Form 10-Q
period 1996-04-30
CMG INFORMATION SERVICES INC
filed 1996-06-14
CIK 914712

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                         _____________________________


For the quarter ended April 30, 1996              Commission File Number 0-22846



                        CMG INFORMATION SERVICES, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)



             DELAWARE                                      04-2921333
  (State or other jurisdiction of            (I.R.S. Employer Identification No)
   incorporation or organization)



  187 Ballardvale Street, Suite B110                          01887
      Wilmington, Massachusetts                            (Zip Code)
(Address of principal executive offices)


                                (508) 657-7000
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                          Yes   X             No
                               ---                ---

 Number of shares outstanding of the issuer's common stock, as of June 7, 1996


       Common Stock, par value $.01 per share                  9,162,076
       --------------------------------------       ----------------------------
                      Class                         Number of Shares Outstanding

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX




Part I.   FINANCIAL INFORMATION                                      Page Number
                                                                     -----------

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets
              April 30, 1996 and July 31, 1995                             3

              Consolidated Statements of Operations
              Three and nine months ended April 30, 1996 and 1995          4

              Consolidated Statements of Cash Flows
              Nine months ended April 30, 1996 and 1995                    5

              Notes to Interim Consolidated Financial Statements          6-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9-13


Part II.  OTHER INFORMATION                                              14-15

SIGNATURE                                                                 16

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                                                                       April 30, 1996           July 31, 1995
                                                                                       --------------           -------------
                            ASSETS

Current assets:
     Cash and cash equivalents                                                         $ 63,877,000              $ 9,423,000
     Available-for-sale securities                                                       22,834,000               56,228,000
     Accounts receivable, trade, less allowance for doubtful
      accounts                                                                            8,255,000                5,345,000
     License fees receivable                                                              2,409,000                        -
     Prepaid expenses and other current assets                                            1,319,000                  370,000
     Refundable income taxes                                                                      -                  666,000
                                                                                       ------------              -----------
Total current assets                                                                     98,694,000               72,032,000

Property and equipment, net                                                               7,061,000                2,787,000

Investments in affiliates                                                                 4,748,000                2,700,000
Cost in excess of net assets of subsidiaries acquired, net of
 accumulated amortization                                                                 1,363,000                1,280,000

Deferred mailing list costs                                                                 623,000                  733,000
Notes receivable - affiliate                                                              1,670,000                        -
Other assets                                                                              2,994,000                  954,000
                                                                                       ------------              -----------
                                                                                       $117,153,000              $80,486,000
                                                                                       ============              ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                              $ 8,816,000               $4,095,000
     Accrued income taxes                                                                 5,484,000                        -
     Deferred revenues                                                                    3,762,000                        -
     Deferred income taxes                                                                        -               19,886,000
     Other                                                                                2,118,000                  322,000
                                                                                       ------------              -----------

Total current liabilities                                                                20,180,000               24,303,000

Deferred income taxes                                                                     8,503,000                        -
Other long term liabilities                                                                 477,000                  508,000
Minority interest                                                                        26,292,000                  185,000
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued                    -                        -
     Common stock, $.01 par value. Authorized 40,000,000 shares; issued and outstanding 9,161,768 shares at April 30, 1996 and 8,838,720 shares
       at July 31, 1995                                                                      92,000                   88,000
     Additional paid-in capital                                                           8,327,000                7,062,000
     Net unrealized holding gain                                                                  -               18,005,000
     Retained earnings                                                                   53,282,000               30,335,000
                                                                                       ------------              -----------
Total stockholders' equity                                                               61,701,000               55,490,000
                                                                                       ------------              -----------
                                                                                       $117,153,000              $80,486,000
                                                                                       ============              ===========

   The accompanying notes are an integral part of the financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     Three months ended April 30,       Nine months months ended April 30,
                                                     ----------------------------       ----------------------------------
                                                         1996            1995                  1996             1995
                                                     -----------      -----------          -----------       -----------
Net sales                                            $ 7,484,000      $ 5,977,000          $19,424,000      $17,181,000
Operating expenses:
     Cost of sales                                     5,266,000        3,487,000           12,686,000        9,881,000
     Research and development expenses                 1,751,000                -            3,702,000                -
     In process research and development                       -                -              452,000                -
     Selling expenses                                  2,685,000          823,000            5,548,000        2,231,000
     General and administrative expenses               2,585,000          894,000            6,139,000        2,344,000
                                                     -----------       ----------          -----------      -----------
      Total operating expenses                        12,287,000        5,204,000           28,527,000       14,456,000
                                                     -----------       ----------          -----------      -----------

Operating income (loss)                               (4,803,000)         773,000           (9,103,000)       2,725,000
                                                     -----------       ----------          -----------      -----------
Other income (deductions):
     Gain on sale of available-for-sale securities             -        4,781,000           30,049,000        4,781,000
     Gain on issuance of stock by subsidiary          19,575,000                -           19,575,000                -
     Equity in losses of affiliates                     (931,000)         (48,000)          (1,952,000)         (48,000)
     Interest income, net                                474,000           22,000            1,542,000           69,000
     Minority interest                                   517,000                -              817,000                -
                                                     -----------       ----------          -----------      -----------
                                                      19,635,000        4,755,000           50,031,000        4,802,000
                                                     -----------       ----------          -----------      -----------

Income from continuing operations
     before income taxes                              14,832,000        5,528,000           40,928,000        7,527,000
Income tax expense                                     7,418,000        2,006,000           17,981,000        2,805,000
                                                     -----------       ----------          -----------      -----------
     Income from continuing operations                 7,414,000        3,522,000           22,947,000        4,722,000

Discontinued operations, net of income taxes:
     Loss from operations of
        BookLink Technologies, Inc.                            -                -                    -         (690,000)
     Gain on disposal of
        BookLink Technologies, Inc.                            -                -                    -       24,143,000
                                                     -----------       ----------          -----------      -----------
          Net income                                 $ 7,414,000      $ 3,522,000          $22,947,000      $28,175,000
                                                     ===========       ==========          ===========      ===========

Net income per share:
     Income from continuing operations               $      0.74       $     0.37          $      2.32      $      0.50
     Loss from discontinued operations of
       BookLink Technologies, Inc.                             -                -                    -            (0.07)
     Gain on disposal of
       BookLink Technologies, Inc.                             -                -                    -             2.58
                                                     -----------       ----------          -----------      -----------
          Net income                                 $      0.74       $     0.37          $      2.32      $      3.01
                                                     ===========       ==========          ===========      ===========

Weighted average shares outstanding                    9,969,000        9,394,000            9,907,000        9,376,000
                                                     ===========       ==========          ===========      ===========

   The accompanying notes are an integral part of the financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                          Nine Months Ended April 30,
                          ---------------------------

                                                                                    1996              1995
                                                                                ------------       -----------
Cash flows from operating activities:
     Income from continuing operations                                          $ 22,947,000       $ 4,722,000
     Adjustments to reconcile net income to net
      cash provided by (used for) continuing operations:
       Depreciation and amortization                                               1,606,000           682,000
       Deferred income taxes                                                       8,308,000        (3,698,000)
       Gain on sale of available-for-sale securities                             (30,049,000)       (4,781,000)
       Gain on issuance of stock by subsidary                                    (19,575,000)                -
       Equity in losses of affiliates                                              1,952,000            48,000
       Minority interest                                                            (817,000)                -
       In process research and development                                           452,000                 -
       Changes in operating assets and liabilities, excluding effects of acquired company:
        Accounts and license fees receivable                                      (5,894,000)       (1,404,000)
        Prepaid expenses and other current assets                                   (869,000)          (47,000)
        Other assets                                                                (554,000)          (16,000)
        Accounts payable and accrued expenses                                      4,493,000           519,000
        Deferred revenues                                                          3,739,000                 -
        Refundable and accrued income taxes                                       13,024,000         5,295,000
                                                                                ------------       -----------

Net cash provided by (used for) continuing operations                             (1,237,000)        1,320,000
Net cash used for discontinued operations                                                  -          (589,000)
                                                                                ------------       -----------
Net cash provided by (used for) operating activities                              (1,237,000)          731,000
                                                                                ------------       -----------

Cash flows from investing activities:
     Proceeds from sale or maturity of available-for-sale securities              60,154,000        15,531,000
     Income taxes paid related to sale of available-for-sale-securities          (15,416,000)                -
     Purchase of available-for-sale securities                                   (25,526,000)                -
     Additions to property and equipment                                          (5,959,000)       (1,187,000)
     Sale of property and equipment                                                  705,000                 -
     Investments in affiliates                                                    (4,000,000)       (1,750,000)
     Issuance of notes receivable to affiliate                                    (1,670,000)                -
     Payments related to disposal of BookLink Technologies, Inc.                           -          (650,000)
     Other                                                                          (696,000)         (235,000)
                                                                                ------------       -----------
Net cash provided by investing activities                                          7,592,000        11,709,000
                                                                                ------------       -----------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                         381,000            34,000
     Net proceeds from issuance of stock by subsidiary                            46,021,000                 -
     Proceeds from short-term borrowings                                             940,000                 -
     Repayment of short-term borrowings                                             (940,000)                -
     Other                                                                         1,697,000          (136,000)
                                                                                ------------       -----------
Net cash provided by (used for) financing activities                              48,099,000          (102,000)
                                                                                ------------       -----------

Net increase in cash and cash equivalents                                         54,454,000        12,338,000
Cash and cash equivalents at beginning of period                                   9,423,000         2,955,000
                                                                                ------------       -----------
Cash and cash equivalents at end of period                                      $ 63,877,000       $15,293,000
                                                                                ============       ===========

Supplemental disclosure information:
Cash paid during the period for:
     Interest                                                                   $     44,000       $    18,000
                                                                                ============       ===========

     Income taxes                                                               $ 12,005,000       $   748,000
                                                                                ============       ===========

   The accompanying notes are an integral part of the financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


A.  Basis of Presentation

          The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 1995, which are contained in the Company's Form 10-K.

          The results of the three and nine month periods ended April 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. Financial information related to BookLink Technologies, Inc. (BookLink) has been presented as discontinued operations. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with current year presentation.

       During the quarter ended April 30, 1996, the Company adopted a policy of recognizing gains on issuance of stock by its subsidiaries in the Company's consolidated statement of operations if the Company determines the conditions prescribed by Staff Accounting Bulletin number 51 have been met. At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that subsidiary increases. Under the Company's policy, if at that time the subsidiary is an operating entity and not engaged principally in research and development, the Company records the increase as gain.

B.  Discontinued Operations of SalesLink Corporation Subsequently Retained

          During the second quarter of 1996, the Company decided to retain its subsidiary SalesLink Corporation (SalesLink) as part of the Company's continuing operations. SalesLink was identified for disposition during the fourth quarter of fiscal 1995 and had been accounted for as a discontinued operation since that time. The decision was made to continue to operate SalesLink because of its potential synergies with the Company's newly formed subsidiary CMG Direct Interactive, Inc. Accordingly, the operating results of SalesLink are now included in continuing operations, classified as the Company's fulfillment services segment, and the accompanying consolidated balance sheet as of July 31, 1995 has been reclassified to present SalesLink within continuing operations.

          During the first quarter of fiscal 1996, SalesLink generated sales and operating income of $2,473,000 and $172,000, respectively. The total assets and liabilities of SalesLink were $4,989,000 and $1,255,000, respectively, as of October 31, 1995, and $4,400,000 and $1,211,000, respectively as of July 31, 1995.

C.  Public Sale of Subsidiary Company Stock

          In April, 1996, the Company's subsidiary, Lycos, Inc. (Lycos), sold 3,135,000 shares of its previously unissued common stock in an initial public offering at $16 per share, receiving net proceeds of $46,021,000. With this transaction, the Company's ownership interest in Lycos was reduced from approximately 76%, to approximately 58%, and the Company's net investment in Lycos increased from approximately $1 million to approximately $20.6 million, resulting in the recognition of a pretax gain of $19,575,000. This gain reflects the increased book value of the Company's investment in Lycos resulting from the net proceeds received by Lycos from the sale of its stock. The Company provided $8,026,000 for deferred income taxes resulting from the gain.

          Lycos develops and provides on-line guides to the Internet's World Wide Web, enabling users of the Internet to identify, select, and access the resources and information of interest to them. The Company's entire interest in Lycos (consisting of 8,000,000 shares of common stock) is owned by its majority owned subsidiary limited partnership, CMG@Ventures, L.P. The Company's interest in Lycos is subject to further reduction because CMG@Ventures, L.P. has agreed to sell to Lycos up to a total of 999,776 shares of common stock of Lycos to provide shares issuable upon exercise of options granted by Lycos under its stock option plans. Of these 999,776 shares, CMG@Ventures, L.P. is obligated to sell 709,480 shares to Lycos at a purchase price of $0.01 per share and 290,296 shares at prices ranging from $0.29 per share to $16 per share.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D.        Acquisitions and Investments

          On October 15, 1995, the Company's majority owned subsidiary, Lycos, acquired 100% of Point Communications Corporation (Point), a company involved in reviewing and ranking sites on the Internet, in exchange for a minority interest in Lycos. The acquisition accounting and valuation for the Point acquisition by Lycos resulted in $452,000 of the total $542,000 purchase price being identified as in process research and development, which was expensed because technological feasibility had not been reached at the acquisition date. This amount was charged to operating results in the second quarter when the acquisition valuation and accounting was determined. The former owner of Point also received an option to purchase 343,000 additional Lycos shares at an exercise price of $2.00 per share. The option has a ten-year term and became fully vested at the closing of Lycos' initial public offering in April, 1996.

          During the second quarter of fiscal year 1996 the Company, through its subsidiary limited partnership, CMG @Ventures, L.P. invested $2,750,000 to increase its ownership in its affiliate, Ikonic Interactive, Inc. (Ikonic), from 19.8% to 36.8% and to purchase a minority ownership interest in a new affiliate, GeoCities, which is a builder and operator of special-interest on-line communities. With its increase in ownership in Ikonic, the Company now uses the equity method of accounting, rather than the cost method, for its investment in Ikonic. The Company's investment in GeoCities is accounted for on the equity method.

          In the third quarter of fiscal 1996 and in June, 1996, CMG@Ventures, L.P. invested $2,750,000 to acquire minority interests in Vicinity Corporation (formerly Proximus) and TELET Communications (formerly Connect). Vicinity Corporation is a provider of geographical mapping services for the World Wide Web and TELET sells products which allow direct telephone to Internet access for adding or editing Web pages (Dial Web) and also enable users to communicate in their own voice to other Web users (AMail). The Company's investments in Vicinity and TELET are accounted for on the equity method.

          The unamortized excess of the Company's investments in affiliates over its equity in the underlying net assets of those affiliates at the date of acquisition was $4,507,000 and $2,381,000 at April 30, 1996 and July 31, 1995,
respectively. Amortization included in "Equity in losses of affiliates" was $106,000 and $299,000 for the three and nine months ended April 30, 1996, respectively. Amortization is recorded on a straight-line basis over 10 years.

          On June 7, 1996, FreeMark Communications Inc. (FreeMark), in which CMG @Ventures L.P. owned a 43.8% ownership interest at April 30, 1996, successfully completed a $5.1 million equity financing. Pursuant to this transaction, CMG@Ventures L.P. invested an additional $3.2 million in FreeMark, including the conversion of $1,670,000 notes which were included in notes receivable - affiliate in the Company's April 30, 1996 balance sheet.

          Including the FreeMark transaction, the acquisition accounting and valuation for investments totaling $6,950,000 to date may result in a significant portion of the purchase price being identified as in-process research and development, which will be charged to operating results in the fourth quarter of fiscal 1996 when the acquisition accounting is determined.

          The Company's investments in Lycos, Ikonic, FreeMark, TELET, Vicinity, and GeoCities (as well as its other Internet related investments in NetCarta Corp. and Black Sun Interactive, Inc.) are owned through its majority owned subsidiary limited partnership, CMG@Ventures, L.P. and its wholly owned subsidiary CMG@Ventures, Inc. The Company owns 100% of the capital interest and has all voting rights, and is entitled to 77.5% of the net capital gains, as defined, of these investments. The remaining 22.5% interest in the net capital gains on these investments are attributable to six profit partners, including the President and Chief Executive Officer of the Company. The Company is responsible for all operating expenses of CMG@Ventures, L.P.

E.  Available-for-Sale Securities

          At July 31, 1995 available-for-sale securities included 1,020,000 shares of America Online Stock, which the Company sold during the quarter ended October 31, 1995. The net proceeds from the sale were $57,462,000 and the Company realized a gain on the sale of $30,049,000.

          At April 30, 1996, available-for-sale securities consist of debt securities, carried at fair value, which the Company does not intend to hold to maturity. The estimated fair value of these securities consists of $18,780,000 of U.S. Government agency obligations and $4,054,000, of municipal obligations. The estimated fair value of each investment approximates its amortized cost.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, (Continued)


F.        Segment Information

          The Company's operations are classified in three primary business segments: (i) list and database services, (ii) fulfillment services and (iii) investment and development. Summarized financial information by business segment is as follows:

                                              Three months ended April 30,      Nine months ended April 30,
                                              ----------------------------      ---------------------------
                                                  1996             1995            1996            1995
                                              -----------      -----------      -----------     -----------
Net sales:
     List and database services               $ 2,468,000      $ 2,598,000      $ 8,290,000     $ 8,507,000
     Fulfillment services                       3,437,000        3,379,000        8,513,000       8,674,000
     Investment and development                 1,579,000                -        2,621,000               -
                                              -----------      -----------      -----------     -----------
                                              $ 7,484,000      $ 5,977,000      $19,424,000     $17,181,000
                                              ===========      ===========      ===========     ===========

Operating income (loss):
     List and database services               $  (787,000)     $   201,000      $  (710,000)    $ 1,510,000
     Fulfillment services                         561,000          762,000        1,014,000       1,405,000
     Investment and development                (4,577,000)        (190,000)      (9,407,000)       (190,000)
                                              -----------      -----------      -----------     -----------
                                              $(4,803,000)     $   773,000      $(9,103,000)    $ 2,725,000
                                              ===========      ===========      ===========     ===========

G.        Commitments

          In April 1996, the Company's consolidated subsidiary, Lycos, entered into a one year "Premier Provider" agreement ("the Agreement") with Netscape Communications Corporation (Netscape) pursuant to which Lycos was designated one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the Agreement, Lycos is obligated to make installment payments totaling $5 million over the term of the Agreement. For the three months ended April 30, 1996, Lycos has recorded a pro-rata portion of this obligation of approximately $278,000 in "Cost of Revenues" and "Accrued Expenses".

          During the quarter ended April 30, 1996, the Company through its subsidiaries entered into operating lease commitments with future minimum lease payments totaling $2,133,000 through fiscal 2001.

          As of April 30, 1996, the Company was obligated to continue to fund its portfolio companies a total of $2,000,000 in the form of working capital or additional equity ownership, plus approximately $3,350,000 upon the achievement of certain milestones.

H.        Earnings Per Share

          Net income per common share is computed based upon the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares, using the treasury stock method, are included in the per share calculations only when the effect of their inclusion would be dilutive. Common stock equivalent shares consist of stock options. On February 2, 1996 and March 17, 1995, the Company effected two-for-one and three-for-two common stock splits, respectively, in the form of stock dividends. Accordingly, the financial statements have been retroactively adjusted to reflect these events.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


          The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Risk Factors that May Affect Future Results", as well as those discussed in this section and elsewhere in this report.

Discontinued Operations of SalesLink Corporation Subsequently Retained

          During the second quarter of fiscal 1996, the Company decided to retain its subsidiary SalesLink Corporation (SalesLink) as part of the Company's continuing operations. SalesLink was identified for disposition during the fourth quarter of fiscal 1995 and had been accounted for as a discontinued operation since that time. The decision was made to continue to operate SalesLink because of its potential synergies with the Company's newly formed subsidiary CMG Direct Interactive Inc. (CMGDI). Accordingly, the operating results of SalesLink are now included in continuing operations, classified as the Company's fulfillment services segment, and the accompanying consolidated balance sheet as of July 31, 1995 has been reclassified to present SalesLink within continuing operations.

          During the first quarter of fiscal 1996, SalesLink generated sales and operating income of $2,473,000 and $172,000, respectively. The total assets and liabilities of SalesLink were $4,989,000 and $1,255,000, respectively, as of October 31, 1995, and $4,400,000 and $1,211,000, respectively, as of July 31, 1995.

Formation of CMG Direct Interactive Inc.

          During fiscal 1996, the Company formed a new subsidiary, CMGDI, from the Company's former ListLab division. In addition to the Company's traditional list management services, CMGDI is rapidly evolving into a database and Internet systems company, focusing on direct marketing solutions. As a result of this evolution, the Company's former "list and list services" segment is now referred to as the "list and database services" segment and includes the results of this subsidiary.

Three months ended April 30, 1996 compared to three months ended April 30, 1995

          Net sales for the quarter ended April 30, 1996 increased $1,507,000 or 25%, to $7,484,000 from $5,977,000 for the quarter ended April 30, 1995. The increase was primarily attributable to sales of $1,579,000 from the Company's investment and development segment which was formed during the third quarter of fiscal 1995, but did not begin generating revenues until the fourth quarter of fiscal 1995. This increase was partially offset by a $130,000 sales decrease compared to the prior year in the Company's list and database services segment, due to increases in paper and postage costs which have impacted the entire direct marketing industry. As the portfolio companies of the investment and development segment continue to develop and introduce their products commercially in the coming months, the Company expects to report further revenue growth in this segment.

          Cost of sales increased $1,779,000, or 51%, to $5,266,000 in the third quarter of fiscal 1996 from $3,487,000 for the corresponding period in fiscal 1995, due to $1,472,000 of costs related to the Company's new investment and development segment and increases of $179,000 and $128,000 in the cost of sales for the list and database services segment and fulfillment services segment, respectively. In the list and database services segment, cost of sales as a percentage of net sales increased to 65% in the third quarter of fiscal 1996 from 55% in the third quarter of fiscal 1995. The increase in the list and database services cost of sales is primarily attributable to increases in operating expenses related to the launching of the Company's new Elementary/High School Database product line. Prior to fiscal 1996 all costs related to the development of the Elementary/High School Database product were capitalized. With the initial development of this list now complete and operations commencing, operating costs are being incurred and previously capitalized costs are now being amortized.

          Research and development expenses totaled $1,751,000 in the quarter ended April 30, 1996, primarily consisting of $1,220,000 related to the operations of the investment and development segment and $461,000 incurred by CMGDI in the list and database services segment. No research and development costs were incurred in the third quarter of fiscal year 1995. The Company anticipates it will continue to devote substantial resources to product development and that these costs may substantially increase in absolute dollars in future periods.

          Selling expenses increased $1,862,000, or 226%, to $2,685,000 in the third quarter ended April 30, 1996 from $823,000 for the corresponding period in fiscal 1995. This increase was primarily attributable to $1,815,000 incurred in the Company's new investment and development segment, reflecting the sales and marketing efforts related to various product launches. Selling expenses increased as a percentage of net sales to 36%, in the third quarter of fiscal 1996 from 14% in the third quarter of fiscal 1995. The Company expects continued increases in sales and marketing expenses.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS, (Continued)


          General and administrative expenses increased $1,691,000, or 189%, to $2,585,000 in the third quarter of fiscal 1996 from $894,000 for the corresponding period in fiscal 1995. The increase was attributable to the creation of the investment and development business segment during the third quarter of fiscal 1995, which had expense increases of $1,458,000, compared with the third quarter of 1995, including payroll, facilities, legal and accounting, depreciation and other general and administrative costs. General and administrative expenses increased as a percentage of net sales to 35% in the third quarter of fiscal 1996 from 15% in the third quarter of fiscal 1995. The Company anticipates that its general and administrative expenses will continue to increase significantly in absolute dollar amounts as the Company's subsidiaries, particularly in the investment and development segment, expand their administrative staffs and infrastructures.

          Equity in losses of affiliates resulted from the Company's minority ownership in FreeMark Communications (FreeMark), Ikonic Interactive, Inc. (Ikonic), GeoCities, Vicinity Corporation (Vicinity) and TELET Communications LLC (TELET). These investments, which were made through CMG@Ventures, L.P., are accounted for under the equity method, whereby the Company's proportionate share of each affiliate's operating losses and amortization of the Company's excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Since the Company's first investment accounted for on the equity method, FreeMark, was made during the third quarter of fiscal 1995, only $48,000 equity in losses were recognized during the three months ended April 30, 1995 compared with $931,000 for the three months ended April 30, 1996. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses. See Note D of Notes to Interim Consolidated Financial Statements.

          Gain on issuance of stock by subsidiary represents the Company's $19,575,000 gain recorded as a result of the sale of stock by its subsidiary, Lycos, in an initial public offering. This gain represents the increase in the Company's proportionate share of Lycos' equity. See Notes C and D of Notes to Interim Consolidated Financial Statements for a more complete description of this transaction.

          Interest income, net increased $452,000 compared to the quarter ended April 30, 1995. The increase is primarily due to income from investment of the proceeds from the sale of America Online common stock, and the Lycos initial public offering which occurred in October, 1995, and April, 1996, respectively.

          Income tax expense in the third quarter of fiscal 1996 was $7,418,000. The Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate, equity in losses of affiliates is excluded, since no tax benefit on such losses is recognized by the Company.

Nine months ended April 30, 1996 compared to nine months ended April 30, 1995

          Net sales increased $2,243,000, or 13%, to $19,424,000 for the nine months ended April 30, 1996 from $17,181,000 for the corresponding period in fiscal 1995. The increase was attributable to sales of $2,621,000 from the Company's investment and development segment which was formed during the third quarter of fiscal 1995, offset by sales declines of $217,000 and $161,000, in the Company's list and database services and fulfillment services segments, respectively. As the portfolio companies of the investment and development segment continue to develop and introduce their products commercially in the coming months, the Company expects to report revenue growth in this segment.

          Cost of sales increased $2,805,000, or 28%, to $12,686,000 for the nine months ended April 30, 1996 from $9,881,000 for the corresponding period in fiscal 1995, due primarily to $2,139,000 of costs related to the Company's new investment and development segment and an increase of $708,000 in the cost of sales for the list and database services segment.

          In the list and database services segment, cost of sales as a percentage of net sales increased to 60%, in the first nine months of fiscal 1996 from 51%, in the same period in fiscal 1995. The increase in the list and database services cost of sales is primarily attributable to increases in operating expenses related to the launching of the Company's new Elementary/High School Database product line. Prior to fiscal 1996 all costs related to the development of the Elementary/High School Database product were capitalized. With the initial development of this list now complete and operations commencing, operating costs are being incurred and previously capitalized costs are now being amortized.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS, (Continued)

          Research and development expenses totaled $3,702,000 in the nine months ended April 30, 1996, primarily consisting of $2,794,000 related to the operations of the investment and development segment and $784,000 incurred by CMGDI within the list and database services segment. In addition, in the nine months ended April 30, 1996, the Company recorded $452,000 of in process research and development expenses incurred by its consolidated subsidiary, Lycos, related to the acquisition of Point. No research and development costs were incurred in the first nine months of fiscal year 1995. The Company anticipates it will continue to devote substantial resources to product development and that these costs may substantially increase in absolute dollars in future periods.

          Selling expenses increased $3,317,000, or 149%, to $5,548,000 in the nine months ended April 30, 1996 from $2,231,000 for the corresponding period in fiscal 1995. This increase was primarily attributable to $2,916,000 incurred in the Company's new investment and development segment, reflecting the sales and marketing efforts related to various product launches. Selling expenses increased as a percentage of net sales to 29% in the first nine months of fiscal 1996 from 13% in the first nine months of 1995. The Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses and anticipates that these costs will substantially increase in absolute dollars in future periods.

          General and administrative expenses increased $3,795,000 or 162%, to $6,139,000 in the first nine months of fiscal 1996 from $2,344,000 for the corresponding period in fiscal 1995. The increase was attributable to the creation of the investment and development business segment during the third quarter of fiscal 1995, which had expense increases of $3,536,000, including payroll, facilities, legal and accounting, depreciation and other general and administrative costs. General and administrative expenses increased as a percentage of net sales to 32% in the first nine months of fiscal 1996 from 14% in the first nine months of fiscal 1995. The Company anticipates that its general and administrative expenses will continue to increase significantly in absolute dollar amounts as the Company's subsidiaries, particularly in the investment and development segment, expand their administrative staffs and infrastructures.

          Gain on sale of available-for-sale securities occurred when the Company sold its remaining 1,020,000 shares of America Online (AMER) common stock, realizing a gain of $30,049,000 in October, 1995. Interest income, net, increased primarily due to income from investment of the proceeds from the sale of the AMER stock.

          Gain on issuance of stock by subsidiary represents the Company's $19,575,000 gain recorded as a result of the sale of stock by its subsidiary, Lycos, in an initial public offering. This gain represents the increase in the Company's proportionate share of Lycos' equity. See Note C of Notes to Interim Consolidated Financial Statements for a more complete description of this transaction.

          Equity in losses of affiliates resulted from the Company's minority ownership in FreeMark, Ikonic, GeoCities, Vicinity and TELET. These investments, which were made through CMG@Ventures, L.P., are accounted for under the equity method, whereby the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Since the Company's first investment accounted for on the equity method, FreeMark, was made during the third quarter of fiscal 1995, only $48,000 equity in losses were recognized during the first nine months of fiscal 1995, compared with $1,952,000 for the first nine months of fiscal 1996. See Note D of Notes to Interim Consolidated Financial Statements. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

          Income tax expense in the first nine months of fiscal 1996 was $17,981,000. The Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate, equity in losses of affiliates is excluded, since no tax benefit on such losses is recognized by the Company.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS, (Continued)

New Accounting Pronouncements

          During October 1995, the Financial Accounting Standards Boards issued Statement No. 123 ("SFAS 123") which establishes a fair value based method of accounting for stock based compensation plans. While the Company is studying the impact of the pronouncement, it continues to account for employee stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123 will be effective for fiscal years beginning after December 15, 1995, or fiscal 1997 for the Company.

Liquidity and Capital Resources

          During the first quarter of fiscal 1996, the Company sold its remaining 1,020,000 shares of AMER common stock, receiving net proceeds of $57,462,000. In April, 1996, the Company's consolidated subsidiary, Lycos, sold 3,135,000 of its shares in an initial public offering, receiving net proceeds of $46,021,000 and reducing the Company's ownership in Lycos from approximately 76%, to approximately 58%. The Company's entire interest in Lycos (consisting of 8,000,000 shares of common stock) is owned by its majority owned subsidiary limited partnership, CMG@Ventures, L.P. (See Notes C and D of Notes to Interim Consolidated Financial Statements). The Company's interest in Lycos is subject to further reduction because CMG@Ventures, L.P. has agreed to sell to Lycos up to a total of 999,776 shares of common stock of Lycos to provide shares issuable upon exercise of options granted by Lycos under its stock option plans. Of these 999,776 shares, CMG@Ventures, L.P. is obligated to sell 709,480 shares to Lycos at a purchase price of $0.01 per share and 290,296 shares at prices ranging from $0.29 per share to $16 per share.

          Working capital at April 30, 1996 increased to $78.5 million compared to $47.7 million at July 31, 1995, as a result of the sale of AMER stock and the Lycos initial public offering, offset by the Company's uses of capital. The Company's principal uses of capital during the first nine months of fiscal 1996 were for payment of income taxes related to the Company's sale of available-for-sale securities, purchases of property and equipment, investments in affiliates, funding of start-up activities in the Company's new investment and development segment and issuance of notes receivable to the Company's minority owned affiliate, FreeMark. As of April 30, 1996 the Company was obligated to continue to fund its portfolio companies a total of $2,000,000 in the form of working capital or additional equity ownership, plus approximately $3,350,000 upon the achievement of certain milestones. The Company intends to continue to fund existing and future Internet and interactive media investment and development efforts.

          At July 31, 1995, the Company's credit agreement included two revolving lines of credit totaling $5.0 million. Since July 31, 1995 these lines have lapsed and the Company has not pursued renewal. Lycos has a $1.0 million credit facility which expires on June 1, 1997. No balances were outstanding under this agreement at April 30, 1996.

          The Company believes that existing working capital will be sufficient to fund its current operations, investments and capital expenditures for the foreseeable future. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through additional public or private offerings of shares of the Company or its subsidiaries' stock, or through debt financing.

Risk factors that may affect future results

          The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Ligation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements which may be made to reflect events or circumstances occurring after the date such statements were made or to reflect the occurence of unanticipated events.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS, (Continued)


          Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to the following:

          * The development of the Internet, as such factors as the level of usage of the Internet, future acceptance of the Company's Internet related products and services, demand for Internet advertising, the introduction of new products and services by the Company and its affiliates or its competitors and potential expense increases associated with the Company's investments at the early stages of development may materially affect the Company's operations. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective advertising medium, the Company's business, results of operations and financial condition will be materially adversely affected.

          * The Company's business model envisions additional opportunities to realize value through gains on its strategic investment and development activities over the next few years. Additionally, the Company's business model envisions potentially leveraging its investment in present and future Internet development opportunities through public and private placement of portions of such investments with outside investors. The Company's business model is therefore significantly impacted by capital market conditions and the availability of future funding from public and private markets.

          * Along with its investment and development segment, the Company's list and database services and fulfillment services segments are subject to industry related risks, including continued acceptance of the Company's products and services, the introduction of new products and services by the Company or its competitors, changes in the mix of services sold and the channels through which those services are sold, product pricing and cost changes, general economic conditions and specific economic conditions in the direct marketing and Internet industries.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES

                          PART II: OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Company held a Special Meeting of Stockholders on March 22, 1996. Proposal I submitted to a vote of security holders at the meeting was a proposal to amend the Company's Restated Certificate of Incorporation by increasing the authorized shares of Common Stock of the Company from 10,000,000 to 40,000,000 shares.

Votes cast were as follows:

FOR                AGAINST        ABSTAINED        BROKER NON-VOTES
- - ---                -------        ---------        ----------------
6,178,606          599,692        2,500,600               600

The proposal was approved.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               The following exhibits are filed herewith or incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:


               Exhibit No.              Title                           Method of Filing
               -----------              -----                           ----------------
               3(i) (1)            Amendment to the                     Filed herewith
                                   Restated Certificate of
                                   Incorporation

               3(i) (2)            Restated Certificate of              Incorporated by reference from
                                   Incorporation                        Registration Statement on Form S-1
                                                                        as amended, filed on November 10,
                                                                        1993 (Registration No. 33-71518)

               3(ii)               Restated By-Laws                     Incorporated by reference from
                                                                        Registration Statement on Form S-1
                                                                        as amended, filed on November 10,
                                                                        1993 (Registration No. 33-71518)

               4                   Rights of Common Stockholders        Incorporated by reference to Article
                                                                        FOURTH of the Registrant's Restated
                                                                        Certificate of Incorporation and
                                                                        ARTICLE II of the Registrant's
                                                                        Restated By-Laws.

               11                  Statement re computation of per      Filed herewith
                                   share earnings

               27                  Financial data schedule              Filed herewith

          (b)  Reports on Form 8-K

               No report on Form 8-K was required to be filed during the quarter ended April 30, 1996.

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CMG Information Services, Inc.



Date: June 13, 1996                         By: /s/ Andrew J. Hajducky III
                                                --------------------------
                                                Andrew J. Hajducky III, CPA
                                                Chief Financial Officer