Form 10-K
period 1996-07-31
CMG INFORMATION SERVICES INC
filed 1996-10-29
CIK 914712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-K

(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                      For Fiscal Year Ended July 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]

  For the Transition Period From________________  to ________________

                            Commission File 0-22846

                         CMG Information Services, Inc.
             (Exact name of registrant as specified in its charter)

                 Delaware                             04-2921333
      (State or other jurisdiction of      (I.R.S.Employer Identification No.)
       incorporation or organization)
           100 Brickstone Square                         01810
          Andover, Massachusetts
 (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code (508) 684-3600

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

         (Title of Class)       (Name of each exchange on which registered)
  Common Stock, $0.01 par value                       NASDAQ

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X            No
                                  -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $ 87,162,405 as of October 22, 1996.

On October 22, 1996, the Registrant had outstanding 9,174,990 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Report. Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS
                            FORM 10-K ANNUAL REPORT
                        FISCAL YEAR ENDED JULY 31, 1996
                         CMG INFORMATION SERVICES, INC.



                                                     PART I
Item                                                                                                       Page
----                                                                                                       ----
1. Business
               General....................................................................................   2
               Direct Marketing Industry..................................................................   3
               The Internet and World Wide Web............................................................   3
               Interactive Marketing Industry.............................................................   4
               Products and Services......................................................................   4
               Business Strategy..........................................................................  11
               Sales and Marketing........................................................................  12
               Competition................................................................................  12
               Research and Development...................................................................  13
               Intellectual Property and Proprietary Rights...............................................  13
               Employees..................................................................................  13
               Segment Information........................................................................  13
               Significant Customers......................................................................  14
2.          Properties....................................................................................  14
3.          Legal Proceedings.............................................................................  14
4.          Submission of Matters to Vote of Security Holders.............................................  14
                                                     PART II
5.          Market for Registrant's Common Equity and Related Stockholder Matters.........................  14
6.          Selected Consolidated Financial Data..........................................................  15
7.          Management's Discussion and Analysis of Financial Condition and Results
             of Operations...............................................................................   15
8.          Financial Statements and Supplementary Data...................................................  15
9.          Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.........................................................................  15
                                                     PART III
10.         Directors and Executive Officers of the Registrant............................................  15
11.         Executive Compensation........................................................................  15
12.         Security Ownership of Certain Beneficial Owners and Management................................  15
13.         Certain Relationships and Related Transactions................................................  15
                                                     PART IV
14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................  16

  This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors that may Affect Further Results" section of Item 7 of this report. Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place under reliance on such statements.

                                     PART I

ITEM 1. - BUSINESS

General

  CMG Information Services, Inc. and its subsidiaries ("CMG" or the "Company") is a direct marketing service provider that invests in, develops and integrates advanced, Internet, interactive, and database management technologies. CMG offers its clients a wide variety of direct marketing opportunities to choose from, including: highly segmented and accurate mailing lists, database management, design and development capabilities, consultative list management and brokerage services, literature fulfillment, sales lead/inquiry management, business-to-business telemarketing services and Internet and interactive media direct marketing software technologies. The Company is advancing products and services that will both create and profit from direct marketing opportunities on the Internet.

  Direct marketing is the use of mail order, telemarketing, electronic interactive media and other methods of direct contact of targeted customers and prospects to promote products and services. Direct marketing, unlike other forms of advertising which are disseminated to a broad audience through print and broadcast media, enables businesses to reallocate marketing and advertising dollars to more effective forms of advertising sent directly to a defined set of consumers. This defined set is identified through analysis and segmentation of large amounts of data on past customers and future prospects. From this information, specific targeted marketing strategies and personalized communications can be generated which focus on those customers and prospects who, according to their buying habits and customer profile, are most likely to respond.

  CMG's emergence into the direct marketing products and services arena is being driven by the distinctive yet synergistic competencies of its operating businesses.

  CMG's List Division provides educational and business-to-business publishers with comprehensive, highly segmented, and accurate lists for direct marketing to millions of customers nationwide. Our services help publishers develop and implement effective direct marketing programs using both conventional and on-line media. CMG believes that its databases of university faculty and information-buyers make it a leading supplier of mailing lists and related services to educational and professional publishers. The Company's twenty years of experience supplying lists to the direct marketing industry, together with its expertise in the use of computer technology to develop, segment, enhance, maintain and market customer and prospect list databases, permit the Company to offer its publisher clients a full range of list services.

  CMG Direct Interactive (CMGDI or Direct Interactive) is at the forefront of leveraging its expertise in direct marketing, database design/development and project management to invest in the creation of new database management products and a suite of product and service offerings that will enable sophisticated direct interactive marketing environments. These new products will enable Direct Interactive to take advantage of the demand for data management services created from the Internet and interactive media, while continuing to grow and invest in its computer list services, including list order fulfillment, merge/purge and other direct mail cost saving services.

  SalesLink provides literature fulfillment, sales lead/inquiry management, business-to-business telemarketing, and print-on-demand, primarily to the mutual fund, high-tech and bio-tech industries.

  CMG @Ventures' focus is on strategic investment and development opportunities. Its mission is to assist the commercialization of electronic content, products and services via the Internet and interactive media. Drawing upon significant investment resources, strong technical talent, and a management team steeped in the Internet, electronic publishing and managing consortia, @Ventures has successfully made ten strategic investments.

  @Ventures has invested in five consolidated subsidiaries: 58% owned Lycos, Inc. (Lycos), 61% owned GeoCities, 100% owned NetCarta Corporation (NetCarta), 92% owned Black Sun Interactive, Inc. (Black Sun), and 54% owned Freemark Communications, Inc. (Freemark). At July 31, 1996 @Ventures had invested in minority ownership positions in three affiliates: 45% owned Vicinity Corporation (Vicinity), 46% owned TeleT Communications (TeleT) and 37% owned Ikonic, Inc. (Ikonic). Subsequent to July 31, 1996 @Ventures sold its investment in TeleT for a gain, receiving cash and Premiere Technologies common stock and invested in two additional minority ownership positions: 46% ownership in Parable, LLC (Parable) and 27% ownership in Silknet. The Company is entitled to 77.5% of the net capital gains of @Ventures and 22.5% are attributable to @Ventures partners. In fiscal 1997, the Company's share will be increased to 80%. All of CMG @Ventures investments are early stage companies and there can be no assurance that their products or services will be commercially successful.

  CMG's three wholly owned start-up Internet companys, ADSmart Corporation (ADSmart), InfoMation Publishing Corporation (InfoMation) and Planet Direct Corporation (Planet Direct) are being developed to further benefit from direct marketing opportunities on the Internet by providing advertising services, personal electronic newspapers and comprehensive Internet service content offerings.

Direct Marketing Industry

  The use of direct marketing by businesses to target and communicate with potential customers has increased due in part to the relative cost efficiency of direct marketing as compared to other advertising methods, as well as the rapid development of affordable computer technology. Prior to and during much of the 1970's, the costs associated with selling products and services either through mass marketing or through personal sales calls were relatively low, while the costs of database development were prohibitive for all but the largest businesses. In the 1980's, the costs of developing and implementing computer technologies to analyze and target potential customers declined while the costs of traditional marketing increased significantly. In addition, concerns have been raised about the efficacy of traditional forms of marketing. Direct marketing remains one of the few advertising media allowing an accurate measure of results through a review of response rates thereby increasing the effectiveness of the selling effort.

  The increasing popularity of direct marketing has created a substantial need for comprehensive, current and accurate information to identify high probability purchasers from the millions of consumers in North America. This information, if properly packaged in a database with the appropriate software, can be used in all aspects of direct marketing: market sizing, distribution channel selection and balancing, sales lead generation, territorial resource allocation and customer prioritization and qualification. In the absence of this information, the selling process results in higher expense per sales contact and lost revenue from unidentified customers. These factors have created increasing demand for lower cost information regarding the identity, location and purchasing history of potential customers. For many businesses, this information can be crucial to their marketing success.

  Direct marketers of information products, including book and magazine publishers, financial institutions, seminar coordinators and professional associations, generate significant demand for affordable, current, highly-segmented mailing list databases, and mailing list database services. In addition, these information product vendors have sought new ways to obtain value from their customer databases by more effectively analyzing and/or selling their customer and prospect lists.

The Internet and World Wide Web

  The Internet is a global collection of thousands of computer networks interconnected to enable commercial organizations, educational institutions, government agencies and individuals to communicate electronically, access and share information and conduct business. While the Internet was historically used by a limited number of academic institutions, defense contractors and government agencies primarily for remote access to host computers and for sending and receiving electronic mail, commercial organizations and individuals are increasingly dominating the use of the Internet. Recent technological advances, including increases in microprocessor speed and the development of easy-to-use graphical user interfaces, combined with cultural and business changes, have led to the Internet being integrated into the operations and strategies of commercial organizations and the activities of individuals.

  Much of the recent growth in Internet use by businesses and individuals has been driven by the emergence of a network of servers and information available on the Internet called the World Wide Web. The Web is a network medium that is rich in content, activities and format. The Web medium includes a wide range of content such as magazines, news feeds, radio broadcasts, and corporate, product, educational, research, and political information, as well as activities, including customer service, electronic commerce, reservations, banking, games and discussion groups. International Data Corporation estimates that the number of individuals with access to the Internet is projected to reach 199 million users in 1999, of which 125 million users are estimated to be accessing the Web. The Company believes that recent trends in the establishment of Internet access services such as AT&T's WorldNet will facilitate access to the Internet and result in an increase in the number of users of the Internet. An increase in the number of users of the Internet could result in higher traffic to the Company's sites.

  The Web can be accessed using software that allows non-technical users to exploit the capabilities of the Internet easily. Electronic documents or "Web pages" which may contain textual, audio and video information, are published on Web sites in a common format. Each Web site could contain hundreds of Web pages. Users can view these Web pages by using widely available software called "Web browsers" such as the Netscape Navigator or the Microsoft Internet Explorer. Users specify which electronic documents they wish to view with their Web browser by entering each document's unique electronic Web address, or Universal Resource Locator ("URL"). Alternatively, users can navigate the Web by making use of the hypertext link capability of Web documents. Hypertext links are active areas on a Web page which can be located anywhere else on the Web. This feature enables users to move from one page to of content and activity to another related or "linked" page, without having to know the underlying address or URL of either document.

  The rapid deployment of the Web has introduced fundamental and structural changes in the way information can be produced, distributed and consumed, lowering the cost of publishing information and extending its potential reach. Companies from many industries are publishing product and the company information or advertising materials and collecting customer feedback and demographic information interactively. The structure of Web documents allows an organization to publish significant quantities of product information while simultaneously allowing each user to view selectively only those elements of the information which are of particular interest. This feature makes possible the dynamic tailoring of information delivery to each user's interests in a cost effective and timely fashion. The Web, by facilitating the publishing and exchange of information, is dramatically increasing the amount of information to users.

Interactive Marketing Industry

  Direct Marketing is undergoing rapid, fundamental change, as customers needs evolve and technology advances. Marketing channels and media outlets are expanding in number and diversifying in scope, and powerful database technologies are able to target both broad markets and individual customers with ever-greater precision.

  The emergence of the Internet into homes and offices has provided direct marketers with a powerful new distribution mechanism - interactive media. Interactive marketing is a subset of direct marketing. It differentiates itself from traditional direct marketing channels in that the consumer has flexibility and control over what is being presented, when they view the products or services and which types of products or services they are viewing.

  In contrast to conventional media, the Internet offers capabilities to target advertising to specific audiences, to measure the popularity of content, to make timely changes in response, to reach worldwide audiences cost-effectively and to create innovative and interactive advertisements. By collecting customer feedback and demographic information, advertisers can direct highly customized marketing campaigns at defined targets. In addition, the Internet enables advertisers to transact with prospective customers much more rapidly than with conventional media.

  The Company believes that advertisers will seek to advertise on Web sites that offer a high volume of traffic and feature flexible advertisement programs capable of reaching targeted audiences. Likewise, the Company believes that as advertisers increasingly embrace the Internet as an advertising vehicle, their participation will subsidize in part the creation and expansion of the information and resources available on the Web which in turn is expected to stimulate further traffic flow. However, the Internet as an advertising medium is still evolving and, consequently, advertisers seek demonstration of its effectiveness as a media purchase. Due to the limited information and experience on Web advertising and a general unfamiliarity with the concept of interactive advertising, advertisers require assistance with the design and placement of advertisements on the Internet.

  Interactive marketing provides direct marketers with the ability to create electronic databases of customer information. Using this information will enable direct marketers to develop more effective advertising, make better decisions about distribution methods and media selection and target customers more effectively. The dialogue created between the marketer and the consumer through interactive marketing creates advertising accountability, enabling marketers to track advertisement interaction, anticipate consumer needs and make changes immediately. It is expected that across scores of industries, the relationship between marketers and consumers will soon be direct, and one-to-one. When that day arrives, marketers will benefit from this newfound ability to establish deep, intimate relationships with their customers.

Products and Services

CMG Lists

  The Company's principal products are mailing lists derived from the Company's databases and sold primarily to publishers. The Company has three primary mailing list databases, the College List, the Information Buyers List and the ElHi List. The databases are highly segmented, permitting the Company to use its application software to extract specifically defined lists of potential customers who are most likely to purchase products advertised by the Company's clients. The Company is continually working to expand the size and comprehensiveness of its database offerings based on the needs of its clients and the availability of new lists.

  CMG understands that there is only one other supplier of faculty mailing lists and two other suppliers of college and university administrator lists. In addition, CMG believes that it has identified virtually all North American textbook publishers and that it supplies mailing lists derived from the College List database to a majority of them.

  CMG also believes that most of the largest North American publishers of books for professionals contribute their customer lists exclusively to the Information Buyers List database and have agreed not to contribute their customer lists to any other book buyer databases. These publishers also purchase mailing lists and list services from the Company. Accordingly, CMG believes that the Information Buyers List database is the only database of its kind and that the College List database is the dominant database of its kind and that these databases make CMG a leading supplier of mailing lists and related services to educational and professional publishers.

  The College List Database. The College List database, which the Company believes is the dominant list of its type, includes approximately 700,000 names and addresses of college and university deans, administrators and faculty at every college, university, and junior college in North America. The Company classifies each course taught, and the faculty teaching it, into one of approximately 4,000 subject codes, which permits the Company to identify all faculty teaching any particular course or subject and create lists identifying the faculty so they can be targeted.

  The resulting lists are valuable to publishers, as the classification system of specific subject codes permits them to choose the professors most likely to select a given book for a course and then to send promotional materials and/or a sample copy of the textbook to them. In addition, the database classification system helps publishers identify areas of study where new titles are needed and define the size of the potential market.

  The College List is compiled by the Company from course schedules and other source documents published by colleges and universities and is updated twice annually (i.e. each semester). The Company augments the information available from the schedules with school catalogs, supplemental questionnaires, telephone calls, and various other source documents collected from colleges and universities.

  The Information Buyers List Database. The Information Buyers List database includes approximately 11 million names and addresses of professionals who purchase books, periodicals, seminars and other information products through mail order. The Information Buyers List is assembled from over 150 proprietary lists of over 100 publishers and other organizations. Combining these separate customer lists into a single database permits the Company to offer its clients a larger group of potential customers across a broader range of target categories than could be obtained from any single list. In addition to its size and diversity, the database is also valuable because it is limited primarily to those consumers who have actually purchased through mail order and are therefore thought to be more likely to do so in the future. The Information Buyers List is segmented under the same 4,000 subject codes as the College List.

  When a participant's customer list is added to the database, the Company uses its software to segment the list into the subject codes and to supplement the database with information derived from the participant's customer list, such as recency of purchase, gender and home or office address distinctions. This classification system permits the Company to identify professionals that have purchased information products pertaining to any given subject and to create lists identifying the purchasers so they can be targeted.

  The lists derived from the Information Buyers List database are used by publishers and other companies in the business-to-business and consumer publishing direct mail markets. The high degree of segmentation of the database enables the Company to extract very specific, and thus, more responsive niches of professionals with a demonstrated interest in purchasing very specific types of information products. This level of selectivity also enables the Company to identify and build other valuable lists that are not obvious properties of the individual component lists used by the Company to maintain the database.

  The Elementary/High School List Database. In 1992, the Company introduced the Elementary/High School List or "ElHi List" database. In January 1994, the ElHi List included the names and addresses of approximately 84,000 public elementary and high schools, approximately 16,000 public school district offices, approximately 8,400 public libraries and approximately 140,000 administrators. The ElHi List is segmented into over 30 public school district demographic categories and is used by publishers of textbooks, supplemental educational materials and magazines and school supply distributors, among others. The ElHi List is compiled from federal, state and local government files and the names of school administrators and staff are developed through state directories, mailings and telephone. CMG successfully completed the compilation of the ElHi list in fiscal 1995. The Elementary and High School list consists of more than
2.8 million names of teachers and administrators associated with public elementary through high schools. This database greatly enhances CMG's ability to service its educational publishing clients and builds on CMG's reputation and distinctive competence in the educational publishing industry.

  List Management and Brokerage. The Company provides list management and list brokerage to businesses that use direct marketing to promote their products. As a list manager, the Company acts as the exclusive marketing agent for the mailing lists of its list management clients. In conjunction with performing list management services, the Company also provides list brokerage. This service allows the Company to be a single source for virtually any brokered list requested by a customer and provides the opportunity to generate additional sales of the Company's other products.

  Database Services

  CMG Direct Interactive.

  CMG Direct Interactive's goal is to be the premier provider of direct, interactive marketing environments, supplying innovative, world-class database and direct marketing solutions to customers in a diverse range of businesses. In all products and services, CMGDI's goal is to increase clients' ability to identify and interact with their own customers on an individual basis. To accomplish this task, the company draws on the CMG family's long history of successful database direct marketing, and augments that experience with a serious commitment to unlock the potential of bold new technologies.

  Most businesses do not have the technology or expertise to build, maintain or enhance their mailing lists or databases in-house. CMG Direct Interactive offers these businesses a comprehensive service set including database design, program specification, programming, testing, debugging and ongoing maintenance and enhancement.

  For clients that want to build a customer database, the Company provides database analysis, design, software development, testing, debugging, and maintenance. Once the database software is completed, the Company collects customer and prospect data from its clients in a variety of forms for standardization and inclusion into each client's customized database. This involves working in depth with clients to discern their database maintenance, fulfillment and reporting requirements, converting these requirements to computer program specifications, and managing the project from start to finish.

  Database management involves processing customer data, segmenting the processed information to provide the level of detail and selectivity desired, storing the information, and updating it to make it readily accessible for the client's promotional, analytical and list rental activities. Lists may be combined and enhanced with additional demographic information and other lists to form databases which can be used as the basis of additional client promotions or marketed to other list users.

  If a client's mailing list is being combined with other lists or if a client purchases several lists for a direct marketing campaign, the lists are often combined into one master list. Typically, these lists will contain duplicate names. The Company's merge/purge (duplicate elimination) software recognizes and eliminates duplicate names, thereby preventing duplicate mailings and, thus, lowering client mailing costs. In addition, identifying these multiple prospects enables the direct-response client to recognize the duplicate name as a multi-buyer. CMGDI also minimizes postal costs through postal pre-sorting, bar coding and address standardization.

  Direct Interactive also offers private database management as a service for large volume mailers who mail to the same target lists regularly. A private database is a targeted collection of mailing lists that is used repeatedly by a restricted group of mailers. Ordinarily, this type of mailer would have to contact a list broker, order lists and perform a number of processing functions for each mailing. A private database maintained and updated by the Company provides the mailer or group of mailers with a pool of mailing lists which have proven effective for their mailing needs. Using the Company's services, the mailer can perform research on the private database, select the names most likely to respond and pay only for names used for targeting. Mailing costs are reduced, lead times are shortened and the mailer gains more precise targeting capability.

  Private databases are part of Direct Interactive's overall strategy to give the Company's clients greater ability to analyze, access, and eventually update their customer and prospect databases. In addition to continual enhancements to existing software, this strategy is being achieved in part by reengineering the Company's proprietary database management software from a mainframe to a client server environment. The Company believes that this transition will result in more cost efficient and effective access to data for its clients and a corresponding increase in the market for the Company's systems and services.

  With a number of pathbreaking applications in development or the early stage of beta testing, CMGDI enables marketers to rapidly assimilate, analyze, manage, and apply vast quantities of information from disparate sources. In so doing, the company helps marketers identify and fulfill customers' specific needs.

  Very large-scale data warehouses are a vital cornerstone in the creation of one-to-one marketing environments. CMGDI is developing creative products and services to efficiently manage these immense repositories, helping customers maximize access to critical information the data warehouses contain.

  CMGDI is developing advanced software products and systems that will create direct, interactive marketing environments (DIMEs). These DIMEs combine techniques of very large scale database marketing with interactive data collection and analysis to enable the complete direct marketing and sales cycle including commerce on the Internet. This total environment makes possible one-to-one marketing and ongoing, customer beneficial relationships.

  Planned offerings to customers in fiscal 1997 include an advanced Data Warehouse Manager, a graphical, object-based end-user data access and query tool; and an advanced interactive targeting framework.

SalesLink

  Mutual funds receive thousands of requests daily for fund prospectuses, marketing materials and other product literature. The volume of such requests, and the increasing competitiveness of the mutual fund industry, place a premium on filling requests rapidly and cost-effectively. The Company believes that rather than building the costly and specialized computer and management systems necessary to conduct cost effective literature fulfillment internally, mutual funds have increasingly turned to outside providers of fulfillment, sales lead/inquiry management and business-to-business telemarketing services. Most of SalesLink's mutual fund clients previously performed these services in-house and the Company has been informed by other mutual funds that they are analyzing the relative costs and benefits of outsourcing these services rather than performing them in-house. SalesLink contracts with mutual funds to take and fulfill orders for fund literature and other materials, and to assist in the management of sales leads and inquiries arising from this activity. In addition to mutual funds, SalesLink also provides literature and product fulfillment to high technology, bio technology and consumer electronics businesses.

  SalesLink provides clients with three specialized direct marketing services:
(i) product and literature fulfillment; (ii) sales lead/inquiry management; and
(iii) inbound/outbound telemarketing. Most of SalesLink's revenue is derived from clients that are mutual funds.

  Product and Literature Fulfillment. On behalf of its fulfillment clients, SalesLink takes orders for promotional literature and products from its client's customers and prospects and "fulfills" the orders by assembling and shipping the items requested. Depending on the client, the product or literature may be sent directly to the end-user or to a broker or distributor. SalesLink's mutual fund product and literature fulfillment services begin with the receipt of orders by SalesLink's inbound telemarketing staff. Telemarketers answer calls by mutual fund company name and key order requests into computers. Some clients electronically transmit orders received by their own telemarketing staffs directly into SalesLink's computers. Orders are then generated and presented to the fulfillment production floor where fulfillment packages, including mailing labels, are assembled and shipped. As necessary adjuncts to fulfillment services, SalesLink provides product and literature inventory control and warehousing. SalesLink also offers customer support and management reports detailing orders, shipments, billings, back orders, and returns.

  Sales Lead/Inquiry Management. In sales lead/inquiry management, SalesLink provides prospects with information about a product or service that one of SalesLink's clients is marketing. In response, SalesLink receives sales inquiries and maintains central customer databases of the names and addresses of each person inquiring about the product. SalesLink's clients use the databases for market research, sales follow-up and management reports. Depending on the criteria supplied by the client, SalesLink eliminates non-productive leads, distributes sales inquiries to the client's sales force and ships fulfillment packages containing the client's literature or products. After the disposition of the inquiry, SalesLink is able to produce reports allowing the client to evaluate the effectiveness of the marketing program which generated the inquiry and evaluate the performance of the client's sales force in handling the inquiry.

  Telemarketing. SalesLink's telemarketing group offers comprehensive inbound business-to-business telemarketing services to support its sales inquiry management and order processing activities. Telemarketing services include lead qualification, order processing fulfillment and marketing analysis. SalesLink also offers outbound business telemarketing services that are tailored to an individual client's needs. Outbound telemarketing programs can be used to update a client's existing database, survey possible markets or prequalify sales leads.

  New Products and Services. SalesLink has evolved a number of new products and services to further its strategy to diversify into new vertical industry markets. Most notably, the business delivered its new SL Flagship proprietary software and the supporting data warehouse architecture. The system enables customers and client service personnel to instantly access, manipulate and analyze response data about customers prospects. With SL Flagship, customers avoid the time and costs of extensive programming by making critical marketing decisions using PC-based tools. Additionally, SalesLink has begun expanding its capability of providing print-on-demand fulfillment services. SalesLink further strengthened its management infrastructure over the past year and began a new Total Quality Management initiative aimed at improving its already "best in the industry" client service. SalesLink has begun cross-selling with CMGDI and @Ventures companies. In fiscal 1997 SalesLink intends to integrate @Ventures technologies into various information and end product delivery mechanisms to enable customers to make increasingly efficient and effective sales and marketing decisions.

Internet Investments

Lycos, Inc.

  Lycos, CMG's publicly traded subsidiary offers one of the most popular catalog and search tools on the World Wide Web (the

Web). Lycos' underlying "spider" technology was designed to find, index, and filter information on the Web, providing users with easy access to what's available on the Internet.

  In the beginning, the technology enabled users to explore the Web by topical, word-specific searches. In September 1996, however, Lycos unveiled major additions to its service. The catalog now can find any picture, sound, or topic on the Web. In addition, Lycos has also expanded to become a full-fledged source of editorial content. Services include Point Reviews, critical assessments of web sites; City Guides, links to sites of regional interest; and Sites by Subject, a directory of sites organized around 16 major categories and hundreds of subcategories.

  This ever-expanding suite of services has made Lycos site one of the most-frequently visited on the Web and a significant advertising revenue generator. Additionally, Lycos generates revenues through the licensing of its technology. Lycos had 160 advertising customers at the end of fiscal 1996, including IBM, Hilton, Ford, and Disney. Likewise, Lycos has attracted 24 licensee partners worldwide including AT&T, Bertlesmann, and the Swedish Postal Service. Lycos has also successfully partnered with other CMG companies. GeoCities offers Lycos searches in each of its neighborhoods and Black Sun provides users a 3D interface to Lycos' Point Reviews.

GeoCities

  GeoCities builds and operates innovative, advertiser-supported special-interest communities on the Web. As the most popular and largest collection of free home pages on the web, GeoCities hosts 27 theme-based online communities and has attracted more than 140,000 "homesteaders", or GeoCitizens.

  Since launching its first four neighborhoods in June 1995, GeoCities has steadily expanded its free services to foster a greater feeling of community. Users receive a free megabyte of disk storage space, three levels of home page editing capability, live help chat, visitor counters, guest books, free e-mail, and mapping utilities. GeoCitizens can search their favorite neighborhood with a custom-designed Lycos search engine, and soon will be able to create their own 3D home pages with Black Sun's VRML programs.

  In communities with names like Silicon Valley, Wall Street, Napa Valley, and TimesSquare, GeoCitizens create special-interest content and share their home page thoughts and passions with like-minded friends and neighbors worldwide. User traffic has increased to 54 million page views and 250 million hits per month, according to GeoCities' Nielsen I/PRO audited report for August 1996. As a result, the overall service is now consistently ranked among the 15 most-visited sites on the Web.

  Advertisers are attracted to GeoCities self-defined audiences, high traffic, and innovative custom marketing programs. These programs provide brands with high impact marketing opportunities within and well beyond GeoCities neighborhoods. GeoCities' GeoRewards program is expected to generate even more traffic as well as allowing advertisers access to GeoCitizens' home pages. And a new online GeoStore will offer loyal GeoCitizens the opportunity to shop online and will serve as an additional revenue source for the company.

Vicinity Corporation

  Since its inception in August 1995, Vicinity Corporation has rapidly established itself as a premier supplier of graphically-oriented ("GeoEnabled"), content and services exclusively for the Web. Vicinity's GeoEnabling services apply a spatial filter to business listings, classified ads, current events listings and other data, to give end users a customizable, local view of information.

  Vicinity licenses its Your Town family of services to leading web search and directory services, travel services, Yellow Pages providers, newspapers, and other businesses, who brand the Vicinity services with their own company and service names, their own graphical wrappers, and their own look and feel and attitude. Included in the Your Town family are Vicinity interactive geographic maps, business directories, proximity searching, driving directions, advertising functionality, and other services.

  Among Vicinity's current customers are such leading web sites as BellSouth, GTE SuperPages, InfoSeek, Levi's Dockers, and Yahoo! as well as companies from the CMG family - Lycos, Planet Direct, and GeoCities.

  The Your town suite was launched in July 1996. The same month, Vicinity announced its expansion into European markets. The company will offer high quality, detailed, street-level interactive, web-based maps of most of continental Europe in September 1996.


NetCarta Corporation

  NetCarta makes web sites and intranets easier to manage and navigate, by providing tools that improve Web quality and consistency. As web sites become more numerous and complex, these tools will be critical to companies and individuals interested in improving their productivity and online communications.

  NetCarta Corporation is the leading provider of client/server-based tools that simplify Web site management. NetCarta's software solutions enhance individual online productivity and enable corporations to efficiently and cost-effectively manage diverse web content.

  The company's core technology is the NetCarta WebMap -- a compact database that provides a visual guide to the structural relationships among all resources in a web site. NetCarta WebMaps help webmasters analyze and manage their sites, and help individuals find information on the Web more efficiently. Fiscal 1996 offerings to customers were:

* NetCarta WebMapper is a powerful site/server content management tool that allows webmasters to clarify relationships among web objects, analyze and verify links, and track site changes.

* CyberPilot Pro, released in April 1996, is a combination browser accelerator and map maker that allows users to browse, create, and publish maps of any site on the Web.

* CyberPilot, a low-cost viewing tool, enables users to view existing WebMaps. Cyberpilot was developed as a cost-effective client complement to NetCarta WebMapper for reading published maps of corporate intranet or Internet sites.

* The NetCarta WebMap Library, launched in July, is an expanding online library of more than 25,000 NetCarta WebMaps of corporate, entertainment, education, and government sites.

  NetCarta has also developed and licensed its technology for product development and partnering with original equipment manufactures (OEMs), who incorporate the technology into their own products. OEM clients include DocuMagix Corp., which recently released DocuMagic HotMap, a NetCarta WebMap maker and viewing tool.

  Within the CMG family, NetCarta technology has been incorporated in Ikonic's Ringmaster web content coordination software, and NetCarta software is available in GeoCities' online storefront. Lycos also offers users NetCarta WebMaps for the majority of the content on its a2z Sites by Subject service.

Black Sun Interactive

  Black Sun Interactive, with headquarters in San Francisco and Munich, develops servers and authoring tools for use in three-dimensional web site environments.

  Black Sun is the first company to offer multi-user interaction based on VRML (virtual reality modeling language) programs. Now, it is leveraging its core business expertise in extensible client/server architectures and distributed databases to create the infrastructure for 3D environments that allow individuals to meet, work, and play on the Web as naturally as they do in the real world.

  All Black Sun products are built on open industry programming standards (such as VRML and Java), run on all major operating systems, and provide well-documented plug-ins for maximum extensibility and integration.

Black Sun's fiscal 1996 product offerings were:

* CyberGate, a stand-alone multi-user VRML browser for visiting virtual worlds and interacting with other people in those worlds.
* CyberHub Client, released for beta in September 1996, adds multi-user functionality to the leading VRML browsers. It is available for Netscape's Navigator 3.0 live 3D browser and Silicon Graphics' Cosmo Player.
* CyberHub, a high-performance multi-user interaction server that allows web site operators to turn their sites into online 3D communities of any size.
* CyberSockets (in beta), is Black Sun's API (application plug-in) for accessing the multi-user services of CyberHub. Based on VRML and Java, it allows developers to add multi-user capabilities to existing applications and games, and to customize product offerings for vertical markets such as education, conferencing, and entertainment.

  Also during fiscal 1996, Black Sun teamed with Lycos to release Point World, the first large-scale multi-user VRML environment based on the popular web site review service. In August 1996, Black Sun announced a strategic partnership with GeoCities to bring VRML-based multi-user interaction to GeoCities' popular web destinations.

Freemark Communications, Inc.

  Freemark aims to provide the world's simplest e-mail service at no cost to end-users. Freemark developed the first business model for advertiser-supported Internet mail, and provides consumers with completely free e-mail service by allowing national and local brand advertisers to sponsor personal mail delivery.

  Unlike the majority of online and Internet players whose businesses serve the technically elite segment of the computing market, Freemark's service is aimed at the roughly 50 million Americans who live in PC-equipped households but for whom online use is daunting. The company also targets small businesses and affinity organizations. Freemark's broad consumer appeal has enabled it to attract national brand advertisers, including RJR Nabisco food products, The Wall Street Journal and Citibank.

TeleT Communications

  In September of 1996, CMG sold its equity interest in TeleT Communications to Premiere Technologies in a stock and cash transaction. With TeleT, Premiere establishes itself as a pioneer in leveraging the power of the Internet to develop a product that links telephones and computers into one interchangable business tool. Although TeleT is no longer a formal member of the CMG family of companies, Planet Direct's Internet service offering will benefit from the enhanced value of the combined services of Premiere and TeleT and joint marketing and distribution programs will continue with NetCarta Corporation, GeoCities and Lycos, Inc.

Ikonic Interactive

  Ikonic provides site design and development services, consultation, and products for companies that want to establish brand-building Web sites. With 11 years of experience designing intuitive interfaces for a range of interactive media, Ikonic is a recognized leader in creating personalized, dynamic content. In September 1996, Ikonic's Products Group released Ringmaster, the first web site content coordination tool. Ringmaster enables editors, webmasters, and contributors to coordinate web content submissions easily, within a single application.

  Ikonic's revenue base has shifted over the past few years, solidifying Ikonic's position in the web community. By the fourth quarter of fiscal 1996, 77% of Ikonic's revenues were derived from the Internet. New service customers included American Express, Microsoft, Virgin Records, and Pacific Bell.

Parable

  In August 1996, CMG @Ventures invested in Parable, LLC. Parable is a start-up software firm developing unique and unprecedented multimedia tools and technology. Potential customers include entertainment, media, publishing and software companies developing interactive titles for distribution on the Internet, CD-ROM, and other digital delivery channels.

Planet Direct

  In June, CMG announced the formation of Planet Direct, an Internet service designed to draw on the strengths of the companies within the corporate CMG family to create a comprehensive, new offering. Planet Direct plans to provide Internet users a rich, deeply personalized experience, through a content model organized around customers' personal interests and the places they live. The goal is to create a global network of communities on the Web, each with its own local content flavor.

  Rather than becoming a "top-down" information provider, Planet Direct follows a community-generated content model, giving users a true platform from which to make themselves heard. It has been designed to elicit interesting and expansive content, created in large part by members of the local communities it serves. Marketed as "Where You Live On-Line", Planet Direct is intended to be a home page in the actual and metaphoric senses of the word. It is the virtual barber shop, or coffee house, or town hall.

  In other words, Planet Direct will be a central meeting point where users will congregate with fellow residents to share all manner of experiences. On subjects from entertainment, to civic affairs, to personal finance, to sports, the service will consist of vibrant interactive communities at the "X/Y" intersection of personal interests and geography. This means localized content that is appealing to users' interests, as well as specific to their locations.

  To build the network, Planet Direct is partnering with Internet Service Providers (ISPs) in domestic and international local markets. In each of these markets, Planet Direct will be offered as a cobranded service of both CMG and the respective local ISP. Cobranding the service with ISPs will accomplish a number of goals. It helps Planet Direct leverage business and content opportunities in local markets, via the ISPs' existing ties to their own geographic regions. Additionally, compared to commercial online services, Planet Direct's cost-of-acquisition for new customers will be minimal, because ISP partners come to Planet Direct with existing client bases. For the ISPs, a Planet Direct affiliation opens new advertising revenue streams and helps differentiate them from competitors. This gives Planet Direct partners the preemptive edge they need to acquire, retain, and expand their customer bases.

  Planet Direct's development strategy exemplifies the synergies within the CMG family. ADSmart and other Direct Interactive products will form the basis of Planet Direct's advertising strategy. The personalized targeting ADSmart technology will allow advertising through Planet Direct to be more responsive than through traditional mass-market ads. And the involvement of ISPs greatly enhances Planet Direct's ability to acquire precise clickstream information --the linchpin behavioral data that drives the entire Direct Interactive strategy. Because advertisers can use it to pinpoint their audiences with such accuracy, CMG believes this data will allow Planet Direct to sell advertising at substantially higher-than-average rates.

  On the content side, InfoMation's personalized Internet newspaper forms a crucial segment of the Planet Direct service. So, too, does Lycos, with its geographically organized City Guides and broader search capabilities. GeoCities brings its vast experience providing personalized home pages to the Planet Direct suite, and Parable's easy-to-use software will help Planet Direct users create those home pages. Black Sun's three-dimensional chat and other VRML offerings are also an exciting component of the Planet Direct model. And although it is no longer owned by CMG, former affiliate TeleT (Premiere Technologies) will also work closely with Planet Direct to provide advanced telephony services.

InfoMation

  CMG's personal electronic newspaper business was initiated in February 1996 when CMG acquired the exclusive perpetual license to sell BBN Corporation's PINpaper technology. This new technology collects and organizes information from the Web, from major news wires, and within corporate databases, delivering it to end-users to their specification.

  InfoMation will use CMG Direct Interactive's data warehouse and data access and targeting tools to capture and analyze compelling amounts of clickstream data. This data will be extremely useful for one-to-one target marketing because it will be derived from sustained personal profile and preference data obtained by monitoring user behavior. The product is thus positioned to accumulate what every advertiser wants - demographic and psychographic profiles of customers.

  Further, InfoMation will be an integral part of the Planet Direct service, will be distributed on Lycos and other web sites, and will be sold to corporations wishing to manage information flow in corporate intranet environments. This is expected to allow InfoMation to gain market share and advertising revenue.

ADSmart

  Web publishers are seeking to develop the means to sell, schedule, serve and track the highly targeted advertising that is so critical to their profitability. Advertising agencies are looking for information and results to understand and measure the role web advertising should play in meeting their clients' marketing goals. ADSmart is being developed to bridge the gap by drawing on the combined targeting and tracking resources of CMG's core direct marketing business and the web advertising expertise of CMG portfolio companies.

  ADSmart expects to grow the Internet advertising market by helping agencies and web sites better understand each other's needs, streamlining the advertising buying process, and licensing its technology to individual web sites to manage their own targeted ad sales and delivery. Lycos, GeoCities, Vicinity, NetCarta, Planet Direct and InfoMation are charter members of ADSmart.net, a network of web sites which agencies can evaluate and book online.

  ADSmart's proprietary methodology enables direct mapping of audiences defined by ad campaigns. The benefits are increased response rates -- due to higher ad relevance to viewers, cost effectiveness for advertisers -- who spend less to reach the same number of interested viewers, and improved agency productivity -- due to a centralized contact point and on-line booking of ads on ADSmart.net sites.

Business Strategy

  Each CMG business unit's mission is to become the predominant direct marketing services provider within its respective market niche. The critical success factors are: understanding, developing and applying information technology to the Internet, interactive media markets, and data access and retrieval enabling tools; narrowing market focus while consummating strategic alliances to complement product and service offerings; investing in strategic Internet or interactive media investments or acquisitions and , most importantly, a continued understanding of customers' needs.

  With respect to the businesses of CMG, the Company will seek to expand its participation in the direct marketing products and services industry and increase market share. Key elements of this strategy include:

  Continue to enhance and expand the Company's products and services. The Company has invested significant resources in new subsidiaries or investments which seek to capitalize on opportunities surrounding the growth of the Internet and the interactive marketing industry. The Company intends to continue to pursue the growth and development of its technologies and services and continue to introduce its products commercially. Additionally, the Company intends to continue to evaluate new opportunities to further its investment in its direct marketing strategy and also to seek out opportunities to realize significant shareholder value through the sale of selected investments or technologies or having separate subsidiaries sell a minority interest to outsiders.

  Pursue Innovative Advertising Solutions. The Company is actively seeking to develop innovative ways for advertisers to reach their target audiences through the Internet effectively. The Company designs and offers customized packages which include the ability to change advertisements quickly and frequently, to link a specific search term to an advertisement, to conduct advertising test campaigns with rapid result delivery and to track daily usage statistics. The Company is currently developing software that will provide it with the ability to target ads based on demographics and usage patterns.

  Augment database offerings. The Company has expended significant resources to develop the most comprehensive and accurate databases of their kind available to publishers. The Company believes that its College List database is the dominant list of its kind and that the Information Buyers List database is the only list of its kind, complemented by the ElHi list database, which was successfully compiled in fiscal 1995 and is positioned to be cross sold to gain market share. The Company intends to maintain or improve its market position by expanding the number, size, nature, comprehensiveness and segmentation of its database offerings.

  Maintain focus on marketers of information-based products. Publishers are among the largest users of direct marketing services and constitute the Company's largest client base. As society becomes more information driven, the amount and value of business and educational information sold by publishers will increase, as will the value of the effective direct marketing of this information. The Company will continue to focus on the publishing industry to participate in this growth.

  Expand technological capabilities and computer services. The Company believes that technological innovation will continue to increase the effectiveness of direct marketing. Accordingly, the Company is increasing its technological capabilities through the enhancement of existing software and the reengineering of the Company's proprietary database software. This transition will give the Company's clients greater ability to access, analyze and eventually update their own databases through the use of the Company's computer services and software.

  Cross-sell products and services. The Company is involved in many aspects of the direct marketing sales cycle. The Company has experienced initial success in increasing the number of products and services purchased by its existing clients and intends to further this expansion.

Sales and Marketing

  The Company markets its products and services through a marketing staff using both telemarketing and direct sales. The Company maintains separate marketing staffs for each product and service area, enabling the marketing personnel to develop strong customer relationships and expertise in their respective areas. The Company advertises its products and services through direct mail, space advertising, directory listings, trade shows and Company sponsored user groups. In addition, the Company's subsidiary, Lycos, has complemented the activities of its direct sales force by retaining NetRep, a New York based Internet advertising sales agency, to serve as a sales representative on a commission basis.

  The Company conducts numerous mailings of list catalogs, flyers, newsletters and other product information throughout the year to primarily book, magazine, journal, newsletter and software publishers and resellers, seminar companies, professional associations, business supply catalogers, consumer electronic, high technology and financial service organizations.

  The Company also attends numerous trade shows in the book, library, mutual fund, direct marketing and high technology markets, while further supplementing its sales efforts with space advertising and product and services listings in appropriate directories. In addition, the Company sponsors user group meetings for its mutual fund clients and major list participants in the Information Buyers List database, where new products and services are highlighted.

Competition

  CMG Information Services, Inc. competes on the basis of the accuracy, size, and comprehensiveness of its principal databases: the College List and the Information Buyers List. The Company believes that the College List is the dominant database of its kind and has only one competitor, while the ElHi list is a new product offering that will compete with the same competitor as the College List. The Information Buyers List is the only list of its kind. Direct Interactive's products and services compete with numerous other service bureaus and compete on the basis of their effectiveness in processing customer and prospect list databases for publishers. The Company believes that no other service bureau concentrates on the list processing needs of the publishing industry to the same extent as the Company.

  CMG's Internet investments compete in the electronic technology arena which is comprised of numerous small and large companies providing different new technologies including online, CD-Rom, interactive television, and screen based telephones, all with varying applications. The market for Internet products and services is highly competitive. In addition, the Company expects


                                      12
                                      --
the market for Internet advertising, to the extent it develops, to be intensely competitive. Although the Company believes that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. The Company believes the prinicpal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features and quality of support. CMG's products and services are being developed specifically for direct marketing applications, on the Internet or through interactive media. Competitors would include a wide variety of companies and organizations, including Internet software, content, service and technology companies, telecommunication companies, cable companies and equipment/technology suppliers. In the future, the Company may encounter competition from providers of Web browser software and other Internet products and services that incorporate competing features into their offerings. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company.

  The Company may also be affected by competition from licensees of its products and technology. There can be no assurance that the Company's competitors will not develop Internet products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings. Moreover, a number of the Company's current advertising customers, licensees and partners have also established relationships with certain of the Company's competitors and future advertising customers, licensees and partners may establish similar relationships. The Company may also compete with online services and other Web site operators as well as traditional offline media such as print and television for a share of advertisers' total advertising budgets. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.

  SalesLink has two prominent competitors, Harte-Hanks Direct Marketing, a division of Harte-Hanks Communications, Inc. and Output Technologies, Inc., for the mutual fund literature fulfillment component of its business, and also competes with the internal fulfillment operations of the mutual funds themselves. SalesLink competes on the basis of pricing, geographic proximity to its clients and the speed and accuracy with which orders are processed. There are many businesses that compete with SalesLink's other services.

Research and Development

  The Company develops and markets a variety of Internet related products and services, as well as a number of database software technologies. These industries are characterized by rapid technological development. The Company believes that its future success will depend in large part on its ability to continue to enhance its existing products and services and to develop other products and services which complement existing ones. In order to respond to rapidly changing competitive and technological conditions, the Company expects to continue to incur significant research and development expenses during the initial development phase of new products and services as well as on an on-going basis.

  During fiscal year 1996, the Company expended $6,971,000, or 24.5% of net sales, on research and development. In addition, during fiscal year 1996, the Company recorded $2,691,000 of in-process research and development expenses in connection with acquisitions of subsidiaries and investments in affiliates.

Intellectual Property and Proprietary Rights

  The Company regards its software technologies, databases and database management software as proprietary. CMG's lists are sold under terms and conditions which permit the Company's clients to use the list for a single mailing only and prohibit the further use or resale of the lists or the names included therein. The Company depends on trade secrets for protection of its database management software. It has entered into confidentiality agreements with its management and key employees with respect to this software, and limits access to, and distribution of this, and other proprietary information.

Employees

  As of July 31, 1996, the Company employed a total of 505 persons on a full-time basis. In addition, depending on client demand, SalesLink utilizes manpower agencies to contract between 50 and 75 persons on a temporary, part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

Segment Information

  Segment information is set forth in Note 3 of the Notes to Consolidated Financial Statements referred to in Item 8(a) below and incorporated herein by reference.

                                      13
                                      --

Significant Customers

  Significant customers information is set forth in Note 3 of the Notes to Consolidated Financial Statements referred to in Item 8(a) below and incorporated herein by reference.

ITEM 2. - PROPERTIES

Facilities

  The location and general character of the Company's principal properties by industry segment as of July 31, 1996 are as follows:

Lists and Database Services and Corporate Headquarters

  The Company leases approximately 34,000 square feet of executive office, engineering, sales and operations space in Wilmington, Massachusetts, under a lease which expires in 2000.

  Subsequent to July 31, 1996, the Company entered into a lease for approximately 30,000 square feet of executive office, engineering, sales and operations space in Andover, Massachusetts, which expires in 2002.

Fulfillment Services

  The Company's operations are conducted from an approximately 175,000 square foot leased facility in Boston, Massachusetts. The lease for this facility expires in 1998. Additionally, the Company leases an approximately 51,000 square foot operating facility in Bedford Park, Illinois under a lease which expires in 1999.

Investment and Development

  The Company leases approximately 40,000 square feet of office, engineering, sales and operations space in Cambridge, Massachusetts, Marlboro, Massachusetts, New York, New York, Pittsburgh, Pennsylvania, Beverly Hills, California, Menlo Park, California, San Francisco, California, Scotts Valley, California and Munich, Germany under leases which expire from 1996 to 2000. This industry segment also shares a portion of the Company's Wilmington, Massachusetts facility described above.

Computer Operations

  The Company's computer systems are primarily maintained at its Wilmington, Massachusetts, Boston, Massachusetts, and Pittsburgh, Pennsylvania locations. The Company's operations are dependent in part upon its ability to protect its operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have a disaster recovery plan. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of the Company's products and services which could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 3. - LEGAL PROCEEDINGS

  The Company is not a party to any material litigation.

ITEM 4. - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (a) Market information is set forth in Note 16 of the Notes to Consolidated Financial Statements referred to in Item 8(a) below and incorporated herein by reference.

   (b) On October 22, 1996, there were 133 holders of record of common stock.

   (c) The Company has never paid cash dividends on its common stock, and the Company has no intention to pay cash dividends in the forseeable future.



                                      14
                                      --

ITEM 6. -  SELECTED CONSOLIDATED FINANCIAL DATA

  The information set forth on page 20 of the 1996 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information set forth on pages 21-27 of the 1996 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.2.

ITEM 8. -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   (a) The following consolidated financial statements of the Company and independent auditors' report set forth on pages 28-42 of the 1996 Annual Report to Shareholders are incorporated herein by reference and are filed herewith as
Exhibit 13.3:

     - Consolidated Balance Sheets as of July 31, 1996 and 1995
     - Consolidated Statements of Operations for the three years ended July 31, 1996
     - Consolidated Statements of Stockholders' Equity for the three years ended July 31, 1996
     - Consolidated Statements of Cash Flows for the three years ended July 31, 1996
     - Notes to Consolidated Financial Statements
     - Independent Auditors' Report

   (b) Selected Quarterly Financial Data (unaudited) is set forth in Note 16 of the Notes to Consolidated Financial Statements referred to in Item 8 (a) above and incorporated herein by reference.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated by reference from the portions of the Definitive Proxy Statement entitled "Proposal 1--Election of Directors" and "Additional Information."

ITEM 11. - EXECUTIVE COMPENSATION

  Incorporated by reference from the portion of the Definitive Proxy Statement entitled "Executive Compensation."

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference from the portion of the Definitive Proxy Statement entitled "Security Ownership by Management and Principal Stockholders."

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 None.


                                      15
                                      --

PART IV
ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (A) Financial Statements, Financial Statement Schedules, and Exhibits

     1.  Financial Statements. The financial statements as set forth under Item
         --------------------
         8 of this report on Form 10-K are incorporated herein by reference.

     2.  Financial Statement Schedules.  Financial Statement Schedule II of the
         ------------------------------
         Company and the corresponding Report of Independent Auditors on Financial Statement Schedule are included in this report.

         All other financial statement schedules have been ommitted since they are either not required, not applicable, or the information is otherwise included.

     3.  Exhibits. Pursuant to Rule 12b-32 and General Instruction G, the
         --------
         following Exhibits are required to be filed with this Report by Item
                                                                         ----
         14 above and are incorporated by reference by the reference source
         --
         cited in the Exhibit Index below or are filed herewith.

  On November 10, 1993, the Company filed with the SEC a Registration Statement on Form S-1, as amended by Amendment No. 1 filed with the SEC on December 14, 1993, Amendment No. 2 filed with the SEC on January 10, 1994, Amendment No. 3 filed with the SEC on January 19, 1994, Amendment No. 4 filed with the SEC on January 24, 1994 and Post Effective Amendment No. 1 filed with the SEC on January 25, 1994.


                                                           EXHIBIT INDEX
                                                           -------------

Exhibit No.                                 Title                                                 Method of Filing
-----------                                 -----                                                 ----------------

   3 (i) (1)                 Amendment to the Restated Certificate of           Incorporated by reference to Exhibit 3 (i) (1)
                             Incorporation                                      to the Registrant's quarterly report on Form 10-Q
                                                                                for the quarter ended April 30, 1996.

   3 (i) (2)                 Restated Certificate of Incorporation              Incorporated by reference from Registration
                                                                                Statement Form S-1 as amended, filed on
                                                                                November 10, 1993

   3 (ii)                    Restated  By-Laws                                  Incorporated by reference from Registration
                                                                                Statement Form S-1, as amended, filed on
                                                                                November 10, 1993

   4.                        Specimen Stock Certificate representing            Incorporated by reference from Registration
                             the Common Stock                                   Statement Form S-1, as amended, filed on
                                                                                November 10, 1993

   10.01                     Form of Indemnification Agreement                  Incorporated by reference from Registration
                             between the Registrant and its                     Statement Form S-1, as amended, filed on
                             Directors                                          November 10, 1993

  10.04                      Lease, dated November 21, 1991,                    Incorporated by  reference from Registration
                             Between the Registrant and                         Statement Form S-1, as amended, filed on
                             Ballardvale Park Associates II                     November 10, 1993
                             Limited Partnership

  10.05                      Lease Agreement, dated September 2, 1992,          Incorporated by reference from Registration
                             between SalesLink Corporation, the                 Statement Form S-1, as amended, filed on
                             subsidiary of the Registrant, and                  November 10, 1993
                             American National Bank & Trust Company of
                             Chicago as Trustee under Trust No. 1001971-01


                                      16
                                      --


  10.06                      Amendment to Lease, dated May 10, 1992,            Incorporated by reference from Registration
                             between SalesLink Corporation, the subsidiary      Statement Form S-1, as amended, filed on
                             of the Registrant, and Drydock Associates          November 10, 1993
                             Limited Partnership

  10.07                      1986 Stock Option Plan, as amended                 Incorporated by reference from Registration
                                                                                Statement Form S-1, as amended, filed on
                                                                                November 10, 1993

  10.08                      CMG Stock and Profit-Sharing Plan and Trust        Incorporated by reference from Registration
                                                                                Statement Form S-1, as amended, filed on
                                                                                November 10, 1993

  10.09                      CMG/SalesLink Savings and Retirement               Incorporated by reference from Registration
                             401(k) Plan                                        Statement Form S-1, as amended, filed on
                                                                                November 10, 1993

  10.10                      Employment Agreement, dated August 1,              Incorporated by reference from Registration
                             1993, between the Registrant and                   Statement Form S-1, as amended, filed on
                             David S. Wetherell                                 November 10, 1993

  10.11                      Incentive Compensation Agreement dated             Incorporated by reference from Registration
                             August 1, 1990, between the Registrant             Statement Form S-1, as amended, filed on
                             and Richard Torre                                  November 10, 1993

  10.12                      Fulfillment and Inventory Management               Incorporated by reference from Registration
                             Agreement between SalesLink Corporation,           Statement Form S-1, as amended, filed on
                             the subsidiary of the Registrant, and              November 10, 1993
                             MFS Financial Services, Inc.

  10.13                      Fulfillment and Mailing Agreement,                 Incorporated by reference from Registration
                             dated January 1, 1993, between SalesLink           Statement Form S-1, as amended, filed on
                             Corporation, the subsidiary of the                 November 10, 1993
                             Registrant, and Kemper Financial
                             Services, Inc.

  10.14                      Agreement, dated January 15, 1991,                 Incorporated by reference from Registration
                             between ListLab, a division of the                 Statement Form S-1, as amended, filed on
                             Registrant, and Prentice-Hall,                     November 10, 1993
                             Business and Professional
                             Publishing Division

  10.16                      Account Indebtedness Letter Agreement,             Incorporated by reference from Registration
                             dated as of November 9, 1993, between              Statement Form S-1, as amended,
                             the Registrant and David S. Wetherell              filed on November 10, 1993

  10.17                      Amendment to Account Indebtedness Letter           Incorporated by reference from Registration
                             Agreement, dated as of January 10, 1994,           Statement Form S-1, as amended, filed on
                             between the Registrant and David S.                November 10, 1993
                             Wetherell

  10.18                      Amendment No. 1 to the Employment                  Incorporated by reference from Registration
                             Agreement, dated January 20, 1994,                 Statement Form S-1, as amended, filed on
                             between the Registrant and David S.                November 10, 1993
                             Wetherell

  10.20                      Amendment No. 2 to Account Indebtedness            Incorporated by reference from Registration
                             Letter Agreement, dated January 25, 1994           Statement Form S-1, as amended, filed on
                             between the Registrant and David S.                November 10, 1993
                             Wetherell

  10.22                      Loan Agreement dated as of July 31, 1995,          Incorporated by reference to Exhibit 10.22 to
                             between the Registrant, SalesLink                  the Registrant's annual report on Form 10-K
                             Corporation, CMG Securities Corp. and              for the year ended July 31, 1995.
                             United States Trust Company

                                      17
                                      --


  10.24                      Extension Agreement dated August 4, 1995           Incorporated by reference to Exhibit 10.24 to
                             to Fulfillment and Mailing Agreement dated         the Registrant's annual report on Form 10-K for
                             January 1, 1993, between SalesLink Corporation     the year ended July 31, 1995.
                             and Kemper Financial Services, Inc.


  10.25                      Fulfillment Master Purchase Agreement dated        Incorporated by reference to Exhibit 10.25 to
                             March 28, 1994, between SalesLink Corporation      the Registrant's annual report on Form 10-K
                             and Fidelity Investments Institutional Service     for the year ended July 31, 1995.
                             Company, Inc.

  10.26                      Literature Fulfillment Agreement dated             Incorporated by reference to Exhibit 10.26 to
                             August 1, 1995, between SalesLink Corporation      the Registrant's annual report on Form 10-K
                             and Vista Capital Management                       for the year ended July 31, 1995.

  10.27                      License Agreement dated June 16, 1995, as          Incorporated by reference to Exhibit 10.27 to
                             amended, between the Registrant, CMG@Ventures,     the Registrant's annual report on Form 10-K
                             L.P., Carnegie Mellon University, and Lycos, Inc.  for the year ended July 31, 1995.

  10.28                      Agreement and Plan of Reorganization dated         Incorporated by reference from Report on
                             as of November 8, 1994, as amended, among the      Form 8-K as filed with the commission
                             Registrant, BookLink Technologies, Inc.,           01/01/95 (File No. 0-22846)
                             America Online, Inc. and BLT Acquisition
                             Corporation

  10.29                      1995 Employee Stock Purchase Plan                  Incorporated by reference to Exhibit 10.29 to
                                                                                the Registrant's annual report on Form 10-K for
                                                                                the year ended July 31, 1995.

  10.30                      1986 Stock Option Plan, as amended                 Incorporated by reference to Exhibit 10.30 to
                                                                                the Registrant's annual report on Form 10-K
                                                                                for the year ended July 31, 1995.

  10.31                      Termination Amendment as of July 31, 1994          Incorporated by reference to Exhibit 10.31 to
                             terminating CMG Stock and Profit-Sharing           the Registrant's annual report on Form 10-K
                             Plan and Trust                                     for the year ended July 31, 1995.

  10.32                      Partnership Agreement by and among CMG-            Incorporated by reference to Exhibit 10.32 to
                             @Ventures, Inc., CMG@Ventures Capital              the Registrant's quarterly report on Form 10-Q
                             Corp., the Registrant and various Profit           for the quarter ended January 31, 1996.
                             Partners

  10.33                      Master Agreement dated as of February 13,          Incorporated by reference to Exhibit 10.33 to
                             1996 between BBN Corporation and the               the Registrant's quarterly report on Form 10-Q
                             Registrant.                                        for the quarter ended January 31, 1996.

  10.34                      1995 Stock Option Plan for Non-Employee            Incorporated by reference to Exhibit 10.34 to
                             Directors                                          the Registrant's quarterly report on Form 10-Q
                                                                                for the quarter ended January 31, 1996.

  10.35                      Amendments dated February 9, 1996 and              Incorporated by reference to Exhibit 10.35 to
                             March 4, 1996 to License Agreement dated           the Registrant's quarterly report on Form 10-Q
                             June 16, 1995, between the Registrant, CMG-        for the quarter ended January 31, 1996.
                             @Ventures L.P., Carnegie Mellon University
                             and Lycos, Inc.

   11                        Statement of Computation of Earnings Per Share     Filed herewith

                                      18
                                      --


  13.1                       Selected Consolidated Financial Data               Filed herewith

  13.2                       Management's Discussion and Analysis               Filed herewith
                             of Financial Condition and Results of
                             Operations

  13.3                       Consolidated Financial Statements,                 Filed herewith
                             Supplementary Data, and Independent
                             Auditors' Report

   22                        Subsidiaries of the Registrant                     Filed herewith

   23                        Consent of Independent Auditors                    Filed herewith

   27                        Financial Data Schedule                            Filed herewith

(B) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fiscal quarter ended July 31, 1996.

                                      19
                                      --

                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULE
The Board of Directors
CMG Information Services, Inc.:

  Under date of September 16, 1996, we reported on the Consolidated Balance Sheets of CMG Information Services, Inc. as of July 31, 1996 and 1995, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for each of the years in the three year period ended July 31, 1996, which are included in the Form 10-K for the year ended July 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                             /s/ KPMG PEAT MARWICK LLP
                                             KPMG PEAT MARWICK LLP
Boston, Massachusetts
September 16, 1996

                                      20
                                      --

                         CMG INFORMATION SERVICES, INC.
                                  SCHEDULE II
                       Valuation and Qualifying Accounts
                 For the years ended July 31, 1994, 1995, 1996


                                                                Additions        Deductions
                                                                Charged to       (Charged
                                                Balance at      Costs and         against
Accounts Receivable, Allowance for Doubtful   beginning of   Expenses (Bad        Accounts         Balance at end
Accounts                                          period      Debt Expense)      Receivable)         of period
--------                                          ------      -------------      -----------         ---------
1994                                             $ 96,000        $ 96,000           $ 55,000          $137,000
1995                                             $137,000        $ 60,000           $ 49,000          $148,000
1996                                             $148,000        $294,000           $     --          $442,000

                                      21
                                      --

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CMG INFORMATION SERVICES, INC.
                                    (Registrant)

Date: October 28, 1996
                                    By: /s/ David S. Wetherell
                                       ------------------------------
                                       David S. Wetherell, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature                            Title
----------                           -----



/s/ David S. Wetherell
------------------------------
  David S. Wetherell                 Chairman of the Board, President, Chief
                                      Executive Officer and Director (Principal
                                       Executive Officer)


/s/ Andrew J. Hajducky III
------------------------------
  Andrew J. Hajducky III, CPA        Chief Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                       Officer)


/s/ Gregory M. Avis
------------------------------
 Gregory M. Avis                     Director


/s/ John A. McMullen
------------------------------
 John A. McMullen                    Director


                                      22
                                      --