Form 10-Q
period 1996-10-31
CMG INFORMATION SERVICES INC
filed 1996-12-13
CIK 914712

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

------------------------------------------------------------------------------

FOR THE QUARTER ENDED OCTOBER 31, 1996          COMMISSION FILE NUMBER  0-22846



                         CMG INFORMATION SERVICES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                     04-2921333
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)



100 BRICKSTONE SQUARE, FIRST FLOOR
      ANDOVER, MASSACHUSETTS                                  01810
(Address of principal executive offices)                   (Zip Code)


                                (508)  684-3600
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

                     Yes      X                No
                          ---------                ---------

  Number of shares outstanding of the issuer's common stock, as of December 9,
                                      1996


COMMON STOCK, PAR VALUE $.01 PER SHARE                   9,100,132
--------------------------------------          --------------------------
               Class                           Number of shares outstanding

                         CMG INFORMATION SERVICES, INC.
                                   FORM 10-Q

                                     INDEX

                                                                   Page Number
                                                                   -----------
Part I.  FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets
          October 31, 1996 and July 31, 1996                             3

          Consolidated Statements of Operations
          Three months ended October 31, 1996 and 1995                   4

          Consolidated Statements of Cash Flows
          Three months ended October 31, 1996 and 1995                   5

          Notes to Interim Consolidated Financial Statements            6-8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9-11


Part II.  OTHER INFORMATION                                           12-13


SIGNATURE                                                               14


Exhibit 11                                                              15


                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

(in thousands, except share and per
 share amounts)
                                                 October 31,   July 31,
                                                   1996          1996
                                                 -----------   --------
ASSETS

Current assets:
         Cash and cash equivalents                $ 53,689    $ 63,387
          Available-for-sale securities              7,630      13,069
          Accounts receivable, trade,
           less allowance for doubtful
           accounts                                 15,041      10,666
          License fees receivable                    1,274       1,032
          Prepaid expenses and other
           current assets                            3,391       2,199
          Deferred income taxes                        585         213
                                                  --------    --------
Total current assets                                81,610      90,566

Property and equipment, net                         10,101       8,461
Investments in affiliates                            4,512       4,073
Cost in excess of net assets of
 subsidiaries acquired, net of
 accumulated amortization                           18,908       2,299

Other assets                                         4,127       4,104
                                                  --------    --------
                                                  $119,258    $109,503
                                                  ========    ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable                        $  8,397    $  7,251
          Accrued expenses                          11,204       6,245
          Deferred revenues                          4,195       4,620
          Current installments of long
           term debt                                 2,174         245
          Other current liabilities                  1,421         196
                                                  --------    --------
Total current liabilities                           27,391      18,557

Long term debt, less current
 installments                                       12,484         208
Deferred income taxes                                7,597       9,122
Other long term liabilities                            468         347
Minority interest                                   25,422      27,277
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value.
   Authorized 5,000,000 shares; none issued            --          --
   Common stock, $.01 par value.
    Authorized 40,000,000 shares; issued
    9,178,251 shares at October 31, 1996
    and 9,166,747 shares at July 31, 1996               92          92

   Additional paid-in capital                        9,380       9,243
   Treasury stock, at cost. 85,000 shares
    at October 31, 1996                               (836)         --
   Retained earnings                                37,260      44,657
                                                  --------    --------
Total stockholders' equity                          45,896      53,992
                                                  --------    --------
                                                  $119,258    $109,503
                                                  ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


(in thousands, except per share amounts)
                                           Three months ended October 31,
                                          --------------------------------
                                               1996             1995
                                          ---------------  ---------------

Net sales                                       $ 10,640          $ 5,835
Operating expenses:
  Cost of sales                                    6,616            3,593
  Research and development                         4,965              501
  In-process research and
   development                                     1,312               --
  Selling                                          7,956            1,096
  General and administrative                       4,240            1,679
                                                --------          -------
      Total operating expenses                    25,089            6,869
                                                --------          -------

Operating loss                                   (14,449)          (1,034)
                                                --------          -------
Other income (deductions):
  Interest income, net                               924              239
  Gain on sale of
   available-for-sale securities                      --           30,049
  Gain on sale of investment in
   affiliate                                       3,616               --
  Equity in losses of affiliates                  (1,008)            (270)
  Minority interest                                2,422               43
                                                --------          -------
                                                   5,954           30,061
                                                --------          -------

Income (loss) before income taxes                 (8,495)          29,027
Income tax  expense (benefit)                     (1,098)          10,849
                                                --------          -------
Net income (loss)                               $ (7,397)         $18,178
                                                ========          =======

Primary earnings (loss) per share                 $(0.81)           $1.90
                                                ========          =======

Fully diluted earnings (loss) per share           $(0.81)           $1.85
                                                ========          =======

Weighted average shares outstanding:
  Primary                                          9,167            9,554
                                                ========          =======
  Fully diluted                                    9,167            9,822
                                                ========          =======


   The accompanying notes are an integral part of the consolidated financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

(in thousands)
                                           Three months ended October 31,
                                          --------------------------------
                                               1996             1995
                                          ---------------  ---------------

Cash flows from operating activities:
   Net income (loss)                            $ (7,397)        $ 18,178
    Adjustments to reconcile net
     income (loss) to net cash
     used for operating
     activities:
        Depreciation and amortization              1,105              412
        Deferred income taxes                     (1,572)             (49)
        Gain on sale of
         available-for-sale securities                --          (30,049)
        Gain on sale of investment in
         affiliate                                (3,616)              --
        Equity in losses of affiliates             1,008              270
        Minority interest                         (2,422)             (43)
        In-process research and
         development                               1,312               --
        Changes in operating assets and
         liabilities, excluding effects
         of acquired companies:
           Accounts and license fees
            receivable                               223           (1,183)
           Prepaid expenses and other
            current assets                          (490)            (115)
           Other assets                              384              101
           Accounts payable and accrued
            expenses                               1,282              674
           Deferred revenues                        (425)              --
           Refundable and accrued
            income taxes                             455           10,737
                                                --------         --------
Net cash used for operating activities           (10,153)          (1,067)
                                                --------         --------

Cash flows from investing activities:
          Additions to property and
           equipment                              (1,703)          (1,024)
          Proceeds from sale or
           maturities of
           available-for-sale securities           9,519           57,462
          Investments in affiliates and
           acquisitions of subsidiaries          (21,348)              --
          Proceeds from sale of
           investment in affiliate                   550               --
          Other                                     (456)            (610)
                                                --------         --------
Net cash provided by (used for)
 investing activities                            (13,438)          55,828
                                                --------         --------

Cash flows from financing activities:
          Proceeds from issuance of
           notes payable                          14,205               --
          Sale of common stock, net                   61              164
          Purchase of treasury stock                (836)              --
          Other                                      463             (109)
                                                --------         --------
Net cash provided by financing
 activities                                       13,893               55
                                                --------         --------

Net increase (decrease) in cash and
 cash equivalents                                 (9,698)          54,816
Cash and cash equivalents at beginning
 of period                                        63,387            9,423
                                                --------         --------
Cash and cash equivalents at end of
 period                                         $ 53,689         $ 64,239
                                                ========         ========

Supplemental disclosure information:
       Cash paid during the period for:
          Interest                              $     69         $  --
                                                ========         ========
          Income taxes                          $     16         $     86
                                                ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


 A.    BASIS OF PRESENTATION

 The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 1996 which are contained in the Company's Form 10-K.

 The results for the three month period ended October 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with current year presentation and to present the Company's subsidiary, SalesLink Corporation (SalesLink), as part of the Company's continuing operations. SalesLink was identified for disposition during the fourth quarter of fiscal 1995 and had been accounted for as a discontinued operation from that time until the second quarter of fiscal 1996. During the second quarter of fiscal 1996, the Company decided to retain SalesLink because of its potential synergies with the Company's subsidiary, CMG Direct Interactive, Inc. Accordingly the operating results of SalesLink are now included in continuing operations, classified as the Company's fulfillment services segment, and fiscal year 1996 amounts have been reclassified to present SalesLink as part of continuing operations. During the first quarter of fiscal 1996, SalesLink generated sales and operating income of $2,473,000 and $172,000, respectively. The total assets and liabilities of SalesLink were $4,989,000 and $1,255,000, respectively, as of October 31, 1995.



 B.    ACQUISITIONS AND INVESTMENTS

 During the first quarter of fiscal year 1997 the Company, through its subsidiary limited partnership, CMG@Ventures, invested a total of $3,250,000 to acquire a 46% minority interest in Parable LLC (Parable), a developer of easy-to-use interactive multimedia software, and a 26% minority interest in Silknet Software, Inc. (Silknet), a provider of Web-based customer service software. The Company's investments in Parable and Silknet are accounted for on the equity method. The acquisition accounting for the Company's investments in Parable and Silknet resulted in a total of $1,312,000 being identified as in-process research and development, which was expensed during the quarter because technological feasibility had not been reached at the dates the investments were made.

 On October 24, 1996, the Company's fulfillment services subsidiary, SalesLink, acquired Pacific Link, a company specializing in high technology product and literature fulfillment and turnkey outsourcing. The consideration for the acquisition was $17 million, $8.5 million of which was paid in cash at the date of acquisition, $1 million of which SalesLink is obligated to pay (along with interest at the annual rate of 7%) on January 31, 1997, and the remaining $7.5 million of which was financed through a seller's note. The seller's note is supported by a bank letter of credit, bears interest at 7% per year and is payable monthly in arrears over a term of 30 months beginning July 31, 1997. The sources of the cash portion of the purchase price were $3 million from corporate funds provided by the Company to SalesLink for the acquisition and $5.5 million from a bank loan. The bank loan provides for the option of interest at the London Interbank Offered Rate (LIBOR) or the higher of 1.) the rate announced by First National Bank of Boston as its base rate, or 2.) one half percent above the Federal Funds Effective Rate plus, in any case, an applicable margin based on SalesLink's leverage ratio. The bank loan is repayable in quarterly installments beginning January 31, 1998 through July 31, 2001, with the remaining balance to be repaid on October 1, 2001. Additional purchase price of up to $1 million could be paid if certain future performance goals are met.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


 B.    ACQUISITIONS AND INVESTMENTS (CONTINUED)

 The acquisition of Pacific Link has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $16.1 million and has been recorded as goodwill, which will be amortized on a straight line basis over 15 years.

 The net purchase price was allocated as follows:

         Working capital                   $   197,000
         Property, plant and equipment         668,000
         Other assets                          181,000
         Goodwill                           16,077,000
         Other liabilities                    (123,000)
                                           -----------
         Purchase price                    $17,000,000
                                           ===========


 C.    SALE OF INVESTMENT IN TELET COMMUNICATIONS

 On September 19, 1996, the Company sold its equity interest in TeleT Communications, LLC (TeleT) to Premiere Technologies (Premiere) for $550,000 in cash and 320,833 shares of Premiere stock. The Company, through CMG@Ventures, acquired its equity interest in TeleT for $750,000 during April 1996. As a result of the sale, the Company recognized a pretax gain of $3,616,000, reported net of the 22.5% interest attributed to CMG@Ventures' profit partners, reflected as "Gain on sale of investment in affiliate". Of the shares received, 37,500 are to be held in escrow for a six year period, subject to certain customary conditions, and have been classified in other long term assets with a carrying value of $450,000. The remaining shares are subject to an average one year holding period, and have been classified in available-for-sale securities, with a carrying value of $4,080,000, net of market value discount to reflect the holding period requirement.



A.  AVAILABLE-FOR-SALE SECURITIES

 At October 31, 1996, available-for-sale securities consist of equity and debt securities, carried at fair value. The estimated fair value of these securities consists of $4,080,000 of Premiere Technologies common stock and $3,550,000 of U.S. Government agency obligations which the Company does not intend to hold to
 maturity.   Since the estimated fair value of each investment approximates its carrying value or amortized cost, there are no unrealized gains or losses reflected as of October 31, 1996.



 E.    EARNINGS (LOSS) PER SHARE

 Net income (loss) per common share is computed based upon the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares, using the treasury stock method, are included in the per share calculations only when the effect of their inclusion would be dilutive. Accordingly, since the Company reported a net loss during the first quarter of fiscal 1997, common equivalent shares have not been included in the calculation of weighted average shares outstanding for the three month period ending October 31, 1996. Common stock equivalent shares consist of stock options. On February 2, 1996, the Company effected a two-for-one common stock split in the form of a stock dividend. Accordingly, the consolidated financial statements have been retroactively adjusted to reflect this event.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


 F.    SEGMENT INFORMATION

 The Company's operations are classified in three primary business segments: (i) lists and database services, (ii) fulfillment services and (iii) investment and development. Summarized financial information by business segment is as follows:


                                          Three months ended October 31,
                                         --------------------------------
                                               1996             1995
                                         ----------------  --------------
Net sales:
    Lists and database services             $  3,100,000     $ 3,135,000
    Fulfillment services                       3,544,000       2,473,000
    Investment and development                 3,996,000         227,000
                                            ------------     -----------
                                            $ 10,640,000     $ 5,835,000
                                            ============     ===========

Operating income (loss):
    Lists and database services             $ (1,423,000)    $   441,000
    Fulfillment services                         585,000         172,000
    Investment and development               (13,611,000)     (1,647,000)
                                            ------------     -----------
                                            $(14,449,000)    $(1,034,000)
                                            ============     ===========


 G.    SUBSEQUENT EVENTS

 On December 2, 1996, one of the Company's subsidiaries, FreeMark Communications, Inc. (FreeMark) suspended all operations of its free email service. Various financing options are being pursued, including the sale of the business and/or the sale of its subscriber base. Any potential pre-tax charge-off in the second quarter of fiscal year 1997, with respect to the Company's investment in FreeMark, is not expected to be material to the Company's consolidated financial statements.

 On December 9, 1996 Microsoft Corp. entered into a definitive agreement to acquire one of the Company's subsidiaries, NetCarta Corp., for $20,000,000 in cash, subject to certain customary conditions. Additionally, Microsoft agreed to acquire previously unissued shares of the Company's stock to obtain an approximate 4.9 percent ownership interest in the Company.

 On December 9, 1996, Vicinity Corporation, in which CMG@Ventures owns a 47% interest successfully completed a $5,000,000 equity financing, including $1,845,000 invested by CMG@Ventures. Additionally, the Company's 61% owned subsidiary, GeoCities, is actively pursuing an additional equity financing which is expected to be completed in the near future.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


 The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this report, and the risks discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included in the Company's 1996 Annual Report on Form 10-K.

 DISCONTINUED OPERATIONS OF SALESLINK CORPORATION SUBSEQUENTLY RETAINED

       During the second quarter of fiscal 1996, the Company decided to retain its subsidiary, SalesLink Corporation (SalesLink) as part of the Company's continuing operations. SalesLink was identified for disposition during the fourth quarter of fiscal 1995 and had been accounted for as a discontinued operation since that time. The decision was made to continue to operate SalesLink because of its potential synergies with the Company's subsidiary, CMG Direct Interactive, Inc. (CMGDI), which was formed during fiscal 1996. Accordingly, the operating results of SalesLink are now included in continuing operations, classified in the Company's fulfillment services segment, and the accompanying consolidated statements of operations and cash flows for the three months ended October 31, 1995 have been reclassified to present SalesLink within continuing operations.

       During the first quarter of fiscal 1996, SalesLink generated net sales and operating income of $2,473,000 and $172,000, respectively.

 THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1995

       Net sales for the quarter ended October 31, 1996 increased $4,805,000, or 82.4%, to $10,640,000 from $5,835,000 for the quarter ended October 31, 1995.
 The increase was attributable to an increase of $3,769,000 in net sales for the Company's investment and development segment, primarily reflecting increased sales by the Company's subsidiary, Lycos, Inc. (Lycos). Additionally, fulfillment services segment net sales increased $1,071,000, due to the continued ramp up of several customers in the high technology and healthcare industries which were added during fiscal 1996, and lists and database services segment net sales decreased by $35,000 reflecting continued consolidation in the educational publishing industry and competitive pricing pressure. As the portfolio companies of the investment and development segment continue to develop and introduce their products commercially, the Company expects to report significant future revenue growth in this segment. Also, with the acquisition of Pacific Link at the close of the first quarter of fiscal 1997, the Company expects to report significantly increased future revenues in the fulfillment services segment.

       Cost of sales increased $3,023,000, or 84.1%, to $6,616,000 in the first quarter of fiscal 1997 from $3,593,000 for the corresponding period in fiscal 1996, due primarily to increases of $2,484,000 and $473,000 related to the investment and development segment and fulfillment services segment, respectively, resulting from higher sales. In the fulfillment services segment, cost of sales as a percentage of net sales decreased to 62.1% in the first quarter of fiscal 1997 from 69.9% in the first quarter of fiscal 1996 due to a shift in mix of services and the ability to spread significant fixed costs, such as facilities costs, over a larger revenue base. Cost of sales in the lists and database services segment increased $66,000 which related mainly to increases in equipment costs and data center operations for CMGDI.

       Research and development expenses increased $4,464,000, or 891.0%, to $4,965,000 in the quarter ended October 31, 1996 from $501,000 in the prior year's first quarter. The increase consists primarily of an increase of $3,245,000 in research and development expenses for the investment and development segment as product development and enhancement activities continued at all of the Company's Internet investments. Also, research and development expenses increased $1,200,000 in the lists and database services segment reflecting the continued development of CMGDI's data mining, querying, analysis and targeting products and services. In addition, the Company recorded $1,312,000 of in-process research and development expenses related to the investments in Parable LLC (Parable) and Silknet Software, Inc. (Silknet) during the first quarter of fiscal 1997. The Company anticipates it will continue to devote substantial resources to product development and that these costs may substantially increase in future periods.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


       Selling expenses increased $6,860,000, or 625.9% to $7,956,000 in the first quarter ended October 31, 1996 from $1,096,000 for the corresponding period in fiscal 1996. This increase was primarily attributable to a $6,533,000 selling expense increase in the Company's investment and development segment, reflecting the sales and marketing efforts related to several product launches and continued growth of sales and marketing infrastructures. Selling expenses in the lists and database services segment increased by $263,000 in comparison with the first quarter of fiscal 1996 due to the continued building of sales and marketing infrastructure for CMGDI. Selling expenses increased as a percentage of net sales to 74.8% in the first quarter of fiscal 1997 from 18.8% for the corresponding period in fiscal 1996. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that these costs will substantially increase in future periods.

       General and administrative expenses increased $2,561,000, or 152.5%, to $4,240,000 in the first quarter of fiscal 1997 from $1,679,000 for the corresponding period in fiscal 1996. The investment and development segment and lists and database services segment experienced increases of $2,158,000 and $301,000, respectively, due to the building of management infrastructures in several of the Company's Internet investments and within CMGDI. General and administrative expenses increased as a percentage of net sales to 39.9% in the first quarter of fiscal 1997 from 28.8% in the first quarter of fiscal 1996. The Company anticipates that its general and administrative expenses will continue to increase significantly in absolute dollar amounts as the Company's subsidiaries, particularly in the investment and development segment, continue to grow and expand their administrative staffs and infrastructures.

       Gain on sale of available-for-sale securities occurred when the Company sold its remaining 1,020,000 shares of America Online common stock, realizing a gain of $30,049,000 in October 1995. Gain on sale of investment in affiliate resulted when the Company sold its equity interest in TeleT Communications, LLC (TeleT) to Premiere Technologies, Inc. (Premiere) in exchange for $550,000 and 320,833 shares of Premiere stock in September 1996. Interest income, net, increased $685,000 compared with the first quarter of fiscal 1996, primarily due to income earned by Lycos from investment of the proceeds of their initial public offering which occurred in April 1996.

       Equity in losses of affiliates resulted from the Company's minority ownership in certain investments which are accounted for under the equity method. Under the equity method of accounting the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. The results for the quarter ended October 31, 1995 reflect one investment, FreeMark. During the fourth quarter of fiscal 1996, the Company increased its ownership in FreeMark above 50% and, accordingly, began including their operating results in the Company's consolidated operating results beginning on the date when a controlling interest was obtained. Equity in losses of affiliates for the quarter ended October 31, 1996 include the results from the Company's minority ownership in TeleT, Vicinity Corporation, Ikonic Interactive, Inc., Parable, and Silknet. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

       Minority interest increased to $2,422,000 in the first quarter of fiscal 1997 from $43,000 in the corresponding period of fiscal 1996 reflecting minority interest in net losses of consolidated subsidiaries within the Company's investment and development segment.

       Income tax benefit in the first quarter of fiscal 1997 was $1,098,000. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for fiscal 1997, equity in losses of affiliates and gain on sale of investment in affiliate were excluded.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


 LIQUIDITY AND CAPITAL RESOURCES

       Working capital at October 31, 1996 decreased to $54.2 million compared to $72 million at July 31, 1996. The Company's principal uses of capital during the first quarter of fiscal 1996 were for funding of start-up activities in the Company's investment and development segment, the acquisition of Pacific Link, investments in Parable and Silknet, purchases of property, plant and equipment, and purchases of treasury stock. The Company intends to continue to fund existing and future Internet and interactive media investment and development efforts.

       The Company's acquisition of Pacific Link in the first quarter of fiscal 1997 was financed through $3 million from corporate funds provided for the acquisition, a $5.5 million, 5 year bank loan, a $7.5 million, 3 year seller's note, and a $1 million seller's note due January 31, 1997. Also, during the first quarter, the Company received $550,000 in cash and 320,833 shares of Premiere Technologies common stock from the sale of its investment in TeleT.

       During the first quarter of fiscal 1997, the Company's Board of Directors authorized the Company to buy back up to 500,000 shares of its common stock. During October 1996, 85,000 shares were repurchased for $836,000 and have been reflected as treasury stock in the Company's consolidated balance sheets.

       Subsequent to October 31, 1996, one of the Company's subsidiaries, FreeMark Communications, Inc. suspended all operations of its free email service, and the Company entered into a definitive agreement to sell one of the its subsidiaries, NetCarta Corp. to Microsoft Corp. for $20,000,000 in cash, subject to certain customary conditions. Additionally, Microsoft agreed to acquire previously unissued shares of the Company's stock to obtain an approximate 4.9 percent ownership interest in the Company. Vicinity Corporation, in which CMG@Ventures owns a 47% interest, successfully completed a $5,000,000 equity financing, including $1,845,000 invested by CMG@Ventures. The Company's 61% owned subsidiary, GeoCities, is actively pursuing an additional equity financing which is expected to be completed in the near future, including participation by CMG@Ventures. Completion of such financing may result in the Company's ownership interest falling below 50%.

       The Company's investments in Parable and Silknet during the first quarter of fiscal 1997 (as well as its investments in Lycos, NetCarta, FreeMark, Black Sun, GeoCities, Ikonic, TeleT and Vicinity) were made through its majority-owned limited partnership, CMG@Ventures. The Company owns 100% of the capital interest and has all voting rights, and is entitled to 77.5% of the net capital gains, as defined, of these investments. The remaining 22.5% interest in the net capital gains on these investments are attributed to profit partners, including the President and Chief Executive Officer of the Company. Subsequent to October 31, 1996, the sharing of the net gains will be changed to 80% to the Company and 20% to the profit partners. The Company is responsible for all operating expenses of CMG@Ventures.

       The Company believes that existing working capital, cash proceeds from the sale of NetCarta Corp. and proceeds from the sale of previously unissued stock to Microsoft Corp. will be sufficient to fund its operations, investments and capital expenditures for the foreseeable future. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through public or private offerings of the Company's or its subsidiaries' stock, or through debt financings.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES

                          PART II:  OTHER INFORMATION



 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          ---------------------------------

       (A)     Exhibits

           The following exhibits are filed herewith or incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:


EXHIBIT NO.                TITLE                     METHOD OF FILING
-----------                -----                     ----------------
3 (i) (1)         Amendment to the Restated          Incorporated by
                  Certificate of Incorporation       reference to Exhibit 3
                                                     (i) (1) to the
                                                     Registrant's quarterly
                                                     report on Form 10-Q for
                                                     the quarter ended April
                                                     30, 1996

3 (i) (2)         Restated Certificate of            Incorporated by reference
                  Incorporation                      from Registration Statement
                                                     on Form S-1, as amended,
                                                     filed on November 10, 1993
                                                     (Registration No. 33-71518)

3 (ii)            Restated By-Laws                   Incorporated by reference
                                                     from Registration Statement
                                                     on Form S-1, as amended,
                                                     filed on November 10, 1993
                                                     (Registration No. 33-71518)

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

10.1              Sublease, dated September 26,      Filed herewith.
                  1996 between the Registrant
                  and FTP Software, Inc.

10.2              Amendment No. 2 to Employment      Filed herewith.
                  Agreement, dated October 25,
                  1996, between the Registrant
                  and David S. Wetherell

10.3              Revolving Credit and Term Loan     Filed herewith.
                  Agreement dated as of
                  October 24, 1996, among
                  SalesLink Corporation, the
                  Registrant, Pacific
                  Direct Marketing Corp.
                  and the First National
                  Bank of Boston




10.4              Revolving Credit Note of           Filed herewith.
                  SalesLink Corporation, dated
                  as of October 24, 1996, in
                  the principal amount of
                  $2,500,000

10.5              Term Note of SalesLink             Filed herewith.
                  Corporation, dated as of
                  October 24, 1996, in the
                  principal amount of
                  $5,500,000

10.6              Guaranty by Pacific Direct         Filed herewith.
                  Direct Marketing Corp. dated
                  as of October 24, 1996

10.7              Guaranty by the Registrant         Filed herewith.
                  dated as of October 24, 1996

11                Statement re computation           Filed herewith.
                  of per share earnings

27                Financial data schedule            Filed herewith.

(B)  Reports on Form 8-K.

     None.

                                   SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CMG Information Services, Inc.

                                    By: /s/Andrew J. Hajducky III
                                        -------------------------
  Date:  December 13, 1996              Andrew J. Hajducky III, CPA
                                        Chief Financial Officer