Form 10-Q
period 1997-01-31
CMG INFORMATION SERVICES INC
filed 1997-03-17
CIK 914712

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

For the quarter ended January 31, 1997       Commission File Number 0-22846



                         CMG INFORMATION SERVICES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                                  04-2921333
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)



  100 Brickstone Square, First Floor                      01810
        Andover, Massachusetts                          (Zip Code)
(Address of principal executive offices)


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

                         Yes    X                No
                             -------                -------

Number of shares outstanding of the issuer's common stock, as of March 10, 1997


Common Stock, par value $.01 per share                     9,620,568
--------------------------------------           ------------------------------
                Class                             Number of shares outstanding

                         CMG INFORMATION SERVICES, INC.
                                   FORM 10-Q

                                     INDEX


                                                                     Page Number
                                                                     -----------
Part I. FINANCIAL INFORMATION


   Item 1. Consolidated Financial Statements

           Consolidated Balance Sheets
           January 31, 1997 and July 31, 1996                             3

           Consolidated Statements of Operations
           Three and six months ended January 31, 1997 and 1996           4

           Consolidated Statements of Cash Flows
           Six months ended January 31, 1997 and 1996                     5

           Notes to Interim Consolidated Financial Statements            6-8


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           9-14


Part II. OTHER INFORMATION                                              15-16


SIGNATURE                                                                17


Exhibit 11                                                               18

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

               (in thousands, except share and per share amounts)

                                                                                                      January 31,       July 31,
                                                                                                         1997             1996
                                                                                                         ----             ----
                                ASSETS

Current assets:
    Cash and cash equivalents                                                                         $  73,614        $  63,387
    Available-for-sale securities                                                                         6,582           13,069
    Accounts receivable, trade, less allowance for doubtful accounts                                     16,925           10,666
    License fees receivable                                                                               4,766            1,032
    Prepaid expenses and other current assets                                                             4,865            2,199
    Deferred income taxes                                                                                   553              213
                                                                                                      ---------        ---------
Total current assets                                                                                    107,305           90,566

Long term license fees receivable                                                                         2,787              952
Property and equipment, net                                                                               9,322            8,461
Investments in affiliates                                                                                 6,469            4,073
Cost in excess of net assets of subsidiaries acquired, net of accumulated amortization                   17,093            2,299
Other assets                                                                                              3,332            3,152
                                                                                                      ---------        ---------
                                                                                                      $ 146,308        $ 109,503
                                                                                                      =========        =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                                     $  11,694        $    --
    Current installments of long term debt                                                                2,986              245
    Accounts payable                                                                                      6,613            7,251
    Accrued expenses                                                                                     14,810            6,245
    Deferred revenues                                                                                     6,460            4,620
    Other current liabilities                                                                               139              196
                                                                                                      ---------        ---------
Total current liabilities                                                                                42,702           18,557

Long term debt, less current installments                                                                12,939              208
Long term deferred revenues                                                                               2,400             --
Deferred income taxes                                                                                     9,099            9,122
Other long term liabilities                                                                                 166              347
Minority interest                                                                                        24,976           27,277
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued                              --               --
    Common stock, $.01 par value. Authorized 40,000,000 shares; issued and outstanding 9,604,979 shares at January 31, 1997 and 9,166,747 shares at
     July 31, 1996                                                                                           96               92
    Additional paid-in capital                                                                           16,004            9,243
    Retained earnings                                                                                    37,926           44,657
                                                                                                      ---------        ---------
Total stockholders' equity                                                                               54,026           53,992
                                                                                                      ---------        ---------
                                                                                                      $ 146,308        $ 109,503
                                                                                                      =========        =========

       The accompanying notes are an integral part of the consolidated financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                    (in thousands, except per share amounts)


                                                          Three months ended January 31,     Six months ended January 31,
                                                          ------------------------------     ----------------------------
                                                              1997              1996             1997            1996
                                                              ----              ----             ----            ----

Net sales                                                  $  18,897         $   6,105         $  29,537       $  11,940

Operating expenses:
   Cost of sales                                              12,536             3,827            19,152           7,420
   Research and development                                    6,732             1,449            11,697           1,951
   In-process research and development                           --                452             1,312             452
   Selling                                                     7,864             1,767            15,820           2,862
   General and administrative                                  4,574             1,876             8,814           3,555
                                                           ---------         ---------         ---------       ---------
     Total operating expenses                                 31,706             9,371            56,795          16,240
                                                           ---------         ---------         ---------       ---------

Operating loss                                               (12,809)           (3,266)          (27,258)         (4,300)

Other income (deductions):
   Gain on sale of available-for-sale securities                 --                --                --           30,049
   Gain on sale of investment in affiliate                       --                --              3,616             --
   Gain on sale of subsidiary                                 15,111               --             15,111             --
   Minority interest                                           1,025               257             3,447             300
   Equity in losses of affiliates                             (1,081)             (751)           (2,089)         (1,021)
   Interest income, net                                          260               829             1,184           1,068
                                                           ---------         ---------         ---------       ---------
                                                              15,315               335            21,269          30,396
                                                           ---------         ---------         ---------       ---------

Income (loss) before income taxes                              2,506            (2,931)           (5,989)         26,096
Income tax benefit (expense)                                  (1,840)              286              (742)        (10,563)
                                                           ---------         ---------         ---------       ---------
Net income (loss)                                          $     666         $  (2,645)        $  (6,731)      $  15,533
                                                           =========         =========         =========       =========


Primary earnings (loss) per share                          $    0.07         $   (0.27)        $   (0.74)      $    1.61
                                                           =========         =========         =========       =========


Weighted average shares outstanding                            9,771             9,762             9,140           9,676
                                                           =========         =========         =========       =========




       The accompanying notes are an integral part of the consolidated financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                 (in thousands)

                                                                                                     Six months ended January 31,
                                                                                                     ----------------------------
                                                                                                         1997            1996
                                                                                                         ----            ----
Cash flows from operating activities:
   Net income (loss)                                                                                  $  (6,731)      $  15,533
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
     Depreciation and amortization                                                                        2,513           1,002
     Gain on sale of available-for-sale securities                                                          --          (30,049)
     Gain on sale of investment in affiliate                                                             (3,616)            --
     Gain on sale of subsidiary                                                                         (15,111)            --
     Equity in losses of affiliates                                                                       2,089           1,021
     Minority interest                                                                                   (3,447)           (300)
     In-process research and development                                                                  1,312             452
     Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
       Accounts and license fees receivable                                                              (7,691)         (2,250)
       Prepaid expenses and other assets                                                                 (2,015)           (445)
       Accounts payable and accrued expenses                                                              4,284           2,056
       Deferred revenues                                                                                  4,355           1,410
       Refundable and accrued income taxes                                                                  160          10,813
                                                                                                      ---------       ---------
Net cash used for operating activities                                                                  (23,898)           (757)
                                                                                                      ---------       ---------

Cash flows from investing activities:
   Additions to property and equipment                                                                   (3,428)         (4,623)
   Proceeds from sale or maturities of available-for-sale securities                                     10,568          57,462
   Income taxes paid related to sale of available-for-sale securities                                       --          (10,277)
   Purchase of available-for-sale securities                                                                --          (25,526)
   Investments in affiliates and acquisitions of subsidiaries                                           (25,826)         (2,750)
   Proceeds from sale of investment in affiliate                                                            550             --
   Proceeds from sale of subsidiary                                                                      18,468             --
   Other                                                                                                   (600)         (1,718)
                                                                                                      ---------       ---------
Net cash provided by (used for) investing activities                                                       (268)         12,568
                                                                                                      ---------       ---------

Cash flows from financing activities:
   Proceeds from issuance of notes payable and long term debt                                            27,665           1,735
   Sale of common and treasury stock                                                                      7,470             254
   Purchase of treasury stock                                                                              (984)            --
   Other                                                                                                    242             (32)
                                                                                                      ---------       ---------
Net cash provided by financing activities                                                                34,393           1,957
                                                                                                      ---------       ---------

Net increase in cash and cash equivalents                                                                10,227          13,768
Cash and cash equivalents at beginning of period                                                         63,387           9,423
                                                                                                      ---------       ---------
Cash and cash equivalents at end of period                                                            $  73,614       $  23,191
                                                                                                      =========       =========

Supplemental disclosure information:
Cash paid during the period for:
   Interest                                                                                           $     253       $       9
                                                                                                      =========       =========
   Income taxes                                                                                       $     675       $  10,038
                                                                                                      =========       =========

       The accompanying notes are an integral part of the consolidated financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


A.        Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to prevent the information from being misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 1996 which are contained in the Company's Form 10-K. The results for the three and six month periods ended January 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with current year presentation.


B.        Acquisitions and Investments

During the first quarter of fiscal year 1997 the Company, through its subsidiary limited partnership, CMG@Ventures, invested a total of $3,250,000 to acquire a 46% minority interest in Parable LLC (Parable), a developer of easy-to-use interactive multimedia software, and a 26% minority interest in Silknet Software, Inc. (Silknet), a provider of Web-based customer service software. The Company's investments in Parable and Silknet are accounted for on the equity method. The acquisition accounting for the Company's investments in Parable and Silknet resulted in a total of $1,312,000 being identified as in-process research and development, which was expensed during the first quarter because technological feasibility had not been reached at the dates the investments were made.

On October 24, 1996, the Company's fulfillment services subsidiary, SalesLink, acquired Pacific Link, a company specializing in high technology product and literature fulfillment and turnkey outsourcing. The consideration for the acquisition was $17 million, $8.5 million of which was paid in cash at the date of acquisition, $1 million of which SalesLink paid (along with interest at the annual rate of 7%) subsequent to January 31, 1997, and the remaining $7.5 million of which was financed through a seller's note. The seller's note is supported by a bank letter of credit, bears interest at 7% per year and is payable monthly in arrears over a term of 30 months beginning July 31, 1997. The sources of the cash portion of the purchase price were $3 million from corporate funds provided by the Company to SalesLink for the acquisition and $5.5 million from a bank loan. The bank loan provides for the option of interest at the London Interbank Offered Rate (LIBOR) or the higher of 1) the rate announced by First National Bank of Boston as its base rate, or 2) one half percent above the Federal Funds Effective Rate plus, in any case, an applicable margin based on SalesLink's leverage ratio. The bank loan is repayable in quarterly installments beginning January 31, 1998 through July 31, 2001, with the remaining balance to be repaid on October 1, 2001. Additional purchase price of up to $1 million could be paid if certain future performance goals are met.

The acquisition of Pacific Link has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $16.1 million and has been recorded as goodwill, which will be amortized on a straight line basis over 15 years.

The net purchase price was allocated as follows:

          Working capital                               $    197,000
          Property, plant and equipment                      668,000
          Other assets                                       181,000
          Goodwill                                        16,077,000
          Other liabilities                                 (123,000)
                                                        ------------
          Purchase price                                $ 17,000,000
                                                        ============

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


B.        Acquisitions and Investments (continued)

In December, 1996, the Company's consolidated subsidiary FreeMark Communications, Inc. (FreeMark) ceased all operations of its free email service. The suspension of FreeMark's operations did not have a material adverse impact on the Company's consolidated financial statements. In January, 1997, GeoCities successfully completed a $9 million equity financing round in which CMG @Ventures contributed $2,000,000. With this round of financing, CMG @Ventures' ownership in GeoCities decreased from approximately 61% to approximately 41%, and the Company began accounting for its investment in GeoCities under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of, GeoCities and FreeMark were consolidated within the operating results of the Company's investment and development segment. Also during the second quarter of fiscal year 1997, Vicinity Corporation (Vicinity) successfully completed a $5 million equity financing round in which CMG @Ventures contributed $1,845,000. With this round of financing, CMG @Ventures' ownership in Vicinity decreased from approximately 47% to approximately 45%.


C.        Sale of Investment in TeleT Communications

On September 19, 1996, the Company sold its equity interest in TeleT Communications, LLC (TeleT) to Premiere Technologies (Premiere) for $550,000 in cash and 320,833 shares of Premiere stock. The Company, through CMG@Ventures, acquired its equity interest in TeleT for $750,000 during April, 1996. As a result of the sale, the Company recognized a pretax gain of $3,616,000, reported net of the 22.5% interest attributed to CMG@Ventures' profit partners, reflected as "Gain on sale of investment in affiliate". Of the shares received, 37,500 are to be held in escrow for a six year period, subject to certain customary conditions, and have been classified in other long term assets with a carrying value of $450,000. The remaining shares are subject to an average one year lock-up period, and have been classified in available-for-sale securities, with a carrying value of $4,080,000, net of market value discount to reflect the lock-up period requirement.


D.        Sale of NetCarta Corporation

On December 9, 1996 Microsoft Corporation ("Microsoft") entered into a definitive agreement to acquire one of the Company's subsidiaries, NetCarta Corp. (NetCarta), for $20,000,000 in cash, subject to certain customary conditions. On January 31, 1997 the sale of NetCarta was finalized, with the Company receiving proceeds of $18,468,000, net of proceeds to former NetCarta employees who exercised employee stock options. As a result of the sale, the Company recognized a pretax gain of $15,111,000, reported net of the 22.5% interest attributed to CMG@Ventures' profit partners, reflected as "Gain on sale of subsidiary". Of the proceeds received, $2,000,000 included in "Cash and cash equivalents" at January 31, 1997, is currently held on the Company's behalf by an outside escrow agent, to secure certain indemnification obligations of the Company and CMG@Ventures related to the sale of NetCarta, and is restricted for this purpose through February, 1998.


E.        Sale of Common Stock

Pursuant to a stock purchase agreement entered into as of December 10, 1996, the Company sold 470,477 shares of its common stock (the "CMG Shares") to Microsoft on January 31, 1997, representing 4.9% of CMG's total outstanding shares of common stock following the sale. The CMG Shares were priced at $14.50 per share, with proceeds to CMG totaling $6,821,917. The CMG Shares purchased by Microsoft are not registered under the Securities Act of 1933 and carry a one year prohibition on transfer or sale. Under the terms of the agreement and following the one-year period, Microsoft is entitled to two demand registration rights as well as piggy back registration rights. Additionally, Microsoft is subject to "stand still" provisions, whereby it is prohibited for a period of three years, without the consent of CMG, (i) from increasing its ownership in CMG above ten percent of CMG's outstanding shares, (ii) from exercising any control or influence over CMG, and (iii) from entering into any voting agreement with respect to its CMG Shares.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


F. Notes Payable

Notes payable at January 31, 1997 consisted of $10,000,000 in collateralized corporate borrowings and $1,694,000 line of credit borrowing by the Company's subsidiary, SalesLink Corporation. The Company's $10,000,000 borrowing is collateralized by 784,314 of the Company's common shares of its subsidiary, Lycos, with interest payable quarterly at a rate of LIBOR plus 1.75 percent, and is payable in full on January 17, 1998. SalesLink's borrowings were made under its $2,500,000 revolving credit note agreement with a bank. The revolving credit note is payable in full on October 1, 1998 and provides for the option of interest at the London Interbank Offered Rate (LIBOR) or the higher of 1) the rate announced by First National Bank of Boston as its base rate, or 2) one half percent above the Federal Funds Effective Rate plus, in any case, an applicable margin based on SalesLink's leverage ratio.


G.   Available-for-Sale Securities

At January 31, 1997, available-for-sale securities consist of equity and debt securities, carried at fair value. The estimated fair value of these securities consists of $4,080,000 of Premiere Technologies common stock and $2,502,000 of U.S. Government agency obligations which the Company does not intend to hold to maturity. Since the estimated fair value of each investment approximates its carrying value or amortized cost, there are no unrealized gains or losses reflected as of January 31, 1997.


H.   Earnings (Loss) Per Share

Net income (loss) per common share is computed based upon the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares, using the treasury stock method, are included in the per share calculations only when the effect of their inclusion would be dilutive. Accordingly, since the Company reported a net loss during the first six months of fiscal 1997, common equivalent shares have not been included in the calculation of weighted average shares outstanding for the six month period ending January 31, 1997. Common stock equivalent shares consist of stock options. On February 2, 1996, the Company effected a two-for-one common stock split in the form of a stock dividend. Accordingly, the consolidated financial statements have been retroactively adjusted to reflect this event.

I.   Segment Information

The Company's operations are classified in three primary business segments: (i) investment and development, (ii) fulfillment services and (iii) lists and database services. Summarized financial information by business segment is as follows:

                                Three months ended January 31,    Six months ended January 31,
                               --------------------------------  ------------------------------
                                     1997             1996            1997            1996
                               ----------------  --------------  ---------------  -------------
Net sales:
Investment and development        $  5,443,000     $   815,000     $  9,439,000    $ 1,042,000
Fulfillment services                10,615,000       2,603,000       14,159,000      5,076,000
Lists and database services          2,839,000       2,687,000        5,939,000      5,822,000
                                  ------------     -----------     ------------    -----------
                                  $ 18,897,000     $ 6,105,000     $ 29,537,000    $11,940,000
                                  ============     ===========     ============    ===========

Operating income (loss):
Investment and development        $(11,735,000)    $(3,183,000)    $(25,346,000)   $(4,830,000)
Fulfillment services                 1,512,000         281,000        2,097,000        453,000
Lists and database services         (2,586,000)       (364,000)      (4,009,000)        77,000
                                  ------------     -----------     ------------    -----------
                                  $(12,809,000)    $(3,266,000)    $(27,258,000)   $(4,300,000)
                                  ============     ===========     ============    ===========

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


Three months ended January 31, 1997 compared to three months ended January 31, 1996

       Net sales for the quarter ended January 31, 1997 increased $12,792,000, or 210%, to $18,897,000 from $6,105,000 for the quarter ended January 31, 1996.
The increase was largely attributable to an increase of $8,012,000 in net sales for the Company's fulfillment services segment, reflecting the acquisition of Pacific Link on October 24, 1996 and the addition of several new SalesLink accounts closed in the second half of fiscal year 1996. Additionally, investment and development segment net sales increased $4,628,000 primarily reflecting increased sales by the Company's subsidiary, Lycos, Inc. (Lycos), and lists and database services segment net sales increased by $152,000. As the portfolio companies of the investment and development and lists and database services segments continue to develop and introduce their products commercially, the Company expects to report future revenue growth.

       Cost of sales increased $8,709,000, or 228%, to $12,536,000 in the second quarter of fiscal 1997 from $3,827,000 for the corresponding period in fiscal 1996, comprised of increases of $5,928,000, $2,678,000 and $103,000 related to the fulfillment services, investment and development, and lists and database services segments, respectively, resulting from higher sales. In the fulfillment services segment, cost of sales as a percentage of net sales increased to 72% in the second quarter of fiscal 1997 from 65% in the second quarter of fiscal 1996 due to the mix of services associated with the acquisition of Pacific Link.

       Research and development expenses increased $5,283,000, or 365%, to $6,732,000 in the quarter ended January 31, 1997 from $1,449,000 in the prior year's second quarter. The increase consists primarily of an increase of $3,866,000 in research and development expenses for the investment and development segment as product development activities continued at all of the Company's Internet investments. Also, research and development expenses increased $1,457,000 in the lists and database services segment reflecting the continued development of Engage Technologies' (formerly CMG Direct Interactive) data mining, querying, analysis and targeting products and services. In addition, during the second quarter of fiscal 1996, the Company recorded $452,000 of in-process research and development expenses incurred by its consolidated subsidiary, Lycos, related to the acquisition of Point Communications Corp. The Company anticipates it will continue to devote substantial resources to product development and that these costs may substantially increase in future periods.

       Selling expenses increased $7,864,000, or 345% to $7,864,000 in the second quarter ended January 31, 1997 from $1,767,000 for the corresponding period in fiscal 1996. This increase was primarily attributable to a $5,317,000 selling expense increase in the Company's investment and development segment, reflecting the sales and marketing efforts related to several product launches and continued growth of sales and marketing infrastructures. Selling expenses in the fulfillment services segment increased by $449,000 in comparison with the second quarter of fiscal 1996 due to the acquisition of Pacific Link, and selling expenses in the lists and database services segment increased by $331,000 versus last year's second quarter due to the continued building of sales and marketing infrastructure for Engage Technologies. Selling expenses increased as a percentage of net sales to 42% in the second quarter of fiscal 1997 from 29% for the corresponding period in fiscal 1996. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that these costs will substantially increase in absolute dollar amounts in future periods.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


       General and administrative expenses increased $2,698,000, or 143.8%, to $4,574,000 in the second quarter of fiscal 1997 from $1,876,000 for the corresponding period in fiscal 1996. The investment and development segment and lists and database services segment experienced increases of $1,771,000 and $483,000, respectively, due to the addition of management personnel and infrastructure in several of the Company's Internet investments and Engage Technologies. General and administrative expenses in the fulfillment services segment increased by $444,000 in comparison with the second quarter of fiscal 1996 due to the acquisition of Pacific Link, including approximately $267,000 goodwill amortization charges for the quarter. General and administrative expenses decreased as a percentage of net sales to 24% in the second quarter of fiscal 1997 from 31% in the second quarter of fiscal 1996. The Company anticipates that its general and administrative expenses will continue to increase significantly in absolute dollar amounts as the Company's subsidiaries, particularly in the investment and development segment, continue to grow and expand their administrative staffs and infrastructures.

       Gain on sale of subsidiary reflects the Company's pre-tax gain of $15,111,000 on the sale of NetCarta on January 31, 1997. Interest income, net, decreased $569,000 compared with the second quarter of fiscal 1996, primarily due to lower average corporate cash balances in the second quarter of fiscal 1997 compared to prior year, combined with $275,000 interest expense related to borrowings incurred to finance the Company's acquisition of Pacific Link, partially offset by income earned by Lycos from the investment of the proceeds of their initial public offering which occurred in April 1996.

       Equity in losses of affiliates resulted from the Company's minority ownership in certain investments which are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. The results for the quarter ended January 31, 1996 primarily reflect two investments, FreeMark Communications (FreeMark) and Ikonic Interactive, Inc. (Ikonic). During the fourth quarter of fiscal 1996, the Company increased its ownership in FreeMark above 50% and, accordingly, began including their operating results in the Company's consolidated operating results. FreeMark was consolidated through December 1996 when it suspended operations. Equity in losses of affiliates for the quarter ended January 31, 1997 include the results from the Company's minority ownership in Ikonic, Vicinity Corporation (Vicinity), Parable LLC (Parable) and Silknet Software, Inc. (Silknet). Also, in January, 1997, GeoCities successfully completed a $9 million equity financing round in which CMG @Ventures contributed $2,000,000. With this round of financing, CMG @Ventures' ownership in GeoCities decreased from approximately 61% to approximately 41%, and the Company began accounting for its investment in GeoCities under the equity method of accounting, rather than the consolidation method, and accordingly began including the results of its ownership in GeoCities in equity in losses of affiliates. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

       Minority interest increased to $1,025,000 in the second quarter of fiscal 1997 from $257,000 in the corresponding period of fiscal 1996 reflecting minority interest in net losses of consolidated subsidiaries within the Company's investment and development segment.

       Income tax expense in the second quarter of fiscal 1997 was $1,840,000. The Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings, excluding taxes provided for significant, unusual or extraordinary items that will be reported separately. In determining the Company's effective rate for fiscal 1997, equity in losses of affiliates, gain on sale of subsidiary, and gain on sale of investment in affiliate were excluded.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


Six months ended January 31, 1997 compared to six months ended January 31, 1996

       Net sales increased $17,597,000, or 147% to $29,537,000 for the six months ended January 31, 1997 from $11,940,000 for the corresponding period in fiscal 1996. The increase was largely attributable to increases of $9,083,000 and $8,397,000 in net sales for the Company's fulfillment services and investment and development segments, respectively. The fulfillment services increase reflects the acquisition of Pacific Link on October 24, 1996 and the addition of several new SalesLink accounts closed in the second half of fiscal year 1996. The increase in net sales for the Company's investment and development segment primarily reflects increased sales by the Company's subsidiary, Lycos. As the portfolio companies of the investment and development and lists and database services segments continue to develop and introduce their products commercially, the Company expects to report future revenue growth.

       Cost of sales increased $11,732,000, or 158%, to $19,152,000 for the six months ended January 31, 1997 from $7,420,000 for the corresponding period in fiscal 1996, primarily comprised of increases of $6,401,000 and $5,162,000 related to the fulfillment services and investment and development segments, respectively, resulting from higher sales. In the fulfillment services segment, cost of sales as a percentage of net sales increased to 69% in the first six months of fiscal 1997 from 67% in the first half of fiscal 1996 due to the mix of services associated with the acquisition of Pacific Link at the end of the first quarter of fiscal 1997.

       Research and development expenses increased $9,746,000, or 500%, to $11,697,000 in the first six months of fiscal 1997 from $1,951,000 for the corresponding period in fiscal 1996. The increase consists primarily of an increase of $7,111,000 in research and development expenses for the investment and development segment as product development activities continued at all of the Company's Internet investments. Also, research and development expenses increased $2,657,000 in the lists and database services segment reflecting the continued development of Engage Technologies' data mining, querying, analysis and targeting products and services. In addition, the Company recorded $1,312,000 of in-process research and development expenses related to investments in Parable and Silknet during the first half of fiscal 1997, compared with $452,000 of in-process research and development expenses incurred by its consolidated subsidiary, Lycos, in the first half of fiscal 1996, related to the acquisition of Point Communications Corp. The Company anticipates it will continue to devote substantial resources to product development and that these costs may substantially increase in future periods.

       Selling expenses increased $12,958,000, or 453% to $15,820,000 for the six months ended January 31, 1997 from $2,862,000 for the corresponding period in fiscal 1996. This increase was primarily attributable to a $11,851,000 selling expense increase in the Company's investment and development segment, reflecting the sales and marketing efforts related to several product launches and continued growth of sales and marketing infrastructures. Selling expenses in the fulfillment services segment increased by $513,000 in comparison with the first half of fiscal 1996 due to the acquisition of Pacific Link, and selling expenses in the lists and database services segment increased by $594,000 versus the first six months of last year due to the continued building of sales and marketing infrastructure for Engage Technologies. Selling expenses increased as a percentage of net sales to 54% in the first six months of fiscal 1997 from 24% for the corresponding period in fiscal 1996. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that these costs will substantially increase in absolute dollar amounts in future periods.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


       General and administrative expenses increased $5,259,000, or 148%, to $8,814,000 for the first six months of fiscal 1997 from $3,555,000 for the corresponding period in fiscal 1996. The investment and development segment and lists and database services segment experienced increases of $3,929,000 and $783,000, respectively, due to the addition of management personnel and infrastructure in several of the Company's Internet investments and Engage Technologies. General and administrative expenses in the fulfillment services segment increased by $547,000 in comparison with the first half of fiscal 1996 due to the acquisition of Pacific Link, including approximately $267,000 of goodwill amortization charges. General and administrative expenses remained constant as a percentage of net sales at 30% compared with the first six months of fiscal 1996. The Company anticipates that its general and administrative expenses will continue to increase significantly in absolute dollar amounts as the Company's subsidiaries, particularly in the investment and development segment, continue to grow and expand their administrative staffs and infrastructures.

       Gain on sale of subsidiary reflects the Company's pretax gain of $15,111,000 on the sale of NetCarta on January 31, 1997. Gain on sale of investment in affiliate resulted when the Company sold its equity interest in TeleT Communications, LLC (TeleT) to Premiere Technologies, Inc. (Premiere) in exchange for $550,000 and 320,833 shares of Premiere stock in September 1996. Gain on sale of available-for-sale securities in fiscal year 1996 occurred when the Company sold its remaining 1,020,000 shares of America Online common stock, realizing a gain of $30,049,000 in October 1995. Interest income, net, increased $116,000 compared with the first six months of fiscal 1996, primarily due to income earned by Lycos from the investment of the proceeds of their initial public offering which occurred in April 1996, partially offset by lower average corporate cash balances in the first half of fiscal 1997 compared to prior year, combined with $275,000 interest expense related to borrowings incurred to finance the Company's acquisition of Pacific Link.

       Equity in losses of affiliates resulted from the Company's minority ownership in certain investments which are accounted for under the equity method. Under the equity method of accounting the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. The results for the six months ended January 31, 1996 primarily reflect two investments, FreeMark and Ikonic. During the fourth quarter of fiscal 1996, the Company increased its ownership in FreeMark above 50% and, accordingly, began including their operating results in the Company's consolidated operating results. FreeMark was consolidated through December 1996 when it suspended operations. Equity in losses of affiliates for the six months ended January 31, 1997 include the results from the Company's minority ownership in Ikonic, Vicinity, Parable, Silknet and TeleT (through the date of the sale of TeleT in September, 1996). Also, in January, 1997 GeoCities successfully completed a $9 million equity financing round in which CMG @Ventures contributed $2,000,000. With this round of financing, CMG @Ventures' ownership in GeoCities decreased from approximately 61% to approximately 41%, and the Company began accounting for its investment in GeoCities under the equity method of accounting, rather than the consolidation method, and accordingly began including the results of its ownership in GeoCities in equity in losses of affiliates. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

       Minority interest increased to $3,447,000 in the first six months of fiscal 1997 from $300,000 in the corresponding period of fiscal 1996 reflecting minority interest in net losses of consolidated subsidiaries within the Company's investment and development segment.

       Income tax expense in the first six months of fiscal 1997 was $742,000. The Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings, excluding taxes provided for significant, unusual or extraordinary items that will be reported separately. In determining the Company's effective rate for fiscal 1997, equity in losses of affiliates, gain on sale of subsidiary, and gain on sale of investment in affiliate were excluded.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


Liquidity and Capital Resources

       Working capital at January 31, 1997 decreased to $64.6 million compared to $72 million at July 31, 1996. The Company's principal uses of capital during the first six months of fiscal 1997 were for funding of start-up activities in the Company's investment and development segment, the acquisition of Pacific Link, investments in Parable, Silknet, Vicinity and GeoCities, purchases of property and equipment, and purchases of treasury stock. The Company's principal sources of capital during the first six months of fiscal 1997 were from short and long term borrowings, sale of NetCarta and sale of common stock. The Company intends to continue to fund existing and future Internet and interactive media investment and development efforts.

       The Company's acquisition of Pacific Link in the first quarter of fiscal 1997 was financed through $3 million from corporate funds, a $5.5 million, 5 year bank loan, a $7.5 million, 3 year seller's note, and a $1 million seller's note which was paid subsequent to January 31, 1997. The Company received net cash proceeds of $18,468,000 from the sale of NetCarta, of which $2,000,000 included in "Cash and cash equivalents" at January 31, 1997, is currently held on the Company's behalf by an outside escrow agent, to secure certain indemnification obligations of the Company and CMG@Ventures related to the sale of NetCarta, and is restricted for this purpose through February, 1998. Additionally, the Company received proceeds of $550,000 in cash and 320,833 shares of Premiere Technologies common stock from the sale of its investment in TeleT during the first quarter of fiscal 1997.

       During the first quarter of fiscal 1997, the Company's Board of Directors authorized the Company to buy back up to 500,000 shares of its common stock. During the six months ended January 31, 1997, 100,000 shares were repurchased at an average cost of $9.84 per share, for a total of $984,000. On January 31, 1997, the Company sold 470,477 shares of its common stock (the "CMG Shares"), including the 100,000 treasury shares acquired in fiscal 1997, to Microsoft Corporation ("Microsoft") at a price of $14.50 per share. The shares sold to Microsoft represented 4.9% of CMG's total outstanding shares of common stock following the sale, with proceeds to CMG totaling $6,822,000.

     During the first quarter of fiscal year 1997, the Company, through its subsidiary limited partnership, CMG@Ventures, invested a total of $3,250,000 to acquire a 46% minority interest in Parable, a developer of easy-to-use interactive multimedia software, and a 26% minority interest in Silknet, a provider of Web-based customer service software. In December, 1996, the Company's consolidated subsidiary, FreeMark, suspended all operations of its free email service. In January, 1997 GeoCities successfully completed a $9 million equity financing round in which CMG @Ventures contributed $2,000,000. With this round of financing, CMG @Ventures' ownership in GeoCities decreased from approximately 61% to approximately 41%, and the Company began accounting for its investment in GeoCities under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of GeoCities and FreeMark were consolidated within the operating results of the Company's investment and development segment. Also during the second quarter of fiscal year 1997, Vicinity successfully completed a $5 million equity financing round in which CMG @Ventures contributed $1,845,000. With this round of financing, CMG @Ventures' ownership in Vicinity decreased from approximately 47% to approximately 45%.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


     The Company's investments in Parable, Silknet, Vicinity and GeoCities during the first six months of fiscal 1997 (as well as its previous investments in Lycos, NetCarta, FreeMark, Black Sun, GeoCities, Ikonic, TeleT and Vicinity) were made through its majority-owned limited partnership, CMG@Ventures. The Company owns 100% of the capital interest and has all voting rights, and is entitled to 77.5% of the net capital gains, as defined, of these investments. The remaining 22.5% interest in the net capital gains on these investments are attributed to profit partners, including the President and Chief Executive Officer of the Company. Subsequent to January 31, 1997, the sharing of the net gains will be changed to 80% to the Company and 20% to the profit partners for investments made after July 31, 1996. The Company is responsible for all operating expenses of CMG@Ventures.

     The Company believes that existing working capital will be sufficient to fund its operations, investments and capital expenditures for the foreseeable future. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through public or private offerings of the Company's or its subsidiaries' stock, or through debt financings. Further, the Company continues to see a strong flow of strategic opportunities that fit within its CMG@Ventures investment and development business model and expects to seek to secure additional financing commitments for a second @Ventures fund in the near future.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES

                          PART II:  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     The Company's Annual Meeting of Stockholders was held on December 10, 1996. Proposal 1 submitted to a vote of security holders at the meeting was the election of one Class III Director. David S. Wetherell was elected at the meeting to serve as a Class III Director until the 1999 Annual Meeting of Stockholders with 6,043,472 shares voted for his election and 74,989 shares withheld with respect to his election.

     No abstentions or broker non-votes were recorded.

     Proposal 2 submitted to a vote of security holders at the meeting was a proposal to amend the Company's 1986 Stock Option Plan to permit any individual to be eligible to receive options under such Plan. Votes cast were as follows:

               FOR        AGAINST   ABSTAINED
               ---        -------   ---------

               4,809,093   613,253   15,435

          No broker non-votes were recorded.

          The proposal was approved.

          Proposal 3 submitted to a vote of security holders at the meeting was a proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the current fiscal year. Votes cast were as follows:

               FOR        AGAINST   ABSTAINED
               ---        -------   ---------

               6,043,640    63,100   11,721

          No broker non-votes were recorded.

          The proposal was approved.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES

Item 6.   Exhibits and Reports on Form 8-K
         ---------------------------------

          (a) Exhibits

          The following exhibits are filed herewith or incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

Exhibit No.                                 Title                  Method of Filing
-----------                                 -----                  ----------------
3 (i) (1)                        Amendment to the               Incorporated by
                                 Restated Certificate of        reference to Exhibit 3
                                 Incorporation                  (i) (1) to the
                                                                Registrant's quarterly
                                                                report on Form 10-Q for
                                                                the quarter ended April
                                                                    30, 1996

3 (i) (2)                        Restated Certificate of        Incorporated by
                                 Incorporation                  reference from
                                                                Registration Statement
                                                                on Form S-1, as
                                                                amended, filed on
                                                                November 10, 1993
                                                                (Registration No.
                                                                33-71518)

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


4                                Rights of Common               Incorporated by
                                 Stockholders                   reference to Article
                                                                FOURTH of the
                                                                Registrant's Restated
                                                                Certificate of
                                                                Incorporation and
                                                                ARTICLE II of the
                                                                Registrant's Restated
                                                                By-Laws.

10.1                             Supplement #1 to               Filed herewith.
                                 Sublease, dated
                                 September 26, 1996
                                 between the Registrant
                                 and FTP Software, Inc.

10.2                             CMG Stock Purchase             Incorporated by
                                 Agreement, dated as of         reference to Exhibit
                                 December 10, 1996 by and       99.1 to the
                                 between the Registrant         Registrant's current
                                 and Microsoft Corporation      report on Form 8-K
                                                                dated January 31, 1997,
                                                                filed on February 14,
                                                                1997.

11                               Statement re computation       Filed herewith.
                                 of per share earnings

27                               Financial data schedule        Filed herewith.

       (b)  Reports on Form 8-K.

          On November 8, 1996, the Company filed a report on Form 8-K dated October 24, 1996 in conjunction with the acquisition of Pacific Direct Marketing Corp., d/b/a Pacific Link, through the Company's wholly-owned subsidiary, SalesLink Corporation.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CMG Information Services, Inc.

                                   By:   /s/ Andrew J. Hajducky III
                                      --------------------------
Date:  March 14, 1997                 Andrew J. Hajducky III, CPA
                                      Chief Financial Officer