Form 10-Q
period 1997-04-30
CMG INFORMATION SERVICES INC
filed 1997-06-16
CIK 914712

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

________________________________________________________________________________

FOR THE QUARTER ENDED APRIL 30, 1997          COMMISSION FILE NUMBER  0-22846



                        CMG INFORMATION SERVICES, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)



          DELAWARE                                     04-2921333
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)



    100 BRICKSTONE SQUARE, FIRST FLOOR                    01810
         ANDOVER, MASSACHUSETTS                        (Zip Code)
 (Address of principal executive offices)


                                (508)  684-3600
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

                           Yes  [X]          No  [_]


 Number of shares outstanding of the issuer's common stock, as of June 7, 1997


COMMON STOCK, PAR VALUE $.01 PER SHARE                 9,642,379
--------------------------------------       ----------------------------
                Class                        Number of shares outstanding

                        CMG INFORMATION SERVICES, INC.
                                   FORM 10-Q

                                     INDEX


                                                                             Page Number
                                                                             -----------
Part I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements


          Consolidated Balance Sheets
          April 30, 1997 and July 31, 1996.....................................   3

          Consolidated Statements of Operations
          Three and nine months ended April 30, 1997 and 1996..................   4

          Consolidated Statements of Cash Flows
          Nine months ended April 30, 1997 and 1996............................  5-6

          Notes to Interim Consolidated Financial Statements...................  7-11


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................. 12-17


Part II.  OTHER INFORMATION....................................................   18


          SIGNATURE............................................................   19


                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

              (in thousands, except share and per share amounts)

                                                                   April 30,   July 31,
                                                                     1997        1996
                                                                   --------    --------
                                   ASSETS
Current assets:
     Cash and cash equivalents                                     $ 61,742   $ 63,387
     Available-for-sale securities                                    7,435     13,069
     Accounts receivable, trade, less allowance for
          doubtful accounts                                          17,842     10,666
     License fees receivable                                          4,589      1,032
     Prepaid expenses and other current assets                        9,915      2,199
     Refundable and deferred income taxes                             2,912        213
                                                                   --------   --------
Total current assets                                                104,435     90,566

Long term license fees receivable                                     1,700        952
Property and equipment, net                                          10,455      8,461
Investments in affiliates                                             4,545      4,073
Cost in excess of net assets of subsidiaries acquired, net of
  accumulated amortization                                           16,747      2,299
Other assets                                                          3,613      3,152
                                                                   --------   --------
                                                                   $141,495   $109,503
                                                                   ========   ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                 $ 12,194  $   --
     Current installments of long term debt                           2,836        245
     Accounts payable                                                 8,559      7,251
     Accrued expenses                                                17,746      6,245
     Deferred revenues                                                7,913      4,620
     Other current liabilities                                          178        196
                                                                   --------   --------
Total current liabilities                                            49,426     18,557

Long term debt, less current installments                            12,377        208
Long term deferred revenues                                           1,500      --
Deferred income taxes                                                 9,241      9,122
Other long term liabilities                                             167        347
Minority interest                                                    23,847     27,277
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value. Authorized 5,000,000
      shares; none issued                                              --        --
     Common stock, $.01 par value. Authorized 40,000,000
       shares; issued and outstanding --- 9,636,997 shares at
       April 30, 1997 and 9,166,747 shares at
       July 31, 1996                                                     96         92
     Additional paid-in capital                                      16,399      9,243
     Net unrealized holding gain                                        792      --
     Retained earnings                                               27,650     44,657
                                                                   --------   --------
Total stockholders' equity                                           44,937     53,992
                                                                   --------   --------
                                                                   $141,495   $109,503
                                                                   ========   ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                    (in thousands, except per share amounts)

         s


                                           Three months ended April 30,    Nine months ended April 30,
                                          ------------------------------  -----------------------------
                                                  1997            1996            1997           1996
                                                --------        -------        --------       --------
Net sales                                       $ 19,010        $ 7,484        $ 48,547       $ 19,424

Operating expenses:
     Cost of sales                                12,523          5,266          31,675         12,686
     Research and development                      6,466          1,751          18,163          3,702
     In-process research and development              --             --           1,312            452
     Selling                                       7,401          2,685          23,221          5,548
     General and administrative                    4,376          2,585          13,190          6,139
                                                --------        -------        --------       --------
     Total operating expenses                     30,766         12,287          87,561         28,527
                                                --------        -------        --------       --------

Operating loss                                   (11,756)        (4,803)        (39,014)        (9,103)

Other income (deductions):
     Gain on sale of available-for-sale
      securities                                      --             --              --         30,049
     Gain on issuance of stock by subsidiary          --         19,575              --         19,575
     Gain on sale of investment in affiliate          --             --           3,616             --
     Gain on sale of subsidiary                       --             --          15,111             --
     Minority interest                               492            517           3,939            817
     Equity in losses of affiliates               (1,924)          (931)         (4,013)        (1,952)
     Interest income, net                            328            474           1,512          1,542
                                                --------        -------        --------       --------
                                                  (1,104)        19,635          20,165         50,031
                                                --------        -------        --------       --------

Income (loss) before income taxes                (12,860)        14,832         (18,849)        40,928
Income tax benefit (expense)                       2,584         (7,418)          1,842        (17,981)
                                                --------        -------        --------       --------
Net income (loss)                               $(10,276)       $ 7,414        $(17,007)      $ 22,947
                                                ========        =======        ========       ========


Primary earnings (loss) per share                 $(1.07)         $0.74          $(1.82)         $2.32
                                                ========        =======        ========       ========


Weighted average shares outstanding                9,622          9,969           9,327          9,907
                                                ========        =======        ========       ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)
                                (in thousands)

                                                            Nine months ended April 30,
                                                            --------------------------
                                                                1997           1996
                                                              --------       --------
Cash flows from operating activities:

   Net income (loss)                                           $(17,007)      $ 22,947
   Adjustments to reconcile net income (loss) to net
       cash used for operating activities:
     Depreciation and amortization                                3,757          1,606
     Deferred income taxes                                         (703)         8,308
     Gain on sale of available-for-sale securities                   --        (30,049)
     Gain on issuance of stock by subsidiary                         --        (19,575)
     Gain on sale of investment in affiliate                     (3,616)            --
     Gain on sale of subsidiary                                 (15,111)            --
     Equity in losses of affiliates                               4,013          1,952
     Minority interest                                           (3,939)          (817)
     In-process research and development                          1,312            452
     Changes in operating assets and liabilities, net of
       effects from acquisitions and divestitures:
       Accounts and license fees receivable                      (7,344)        (5,894)
       Prepaid expenses and other assets                         (7,480)        (1,423)
       Accounts payable and accrued expenses                      9,888          4,493
       Deferred revenues                                          4,907          3,739
       Refundable and accrued income taxes                       (2,523)        13,024
                                                               --------       --------
Net cash used for operating activities                          (33,846)        (1,237)
                                                               --------       --------
Cash flows from investing activities:
   Additions to property and equipment                           (5,233)        (5,959)
   Proceeds from sale or maturities of available-for-
      sale securities                                            11,056         60,154
   Income taxes paid related to sale of available-for-
      sale securities                                                --        (15,416)
   Purchase of available-for-sale securities                         --        (25,526)
   Investments in affiliates and acquisitions of
      subsidiaries                                              (26,282)        (4,000)
   Proceeds from sales of subsidiary and investment
      in affiliate                                               19,018             --
   Other                                                           (832)        (1,661)
                                                               --------       --------
Net cash provided by (used for)investing activities              (2,273)         7,592
                                                               --------       --------

Cash flows from financing activities:
   Proceeds from issuance of notes payable and long
      term debt                                                  28,452            940
   Repayment of notes payable and long-term debt                 (1,000)          (940)
   Net proceeds from issuance of stock by subsidiary                 --         46,021
   Sale of common and treasury stock                              7,723            381
   Purchase of treasury stock                                      (984)            --
   Other                                                            283          1,697
                                                               --------       --------
Net cash provided by financing activities                        34,474         48,099
                                                               --------       --------
Net increase (decrease) in cash and cash equivalents             (1,645)        54,454
Cash and cash equivalents at beginning of period                 63,387          9,423
                                                               --------       --------
Cash and cash equivalents at end of period                     $ 61,742       $ 63,877
                                                               ========       ========

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                  (unaudited)
                                 (in thousands)

                                        Nine months ended April 30,
                                        ---------------------------
                                           1997           1996
                                        -----------  --------------

Supplemental disclosure information:
Cash paid during the period for:

Interest                                      $ 757         $    44
                                              =====         =======
Income taxes                                  $ 799         $12,005
                                              =====         =======

   The accompanying notes are an integral part of the consolidated financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


A.     BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to prevent the information from being misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 1996 which are contained in the Company's Form 10-K. The results for the three and nine month periods ended April 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with current year presentation.


B.     ACQUISITIONS AND INVESTMENTS

During the first quarter of fiscal 1997, the Company, through its limited partnership subsidiary, CMG@Ventures L.P. and its limited liability company subsidiary, CMG @Ventures II LLC, invested a total of $3,250,000 to acquire a 46% minority interest in Parable LLC (Parable), a developer of easy-to-use interactive multimedia software, and a 26% minority interest in Silknet Software, Inc. (Silknet), a provider of Web-based customer service software.
The Company's investments in Parable and Silknet are accounted for on the equity method. The acquisition accounting for the Company's investments in Parable and Silknet resulted in a total of $1,312,000 being identified as in-process research and development, which was expensed during the first quarter because technological feasibility had not been reached at the dates the investments were made.

During fiscal 1997, the Company completed its original commitment of $35 million in capital to its limited partnership subsidiary, CMG @Ventures L.P. and formed a new limited liability company subsidiary, CMG @Ventures II LLC, to continue the Company's model of providing intellectual and financial capital to companies seeking to further the commercialization of the Internet and other interactive media through the development and application of direct marketing products and services. The Company's investment in Silknet in the first quarter of fiscal 1997 was made through CMG @Ventures II LLC. The Company expects to seek outside financing commitments to provide funding for CMG @Ventures II LLC.

On October 24, 1996, the Company's fulfillment services subsidiary, SalesLink, acquired Pacific Link, a company specializing in high technology product and literature fulfillment and turnkey outsourcing. The consideration for the acquisition was $17 million, $8.5 million of which was paid in cash at the date of acquisition, $1 million of which SalesLink paid (along with interest at the annual rate of 7%) in February 1997, and the remaining $7.5 million of which was financed through a seller's note. The seller's note is supported by a bank letter of credit, bears interest at 7% per year and is payable monthly in arrears over a term of 30 months beginning July 31, 1997. The sources of the cash portion of the purchase price were $3 million from corporate funds provided by the Company to SalesLink for the acquisition and $5.5 million from a bank loan. The bank loan provides for the option of interest at the London Interbank Offered Rate (LIBOR) or the higher of 1) the rate announced by First National Bank of Boston as its base rate, or 2) one half percent above the Federal Funds Effective Rate plus, in any case, an applicable margin based on SalesLink's leverage ratio. The bank loan is repayable in quarterly installments beginning January 31, 1998 through July 31, 2001, with the remaining balance to be repaid on October 1, 2001. Additional purchase price of up to $1 million could be paid if certain future performance goals are met.

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
                                                   ===========

In December 1996, the Company's consolidated subsidiary FreeMark Communications, Inc. (FreeMark) ceased all operations of its free email service. The suspension of FreeMark's operations did not have a material adverse impact on the Company's consolidated financial statements. In January 1997, GeoCities successfully completed a $9 million equity financing round in which CMG @Ventures contributed $2,000,000. With this round of financing, CMG @Ventures' ownership in GeoCities decreased from approximately 61% to approximately 41%, and the Company began accounting for its investment in GeoCities under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of GeoCities and FreeMark were consolidated within the operating results of the Company's investment and development segment. Also, during the second quarter of fiscal 1997, Vicinity Corporation (Vicinity) successfully completed a $5 million equity financing round in which CMG @Ventures contributed $1,845,000. With this round of financing, CMG @Ventures' ownership in Vicinity decreased from approximately 47% to approximately 45%.

C.   SALE OF INVESTMENT IN TELE T COMMUNICATIONS

On September 19, 1996, the Company sold its equity interest in TeleT Communications, LLC (TeleT) to Premiere Technologies (Premiere) for $550,000 in cash and 320,833 shares of Premiere stock. The Company, through CMG@Ventures, acquired its equity interest in TeleT for $750,000 during April 1996. As a result of the sale, the Company recognized a pretax gain of $3,616,000, reported net of the 22.5% interest attributed to CMG@Ventures' profit partners, reflected as "Gain on sale of investment in affiliate". Of the shares received, 37,500 are to be held in escrow for a six year period, subject to certain customary conditions, and have been classified in other long term assets with a carrying value of $450,000. The remaining shares are subject to an average one year lock-up period, and have been classified in available-for-sale securities, with a carrying value at the time of acquisition of $4,080,000, net of market value discount to reflect the lock-up period requirement.

D.   SALE OF NETCARTA CORPORATION

On December 9, 1996 Microsoft Corporation ("Microsoft") entered into a definitive agreement to acquire one of the Company's subsidiaries, NetCarta Corp. (NetCarta), for $20,000,000 in cash, subject to certain customary conditions. On January 31, 1997 the sale of NetCarta was finalized, with the Company receiving proceeds of $18,468,000, net of proceeds to former NetCarta employees who exercised employee stock options. As a result of the sale, the Company recognized a pretax gain of $15,111,000, reported net of the 22.5% interest attributed to CMG@Ventures' profit partners, reflected as "Gain on sale of subsidiary". Of the proceeds received, $2,000,000 included in "Cash and cash equivalents" at April 30, 1997, is currently held on the Company's behalf by an outside escrow agent, to secure certain indemnification obligations of the Company and CMG@Ventures related to the sale of NetCarta, and is restricted for this purpose through February 1998.

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

F.  NOTES PAYABLE

Notes payable at April 30, 1997 consisted of $10,000,000 in collateralized corporate borrowings and $2,194,000 line of credit borrowing by the Company's subsidiary, SalesLink Corporation. The Company's $10,000,000 borrowing is collateralized by 784,314 of the Company's common shares of its subsidiary, Lycos, Inc. (Lycos), with interest payable quarterly at a rate of LIBOR plus
1.75 percent, and is payable in full on January 17, 1998. SalesLink's borrowings were made under its $2,500,000 revolving credit note agreement with a bank. The revolving credit note is payable in full on October 1, 1998 and provides for the option of interest at the London Interbank Offered Rate (LIBOR) or the higher of 1) the rate announced by First National Bank of Boston as its base rate, or 2) one half percent above the Federal Funds Effective Rate plus, in any case, an applicable margin based on SalesLink's leverage ratio.

G.  AVAILABLE-FOR-SALE SECURITIES

At April 30, 1997, available-for-sale securities consist of equity and debt securities, carried at fair value. The estimated fair value of these securities consists of $5,422,000 of Premiere Technologies common stock and $2,013,000 of U.S. Government agency obligations which the Company does not intend to hold to
maturity.   An unrealized holding gain of $792,000, based on the change in fair value of the Premiere shares from the date of acquisition to April 30, 1997, is presented in the equity section of the balance sheet, net of income taxes.
Since the estimated fair value, based on quoted market prices, of each investment in U.S. Government agency obligations approximates its carrying value or amortized cost, there are no unrealized holding gains or losses reflected on these securities as of April 30, 1997.

H.  EARNINGS (LOSS) PER SHARE

Net income (loss) per common share is computed based upon the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares, using the treasury stock method, are included in the per share calculations only when the effect of their inclusion would be dilutive. Accordingly, since the Company reported a net loss for the three and nine months ended April 30, 1997, common equivalent shares have not been included in the calculation of weighted average shares outstanding for these periods. Common stock equivalent shares consist of stock options. On February 2, 1996, the Company effected a two-for-one common stock split in the form of a stock dividend. Accordingly, the consolidated financial statements have been retroactively adjusted to reflect this event.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


I.  SEGMENT INFORMATION

The Company's operations are classified in three primary business segments: (i) investment and development, (ii) fulfillment services and (iii) lists and database services. Summarized financial information by business segment is as follows:


                                     Three months ended April 30,    Nine months ended April 30,
                                    ------------------------------  -----------------------------
                                         1997            1996            1997           1996
                                    ---------------  -------------  --------------  -------------
Net sales:
   Investment and development         $  6,015,000    $ 1,579,000    $ 15,454,000    $ 2,621,000
   Fulfillment services                 10,587,000      3,437,000      24,746,000      8,513,000
   Lists and database services           2,408,000      2,468,000       8,347,000      8,290,000
                                      ------------    -----------    ------------    -----------
                                      $ 19,010,000    $ 7,484,000    $ 48,547,000    $19,424,000
                                      ============    ===========    ============    ===========

Operating income (loss):
   Investment and development         $ (9,481,000)   $(4,577,000)   $(34,827,000)   $(9,407,000)
   Fulfillment services                  1,160,000        561,000       3,257,000      1,014,000
   Lists and database services          (3,435,000)      (787,000)     (7,444,000)      (710,000)
                                      ------------    -----------    ------------    -----------
                                      $(11,756,000)   $(4,803,000)   $(39,014,000)   $(9,103,000)
                                      ============    ===========    ============    ===========

J.  COMMITMENTS

In March 1997, Lycos renewed its one year "Premier Provider" agreement (the Agreement) with Netscape Communications Corporation (Netscape) which commenced in May 1997 for an additional one year term, pursuant to which Lycos was designated as one of four "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Lycos is obligated to make minimum payments of $4.7 million under the terms of the Agreement. To the extent that the minimum guaranteed exposures are exceeded, Lycos is obligated to remit additional payments. In addition, during the term of the Agreement, Netscape is required to purchase advertising and services on the Lycos Web Site valued at $1.5 million. The cost of the Agreement will be recognized over its term.

K.  SUBSEQUENT EVENTS

On May 8, 1997, CMG @Ventures II LLC invested $2,000,000 to acquire a 15% minority interest in KOZ, Inc. (KOZ), a provider of an integrated set of Web-based publishing solutions that allow organizations or groups to share information with their members and the community at large. The Company's investment in KOZ will be accounted for on the cost method of accounting.

The Company's subsidiary, Lycos, entered into a joint venture agreement with Bertelsmann Internet Services, GmbH (Bertelsmann) dated as of May 1, 1997, to create Internet navigation centers throughout Eastern and Western Europe. Bertelsmann will provide $5,000,000 in equity capital, and an additional $5,000,000 loan facility to the venture and Lycos will contribute its technology and Internet expertise. Lycos and Bertelsmann will each own a 50% stake in the new venture, named Lycos-Bertelsmann. The venture has commenced operations in Germany, the United Kingdom and France and is expected to establish operations by September in Italy, Belgium, Netherlands, Luxembourg and Spain.

On May 14, 1997, the Company entered into a revolving credit note agreement with a bank. The agreement provides for borrowings up to $10,000,000, matures on May 14, 1998 and provides for the option of interest at 1) LIBOR plus 2.5% or 2) the rate announced by BankBoston as its base rate plus 0.5%.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


K.  SUBSEQUENT EVENTS (CONTINUED)

On May 28, 1997, the Company announced a new venture stock dividend program in connection with the Company's CMG @Ventures Internet investments. Subject to restrictions on transfer, the program envisions distributing up to 10% of the stock held by CMG @Ventures following an initial public offering by any one of the companies in which it holds an investment. The Company may also announce from time to time other stock dividends in connection with its Internet investments. Such dividends are subject to approval of the Company's Board of Directors and subject to holding requirements by regulatory agencies such as the Securities and Exchange Commission. The program may be altered or discontinued at the discretion of the Company. The Company also announced its first dividend under the new program, payable on July 31, 1997, of one share of Lycos common stock for every sixteen shares of the Company's common stock held by stockholders of record on June 5, 1997. The declaration of the distribution of the Lycos stock will result in the recognition of a one time gain in the Company's fourth quarter ended July 31, 1997, and is not expected to reduce the Company's ownership percentage in Lycos below 50% upon distribution.

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

THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THREE MONTHS ENDED APRIL 30, 1996

     Net sales for the quarter ended April 30, 1997 increased $11,526,000, or 154%, to $19,010,000 from $7,484,000 for the quarter ended April 30, 1996. The increase was largely attributable to an increase of $7,150,000 in net sales for the Company's fulfillment services segment, reflecting the acquisition of Pacific Link on October 24, 1996. Additionally, net sales in the Company's investment and development segment increased $4,436,000 primarily reflecting increased sales by the Company's subsidiary, Lycos, Inc. (Lycos). Net sales in the Company's lists and database services segment for the quarter were consistent with the prior year due to competitive pricing pressure. The Company believes that the portfolio companies of the investment and development segment will continue to develop and introduce their products commercially and, therefore, expects to report future revenue growth.

     Cost of sales increased $7,257,000, or 138%, to $12,523,000 in the third quarter of fiscal 1997 from $5,266,000 for the corresponding period in fiscal 1996, comprised mainly of increases of $5,836,000 and $1,237,000 in the fulfillment services and investment and development segments, respectively, resulting from increased sales. In the investment and development segment, cost of sales as a percentage of net sales decreased to 45% in the quarter ended April 30, 1997 from 93% in the prior year's third quarter due to the ability to spread fixed costs, such as facilities and equipment costs, over a larger revenue base. In the fulfillment services segment, cost of sales as a percentage of net sales increased to 76% in the third quarter of fiscal 1997 from 63% in the third quarter of fiscal 1996 due to a change in the mix of services, primarily associated with the acquisition of Pacific Link.

     Research and development expenses increased $4,715,000, or 269%, to $6,466,000 in the quarter ended April 30, 1997 from $1,751,000 in the prior year's third quarter. The increase consists primarily of an increase of $3,224,000 in research and development expenses for the investment and development segment as product development activities continued at all of the Company's consolidated Internet investments. Additionally, research and development expenses increased $1,561,000 in the lists and database services segment due to the continued development of Engage Technologies' (formerly CMG Direct Interactive) data mining, querying, analysis and targeting products and services. The Company anticipates it will continue to devote substantial resources to product development and that these costs may substantially increase in absolute dollar amounts in future periods.

     Selling expenses increased $4,716,000, or 176% to $7,401,000 in the third quarter of fiscal 1997 from $2,685,000 for the third quarter of fiscal 1996. This increase was primarily attributable to a $3,855,000 selling expense increase in the Company's investment and development segment, reflecting the sales and marketing efforts related to several product launches and continued growth of sales and marketing infrastructures. Also during the quarter, Lycos launched a national advertising campaign which contributed to the increased selling expenses in the investment and development segment. Selling expenses in the fulfillment services segment increased by $381,000 in comparison with the third quarter of fiscal 1996 due to the acquisition of Pacific Link, and selling expenses in the lists and database services segment increased by $480,000 versus last year's third quarter due to product launch expenses and the continued building of sales and marketing infrastructure for Engage Technologies. Selling expenses increased as a percentage of net sales to 39% in the third quarter of fiscal 1997 from 36% for the corresponding period in fiscal 1996. The Company anticipates that its subsidiaries will continue to introduce new products and expand sales and, therefore, expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that these costs may substantially increase in absolute dollar amounts in future periods.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


     General and administrative expenses increased $1,791,000, or 69%, to $4,376,000 in the quarter ended April 30, 1997 from $2,585,000 for the quarter ended April 30, 1996. The investment and development segment and lists and database services segment experienced increases of $1,024,000 and $363,000, respectively, due to the addition of management personnel and infrastructure in several of the Company's Internet investments and Engage Technologies. General and administrative expenses in the fulfillment services segment increased by $404,000 in comparison with the third quarter of fiscal 1996 due to the acquisition of Pacific Link, including approximately $267,000 of goodwill amortization charges for the quarter. General and administrative expenses decreased as a percentage of net sales to 23% in the third quarter of fiscal 1997 from 35% in the third quarter of fiscal 1996. The Company anticipates that its general and administrative expenses will continue to increase significantly in absolute dollar amounts as the Company's subsidiaries, particularly in the investment and development segment, continue to expand their administrative staffs and infrastructures.

     Gain on issuance of stock by subsidiary in fiscal 1996 represented the Company's $19,575,000 gain recorded as a result of the sale of stock by Lycos in an initial public offering in April 1996. Interest income, net, decreased $146,000 compared with the third quarter of fiscal 1996, primarily due to lower average corporate cash balances in the third quarter of fiscal 1997 compared to prior year, combined with $280,000 interest expense related to borrowings incurred to finance the Company's acquisition of Pacific Link and $180,000 interest expense related to the Company's $10,000,000 collateralized corporate note payable which was issued in January 1997. These decreases were partially offset by income earned by Lycos from the investment of the proceeds of their initial public offering which occurred in April 1996.

     Equity in losses of affiliates resulted from the Company's minority ownership in certain investments which are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. The results for the quarter ended April 30, 1996 reflect five investments: FreeMark Communications (FreeMark), Ikonic Interactive, Inc. (Ikonic), GeoCities, Vicinity Corporation (Vicinity) and TeleT Communications LLC (TeleT). During the fourth quarter of fiscal 1996, the Company increased its ownership in FreeMark above 50% and, accordingly, began including their operating results in the Company's consolidated operating results. FreeMark was consolidated through December 1996, when it suspended operations. The Company sold its equity interest in TeleT to Premiere Technologies, Inc. (Premiere) in September 1996. Equity in losses of affiliates for the quarter ended April 30, 1997 include the results from the Company's minority ownership in Ikonic, Vicinity, GeoCities, Parable LLC (Parable) and Silknet Software, Inc. (Silknet). The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

     Minority interest decreased to $492,000 in the third quarter of fiscal 1997 from $517,000 in the corresponding period of fiscal 1996 reflecting minority interest in net losses of consolidated subsidiaries within the Company's investment and development segment.

     Income tax benefit in the quarter ended April 30, 1997 was $2,584,000.
The Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings, excluding taxes provided for significant, unusual or extraordinary items that will be reported separately.
In determining the Company's effective rate for fiscal 1997, equity in losses of affiliates, gain on sale of subsidiary, and gain on sale of investment in affiliate were excluded.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


NINE MONTHS ENDED APRIL 30, 1997 COMPARED TO NINE MONTHS ENDED APRIL 30, 1996

     Net sales increased $29,123,000, or 150%, to $48,547,000 for the nine months ended April 30, 1997 from $19,424,000 for the corresponding period in fiscal 1996. The increase was largely attributable to increases of $16,233,000 and $12,833,000 in net sales for the Company's fulfillment services and investment and development segments, respectively. The fulfillment services increase reflects the acquisition of Pacific Link on October 24, 1996 and the addition of several new SalesLink accounts closed in the second half of fiscal year 1996. The increase in net sales for the Company's investment and development segment primarily reflects increased sales by the Company's subsidiary, Lycos. The Company believes that the portfolio companies of the investment and development segment will continue to develop and introduce their products commercially and, therefore, expects to report future revenue growth.

     Cost of sales increased $18,989,000, or 150%, to $31,675,000 for the nine months ended April 30, 1997 from $12,686,000 for the corresponding period in fiscal 1996, primarily comprised of increases of $12,237,000 and $6,399,000 related to the fulfillment services and investment and development segments, respectively, resulting from higher sales. In the investment and development segment, cost of sales as a percentage of net sales decreased to 55% in the nine months ended April 30, 1997 from 82% in the nine months ended April 30, 1996 due to the ability to spread fixed costs, such as facilities and equipment costs, over a larger revenue base. In the fulfillment services segment, cost of sales as a percentage of net sales increased to 72% in the first nine months of fiscal 1997 from 66% in the first nine months of fiscal 1996 due to the mix of services associated with the acquisition of Pacific Link at the end of the first quarter of fiscal 1997.

     Research and development expenses increased $14,461,000, or 391%, to $18,163,000 in the first nine months of fiscal 1997 from $3,702,000 for the first nine months of fiscal 1996. The increase consists primarily of an increase of $10,335,000 in research and development expenses for the investment and development segment as product development activities continued at all of the Company's consolidated Internet investments. Also, research and development expenses increased $4,218,000 in the lists and database services segment reflecting the continued development of Engage Technologies' data mining, querying, analysis and targeting products and services. In addition, the Company recorded $1,312,000 of in-process research and development expenses related to investments in Parable and Silknet during the first nine months of fiscal 1997, compared with $452,000 of in-process research and development expenses incurred by Lycos in the first nine months of fiscal 1996, related to the acquisition of Point Communications Corp. The Company anticipates it will continue to devote substantial resources to product development and that these costs may substantially increase in absolute dollar amounts in future periods.

     Selling expenses increased $17,673,000, or 319% to $23,221,000 for the nine months ended April 30, 1997 from $5,548,000 for the corresponding period in fiscal 1996. This increase was primarily attributable to a $15,706,000 selling expense increase in the Company's investment and development segment, reflecting the sales and marketing efforts related to several product launches and continued growth of sales and marketing infrastructures. Also during the first nine months of fiscal 1997, Lycos launched a national advertising campaign which contributed to the increased selling expenses in the investment and development segment. Selling expenses in the fulfillment services segment increased by $894,000 in comparison with the first nine months of fiscal 1996 due to the acquisition of Pacific Link. Selling expenses in the lists and database services segment increased by $1,073,000 versus the first nine months of last year due to product launch expenses and the continued building of sales and marketing infrastructure for Engage Technologies. Selling expenses increased as a percentage of net sales to 48% in the nine months ended April 30, 1997 from 29% for the corresponding period in fiscal 1996. The Company anticipates that its subsidiaries will continue to introduce new products and expand sales and, therefore, expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that these costs may substantially increase in absolute dollar amounts in future periods.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


     General and administrative expenses increased $7,051,000, or 115%, to $13,190,000 for the first nine months of fiscal 1997 from $6,139,000 for the corresponding period in fiscal 1996. The investment and development segment and lists and database services segment experienced increases of $4,953,000 and $1,147,000, respectively, due to the addition of management personnel and infrastructure in several of the Company's Internet investments and Engage Technologies. General and administrative expenses in the fulfillment services segment increased by $951,000 in comparison with the first nine months of fiscal 1996 due to the acquisition of Pacific Link, including approximately $534,000 of goodwill amortization charges. General and administrative expenses decreased as a percentage of net sales to 27% in the nine months ended April 30, 1997 from 32% for the corresponding period in fiscal 1996. The Company anticipates that its general and administrative expenses will continue to increase in absolute dollar amounts as the Company's subsidiaries, particularly in the investment and development segment, continue to expand their administrative staffs and infrastructures.

     Gain on sale of subsidiary in fiscal 1997 reflects the Company's pretax gain of $15,111,000 on the sale of NetCarta Corporation on January 31, 1997. Gain on sale of investment in affiliate in fiscal 1997 resulted when the Company sold its equity interest in TeleT to Premiere in exchange for $550,000 and 320,833 shares of Premiere stock in September 1996. Gain on sale of available-for-sale securities in fiscal 1996 occurred when the Company sold its remaining 1,020,000 shares of America Online common stock, realizing a gain of $30,049,000 in October 1995. Gain on issuance of stock by subsidiary in fiscal 1996 represented the Company's $19,575,000 gain recorded as a result of the sale of stock by Lycos in an initial public offering in April 1996.

     Interest income, net, decreased $30,000 compared with the first nine months of fiscal 1996, reflecting increases in both interest income and interest expense. Interest expense increased primarily due to $555,000 interest expense related to borrowings incurred to finance the Company's acquisition of Pacific Link and $210,000 interest expense related to the Company's $10,000,000 collateralized corporate note payable which was issued in January 1997.
Interest income increased compared with the first nine months of fiscal year 1996, reflecting income earned by Lycos from the investment of the proceeds of their initial public offering which occurred in April 1996, partially offset by the impact of lower corporate cash balances in the first nine months of fiscal 1997.

     Equity in losses of affiliates resulted from the Company's minority ownership in certain investments which are accounted for under the equity method. Under the equity method of accounting the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. The results for the nine months ended April 30, 1996 reflect five investments: FreeMark, Ikonic, GeoCities, Vicinity and TeleT. During the fourth quarter of fiscal 1996, the Company increased its ownership in FreeMark and GeoCities above 50% and, accordingly, began including their operating results in the Company's consolidated operating results. FreeMark was consolidated through December 1996 when it suspended operations. Equity in losses of affiliates for the nine months ended April 30, 1997 include the results from the Company's minority ownership in Ikonic, Vicinity, Parable, Silknet and TeleT (through the date of the sale of TeleT in September 1996). Also, in January 1997 GeoCities successfully completed a $9 million equity financing round in which CMG @Ventures contributed $2 million. With this round of financing, CMG @Ventures' ownership in GeoCities decreased from approximately 61% to approximately 41%, and the Company began accounting for its investment in GeoCities under the equity method of accounting, rather than the consolidation method, and accordingly began including the results of its ownership in GeoCities in equity in losses of affiliates. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

     Minority interest increased to $3,939,000 in the first nine months of fiscal 1997 from $817,000 in the corresponding period of fiscal 1996 reflecting minority interest in net losses of consolidated subsidiaries within the Company's investment and development segment.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


     Income tax benefit in the first nine months of fiscal 1997 was $1,842,000. The Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings, excluding taxes provided for significant, unusual or extraordinary items that will be reported separately. In determining the Company's effective rate for fiscal 1997, equity in losses of affiliates, gain on sale of subsidiary, and gain on sale of investment in affiliate were excluded.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital at April 30, 1997 decreased to $55.0 million compared to $72.0 million at July 31, 1996. The Company's principal uses of capital during the first nine months of fiscal 1997 were for funding of start-up activities in the Company's investment and development segment, the acquisition of Pacific Link, investments in Parable, Silknet, Vicinity and GeoCities, purchases of property and equipment, and purchases of treasury stock. The Company's principal sources of capital during the first nine months of fiscal 1997 were from short and long term borrowings, sale of NetCarta and sale of common stock. The Company intends to continue to fund existing and future Internet and interactive media investment and development efforts.

     The Company's acquisition of Pacific Link in the first quarter of fiscal 1997 was financed through $3 million from corporate funds, a $5.5 million, 5 year bank loan, a $7.5 million, 3 year seller's note, and a $1 million seller's note which was paid in February 1997. The Company received net cash proceeds of $18,468,000 from the sale of NetCarta, of which $2,000,000 included in "Cash and cash equivalents" at April 30, 1997, is currently held on the Company's behalf by an outside escrow agent, to secure certain indemnification obligations of the Company and CMG@Ventures related to the sale of NetCarta, and is restricted for this purpose through February 1998. Additionally, the Company received proceeds of $550,000 in cash and 320,833 shares of Premiere Technologies common stock from the sale of its investment in TeleT during the first quarter of fiscal 1997.

     During the first quarter of fiscal 1997, the Company's Board of Directors authorized the Company to buy back up to 500,000 shares of its common stock. During the first and second quarters of fiscal 1997, 100,000 shares were repurchased at an average cost of $9.84 per share, for a total of $984,000. On January 31, 1997, the Company sold 470,477 shares of its common stock (the "CMG Shares"), including the 100,000 treasury shares acquired in fiscal 1997, to Microsoft Corporation ("Microsoft") at a price of $14.50 per share. The shares sold to Microsoft represented 4.9% of CMG's total outstanding shares of common stock following the sale, with proceeds to CMG totaling $6,822,000.

     During the first quarter of fiscal 1997, the Company, through its limited partnership subsidiary, CMG@Ventures L.P. and its limited liability company subsidiary, CMG @Ventures II LLC, invested a total of $3,250,000 to acquire a 46% minority interest in Parable, a developer of easy-to-use interactive multimedia software, and a 26% minority interest in Silknet, a provider of Web-based customer service software. In December 1996, the Company's consolidated subsidiary, FreeMark, suspended all operations of its free email service. In January 1997, GeoCities successfully completed a $9 million equity financing round in which CMG @Ventures L.P. contributed $2,000,000. With this round of financing, CMG @Ventures L.P.'s ownership in GeoCities decreased from approximately 61% to approximately 41%, and the Company began accounting for its investment in GeoCities under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of GeoCities and FreeMark were consolidated within the operating results of the Company's investment and development segment. Also during the second quarter of fiscal year 1997, Vicinity successfully completed a $5 million equity financing round in which CMG @Ventures L.P. contributed $1,845,000. With this round of financing, CMG @Ventures L.P.'s ownership in Vicinity decreased from approximately 47% to approximately 45%.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


     The Company's investments in Parable, Vicinity and GeoCities during the first nine months of fiscal 1997 (as well as its previous investments in Lycos, NetCarta, FreeMark, Blaxxun (formerly Black Sun), GeoCities, Ikonic, TeleT and Vicinity) were made through its majority-owned limited partnership, CMG@Ventures L.P. The Company owns 100% of the capital interest and has all voting rights, and is entitled to 77.5% of the net capital gains, as defined, of these investments. The remaining 22.5% interest in the net capital gains on these investments are attributed to profit partners, including the President and Chief Executive Officer and the Chief Financial Officer of the Company. The Company is responsible for all operating expenses of CMG@Ventures L.P.

     During fiscal 1997, the Company completed its original commitment of $35 million in capital to its limited partnership subsidiary, CMG @Ventures L.P., and formed a new limited liability company subisidiary, CMG @Ventures II LLC, to continue the Company's model of providing intellectual and financial capital to companies seeking to further the commercialization of the Internet and other interactive media through the development and application of direct marketing products and services. The Company's investment in Silknet in the first quarter of fiscal 1997 was made through CMG @Ventures II LLC. On May 8, 1997, CMG @Ventures II LLC invested $2,000,000 to acquire a 15% minority interest in KOZ, Inc., a provider of an integrated set of Web-based publishing solutions that allow organizations or groups to share information with their members and the community at large.

     The Company's subsidiary, Lycos, entered into a joint venture agreement with Bertelsmann Internet Services, GmbH (Bertelsmann) dated as of May 1, 1997, to create Internet navigation centers throughout Eastern and Western Europe. Bertelsmann will provide $5,000,000 in equity capital, and an additional $5,000,000 loan facility to the venture and Lycos will contribute its technology and Internet expertise. Lycos and Bertelsmann will each own a 50% stake in the new venture, named Lycos-Bertelsmann. The venture has commenced operations in Germany, the United Kingdom and France and is expected to establish operations by September in Italy, Belgium, Netherlands, Luxembourg and Spain.

     On May 14, 1997, the Company entered into a revolving credit note agreement with a bank allowing for borrowings up to $10 million. On May 28, 1997, the Company announced a new venture dividend program in connection with the Company's CMG@Ventures Internet investments. Subject to restrictions on transfer, the program envisions distributing up to 10% of the stock held by CMG @Ventures following an initial public offering by any one of the companies in which it holds an investment. The Company may also announce from time to time other stock dividends in connection with its Internet investments. Such dividends are subject to approval of the Company's Board of Directors and subject to holding requirements by regulatory agencies such as the Securities and Exchange Commission. The program may be altered or discontinued at the discretion of the Company. The Company also announced its first dividend under the new program, payable on July 31, 1997, of one share of Lycos, Inc. common stock for every sixteen shares of the Company's common stock held by stockholders of record on June 5, 1997. The distribution of the Lycos stock is not expected to reduce the Company's ownership percentage in Lycos below 50%.

     The Company believes that existing working capital and available borrowings under revolving credit note agreements will be sufficient to fund its operations, investments and capital expenditures for the foreseeable future. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through public or private offerings of the Company's or its subsidiaries' stock, or through debt financings. Further, the Company continues to see a strong flow of strategic opportunities that fit within its investment and development business model and expects to seek to secure additional financing commitments from third parties for CMG @Ventures II LLC in the near future.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES

                          PART II:  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         On January 31, 1997, the Company sold 470,477 shares of its common stock to Microsoft Corporation at a price of $14.50 per share, representing 4.9% CMG's total outstanding shares of common stock following the sale, with proceeds to CMG totaling $6,822,000. The shares sold to Microsoft were sold in a private placement in reliance upon the exemption provided by section 4 (2) of the Securities Act of 1933.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

       (A)      Exhibits

                The following exhibits are filed herewith or incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:


EXHIBIT NO.                            TITLE                                                METHOD OF FILING
----------                             -----                                                ----------------
3 (i) (1)          Amendment to the Restated Certificate of Incorporation          Incorporated by reference to Exhibit 3
                                                                                   (i) (1) to the Registrant's quarterly
                                                                                   report on Form 10-Q for the quarter ended
                                                                                   April 30, 1996

3 (i) (2)          Restated Certificate of Incorporation                           Incorporated by reference from Registration
                                                                                   Statement on Form S-1, as amended, filed on
                                                                                   November 10, 1993 (Registration No. 33-71518)

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


10.1               CMG @Ventures, Inc. Deferred Compensation Plan                  Filed herewith.

11                 Statement re computation of per share earnings                  Filed herewith.

27                 Financial data schedule                                         Filed herewith.

       (B)      Reports on Form 8-K.

                On February 14, 1997, the Company filed a report on Form 8-K dated January 31, 1997 in conjunction with the sale by the Company of 470,477 shares of its common stock to Microsoft Corporation.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CMG Information Services, Inc.

                                    By:   /s/ Andrew J. Hajducky III
                                          _______________________________
Date:  June 12, 1997                      Andrew J. Hajducky III, CPA
                                          Chief Financial Officer