Form 10-K
period 1997-07-31
CMG INFORMATION SERVICES INC
filed 1997-10-29
CIK 914712

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Fiscal Year Ended July 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Transition Period From                   to
                               -----------------    ----------------

                            Commission File 0-22846


                        CMG Information Services, Inc.
            (Exact name of registrant as specified in its charter)

                Delaware                                04-2921333
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

                  100                                     01810
Brickstone Square Andover, Massachusetts               (Zip Code)
(Address of principal executive offices)

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

                              Yes  X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was $175,099,287 as of October 20, 1997. The Registrant does not have any outstanding non-voting equity.

On October 20, 1997, the Registrant had outstanding 9,716,508 shares of voting Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Report. Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS
                            FORM 10-K ANNUAL REPORT
                        FISCAL YEAR ENDED JULY 31, 1997
                        CMG INFORMATION SERVICES, INC.

                                     PART I

ITEM                                                                PAGE
------                                                              ----
1. Business
          General..............................................       2
           Direct Marketing Industry...........................       3
           The Internet and World Wide Web.....................       3
           Interactive Marketing Industry......................       4
           Products and Services...............................       4
           Business Strategy...................................      10
           Sales and Marketing.................................      11
           Competition.........................................      12
           Research and Development............................      12
           Intellectual Property and Proprietary Rights........      12
           Employees...........................................      13
           Segment Information.................................      13
           Significant Customers...............................      13
2.  Properties.................................................      13
3.  Legal Proceedings..........................................      14
4.  Submission of Matters to Vote of Security Holders..........      14

                                     PART II

5.  Market for Registrant's Common Equity and Related
     Stockholders Matters......................................      14
6.  Selected Consolidated Financial Data.......................      14
7.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.................................      14
8.  Financial Statements and Supplementary Data................      14
9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure.......................      15

                                    PART III
10. Directors and Executive Officers of the Registrant.........      15
11. Executive Compensation.....................................      15
12. Security Ownership of Certain Beneficial Owners and
     Management................................................      15
13. Certain Relationships and Related Transactions.............      15

                                    PART IV

14. Exhibits, Financial Statement Schedules and
     Reports on Form 8-K.......................................      15

This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors that May Affect Future Results" section of Item 7 of this Report. Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.

                                     PART I

ITEM 1. - BUSINESS

GENERAL

    CMG Information Services, Inc. and its subsidiaries ("CMG" or the "Company") is a direct marketing service provider that invests in, develops and integrates advanced, Internet, interactive, and database management technologies. CMG offers its clients a wide variety of direct marketing opportunities to choose from, including: Internet and interactive media direct marketing software technologies, product and literature fulfillment and turnkey outsourcing, sales lead/ inquiry management, business-to-business telemarketing services, highly segmented and accurate mailing lists, database management, design and development capabilities, consultative list management and brokerage services. The Company is advancing products and services that will both create and profit from direct marketing opportunities on the Internet.

    Direct marketing is the use of electronic interactive media, mail order, telemarketing, and other methods of direct contact of targeted customers and prospects to promote products and services. Direct marketing, unlike other forms of advertising which are disseminated to a broad audience through print and broadcast media, enables businesses to reallocate marketing and advertising dollars to more effective forms of advertising sent directly to a defined set of consumers. This defined set is identified through analysis and segmentation of large amounts of data on past customers and future prospects. From this information, specific targeted marketing strategies and personalized communications can be generated which focus on those customers and prospects who, according to their buying habits and customer profile, are most likely to respond.

    CMG's emergence into the direct marketing products and services arena is being driven by the distinctive yet synergistic competencies of its operating businesses.

    CMG's three wholly owned start-up Internet companies, ADSmart Corporation (ADSmart), InfoMation Publishing Corporation (InfoMation) and Planet Direct Corporation (Planet Direct) are being developed to benefit from direct marketing opportunities on the Internet by providing advertising services, personal electronic newspapers and comprehensive Internet service content offerings.

    The focus of CMG@Ventures, L.P. (which is being reorganized into CMG@Ventures I LLC), CMG@Ventures, Inc. and CMG @Ventures II, LLC, (collectively CMG@Ventures) is on strategic investment and development opportunities. Their mission is to assist the commercialization of electronic content, products and services via the Internet and interactive media. Drawing upon significant investment resources, strong technical talent, and a management team steeped in the Internet, CMG@Ventures currently holds thirteen strategic investments. In addition, CMG recently formed NaviSite Internet Services Corporation (NaviSite) to provide Web hosting and Internet server management.

    As of July 31, 1997, CMG@Ventures had investments in three consolidated subsidiaries: 53% owned Lycos, Inc. (Lycos), 92% owned Blaxxun Interactive, Inc. (Blaxxun, formerly Black Sun Interactive, Inc.), and 53% owned Vicinity Corporation (Vicinity). At July 31, 1997, CMG@Ventures also had minority ownership positions in eight affiliates: 46% owned Parable, LLC (Parable), 41% owned GeoCities, 37% owned Ikonic, Inc. (Ikonic), 31% owned Reel.com, LLC, 23% owned Silknet Software, Inc. (Silknet), 15% owned KOZ, Inc., 15% owned Sage Enterprises, and 9% owned Softway Systems, Inc. Subsequent to July 31, 1997 CMG @Ventures acquired an additional minority ownership position in Speech Machines plc. The Company is entitled to 77.5% of the net capital gains of CMG@Ventures, L.P., and 80% of the net capital gains of CMG@Ventures II, LLC, and the remaining 22.5% and 20% of the net capital gains, respectively, are attributable to CMG@Ventures partners. Most of CMG@Ventures' investments are early stage companies and there can be no assurance that their products or services will be commercially successful.

    CMG's subsidiary, SalesLink Corporation (SalesLink), along with its newly acquired subsidiary, Pacific Direct Marketing Corporation (Pacific Link), provides product and literature fulfillment and turnkey outsourcing, inventory management, data warehouse management, sales lead/inquiry management, closed-loop telemarketing, print-on-demand, and customized software solutions for client's marketing or manufacturing programs, and Web fulfillment, primarily to high-tech, financial-services, and health-care markets.

    CMG's subsidiary, CMG Direct Corporation (CMG Direct) provides educational and business-to-business publishers with comprehensive, highly segmented, and accurate lists for direct marketing to millions of customers nationwide. CMG Direct's services help publishers develop and implement effective direct marketing programs using both conventional and on-line media. CMG believes that its databases of university faculty and information-buyers make it a leading supplier of mailing lists and related services to educational and professional publishers. The Company's twenty years of experience supplying lists to the direct marketing industry, together with its expertise in the use of computer technology to develop, segment, enhance, maintain and market customer and prospect list databases, permit the Company to offer its publisher clients a full range of list services.

    CMG's subsidiary, Engage Technologies, Inc. (Engage, formerly CMG Direct Interactive Inc.) is at the forefront of leveraging its expertise in direct marketing, database design/development and project management to invest in the creation of new database management products and a suite of product and service offerings that will enable sophisticated direct interactive marketing environments. These new products will enable Engage to take advantage of the demand for data management services created from the Internet and interactive media, while continuing to grow and invest in its computer list services, including list order fulfillment, merge/purge and other direct mail cost saving services.

   The Company has adopted a strategy of seeking opportunities to realize significant gains through the selective sale of investments or having separate subsidiaries or affiliates sell minority interests to outside investors. The Company believes that this strategy provides the ability to significantly increase shareholder value as well as provide capital to support the growth in the Company's subsidiaries and investments. Additionally, in fiscal year 1998, the Company plans to continue to develop and refine the products and services of its businesses, with the goal of significantly increasing revenue as new products are commercially introduced, and will continue to pursue a strong pace of investing in new Internet opportunities.

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

    The rapid deployment of the World Wide Web (the Web) has introduced fundamental and structural changes in the way information can be produced, distributed and consumed, lowering the cost of publishing information and extending its potential reach. Companies from many industries are publishing product and company information or advertising materials, collecting customer feedback and demographic information interactively, and offering their products for sale on the Web. The structure of Web documents allows an organization to publish significant quantities of product information while simultaneously allowing each user to view selectively only those elements of the information which are of particular interest. This feature makes possible the dynamic tailoring of information delivery to each user's interests in a cost effective and timely fashion. The Web, by facilitating the publishing and exchange of information, is dramatically increasing the amount of information available to users.

INTERACTIVE MARKETING INDUSTRY

    Direct marketing is undergoing rapid, fundamental change, as customers' needs evolve and technology advances. Marketing channels and media outlets are expanding in number and diversifying in scope, and powerful database technologies are able to target both broad markets and individual customers with ever-greater precision.

    The emergence of the Internet into homes and offices has provided direct marketers with a powerful new distribution mechanism -interactive media. Interactive marketing is a subset of direct marketing. It differentiates itself from traditional direct marketing channels in that the consumer has flexibility and control over what is being presented, when they view the products or services and which types of products or services they are viewing.

    In contrast to conventional media, the Internet offers capabilities to target advertising to specific audiences, to measure the popularity of content, to reach worldwide audiences cost-effectively and to create innovative and interactive advertisements. By collecting customer feedback and demographic information, advertisers can direct highly customized marketing campaigns at defined targets. In addition, the Internet enables advertisers to transact with prospective customers much more rapidly than with conventional media.

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

PRODUCTS AND SERVICES

Internet Investments

Lycos, Inc.

    Lycos, CMG's publicly traded subsidiary, is a free, global Internet navigation and community network dedicated to helping on-line users locate, retrieve and manage information tailored to their individual interests by providing easy-to-use information tools. Lycos' comprehensive suite of products and services enable users of the Internet to quickly, easily and accurately identify, select and access the resources and information of interest to them. Since its inception in June 1995, Lycos has rapidly expanded into a global Internet resource with over 120 employees operating a service used daily by millions of people throughout the world.

    In connection with its incorporation in June 1995, Lycos entered into a license agreement pursuant to which Carnegie Mellon University granted to Lycos a perpetual, worldwide right to use and sub-license the Lycos search and indexing technology and other intellectual property. Lycos features this technology as the cornerstone of a suite of products that has transformed the Lycos website into one of the Internet's premier destinations. Lycos, "Your Personal Internet Guide", provides a variety of visually appealing products and services free of charge to users, including: Web Search, Web Guides, Top 5% Sites, Pictures & Sounds Search, Classifieds, Companies On-line, PeopleFind, RoadMaps, News, StockFind, Chat, Email, CityGuides, Yellow Pages and Personal Guide.

    Lycos generates revenues primarily through three activities: (1) selling advertisements and sponsorships on its services, (2) licensing its products and technology to businesses to enhance their products and services on the Internet and (3) leveraging Lycos' high volume of traffic into a electronic commerce platform on which advertisers and on-line merchants reach their targeted audiences. During fiscal 1997, advertising revenues represented approximately 78% of Lycos' total revenues. Advertising revenue is primarily generated by placing advertisements on any of the Web pages that are displayed on Lycos' multiple product offerings. Lycos' websites have become a widely accepted advertising medium for the world's most prominent companies, including such brands as: Disney, Dun & Bradstreet, Hilton, IBM, JC Penny and Visa.

    For fiscal 1997, revenues from licensing arrangements represented 22% of Lycos' total revenues. In most licensing arrangements, Lycos receives a license fee, maintenance fees for product updates and, where applicable, a share of the advertising revenues, subscription fees or product sales received by licensees. Lycos' license agreements generally have terms of one to three years and Lycos often co-brands its products with the products offered by the partner in order to preserve and enhance Lycos brand recognition. Lycos has licensed its technology and brand to numerous of partners including: Bertelsmann, Compuserve, GTE, Microsoft, Prodigy, and Viacom.

    Lycos also believes electronic commerce to be a natural extension of Lycos' search and navigation services. Through electronic commerce, Lycos partners with both on-line and offline merchants to integrate their products into the Lycos service, making them available for sale to Lycos' users. In its electronic commerce arrangements, Lycos generally receives a fixed fee and a share of the proceeds from on-line sales. One of Lycos' most significant electronic commerce partnership to date is with BarnesandNoble.com, Inc. The partnership is a three-year agreement to integrate content and technology extensively throughout the companies respective Web sites. Lycos offers BarnesandNoble.com visibility among millions of users worldwide and provides fast and intuitive access to BarnesandNoble.com's comprehensive on-line ordering capabilities.

    A global Internet leader, Lycos provides localized versions of its search and navigation service to countries throughout the world including: Germany, France, UK, Switzerland, Sweden, Spain, Netherlands, Italy and Belgium. Lycos' strategy with respect to international expansion is to partner with powerful local companies whose content, distribution and local presence can be leveraged with Lycos' technology and brand to create formidable strategic alliances. For example, in May 1997, Lycos entering into a joint venture agreement with Bertelsmann Internet Services to create localized versions of the Lycos search and navigation service throughout Europe. The new company, named Lycos-Bertelsmann, is owned 50% by Lycos and 50% by Bertelsmann and is scheduled develop local Internet navigation centers serving a total of 37 Eastern and Western European countries. Bertelsmann Internet Services, a subsidiary of Bertelsmann AG (the world's third-largest media company), has committed to provide $10M in start-up capital, infrastructure and employees for the venture while Lycos will provide the core technology and strong brand name.


Planet Direct

    Planet Direct is a personal Web service that features a new approach to providing mainstream consumers with content that is both useful and personally relevant.

    Planet Direct provides a localized experience for more than 350 cities across the country, seamlessly integrating brand-name content, enhanced links to popular content sites, and other services. This content gives affiliated Internet Service Providers (ISPs) the resources needed to compete successfully with vertically oriented commercial online services.

    Planet Direct's personal Web service is free to ISPs and their subscribers, and is also directly accessible from the Web without disks or downloads. Planet Direct seeks to generate revenues through advertising and commerce. Its advertisers currently include American Express, Black and Decker, and Ziff Davis, and revenues are shared with ISP partners.

    The content provided by Planet Direct is presented intuitively, allowing quick access to personal interests, and offering the functionality consumers have come to expect of an online service. Featured materials include news, sports, and entertainment information, chat and discussion, national yellow and white pages, mapping and driving directions, and local and national weather forecasts. Planet Direct has also provided several ways to express opinions, inviting users to post and share ideas such as restaurant and theater reviews and other commentaries.

    In fiscal year 1997, Planet Direct launched its service to the mainstream consumer audience, backed by a print advertising campaign in USA Today. Planet Direct has registered more than 100,000 members, and now exceeds a million hits per day to its personal Web service. In fiscal year 1997, Planet Direct also established strategic content relationships with ZDNet, Paramount/Viacom, CitySearch and The Mining Company.

ADSmart

    Web publishers are seeking to develop the means to sell, schedule, serve and track the highly targeted advertising that is so critical to their profitability. Advertising agencies are looking for information and results to understand and measure the role web advertising should play in meeting their clients' marketing goals. ADSmart seeks to bridge the gap by drawing on the combined targeting and tracking resources of CMG's core direct marketing business and the Web advertising expertise of CMG portfolio companies. Using its proprietary Ad Network Enabling software, ADSmart has automated the process of matching audience characteristics required by a given advertising campaign with specific articles or sections in Internet sites that belong to the ADSmart.net Internet advertising network. Advertising images are delivered automatically to the viewer's Internet browser, and post-delivery reporting and billing processes are also carried out automatically.

    When launched on January 27, 1997, ADSmart.net consisted of 8 sites, and has grown to 75 sites at the end of fiscal year 1997. This translates into advertisers being able to use our member sites to reach upwards of 2.7 million unique Internet viewers per month, or 7 percent of all users of the Internet, up from 1 percent in January. Premier sites in ADSmart.net include Planet Direct and Vicinity Corporation's MapBlast.

    ADSmart has opened ad sales offices in New York and San Francisco, and is planning to open a Chicago office early in fiscal year 1998. To address the international market, ADSmart expects to seek to work with strategic partners to apply its technologies and specialized processes.

NaviSite

    NaviSite provides hosting and Internet server management to companies that depend on the Internet as a critical business tool.

    In order to save money and to get better performance, security, and availability, companies are outsourcing the management of a significant number of the servers on the Internet. NaviSite's customers depend on some of the most complex and demanding of these "server farms." NaviSite strives for maximum availability, including redundant network access, backup power, and advanced monitoring tools. NaviSite believes its network architecture and technical methodology result in superior performance of the systems.

    NaviSite's services include systems planning, deployment, operations, and support. In addition, the company provides high-performance Internet access bandwidth. NaviSite monitors and supports the network and its customers' servers around the clock, and provides detailed reports to its customers regarding performance, availability, and activity related to their Web sites. NaviSite seeks to generate revenues primarily from monthly per-server management fees, installation fees, and bandwidth usage charges.

    In May, 1997, NaviSite completed a new, 6,000-square-foot Internet server management center in Andover, Massachusetts, and in September 1997 completed a second Internet server management center in Scotts Valley, California. NaviSite began its efforts by deploying servers for CMG affiliate companies, and officially launched the company, including a public news release, August, 1997.

InfoMation

    InfoMation Publishing Corporation seeks to solve the problem of information overload for companies, their employees, and their partners by building best-of-breed knowledge management applications.

    Companies suffering from information overload risk losing customers, competitive information, relationships with key suppliers and partners, effective decision-making, and ultimately, business. InfoMation seeks to solve these costly problems with its flagship product, Echo. Echo is a Web-based knowledge management application built with sophisticated agents and filters that continually monitor and deliver fresh, targeted news and information. Echo uses standard browsers to retrieve and integrate highly focused information from a wide variety of sources, such as the Web, Lotus(TM) Domino(TM) databases and other internal company resources, news feeds, and Internet news groups, to create customized corporate intranet, Internet, and extranet solutions.

    InfoMation is currently targeting customers in the insurance, automotive, and aerospace/ defense markets, by providing a knowledge management solution through a combination of direct sales and channel partnerships with key VARs, system integrators, and consultants. InfoMation entered into partnerships with key content providers during fiscal year 1997, including Financial Times Information, Reuters, Information Inc., News Alert, Phillips Publishing International, Inc., and Telecommunications Reports International, Inc. (TRI).

    Looking forward, InfoMation expects to deliver knowledge management applications to target markets and address client needs through a combination of product solutions, customer support and training, and business partnerships. As penetration is made into current target markets, InfoMation expects to address additional markets that leverage the customer base.

Vicinity Corporation

    Vicinity Corporation is a private-label provider of geographically enhanced (GeoEnabled/TM/) technology, content, and services for Web publishers and corporate Web sites. Vicinity's GeoEnabling services apply a spatial filter to business listings, maps, and other data to give end users a local and customizable view of information.

    Vicinity licenses its services to leading Web search and directory publishers, travel services, Yellow Pages providers, newspapers, and Fortune 1000 companies. These companies then brand the Vicinity services with their own company and service names, their own graphical wrappers, and their own look. Included in Vicinity's package of services are interactive maps and driving directions of the United States, business directories, and business locators.

    Among Vicinity's current customers are such leading Web sites as Yahoo!, GTE SuperPages, Cnet, Travelocity, BizTravel.com, and GeoCities. An extensive list of Fortune 1000 customers include Federal Express, Ford Motor Company, Hewlett-Packard, Wells Fargo Bank, PetSmart, Marriott, Honda, Taco Bell and many more.

    Vicinity launched its "Vicinity Business Locator" product for the corporate marketplace in September 1996. Vicinity also reached a renewed agreement with Yahoo!, which signed a multi-year contract in June 1997 to license Vicinity's Business Directory, Maps, and Driving Directions.

Blaxxun Interactive

    Blaxxun interactive provides software infrastructure for 3D online communities.

    Blaxxun seeks to make online interaction not only interesting for visitors and members, but also commercially successful for community operators. Blaxxun licenses its products to corporate customers who want to operate an attractive community site. In addition, Blaxxun provides complete solutions, based on its technology platform. Together with partner companies, Blaxxun builds environments, achieves integration with existing systems, and creates applications in the community.

    Designing software that emphasizes scalability, openness, and customizability, Blaxxun is very actively involved in the development of 3D interface standards. All Blaxxun products support open standards, such as VRML, Java, and HTML. Blaxxun's product lines currently include Blaxxun Community Server, a product for operation of shared environments, and Blaxxun Community Clients, a family of clients that provide access to online communities. In fiscal year 1997, Blaxxun continued development of its third generation of products, which are scheduled for release in the near future.

Fulfillment Services

SalesLink

    SalesLink, along with its newly acquired subsidiary, Pacific Link, provides product and literature fulfillment and turnkey outsourcing, inventory management, data warehouse management, sales lead/inquiry management, closed-loop telemarketing, print-on-demand, and customized software solutions for client's marketing or manufacturing programs, and Web fulfillment, primarily to high-tech, financial-services, and health-care markets. SalesLink's largest customer is Cisco Systems, Inc. (Cisco), which accounted for 47% of SalesLink's fiscal year 1997 revenues.

    Turnkey Outsourcing. SalesLink's major products include supply-based management programs. Also known as "turnkey," these are a form of outsourced manufacturing, in which SalesLink's clients retain the company to buy their components and manufacture bills of materials into products that are either shipped to customers, to channels of distribution, or to the factory for final manufacturing.

    Product and Literature Fulfillment. On behalf of its fulfillment clients, SalesLink takes orders for promotional literature and products from its clients' customers and prospects and "fulfills" the orders by assembling and shipping the items requested. Depending on the client, the product or literature may be sent directly to the end-user or to a broker or distributor. SalesLink's mutual fund product and literature fulfillment services begin with the receipt of orders by SalesLink's inbound telemarketing staff. Telemarketers answer calls by mutual fund company name and key order requests into computers. Some clients electronically transmit orders received by their own telemarketing staffs directly into SalesLink's computers. Orders are then generated and presented to the fulfillment production floor where fulfillment packages, including mailing labels, are assembled and shipped. As necessary adjuncts to fulfillment services, SalesLink provides product and literature inventory control and warehousing. SalesLink also offers customer support and management reports detailing orders, shipments, billings, back orders, and returns. In addition to mutual funds, SalesLink also provides literature and product fulfillment to high technology, biotechnology and consumer electronics businesses and provides print-on-demand and Web fulfillment services.

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

    Telemarketing. SalesLink's telemarketing group offers comprehensive inbound business-to-business telemarketing services to support its sales inquiry management and order processing activities. Telemarketing services include lead qualification, order processing fulfillment and marketing analysis. SalesLink also offers outbound business telemarketing services that are tailored to an individual client's needs. Outbound telemarketing programs can be used to update a client's existing database, survey possible markets or pre-qualify sales leads.

    SL Flagship proprietary software. SalesLink has evolved a number of new products and services to further its strategy to diversify into new vertical industry markets. Most notably, the business delivered its new SL Flagship proprietary software and the supporting data warehouse architecture. The system enables customers and client service personnel to instantly access, manipulate and analyze response data about customers' prospects. With SL Flagship, customers avoid the time and costs of extensive programming by making critical marketing decisions using PC-based tools.

    SalesLink seeks to grow in the future through gaining market share in its existing markets, through acquisition, and through developing new IT based products and services for its client base. While the Company is actively pursuing increasing the number of fulfillment services customers, the Company believes that its dependence on Cisco will continue for the forseeable future.

List and Database Services

CMG Lists

    CMG Direct's principle products are mailing lists derived from its databases and sold primarily to publishers. CMG Direct has three primary mailing list databases, the College List, the Information Buyers List and the K-12 List (formerly known as the ElHi List). The databases are highly segmented, permitting CMG Direct to use its application software to extract specifically defined lists of potential customers who are most likely to purchase products advertised by CMG Direct's clients. CMG Direct is continually working to expand the size and comprehensiveness of its database offerings based on the needs of its clients and the availability of new lists.

    CMG Direct is aware of only one other supplier of the faculty mailing lists and two other suppliers of college and university administrator lists. In addition, CMG Direct believes that it has identified virtually all North American textbook publishers and that it supplies mailing lists derived from the College List database to a majority of them. CMG Direct also believes that most of the largest North American publishers of books for professionals contribute their customer lists exclusively to the Information Buyers List database and have agreed not to contribute their customer lists to any other book buyer databases. The publishers also purchase mailing lists and list services from CMG Direct. Accordingly, CMG Direct believes that the Information Buyers List database and the College List database are the dominant databases of their kind and that these databases make CMG Direct a leading supplier of mailing lists and related services to educational and professional publishers.

    The College List Database. The College List database, which CMG Direct believes is the dominant list of its type, includes approximately 700,000 names and addresses of college and university deans, administrators, faculty and librarians at every college, university and junior college in North America. CMG Direct classifies each course taught, and the faculty teaching it, into one of approximately 4,000 subject codes, which permits CMG Direct to identify all faculty teaching any particular course or subject and create lists identifying the faculty so they can be targeted. The resulting lists are valuable to publishers, as the classification system of specific subject codes permits them to choose the professors most likely to select a given book for a course and then to send promotional materials and/or a sample copy of the textbook to them. In addition, the database classification system helps publishers identify areas of study where new titles are needed and define the size of the potential market.

    The College List is compiled by CMG Direct from course schedules and other source documents published by colleges and universities and is updated continually for new semester information. CMG Direct augments the information available from the schedules with school catalogs, supplemental questionnaires, telephone calls and various other source documents collected from colleges and universities.

     The Information Buyers List Database. The Information Buyers List database includes approximately 11 million names and addresses, as well as other pertinent information, of professionals who purchase books, periodicals, seminars and other information products through mail order. The Information Buyers List is assembled from over 120 proprietary lists of over 100 publishers and other organizations. Combining these separate customer lists into a single database permits CMG Direct to offer its clients a larger group of potential customers across a broader range of target categories than could be obtained from any single list. In addition to its size and diversity, the database is also valuable because it is limited primarily to those consumers who have actually purchased through mail order and are therefore thought to be more likely to do so in the future. The Information Buyers List is segmented under the same 4,000 subject codes as the College List, plus additional consumer oriented segmentation.

     When a participant's customer list is added to the database, CMG Direct uses its software to segment the list into the subject codes and to supplement the database with information derived from the participant's customer list, such as recency of purchase, gender and home or office address distinctions. This classification system permits CMG Direct to identify professionals that have purchased information products pertaining to any given subject and to create lists identifying the purchasers so they can be targeted.

     The lists derived from the Information Buyers List database are used by publishers and other companies in the business-to -business and consumer publishing direct mail markets. The high degree of segmentation of the database enables CMG Direct to extract very specific, and thus, more responsive niches of professionals with a demonstrated interest in purchasing very specific types of information products. This level of selectivity also enables CMG Direct to identify and build other valuable lists that are not obvious properties of the individual component lists used by CMG Direct to maintain the database.

     The Kindergarten through Grade Twelve List Database. In 1992 CMG Direct introduced the Kindergarten through Grade Twelve or "K-12 List" database. This database has been formerly referred to as the Elementary/High School or "ElHi List" database. The Kindergarten through Grade Twelve List database consists of more than 3.3 million names of teachers and administrators associated with public elementary through high schools. This list also includes the names of approximately 88,000 public elementary and high schools, approximately 15,500 public school district offices, approximately 16,200 public libraries and approximately 150,000 administrators. The K-12 List is segmented into over 30 public school district demographic categories and is used by publishers of textbooks, supplemental educational materials and magazines and school supply distributors, among others. The K-12 List is compiled from federal, state and local government files and the names of school administrators and staff are developed through state directories, mailings and telephone surveys. This database greatly enhances CMG Direct's ability to service its educational publishing clients and builds on CMG Direct's reputation and distinctive competence in the educational publishing industry.

     List Management and Brokerage. CMG Direct provides list management and list brokerage to businesses that use direct marketing to promote their products. As a list manager, CMG Direct acts as the exclusive marketing agent for the mailing lists of its list management clients. In conjunction with performing list management services, CMG Direct also provides list brokerage. This Service allows CMG Direct to be a single source for virtually any brokered list requested by a customer and provides opportunity to generate additional sales of CMG Direct's other products.

Database Services

Engage Technologies

    Engage provides standards-based, enterprise-class software system solutions that enable companies to individually distinguish, understand, and interact with anonymous prospects and customers in personalized marketing, sales, and service relationships via the Web.

    The Engage Suite addresses the issue of how to determine what prospects and
customers visiting a Web site want.   Using Engage's software solutions,
organizations can gather sophisticated marketing information to better understand and accommodate individual visitor needs and interests. Engage believes its approach to this challenge is unique in that it:

 . Addresses the entire process of collecting, analyzing, and utilizing visitor Web site data for real-time personalized interaction.

 . Enables understanding of both registered and anonymous Web site visitors, providing organizations with valuable marketing insight while ensuring complete protection of individual privacy and identity.

 . Transforms a Web presence from purely informational or "brochureware" into a measurable relationship-marketing tool.

 .  Works with a company's existing Web site development tools and methodology.

    In fiscal year 1997, Engage Technologies made its formal entrance into the interactive marketing arena. Engage launched initial product offerings with a national press and analyst tour, and gained industry analyst recognition as a solutions provider in the personalization market.

    The five products that comprise the current Engage Solutions Suite provide for the collection, characterization, consolidation, clarification and customization of both Web-derived and other data sources, thus delivering a scalable and complete relationship marketing solution for the Web. The offerings include:


Engage.Journal   Web site visitor behavior monitoring across and within a
                 network of Web sites
Engage.Portrait  Customizable Web site visitor registration
Engage.Discover  Customizable Web site analysis and iterative querying against
                 Web site data*
Engage.Fusion    Visitor profile generation*
Engage.Link      An open interface to access visitor profiles for dynamic
                 content generation

* Subsequent to July 31, 1997, certain rights to these two products were sold to Red Brick Systems Inc. Engage retains exclusive rights to sell them as part of the Engage Suite.

    ListLab

    Most businesses do not have the technology or expertise to build, maintain or enhance their mailing lists or databases in-house. Engage's subsidiary, ListLab, offers these businesses a comprehensive service set including database design, program specification, programming, testing, debugging and ongoing maintenance and enhancement.

    For clients that want to build a customer database, ListLab provides database analysis, design, software development, testing, debugging, and maintenance. Once the database software is completed, ListLab collects customer and prospect data from its clients in a variety of forms for standardization and inclusion into each client's customized database. This involves working in depth with clients to discern their database maintenance, fulfillment and reporting requirements, converting these requirements to computer program specifications, and managing the project from start to finish.

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

    If a client's mailing list is being combined with other lists or if a client purchases several lists for a direct marketing campaign, the lists are often combined into one master list. Typically, these lists will contain duplicate names. ListLab's merge/purge (duplicate elimination) software recognizes and eliminates duplicate names, thereby preventing duplicate mailings and, thus, lowering client mailing costs. In addition, identifying these multiple prospects enables the direct-response client to recognize the duplicate name as a multi-buyer. ListLab also minimizes postal costs through postal pre-sorting, bar coding and address standardization.

    ListLab also offers private database management as a service for large volume mailers who mail to the same target lists regularly. A private database is a targeted collection of mailing lists that is used repeatedly by a restricted group of mailers. Ordinarily, this type of mailer would have to contact a list broker, order lists and perform a number of processing functions for each mailing. A private database maintained and updated by ListLab provides the mailer or group of mailers with a pool of mailing lists which have proven effective for their mailing needs. Using the ListLab's services, the mailer can perform research on the private database, select the names most likely to respond and pay only for names used for targeting. Mailing costs are reduced, lead times are shortened and the mailer gains more precise targeting capability.

BUSINESS STRATEGY

    Each CMG business unit's mission is to become the predominant services provider within its respective market niche. The critical success factors are: understanding, developing and applying information technology to the Internet, interactive media markets, and data access and software tools; narrowing market focus while consummating strategic alliances to complement product and service offerings; investing in strategic Internet or interactive media investments or acquisitions and, most importantly, a continued understanding of customers' needs.

    With respect to the businesses of CMG, the Company will seek to expand its participation in the direct marketing products and services, Internet, interactive media industries, and increase market share. Key elements of this strategy include:

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

    Pursue innovative advertising solutions. The Company is actively seeking to develop innovative ways for advertisers to reach their target audiences through the Internet effectively. The Company designs and offers customized packages which include the ability to change advertisements quickly and frequently, to link a specific search term to an advertisement, to conduct advertising test campaigns with rapid result delivery and to track daily usage statistics. The Company is continuing its development of software that will provide it with the ability to target ads based on demographics and usage patterns.

    Actively seek growth in the Company's fulfillment services segment. CMG intends to pursue a strategy of growing its fulfillment services segment through gaining market share in its existing markets, through acquisition, and through developing new IT based products and services for its client base.

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

    Maintain focus on marketers of information-based products. Publishers are among the largest users of direct marketing services. As society becomes more information driven, the amount and value of business and educational information sold by publishers will increase, as will the value of the effective direct marketing of this information. The Company will continue to focus on the publishing industry to participate in this growth.

    Expand technological capabilities and computer services. The Company believes that technological innovation will continue to increase the effectiveness of direct marketing and the Internet. Accordingly, the Company is increasing its technological capabilities through the enhancement of existing software and the reengineering of the Company's proprietary database software. This transition will give the Company's clients greater ability to access, analyze and eventually update their own databases through the use of the Company's computer services and software.

    Cross-sell products and services. The Company is involved in many aspects of the direct marketing sales cycle. The Company has experienced initial success in increasing the number of products and services purchased by its existing clients and intends to further this expansion .

SALES AND MARKETING

    The Company markets its products and services through a marketing staff using both telemarketing and direct sales. The Company maintains separate marketing staffs for each product and service area, enabling the marketing personnel to develop strong customer relationships and expertise in their respective areas. The Company has established direct sales forces experienced in the advertising business to address the new and evolving requirements of the Internet advertising market. The Company believes that an experienced sales staff is critical to initiating and maintaining relationships with advertisers and advertising agencies and therefore has hired a significant portion of its Internet advertising sales force from the advertising industry. The Company advertises its products and services through direct mail, space advertising, Internet banners, directory listings, trade shows and Company sponsored user groups. In addition, in certain instances, the Company, has complemented the activities of its direct sales force by retaining advertising sales agencies, to serve as a sales representatives on a commission basis.

    The Company attends numerous trade shows in the Internet, high technology, direct marketing, mutual fund, book, and library markets, while further supplementing its sales efforts with space advertising and product and services listings in appropriate directories. In addition, the Company sponsors user group meetings for its mutual fund clients and major list participants in the Information Buyers List database, where new products and services are highlighted.

    The Company also conducts numerous mailings of list catalogs, flyers, newsletters and other product information throughout the year to primarily book, magazine, journal, newsletter and software publishers and resellers, seminar companies, professional associations, business supply catalogers, consumer electronic, high technology and financial service organizations.

COMPETITION

    CMG's Internet investments compete in the electronic technology and Internet service arenas which are comprised of numerous small and large companies providing different new technologies, all with varying applications. The market for Internet products and services is highly competitive. In addition, the Company expects the market for Internet advertising, to the extent it further develops, to be intensely competitive. Although the Company believes that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. The Company believes the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features and quality of support. CMG's products and services are being developed predominantly for direct marketing applications, on the Internet or through interactive media. Competitors would include a wide variety of companies and organizations, including Internet software, content, service and technology companies, telecommunication companies, cable companies and equipment/technology suppliers. In the future, the Company may encounter competition from providers of Web browser software and other Internet products and services that incorporate competing features into their offerings. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company.

    The Company may also be affected by competition from licensees of its products and technology. There can be no assurance that the Company's competitors will not develop Internet products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings. Moreover, a number of the Company's current advertising customers, licensees and partners have also established relationships with certain of the Company's competitors and future advertising customers, licensees and partners may establish similar relationships. The Company may also compete with online services and other Web site operators as well as traditional off-line media such as print and television for a share of advertisers' total advertising budgets. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.

    SalesLink has two prominent competitors, Harte-Hanks Direct Marketing, a division of Harte-Hanks Communications, Inc. and Output Technologies, Inc., for the mutual fund literature fulfillment component of its business, and also competes with the internal fulfillment and manufacturing operations of manufacturing and mutual fund companies themselves. SalesLink competes on the basis of pricing, geographic proximity to its clients and the speed and accuracy with which orders are processed. There are many businesses that compete with SalesLink's other services.

    CMG Direct competes on the basis of the accuracy, size, and comprehensiveness of its principal databases: the College List and the Information Buyers List. The Company believes that the College List is the dominant database of its kind and has only one competitor, while the ElHi list is a new product offering that will compete with the same competitor as the College List. The Information Buyers List is also the dominant list of its kind. ListLab's products and services compete with numerous other service bureaus and compete on the basis of their effectiveness in processing customer and prospect list databases for publishers.

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

    During fiscal years 1997 and 1996, the Company expended $25,058,000, and $6,971,000, respectively, or 35.5% and 24.5%, respectively, of net sales, on research and development. In addition, during fiscal years 1997 and 1996, the Company recorded $1,312,000 and $2,691,000, respectively, of in-process research and development expenses in connection with acquisitions of subsidiaries and investments in affiliates. During fiscal year 1995, no amounts were expended for research and development.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

    The Company regards its software technologies, databases and database management software as proprietary. CMG's lists are sold under terms and conditions which permit the Company's clients to use the list for a single mailing only and prohibit the further use or resale of the lists or the names included therein. The Company depends on trade secrets for protection of its software. It has entered into confidentiality agreements with its management and key employees with respect to this software, and limits access to, and distribution of this, and other proprietary information.

EMPLOYEES

    As of July 31, 1997, the Company employed a total of 912 persons on a full-time basis. In addition, depending on client demand, SalesLink utilizes manpower agencies to contract between 75 and 150 persons on a temporary, part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

SEGMENT INFORMATION

    Segment information is set forth in Note 3 of the Notes to Consolidated Financial Statements referred to in Item 8(a) below and incorporated herein by reference.

SIGNIFICANT CUSTOMERS

    Significant customers information is set forth in Note 2(r) of the Notes to Consolidated Financial Statements referred to in Item 8(a) below and incorporated herein by reference.

ITEM 2. - PROPERTIES

FACILITIES

    The location and general character of the Company's principal properties by industry segment as of July 31, 1997 are as follows:

Lists and Database Services and Corporate Headquarters

    The Company leases approximately 34,000 square feet of executive office, engineering, sales and operations space in Wilmington, Massachusetts, under a lease which expires in 2000.

    The Company also leases approximately 50,000 square feet of executive office, engineering, sales and operations space in Andover, Massachusetts, under a lease which expires in 2002. The Company's Corporate headquarters are housed here.

    In addition, the Company leases approximately 22,000 square feet of executive office and computer operations space in Andover, Massachusetts, under a lease which expires in 2007.

    Additionally, the Company leases approximately 13,000 square feet which houses a computer data center in Scotts Valley, California, under a lease expiring in 2002.

    On July 15, 1997, NetCore Systems, Inc. entered into a sublease agreement with the Company to lease approximately 14,000 square feet of the Wilmington space, under a sublease arrangement that expires in 2000.

Fulfillment Services

    The Company's operations are conducted from an approximately 210,000 square foot leased facility in Boston, Massachusetts. The lease for this facility expires in 1998. In addition, the Company's west coast operations are conducted from a leased facility containing approximately 202,000 and 39,000 square feet in Newark, California. The leases for these facilities expire in 2011 and 1999, respectively. Additionally, the Company leases an approximately 51,000 square foot operating facility in Bedford Park, Illinois under a lease which expires in 1999.

Investment and Development

    The Company leases an aggregate of 70,000 square feet of office, engineering, sales and operations space in the following locations:

    Massachusetts:  Burlington and Framingham

    New Hampshire:  Lebanon
    Pennsylvania:  Pittsburgh
    Georgia:  Atlanta
    New York:  New York City
    California:  Menlo Park, Palo Alto and San Francisco
    Germany:  Munich

Leases for the above locations expire from 1997 to 2002.

    This industry segment also shares a portion of the Company's Andover, Massachusetts Corporate facility described above.

COMPUTER OPERATIONS

    The Company's computer systems are primarily maintained at its Andover, Massachusetts, Wilmington, Massachusetts, Boston, Massachusetts, Scotts Valley, California, and Pittsburgh, Pennsylvania locations. The Company's operations are dependent in part upon its ability to protect its operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does have a disaster recovery plan in place, including relying on a combination of an outsourced solution and a mirrored Web hosting facility arrangement. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of the Company's products and services which could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 3. - LEGAL PROCEEDINGS

The Company is not a party to any material litigation.

ITEM 4. - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a) Market information is set forth in Note 19 of the Notes to Consolidated Financial Statements referred to in Item 8 (a) below and incorporated herein by reference.

          (b) On October 20, 1997, there were 165 holders of record of common stock.

          (c) The Company has never paid cash dividends on its common stock, and the Company has no intention to pay cash dividends in the forseeable future.

ITEM 6. -  SELECTED CONSOLIDATED FINANCIAL DATA

          The information set forth on page 20 of the 1997 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.1.

ITEM 7. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

          The information set forth on pages 21-27 of the 1997 Annual Report to Shareholders, referred to in Item 8(a) below, is incorporated herein by reference and is filed herewith as Exhibit 13.2.

ITEM 8. -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          (a) The following consolidated financial statements of the Company and independent auditors' report set forth on pages 28-44 of the 1997 Annual Report to Shareholders are incorporated herein by reference and are filed herewith as
Exhibit 13.3:

               - Consolidated Balance Sheets as of July 31, 1997 and 1996
               - Consolidated Statements of Operations for the three years ended
                 July 31, 1997
               - Consolidated Statements of Stockholders' Equity for the three years ended July 31, 1997
               - Consolidated Statements of Cash Flows for the three years ended
                 July 31, 1997
               - Notes to Consolidated Financial Statements
               - Independent Auditors' Report

          (b) Selected Quarterly Financial Data (unaudited) is set forth in Note 19 of the Notes to Consolidated Financial Statements referred to in Item 8 (a) above and incorporated herein by reference.


ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Incorporated by reference from the portions of the Definitive Proxy Statement entitled "Proposal 1--Election of Directors," "Additional Information," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. - EXECUTIVE COMPENSATION

          Incorporated by reference from the portions of the Definitive Proxy Statement entitled "Executive Compensation," and "Additional Information-- Compensation of Directors."

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Incorporated by reference from the portion of the Definitive Proxy Statement entitled "Security Ownership by Management and Principal Stockholders."

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated by reference from the portion of the Definitive Proxy Statement entitled "Certain Relationships and Related Transactions."

PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (A) Financial Statements, Financial Statement Schedule, and Exhibits

               1. Financial Statements. The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

               2. Financial Statement Schedule. Financial Statement Schedule II of the Company and the corresponding Report of Independent Auditors on Financial Statement Schedule are included in this report.

                   All other financial statement schedules have been ommitted since they are either not required, not applicable, or the information is otherwise included.

               3. Exhibits. The following Exhibits are required to be filed with this Report by Item 14 and are incorporated by reference to the source cited in the Exhibit Index below or are filed herewith.

                                  EXHIBIT INDEX

EXHIBIT NO.                                         TITLE                                          METHOD OF FILING
-----------                                         -----                                          ----------------

3 (i) (1)                    Amendment to the Restated Certificate                 Incorporated by reference to Exhibit 3 (i) (1)
                             of Incorporation                                      to the Registrant's quarterly report on Form
                                                                                   10-Q for the quarter ended April 30, 1996

3 (i) (2)                    Restated Certificate of Incorporation                 Incorporated by reference from Registration
                                                                                   Statement on Form S-1, as amended, filed on
                                                                                   November 10, 1993 (Registration No. 33-71518)

3 (ii)                       Restated By-Laws                                      Incorporated by reference from Registration
                                                                                   Statement on Form S-1 as amended, filed on
                                                                                   November 10, 1993 (Registration No. 33-71518)

4                            Specimen Stock Certificate representing the           Incorporated by reference from
                             Common Stock                                          Registration Statement on Form S-1, as
                                                                                   amended, filed on November 10, 1993
                                                                                   (Registration No. 33-71518)

10.01                        Form of Indemnification Agreement                     Incorporated by reference from
                             between the Registrant and its Directors              Registration Statement on Form S-1, as
                                                                                   amended, filed on November 10, 1993
                                                                                   (Registration No. 33-71518)

10.02                        Lease, dated November 21, 1991,                       Incorporated by reference from
                             Between the Registrant and                            Registration Statement on Form S-1, as
                             Ballardvale Park Associates II                        amended, filed on November 10, 1993
                             Limited Partnership                                   (Registration No. 33-71518)


10.03                        Lease Agreement, dated September 2, 1992,             Incorporated by reference from Registration
                             between SalesLink Corporation, the subsidiary         Statement on Form S-1, as amended, filed on
                             of the Registrant, and American National Bank         November 10, 1993 (Registration No. 33-71518)
                             & Trust Company of Chicago as Trustee under
                             Trust No. 1001971-01

10.04                        Amendment to Lease, dated May 10, 1992,               Incorporated by reference from Registration
                             between SalesLink Corporation, the subsidiary         Statement on Form S-1, as amended, filed on
                             of the Registrant, and Drydock Associates             November 10, 1993 (Registration No. 33-71518)
                             Limited Partnership

10.05                        CMG/SalesLink Savings and Retirement                  Incorporated by reference from Registration
                             401(k) Plan                                           Statement on Form S-1, as amended, filed on
                                                                                   November 10, 1993 (Registration No. 33-71518)

10.06*                       Employment Agreement, dated August 1, 1993,           Incorporated by reference from Registration
                             between the Registrant and David S. Wetherell         Statement on Form S-1, as amended, filed on
                                                                                   November 10, 1993 (Registration No. 33-71518)

10.07                        Fulfillment and Inventory Management                  Incorporated by reference from Registration
                             Agreement between SalesLink Corporation,              Statement on Form S-1, as amended, filed on
                             the subsidiary of the Registrant, and                 November 10, 1993 (Registration No. 33-71518)
                             MFS Financial Services, Inc.

10.08                        Fulfillment and Mailing Agreement,                    Incorporated by reference from Registration
                             dated January 1, 1993, between SalesLink              Statement on Form S-1, as amended, filed on


                             Corporation, the subsidiary of the Registrant,        November 10, 1993 (Registration No. 33-71518)
                             and Kemper Financial Services, Inc.

10.09                        Agreement, dated January 15, 1991, between            Incorporated by reference from Registration
                             ListLab, a division of the Registrant, and            Statement on Form S-1, as amended, filed on
                             Prentice-Hall, Business and Professional              November 10, 1993 (Registration No. 33-71518)
                             Publishing Division

10.10                        Account Indebtedness Letter Agreement,                Incorporated by reference from Registration
                             dated as of November 9, 1993, between the             Statement on  Form S-1, as amended, filed on
                             Registrant and David S. Wetherell                     November 10, 1993 (Registration No. 33-71518)

10.11                        Amendment to Account Indebtedness Letter              Incorporated by reference from Registration
                             Agreement, dated as of January 10, 1994,              Statement on Form S-1, as amended, filed on
                             between the Registrant and David S. Wetherell         November 10, 1993 (Registration No. 33-71518)

10.12*                       Amendment No. 1 to the Employment                     Incorporated by reference from Registration
                             Agreement, dated January 20, 1994, between            Statement on Form S-1, as amended, filed on
                             the Registrant and David S. Wetherell                 November 10, 1993 (Registration No. 33-71518)

10.13                        Amendment No. 2 to Account Indebtedness               Incorporated by reference from Registration
                             Letter Agreement, dated January 25, 1994              Statement on Form S-1, as amended, filed on
                             between the Registrant and David S. Wetherell         November 10, 1993 (Registration No. 33-71518)

10.14                        Extension Agreement dated August 4, 1995              Incorporated by reference to Exhibit 10.24 to
                             to Fulfillment and Mailing Agreement dated            the Registrant's annual report on Form 10-K
                             January 1, 1993, between SalesLink Corporation        for the year ended July 31, 1995
                             and Kemper Financial Services, Inc.

10.15                        Fulfillment Master Purchase Agreement dated           Incorporated by reference to Exhibit 10.25 to
                             March 28, 1994, between SalesLink Corporation         the Registrant's annual report on Form 10-K
                             and Fidelity Investments Institutional Service        for the year ended July 31, 1995
                             Company, Inc.

10.16                        Literature Fulfillment Agreement dated                Incorporated by reference to Exhibit 10.26 to
                             August 1, 1995, between SalesLink Corporation         the Registrant's annual report on Form 10-K
                             and Vista Capital Management                          for the year ended July 31, 1995

10.17                        License Agreement dated June 16, 1995, as             Incorporated by reference to Exhibit 10.27 to
                             amended, between the Registrant, CMG@Ventures,        the Registrant's annual report on Form 10-K
                             L.P., Carnegie Mellon University, and Lycos, Inc.     for the year ended July 31, 1995

10.18                        Agreement and Plan of Reorganization dated            Incorporated by reference from Report on
                             as of November 8, 1994, as amended, among the         Form 8-K as filed with the commission
                             Registrant, BookLink Technologies, Inc.,              01/01/95 (File No. 0-22846)
                             America Online, Inc. and BLT Acquisition
                             Corporation

10.19*                       1995 Employee Stock Purchase Plan                     Incorporated by reference to Exhibit 10.29 to
                                                                                   the Registrant's annual report on Form 10-K
                                                                                   for the year ended July 31, 1995.

10.20*                       1986 Stock Option Plan, as amended                    Incorporated by reference to Exhibit 10.30 to
                                                                                   the Registrant's annual report on Form 10-K
                                                                                   for the year ended July 31, 1995.

10.21                        Partnership Agreement by and among CMG-               Incorporated by reference to Exhibit 10.32 to
                             @Ventures, Inc., CMG@Ventures Capital                 the Registrant's quarterly report on Form 10-Q
                             Corp., the Registrant and various Profit              for the quarter ended January 31, 1996.
                             Partners


10.22                        Master Agreement dated as of February 13,             Incorporated by reference to Exhibit 10.33 to
                             1996 between BBN Corporation and the                  the Registrant's quarterly report on Form 10-Q
                             Registrant.                                           for the quarter ended January 31, 1996.

10.23*                       1995 Stock Option Plan for Non-Employee               Incorporated by reference to Exhibit 10.34 to
                             Directors                                             the Registrant's quarterly report on Form 10-Q
                                                                                   for the quarter ended January 31, 1996.

10.24                        Amendments dated February 9, 1996 and                 Incorporated by reference to Exhibit 10.35 to
                             March 4, 1996 to License Agreement dated              the Registrant's quarterly report on Form 10-Q
                             June 16, 1995, between the Registrant, CMG-           or the quarter ended January 31, 1996.
                             @Ventures L.P., Carnegie Mellon University
                             and Lycos, Inc.

10.25                        Sublease, dated September 26, 1996 between            Incorporated by reference to Exhibit 10.1 to the
                             the Registrant and FTP Software, Inc.                 Registrant's quarterly report on Form 10-Q for
                                                                                   the quarter ended October 31, 1996.


10.26*                       Amendment No. 2 to Employment Agreement,              Incorporated by reference to Exhibit 10.2 to the
                             dated October 25, 1996, between the                   Registrant's quarterly report on Form 10-Q for
                             Registrant and David S. Wetherell                     the quarter ended October 31, 1996.


10.27                        Revolving Credit and Term Loan Agreement              Incorporated by reference to Exhibit 10.3 to the
                             dated as of October 24, 1996, among SalesLink         Registrant's quarterly report on Form 10-Q for
                             Corporation, the Registrant, Pacific Direct           the quarter ended October 31, 1996.
                             Marketing Corp. and the First National
                             Bank of Boston


10.28                        Revolving Credit Note of SalesLink Corporation,       Incorporated by reference to Exhibit 10.4 to the
                             dated as of October 24, 1996, in the principal        Registrant's quarterly report on Form 10-Q for
                             amount of $2,500,000                                  the quarter ended October 31, 1996.


10.29                        Term Note of SalesLink Corporation, dated as of       Incorporated by reference to Exhibit 10.5 to the
                             October 24, 1996, in the principal amount of          Registrant's quarterly report on Form 10-Q for
                             $5,500,000                                            the quarter ended October 31, 1996.


10.30                        Guaranty by Pacific Direct Marketing Corp.            Incorporated by reference to Exhibit 10.6 to the
                             dated as of October 24, 1996                          Registrant's quarterly report on Form 10-Q for
                                                                                   the quarter ended October 31, 1996.


10.31                        Guaranty by the Registrant dated as of                Incorporated by reference to Exhibit 10.7 to the
                             October 24, 1996                                      Registrant's quarterly report on Form 10-Q for
                                                                                   the quarter ended October 31, 1996.


10.32                        Supplement #1 to Sublease, dated September 26,        Incorporated by reference to Exhibit 10.1
                             1996 between the Registrant and FTP Software,         to the Registrants quarterly report or Form 10Q
                             Inc.                                                  for the quarter ended January 31, 1997.


10.33                        CMG Stock Purchase Agreement, dated as of             Incorporated by reference to Exhibit 99.1 to
                             December 10, 1996 by and between the                  the Registrant's current report on Form 8-K
                             Registrant and Microsoft Corporation                  dated January 31, 1997,  filed on February 14,
                                                                                   1997.

10.34                        CMG @Ventures, Inc. Deferred Compensation             Incorporated by reference to Exhibit 10.1 to the
                             Plan                                                  Registrants quarterly report on Form 10Q for the
                                                                                   quarter ended April 30, 1997.


10.35                        Limited Liability Company Agreement for               Filed herewith
                             CMG @Ventures, I, LLC

10.36                        Stock Purchase Agreement dated as of October          Incorporated by reference to Exhibit 2 to the
                             24, 1996, among SalesLink Corporation, CMG            Registrant's report on Form 8-K as filed with
                             Information Services, Inc., Pacific Direct            the commission 10/24/96 (File No. 0-22846)
                             Marketing Corp., d/b/a Pacific Link and all the
                             stockholders of Pacific Link.  Pursant to Item
                             602(b)(2) of Regulation S-K, the schedules and
                             certain exhibits to the Stock Purchase Agreement
                             are omitted.  A list of such schedules and
                             exhibits appears in the table of contents to the
                             Stock Purchase Agreement.  The Registrant hereby
                             undertakes to furnish supplementally a copy of
                             any omitted schedule or exhibit to the Commission
                             upon request.

10.37                        Warrant Purchase Agreement by and among               Filed herewith
                             SalesLink Corporation and BankBoston, N.A.,
                             dated as of October 24, 1996.

10.38                        Common Stock Purchase Warrant issued by               Filed herewith
                             SalesLink Corporation to BankBoston, N.A.,
                             dated as of October 24, 1996.

10.39                        ISDA Master Swap Agreement (the "Swap                 Filed herewith
                             Agreement"), dated as of January 14, 1997, by
                             and between CMG Information Services, Inc.
                             and The First National Bank of Boston (FNBB")

10.40                        Confirmation and Schedule to Swap Agreement,          Filed herewith
                             dated as of January 14, 1997, by and between
                             CMG Information Services, Inc. and FNBB.

10.41                        ISDA Credit Support Annex, dated as of                Filed herewith
                             January 14, 1997, by and between FNBB and
                             CMG Information Services, Inc.

10.42                        Repurchase Agreement, dated as of January 14,         Filed herewith
                             1997, by and between CMG @Ventures, L.P.
                             and the Long Lane Master Trust.

10.43                        First Amendment and Waiver to Revolving               Filed herewith
                             Credit and Term Loan Agreement by and among
                             the Registrant, Pacific Direct Marketing Corporation
                             and FNBB, dated March 14, 1997.

10.44                        Assumption, Second Amendment and                      Filed herewith
                             Confirmation Agreement by and among SalesLink
                             Corporation and BankBoston, N.A., dated
                             July 11, 1997.

10.45                        Term Note, dated March 14, 1997, between              Filed herewith
                             SalesLink Corporation and Imperial Bank.

10.46                        Amended and Restated Term Note, dated March           Filed herewith
                             14, 1997, between SalesLink Corporation and
                             FNBB.


10.47                        Second Amended and Restated Revolving Credit          Filed herewith
                             Note, dated July 11, 1997, between SalesLink
                             Corporation and Imperial Bank.

10.48                        Second Amended and Restated Revolving Credit          Filed herewith
                             Note, dated July 11, 1997, between SalesLink
                             Corporation and BankBoston, N.A.

10.49                        Revolving Credit Agreement, dated May 14,             Filed herewith
                             1997, between the Registrant and BankBoston,
                             N.A.

10.50                        Revolving Credit Note, dated May 14, 1997,            Filed herewith
                             between the Registrant and BankBoston, NA.

11                           Statement of Computation of Earnings Per Share        Filed herewith

13.1                         Selected Consolidated Financial Data                  Filed herewith


13.2                         Management's Discussion and Analysis                  Filed herewith
                             of Financial Condition and Results of
                             Operations


13.3                         Consolidated Financial Statements,                    Filed herewith
                             Supplementary Data, and Independent
                             Auditors' Report


21                           Subsidiaries of the Registrant                        Filed herewith


23                           Consent of Independent Auditors                       Filed herewith


27                           Financial Data Schedule                               Filed herewith


          * Management contracts and compensatory plans or arrangements.


(B)       Reports on Form 8-K


The Company did not file any reports on Form 8-K during the fiscal quarter ended
                                 July 31, 1997.

        REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors
CMG Information Services, Inc.:

     Under date of September 19, 1997, we reported on the Consolidated Balance Sheets of CMG Information Services, Inc. as of July 31, 1997 and 1996, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for each of the years in the three year period ended July 31, 1997, which are included in the Form 10-K for the year ended July 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        /s/ KPMG PEAT MARWICK LLP
                                        KPMG PEAT MARWICK LLP

Boston, Massachusetts
September 19, 1997

                        CMG INFORMATION SERVICES, INC.
                                  SCHEDULE II
                      VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS  ENDED JULY 31, 1995, 1996, 1997

                                                                     ADDITIONS      DEDUCTIONS
                                                                    CHARGED TO       (CHARGED
ACCOUNTS RECEIVABLE,              BALANCE AT                          COSTS TO        AGAINST                     BALANCE AT
ALLOWANCE FOR DOUBTFUL           BEGINNING OF                      EXPENSES (BAD     ACCOUNTS                         END
ACCOUNTS                           PERIOD          ACQUISITIONS    DEBT EXPENSE)    RECEIVABLE)     DISPOSITION    OF PERIOD
--------                           ------          ------------    -------------    -----------     -----------    ---------
1995                               $137,000        $     --           $ 60,000       $ 49,000        $    --       $  148,000
1996                               $148,000        $     --           $294,000       $     --        $    --       $  442,000
1997                               $442,000        $395,000           $442,000       $186,000        $10,000       $1,083,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CMG INFORMATION SERVICES, INC.
                                        (Registrant)


Date: October 29, 1997

                                        By:  /s/ David S. Wetherell
                                           -------------------------------
                                           David S. Wetherell, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature                                  Title
---------                                  -----

/s/   David S. Wetherell                 Chairman of the Board,
-----------------------------            President, Chief Executive Officer and
    David S. Wetherell                   Director (Principal Executive Officer)

/s/   Andrew J. Hajducky, III            Chief Financial Officer and
-----------------------------            Treasurer (Principal Financial and
Andrew J. Hajducky III, CPA              Accounting Officer)

/s/   John A. McMullen                   Director
-----------------------------
    John A. McMullen

/s/    Craig D. Goldman                  Director
-----------------------------
    Craig D. Goldman