Form 10-Q
period 1997-10-31
CMG INFORMATION SERVICES INC
filed 1997-12-15
CIK 914712

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the quarter ended October 31, 1997

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        Commission File Number  0-22846


                         CMG INFORMATION SERVICES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                             04-2921333
   (State or other jurisdiction of       (I.R.S. Employer Identificati on No.)
   incorporation or organization)



   100 BRICKSTONE SQUARE, FIRST FLOOR                  01810
      ANDOVER, MASSACHUSETTS                        (Zip Code)
(Address of principal executive offices)


                                (978)  684-3600
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

                     Yes      X                No
                          ---------                --------

          Number of shares outstanding of the issuer's common stock, as of December 9, 1997


    COMMON STOCK, PAR VALUE $.01 PER SHARE                9,761,801
    --------------------------------------      ----------------------------
                 Class                          Number of shares outstanding

                         CMG INFORMATION SERVICES, INC.
                                   FORM 10-Q

                                     INDEX


                                                              Page Number
                                                              -----------
Part I.  FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheets
            October 31, 1997 and July 31, 1997                     3

            Consolidated Statements of Operations
            Three months ended October 31, 1997 and 1996           4

            Consolidated Statements of Cash Flows
            Three months ended October 31, 1997 and 1996           5

            Notes to Interim Consolidated Financial Statements     6-8

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    9-13


Part II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                         14


SIGNATURE                                                           15


Exhibit 11                                                          16


                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

               (in thousands, except share and per share amounts)

                                                                                               October 31,         July 31,
                                                                                                 1997               1997
                                                                                                 ----               ----
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                                     $ 57,246          $ 59,762
  Available-for-sale securities                                                                    1,200             5,945
  Accounts receivable, trade, less allowance for doubtful accounts                                21,383            19,869
  License fees receivable                                                                         10,102             9,066
  Prepaid expenses                                                                                 7,474             6,174
  Other current assets                                                                             5,706             5,875
                                                                                                --------          --------
              Total current assets                                                               103,111           106,691

Property and equipment, net                                                                       11,193            11,144
Investments in affiliates                                                                         11,146             9,160
Cost in excess of net assets of subsidiaries acquired, net of accumulated
 amortization                                                                                     17,208            17,109

Other assets                                                                                       4,105             4,250
                                                                                                --------          --------
                                                                                                $146,763          $148,354
                                                                                                ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                                 $ 12,494          $ 22,494
  Current installments of long-term debt                                                           3,414             3,221
  Accounts payable                                                                                13,013             9,959
  Accrued expenses                                                                                18,482            18,341
  Deferred revenues                                                                               16,713            13,680
  Other current liabilities                                                                        1,294               442
                                                                                                --------          --------
             Total current liabilities                                                            65,410            68,137

Long term debt, less current installments                                                          8,660             9,550
Long-term deferred revenues                                                                        3,375             5,100
Deferred income taxes                                                                              7,616             8,481
Other long term liabilities                                                                        3,006             2,119
Minority interest                                                                                 26,680            25,519
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued                           --                --
  Common stock, $.01 par value.  Authorized 40,000,000 shares; issued 9,722,390
   shares at October 31, 1997 and 9,659,543 shares at July 31, 1997                                   97                97

  Additional paid-in capital                                                                      17,614            16,879
  Net unrealized gain on available-for-sale securities                                                --               852
  Retained earnings                                                                               14,305            11,620
                                                                                                --------          --------
Total stockholders' equity                                                                        32,016            29,448
                                                                                                --------          --------
                                                                                                $146,763          $148,354
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

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                    (in thousands, except per share amounts)

                                                                                 Three months ended October 31,
                                                                                 ------------------------------
                                                                                    1997                1996
                                                                                    ----                ----
Net revenues                                                                      $  25,135            $ 10,640
Operating expenses:
  Cost of revenues                                                                   15,259               5,366
  Research and development                                                            6,174               4,965
  In-process research and development                                                    --               1,312
  Selling                                                                            11,040               9,206
  General and administrative                                                          4,901               4,240
                                                                                  ---------            --------
   Total operating expenses                                                          37,374              25,089
                                                                                  ---------            --------

Operating loss                                                                      (12,239)            (14,449)
                                                                                  ---------            --------
Other income (deductions):
  Interest income                                                                       843                 962
  Interest expense                                                                     (770)                (38)
  Gain on sale of data warehouse product rights                                       8,437                  --
  Gain on sale of Lycos, Inc. common stock                                            6,324                  --
  Gain on sale of Premiere Technologies, Inc. common stock                            4,174                  --
  Loss on stock issuance by subsidiary                                                  (94)                 --
  Gain on sale of investment in TeleT Communications                                     --               3,616
  Equity in losses of affiliates                                                     (1,529)             (1,008)
  Minority interest                                                                     (28)              2,422
                                                                                  ---------            --------
                                                                                     17,357               5,954
                                                                                  ---------            --------

Income (loss) before income taxes                                                     5,118              (8,495)
Income tax  expense (benefit)                                                         2,433              (1,098)
                                                                                  ---------            --------
Net income (loss)                                                                 $   2,685            $ (7,397)
                                                                                  =========            ========


Primary earnings (loss) per share                                                     $0.24              $(0.81)
                                                                                  =========            ========

Fully diluted earnings (loss) per share                                               $0.24              $(0.81)
                                                                                  =========            ========

Weighted average common and dilutive common equivalent shares outstanding:
  Primary                                                                            10,316               9,167
                                                                                  =========            ========
  Fully diluted                                                                      10,320               9,167
                                                                                  =========            ========





   The accompanying notes are an integral part of the consolidated financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                  Three months ended October 31,
                                                                                  ------------------------------
                                                                                      1997                1996
                                                                                      ----                ----
Cash flows from operating activities:
  Net income (loss)                                                                $  2,685            $ (7,397)
  Adjustments to reconcile net income (loss) to net cash used for operating activities:
    Depreciation and amortization                                                     1,644               1,105
    Deferred income taxes                                                            (1,183)             (1,572)
    Gain on sale of data warehouse product rights                                    (8,437)                 --
    Gain on sale of Lycos, Inc. common stock                                         (6,324)                 --
    Gain on sale of Premiere Technologies, Inc. common stock                         (4,174)                 --
    Loss on issuance of stock by subsidiary                                              94                  --
    Gain on sale of investment in TeleT Communications                                   --              (3,616)
    Equity in losses of affiliates                                                    1,529               1,008
    Minority interest                                                                    28              (2,422)
    In-process research and development                                                  --               1,312
    Changes in operating assets and liabilities, excluding effects of acquired companies:
     Accounts and license fees receivable                                            (1,900)                223
     Prepaid expenses and other current assets                                       (2,907)               (490)
     Accounts payable and accrued expenses                                            1,601               1,282
     Deferred revenues                                                                1,308                (425)
     Refundable and accrued income taxes, net                                         3,672                 455
     Other assets and liabilities                                                        (6)                384
                                                                                   --------            --------
Net cash used for operating activities                                              (12,370)            (10,153)
                                                                                   --------            --------

Cash flows from investing activities:
  Additions to property and equipment                                                (2,017)             (1,703)
  Proceeds from sale of data warehouse product rights                                 9,543                  --
  Proceeds from sale of Lycos, Inc. common stock                                      7,149                  --
  Proceeds from sale of Premiere Technologies, Inc. common stock                      7,555                  --
  Investments in affiliates and acquisitions of subsidiaries                         (3,516)            (13,848)
  Proceeds from maturities of available-for-sale securities                              --               9,519
  Proceeds from sale of investment in TeleT Communications                               --                 550
  Other                                                                                (126)               (456)
                                                                                   --------            --------
Net cash provided by (used for) investing activities                                 18,588              (5,938)
                                                                                   --------            --------

Cash flows from financing activities:
  Proceeds from issuance of notes payable and long-term debt                             --               7,030
  Repayments of notes payable and long-term debt                                    (10,697)                 --
  Sale of common stock, net                                                             425                  61
  Purchase of treasury stock                                                             --                (836)
  Proceeds from issuance of stock by subsidiary                                         477                  --
  Other                                                                               1,061                 138
                                                                                   --------            --------
Net cash provided by (used for) financing activities                                 (8,734)              6,393
                                                                                   --------            --------

Net decrease in cash and cash equivalents                                            (2,516)             (9,698)
Cash and cash equivalents at beginning of period                                     59,762              63,387
                                                                                   --------            --------
Cash and cash equivalents at end of period                                         $ 57,246            $ 53,689
                                                                                   ========            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


A.     BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 1997 which are contained in the Company's Annual Report on Form 10-K. The results for the three month period ended October 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with current year presentation.


B.     SALE OF ENGAGE DATA WAREHOUSE PRODUCTS AND RESTRUCTURING OF ENGAGE
       TECHNOLOGIES

From its inception in August, 1995, through July 31, 1997, the Company's wholly-owned subsidiary, Engage Technologies, Inc. (Engage) focused on providing traditional mailing list maintenance and database services (through its ListLab division), and on developing data mining, querying, analysis and targeting software products for use in large database applications. As such, the results of Engage's operations were classified in the Company's list and database services segment through July 31, 1997. During the first quarter of fiscal 1998, Engage sold certain rights to its Engage.Fusion(TM) and Engage.Discover(TM) data warehouse products to Red Brick Systems, Inc. (Red Brick) for $9.5 million and 238,160 shares of Red Brick common stock, and recorded a pretax gain of $8,437,000 on the sale. These highly advanced products had been developed to accelerate the design and creation of very large data warehouses and perform high-end data query and analysis. Engage retained the exclusive right to sell Engage.Fusion and Engage.Discover to interactive media markets as part of its Engage Product Suite. Additionally, during the first quarter of fiscal year 1998, Engage transferred its ListLab division to the Company's recently formed subsidiary, CMG Direct Corporation. With the sale of these rights and transfer of its ListLab division, Engage has narrowed its focus to the Internet software solutions market, where it seeks to help companies individually distinguish, understand and interact with anonymous prospects and customers in personalized marketing, sales, and service relationships via the Internet. As a result of this repositioning, beginning in fiscal year 1998, the operating results of Engage are now classified in the Company's investment and development segment.

The 238,160 shares of Red Brick common stock received from the sale of Engage's data warehouse products are subject to a one year restriction on transferability, and have been classified in available-for-sale securities, with a carrying value of $1,200,000, net of market value discount to reflect the holding period requirement. The estimated fair value of these shares approximates their carrying value as of October 31, 1997.


C.   ACQUISITIONS AND INVESTMENTS

During the first quarter of fiscal year 1998, the Company, through its limited partnership subsidiary, CMG@Ventures, L.P. and its limited liability company subsidiary, CMG@Ventures II LLC, (collectively CMG@Ventures) invested a total of $3,016,000 to acquire an initial 11% minority ownership interest in Chemdex Corporation (Chemdex), a developer of an online marketplace for life science products, an initial 22% interest in Speech Machines plc (Speech Machines), a developer of productivity-enhancing technologies using advanced speech recognition applications, and to participate in a follow on equity round of financing raised by GeoCities. The Company's investment in Chemdex is carried at cost in CMG's financial statements and its investment in Speech Machines is accounted for under the equity method. The GeoCities financing round included participation from outside investors, and afterwards, the Company's ownership in
GeoCities remained unchanged at 41%.   Also in the first quarter of fiscal year
1998, the Company, through CMG@Ventures, exercised 96,000 Lycos options for an investment of $192,000, and provided $500,000 of bridge loan financing to Parable, LLC. CMG had initially purchased its 96,000 Lycos options in October, 1996 for $456,000.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



D.     SALES OF LYCOS AND PREMIERE TECHNOLOGIES STOCK

During the first quarter of fiscal year 1998, CMG@Ventures, L.P. distributed 300,000 of its shares of Lycos, Inc. (Lycos) common stock to the Company, and 121,235 shares to CMG@Ventures profit partners. In September, 1997 the Company filed with the SEC on Form 144 to sell its 300,000 shares of Lycos stock on the open market, and sold 219,900 of its Lycos shares through October 31, 1997. As a result of the sale, the Company received proceeds of $7,149,000, and recognized a pretax gain of $6,324,000, reported net of the associated interest attributed to CMG@Ventures' profit partners, reflected as "Gain on sale of Lycos, Inc. common stock."

During the first quarter of fiscal year 1998, CMG@Ventures, L.P. distributed 224,795 of its shares of Premiere Technologies, Inc.( Premiere) common stock to the Company, and allocated 58,538 Premiere shares to CMG@Ventures profit partners. The Company sold its 224,795 shares during the first quarter for proceeds of $7,555,000, realizing a net gain of $4,174,000 on the sale.


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

If a subsidiary has dilutive warrants or options outstanding, the Company's earnings per share is computed by first deducting from net earnings the income attributable to the potential exercise stock options or warrants of the subsidiary. This amount is then divided by the weighted average number of the Company's common and common equivalent shares outstanding during the period.

F.   SEGMENT INFORMATION

The Company's operations are classified in three primary business segments: (i) lists and database services, (ii) fulfillment services and (iii) investment and development. Summarized financial information by business segment is as follows:

                                         Three months ended October 31,
                                         ------------------------------
                                            1997                1996
                                            ----                ----
Net revenues:
  Lists and database services            $  2,540,000        $  3,100,000
  Fulfillment services                     12,024,000           3,544,000
  Investment and development               10,571,000           3,996,000
                                         ------------        ------------
                                         $ 25,135,000        $ 10,640,000
                                         ============        ============

Operating income (loss):
  Lists and database services            $    (41,000)       $ (1,423,000)
  Fulfillment services                      1,061,000             585,000
  Investment and development              (13,259,000)        (13,611,000)
                                         ------------        ------------
                                         $(12,239,000)       $(14,449,000)
                                         ============        ============

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



G.     CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

                                            Three months ended October 31,
                                            ------------------------------
                                               1997               1996
                                               ----               ----
Cash paid during the period for:
  Interest                                     $ 717              $  69
                                               =====              =====
  Income taxes                                 $  83              $  16
                                               =====              =====


H.     NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which establishes and simplifies standards for computing and presenting earnings per share. SFAS No. 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 will be effective for the Company's second quarter of fiscal 1998, and requires restatement of all previously reported earnings per share data that are presented. Early adoption of this statement is not permitted. The Company has not yet evaluated the impact of adopting SFAS No. 128.


I.     SUBSEQUENT EVENTS

Subsequent to October 31, 1997 the Company filed with the SEC on Form 144 its intent to sell up to an additional 400,000 shares of Lycos stock on the open market. Additionally, subsequent to October 31, 1997 the Company distributed 216,034 Lycos shares to the profit partners of CMG@Ventures, L.P. Through the subsequent sale and distribution of Lycos shares, the Company's ownership percentage in Lycos has been reduced from just in excess of 50% at October 31, 1997, to below 50% beginning in November, 1997. As such, beginning in November, 1997, the Company will account for its remaining investment in Lycos under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Lycos were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Lycos were consolidated with those of CMG's other
majority owned subsidiaries in the Company's consolidated balance sheets.   The
Company's historical quarterly consolidated operating results for the fiscal year ended July 31, 1997 and the fiscal quarter ended October 31, 1997 included Lycos sales and operating losses as follows:

(in thousands)

                                          Fiscal  Quarter ended
                        ---------------------------------------------------------------
                         Oct. 31,     Jan. 31,       Apr.       Jul. 31,     Oct. 31,
                           1996         1997        30,1997       1997         1997
                        -----------  -----------  -----------  -----------  -----------
Net revenues                $3,663     $5,004     $ 5,853        $ 7,753        $9,303
                            =======    =======    =======        =======        ======
Operating loss              $(3,341)   $(2,553)   $(1,753)       $(1,102)       $ (433)
                            =======    =======    =======        =======        ======

The Company's historical consolidated Balance Sheets as of July 31, 1997 and October 31, 1997 included Lycos current assets and liabilities and total assets and liabilities as follows:


                                   Jul. 31,        Oct. 31,
                                     1997            1997
                                 -----------     -----------

Current assets                     $60,745          $63,935
                                   =======          =======
Total assets                       $65,419          $67,694
                                   =======          =======
Current liabilities                $22,615          $25,822
                                   =======          =======
Total liabilities                  $27,772          $29,259
                                   =======          =======



Subsequent to October 31, 1997, on December 8, 1997, the Company announced that Intel Corporation has agreed to purchase a 4.9 percent ownership in CMG, subject to certain customary terms and conditions, and that the two companies intend to explore business opportunities to collaborate in the future.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this report, and the risks discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included in the Company's Annual Report on Form 10-K for the year ended July 31, 1997.

SALES OF LYCOS STOCK SUBSEQUENT TO OCTOBER  31, 1997

During the first fiscal quarter ended October 31, 1997 the Company filed with the SEC on Form 144 to sell up to 300,000 shares of Lycos stock on the open
market, of which 219,900 shares were then sold.   Subsequent to October  31,
1997 the Company filed with the SEC on Form 144 to sell up to an additional 400,000 shares of Lycos stock on the open market. Additionally, subsequent to October 31, 1997 the Company distributed 216,034 Lycos shares to the profit partners of CMG@Ventures, L.P. Through the subsequent sale and distribution of Lycos shares, the Company's ownership percentage in Lycos has been reduced from just in excess of 50% at October 31, 1997, to below 50% beginning in November, 1997. As such, beginning in November, 1997, the Company will account for its remaining investment in Lycos under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Lycos were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Lycos were consolidated with those of CMG's other majority owned subsidiaries in the Company's
consolidated balance sheets.   The Company's historical quarterly consolidated
operating results for the fiscal year ended July 31, 1997 and the fiscal quarter ended October 31, 1997 included Lycos sales and operating losses as follows:

(in thousands)

                                         Fiscal  Quarter ended
                       ---------------------------------------------------------------
                        Oct. 31,     Jan. 31,       Apr.       Jul. 31,     Oct. 31,
                          1996         1997        30,1997       1997         1997
                       -----------  -----------  -----------  -----------  -----------
Net revenues              $ 3,663    $ 5,004      $ 5,853       $ 7,753       $9,303
                          =======    =======      =======       =======       ======

Operating loss            $(3,341)   $(2,553)     $(1,753)      $(1,102)      $ (433)
                          =======    =======      =======       =======       ======

The Company's historical consolidated Balance Sheets as of July 31, 1997 and October 31, 1997 included Lycos current assets and liabilities and total assets and liabilities as follows:

                                  Jul. 31,        Oct. 31,
                                    1997            1997
                                 -----------     -----------

Current assets                    $60,745          $63,935
                                  =======          =======
Total assets                      $65,419          $67,694
                                  =======          =======
Current liabilities               $22,615          $25,822
                                  =======          =======
Total liabilities                 $27,772          $29,259
                                  =======          =======

SALE OF ENGAGE DATA WAREHOUSE PRODUCTS AND RESTRUCTURING OF ENGAGE TECHNOLOGIES

       From its inception in August, 1995, through July 31, 1997, the Company's wholly-owned subsidiary, Engage Technologies, Inc. (Engage) focused on providing traditional mailing list maintenance and database services (through its ListLab division), and on developing data mining, querying, analysis and targeting software products for use in large database applications. As such, the results of Engage's operations were classified in the Company's list and database services segment. During the first quarter of fiscal 1998, Engage sold certain rights to its Engage.Fusion(TM) and Engage.Discover(TM) data warehouse products to Red Brick Systems, Inc. (Red Brick) for $9.5 million and 238,160 shares of Red Brick common stock. These highly advanced products had been developed to accelerate the design and creation of very large data warehouses and perform high-end data query and analysis. Engage retained the exclusive right to sell Engage.Fusion and Engage.Discover to interactive media markets as part of its Engage Product Suite. Additionally, during the first quarter of fiscal year 1998, Engage transferred its ListLab division to the Company's recently formed subsidiary, CMG Direct

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)



Corporation. With the sale of these rights and transfer of its ListLab division, Engage has narrowed its focus to the Internet software solutions market, where it seeks to help companies individually distinguish, understand and interact with anonymous prospects and customers in personalized marketing, sales, and service relationships via the Internet. As a result of this repositioning, beginning in fiscal year 1998, the operating results of Engage are now classified in the Company's investment and development segment.

THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1996

     Net revenues for the quarter ended October 31, 1997 increased $14,495,000, or 136%, to $25,135,000 from $10,640,000 for the quarter ended October 31, 1996.
The increase was largely attributable to an increase of $8,480,000 in net revenues for the Company's fulfillment services segment, reflecting the acquisition of Pacific Direct Marketing Corporation (Pacific Link) on October 24, 1996. Additionally, net revenues in the Company's investment and development segment increased $6,575,000 primarily reflecting increased sales by
the Company's subsidiary, Lycos, Inc. (Lycos).   Lycos net revenues for the
quarter ended October 31, 1997 were $9,303,000. Net revenues in the Company's lists and database services segment decreased by $560,000, primarily reflecting reduced sales from a material customer. With the change in the Company's method for accounting for Lycos from consolidation to equity method, net revenues as reported in the Company's Consolidated Statements of Operations are expected to decline significantly in the near future. However, the Company believes that its portfolio of companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities during fiscal 1998. Therefore, absent the impact of the change in accounting for Lycos, the Company expects to report future revenue growth.

       Cost of revenues increased $9,893,000, or 184%, to $15,259,000 in the first quarter of fiscal 1998 from $5,366,000 for the corresponding period in fiscal 1997, reflecting an increase of $6,922,000 in the fulfillment services segment resulting from higher revenues, and an increase of $3,115,000 in the investment and development segment, primarily resulting from higher revenues and the commencement of operations at the Company's Navisite, Planet Direct and ADSmart subsidiaries. The start up of Internet operations at Navisite, Planet Direct and ADSmart, with minimal revenues during early stages, is the primary reason cost of revenues as a percentage of revenues in the investment and development segment increased from 36% in the first quarter of fiscal 1997 to 43% in the first quarter of fiscal 1998. In the fulfillment services segment, cost of revenues as a percentage of net revenues increased to 76% in the first quarter of fiscal 1998 from 62% in the first quarter of fiscal 1997, due to a shift in mix of services, primarily associated with the acquisition of Pacific Link. Compared with the first quarter of fiscal year 1997, cost of revenues as a percentage of net revenues in the lists and database services segment increased to 62% from 56% as the result of spreading fixed costs, such as facilities and equipment costs, over a lower revenue base.

       Research and development expenses increased $1,209,000, or 24%, to $6,174,000 in the quarter ended October 31, 1997 from $4,965,000 in the prior year's first quarter. In the investment and development segment, research and development expenses increased $2,346,000, primarily reflecting the continuation of product development and enhancement activities at all of the Company's Internet investments and the addition of Engage to this segment. Such increases were somewhat offset by reductions associated with NetCarta Corporation, FreeMark, and GeoCities, whose results were included within the Company's consolidated statements of operations during the first quarter of fiscal year 1997, but not included in fiscal year 1998 due to the sale of NetCarta to Microsoft in January, 1997, the discontinuance of operations at FreeMark in December, 1996, and the reduction in the Company's ownership in GeoCities to below 50%, resulting in a change in the Company's method of accounting for GeoCities from consolidation to equity method beginning in January, 1997. Research and development expenses decreased $1,118,000 in the lists and database services segment reflecting the removal of Engage from this segment. In addition, the Company recorded $1,312,000 of in-process research and development expenses related to the investments in Parable LLC (Parable) and Silknet Software, Inc. (Silknet) during the first quarter of fiscal 1997. Of the

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)



CMG@Ventures investments made during the first quarter of fiscal year 1998, the acquisition accounting and valuation for one investment of $1 million may result in a significant portion of the purchase price being identified as in-process research and development, which will be charged to operating results in the second quarter when the amount is determined. The Company anticipates it will continue to devote substantial resources to product development and that, absent the impact of the Company's change in accounting for its investment in Lycos beginning in November, 1997, these costs may substantially increase in future periods.

       Selling expenses increased $1,834,000, or 20% to $11,040,000 in the first quarter ended October 31, 1997 from $9,206,000 for the corresponding period in fiscal 1997. This increase was primarily attributable to a $1,697,000 increase in the Company's investment and development segment, primarily reflecting the sales and marketing efforts related to several product launches, continued growth of sales and marketing infrastructures, and the addition of Engage to this segment. Such increases were somewhat offset by reductions associated with NetCarta Corporation, FreeMark, and GeoCities, whose results were included within the Company's consolidated statements of operations during the first quarter of fiscal year 1997, but not included in fiscal year 1998. Selling expenses in the fulfillment services segment increased by $446,000 in comparison with last year's first quarter due to the acquisition of Pacific Link, and selling expenses in the lists and database services segment decreased by $309,000 versus the first quarter of fiscal 1997, reflecting the removal of Engage from this segment. Selling expenses decreased as a percentage of net revenues to 44% in the first quarter of fiscal 1998 from 87% for the corresponding period in fiscal 1997, primarily reflecting the impact of increased revenues. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that, absent the impact of the Company's change in accounting for its investment in Lycos beginning in November, 1997, these costs will substantially increase in future periods.

       General and administrative expenses increased $661,000, or 16%, to $4,901,000 in the first quarter of fiscal 1998 from $4,240,000 for the corresponding period in fiscal 1997. The investment and development segment experienced an increase of $377,000, primarily due to the building of management infrastructures in several of the Company's Internet investments and the addition of Engage to this segment. Such increases were somewhat offset by reductions associated with NetCarta Corporation, FreeMark, and GeoCities, whose results were included within the Company's consolidated statements of operations during the first quarter of fiscal year 1997, but not included in the first quarter of fiscal year 1998. General and administrative expenses in the fulfillment services segment increased by $655,000 in comparison with last year's first quarter, largely due to the acquisition of Pacific Link, and general and administrative expenses in the lists and database services segment decreased by $371,000 versus the first quarter of fiscal 1997, reflecting the removal of Engage from this segment. General and administrative expenses decreased as a percentage of net sales to 20% in the first quarter of fiscal 1998 from 40% in the first quarter of fiscal 1997, primarily reflecting the impact of increased revenues. Absent the impact of the Company's change in accounting for its investment in Lycos beginning in November, 1997, the Company anticipates that its general and administrative expenses will continue to increase significantly as the Company's subsidiaries, particularly in the investment and development segment, continue to grow and expand their administrative staffs and infrastructures.

          Gain on sale of data warehouse product rights occurred when the Company's subsidiary, Engage, sold certain rights to its Engage.Fusion(TM) and Engage.Discover(TM) data warehouse products to Red Brick Systems, Inc. (Red Brick) for $9.5 million and 238,160 shares of Red Brick common stock. Gain on sale of Lycos, Inc. common stock reflects the Company's net gain realized on the sale of 219,900 shares of Lycos stock. Gain on sale of Premiere Technologies, Inc. common stock reflects the Company's net gain realized on the sale of 224,795 shares of Premiere Technologies, Inc. stock. Interest expense increased $732,000 compared with the first quarter of fiscal 1997, primarily due to borrowings incurred to finance the Company's acquisition of Pacific Link on October 24, 1996, and interest expense related to the Company's $10 million collateralized corporate note payable to a bank which was issued in January 1997.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)



       Equity in losses of affiliates resulted from the Company's minority ownership in certain investments which are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates for the quarter ended October 31, 1997 include the results from the Company's minority ownership in Ikonic Interactive, Inc. , Parable, Silknet, GeoCities, Reel.com, and Speech Machines. Equity in losses of affiliates for the quarter ended October 31, 1996 included the results from the Company's minority ownership in TeleT, Vicinity Corporation, Ikonic Interactive, Inc., Parable, and Silknet. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

       Minority interest decreased to ($28,000) in the first quarter of fiscal 1998 from $2,422,000 in the corresponding period of fiscal 1997, primarily reflecting the improvement in Lycos results from a net loss of $2,759,000 for the first quarter of fiscal year 1997, to net income of $107,000 for the first quarter of fiscal year 1998, and the impact associated with FreeMark, and GeoCities, whose results were included within the Company's consolidated statements of operations during the first quarter of fiscal year 1997, but not included in fiscal year 1998.

       Income tax expense in the first quarter of fiscal 1998 was $2,433,000. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for the first quarter of fiscal 1998, gain on sale of data warehouse product rights, gain on sale of Lycos, Inc. common stock, and gain on sale of Premiere Technologies, Inc. common stock were excluded.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

       Working capital at October 31, 1997 decreased to $37.7 million compared to $38.6 million at July 31, 1997. The Company's principal sources of capital during the first quarter of fiscal 1998 were $9,543,000 received from the sale of Engage's data warehouse product rights, $7,149,000 received from the sale of 219,900 shares of Lycos stock, and $7,555,000 received from the sale of 224,795 shares of Premiere stock. The Company's principal uses of capital during the first quarter of fiscal 1998 were $12,370,000 for funding of operations, primarily those of start-up activities in the Company's investment and development segment, $10,697,000 for net repayments of lines of credit and long-term debt, $3,516,000 for investments in or bridge loans to Chemdex, Speech Machines, GeoCities and Parable, and $2,017,000 for purchases of property and equipment. With the change in the Company's method for accounting for Lycos from consolidation to equity method, working capital as reflected in the Company's Consolidated Balance Sheets will no longer include Lycos' working capital. The Company's working capital at October 31, 1997 of $37.7 million included Lycos working capital of $38.1 million.

       The Company's credit agreements include a $10 million corporate line which expires on May 14, 1998 and had an outstanding balance of $1 million at October 31, 1997, and a $4.5 million line available to SalesLink, which expires on October 1, 1998 and had an outstanding balance of $1,494,000 at October 31, 1997.

       Subsequent to October 31, 1997 the Company filed with the SEC on Form 144 to sell up to an additional 400,000 shares of Lycos stock on the open market. Additionally, subsequent to October 31, 1997 the Company distributed 216,034 shares to the profit partners of CMG@Ventures, L.P. Through the subsequent sale and distribution of Lycos shares, the Company's ownership percentage in Lycos has been reduced from just in excess of 50% at October 31, 1997, to below 50% beginning in November, 1997. As such, beginning in November, 1997, the Company will account for its remaining investment in Lycos under the equity method of accounting, rather than the consolidation method.

       On December 8, 1997, the Company announced that Intel Corporation has agreed to purchase a 4.9 percent ownership in CMG, subject to certain customary terms and conditions, and that the two companies intend to explore business opportunities to collaborate in the future.

       The Company intends to continue to fund existing and future Internet and interactive media investment and development efforts, and to actively seek new CMG@Ventures investment opportunities. The Company believes that existing working capital, available borrowings under the Company's corporate line of credit, cash proceeds from the sale of Lycos stock and proceeds from the sale of previously unissued stock to Intel Corporation will be sufficient to fund its operations, investments and capital expenditures for the foreseeable future. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through public or private offerings of the Company's or its subsidiaries' stock, or through debt financings.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES

                          PART II:  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
         ---------------------------------

(A)       Exhibits

          The following exhibits are filed herewith or incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

EXHIBIT NO.                              TITLE                                 METHOD OF FILING
-----------                              ------                                ----------------

3 (i) (1)              Amendment to the Restated Certificate of          Incorporated by reference to Exhibit 3
                       Incorporation                                     (i) (1) to the Registrant's quarterly
                                                                          report on Form 10-Q for the quarter ended
                                                                          April 30, 1996

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

10.1                  1995 Employee Stock Purchase Plan, as amended        Filed herewith.

10.2                  1986 Stock Option Plan, as amended                   Filed herewith.

10.3                  1995 Stock Option Plan for Non - Employee            Filed herewith.
                      Directors, as amended

4                     Specimen stock certificate representing              Incorporated by reference from
                      the common stock                                     Registration Statement on Form S-1, as
                                                                           amended, filed on November 10, 1993
                                                                           (Registration No. 33-71518)
11                    Statement re computation of per share earnings       Filed herewith.

27.1                  Restated Financial Data Schedule                     Filed herewith.
                      for the three months ended October 31, 1996

27.2                  Financial Data Schedule                              Filed herewith.
                      for the three months ended October 31, 1997

(B)  Reports on Form 8-K.

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CMG Information Services, Inc.

                                    By:   /s/ Andrew J. Hajducky III
                                          --------------------------
Date:  December 15, 1997                  Andrew J. Hajducky III, CPA
                                          Chief Financial Officer