Form 10-Q
period 1998-01-31
CMG INFORMATION SERVICES INC
filed 1998-03-17
CIK 914712

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JANUARY 31, 1998

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER  0-22846


                         CMG INFORMATION SERVICES, INC.
             -----------------------------------------------------
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

                     Yes      X                No
                          ---------              ----------

Number of shares outstanding of the issuer's common stock, as of March 13, 1998

COMMON STOCK, PAR VALUE $.01 PER SHARE                       10,614,092
--------------------------------------            ------------------------------
              Class                                Number of shares outstanding

                         CMG INFORMATION SERVICES, INC.
                                   FORM 10-Q

                                     INDEX



                                                               Page Number
                                                               -----------
Part I.   FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheets
            January 31, 1998 and July 31, 1997                        3

            Consolidated Statements of Operations
            Three and six months ended January 31, 1998 and 1997      4

            Consolidated Statements of Cash Flows
            Six months ended January 31, 1998 and 1997                5

            Notes to Interim Consolidated Financial Statements       6-11

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     12-18

Part II.  OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders      19

  Item 6.   Exhibits and Reports on Form 8-K                         20

SIGNATURE                                                            21

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


               (in thousands, except share and per share amounts)

                                                                                            January 31,        July 31,
                                                                                               1998              1997
                                                                                          --------------     --------------
                                                                                            (Unaudited)
                                        ASSETS
Current assets:
  Cash and cash equivalents                                                               $       30,113     $       59,762
  Available-for-sale securities                                                                    1,200              5,945
  Accounts and license fees receivable, less allowance for doubtful accounts                      15,853             28,935
  Prepaid expenses                                                                                 2,629              6,174
  Other current assets                                                                             7,343              5,875
                                                                                          --------------     --------------
              Total current assets                                                                57,138            106,691

Property and equipment, net                                                                        8,801             11,144
Investments in affiliates                                                                         29,236              9,160
Cost in excess of net assets of subsidiaries acquired, net of accumulated
 amortization                                                                                     16,385             17,109
Other assets                                                                                       2,941              4,250
                                                                                          --------------     --------------
                                                                                          $      114,501     $      148,354
                                                                                          ==============     ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                           $       22,700     $       22,494
  Current installments of long-term debt                                                           3,462              3,221
  Accounts payable                                                                                 8,468              9,959
  Accrued expenses                                                                                11,977             18,341
  Deferred revenues                                                                                2,906             13,680
  Other current liabilities                                                                        1,095                442
                                                                                          --------------     --------------
             Total current liabilities                                                            50,608             68,137

Long-term debt, less current installments                                                          7,778              9,550
Long-term deferred revenues                                                                           --              5,100
Deferred income taxes                                                                              7,183              8,481
Other long-term liabilities                                                                        3,894              2,119
Minority interest                                                                                  6,759             25,519
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued                           --                 --
  Common stock, $.01 par value.  Authorized 40,000,000 shares; issued 10,290,528
   shares at January 31, 1998 and 9,659,543 shares at July 31, 1997                                  103                 97
  Additional paid-in capital                                                                      29,705             16,879
  Net unrealized gain on available-for-sale securities                                                --                852
  Retained earnings                                                                                8,471             11,620
                                                                                          --------------     --------------
Total stockholders' equity                                                                        38,279             29,448
                                                                                          --------------     --------------
                                                                                          $      114,501     $      148,354
                                                                                          ==============     ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                    (in thousands, except per share amounts)

                                                        Three months ended January 31,           Six months ended January 31,
                                                    --------------------------------------  --------------------------------------
                                                           1998                1997                1998                1997
                                                    ------------------  ------------------  ------------------  ------------------
Net revenues                                                 $ 17,818            $ 18,897            $ 42,953            $ 29,537
Operating expenses:
  Cost of revenues                                             15,692              11,286              30,951              16,652
  Research and development                                      4,639               6,732              10,813              11,697
  In-process research and development                             875                  --                 875               1,312
  Selling                                                       5,685               9,114              16,725              18,320
  General and administrative                                    4,391               4,574               9,292               8,814
                                                             --------            --------            --------            --------
    Total operating expenses                                   31,282              31,706              68,656              56,795
                                                             --------            --------            --------            --------

Operating loss                                                (13,464)            (12,809)            (25,703)            (27,258)
                                                             --------            --------            --------            --------
Other income (expense):
  Interest income                                                 296                 687               1,139               1,649
  Interest expense                                               (716)               (427)             (1,486)               (465)
  Gain on sale of data warehouse product rights                    --                  --               8,437                  --
  Gain on sale of Lycos, Inc. common stock                     10,764                  --              17,088                  --
  Gain on sale of Premiere Technologies, Inc.
   common stock                                                    --                  --               4,174                  --

  Gain on sale of investment in TeleT
   Communications                                                  --                  --                  --               3,616

  Gain on sale of NetCarta Corporation                             --              15,111                  --              15,111
  Gain (loss) on stock issuance by Lycos, Inc.                      8                  --                 (86)                 --
  Equity in losses of affiliates                               (2,987)             (1,081)             (4,516)             (2,089)
  Minority interest                                                --               1,025                 (28)              3,447
                                                             --------            --------            --------            --------
                                                                7,365              15,315              24,722              21,269
                                                             --------            --------            --------            --------

Income (loss) before income taxes                              (6,099)              2,506                (981)             (5,989)
Income tax  expense (benefit)                                    (265)              1,840               2,168                 742
                                                             --------            --------            --------            --------
Net income (loss)                                            $ (5,834)           $    666            $ (3,149)           $ (6,731)
                                                             ========            ========            ========            ========
Net income (loss) per share:
  Basic                                                        $(0.58)              $0.07              $(0.32)             $(0.74)
                                                             ========            ========            ========            ========
  Diluted                                                      $(0.58)              $0.07              $(0.33)             $(0.74)
                                                             ========            ========            ========            ========
Shares used in computing net income (loss) per
 share:
  Basic                                                        10,040               9,198               9,828               9,140
                                                             ========            ========            ========            ========
  Diluted                                                      10,040               9,771               9,828               9,140
                                                             ========            ========            ========            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                 (in thousands)

                                                                                             Six months ended January 31,
                                                                                        --------------------------------------
                                                                                               1998                1997
                                                                                        ------------------  ------------------
Cash flows from operating activities:
  Net loss                                                                                       $ (3,149)           $ (6,731)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization                                                                   3,037               2,513
    Deferred income taxes                                                                          (1,534)                (39)
    Gain on sale of data warehouse product rights                                                  (8,437)                 --
    Gains on sales of CMG@Ventures investments                                                    (21,262)            (18,727)
    Loss on stock issuance by Lycos, Inc.                                                              86                  --
    Equity in losses of affiliates                                                                  4,516               2,089
    Minority interest                                                                                  28              (3,447)
    In-process research and development                                                               875               1,312
    Changes in operating assets and liabilities, excluding effects from acquisitions and divestitures of subsidiaries:
     Accounts and license fees receivable                                                          (3,663)             (7,691)
     Prepaid expenses and other current assets                                                     (5,240)             (2,261)
     Accounts payable and accrued expenses                                                          1,956               4,284
     Deferred revenues                                                                              1,922               4,355
     Refundable and accrued income taxes, net                                                       3,906                 199
     Other assets and liabilities                                                                    (289)                246
                                                                                                 --------            --------
Net cash used for operating activities                                                            (27,248)            (23,898)
                                                                                                 --------            --------
Cash flows from investing activities:
  Additions to property and equipment                                                              (2,928)             (3,428)
  Proceeds from sale of data warehouse product rights                                               9,543                  --
  Proceeds from sales of CMG@Ventures investments                                                  26,353              19,018
  Investments in affiliates and acquisitions of subsidiaries                                       (7,387)            (18,326)
  Proceeds from sales or maturities of available-for-sale securities                                   --              10,568
  Reduction in cash due to deconsolidation of Lycos, Inc.                                         (41,017)                 --
  Other                                                                                              (154)               (600)
                                                                                                 --------            --------
Net cash provided by (used for) investing activities                                              (15,590)              7,232
                                                                                                 --------            --------

Cash flows from financing activities:
  Proceeds from issuance of notes payable, net of repayments                                          206              13,100
  Proceeds from issuance of long-term debt                                                             --               5,500
  Repayments of long-term debt                                                                     (1,531)                 --
  Sale of common and treasury stock, net                                                           12,142               7,470
  Purchase of treasury stock                                                                           --                (984)
  Proceeds from issuance of stock by subsidiary                                                       477                  --
  Other                                                                                             1,895               1,807
                                                                                                 --------            --------
Net cash provided by financing activities                                                          13,189              26,893
                                                                                                 --------            --------
Net increase (decrease) in cash and cash equivalents                                              (29,649)             10,227
Cash and cash equivalents at beginning of period                                                   59,762              63,387
                                                                                                 --------            --------
Cash and cash equivalents at end of period                                                       $ 30,113            $ 73,614
                                                                                                 ========            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

A.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by CMG Information Services, Inc. ("CMG" or the "Company") in accordance with generally accepted accounting principles. In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 1997 which are contained in the Company's Annual Report on Form 10-K. The results for the three and six month periods ended January 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with current year presentation.


B.     DECONSOLIDATION OF LYCOS, INC.

During the second fiscal quarter ended January 31, 1998, the Company sold 340,000 shares of Lycos stock on the open market and distributed 216,034 Lycos shares to the profit members of CMG@Ventures I LLC (formerly CMG@Ventures L.P.). Through the sale and distribution of Lycos shares, the Company's ownership percentage in Lycos has been reduced from just in excess of 50% at October 31, 1997, to below 50% beginning in November, 1997, and to 45% as of January 31, 1998. As such, starting in November, 1997, the Company began accounting for its remaining investment in Lycos under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Lycos were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Lycos were consolidated with those of CMG's other majority owned subsidiaries in the Company's
consolidated balance sheets.   The Company's historical quarterly consolidated
operating results for the fiscal year ended July 31, 1997 and the fiscal quarter ended October 31, 1997 included Lycos sales and operating losses as follows:

(in thousands)

                                                          Fiscal Quarter Ended
                                        ---------------------------------------------------------------
                                         Oct. 31,      Jan. 31,    Apr. 30,     Jul. 31,     Oct. 31,
                                           1996         1997         1997         1997         1997
                                        -----------  -----------  -----------  -----------  -----------
Net revenues                              $3,663       $ 5,004     $ 5,853      $ 7,753        $ 9,303
                                        ===========  ===========  ===========  ===========  ============
Operating loss                            $(3,341)     $(2,553)    $(1,753)     $(1,102)       $  (433)
                                        ===========  ===========  ===========  ===========  ============

The Company's historical consolidated balance sheets as of July 31, 1997 and October 31, 1997 included Lycos current assets and liabilities and total assets and liabilities as follows:

                                    Jul. 31,     Oct. 31,
                                      1997         1997
                                   -----------  -----------
Current assets                         $60,745      $63,935
                                   ===========  ===========
Total assets                           $65,419      $67,694
                                   ===========  ===========
Current liabilities                    $22,615      $25,822
                                   ===========  ===========
Total liabilities                      $27,772      $29,259
                                   ===========  ===========

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



B.     DECONSOLIDATION OF LYCOS, INC. (CONTINUED)

The following table contains the summarized financial information for Lycos subsequent to deconsolidation in November, 1997:

(in thousands)
Condensed Statement of Operations:
                                                      Quarter
                                                       Ended
                                                      Jan. 31,
                                                        1998
                                                     -----------
Net revenues                                             $12,603
                                                     ===========
Operating loss                                            $ (263)
                                                     ===========
Net income                                                $  301
                                                     ===========
Condensed Balance Sheet:
                                                      Jan. 31,
                                                        1998
                                                     -----------
Current assets                                           $65,569

Noncurrent assets                                          6,132
                                                     -----------
Total assets                                             $71,701
                                                     ===========

Current liabilities                                      $26,609
Noncurrent liabilities                                     6,009
Stockholders' equity                                      39,083
                                                     -----------
Total liabilities and stockholders' equity               $71,701
                                                     ===========


C.     SALE OF ENGAGE DATA WAREHOUSE PRODUCTS AND RESTRUCTURING OF ENGAGE
       TECHNOLOGIES

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

The 238,160 shares of Red Brick common stock received from the sale of Engage's data warehouse products are subject to a one year restriction on transferability, and have been classified in available-for-sale securities, with a carrying value of $1,200,000, net of market value discount to reflect the holding period requirement. The estimated fair value of these shares approximates their carrying value as of January 31, 1998.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



D.     SALES AND DISTRIBUTIONS OF LYCOS AND PREMIERE TECHNOLOGIES STOCK

During the first six months of fiscal 1998, CMG@Ventures I LLC (formerly CMG@Ventures L.P.) distributed 2,033,334 of its shares of Lycos, Inc. (Lycos) common stock to the Company, and 382,544 shares to CMG@Ventures I LLC's profit members. During fiscal 1998, the Company filed with the SEC on Form 144 its intent to sell 700,000 of its shares of Lycos stock on the open market. During the first quarter of fiscal 1998, the Company sold 219,900 of its Lycos shares for proceeds of $7,149,000 and recognized a pretax gain of $6,324,000 on the sales. The Company sold an additional 340,000 of its Lycos shares during the second quarter of fiscal 1998 for proceeds of $11,649,000 and recognized a pretax gain of $10,764,000 on the sales. The gains on the Company's sales of Lycos shares are reported net of the associated interest attributed to CMG@Ventures I LLC's profit members.

During the first quarter of fiscal year 1998, CMG@Ventures I LLC distributed 224,795 of its shares of Premiere Technologies, Inc. ( Premiere) common stock to the Company, and allocated 58,538 Premiere shares to CMG@Ventures I LLC's profit members. The Company sold its 224,795 shares during the first quarter for proceeds of $7,555,000, realizing a net gain of $4,174,000 on the sale.


E.     SALE OF COMMON STOCK TO INTEL CORPORATION

Pursuant to a stock purchase agreement entered into as of December 19, 1997, the Company sold 503,002 shares of its common stock (the "CMG Shares") to Intel Corporation (Intel) on December 19, 1997, representing 4.9% of CMG's total outstanding shares of common stock following the sale. The CMG Shares were priced at $21.74 per share, with proceeds to CMG totaling $10,937,000. The CMG Shares purchased by Intel are not registered under the Securities Act of 1933, as amended. Under the terms of the agreement, Intel is entitled to two demand registration rights as well as piggyback registration rights. Additionally, Intel is subject to "stand still" provisions, whereby it is prohibited for a period of three years, without the consent of CMG, (i) from increasing its ownership in CMG above ten percent of CMG's outstanding shares, (ii) from exercising any control or influence over CMG, and (iii) from entering into any voting agreement with respect to its CMG Shares.


F.     ACQUISITIONS AND INVESTMENTS

During the first quarter of fiscal 1998, the Company, through its limited liability company subsidiaries, CMG@Ventures I LLC and CMG@Ventures II LLC (together CMG@Ventures), invested a total of $3,016,000 to acquire an initial 11% minority ownership interest in Chemdex Corporation (Chemdex), a developer of an online marketplace for life science products, an initial 22% interest in Speech Machines plc (Speech Machines), a developer of productivity-enhancing technologies using advanced speech recognition applications, and to participate in a follow on equity round of financing raised by GeoCities. During the first quarter of fiscal 1998, the Company's investment in Chemdex was carried at cost
in CMG's financial statements.   The Company's investment in Speech Machines is
accounted for under the equity method. The GeoCities financing round included participation from outside investors, and afterwards, the Company's ownership in
GeoCities remained unchanged at 41%.   Also in the first quarter of fiscal year
1998, the Company, through CMG@Ventures, exercised 96,000 Lycos options for an investment of $192,000, and provided $500,000 of bridge loan financing to Parable LLC. CMG had initially purchased its 96,000 Lycos options in fiscal 1997 for $456,000.

In addition, the Company formed a new wholly owned subsidiary, THE PASSWORD Internet Publishing Corporation (THE PASSWORD), during the first quarter of fiscal 1998. THE PASSWORD uses the core ECHO (TM) technology developed by InfoMation Publishing Corporation, to provide an Internet service which packages content, commerce and community around highly specific, special interests. The results of operations of THE PASSWORD are included in the Company's investment and development segment.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



F.     ACQUISITIONS AND INVESTMENTS (CONTINUED)

During the second quarter of fiscal 1998, CMG @Ventures invested a total of $2,800,000 in additional equity rounds of Sage Enterprises, Inc. (Sage Enterprises), Speech Machines and Chemdex. As a result of these investments, the Company's ownership interests in Sage Enterprises, Speech Machines and Chemdex increased to 29%, 29% and just in excess of 20%, respectively. As a result of the Company's ownership interest in Chemdex increasing from 11% to just in excess of 20%, the Company began accounting for its investment in Chemdex on the equity method during the second quarter. CMG@Ventures also provided bridge loan financing totaling $1,071,000 to Parable LLC and Reel.com LLC during the second quarter of fiscal 1998.

Also in the second quarter of fiscal 1998, GeoCities raised $25,000,000 in additional equity financing from SOFTBANK Holdings, Inc. As a result of the additional shares issued by GeoCities, CMG@Ventures' ownership interest in GeoCities decreased from 41% to 35%.

The acquisition accounting and valuation for the total of $1,800,000 invested in Speech Machines by the Company during fiscal 1998 resulted in $875,000 being identified as in-process research and development, which was expensed during the second quarter because technological feasibility had not been reached at the dates the investments were made. The acquisition accounting and valuation for the Company's investments in Sage Enterprises and Chemdex, totaling $3,250,000 to date, could result in a significant portion of the purchase price being identified as in-process research and development. These amounts, if any, will be charged to operating results in the third quarter of fiscal 1998 when the acquisition accounting and valuation for these investments are determined.


G.     NOTES PAYABLE

On January 20, 1998, the Company renewed its collateralized corporate borrowing for an additional term of one year and increased the outstanding principal amount under this facility from $10,000,000 to $20,000,000. This borrowing is secured by 1,255,789 of the Company's shares of Lycos common stock, with interest payable quarterly at a rate of LIBOR plus 1.75%. Under this agreement, the Company could become subject to additional collateral requirements under certain circumstances. The Company has entered into an interest rate swap arrangement which effectively fixed the interest rate on this $20 million debt at a rate of 7.40% beginning April 20, 1998 through January 20, 1999. Also on January 20, 1998, the Company's corporate line of credit facility was amended to reduce the allowable borrowings from $10,000,000 to $5,000,000. The Company has no outstanding borrowings under this facility as of January 31, 1998.

Notes payable at January 31, 1998 also include $2,700,000 owed by the Company's subsidiary, SalesLink Corporation, under its line of credit facility.


H.     EARNINGS (LOSS) PER SHARE

During the quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 required the Company to change the method formerly used to compute earnings per share and to restate all prior periods presented. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Weighted average common equivalent shares outstanding during the period, using the "treasury stock method", are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Accordingly, since the Company reported a net loss for the three and six month periods ended January 31, 1998 and the six month period ended January 31, 1997, common equivalent shares have not been included in the calculation of diluted earnings per share for these periods.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



H.     EARNINGS (LOSS) PER SHARE (CONTINUED)

If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from net income (loss), the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. Accordingly, the Company's net loss for the three and six months ended January 31, 1998 has been increased by $19,000 and $102,000, respectively, for purposes of calculating diluted net loss per share.

The following table sets forth the reconciliation of the net income (loss) per share calculation per SFAS No. 128:

(in thousands, except per share amounts)
                                                       Three months ended January 31,           Six months ended January 31,
                                                    -------------------------------------  --------------------------------------
                                                           1998               1997                1998                1997
                                                    ------------------  -----------------  ------------------  ------------------
Basic net income (loss) per share:
----------------------------------

Net income (loss)  (A)                                        $(5,834)             $  666            $(3,149)            $(6,731)
                                                    =================   =================  =================   =================

Weighted average common shares outstanding (B)                 10,040               9,198              9,828               9,140
                                                    =================   =================  =================   =================

Basic net income (loss) per share  (A/B)                      $ (0.58)             $ 0.07            $ (0.32)            $ (0.74)
                                                    =================   =================  =================   =================
Diluted net income (loss) per share:
------------------------------------

Net income (loss)                                             $(5,834)             $  666            $(3,149)            $(6,731)
Net effect of income attributable to dilutive
 subsidiary stock equivalents                                     (19)                 --               (102)                 --
                                                    -----------------   -----------------  -----------------   -----------------
Net income (loss) available to common
 stockholders   (C)                                           $(5,853)             $  666            $(3,251)            $(6,731)
                                                    =================   =================  =================   =================
Weighted average common shares outstanding                     10,040               9,198              9,828               9,140
Weighted average dilutive common stock
 equivalents outstanding                                           --                 573                 --                  --
                                                    -----------------   -----------------  -----------------   -----------------
Shares used in calculating per share amount  (D)               10,040               9,771              9,828               9,140
                                                    =================   =================  =================   =================

Diluted net income (loss) per share  (C/D)                    $ (0.58)             $ 0.07            $ (0.33)            $ (0.74)
                                                    =================   =================  =================   =================


I.  CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

                                                            Six months ended January 31,
                                                         ------------------------------------
                                                               1998               1997
                                                         -----------------  -----------------
Cash paid during the period for:
  Interest                                                          $1,334              $ 253
                                                         =================  =================
  Income taxes                                                      $  383              $ 675
                                                         =================  =================

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



J.     SEGMENT INFORMATION

The Company's operations are classified in three primary business segments: (i) lists and database services, (ii) fulfillment services and (iii) investment and development. Summarized financial information by business segment is as follows:

                                         Three months ended January 31,    Six months ended January 31,
                                        --------------------------------  ------------------------------
                                             1998             1997             1998            1997
                                        ---------------  ---------------  --------------  --------------
Net revenues:

  Investment and development              $  1,760,000     $  5,443,000    $ 12,331,000    $  9,439,000
  Fulfillment services                      13,470,000       10,615,000      25,494,000      14,159,000
  Lists and database services                2,588,000        2,839,000       5,128,000       5,939,000
                                          ------------     ------------    ------------    ------------
                                          $ 17,818,000     $ 18,897,000    $ 42,953,000    $ 29,537,000
                                          ============     ============    ============    ============

Operating income (loss):

  Investment and development              $(14,786,000)    $(11,735,000)   $(28,045,000)   $(25,346,000)
  Fulfillment services                       1,149,000        1,512,000       2,210,000       2,097,000
  Lists and database services                  173,000       (2,586,000)        132,000      (4,009,000)
                                          ------------     ------------    ------------    ------------
                                          $(13,464,000)    $(12,809,000)   $(25,703,000)   $(27,258,000)
                                          ============     ============    ============    ============


K.     Subsequent Events

On February 11, 1998, Lycos acquired Tripod, Inc. (Tripod). All outstanding shares of Tripod and warrants and options to purchase Tripod stock were converted into 1,560,363 shares of Lycos common stock and options and warrants to purchase Lycos common stock. The acquisition will be accounted for as a purchase by Lycos. Results of operations for Tripod will be consolidated with those of Lycos for periods subsequent to the date of acquisition.

Pursuant to a stock purchase agreement entered into as of February 15, 1998, the Company sold 312,500 shares of its common stock ("the CMG Shares") to Sumitomo Corporation ("Sumitomo") on February 27, 1998. The CMG Shares were priced at $32.00 per share, with proceeds to CMG totaling $10,000,000. The CMG Shares purchased by Sumitomo are not registered under the Securities Act of 1933, as amended, and carry a one year restriction on transfer or sale. Under the terms of the agreement and following the one-year period, Sumitomo is entitled to two demand registration rights as well as piggyback registration rights. Additionally, Sumitomo is subject to "stand still" provisions, whereby it is prohibited for a period of three years, without the consent of CMG, from (i) increasing its ownership in CMG above ten percent of CMG's outstanding shares,
(ii) proposing or soliciting any person to propose a business combination with, or change of control of, CMG, (iii) making, proposing or soliciting any person to propose a tender offer for CMG stock, and (iv) entering into any voting agreement with respect to its CMG Shares.

On March 12, 1998, the Company announced a letter agreement to purchase Accipiter, Inc., a provider of Internet advertising management solutions, for CMG stock initially valued at $35 million. Under the terms of the agreement, Accipiter will become a wholly owned subsidiary of CMG and will ultimately be merged with CMG's subsidiary, Engage Technologies, Inc. The transaction will be accounted for as a purchase.

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


DECONSOLIDATION OF LYCOS, INC, BEGINNING NOVEMBER, 1997

     During the second fiscal quarter ended January 31, 1998, the Company sold 340,000 shares of Lycos stock on the open market and distributed 216,034 Lycos shares to the profit members of CMG@Ventures I LLC (formerly CMG@Ventures, L.P.). Through the sale and distribution of Lycos shares, the Company's ownership percentage in Lycos has been reduced from just in excess of 50% at October 31, 1997, to below 50% beginning in November, 1997, and to 45% as of January 31, 1998. As such, starting in November, 1997, the Company began accounting for its remaining investment in Lycos under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Lycos were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Lycos were consolidated with those of CMG's other majority owned subsidiaries in
the Company's consolidated balance sheets.   The Company's historical quarterly
consolidated operating results for the fiscal year ended July 31, 1997 and the fiscal quarter ended October 31, 1997 included Lycos sales and operating losses as follows:

(in thousands)

                                                          Fiscal  Quarter ended
                                        ---------------------------------------------------------------
                                         Oct. 31,     Jan. 31,      Apr. 30,     Jul. 31,     Oct. 31,
                                           1996         1997         1997         1997         1997
                                        -----------  -----------  -----------  -----------  -----------
Net revenues                               $ 3,663        $5,004      $5,853       $7,753       $9,303
                                        ==========   ===========  ==========   ==========   ==========
Operating loss                             $(3,341)      $(2,553)    $(1,753)     $(1,102)      $ (433)
                                        ==========   ===========  ==========   ==========   ==========

The Company's historical consolidated Balance Sheets as of July 31, 1997 and October 31, 1997 included Lycos current assets and liabilities and total assets and liabilities as follows:

                                                                                Jul. 31,     Oct. 31,
                                                                                  1997         1997
                                                                               -----------  -----------
Current assets                                                                     $60,745      $63,935
                                                                                ==========  ===========
Total assets                                                                       $65,419      $67,694
                                                                                ==========  ===========
Current liabilities                                                                $22,615      $25,822
                                                                                ==========  ===========
Total liabilities                                                                  $27,772      $29,259
                                                                                ==========  ===========


SALE OF ENGAGE DATA WAREHOUSE PRODUCTS AND RESTRUCTURING OF ENGAGE TECHNOLOGIES

       From its inception in August, 1995, through July 31, 1997, the Company's wholly-owned subsidiary, Engage Technologies, Inc. (Engage) focused on providing traditional mailing list maintenance and database services (through its ListLab division), and on developing data mining, querying, analysis and targeting software products for use in large database applications. As such, the results of Engage's operations were classified in the Company's list and database services segment. During the first quarter of fiscal 1998, Engage sold certain rights to its Engage.Fusion(TM) and Engage.Discover(TM) data warehouse products to Red Brick Systems, Inc. (Red Brick) for $9.5 million and 238,160 shares of Red Brick common stock. These highly advanced products had been developed to accelerate the design and creation of very large data warehouses and perform high-end data query and analysis. Engage retained the exclusive right to sell Engage.Fusion and Engage.Discover to interactive media markets as part of its Engage Product Suite. Additionally, during the first quarter of fiscal year 1998, Engage transferred its ListLab division to the Company's recently formed subsidiary, CMG Direct Corporation. With the sale of these rights and transfer of its ListLab division, Engage narrowed its focus to the Internet software solutions market, where it seeks to help companies individually distinguish, understand and interact with anonymous prospects and customers in personalized marketing, sales, and service relationships via the Internet. As a result of this repositioning, beginning in fiscal year 1998, the operating results of Engage are now classified in the Company's investment and development segment.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)



THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

     Net revenues for the Company's second fiscal quarter ended January 31, 1998 decreased $1,079,000, or 6%, to $17,818,000 from $18,897,000 for the quarter ended January 31, 1997. The net decrease reflects decreases of $3,683,000 and $251,000 in the Company's investment and development, and lists and database services segments, respectively, partially offset by an increase of $2,855,000 for the Company's fulfillment services segment. The investment and development segment decrease primarily reflects the impact of deconsolidating Lycos, which comprised $5,004,000 of prior year second quarter net revenues, offset by the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997. The increase in fulfillment services segment revenues primarily reflects additional turnkey business from existing customers. Net revenues in the Company's lists and database services segment decreased by $251,000, primarily reflecting reduced sales from a significant customer. The Company believes that its portfolio of companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities. Therefore, absent the impact of the change in accounting for Lycos, the Company expects to report future revenue growth.

     Cost of revenues increased $4,406,000, or 39%, to $15,692,000 in the second quarter of fiscal 1998 from $11,286,000 for the corresponding period in fiscal 1997, reflecting increases of $2,829,000 and $1,936,000 in the fulfillment services and investment and development segments, respectively, offset by a $359,000 decrease in the lists and database services segment. The increase in the investment and development segment primarily resulted from the commencement of operations at the Company's Navisite, Engage, Planet Direct and ADSmart subsidiaries, and the impact of consolidating Vicinity beginning in fourth quarter fiscal 1997, offset by the impact of deconsolidating Lycos. Lycos comprised $1,090,000 of prior year second quarter cost of revenues. The start up of Internet operations at Navisite, Engage, Planet Direct and ADSmart, with minimal revenues during early stages, is the primary reason cost of revenues as a percentage of revenues in the investment and development segment increased from 35% in the second quarter of fiscal 1997 to 218% in the second quarter of fiscal 1998. In the fulfillment services segment, cost of revenues increased as a result of revenue increases, and increased as a percentage of net revenues to 78% in the second quarter of fiscal 1998 from 72% in the second quarter of fiscal 1997, due to a shift in mix of services from literature fulfillment towards lower margin turnkey business. Compared with the second quarter of fiscal year 1997, cost of revenues in the lists and database services segment decreased as result of the combined impact of sales decreases and operating cost reductions. Operating cost savings in the lists and database services segment resulted in a reduction of cost of revenues as a percentage of net revenues to 55% from 63% in last year's second quarter.

     Research and development expenses decreased $2,093,000, or 31%, to $4,639,000 in the quarter ended January 31, 1998 from $6,732,000 in the prior year's second quarter, primarily reflecting decreases of $1,609,000 and $471,000 in the lists and database services and investment and development segments, respectively. The lists and database services segment decrease primarily reflects the removal of Engage from the segment. Investment and development segment results include a $976,000 reduction from deconsolidating Lycos, reduced development costs associated with the progression of Planet Direct, ADSmart and Blaxxun from initial development stages towards commercial operations, and reductions associated with NetCarta Corporation, whose results were included during the second quarter of fiscal year 1997, but have not been included since the sale of NetCarta to Microsoft in January, 1997. Partially offsetting such reductions, investment and development segment results include increases associated with the inclusion of Engage and increases associated with the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997. In addition, the Company recorded $875,000 of in-process research and development expense during the second quarter of fiscal 1998 related to CMG@Ventures II's investments in Speech Machines. Further, related to CMG@Ventures investments made during the second quarter of fiscal year 1998, the acquisition accounting and valuation for total investments of $3.3 million in Chemdex and Sage Enterprises may result in a significant portion of the purchase price being identified as in-process research and development, which will be charged to operating results in the third quarter when the amount is determined. The Company anticipates it will continue to devote substantial resources to product development and that, absent the impact of the Company's change in accounting for Lycos, these costs may substantially increase in future periods.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)



     Selling expenses decreased $3,429,000, or 38% to $5,685,000 in the second quarter ended January 31, 1998 from $9,114,000 for the corresponding period in fiscal 1997, primarily reflecting decreases of $2,994,000 and $484,000 in the investment and development and lists and database services segments,
respectively.   Investment and development segment results include a $4,754,000 reduction from deconsolidating Lycos, reduced marketing expenses at Blaxxun, and reductions associated with NetCarta Corporation, whose results were included during the second quarter of fiscal year 1997, but have not been included since its January, 1997 sale. These decreases were partially offset by increased sales and marketing expenses related to several product launches, continued growth of sales and marketing infrastructures, and the addition of Engage to this segment. The lists and database services segment decrease primarily reflects the removal of Engage from the segment. Selling expenses decreased as a percentage of net revenues to 32% in the second quarter of fiscal 1998 from 48% for the corresponding period in fiscal 1997, primarily reflecting the impacts of the deconsolidation of Lycos and of increased revenues in the Company's fulfillment services segment. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that, absent the impact of the Company's change in accounting for Lycos, these costs will substantially increase in future periods.

     General and administrative expenses decreased $183,000, or 4%, to $4,391,000 in the second quarter of fiscal 1998 from $4,574,000 for the corresponding period in fiscal 1997. The investment and development segment experienced a net increase of $22,000, reflecting increases due to the building of management infrastructures in several of the Company's Internet investments and the addition of Engage to this segment, offset by a $737,000 reduction from deconsolidating Lycos and reductions associated with NetCarta Corporation, whose results have been excluded since its January, 1997 sale. General and administrative expenses in the fulfillment services segment increased by $353,000 in comparison with last year's second quarter, reflecting the addition of management and infrastructure in support of growth in the segment. General and administrative expenses in the lists and database services segment decreased by $558,000 versus the second quarter of fiscal 1997, reflecting the removal of Engage from this segment. General and administrative expenses increased slightly as a percentage of net sales to 25% in the second quarter of fiscal 1998 from 24% in the second quarter of fiscal 1997. Absent the impact of the Company's change in accounting for its investment in Lycos, the Company anticipates that its general and administrative expenses will continue to increase significantly as the Company's subsidiaries, particularly in the investment and development segment, continue to grow and expand their administrative staffs and infrastructures.

     Gain on sale of Lycos, Inc. common stock reflects the Company's net gain realized on the sale of 340,000 shares of Lycos stock. Gain on sale of NetCarta Corporation in fiscal year 1997 reflects the Company's pretax gain on sale of CMG@Ventures' NetCarta subsidiary on January 31, 1997. Interest expense increased $289,000 compared with the second quarter of fiscal 1997, primarily due to higher average corporate borrowings related to the Company's $10 million collateralized corporate note payable which was issued in January, 1997 and increased to $20 million in January, 1998.

     Equity in losses of affiliates resulted from the Company's ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates for the quarter ended January 31, 1998 include the results from the Company's minority ownership in Ikonic Interactive, Inc., Parable, Silknet, GeoCities, Reel.com, Speech Machines, Lycos, Chemdex, and Sage Enterprises. Equity in losses of affiliates for the quarter ended January 31, 1997 included the results from the Company's minority ownership in Vicinity Corporation, Ikonic Interactive, Inc., Parable, Silknet, and GeoCities. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)



     Minority interest decreased to zero in the second quarter of fiscal 1998 from $1,025,000 in the corresponding period of fiscal 1997, primarily reflecting the deconsolidation of Lycos results beginning in the second quarter of fiscal year 1998, and the impact associated with FreeMark and GeoCities, whose results were included within the Company's consolidated statements of operations during a portion of the second quarter of fiscal year 1997, but not included in fiscal year 1998.

     Income tax benefit in the second quarter of fiscal 1998 was $265,000. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for the second quarter of fiscal 1998, gain on sale of Lycos, Inc. common stock was excluded. The Company's effective tax rate differs materially from the federal statutory rate primarily due to the provision for state income taxes, non-deductible goodwill amortization and the Company's inability to record a tax benefit from losses of certain entities not included in the Company's consolidated income tax return.


SIX MONTHS ENDED JANUARY 31, 1998 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1997

     Net revenues increased $13,416,000, or 45%, to $42,953,000 for the six months ended January 31, 1998 from $29,537,000 for the corresponding period in fiscal 1997. The net increase reflects increases of $11,335,000 and $2,892,000 in the Company's fulfillment services, and investment and development segments, respectively, partially offset by a decrease of $811,000 for the Company's lists and database services segment. The increase in fulfillment services segment revenues reflects the acquisition of Pacific Link on October 24, 1996 and the subsequent addition of new turnkey business from existing customers. The investment and development segment increase primarily reflects the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997, commencement of operations at the Company's Navisite, Engage, Planet Direct and ADSmart subsidiaries, and $657,000 higher revenues for the three months Lycos was consolidated in fiscal 1998 compared with the six months they were included in prior year. The net revenue decrease in the Company's lists and database services segment primarily reflects reduced sales from a significant customer. The Company believes that its portfolio of companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities. Therefore, absent the impact of the change in accounting for Lycos, the Company expects to report future revenue growth.

     Cost of revenues increased $14,299,000, or 86%, to $30,951,000 for the six months ended January 31, 1998 from $16,652,000 for the corresponding period in fiscal 1997. Cost of revenues for the Company's fulfillment services, and investment and development segments increased $9,751,000 and $5,051,000, respectively, resulting from higher sales in both segments and commencement of operations at the Company's Navisite, Engage, Planet Direct and ADSmart subsidiaries within the investment and development segment. Lists and database services segment cost of revenues decreased $503,000 as result of the combined impact of sales decreases and operating cost reductions during the second quarter of fiscal 1998. The start up of Internet operations at Navisite, Engage, Planet Direct and ADSmart, with minimal revenues during early stages, is the primary reason cost of revenues as a percentage of revenues in the investment and development segment increased from 35% in the first six months of
fiscal 1997 to 68% in the first six months of fiscal 1998.   In the fulfillment
services segment, cost of revenues increased as a percentage of net revenues to 77% in the first six months of fiscal 1998 from 69% in the first half of fiscal 1997, due to a shift in mix of services from literature fulfillment towards lower margin turnkey business.

     Research and development expenses decreased $884,000, or 8%, to $10,813,000 in the six months ended January 31, 1998 from $11,697,000 for the corresponding fiscal 1996 period, primarily reflecting a decrease of $2,727,000 in the Company's lists and database services segment, partially offset by an increase of $1,875,000 in the investment and development segments. The lists and database services segment decrease primarily reflects the removal of Engage from the segment. Investment and development segment results include increases associated with the inclusion of Engage, the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997, and increased development costs for InfoMation and The Password.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)



Partially offsetting such increases, investment and development segment results include a $508,000 reduction from deconsolidating Lycos, reduced development costs associated with the progression of Planet Direct, ADSmart and Blaxxun from initial development stages towards commercial operations, and reductions associated with NetCarta Corporation, whose results were included during the first half of fiscal year 1997, but have been excluded since the sale of NetCarta to Microsoft in January, 1997. In addition, the Company recorded $875,000 of in-process research and development expense during the second quarter of fiscal 1998 related to CMG@Ventures II's investments in Speech Machines, compared to $1,312,000 in the first half of fiscal 1997 related to investments in Parable and Silknet. Further, related to CMG@Ventures' investments made during the second quarter of fiscal year 1998, the acquisition accounting and valuation for total investments of $3.3 million in Chemdex and Sage Enterprises may result in a significant portion of the purchase price being identified as in-process research and development, which will be charged to operating results in the third quarter when the amount is determined. The Company anticipates it will continue to devote substantial resources to product development and that, absent the impact of the Company's change in accounting for Lycos, these costs may substantially increase in future periods.

     Selling expenses decreased $1,595,000, or 9% to $16,725,000 for the six months ended January 31, 1998 from $18,320,000 for the corresponding period in fiscal 1997. The net decrease reflects decreases of $1,297,000 and $793,000 in the Company's investment and development, and lists and database services segments, respectively, partially offset by an increase of $495,000 for the Company's fulfillment services segment. Investment and development segment results include a $3,893,000 reduction from deconsolidating Lycos, reduced marketing expenses at Blaxxun, and reductions associated with NetCarta Corporation, FreeMark, and GeoCities, whose results were included during the first half of fiscal year 1997, but have not been included in fiscal 1998.
These decreases were partially offset by increased sales and marketing expenses related to several product launches, continued growth of sales and marketing infrastructures, the addition of Engage to this segment, and the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997. The lists and database services segment decrease primarily reflects the removal of Engage from the segment, and the fulfillment services segment
increase reflects the acquisition of Pacific Link on October 24, 1996.   Selling
expenses decreased as a percentage of net revenues to 39% in the first six months of fiscal 1998 from 62% for the corresponding period in fiscal 1997, primarily reflecting the impacts of the deconsolidation of Lycos and of increased revenues in the Company's fulfillment services segment. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that, absent the impact of the Company's change in accounting for Lycos, these costs will substantially increase in future periods.

     General and administrative expenses increased $478,000, or 5% to $9,292,000 for the six months ended January 31, 1998 from $8,814,000 for the corresponding period in fiscal 1997. The net increase reflects increases of $1,008,000 and $399,000 in the Company's fulfillment services, and investment and development segments, respectively, partially offset by a decrease of $929,000 for the Company's lists and database services segment. The fulfillment services segment increase reflects the acquisition of Pacific Link on October 24, 1996 and the addition of management and infrastructure in support of growth in the segment. Investment and development segment results include increases due to the building of management infrastructures in several of the Company's Internet investments, the addition of Engage to this segment, and the impact of consolidating
Vicinity's results beginning in the fourth quarter of fiscal year 1997.   Such
increases were partially offset by a $374,000 reduction from deconsolidating Lycos, cost reductions at Blaxxun, and reductions associated with NetCarta Corporation, FreeMark, and GeoCities, whose results were included during the first half of fiscal year 1997, but have not been included in fiscal 1998. The lists and database services segment decrease primarily reflects the removal of Engage from the segment. General and administrative expenses decreased as a percentage of net revenues to 22% in the first six months of fiscal 1998 from 30% for the corresponding period in fiscal 1997, primarily reflecting the impact of increased revenues in the Company's fulfillment services segment. Absent the impact of the Company's change in accounting for Lycos, the Company anticipates that its general and administrative expenses will continue to increase significantly as the Company's subsidiaries, particularly in the investment and development segment, continue to grow and expand their administrative staffs and infrastructures.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)



     Gain on sale of data warehouse product rights occurred when the Company's subsidiary, Engage, sold certain rights to its Engage.Fusion(TM) and Engage.Discover(TM) data warehouse products to Red Brick for $9.5 million and 238,160 shares of Red Brick common stock. Gain on sale of Lycos, Inc. common stock reflects the Company's net gain realized on the sale of 559,900 shares of Lycos stock. Gain on sale of Premiere Technologies, Inc. common stock reflects the Company's net gain realized on the sale of 224,795 shares of Premiere Technologies, Inc. stock. Gain on sale of NetCarta Corporation in fiscal year 1997 reflects the Company's pretax gain on sale of CMG@Ventures' NetCarta subsidiary on January 31, 1997. Interest expense increased $1,021,000 compared with the first six months of fiscal 1997, primarily due to borrowings incurred to finance the Company's acquisition of Pacific Link on October 24, 1996, and the impact of higher average corporate borrowings related to the Company's $10 million collateralized corporate note payable which was issued in January, 1997 and increased to $20 million in January, 1998.

     Equity in losses of affiliates resulted from the Company's ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates for the six months ended January 31, 1998 include the results from the Company's minority ownership in Ikonic Interactive, Inc., Parable, Silknet, GeoCities, Reel.com, Speech Machines, Chemdex, and Sage Enterprises, and the results from Lycos beginning in November, 1997. Equity in losses of affiliates for the six months ended January 31, 1997 included the results from the Company's minority ownership in TeleT, Vicinity Corporation, Ikonic Interactive, Inc., Parable, Silknet, and GeoCities. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

     Minority interest decreased to ($28,000) in the first six months of fiscal 1998 from $3,447,000 in the corresponding period of fiscal 1997, primarily reflecting the deconsolidation of Lycos results beginning in the second quarter of fiscal year 1998, and the impact associated with FreeMark and GeoCities, whose results were included within the Company's consolidated statements of operations during a portion of the first six months of fiscal year 1997, but excluded in fiscal year 1998.

     Income tax expense in the first six months of fiscal 1998 was $2,168,000. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for the first six months of fiscal 1998, gain on sale of data warehouse product rights, gain on sale of Lycos, Inc. common stock, and gain on sale of Premiere Technologies, Inc. common stock were excluded. The Company's effective tax rate differs materially from the federal statutory rate primarily due to the provision for state income taxes, non-deductible goodwill amortization and the Company's inability to record a tax benefit from losses of certain entities not included in the Company's consolidated income tax return.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

     Working capital at January 31, 1998 decreased to $6.5 million compared to $38.6 million at July 31, 1997, predominately as a result of deconsolidating Lycos. The Company's July 31, 1997 and October 31, 1997 consolidated working
capital included Lycos working capital of $38.1 million at each date.   The
Company's principal sources of capital during the first six months of fiscal 1998 were $10,937,000 received from the sale of 503,002 CMG common shares to Intel Corporation, $9,543,000 from the sale of Engage's data warehouse product rights, $18,798,000 received from the sale of 559,900 shares of Lycos stock, and $7,555,000 received from the sale of 224,795 shares of Premiere stock. The Company's principal uses of capital during the first six months of fiscal 1998 were $27,248,000 for funding of operations, primarily those of start-up activities in the Company's investment and development segment, and $7,387,000 for investments in or bridge loans to Chemdex, Speech Machines, GeoCities, Parable, Reel.com, and Sage Enterprises. During the first half of fiscal 1998, $2,928,000 was also expended for purchases of property and equipment, and $1,531,000 was expended for net repayments of long-term debt.

     The Company's credit agreements include a $5 million corporate line which expires on May 14, 1998 and had no outstanding balance at January 31, 1998. The Company's subsidiary, SalesLink, has a $4.5 million line of credit agreement, which expires on October 1, 1998. SalesLink's line of credit had an outstanding balance of $2,700,000 at January 31, 1998 and an additional $800,000 reserved in support of outstanding letters of credit for operating leases.

     On February 27, 1998, the Company sold 312,500 shares of its common stock ("the CMG Shares") to Sumitomo Corporation. The CMG Shares were priced at $32.00 per share, with proceeds to CMG totaling $10,000,000. The CMG Shares purchased by Sumitomo Corporation are not registered under the Securities Act of 1933, as amended, and carry a one year restriction on transfer or sale.

     On March 12, 1998, the Company announced a letter agreement to purchase Accipiter, Inc., a provider of Internet advertising management solutions, for CMG stock initially valued at $35 million. Under the terms of the agreement, Accipiter will become a wholly owned subsidiary of CMG and will ultimately be merged with CMG's subsidiary, Engage Technologies, Inc. The transaction will be accounted for as a purchase.

          The Company intends to continue to fund existing and future Internet and interactive media investment and development efforts, and to actively seek new CMG@Ventures investment opportunities. The Company believes that existing working capital, available borrowings under the Company's corporate line of credit, cash proceeds from the sale of Lycos stock and proceeds from the sale of previously unissued stock to Sumitomo Corporation will be sufficient to fund its operations, investments and capital expenditures for the foreseeable future. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through public or private offerings of the Company's or its subsidiaries' stock, or through debt financings.

     Management has reviewed the Company's systems relating to the year 2000 concerns and believes that the costs for compliance will not be material to the Company.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES

                          PART II:  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

  On December 18, 1997 the Company held its annual meeting of stockholders. At the annual meeting the following matters were approved:

     1. Craig D. Goldman was elected as a class I Director with 8,535,775 shares of Common Stock voting for such election and 76,996 shares of Common Stock being withheld.

     2. An amendment to the Company's 1986 Stock Option Plan was approved limiting the number of shares of Common Stock subject to stock options that may be granted under the plan to any one person in any fiscal year to 200,000 shares. 8,392,730 shares of Common Stock were voted for such amendment, 210,144 shares of Common Stock were voted against such amendment and 9,897 shares of Common Stock abstained from the vote.

     3. The appointment of KPMG Peat Marwick as the Company's independent auditors for the current fiscal year was ratified. 8,518,864 shares of Common Stock were voted for such ratification, 87,564 shares of Common Stock were voted against such ratification and 6,343 shares of Common Stock abstained from voting.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
         ---------------------------------

(A)       Exhibits

          The following exhibits are filed herewith or incorporated by reference pursuant to Rule 12b-32 promulgated under the Securities Exchange Act of 1934, as amended:

EXHIBIT NO.                              TITLE                                                 METHOD OF FILING
-----------                              -----                                                 -----------------
3 (i) (1)        Amendment to the Restated Certificate of Incorporation        Incorporated by reference to Exhibit 3 (i) (1) to
                                                                               the Registrant's quarterly report on Form 10-Q for
                                                                               the quarter ended April 30, 1996.

3 (i) (2)        Restated Certificate of Incorporation                         Incorporated by reference from Registration
                                                                               Statement on Form S-1, as amended, filed on
                                                                               November 10, 1993 (Registration No. 33-71518).

3 (ii)           Restated By-Laws                                              Incorporated by reference from Registration
                                                                               Statement on Form S-1, as amended, filed on
                                                                               November 10, 1993 (Registration No. 33-71518).

 4               Specimen stock certificate representing                       Incorporated by reference from Registration
                 the common stock                                              Statement on Form S-1, as amended, filed on
                                                                               November 10, 1993 (Registration No. 33-71518).

 10.1            ISDA Master Swap Agreement (the "Swap Agreement"), dated      Filed herewith.
                 January 13, 1998, between BankBoston, N.A. and the
                 Registrant.

 10.2            Schedule to the Swap Agreement, dated January 13, 1998.       Filed herewith.

 10.3            Confirmation to the Swap Agreement, dated January 13, 1998.   Filed herewith.

 10.4            ISDA Credit Support Annex, dated January 13, 1998, between    Filed herewith.
                 BankBoston, N.A. and the Registrant.

 10.5            Agreement for the Assignment of Voting Rights, dated          Filed herewith.
                 January 13, 1998, between the Registrant and Long Lane
                 Master Trust.

 10.6            Repurchase Agreement, dated January 13, 1998, between the     Filed herewith.
                 Registrant and Long Lane Master Trust.

 27.1            Restated Financial Data Schedule for the six months ended     Filed herewith.
                 January 31, 1997.

 27.2            Financial Data Schedule for the six months ended January      Filed herewith.
                 31, 1998.

       (B)    Reports on Form 8-K.

       On December 29, 1997, the Company filed a report on Form 8-K dated December 19, 1997 in conjunction with the sale by the Company of 503,002 shares of its common stock to Intel Corporation.

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CMG Information Services, Inc.

                                    By:   /s/ Andrew J. Hajducky III
                                          ----------------------------------
Date:  March 17, 1998                     Andrew J. Hajducky III, CPA
                                          Chief Financial Officer