Form 10-Q
period 1998-04-30
CMG INFORMATION SERVICES INC
filed 1998-06-15
CIK 914712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                     For the quarter ended April 30, 1998

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

                     Yes      X                No
                          ---------                ----------

 Number of shares outstanding of the issuer's common stock, as of June 11, 1998


     Common Stock, par value $.01 per share               22,890,120
     --------------------------------------               ----------
                    Class                        Number of shares outstanding

                        CMG INFORMATION SERVICES, INC.
                                   FORM 10-Q

                                     INDEX


                                                                Page Number
Part I.  FINANCIAL INFORMATION                                  -----------


     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets
               April 30, 1998 and July 31, 1997                      3

               Consolidated Statements of Operations
               Three and nine months ended April 30, 1998
               and 1997                                              4

               Consolidated Statements of Cash Flows
               Nine months ended April 30, 1998 and 1997             5

               Notes to Interim Consolidated Financial
               Statements                                           6-12

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 13-19


Part II.  OTHER INFORMATION

     Item 2.  Changes in Securities                                  20

     Item 6.  Exhibits and Reports on Form 8-K                     20-21


SIGNATURE                                                            22

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


              (in thousands, except share and per share amounts)

                                                                                        April 30,           July 31,
                                                                                           1998               1997
                                                                                           ----               ----
                                                                                       (Unaudited)
                                    ASSETS

Current assets:
  Cash and cash equivalents                                                            $    48,670         $    59,762
  Available-for-sale securities                                                              1,200               5,945
  Accounts and license fees receivable, less allowance for doubtful accounts                16,955              28,935
  Prepaid expenses                                                                           2,821               6,174
  Other current assets                                                                       9,039               5,875
                                                                                       -----------         -----------
              Total current assets                                                          78,685             106,691

Property and equipment, net                                                                  9,309              11,144
Investments in affiliates                                                                   34,775               9,160
Cost in excess of net assets of subsidiaries acquired, net of accumulated
  amortization                                                                              27,008              17,109
Other assets                                                                                 2,849               4,250
                                                                                       -----------         -----------
                                                                                       $   152,626         $   148,354
                                                                                       ===========         ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                        $    23,200         $    22,494
  Current installments of long-term debt                                                     3,514               3,221
  Accounts payable                                                                           8,585               9,959
  Accrued expenses                                                                          13,834              18,341
  Deferred revenues                                                                          3,851              13,680
  Other current liabilities                                                                  3,946                 442
                                                                                       -----------         -----------
             Total current liabilities                                                      56,930              68,137

Long-term debt, less current installments                                                    6,880               9,550
Long-term deferred revenues                                                                   --                 5,100
Deferred income taxes                                                                        7,751               8,481
Other long-term liabilities                                                                  4,586               2,119
Minority interest                                                                            6,984              25,519
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued                   --                  --
  Common stock, $.01 par value.  Authorized 40,000,000 shares; issued and outstanding 22,688,114 shares at April 30, 1998 and 19,319,086 shares
   at July 31, 1997                                                                            227                 193

  Additional paid-in capital                                                                74,565              16,783
  Deferred compensation                                                                     (2,073)               --
  Net unrealized gain on available-for-sale securities                                        --                   852
  Retained earnings (deficit)                                                               (3,224)             11,620
                                                                                       -----------         -----------
Total stockholders' equity                                                                  69,495              29,448
                                                                                       -----------         -----------
                                                                                       $   152,626         $   148,354
                                                                                       ===========         ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                   (in thousands, except per share amounts)


                                                     Three months ended April 30,    Nine months ended April 30,
                                                    ------------------------------  -----------------------------
                                                          1998            1997           1998           1997
                                                          ----            ----           ----           ----


Net revenues                                          $   20,428      $   19,010     $   63,381     $   48,547
Operating expenses:
  Cost of revenues                                        18,704          11,551         49,655         28,203
  Research and development                                 3,968           6,466         14,781         18,163
  In-process research and development                     18,060            --           18,935          1,312
  Selling                                                  6,771           8,373         23,496         26,693
  General and administrative                               5,332           4,376         14,624         13,190
                                                      ----------      ----------     ----------     ----------
    Total operating expenses                              52,835          30,766        121,491         87,561
                                                      ----------      ----------     ----------     ----------

Operating loss                                           (32,407)        (11,756)       (58,110)       (39,014)
                                                      ----------      ----------     ----------     ----------
Other income (expense):
  Interest income                                            573             833          1,712          2,482
  Interest expense                                          (775)           (505)        (2,261)          (970)
  Gain on sale of data warehouse product rights              --              --           8,437            --
  Gain on sale of Lycos, Inc. common stock                26,092             --          43,180            --
  Gain on sale of Premiere Technologies, Inc.
   common stock                                              --              --           4,174            --

  Gain on sale of investment in TeleT
   Communications                                            --              --              --          3,616

  Gain on sale of NetCarta Corporation                       --              --              --         15,111
  Gain on stock issuance by Lycos, Inc.                    4,082             --           3,996           --
  Equity in losses of affiliates                          (3,908)        (1,924)         (8,424)        (4,013)
  Minority interest                                          --             492             (28)         3,939
                                                      ----------      ----------     ----------     ----------
                                                          26,064          (1,104)        50,786         20,165
                                                      ----------      ----------     ----------     ----------

Loss before income taxes                                  (6,343)        (12,860)        (7,324)       (18,849)
Income tax expense (benefit)                               5,351          (2,584)         7,519         (1,842)
                                                      ----------      ----------     ----------     ----------
Net loss                                              $  (11,694)     $  (10,276)    $  (14,843)    $  (17,007)
                                                      ==========      ==========     ==========     ==========


Net loss per share:
  Basic                                               $    (0.55)     $    (0.53)    $    (0.73)    $    (0.91)
                                                      ==========      ==========     ==========     ==========
  Diluted                                             $    (0.55)     $    (0.53)    $    (0.73)    $    (0.91)
                                                      ==========      ==========     ==========     ==========

Shares used in computing net loss per share:
  Basic                                                   21,418          19,244         20,213         18,654
                                                      ==========      ==========     ==========     ==========
  Diluted                                                 21,418          19,244         20,213         18,654
                                                      ==========      ==========     ==========     ==========



   The accompanying notes are an integral part of the consolidated financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                (in thousands)

                                                                                         Nine months ended April 30,
                                                                                         ---------------------------
                                                                                           1998               1997
                                                                                           ----               ----

Cash flows from operating activities:
  Net loss                                                                             $   (14,843)        $   (17,007)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization                                                            4,679               3,757
    Deferred income taxes                                                                     (991)               (703)
    Gain on sale of data warehouse product rights                                           (8,437)                --
    Gains on sales of CMG@Ventures investments                                             (47,354)            (18,727)
    Gain on stock issuance by Lycos, Inc.                                                   (3,996)                --
    Equity in losses of affiliates                                                           8,424               4,013
    Minority interest                                                                           28              (3,939)
    In-process research and development                                                     18,935               1,312
    Changes in operating assets and liabilities, excluding effects from acquisitions and divestitures of subsidiaries:
     Accounts and license fees receivable                                                   (4,052)             (7,344)
     Prepaid expenses and other current assets                                              (7,103)             (7,312)
     Accounts payable and accrued expenses                                                   3,587               9,888
     Deferred revenues                                                                       2,619               4,907
     Refundable and accrued income taxes, net                                                8,539              (2,523)
     Other assets and liabilities                                                             (235)               (168)
                                                                                       -----------         -----------
Net cash used for operating activities                                                     (40,200)            (33,846)
                                                                                       -----------         -----------

Cash flows from investing activities:
  Additions to property and equipment                                                       (4,217)             (5,233)
  Proceeds from sale of data warehouse product rights                                        9,543                --
  Proceeds from sales of CMG@Ventures investments                                           53,899              19,018
  Investments in affiliates and acquisitions of subsidiaries                               (13,913)            (18,782)
  Proceeds from sales or maturities of available-for-sale securities                          --                11,056
  Reduction in cash due to deconsolidation of Lycos, Inc.                                  (41,017)               --
  Other                                                                                        217                (832)
                                                                                       -----------         -----------
Net cash provided by investing activities                                                    4,512               5,227
                                                                                       -----------         -----------

Cash flows from financing activities:
  Proceeds from issuance of notes payable, net of repayments                                   706              12,600
  Proceeds from issuance of long-term debt                                                    --                 5,500
  Repayments of long-term debt                                                              (2,377)               --
  Sale of common and treasury stock, net                                                    23,095               7,723
  Purchase of treasury stock                                                                  --                  (984)
  Proceeds from issuance of stock by subsidiary                                                477                --
  Other                                                                                      2,695               2,135
                                                                                       -----------         -----------
Net cash provided by financing activities                                                   24,596              26,974
                                                                                       -----------         -----------

Net decrease in cash and cash equivalents                                                  (11,092)             (1,645)
Cash and cash equivalents at beginning of period                                            59,762              63,387
                                                                                       -----------         -----------
Cash and cash equivalents at end of period                                             $    48,670         $    61,742
                                                                                       ===========         ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



A.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by CMG Information Services, Inc. ("CMG" or the "Company") in accordance with generally accepted accounting principles. In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 1997 which are contained in the Company's Annual Report on Form 10-K. The results for the three and nine month periods ended April 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with current year presentation.


B.     Deconsolidation of Lycos, Inc.

During the second fiscal quarter ended January 31, 1998, the Company sold 340,000 shares of Lycos stock on the open market and distributed 216,034 Lycos shares to the profit members of CMG@Ventures I LLC (formerly CMG@Ventures L.P.). Through the sale and distribution of Lycos shares by CMG along with the impact of increased Lycos outstanding shares, the Company's ownership percentage in Lycos was reduced from just in excess of 50% at October 31, 1997, to below 50% beginning in November, 1997, and to 35% as of April 30, 1998. As such, starting in November 1997, the Company began accounting for its remaining investment in Lycos under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Lycos were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Lycos were consolidated with those of CMG's other majority owned subsidiaries in the Company's consolidated balance sheets. The Company's historical quarterly consolidated operating results for the fiscal year ended July 31, 1997 and the fiscal quarter ended October 31, 1997 included Lycos sales and operating losses as follows:

(in thousands)


                                        Fiscal Quarter Ended
                                        --------------------
                     Oct. 31, 1996   Jan. 31, 1997   Apr. 30, 1997   Jul. 31, 1997   Oct. 31, 1997
                     -------------   -------------   -------------   -------------   -------------

Net revenues         $     3,663     $     5,004     $     5,853     $     7,753     $     9,303
                     ===========     ===========     ===========     ===========     ===========
Operating loss       $    (3,341)    $    (2,553)    $    (1,753)    $    (1,102)    $      (433)
                     ===========     ===========     ===========     ===========     ===========

The Company's historical consolidated balance sheets as of July 31, 1997 and October 31, 1997 included Lycos current assets and liabilities and total assets and liabilities as follows:

                                     Jul. 31, 1997   Oct. 31, 1997
                                     -------------   -------------
Current assets                       $    60,745     $    63,935
                                     ===========     ===========
Total assets                         $    65,419     $    67,694
                                     ===========     ===========
Current liabilities                  $    22,615     $    25,822
                                     ===========     ===========
Total liabilities                    $    27,772     $    29,259
                                     ===========     ===========

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



B.     Deconsolidation of Lycos, Inc. (continued)

The following table contains the summarized financial information for Lycos subsequent to deconsolidation in November, 1997:

(in thousands)

Condensed Statement of Operations:
                                            Quarter          Quarter
                                             Ended            Ended
                                          January 31,       April 30,
                                          -----------       ---------
                                             1998             1998
                                             ----             ----
Net revenues                              $    12,603     $    15,129
                                          ===========     ===========
Operating loss                            $      (263)    $   (92,046)
                                          ===========     ===========
Net income                                $       301     $   (91,522)
                                          ===========     ===========

Condensed Balance Sheet:
                                          January 31,       April 30,
                                          -----------       ---------
                                             1998             1998
                                             ----             ----
Current assets                            $    65,569     $    79,372
Noncurrent assets                               6,132          45,247
                                          -----------     -----------
Total assets                              $    71,701     $   124,619
                                          ===========     ===========

Current liabilities                       $    26,609     $    40,145
Noncurrent liabilities                          6,009          27,265
Stockholders' equity                           39,083          57,209
                                          -----------     -----------
Total liabilities and stockholders'
  equity                                  $    71,701     $   124,619
                                          ===========     ===========

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

The 238,160 shares of Red Brick common stock received from the sale of Engage's data warehouse products are subject to a one year restriction on transferability, and have been classified in available-for-sale securities, with a carrying value of $1,200,000, net of market value discount to reflect the holding period requirement. The estimated fair value of these shares approximates their carrying value as of April 30, 1998.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



D.     Two-For-One Common Stock Split

On May 11, 1998, the Company effected a two-for-one common stock split in the form of a stock dividend. Accordingly, the consolidated financial statements have been retroactively adjusted for all periods presented to reflect this event.


E.     Sales and Distributions of Lycos and Premiere Technologies Stock

During the first nine months of fiscal 1998, CMG@Ventures I LLC (formerly CMG@Ventures L.P.) distributed 2,333,334 of its shares of Lycos, Inc. (Lycos) common stock to the Company, and 452,943 shares to CMG@Ventures I LLC's profit members. During fiscal 1998, the Company filed with the SEC on Form 144 its intent to sell 1,004,915 of its shares of Lycos stock on the open market. During the first quarter of fiscal 1998, the Company sold 219,915 of its Lycos shares for proceeds of $7,149,000 and recognized a pretax gain of $6,324,000 on the sales. The Company sold an additional 340,000 of its Lycos shares during the second quarter of fiscal 1998 for proceeds of $11,649,000 and recognized a pretax gain of $10,764,000 on the sales. During the third quarter of fiscal 1998, the Company sold 445,000 of its Lycos shares for proceeds of $27,546,000 and recognized a pretax gain of $26,092,000 on the sales. The gains on the Company's sales of Lycos shares are reported net of the associated interest attributed to CMG@Ventures I LLC's profit members.

During the first quarter of fiscal year 1998, CMG@Ventures I LLC distributed 224,795 of its shares of Premiere Technologies, Inc. (Premiere) common stock to the Company, and allocated 58,538 Premiere shares to CMG@Ventures I LLC's profit members. The Company sold its 224,795 shares during the first quarter for proceeds of $7,555,000, realizing a net gain of $4,174,000 on the sale.


F.     Sale of CMG Common Stock

Pursuant to a stock purchase agreement entered into as of December 19, 1997, the Company sold 1,006,004 shares of its common stock to Intel Corporation (Intel) on December 19, 1997, representing 4.9% of CMG's total outstanding shares of common stock following the sale. The CMG shares sold to Intel were priced at $10.87 per share, with proceeds to CMG totaling $10,937,000. The CMG shares purchased by Intel are not registered under the Securities Act of 1933, as amended. Under the terms of the agreement, Intel is entitled to two demand registration rights as well as piggyback registration rights. Additionally, Intel is subject to "stand still" provisions, whereby it is prohibited for a period of three years, without the consent of CMG, (i) from increasing its ownership in CMG above ten percent of CMG's outstanding shares, (ii) from exercising any control or influence over CMG, and (iii) from entering into any voting agreement with respect to its CMG shares.

Pursuant to a stock purchase agreement entered into as of February 15, 1998, the Company sold 625,000 shares of its common stock to Sumitomo Corporation ("Sumitomo") on February 27, 1998. The CMG shares sold to Sumitomo were priced at $16.00 per share, with proceeds to CMG totaling $10,000,000. The CMG shares purchased by Sumitomo are not registered under the Securities Act of 1933, as amended, and carry a one year restriction on transfer or sale. Under the terms of the agreement and following the one-year period, Sumitomo is entitled to two demand registration rights as well as piggyback registration rights. Additionally, Sumitomo is subject to "stand still" provisions, whereby it is prohibited for a period of three years, without the consent of CMG, from (i) increasing its ownership in CMG above ten percent of CMG's outstanding shares,
(ii) proposing or soliciting any person to propose a business combination with, or change of control of, CMG, (iii) making, proposing or soliciting any person to propose a tender offer for CMG stock, and (iv) entering into any voting agreement with respect to its CMG shares.

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

The acquisition accounting and valuation for the total of $1,800,000 invested in Speech Machines by the Company during the first and second quarters of fiscal 1998 resulted in a total of $875,000 being identified as in-process research and development, which has been expensed because technological feasibility had not been reached at the dates the investments were made.

During the third quarter of fiscal 1998, CMG@Ventures participated in follow-on rounds raised by KOZ and Sage Enterprises, investing a total of $2,164,000, which resulted in a net reduction of ownership in KOZ from 15% to 14%, and no change in CMG@Ventures' 29% ownership in Sage Enterprises. CMG@Ventures also invested a total of $2,117,000 in a new round raised by Parable, including the conversion of $1,222,000 of previously provided bridge loans, resulting in a net reduction in CMG@Ventures ownership in Parable from 46% to 42%. Also during the third quarter, CMG@Ventures invested $2 million to acquire an initial 14% ownership in Select Technologies, a traditional ticketing software company that is developing software for a distributed transaction network for purchasing tickets over the Internet, and invested $1 million to acquire an initial 7% ownership in Critical Path. Critical Path supplies carrier-class email hosting to ISPs, Web hosting companies, supersites, and corporate customers. CMG@Ventures also provided $447,000 in additional bridge loan financing to Reel.com during the third quarter.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



G.     Acquisitions and Investments (continued)

During April, 1998, the Company acquired Accipiter, Inc. (Accipiter), a company specializing in Internet advertising management solutions, in exchange for 1,263,692 shares of the Company's common stock. The shares issued by the Company in the acquisition of Accipiter are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for periods ranging from six to twenty-four months. The total purchase price for Accipiter was valued at $30,178,000, including costs of acquisition of approximately $198,000. The value of the Company's shares included in the purchase price was recorded net of a 15% market value discount, based on an independent appraisal, to reflect the restrictions on transferability.

Approximately $2.2 million of deferred compensation was recorded at the time of acquisition relating to approximately 43,000 of the Company's common shares issued to employee stockholders of Accipiter which are being held in escrow. These shares are excluded from the purchase price because their ultimate issuance is contingent upon the retention of the employees and the achievement of certain performance criteria by Accipiter during the escrow period. Deferred compensation expense will be recognized over the two-year period of the escrow agreement.

The acquisition of Accipiter has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. Of the purchase price, $11,093,000 was allocated to goodwill, which will be amortized on a straight line basis over five years and $18,010,000 was allocated to in-process research and development which has been charged to operations during the quarter ended April 30, 1998.

The net purchase price was allocated as follows:
              Working capital, including cash acquired         $     811,000
              Property, plant and equipment                          262,000
              Other assets                                             2,000
              In-process research and development                 18,010,000
              Goodwill                                            11,093,000
                                                               -------------
              Purchase price                                   $  30,178,000
                                                               =============


H.     Notes Payable

On January 20, 1998, the Company renewed its collateralized corporate borrowing for an additional term of one year and increased the outstanding principal amount under this facility from $10,000,000 to $20,000,000. This borrowing is secured by 1,255,789 of the Company's shares of Lycos common stock, with interest payable quarterly at a rate of LIBOR plus 1.75%. Under this agreement, the Company could become subject to additional collateral requirements under certain circumstances. The Company has entered into an interest rate swap arrangement that effectively fixed the interest rate on this $20 million debt at a rate of 7.40% beginning April 20, 1998 through January 20, 1999. At July 31, 1997, the Company's credit agreements included a $10 million corporate line of credit facility, which has subsequently lapsed, and the Company has not pursued renewal. Notes payable at April 30, 1998 also includes $3,200,000 owed by the Company's subsidiary, SalesLink Corporation, under its line of credit facility.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



I.     Loss Per Share

During the quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 required the Company to change the method formerly used to compute earnings per share and to restate all prior periods presented. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Weighted average common equivalent shares outstanding during the period, using the "treasury stock method", are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Accordingly, since the Company reported a net loss for the three and nine month periods ended April 30, 1998 and April 30, 1997, common equivalent shares have not been included in the calculation of diluted earnings per share for these periods.

If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from net income (loss), the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive.subsidiary stock equivalents was immaterial for the three and nine months ended April 30, 1998 and 1997.

The following table sets forth the reconciliation of the net income (loss) per share calculation per SFAS No. 128:


(in thousands, except per share amounts)

                                                  Three months ended April 30,       Nine months ended April 30,
                                                  ---------------------------        --------------------------
                                                     1998            1997               1998            1997
                                                     ----            ----               ----            ----
Basic and diluted net loss per share:
-------------------------------------

Net loss                                          $(11,694)        $(10,276)         $(14,843)        $(17,007)
                                                  ========         ========          ========         ========

Weighted average common shares outstanding          21,418           19,244            20,213           18,654
                                                  --------         --------          --------         --------
Shares used in computing per share amount           21,418           19,244            20,213           18,654
                                                  ========         ========          ========         ========

Basic and diluted net loss per share              $  (0.55)        $  (0.53)         $  (0.73)        $  (0.91)
                                                  ========         ========          ========         ========

J.     Consolidated Statements of Cash Flows Supplemental Information

                                                    Nine months ended April 30,
                                                    --------------------------
                                                       1998            1997
                                                       ----            ----
Cash paid during the period for:
     Interest                                       $    2,034        $   757
                                                    ==========        =======
     Income taxes                                   $      517        $   799
                                                    ==========        =======

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



K.     Segment Information

The Company's operations are classified in three primary business segments: (i) lists and database services, (ii) fulfillment services and (iii) investment and development. Summarized financial information by business segment is as follows:



                                            Three months ended April 30,             Nine months ended April 30,
                                            ---------------------------              --------------------------
                                             1998               1997                  1998                1997
                                             ----               ----                  ----                ----
Net revenues:

     Investment and development         $  2,208,000         $  6,015,000          $ 14,539,000         $ 15,454,000
     Fulfillment services                 15,937,000           10,587,000            41,431,000           24,746,000
     Lists and database services           2,283,000            2,408,000             7,411,000            8,347,000
                                        ------------         ------------          ------------         ------------
                                        $ 20,428,000         $ 19,010,000          $ 63,381,000         $ 48,547,000
                                        ============         ============          ============         ============

Operating income (loss):

     Investment and development         $(33,704,000)        $ (9,481,000)         $(61,749,000)        $(34,827,000)
     Fulfillment services                  1,547,000            1,160,000             3,757,000            3,257,000
     Lists and database services            (250,000)          (3,435,000)             (118,000)          (7,444,000)
                                        ------------         ------------          ------------         ------------
                                        $(32,407,000)        $(11,756,000)         $(58,110,000)        $(39,014,000)
                                        ============         ============          ============         ============

L.     Subsequent Events

In June, 1998, Lycos completed a secondary public offering of 2,250,000 shares of its common stock, consisting of 2,000,000 shares sold by Lycos and 250,000 shares sold by CMG. Total proceeds to Lycos and CMG, net of underwriting discounts and commissions, were $95,260,000 and $11,907,500, respectively. In addition to a significant gain on the sale of its Lycos shares in the offering, CMG expects to record a significant gain on the issuance of stock by Lycos in the offering during its fourth quarter ended July 31, 1998.

In May, 1998, CMG @Ventures invested a total of $4.6 million, including the conversion of $796,000 of bridge loans, to participate in a financing round raised by Reel.com and to acquire shares from other Reel.com shareholders. As a result of this investment, CMG@Ventures ownership in Reel.com increased from 31% to 36%. CMG@Ventures also invested an additional $3 million as part of a $16 million equity round raised by Silknet, which resulted in CMG@Ventures maintaining its 23% ownership interest in Silknet. Also, CMG@Ventures invested $1.9 million in an additional financing round raised by Chemdex. CMG@Ventures' ownership in Chemdex was reduced from just in excess of 20% to 16% and, as a result, beginning in the fourth quarter, the Company will no longer apply the equity method of accounting for its investment in Chemdex.

In June, 1998, CMG@Ventures invested $2 million for an initial 24% ownership interest in Mother Nature's General Store, Inc., a leading e-commerce company in the vitamin, natural supplement market.

On June 15, 1998, the Company announced that it had entered into a definitive agreement to acquire InSolutions Incorporated (InSolutions), a provider of turnkey services, which include supply chain management, inventory management, manufacturing assembly, CD-ROM duplication services and demonstration disks. The acquisition is preliminarily valued at $17 million. Upon completion of the acquisition, InSolutions will become a wholly-owned subsidiary of the Company and its operating results will be included in the Company's fulfillment services segment. The transaction will be accounted for as a purchase.

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

Deconsolidation of Lycos, Inc, Beginning November, 1997

         During the second fiscal quarter ended January 31, 1998, the Company sold 340,000 shares of Lycos stock on the open market and distributed 216,034 Lycos shares to the profit members of CMG@Ventures I LLC (formerly CMG@Ventures, L.P.). Through the sale and distribution of Lycos shares, the Company's ownership percentage in Lycos was reduced from just in excess of 50% at October 31, 1997, to below 50% beginning in November, 1997. As such, starting in November, 1997, the Company began accounting for its remaining investment in Lycos under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Lycos were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Lycos were consolidated with those of CMG's other majority owned subsidiaries in the Company's consolidated balance sheets. The Company's historical quarterly consolidated operating results for the fiscal year ended July 31, 1997 and the fiscal quarter ended October 31, 1997 included Lycos sales and operating losses as follows:


(in thousands)
                                             Fiscal Quarter ended

                   Oct. 31, 1996   Jan. 31, 1997   Apr. 30,1997   Jul. 31, 1997   Oct. 31, 1997
                   -------------   -------------   ------------   -------------   -------------
Net revenues       $     3,663     $    5,004      $     5,853    $     7,753     $     9,303
                   ===========     ==========      ===========    ===========     ===========
Operating loss     $    (3,341)    $   (2,553)     $    (1,753)   $    (1,102)    $      (433)
                   ===========     ==========      ==========     ===========     ===========

The Company's historical consolidated Balance Sheets as of July 31, 1997 and October 31, 1997 included Lycos current assets and liabilities and total assets and liabilities as follows:

                                                   Jul. 31, 1997   Oct. 31, 1997
                                                   -------------   -------------
Current assets                                     $    60,745     $    63,935
                                                   ===========     ===========
Total assets                                       $    65,419     $    67,694
                                                   ===========     ===========
Current liabilities                                $    22,615     $    25,822
                                                   ===========     ===========
Total liabilities                                  $    27,772     $    29,259
                                                   ===========     ===========

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

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)



Three months ended April 30, 1998 compared to three months ended April 30, 1997

         Net revenues for the Company's third fiscal quarter ended April 30, 1998 increased $1,418,000, or 7%, to $20,428,000 from $19,010,000 for the quarter ended April 30, 1997. The net increase reflects an increase of $5,350,000 for the Company's fulfillment services segment, partially offset by decreases of $3,807,000 and $125,000 in the Company's investment and development, and lists and database services segments, respectively. The increase in fulfillment services segment revenues primarily reflects the addition of new customers and additional turnkey business from existing customers. The investment and development segment decrease primarily reflects the impact of deconsolidating Lycos, which comprised $5,853,000 of prior year third quarter net revenues, offset by the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997, and the addition of early stage revenues from Engage, NaviSite, Planet Direct and ADSmart. Investment and development segment fiscal 1998 net revenues also include the addition of approximately one month's operating results for Accipiter, which was acquired April 9, 1998. Net revenues in the Company's lists and database services segment decreased by $125,000, primarily reflecting reduced sales from a significant customer. The Company believes that its portfolio of companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities. Therefore, absent the impact of the change in accounting for Lycos, the Company expects to report future revenue growth.

         Cost of revenues increased $7,153,000, or 62%, to $18,704,000 in the third quarter of fiscal 1998 from $11,551,000 for the corresponding period in fiscal 1997, reflecting increases of $4,319,000 and $3,129,000 in the fulfillment services and investment and development segments, respectively, offset by a $295,000 decrease in the lists and database services segment. In the fulfillment services segment, cost of revenues increased as a result of revenue increases, and increased as a percentage of net revenues to 77% in the third quarter of fiscal 1998 from 76% in the third quarter of fiscal 1997, due to a shift in mix of services from literature fulfillment towards lower margin turnkey business. The increase in the investment and development segment primarily resulted from the commencement of operations at the Company's NaviSite, Engage, Planet Direct and ADSmart subsidiaries, and the impact of consolidating Vicinity beginning in fourth quarter fiscal 1997, offset by the impact of deconsolidating Lycos. Lycos comprised $1,219,000 of prior year third quarter cost of revenues. The start up of Internet operations at NaviSite, Engage, Planet Direct and ADSmart, with minimal revenues during early stages, is the primary reason cost of revenues as a percentage of revenues in the investment and development segment increased from 29% in the third quarter of fiscal 1997 to 220% in the third quarter of fiscal 1998. Compared with the third quarter of fiscal year 1997, cost of revenues in the lists and database services segment decreased as result of the combined impact of sales decreases and operating cost reductions. Operating cost savings in the lists and database services segment resulted in a reduction of cost of revenues as a percentage of net revenues to 66% from 75% in last year's third quarter.

         Research and development expenses decreased $2,498,000, or 39%, to $3,968,000 in the quarter ended April 30, 1998 from $6,466,000 in the prior year's third quarter, reflecting decreases of $1,903,000 and $595,000 in the lists and database services and investment and development segments, respectively. The lists and database services segment decrease primarily reflects the removal of Engage from the segment. Investment and development segment results include a $1,167,000 reduction from deconsolidating Lycos and reduced development costs associated with the progression of Planet Direct from initial development stages towards commercial operations. Partially offsetting such reductions, investment and development segment results include increases associated with the inclusion of Engage, expenditures for the development of NaviSite's NaviNet technology platform, and the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997. In addition, the Company recorded $18,060,000 of in-process research and development expense during the third quarter of fiscal 1998, principally related to its acquisition of Accipiter on April 9, 1998. The Company anticipates it will continue to devote substantial resources to product development and that, absent the impact of the Company's change in accounting for Lycos, these costs may substantially increase in future periods.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)



         Selling expenses decreased $1,602,000, or 19% to $6,771,000 in the third quarter ended April 30, 1998 from $8,373,000 for the corresponding period in fiscal 1997, primarily reflecting decreases of $1,379,000 and $457,000 in the investment and development and lists and database services segments, respectively. Investment and development segment results include a $4,540,000 reduction from deconsolidating Lycos and reduced marketing expenses at Blaxxun. These decreases were partially offset by increased sales and marketing expenses related to several product launches, continued growth of sales and marketing infrastructures, and the addition of Engage to this segment. The lists and database services segment decrease primarily reflects the removal of Engage from the segment. Selling expenses decreased as a percentage of net revenues to 33% in the third quarter of fiscal 1998 from 44% for the corresponding period in fiscal 1997, primarily reflecting the impacts of the deconsolidation of Lycos and of increased revenues in the Company's fulfillment services segment. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that, absent the impact of the Company's change in accounting for Lycos, these costs will substantially increase in future periods.

         General and administrative expenses increased $956,000, or 22%, to $5,332,000 in the third quarter of fiscal 1998 from $4,376,000 for the corresponding period in fiscal 1997. The investment and development segment experienced a net increase of $1,201,000, reflecting increases due to the building of management infrastructures in several of the Company's Internet investments and the additions of Engage and Accipiter to this segment, offset by a $682,000 reduction from deconsolidating Lycos. General and administrative expenses in the fulfillment services segment increased by $410,000 in comparison with last year's third quarter, reflecting the addition of management and infrastructure in support of growth in the segment. General and administrative expenses in the lists and database services segment decreased by $655,000 versus the third quarter of fiscal 1997, reflecting the removal of Engage from this segment. General and administrative expenses increased slightly as a percentage of net sales to 26% in the third quarter of fiscal 1998 from 23% in the third quarter of fiscal 1997. Absent the impact of the Company's change in accounting for its investment in Lycos, the Company anticipates that its general and administrative expenses will continue to increase significantly as the Company's subsidiaries, particularly in the investment and development segment, continue to grow and expand their administrative staffs and infrastructures.

         Gain on sale of Lycos, Inc. common stock reflects the Company's net gain realized on the sale of 445,000 shares of Lycos stock. Gain on stock issuance by Lycos, Inc. resulted primarily from the issuance of stock by Lycos for the acquisitions of Tripod and Wise Wire. Interest income decreased $260,000 compared with the third quarter of fiscal 1997, reflecting a $479,000 decrease from the deconsolidation of Lycos, partially offset by increased income associated with higher average corporate cash equivalent balances during the quarter. Interest expense increased $270,000 compared with the third quarter of fiscal 1997, primarily due to higher average corporate borrowings related to the Company's $10 million collateralized corporate note payable which was issued in January, 1997 and increased to $20 million in January, 1998.

         Equity in losses of affiliates resulted from the Company's ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates for the quarter ended April 30, 1998 include the results from the Company's minority ownership in Parable, Silknet, GeoCities, Reel.com, Speech Machines, Lycos, Chemdex, and Sage Enterprises. Equity in losses of affiliates for the quarter ended April 30, 1997 included the results from the Company's minority ownership in Vicinity Corporation, Ikonic Interactive, Inc., Parable, Silknet, and GeoCities. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)



         Minority interest decreased to zero in the third quarter of fiscal 1998 from $492,000 in the corresponding period of fiscal 1997, primarily reflecting the deconsolidation of Lycos results beginning in the second quarter of fiscal year 1998.

         Income tax expense in the third quarter of fiscal 1998 was $5,351,000. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for the third quarter of fiscal 1998, in-process research and development, gain on sale of Lycos, Inc. common stock and gain on stock issuance by Lycos, Inc. were excluded. The Company's effective tax rate differs materially from the federal statutory rate primarily due to valuation allowances provided on certain deferred tax assets, the provision for state income taxes, and non-deductible goodwill amortization and in-process research and development charges.

Nine months ended April 30, 1998 compared to nine months ended April 30, 1997

         Net revenues increased $14,834,000, or 31%, to $63,381,000 for the nine months ended April 30, 1998 from $48,547,000 for the corresponding period in fiscal 1997. The net increase reflects an increase of $16,685,000 in the Company's fulfillment services segment, partially offset by decreases of $915,000 and $936,000 for the Company's investment and development and lists and database services segments, respectively. The increase in fulfillment services segment revenues reflects the acquisition of Pacific Link on October 24, 1996 and the subsequent addition of new customers and new turnkey business from existing customers. The investment and development segment results include $5,197,000 less consolidated revenues from the three months Lycos was consolidated in fiscal 1998 compared with the nine months for which Lycos revenues were included in prior year. Largely offsetting such decreases was the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997, and commencement of operations at the Company's NaviSite, Engage, Planet Direct and ADSmart subsidiaries. The net revenue decrease in the Company's lists and database services segment primarily reflects reduced sales from a significant customer. The Company believes that its portfolio of companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities. Therefore, absent the impact of the change in accounting for Lycos, the Company expects to report future revenue growth.

         Cost of revenues increased $21,452,000, or 76%, to $49,655,000 for the nine months ended April 30, 1998 from $28,203,000 for the corresponding period in fiscal 1997, reflecting increases of $14,070,000 and $8,180,000 in the fulfillment services and investment and development segments, respectively, offset by a $798,000 decrease in the lists and database services segment. In the fulfillment services segment, cost of revenues increased as a result of revenue increases, and increased as a percentage of net revenues to 77% in the first nine months of fiscal 1998 from 72% in the corresponding period in fiscal 1997, due to a shift in mix of services from literature fulfillment towards lower margin turnkey business. The increase in the investment and development segment primarily resulted from the commencement of operations at the Company's NaviSite, Engage, Planet Direct and ADSmart subsidiaries, and the impact of consolidating Vicinity beginning in fourth quarter fiscal 1997, partially offset by $1,258,000 lower cost of sales resulting from deconsolidating Lycos beginning in the second quarter of fiscal year 1998. The start up of Internet operations at NaviSite, Engage, Planet Direct and ADSmart, with minimal revenues during early stages, is the primary reason cost of revenues as a percentage of revenues in the investment and development segment increased from 33% in the first nine months of fiscal 1997 to 91% in the first nine months of fiscal 1998. Lists and database services segment cost of revenues decreased $798,000 as result of the combined impact of sales decreases and operating cost reductions.

         Research and development expenses decreased $3,382,000, or 19%, to $14,781,000 in the nine months ended April 30, 1998 from $18,163,000 for the corresponding fiscal 1997 period, primarily reflecting a decrease of $4,630,000 in the Company's lists and database services segment, partially offset by an increase of $1,280,000 in the investment and development segment. The lists and database services segment decrease primarily reflects the removal of Engage from the segment. Investment and development segment results include increases associated with the inclusion of Engage,

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


expenditures for the development of NaviSite's NaviNet technology platform, the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997, and increased development costs for InfoMation and The Password. Partially offsetting such increases, investment and development segment results include a $1,675,000 reduction from deconsolidating Lycos, reduced development costs associated with the progression of Planet Direct, ADSmart and Blaxxun from initial development stages towards commercial operations, and reductions associated with NetCarta Corporation, whose results were included during the first half of fiscal year 1997, but have been excluded since the sale of NetCarta to Microsoft in January, 1997. In addition, the Company recorded $18,935,000 of in-process research and development expense during the first nine months of fiscal 1998 related to the Company's acquisition of Accipiter and investments in Speech Machines, Chemdex and Sage Enterprises compared to $1,312,000 in the first nine months of fiscal 1997 related to investments in Parable and Silknet. The Company anticipates it will continue to devote substantial resources to product development and that, absent the impact of the Company's change in accounting for Lycos, these costs may substantially increase in future periods.

         Selling expenses decreased $3,197,000, or 12% to $23,496,000 for the nine months ended April 30, 1998 from $26,693,000 for the corresponding period in fiscal 1997. The net decrease reflects decreases of $2,676,000 and $1,250,000 in the Company's investment and development, and lists and database services segments, respectively, partially offset by an increase of $729,000 for the Company's fulfillment services segment. Investment and development segment results include a $8,433,000 reduction from deconsolidating Lycos, reduced marketing expenses at Blaxxun, and reductions associated with NetCarta Corporation, FreeMark, and GeoCities, whose results were included during part of fiscal year 1997, but have not been included in fiscal 1998. These decreases were partially offset by increased sales and marketing expenses related to several product launches, continued growth of sales and marketing infrastructures, the addition of Engage to this segment, and the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997. The lists and database services segment decrease primarily reflects the removal of Engage from the segment, and the fulfillment services segment increase primarily reflects the acquisition of Pacific Link on October 24, 1996. Selling expenses decreased as a percentage of net revenues to 37% in the first nine months of fiscal 1998 from 55% for the corresponding period in fiscal 1997, primarily reflecting the impacts of the deconsolidation of Lycos and of increased revenues in the Company's fulfillment services segment. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that, absent the impact of the Company's change in accounting for Lycos, these costs will substantially increase in future periods.

         General and administrative expenses increased $1,434,000, or 11% to $14,624,000 for nine months ended April 30, 1998 from $13,190,000 for the corresponding period in fiscal 1997. The net increase reflects increases of $1,600,000 and $1,418,000 in the Company's investment and development, and fulfillment services segments, respectively, partially offset by a decrease of $1,584,000 for the Company's lists and database services segment. Investment and development segment results include increases due to the building of management infrastructures in several of the Company's Internet investments, the addition of Engage and Accipiter to this segment, and the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997. Such increases were partially offset by a $1,056,000 reduction from deconsolidating Lycos, cost reductions at Blaxxun, and reductions associated with NetCarta Corporation, FreeMark, and GeoCities, whose results were included during part of fiscal year 1997, but have not been included in fiscal 1998. The fulfillment services segment increase reflects the acquisition of Pacific Link on October 24, 1996 and the addition of management and infrastructure in support of growth in the segment. The lists and database services segment decrease primarily reflects the removal of Engage from the segment. General and administrative expenses decreased as a percentage of net revenues to 23% in the first nine months of fiscal 1998 from 27% for the corresponding period in fiscal 1997, primarily reflecting the impact of increased revenues in the Company's fulfillment services segment. Absent the impact of the Company's change in accounting for Lycos, the Company anticipates that its general and administrative expenses will continue to increase significantly as the Company's subsidiaries, particularly in the investment and development segment, continue to grow and expand their administrative staffs and infrastructures.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)



         Gain on sale of data warehouse product rights occurred when the Company's subsidiary, Engage, sold certain rights to its Engage.Fusion(TM) and Engage.Discover(TM) data warehouse products to Red Brick for $9.5 million and 238,160 shares of Red Brick common stock. Gain on sale of Lycos, Inc. common stock reflects the Company's net gain realized on the sale of 1,004,900 shares of Lycos stock. Gain on sale of Premiere Technologies, Inc. common stock reflects the Company's net gain realized on the sale of 224,795 shares of Premiere Technologies, Inc. stock. Gain on stock issuance by Lycos, Inc. resulted primarily from the issuance of stock by Lycos for the acquisitions of Tripod and Wise Wire. Gain on sale of NetCarta Corporation in fiscal year 1997 reflects the Company's pretax gain on sale of CMG @Ventures' NetCarta subsidiary on January 31, 1997. Gain on sale of investment in TeleT Communications in fiscal 1997 resulted when the Company sold its equity interest in TeleT to Premiere in exchange for $550,000 and 320,833 shares of Premiere stock in September 1996. Interest income decreased $770,000 compared with the first nine months of fiscal 1997, reflecting a $1,063,000 decrease from the deconsolidation of Lycos, partially offset by increased income associated with higher average corporate cash equivalent balances compared with prior year. Interest expense increased $1,291,000 compared with the first nine months of fiscal 1997, primarily due to borrowings incurred to finance the Company's acquisition of Pacific Link on October 24, 1996, and the impact of higher average corporate borrowings related to the Company's $10 million collateralized corporate note payable which was issued in January, 1997 and increased to $20 million in January, 1998.

         Equity in losses of affiliates resulted from the Company's ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates for the nine months ended April 30, 1998 include the results from the Company's minority ownership in Ikonic Interactive, Inc., Parable, Silknet, GeoCities, Reel.com, Speech Machines, Chemdex, and Sage Enterprises, and the results from Lycos beginning in November, 1997. Equity in losses of affiliates for the nine months ended April 30, 1997 included the results from the Company's minority ownership in TeleT, Vicinity Corporation, Ikonic Interactive, Inc., Parable, Silknet, and GeoCities. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

         Minority interest decreased to ($28,000) in the first nine months of fiscal 1998 from $3,939,000 in the corresponding period of fiscal 1997, primarily reflecting the deconsolidation of Lycos results beginning in the second quarter of fiscal year 1998, and the impact associated with FreeMark and GeoCities, whose results were included within the Company's consolidated statements of operations during a portion of the first nine months of fiscal year 1997, but excluded in fiscal year 1998.

         Income tax expense in the first nine months of fiscal 1998 was $7,519,000. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for the first nine months of fiscal 1998, in-process research and development, gain on sale of data warehouse product rights, gain on sale of Lycos, Inc. common stock, gain on stock issuance by Lycos, Inc., and gain on sale of Premiere Technologies, Inc. common stock were excluded. The Company's effective tax rate differs materially from the federal statutory rate primarily due to valuation allowances provided on certain deferred tax assets, the provision for state income taxes, and non-deductible goodwill amortization and in-process research and development charges.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


Liquidity and Capital Resources

         Working capital at April 30, 1998 decreased to $21.8 million compared to $38.6 million at July 31, 1997, predominately as a result of deconsolidating Lycos. The Company's July 31, 1997 and October 31, 1997 consolidated working capital included Lycos working capital of $38.1 million at each date. The Company's principal sources of capital during the first nine months of fiscal 1998 were $46,344,000 received from the sale of 1,004,900 shares of Lycos stock, $10,937,000 received from the sale of 1,006,004 CMG common shares to Intel Corporation, $10 million received from the sale of 625,000 CMG common shares to Sumitomo Corporation, $9,543,000 from the sale of Engage's data warehouse product rights, and $7,555,000 received from the sale of 224,795 shares of Premiere stock. The Company's principal use of capital during the first nine months of fiscal 1998 were $40,200,000 for funding of operations, primarily those of start-up activities in the Company's investment and development segment. Additionally, $13,913,000 was used for investments in affiliates and acquisitions of subsidiary, including Chemdex, Speech Machines, GeoCities, Parable, Reel.com, Sage Enterprises, KOZ, Select Technologies, Critical Path and Accipiter. During the first nine months of fiscal 1998, $4,217,000 was also expended for purchases of property and equipment, and $2,377,000 was expended for net repayments of long-term debt. Additionally, at April 30, 1998, the Company had approximately $66 million of remaining future noncancelable minimum payments under operating leases for its facilities and certain other equipment.

         During April, 1998, the Company completed the acquisition of Accipiter in exchange for 1,263,692 shares of the Company's common stock. The shares issued by the Company are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for periods ranging from six to twenty-four months. The purchase price was valued at approximately $30.1 million, including acquisition costs, of which approximately $11.1 million was allocated to goodwill, which will be amortized on a straight-line basis over five years. Approximately $18.0 million of the purchase price was allocated to in-process research and development which was charged to operations in the quarter ended April 30, 1998. The Company anticipates that Accipiter technology products will be integrated with other preexisting and newly developed CMG products (principally the solutions developed by Engage Technologies), creating a single source approach focused on developing high value Web advertising and marketing solutions.

         At July 31, 1997, the Company's credit agreements included a $10 million corporate line of credit facility, which has subsequently lapsed, and the Company has not pursued renewal. The Company's subsidiary, SalesLink, has a $4.5 million line of credit agreement, which expires on October 1, 1998. SalesLink's line of credit had an outstanding balance of $3,200,000 at April 30, 1998 and an additional $800,000 reserved in support of outstanding letters of credit for operating leases.

         The Company intends to continue to fund existing and future Internet and interactive media investment and development efforts, and to actively seek new CMG@Ventures investment opportunities. The Company believes that existing working capital and cash proceeds available from the future sale of additional Lycos stock will be sufficient to fund its operations, investments and capital expenditures for the foreseeable future. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through public or private offerings of the Company's or its subsidiaries' stock, or through debt financings.

         Management has reviewed the Company's systems relating to the year 2000 concerns and believes that the costs for compliance will not be material to the Company.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES

                          PART II: OTHER INFORMATION


Item 2.  Changes in Securities
         ---------------------

         On December 19, 1997, the Company sold 1,006,004 shares of its common stock to Intel Corporation. The shares were priced at $10.871875 with proceeds to the Company totaling $10,937,150. The shares purchased by Intel Corporation are not registered under the Securities Act of 1933, as amended.

         On February 27, 1998, the Company sold 625,000 shares of its common stock to Sumitomo Corporation. The shares were priced at $16.00 per share, with proceeds to CMG totaling $10,000,000. The shares purchased by Sumitomo Corporation are not registered under the Securities Act of 1933, as amended, and carry a one year restriction on transfer or sale.

         On April 9, 1998, the Company issued 1,263,692 shares of its common stock to shareholders of Accipiter, Inc. in consideration for the acquisition of all of the issued and outstanding shares of capital stock of Accipiter, Inc. The shares issued by the Company are not registered under the Securities Act of 1933, as amended and carry restrictions on transfer or sale for periods ranging from six to twenty-four months.

         The shares issued in the above mentioned transactions were issued in private placements in reliance upon the exemption provided by section 4 (2) of the Securities Act of 1933.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits

              The following exhibits are filed herewith or incorporated by reference pursuant to Rule 12b-32 promulgated under the Securities Exchange Act of 1934, as amended:


Exhibit No.                      Title                                                Method of Filing
-----------                      -----                                                ----------------
3 (i) (1)      Amendment to the Restated Certificate of              Incorporated by reference to Exhibit 3 (i) (1) to
               Incorporation                                         the Registrant's quarterly report on Form 10-Q for
                                                                     the quarter ended April 30, 1996.

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

10.1           CMG @Ventures I, LLC Limited Liability Company        Filed herewith.
               Agreement, dated December 18, 1997.

10.2           Lease, dated January 6, 1998, between the 425         Filed herewith.
               Medford Nominee Trust and SalesLink Corporation
               for premises at 425 Medford Street, Boston,
               Massachusetts.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES

                          PART II: OTHER INFORMATION
                                  (Continued)


Item 6.   Exhibits and Reports on Form 8-K (continued)
          -------------------------------------------

          (b) Exhibits (continued)


Exhibit No.                      Title                                           Method of Filing
-----------                      -----                                           ----------------
10.3          CMG Information Services, Inc. Guaranty of             Filed herewith.
              SalesLink Corporation Lease for 425 Medford Street,
              Boston, Massachusetts.

10.4          Supplement No. 2 to the Registrant's Lease for 100     Filed herewith.
              Brickstone Square, Andover, Massachusetts.

10.5          Supplement No. 3 to the Registrant's Lease for 100     Filed herewith.
              Brickstone Square, Andover, Massachusetts.

27.1          Financial Data Schedule for the nine months ended      Filed herewith.
              April 30, 1998

27.2          Restated Financial Data Schedule for the nine          Filed herewith.
              months ended April 30, 1997

          (b) Reports on Form 8-K.

          On March 19, 1998, the Company filed a report on Form 8-K dated February 27, 1998 in conjunction with the sale by the Company of 625,000 shares of its common stock to Sumitomo Corporation.

          On April 23, 1998, the Company filed a report on Form 8-K dated April 8, 1998 in conjunction with the acquisition of all the issued and outstanding shares of capital stock of Accipiter, Inc. in exchange for approximately 1,264,000 shares of the Company's common stock.

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CMG Information Services, Inc.

                                          By: /s/ Andrew J. Hajducky III
                                             -----------------------------
Date:  June 15, 1998                          Andrew J. Hajducky III, CPA
                                              Chief Financial Officer