Form 10-K
period 1998-07-31
CMG INFORMATION SERVICES INC
filed 1998-10-29
CIK 914712

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                   FORM 10-K
      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For Fiscal Year Ended July 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM________________  TO ________________

                            COMMISSION FILE 0-22846

                        CMG INFORMATION SERVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                                  04-2921333
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR             (I.R.S.EMPLOYER IDENTIFICATION NO.)
               ORGANIZATION)
             100 BRICKSTONE SQUARE                                         01810
            ANDOVER, MASSACHUSETTS
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                               (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (978) 684-3600

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

                              Yes X            No
                                  -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was $774,291,912 as of October 20, 1998. The Registrant does not have any outstanding non-voting equity.

On October 20, 1998, the Registrant had outstanding 23,057,446 shares of voting Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Report. Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS
                            FORM 10-K ANNUAL REPORT
                        FISCAL YEAR ENDED JULY 31, 1998
                        CMG INFORMATION SERVICES, INC.



                                    PART I


                                                 ITEM                                                                        PAGE
                                                 -----
1.  Business
        General.......................................................................................................         2
        Interactive Marketing Industry................................................................................         3
        Products and Services.........................................................................................         3
        Business Strategy.............................................................................................         9
        Sales and Marketing...........................................................................................        10
        Competition...................................................................................................        11
        Research and Development......................................................................................        11
        Intellectual Property and Proprietary Rights..................................................................        12
        Employees.....................................................................................................        12
        Segment Information...........................................................................................        12
        Significant Customers.........................................................................................        12
2.  Properties........................................................................................................        12
3.  Legal Proceedings.................................................................................................        13
4.  Submission of Matters to Vote of Security Holders.................................................................        13

                                    PART II

5.  Market for Registrant's Common Equity and Related Stockholders Matters............................................       13
6.  Selected Consolidated Financial Data..............................................................................       14
7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............................       14
7A. Quantitative and Qualitative Disclosures About Market Risk........................................................       14
8.  Financial Statements and Supplementary Data.......................................................................       14
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................       14

                                   PART III

10. Directors and Executive Officers of the Registrant................................................................       15
11. Executive Compensation............................................................................................       15
12. Security Ownership of Certain Beneficial Owners and Management....................................................       15
13. Certain Relationships and Related Transactions....................................................................       15

                                    PART IV

14. Exhibits,  Financial Statement Schedules and Reports on Form 8-K..................................................       15

This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation, those discussed in "Factors that May Affect Future Results" section of Item 7 of this Report. Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.

                                    PART I

ITEM 1. - BUSINESS

GENERAL

     CMG Information Services, Inc. (CMG or the Company), a Delaware corporation, develops and operates Internet and direct marketing companies as well as venture funds focused on the Internet.

     CMG's Internet strategy includes the internal development and operation of majority owned subsidiaries within the "CMG Internet Group" as well as the investment in other Internet companies, either directly by CMG, or through
venture capital fund arrangements.   The Company's strategy also envisions and
promotes opportunities for synergistic business relationships among the Internet companies within its portfolio. At July 31, 1998, the CMG Internet Group included majority-owned subsidiaries ADSmart Corporation (ADSmart), Engage Technologies, Inc. (Engage), Accipiter, Inc. (Accipiter), InfoMation Publishing Corporation (InfoMation), NaviSite Internet Services Corporation (NaviSite), Planet Direct Corporation (Planet Direct) and Password Internet Publishing Corporation (The Password). At July 31, 1998, CMG also directly held minority investments in Magnitude Network, LLC (Magnitude Network) and Open Market, Inc. ADSmart develops and markets online ad sales and ad serving solutions; Engage develops and markets precision online marketing solutions; Accipiter specializes in Internet advertising management solutions; InfoMation develops and markets a Web-based solution for corporate knowledge management; The Password provides tools for the creation of a personalized "mini-Web;" and Planet Direct is a personalized Web service with over 400 Internet Service Provider (ISP) partners which tailors members' online experience to their interests and local community. Subsequent to July 31, 1998, the Company announced that InfoMation would become a division of Planet Direct and that NaviSite would be split into two separate companies NaviSite will continue to provide high-end server management and applications solutions, providing high-availability Internet outsourcing, and NaviNet will provide low cost, high-availability dial-up network connection through competitive local exchange carriers (CLECs).

     The Company's first Internet venture fund, its limited liability company subsidiary, CMG@Ventures I, LLC (CMG@Ventures I, formerly CMG@Ventures L.P.), was formed in February, 1996. CMG completed its $35 million commitment to this fund during fiscal year 1997. The Company owns 100% of the capital and is entitled to 77.5% of the net capital gains of CMG@Ventures I. At July 31, 1998, CMG@Ventures I held equity investments in five companies, including Blaxxun Interactive, Inc. (Blaxxun, 81% legal ownership), GeoCities (32%), Lycos, Inc. (Lycos, 25%), Parable LLC (Parable, 31%), and Vicinity Corporation (Vicinity, 50%). Lycos and GeoCities shares are publicly traded on the NASDAQ system under the symbols LCOS and GCTY, respectively. The Company's second Internet venture fund, its limited liability company subsidiary, CMG@Ventures II, LLC (CMG@Ventures II), was formed during fiscal year 1997. The Company owns 100% of the capital and is entitled to 80% of the net capital gains of CMG@Ventures II. At July 31, 1998, CMG@Ventures II held equity investments in fourteen companies, including Chemdex Corporation (Chemdex 16%), Critical Path (7%), GeoCities (2%), KOZ, Inc. (KOZ, 14%), Mother Nature's General Store, Inc. (Mother Nature, 24%), Parable (11%), Reel.com, Inc. (Reel.com, 36%), Sage Enterprises, Inc. (Sage Enterprises, 29%), Silknet Software, Inc. (Silknet, 24%), Softway Systems, Inc. (Softway Systems, 9%), Speech Machines plc (Speech Machines, 29%), TicketsLive Corporation (TicketsLive, 14%), Universal Learning Technology (12%), and Visto Corporation (Visto, 6%). CMG@Ventures II's holdings in Sage Enterprises and Reel.com were converted into shares of Amazon.com, Inc. and Hollywood Entertainment Corporation, respectively, pursuant to mergers of the respective companies subsequent to July 31, 1998.

     CMG recently formed its third venture capital fund, CMG@Ventures III, LLC (CMG@Ventures III), and has begun raising capital from outside investors for a corresponding outside investment fund, @Ventures III, L.P. The Company owns 100% of the capital and is entitled to 80% of the net capital gains of CMG@Ventures III, and will be entitled to 2% of the net capital gains of @Ventures III, L.P. These two funds will co-invest in all investment candidates based on a predetermined ratio. CMG has committed to funding CMG@Ventures III up to the greater of $30 million or 19.9% of amounts committed to @Ventures III, L.P.

     The Company provides fulfillment services through three wholly-owned subsidiaries, SalesLink Corporation (SalesLink, acquired in 1989), InSolutions Incorporated, (InSolutions, acquired June, 1998), and On-Demand Solutions, Inc. (acquired July, 1998). SalesLink's services are also provided through its subsidiary, Pacific Direct Marketing Corporation (Pacific Link), which was acquired in October, 1996. The Company's fulfillment services offerings include product and literature fulfillment, turnkey outsourcing, telemarketing, and sales/lead inquiry management. Traditional mailing list services are provided by the Company's subsidiary, CMG Direct Corporation (CMG Direct). Recently, CMG Direct has embarked on a strategy to also provide solutions for integrating traditional direct marketing with Internet marketing.

     The Company has adopted a strategy of seeking opportunities to realize significant gains through the selective sale of investments or having separate subsidiaries or affiliates sell minority interests to outside investors. The Company believes that this strategy provides the ability to significantly increase shareholder value as well as provide capital to support the growth in the Company's subsidiaries and investments. Additionally, in fiscal year 1999, the Company will continue to develop and refine the products and services of its businesses, with the goal of significantly increasing revenue as new products are commercially introduced, and will continue to pursue a strong pace of investing in new Internet opportunities.


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

     In contrast to conventional media, the Internet offers capabilities to target advertising to specific audiences, to measure the popularity of content, to reach worldwide audiences cost-effectively and to create innovative and interactive advertisements. By collecting customer feedback and demographic information, advertisers can direct highly customized marketing campaigns at defined targets. In addition, the Internet enables advertisers to transact with prospective customers much more rapidly than with conventional media. The Company believes that advertisers will continue to seek to advertise on Web sites that offer a high volume of traffic and feature flexible advertisement programs capable of reaching targeted audiences. Likewise, the Company believes that as advertisers increasingly embrace the Internet as an advertising vehicle, their participation will subsidize in part the creation and expansion of the information and resources available on the Web which in turn is expected to stimulate further traffic flow.

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


PRODUCTS AND SERVICES

     Products and services of the Company's majority-owned subsidiaries as of July 31, 1998 include the following:

Investment and Development
--------------------------

NaviSite Internet Services Corporation

     NaviSite provides the high-performance, Internet outsourcing solutions of Web hosting and server management, ensuring that a customer's Web presence, database and applications are continuously operational.

     In order to save money and receive better performance, security, and availability, companies are outsourcing their Internet server management. NaviSite's carrier-class data centers, private transit Internet connectivity strategy, advanced monitoring tools, backup power and complete data and network redundancy ensures that customers or end-users are receiving quality performance and security. NaviSite monitors and supports the network and its customers' servers around the clock, and provides detailed reports to its customers regarding performance, availability, and activity related to their Web sites.

     NaviSite's SiteHarbor Web hosting and application solutions provide customers with the benefits of NaviSite's infrastructure as well as service,
expertise, and customization to fit a customer's unique needs.   The  SiteHarbor
product line consists of SiteHarbor CL, SiteHarbor MC, SiteHarbor EM and
SiteHarbor Application Solutions.   SiteHarbor CL, NaviSite's co-location Web
hosting solution, is a customer-managed option for companies who wish to maintain full responsibility for the monitoring and maintenance of their servers while utilizing the benefits of NaviSite's infrastructure. SiteHarbor MC is a managed co-location Web hosting solution. This option allows customers to maintain a role in their server maintenance, but also receive management support from NaviSite. SiteHarbor EM provides enhanced server management capabilities and offers customers the NaviSite support and Web server management tailored to the customer's unique needs. SiteHarbor Application Solutions provide hosting and management solutions for e-commerce, content management and ad-serving applications.

     In addition to the SiteHarbor product line, NaviSite's NaviNet division focuses on building high quality, cost-effective wholesale dial-up networking services based on the NaviNet technology platform. NaviNet's product, GeoDial SP, enables ISPs to rapidly expand into new markets and offer the latest dial-up technologies to their customers, at a low per-user monthly cost for unlimited Internet access.

     GeoDial SP aggregates multiple calling areas, deploys advanced switch bypass technology to eliminate busy signals due to port congestion, and relies on private transit Internet connectivity to bypass congested public peering points. In addition to building a unique technology solution, NaviNet is partnering with CLECs, a strategy that enables the offering of data services with minimal investment. By offering quality, low cost wholesale dial-up networking services for ISPs, GeoDial SP allows ISPs to focus on end user acquisition, technical support, and value-added services. ISPs can more easily grow and retain their subscriber base in an increasingly competitive Internet service marketplace.

     In September, 1998 the Company announced that NaviSite's NaviNet division would be spun-off as a separate wholly-owned subsidiary of CMG.

     NaviSite has data centers in Andover, MA and Scotts Valley, CA and currently plans to expand its Andover data center in the near future. NaviSite currently generates revenues primarily from monthly per-server management fees, installation fees and bandwidth usage charges. In addition to other customers, NaviSite manages the Internet servers for many of CMG's Internet and interactive media affiliates, including Planet Direct, Engage, Mother Nature and Parable.


Engage Technologies, Inc. and Accipiter, Inc.

     In fiscal 1998, CMG purchased Accipiter, Inc., a developer of online management solutions. In August, 1998, Engage Technologies, Inc. and Accipiter, Inc. (together, Engage/Accipiter) were combined, providing customers with integrated advertising management and profiling solutions. Also, in fiscal 1998, Engage transferred its ListLab division to CMG Direct and additionally, sold certain rights to its Engage.Fusion(TM) and Engage.Discover(TM) data warehouse products to Red Brick Systems, Inc. (Red Brick). These products had been developed to accelerate the design and creation of very large data
warehouses and perform high-end data query and analysis.   Certain rights were
retained by the company to sell these products to interactive media markets as components of its Engage/Accipiter product line. With the sale of the certain data warehouse product rights and transfer of the ListLab division, Engage/Accipiter narrowed its focus to the Internet software solutions market.

     Engage/Accipiter develops and markets Web advertising and marketing solutions, enabling customers to anonymously profile and reach online audiences. The company's Web visitor Precision Profiling technology helps customers increase the relevance of their Web site's advertising, editorial and commercial content for both first-time and repeat visitors. Engage/Accipiter delivers both Web-wide and enterprise-specific profiling of visitor interests and preferences without tracking their identity. Engage/Accipiter sets a benchmark for privacy on the Web, allowing Web sites to deliver messages to the targeted audiences, while protecting individual identity. Engage/Accipiter products include the recently developed Accipiter AdManager, Accipiter AdBureau, DecisionSupportServer, ProfileServer and Engage Knowledge Profiles.

     Accipiter AdManager is a software solution which operates the delivery of
online advertising campaigns.   Accipiter AdBureau offers the database marketing
and advertising features of AdManager software as a comprehensive turnkey service, providing an alternative to organizations who wish to outsource ad management, yet maintain control over advertising sales. Accipiter AdManager and Accipiter AdBureau manage the advertising processes for over 90 leading Web sites and online ad networks.

     The DecisionSupportServer software helps online marketers better understand their Web audiences through detailed analysis and reports, enabling sites to conduct profile-based research on individual visitors and convert the multi-layered data into relevant marketing information. The ProfileServer software is a one-to-one Internet marketing solution, allowing online marketers to offer personalized advertising, custom promotions and relevant content to their customers and prospects. Engage/Accipiter's Precision Profiling technology allows the profiling of each Web visitor to best match the customer's marketing
needs.   The Engage Knowledge Profiles provide corporations with the ability to subscribe to in-depth anonymous profiles of over 30 million Web users to target advertising, custom promotions or personalized content.


Planet Direct Corporation

     Planet Direct is a personal Web service that tailors users' online experience to their interests and local community. Planet Direct integrates brand name content, over 27,000 enhanced links to popular content, and other service sites across 15 major interest areas. Planet Direct provides mainstream consumers with information such as news, sports, weather, stock quotes and other financial information, as well as phone directories, driving directions and chat rooms, in a logical and intuitive manner for quick access to personal interests in a community atmosphere.

     Planet Direct's personal Web service is provided to, and co-branded by, more than 420 ISPs and affinity partners nationwide. These organizations use Planet Direct's service to enhance their own Internet offerings, giving the local ISPs, in particular, the resources to compete with the commercial online services. Planet Direct's service is available free to the ISPs' and affinity partners' members, and is also directly accessible to all Web users without disks or downloads. Planet Direct generates revenues from advertising and commerce on its service, which it shares with its ISP and affinity partners.

     Planet Direct offers advertisers a large demographic database of Internet customers and usage patterns. Combining technology with member supplied demographics, Planet Direct is a medium advertisers can use to target consumers with the information on their topics of interest, at the moment they are exploring that interest.

     In September, 1998, Planet Direct announced the integration of InfoMation's Echo technology into its operations to serve Planet Direct's customers and business-to-business partners.


InfoMation Publishing Corporation

     InfoMation seeks to solve the problem of information overload for companies, their employees and their partners by providing knowledge management applications. Further developing the core technology acquired under license from BBN Corporation, InfoMation's Echo software is a Web-based knowledge management application for filtering, organizing, and presenting information from a variety of sources to client individuals. Echo uses standard Web browsers to retrieve and integrate highly focused information to create customized intranet, Internet and extranet solutions.

     In addition to product solutions, its services also include customer support and training as well as business partnerships. InfoMation has announced business partnerships with Financial Times Information, Hewlett-Packard, Lotus Development Corporation, News Alert, Quote.com, and Telecommunications Reports International, Inc. (TRI).


ADSmart Corporation

     ADSmart designs, develops, markets and supports complete sales and serving solutions to manage the Internet advertising buying and selling processes. ADSmart participates in the growth of Internet advertising by providing comprehensive and automated expert sales representation, sales forecasting, campaign management and revenue reporting to advertisers and Web publishers.

     For advertisers, the ADSmart Network, a leading Internet advertising network, provides direct access to key affinity audiences on quality sites. The ADSmart Network allows advertisers to associate their brands with quality content and build unique sponsorship and co-branding relationships. As of the end of fiscal 1998, the ADSmart Network represented 32 premium sites organized around key affinity areas (College, Generation X, Sports, Travel, Business/Finance and Technology). Selected premium properties represented by the ADSmart Network included Golf.com, The Mountain Zone, GORP and IUMA.

     For Web publishers, ADSmart provides outsourced solutions for advertising sales representation and ad management services. ADSmart Management Services provides a turnkey solution for Web publishers to manage the infrastructure and logistics of running an online advertising business.

Password Internet Publishing Corporation

     The Password is a Web service that packages content, commerce, community chat and bulletin boards around specific areas of interest. Organized into a library of over 630 subjects, The Password allows users to read, personalize and to publish back into the library. For readers, the Password library organizes
the Web around personal interests.   For personalizers, the technology allows
consumers to organize their favorite Web content into a single space. For publishers, The Password is a place where consumers can share their view on the Web.

     The Password's service includes the features of The Password Library, My Own Password and Password Publishing. The Password Library features magazines organizing the Web content on a given subject. Editors select Web sites and then define instructions for the filtering engine to ensure that pertinent, up-to-date information is retrieved. In addition, a special interest bulletin board allows users to access information on their special interest community. My Own Password allows consumers to collect information in a personalized magazine. Users can specifically build and define a single, personal gateway on the most up-to-date information on their interests, reducing the need for extensive Web surfing. Password Publishing allows users the tools to post their magazine on a personal Web site, distribute the URL via e-mail or include the magazine in The Password Library.

     The Password uses the core Echo technology developed by CMG subsidiary, InfoMation, and is complimentary to a traditional advertising strategy - namely the desire of advertisers to speak directly to special interest groups which they already know to be appropriate to their products. The Password offers a wide range of advertising, sponsorship and co-marketing opportunities for advertisers to enrich their relationship with consumers and affinity groups.

     The company launched its Web site in February 1998. The Password service is free to its users, with over 150,000 visitors and over 500,000 page views a month as of October, 1998. The company seeks to generate revenues from advertising, sponsorships and commerce. The company also syndicates its content to other highly-visited Web sites.


Vicinity Corporation

     Vicinity is a provider of integrated, e-retail solutions that help corporations tap into the power of the Internet, to bring Web shoppers to real-world store locations. Vicinity offers a practical, private-labeled solution that allows customers to find store locations and products quickly and conveniently using the Web. Vicinity is located in Palo Alto and San Francisco, California as well as Lebanon, New Hampshire.

     For businesses, Vicinity develops and markets its corporate locator technology, content and services in four major product lines: Business Finder 4.0, Business Directory, Maps, and Driving Directions. Vicinity's content and services are delivered to Web users from Vicinity's servers, but appear to originate on the customers' Web sites under their own brand, look and feel. For consumer Web audiences, Vicinity offers a free consumer Web site called MapBlast!

     Business Finder 4.0 provides businesses, particularly those with retail stores, dealerships or franchises with an effective Web-based locator solution to integrate into their sites to provide proximity and multi-attribute proximity
search capabilities.   With the exact address of each of the customer's
locations, Business Finder 4.0 enhances the corporate Web site by allowing consumers to search for the retail outlet, branch or service provider according to their specifications (i.e., proximity, keyword, attribute or other). Upon finding the exact location they are looking for, the consumer can then generate maps and/or driving directions to get them there.

     Business Directory provides up to 16 million U.S. business listings. Business Directory can be implemented by companies in whole or in part as a national Yellow Pages application or as a subject or geographically-specific directory of businesses, events or points of interest.

     Vicinity Maps are interactive, high-quality, road-level detailed electronic maps that customers can incorporate into their Web sites to provide users with vivid, interactive maps of specific business facilities, landmarks and other locations of interest. Customer locations can also be plotted on maps with a logo or other symbol. The U.S. street level maps cover more than 130 major metropolitan areas. Street-level maps are also available for Canada. Driving Directions provide point-to-point, turn-by-turn directions to destinations in metropolitan areas throughout the U.S. and Canada.

     MapBlast! enables users to generate interactive maps of residence or business locations, embed them in home pages and fax or e-mail them to friends and associates.


Blaxxun Interactive, Inc.

     Blaxxun provides software infrastructure for 3-D online communities. Employing client/server architectures and distributed database technology, Blaxxun creates a 3-D environment infrastructure that allows individuals to meet, work, and play on the Web. Blaxxun is located in San Francisco, California and Munich, Germany.

     Blaxxun uses open standards as a key element necessary for the rapid adoption of cyberspace technology. Virtual Reality Modeling Language, or VRML, a counterpart to HTML, enables the construction of virtual worlds. Like HTML, VRML is an open standard architecture that specifies formats and protocols for all aspects of virtual worlds including 3-D geometry, sound, video, interactive behavior, and avatars. Blaxxun's products, which include the Blaxxun Community Server, Community Client software and Developer packages, are VRML-compliant.

     The Blaxxun Community Server, a high-performance, multi-user server allows companies to incorporate interaction into their Web sites, creating user
communities for business, education and entertainment.   Key features include
member and place management, avatar and bot support, shared objects and various types of chat.

     In addition, the Blaxxun Community Clients and several Community Developer software packages, allow integration of community technology with existing servers and databases. As a Community Client, users are able to access servers and interact with other users in the virtual 3-D environment. Community Developer software allows users to create their own customized 3-D virtual worlds.

     Resellers build customer applications using Blaxxun's technology platform which range from online trade shows to shopping malls, customer support to entertainment, product promotion to corporate meetings.


Fulfillment Services
--------------------

SalesLink Corporation

     SalesLink, along with its subsidiary, Pacific Link, provides product and literature fulfillment, inventory and data warehouse management, turnkey outsourcing, sales lead/inquiry management, closed-loop telemarketing, customized software solutions and value added services for the client's marketing or manufacturing programs, primarily to high technology,
biotechnology, financial services, and health-care markets.   SalesLink's
largest customer is Cisco Systems, Inc. (Cisco), which accounted for 64% and 47% of SalesLink's fiscal year 1998 and 1997 revenues, respectively.

     Product and Literature Fulfillment.   On behalf of its fulfillment clients,
SalesLink receives orders for promotional literature and products and "fulfills" them by assembling and shipping the items requested. Product and literature fulfillment services begin with the receipt of orders by SalesLink's inbound telemarketing staff via phone or electronic transmission directly into
SalesLink's computers.   Orders are then generated and presented to the
production floor where fulfillment packages are assembled and shipped to either the end-user or to a broker or distributor.

     Inventory and Data Warehouse Management.   As adjunct services to
fulfillment, SalesLink provides product and literature inventory control and warehousing, offering its customer support and management reports detailing orders, shipments, billings, back orders and returns.

     Turnkey Outsourcing.   SalesLink's major products include supply-based
management programs. Also known as "turnkey," these programs are a form of outsourced manufacturing, in which clients retain SalesLink to purchase components and manufacture customer bills of materials into products that are either shipped to customers, channels of distribution, or to the customer's factory for final manufacturing. These outsourced manufacturing services primarily assist companies in the areas of accessory kits, software, literature and promotional products.

     Sales Lead/Inquiry Management. SalesLink provides prospects with information about a product or service that one of SalesLink's clients is marketing. In response, SalesLink receives sales inquiries and maintains central customer databases of the names and addresses of each person inquiring about the product. SalesLink's clients use the databases for market research, sales follow-up and management reports. Depending on the criteria supplied by the client, SalesLink eliminates non-productive leads, distributes sales inquiries to the client's sales force and ships fulfillment packages containing the client's literature or products. After the disposition of the inquiry, SalesLink is able to produce reports allowing the client to evaluate the effectiveness of the marketing program which generated the inquiry and evaluate the performance of the client's sales force in handling the inquiry.

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

     Customized Software Solutions.   SalesLink's proprietary information
management system, SL FlagShip, allows customers to better understand their
sales and product ordering information.   Stored at SalesLink and/or available
on customers' file servers and PCs, the information is used by customers to
evaluate inventory, market campaigns, and distribution channel success.   SL
FlagShip can solve geomarketing, budget, sales, and media problems through campaign analysis, market demographics, sales lead and territory management, source code analysis, market research and surveys.


InSolutions, Inc.

     InSolutions was acquired by CMG in fiscal 1998 as an addition to its fulfillment services product line. InSolutions is an integrated software manufacturer providing comprehensive turnkey solutions for clients in the high technology industry. InSolutions' services include:

 .  CD-ROM, DVD and diskette replication
 .  Product packaging and assembly
 .  Fulfillment
 .  Print management
 .  Electronic order processing and software distribution
 .  Inventory management
 . Online operations including remote access to inventory, work-in-progress, order status and package tracking.


On-Demand Solutions, Inc.

     On-Demand Solutions was also acquired by CMG in fiscal 1998 as an addition to its fulfillment services product line. On-Demand Solutions provides online operations logistics solutions, offering outsourced program management that support all aspects of the "Web to Warehouse to Customer" process, and markets
support programs for the high-tech, scholastic and sports industries.   On-
Demand Solutions online operations provide service and support in the following e-business value chain areas:

 .  Remote access to bills of material, "see through" inventory, work-in-
   progress, order status and online package tracking.
 .  Online inventory supply and e-mail order confirmation
 . Complete turnkey product and software manufacturing and/or assembly services . Real-time order processing and product fulfillment
 .  Secure online shopping and payment functionality
 .  Web site design, hosting and maintenance
 . Marketing capabilities including campaign support, online survey/registration data capture for customer profiling, marketing collateral manufacturing & fulfillment to prospective clients and customer contact strategies


List and Database Services
--------------------------

CMG Direct Corporation (CMG Direct)

     CMG Direct offers solutions for integrating traditional direct marketing and Internet marketing. With extensive experience in direct marketing, sophisticated database management, analysis and targeted mailing lists, CMG Direct now provides clients with a range of direct and Internet marketing services.

     CMG Direct's principle products are mailing lists derived from its databases and sold primarily to publishers. CMG Direct has three primary mailing list databases, the College List database, the InfoBuyers List database and the K-12 List database. The databases are highly segmented, permitting CMG Direct to use its application software to extract specifically defined lists of potential customers who are most likely to purchase products advertised by CMG Direct's clients. CMG Direct is continually working to expand the size and comprehensiveness of its database offerings based on the needs of its clients and the availability of new lists.

     The College List Database.   The College List database includes
approximately 812,000 names and addresses of professors and college administrators, university deans, faculty and librarians at every college, university and junior college in North America.

CMG Direct classifies each course taught, and the faculty teaching it, into over 4,000 subject codes, which permits CMG Direct to identify all faculty teaching any particular course or subject and create lists identifying the faculty so they can be targeted. The College List is compiled by CMG Direct from course schedules and other source documents published by colleges and universities and is updated continually for new semester information.

     The InfoBuyers List Database. The InfoBuyers List includes over 14 million names and addresses of direct mail purchasers of books, journals and magazines, as well as other pertinent information. The InfoBuyers List is assembled from over 120 proprietary lists of over 100 publishers and other organizations. Combining these separate customer lists into a single database permits CMG Direct to offer its clients a larger group of potential customers across a broader range of target categories than could be obtained from any single list. The database is also valuable because it is limited primarily to those consumers who have actually purchased through mail order and are therefore thought to be more likely to do so in the future. The InfoBuyers List is segmented under the same 4,000 subject codes as the College List, plus additional consumer oriented segmentation.

     The Kindergarten through Grade Twelve List Database (K-12 List). The K-12 List database consists of 5.8 million names including teachers, administrators and book buying families with K-12 children in the U.S. This list also includes the names of approximately 112,780 public and private schools and approximately 15,300 public school district offices. The K-12 List is segmented into over 30 public school district demographic categories and is used by publishers of textbooks, supplemental educational materials and magazines and school supply distributors, among others. The K-12 List is compiled from federal, state and local government files and the names of school administrators and staff are developed through state directories, mailings, telephone surveys and the Internet.

     List Management and Brokerage. CMG Direct provides list management and list brokerage services to businesses that use direct marketing to promote their
products.   As a list manager, CMG Direct acts as the exclusive marketing agent for the postal mailing lists or e-mail lists of its list management clients. In conjunction with performing list management services, CMG Direct also provides list brokerage. This service allows CMG Direct to be a single source for virtually any brokered list requested by a customer and provides opportunity to generate additional sales of CMG Direct's other products.

     Database Management and List Processing Services. CMG Direct's database management and list processing services provide database analysis, design, software development, testing, debugging, and maintenance for clients that want to build a customer database. These services include processing customer data, segmenting the processed information to provide the level of detail and selectivity desired, storing the information, and updating it to make it readily accessible for the client's promotional, analytical and list rental activities. Lists may be combined and enhanced with additional demographic information and other lists to form databases which can be used as the basis of additional client promotions or marketed to other list users. In combining lists, CMG Direct will offer merge/purge services to eliminate duplicate names. CMG Direct also offers private database management as a service for large volume mailers who mail to the same target lists regularly. A private database is a targeted collection of mailing lists that is used repeatedly by a restricted group of mailers.

     CMGExpress.net(TM). CMGExpress.net(TM) is the Internet expansion initiative of CMG Direct Corporation. CMGExpress.net leverages CMG Direct's core competencies through its ExpressList(TM) and PermissionPlus(TM) services. ExpressList is an opt-in e-mail list service which allows marketers to purchase e-mail lists online by segments. CMG Direct's list sources are leading Web sites including InfoBeat, Yoyodyne and Roxy.com. CMG Direct's newest service, PermissionPlus(TM), is a Web site solution that enables companies to survey their customers online. It then gives the company the permission and also ability to e-mail market to their customers. This service is intended to allow clients to convert passive Web site visitors into buying customers.


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

     Pursue innovative advertising solutions. The Company is actively seeking to develop innovative ways for advertisers to reach their target audiences through the Internet effectively. The Company designs and offers customized packages which include the ability to change advertisements quickly and frequently, to conduct advertising test campaigns with rapid result delivery and to track daily usage statistics. The Company has developed and will continue developing software that provides the ability to target ads based on demographics and usage patterns.

     Actively seek growth in the Company's fulfillment services segment. CMG intends to continue to pursue the strategy of growing its fulfillment services segment through gaining market share in its existing markets, through acquisition, and through developing new IT based products and services for its client base. During fiscal 1998, CMG built on its national fulfillment and turnkey businesses with the acquisitions of InSolutions, a turnkey provider with diskette and CD ROM manufacturing capabilities; and On-Demand Solutions, a provider of fulfillment, turnkey and Web-based catalogue and sports e-commerce services. These two new companies are being integrated with SalesLink's national turnkey and fulfillment operations, while creating an e-commerce fulfillment component that will seek to broaden the Company's market potential in the fast-growing Internet fulfillment industry.

     Augment database offerings. The Company has expended significant resources to develop the most comprehensive and accurate databases of their kind available to publishers. The Company believes that its College List database is the dominant list of its kind and that the InfoBuyers List database is the only list of its kind, complemented by the K-12 List database, which is positioned to be cross sold to gain market share. The Company intends to maintain or improve its market position by expanding the number, size, nature, comprehensiveness and segmentation of its database offerings. The Company also intends to leverage its traditional direct marketing competencies through its CMGExpress.net(TM) Internet expansion initiative.

     Cross-sell products and services. The Company is involved in many aspects of the direct marketing sales cycle. The Company has experienced success in fostering the cross-selling of products and services among the businesses and its portfolio, and will increasingly continue to pursue such cross-selling.


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

     The Company attends numerous trade shows in the Internet, high technology, direct marketing, mutual fund, book, and library markets, while further supplementing its sales efforts with space advertising and product and services listings in appropriate directories. In addition, the Company sponsors user group meetings for its mutual fund clients and major list participants in the InfoBuyers List database, where new products and services are highlighted.

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

     CMG's fulfillment services segment companies have several prominent competitors for the mutual fund literature fulfillment and turnkey manufacturing components of its businesses, and also compete with the internal fulfillment and manufacturing operations of manufacturing and mutual fund companies themselves. The companies in this segment also compete on the basis of pricing, geographic proximity to their clients and the speed and accuracy with which orders are processed. There are also many businesses that compete with SalesLink's, InSolutions' and On-Demand Solutions' other services.

     CMG Direct competes on the basis of the accuracy, size, and comprehensiveness of its principal databases: the College List and the InfoBuyers List. The Company believes that the College List is the dominant database of its kind and has only one competitor, while the K-12 List is a relatively new product offering that will compete with the same competitor as the College List. The Company believes that the InfoBuyers List is also the dominant list of its kind. CMG Direct's database management and list processing services compete with numerous other service bureaus and compete on the basis of their effectiveness in processing customer and prospect list databases for publishers.


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

     During fiscal years 1998, 1997 and 1996, the Company expended $19,709,000, $25,058,000 and $6,971,000, respectively, or 21.5%, 35.5% and 24.5%, respectively, of net revenues, on research and development. In addition, during fiscal years 1998, 1997 and 1996, the Company recognized $19,135,000, $1,312,000 and $2,691,000, respectively, of in-process research and development expenses in connection with acquisitions of subsidiaries and investments in affiliates.

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


EMPLOYEES

     As of July 31, 1998, the Company employed a total of 1,024 persons on a full-time basis. In addition, depending on client demand, the Company utilizes manpower agencies to contract between 75 and 200 persons on a temporary, part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.


SEGMENT INFORMATION

     Segment information is set forth in Note 3 of the Notes to Consolidated Financial Statements referred to in Item 8(a) below and incorporated herein by reference.


SIGNIFICANT CUSTOMERS

     Significant customers information is set forth in Note 2(r) of the Notes to Consolidated Financial Statements referred to in Item 8(a) below and incorporated herein by reference.


ITEM 2. - PROPERTIES


FACILITIES

     The location and general character of the Company's principal properties by industry segment as of July 31, 1998 are as follows:

Lists and Database Services and Corporate Headquarters
------------------------------------------------------

     The Company leases approximately 34,000 square feet of administrative, engineering, sales and operations space in Wilmington, Massachusetts, under a lease which expires in 2000. The Company subleases 14,000 square feet of this facility to an outside party.

     The Company also leases approximately 84,000 square feet of space in Andover, Massachusetts, under a lease which expires in 2002. This facility consists of executive office space for the Company's corporate headquarters, as well as administrative, engineering, sales and operations space for certain investment and development segment subsidiaries.

Fulfillment Services
--------------------

     The Company's east coast operations are conducted from an approximately 245,000 square foot leased facility in Boston, Massachusetts. The lease for
this facility expires in 1998.   The Company has recently leased a 155,000
square foot facility in Charlestown, Massachusetts, under an arrangement expiring in 2013. The Company plans to occupy the Charlestown space upon expiration of the Boston lease. Additionally, the Company leases 49,000 square feet in Wilmington, Massachusetts, under lease arrangements that expire through 2003.

     The Company's west coast operations are conducted from leased facilities totaling approximately 325,000 and 100,000 square feet in Newark and Santa Clara, California, respectively. The leases for these facilities expire through 2012. Of the Newark, California facility, 39,000 square feet is subleased to an outside party.

     Additionally, the Company leases an approximately 51,000 square foot operating facility in Bedford Park, Illinois under a lease which expires in 1999.

Investment and Development
--------------------------

     The Company leases the following significant facilities in the investment and development segment:

- 22,000 square feet in Andover, Massachusetts, under a lease that expires in 2007.
- 14,000 square feet in Scotts Valley, California, under a lease that expires in 2002.
- 12,000 square feet in Raleigh, North Carolina, under agreements that expire through 2001.
- 9,500 square feet in Burlington, Massachusetts, under a lease that expires in 2000.
- 7,600 square feet in Palo Alto, California, under a lease that expires in 2000.

     The facilities in this segment primarily consist of engineering, sales, operations and administrative offices.

     This industry segment also shares a portion of the Company's Andover, Massachusetts facility described in the Corporate Headquarters section above.


ITEM 3. - LEGAL PROCEEDINGS

     The Company is not a party to any material litigation.


ITEM 4. - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market information is set forth in Note 18 of the Notes to Consolidated Financial Statements referred to in Item 8(a) below and incorporated herein by reference.

     (b)  On October 20, 1998, there were 374 holders of record of common stock.

     (c) The Company has never paid cash dividends on its common stock, and the Company has no intention to pay cash dividends in the forseeable future.

     (d) On June 16, 1998, the Company issued 185,331 shares of its common stock to shareholders of InSolutions in consideration for the acquisition of all of the issued and outstanding shares of capital stock of InSolutions. The shares issued by the Company are not registered under the Securities Act of 1933, as amended, and carry restrictions on transfer or sale for a period of one year.

          On June 16, 1998, the Company issued 125,071 shares of its common stock to shareholders of On-Demand Solutions in consideration for the acquisition of all of the issued and outstanding shares of capital stock of On-Demand Solutions. The shares issued by the Company are not registered under the Securities Act of 1933, as amended, and carry restrictions on transfer or sale for a period of two years.

          The shares issued in the above mentioned transactions were issued in private placements in reliance upon the exemption provided by section 4 (2) of the Securities Act of 1933.

ITEM 6. -  SELECTED CONSOLIDATED FINANCIAL DATA

     The information set forth in the 1998 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in the 1998 Annual Report to Shareholders, referred to in Item 8(a) below, is incorporated herein by reference and is filed herewith as Exhibit 13.2.


ITEM 7A. -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. The carrying value of long-term debt approximates its fair value, as estimated by using discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At July 31, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on the outstanding borrowings under its line of credit and other bank borrowing arrangements. Information about the Company's borrowing arrangements including principal amounts and related interest rates appears in
Note 12 to the Consolidated Financial Statements included herein.

     The Company has historically had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. As the Company expands globally, the risk of foreign currency exchange rate fluctuation may dramatically increase. Therefore, in the future, the Company may consider utilizing derivative instruments to mitigate such risks.


ITEM 8. -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) The following consolidated financial statements of the Company and independent auditors' report set forth in the 1998 Annual Report to Shareholders are incorporated herein by reference and are filed herewith as Exhibit 13.3:

          - Consolidated Balance Sheets as of July 31, 1998 and 1997
          - Consolidated Statements of Operations for the three years ended July 31, 1998
          - Consolidated Statements of Stockholders' Equity for the three years ended July 31, 1998
          - Consolidated Statements of Cash Flows for the three years ended July 31, 1998
          - Notes to Consolidated Financial Statements
          - Independent Auditors' Report

     (b) Selected Quarterly Financial Data (unaudited) is set forth in Note 18 of the Notes to Consolidated Financial Statements referred to in Item 8 (a) above and incorporated herein by reference.


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


ITEM 11. - EXECUTIVE COMPENSATION

       Incorporated by reference from the portions of the Definitive Proxy Statement entitled "Executive Compensation," and "Additional Information Compensation of Directors."


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


PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (A) Financial Statements, Financial Statement Schedule, and Exhibits

           1.  Financial Statements. The financial statements as set forth under
               Item 8 of this report on Form 10-K are incorporated herein by reference. The following financial statements of Lycos, Inc. as required by Regulation S-X, Rule 3-09 are filed herewith as
               Exhibit 99.1:

                  --Consolidated Balance Sheets as of July 31, 1998 and 1997

                  --Consolidated Statements of Operations for the three years ended July 31, 1998

                  --Consolidated Statements of Stockholders' Equity for the
                    three years ended July 31, 1998

                  --Consolidated Statements of Cash Flows for the three years ended July 31, 1998

                  --Notes to Consolidated Financial Statements

                  --Independent Auditors' Report

           2. Financial Statement Schedule. Financial Statement Schedule II of the Company and the corresponding Report of Independent Auditors on Financial Statement Schedule are included in this report.

               All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

           3. Exhibits. The following Exhibits are required to be filed with this Report by Item 14 and are incorporated by reference to the source cited in the Exhibit Index below or are filed herewith.

                                 EXHIBIT INDEX

EXHIBIT NO.                   TITLE                                                       METHOD OF FILING
-----------                   -----                                                       ----------------
3 (i)(1)       Amendment to the Restated Certificate of               Incorporated by reference to Exhibit 3 (i) (1) to the
               Incorporation.                                         Registrant's quarterly report on Form 10-Q for the quarter ended April 30, 1996

3 (i) (2)      Restated Certificate of Incorporation.                 Incorporated by reference from Registration Statement on Form
                                                                      S-1, as amended, filed on November 10, 1993 (Registration No.
                                                                      33-71518)

3 (ii)         Restated By-Laws.                                      Incorporated by reference from Registration Statement on Form
                                                                      S-1, as amended, filed on November 10, 1993 (Registration No.
                                                                      33-71518)

4              Specimen Stock Certificate representing the            Incorporated by reference from Registration Statement on Form
               Common Stock.                                          S-1, as amended, filed on November 10, 1993 (Registration No.
                                                                      33-71518).

10.01          Form of Indemnification Agreement executed             Filed herewith.
               between the Company and each of the members of
               its Board of Directors (David S. Wetherell,
               William H. Berkman, Craig D. Goldman, John A.
               McMullen and Robert J. Ranalli) in June 1998.

10.02          Lease, dated November 21, 1991, Between the            Incorporated by reference from Registration Statement on Form
               Registrant and Ballardvale Park Associates II          S-1, as amended, filed on November 10, 1993 (Registration No.
               Limited Partnership.                                   33-71518).

10.03          Lease Agreement, dated September 2, 1992, between      Incorporated by reference from Registration Statement on Form
               SalesLink Corporation, the subsidiary of the           S-1, as amended, filed on November 10, 1993 (Registration No.
               Registrant, and American National Bank & Trust         33-71518).
               Company of Chicago as Trustee under Trust No.
               1001971-01.

10.04          Amendment to Lease, dated May 10, 1992, between        Incorporated by reference from Registration Statement on Form
               SalesLink Corporation, the subsidiary of the           S-1, as amended, filed on November 10, 1993 (Registration No.
               Registrant, and Drydock Associates Limited             33-71518).
               Partnership.

10.05*         Employment Agreement, dated August 1, 1993,            Incorporated by reference from Registration Statement on Form
               between the Registrant and David S. Wetherell.         S-1, as amended, filed on November 10, 1993 (Registration No.
                                                                      33-71518).

10.06          Fulfillment and Inventory Management Agreement         Incorporated by reference from Registration Statement on Form
               between SalesLink Corporation, the subsidiary of       S-1, as amended, filed on November 10, 1993 (Registration No.
               the Registrant, and MFS Financial Services, Inc.       33-71518).

10.07          Fulfillment and Mailing Agreement, dated January       Incorporated by reference from Registration Statement on Form
               1, 1993, between SalesLink Corporation, the            S-1, as amended, filed on November 10, 1993 (Registration No.
               subsidiary of the Registrant and Kemper Financial      33-71518).
               Services, Inc.

EXHIBIT NO.                        TITLE                                                  METHOD OF FILING
-----------                        -----                                                  ----------------
10.08          Agreement, dated January 15, 1991, between          Incorporated by reference from Registration Statement on Form
               ListLab, a division of the Registrant, and          S-1, as amended, filed on November 10, 1993 (Registration No.
               Prentice-Hall, Business and Professional            33-71518).
               Publishing Division.

10.09          Account Indebtedness Letter Agreement, dated as     Incorporated by reference from Registration Statement on Form
               of November 9, 1993, between the Registrant and     S-1, as amended, filed on November 10, 1993 (Registration No.
               David S. Wetherell.                                 33-71518).

10.10          Amendment to Account Indebtedness Letter            Incorporated by reference from Registration Statement on Form
               Agreement, dated as of January 10, 1994, between    S-1, as amended, filed on November 10, 1993 (Registration No.
               the Registrant and David S. Wetherell.              33-71518).

10.11*         Amendment No. 1 to the Employment Agreement,        Incorporated by reference from Registration Statement on Form
               dated January 20, 1994, between the Registrant      S-1, as amended, filed on November 10, 1993 (Registration No.
               and David S. Wetherell.                             33-71518).

10.12          Amendment No. 2 to Account Indebtedness Letter      Incorporated by reference from Registration Statement on Form
               Agreement, dated January 25, 1994 between the       S-1, as amended, filed on November 10, 1993 (Registration No.
               Registrant and David S. Wetherell.                  33-71518).

10.13          Extension Agreement dated August 4, 1995 to         Incorporated by reference to Exhibit 10.24 to the Registrant's
               Fulfillment and Mailing Agreement dated January     annual report on Form 10-K for the year ended July 31, 1995 .
               1, 1993, between SalesLink Corporation and Kemper
               Financial Services, Inc.

10.14          Fulfillment Master Purchase Agreement dated March   Incorporated by reference to Exhibit 10.25 to the Registrant's
               28, 1994, between SalesLink Corporation and         annual report on Form 10-K for the year ended July 31, 1995.
               Fidelity Investments Institutional Service
               Company, Inc.

10.15          Literature Fulfillment Agreement dated August 1,    Incorporated by reference to Exhibit 10.26 to the Registrant's
               1995, between SalesLink Corporation and Vista       annual report on Form 10-K for the year ended July 31, 1995.
               Capital Management.

10.16          License Agreement dated June 16, 1995, as           Incorporated by reference to Exhibit 10.27 to the Registrant's
               amended, between the Registrant, CMG@Ventures,      annual report on Form 10-K for the year ended July 31, 1995.
               L.P., Carnegie Mellon University, and Lycos, Inc.

10.17          Agreement and Plan of Reorganization dated as of    Incorporated by reference from report on Form 8-K as filed
               November 8, 1994, as amended, among the             with the Commission 01/01/95 (File No. 0-22846).
               Registrant, BookLink Technologies, Inc., America
               Online, Inc. and BLT Acquisition Corporation.

10.18*         1995 Employee Stock Purchase Plan, as amended.      Incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended October
                                                                   31, 1997.

10.19*         1986 Stock Option Plan, as amended.                 Incorporated by reference to Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q for the quarter ended October
                                                                   31, 1997.

EXHIBIT NO.                             TITLE                                                  METHOD OF FILING
-----------                             -----                                                  ----------------
10.20          Master Agreement dated as of February 13, 1996      Incorporated by reference to Exhibit 10.33 to the Registrant's
               between BBN Corporation and the Registrant.         quarterly report on Form 10-Q for the quarter ended January
                                                                   31, 1996.

10.21*         1995 Stock Option Plan for Non-Employee             Incorporated by reference to Exhibit 10.3 to the Registrant's
               Directors, as amended.                              quarterly report on Form 10-Q for the quarter ended October
                                                                   31, 1997.

10.22          Amendments dated February 9, 1996 and March 4,      Incorporated by reference to Exhibit 10.35 to the Registrant's
               1996 to License Agreement dated June 16, 1995,      quarterly report on Form 10-Q for the quarter ended January
               between the Registrant, CMG@Ventures L.P.,          31, 1996.
               Carnegie Mellon University and Lycos, Inc.

10.23          Sublease, dated September 26, 1996 between the      Incorporated by reference to Exhibit 10.1 to the Registrant's
               Registrant and FTP Software, Inc.                   quarterly report on Form 10-Q for the quarter ended October
                                                                   31, 1996.

10.24*         Amendment No. 2 to Employment Agreement, dated      Incorporated by reference to Exhibit 10.2 to the Registrant's
               October 25, 1996, between the Registrant and        quarterly report on Form 10-Q for the quarter ended October
               David S. Wetherell.                                 31, 1996.

10.25          Supplement #1 to Sublease, dated September 26,      Incorporated by reference to Exhibit 10.1 to the Registrant's
               1996 between the Registrant and FTP Software, Inc.  quarterly report or Form 10-Q for the quarter ended January
                                                                   31, 1997.

10.26          CMG Stock Purchase Agreement, dated as of           Incorporated by reference to Exhibit 99.1 to the Registrant's
               December 10, 1996 by and between the Registrant     current report on Form 8-K dated January 31, 1997, filed on
               and Microsoft Corporation.                          February 14, 1997.

10.27*         CMG @Ventures, Inc. Deferred Compensation Plan.     Incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended April 30,
                                                                   1997.

10.28          Stock Purchase Agreement dated as of October 24,    Incorporated by reference to Exhibit 2 to the Registrant's
               1996, among SalesLink Corporation, CMG              report on Form 8-K as filed with the commission 10/24/96 (File
               Information Services, Inc., Pacific Direct          No. 0-022846).
               Marketing Corp., d/b/a Pacific Link and all the
               stockholders of Pacific Link.

10.29          Warrant Purchase Agreement by and among SalesLink   Incorporated by reference to Exhibit 10.37 to the Registrant's
               Corporation and BankBoston, N.A., dated as of       annual report on Form 10-K for the year ended July 31, 1997.
               October 24, 1996.

10.30          Common Stock Purchase Warrant issued by SalesLink   Incorporated by reference to Exhibit 10.38 to the Registrant's
               Corporation to BankBoston, N.A., dated as of        annual report on Form 10-K for the year ended July 31, 1997.
               October 24, 1996.

10.31          Revolving Credit Agreement, dated May 14, 1997,     Incorporated by reference to Exhibit 10.49 to the Registrant's
               between the Registrant and BankBoston, N.A.         annual report on Form 10-K for the year ended July 31, 1997.

10.32          Revolving Credit Note, dated May 14, 1997,          Incorporated by reference to Exhibit 10.50 to the Registrant's
               between the Registrant and BankBoston, NA.          annual report on Form 10-K for the year ended July 31, 1997.

EXHIBIT NO.                          TITLE                                                METHOD OF FILING
-----------                          -----                                                ----------------
10.33          First Amendment, dated as of May 26, 1998, to       Filed herewith.
               Revolving Credit Agreement, dated May 14, 1997 by
               and among CMG Information Services, Inc. and
               BankBoston, N.A. and the other lending
               institutions listed on Schedule 1 to the Credit
               Agreement.

10.34          Second Amendment, dated as of April 9, 1998, to     Filed herewith.
               Revolving Credit Agreement, dated May 14, 1997,
               by and among CMG Information Services, Inc. and
               BankBoston, N.A. and the other lending
               institutions listed on Schedule 1 to the Credit
               Agreement.

10.35          Third Amendment, dated as of May 31, 1998, to       Filed herewith.
               Revolving Credit Agreement, dated May 14, 1997,
               by and among CMG Information Services, Inc. and
               BankBoston, N.A. and the other lending
               institutions listed on Schedule 1 to the Credit
               Agreement.

10.36          Fourth Amendment, dated as of August 14, 1998, to   Filed herewith.
               Revolving Credit Agreement, dated May 14, 1997,
               by and among CMG Information Services, Inc. and
               BankBoston, N.A. and the other lending
               institutions listed on Schedule 1 to the Credit
               Agreement.

10.37          Fifth Amendment, dated as of September 30, 1998,    Filed herewith.
               to Revolving Credit Agreement, dated May 14,
               1997, by and among CMG Information Services, Inc.
               and BankBoston, N.A. and the other lending
               institutions listed on Schedule 1 to the Credit
               Agreement.

10.38          Common Stock Purchase Agreement dated as of         Incorporated by reference to Exhibit 99.1 to the Registrant's
               December 19, 1997 by and between CMG Information    current report on Form 8-K dated December 19, 1997, filed
               Services, Inc. and Intel Corporation.               December 29, 1997.

10.39          ISDA Master Swap Agreement (the "Swap               Incorporated by reference to Exhibit 10.1 to the Registrant's
               Agreement"), dated January 13, 1998, between        quarterly report on Form 10-Q for the quarter ended January
               BankBoston, N.A. and the Registrant.                31, 1998.

10.40          Schedule to the Swap Agreement, dated January 13,   Incorporated by reference to Exhibit 10.2 to the Registrant's
               1998.                                               quarterly report on Form 10-Q for the quarter ended January
                                                                   31, 1998.

10.41          Confirmation to the Swap Agreement, dated January   Incorporated by reference to Exhibit 10.3 to the Registrant's
               13, 1998.                                           quarterly report on Form 10-Q for the quarter ended January
                                                                   31, 1998.

10.42          ISDA Credit Support Annex, dated January 13,        Incorporated by reference to Exhibit 10.4 to the Registrant's
               1998, between BankBoston, N.A. and the Registrant.  quarterly report on Form 10-Q for the quarter ended January
                                                                   31, 1998.


EXHIBIT NO.                        TITLE                                                METHOD OF FILING
-----------                        -----                                                ----------------
10.43          Agreement for the Assignment of Voting Rights,      Incorporated by reference to Exhibit 10.5 to the Registrant's
               dated January 13, 1998, between the Registrant      quarterly report on Form 10-Q for the quarter ended January
               and Long Lane Master Trust.                         31, 1998.

10.44          Repurchase Agreement, dated January 13, 1998,       Incorporated by reference to Exhibit 10.6 to the Registrant's between the Registrant and Long Lane Master Trust.  quarterly report on Form 10-Q for the quarter ended January
                                                                   31, 1998.

10.45          Common Stock Purchase Agreement dated as of         Incorporated by reference to Exhibit 99.1 to the Registrant's
               February 15, 1998 by and between CMG Information    current report on Form 8-K dated February 27, 1998, filed
               Services, Inc. and Sumitomo Corporation.            March 19, 1998.

10.46          CMG @Ventures I, LLC Limited Liability Company      Incorporated by reference to Exhibit 10.1 to the Registrant's
               Agreement, dated December 18, 1997.                 quarterly report on Form 10-Q for the quarter ended April 30,
                                                                   1998.

10.47          Agreement and Plan of Merger dated as of April 8,   Incorporated by reference to Exhibit 2.1 to the Registrant's
               1998 among CMG Information Services, Inc., CMGI     current report on Form 8-K dated April 8, 1998, filed on April
               Acquisition Corporation, Accipiter, Inc., and       23, 1998.
               Certain Stockholders of Accipiter, Inc. Named
               Herein.

10.48          Employee Stockholder Escrow Agreement dated April   Incorporated by reference to Exhibit 2.2 to the Registrant's
               8, 1998.                                            current report on Form 8-K dated April 8, 1998, filed on April
                                                                   23, 1998.

10.49          Non-Employee Stockholder Escrow Agreement dated     Incorporated by reference to Exhibit 2.3 to the Registrant's
               April 8, 1998.                                      current report on Form 8-K dated April 8, 1998, filed on April
                                                                   23, 1998.

10.50          Employee Investment Representation and Lockup       Incorporated by reference to Exhibit 2.4 to the Registrant's
               Letters dated April 8, 1998.                        current report on Form 8-K dated April 8, 1998, filed on April
                                                                   23, 1998.

10.51          Non-Employee Investment Representation and Lockup   Incorporated by reference to Exhibit 2.5 to the Registrant's
               Letters dated April 8, 1998.                        current report on Form 8-K dated April 8, 1998, filed on April
                                                                   23, 1998.

10.52          Registration Rights Agreement dated April 8, 1998.  Incorporated by reference to Exhibit 2.6 to the Registrant's current report on Form 8-K dated April 8, 1998, filed on April
                                                                   23, 1998.

10.53          Lease, dated January 6, 1998, between the 425       Incorporated by reference to Exhibit 10.2 to the Registrant's
               Medford Nominee Trust and SalesLink Corporation     quarterly report on Form 10-Q for the quarter ended April 30,
               for premises at 425 Medford Street, Boston,         1998.
               Massachusetts.

10.54          CMG Information Services, Inc. Guaranty of          Incorporated by reference to Exhibit 10.3 to the Registrant's
               SalesLink Corporation Lease for 425 Medford         quarterly report on Form 10-Q for the quarter ended April 30,
               Street, Boston, Massachusetts.                      1998.

10.55          Supplement No. 2 to the Registrant's Lease for      Incorporated by reference to Exhibit 10.4 to the Registrant's
               100 Brickstone Square, Andover, Massachusetts.      quarterly report on Form 10-Q for the quarter ended April 30,
                                                                   1998.

EXHIBIT NO.                       TITLE                                                METHOD OF FILING
-----------                       -----                                                ----------------
10.56          Supplement No. 3 to the Registrant's Lease for      Incorporated by reference to Exhibit 10.5 to the Registrant's
               100 Brickstone Square, Andover, Massachusetts.      quarterly report on Form 10-Q for the quarter ended April 30,
                                                                   1998.

10.57          Amended and Restated Revolving Credit and Term      Filed herewith.
               Loan Agreement, dated as of June 11, 1998, among
               SalesLink Corporation, InSolutions Incorporated,
               Pacific Direct Marketing Corp., BankBoston, N.A.
               and the other lending institutions set forth in
               Schedule 1.

10.58          Amended and Restated Term Note, dated June 11,      Filed herewith.
               1998, between SalesLink Corporation and
               InSolutions Incorporated and Imperial Bank.

10.59          Amended and Restated Term Note, dated June 11,      Filed herewith.
               1998, between SalesLink Corporation and
               InSolutions Incorporated and BankBoston, N.A.

10.60          Fourth Amended and Restated Revolving Credit        Filed herewith.
               Note, dated June 11, 1998, between SalesLink
               Corporation and InSolutions Incorporated and
               Imperial Bank.

10.61          Fourth Amended and Restated Revolving Credit        Filed herewith.
               Note, dated June 11, 1998, between SalesLink
               Corporation and InSolutions Incorporated and
               BankBoston, N.A.

10.62          Amended and Restated Stock Pledge Agreement,        Filed herewith.
               dated June 11, 1998, between SalesLink
               Corporation and BankBoston, N.A.

10.63          Amended and Restated Guaranty, dated as of June     Filed herewith.
               11, 1998, by Pacific Direct Marketing Corp. in
               favor of BankBoston, N.A.

10.64          Amended and Restated Security Agreement, dated as   Filed herewith.
               of June 11, 1998, among SalesLink Corporation,
               InSolutions Incorporated and BankBoston, N.A.

10.65          Amended and Restated Security Agreement, dated as   Filed herewith.
               of June 11, 1998, between Pacific Direct
               Marketing Corp. and BankBoston, N.A.

10.66          Amended and Restated Trademark Collateral           Filed herewith.
               Security and Pledge Agreement, dated as of June
               16, 1998, between SalesLink Corporation and
               BankBoston, N.A.

10.67          Trademark Collateral Security and Pledge            Filed herewith.
               Agreement, dated as of June 11, 1998, between
               InSolutions Incorporated and BankBoston, N.A.

EXHIBIT NO.                   TITLE                                METHOD OF FILING
-----------                   -----                                ----------------
10.68          Registration Rights Agreement, dated June 16,       Filed herewith.
               1998, between the listed shareholders and CMG
               Information Services, Inc.

10.69          CMG@Ventures II, LLC Operating Agreement, dated     Filed herewith.
               as of February 26, 1998

13.1           Selected Consolidated Financial Data.               Filed herewith.

13.2           Management's Discussion and Analysis of Financial   Filed herewith.
               Condition and Results of Operations.

13.3           Consolidated Financial Statements, Supplementary    Filed herewith.
               Data, and Independent Auditors' Report.

21             Subsidiaries of the Registrant.                     Filed herewith.

23.1           Consent of Independent Auditors.                    Filed herewith.

23.2           Consent of Independent Auditors for Lycos, Inc.     Filed herewith.

27.1           Restated Financial Data Schedule for the year       Filed herewith.
               ended July 31, 1997.

27.2           Financial Data Schedule for the year ended July     Filed herewith.
               31, 1998.

99.1           Consolidated Financial Statements and Independent   Filed herewith.
               Auditors' Report Thereon of Lycos, Inc.

     * Management contracts and compensatory plans or arrangements.

(B)  Reports on Form 8-K

     On June 12, 1998, the Company filed a report on Form 8-K/A amending the Form 8-K dated April 8, 1998 in conjunction with the acquisition of all the issued and outstanding shares of capital stock of Accipiter, Inc. in exchange for approximately 1,264,000 shares of the Company's common stock.

     On July 1, 1998, the Company filed a report on Form 8-K dated June 16, 1998 in conjunction with the acquisition of all the issued and outstanding shares of capital stock of InSolutions, Incorporated in exchange for approximately 185,000 shares of the Company's common stock, $5 million in cash and a note payable to a former employee shareholder.

                        REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors
CMG Information Services, Inc.:

Under date of September 22, 1998, except for Note 19 which is as of October 27, 1998, we reported on the Consolidated Balance Sheets of CMG Information Services, Inc. as of July 31, 1998 and 1997, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended July 31, 1998, which are included in the Form 10-K for the year ended July 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 /s/ KPMG Peat Marwick LLP

                                                 KPMG PEAT MARWICK LLP

Boston, Massachusetts
September 22, 1998

                        CMG INFORMATION SERVICES, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED JULY 31, 1996, 1997, 1998

                                             Additions                        Deductions
                                     ----------------------------     ----------------------------------
                                                     Additions         Deductions
Accounts Receivable,                                 Charged to         (Charged
   Allowance for       Balance at                     Costs and           against             (a)          Balance at
     Doubtful         beginning of                  Expenses (Bad        Accounts      Deconsolidation/       end
     Accounts           period       Acquisitions   Debt Expense)       Receivable)      Dispositions      of period
     --------           ------       ------------   ------------        ----------       ------------      ---------
1996                  $    148,000   $       --    $    294,000        $       --      $                  $    442,000
1997                  $    442,000   $  395,000    $    442,000        $  186,000      $   10,000         $  1,083,000
1998                  $  1,083,000   $  264,000    $    466,000        $   99,000      $  659,000         $  1,055,000

(a) Amount of $659,000 in fiscal 1998 relates to the effect of deconsolidation of Lycos, Inc. on November 1, 1997. Amount of $10,000 in fiscal 1997 relates to the disposition of the Company's subsidiary, NetCarta Corporation in January 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CMG INFORMATION SERVICES, INC.
                                     (Registrant)

Date: October 29, 1998               By /s/ David S. Wetherell
                                        --------------------------
                                        David S. Wetherell, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature                            Title
---------                            -----


/s/  David S. Wetherell              Chairman of the Board, President, Chief
--------------------------------
     David S. Wetherell              Executive Officer and Director (Principal
                                     Executive Officer)


 /s/ Andrew J. Hajducky, III         Chief Financial Officer and Treasurer
--------------------------------
     Andrew J. Hajducky III, CPA     (Principal Financial and Accounting
                                     Officer)


 /s/ John A. McMullen                Director
--------------------------------
     John A. McMullen


 /s/ Craig D. Goldman                Director
--------------------------------
     Craig D. Goldman


/s/  William H. Berkman              Director
--------------------------------
     William H. Berkman


/s/  Robert J. Ranalli               Director
--------------------------------
     Robert J. Ranalli