Form 10-Q
period 1998-10-31
CMG INFORMATION SERVICES INC
filed 1998-12-15
CIK 914712

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED OCTOBER 31, 1998

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

                     Yes      X                No
                          ---------                -----------

                 Number of shares outstanding of the issuer's
                     common stock, as of December 11, 1998


Common Stock, par value $.01 per share                  23,083,025
---------------------------------------            ---------------------------
           Class                                   Number of shares outstanding

                         CMG INFORMATION SERVICES, INC.
                                   FORM 10-Q

                                     INDEX


                                                                          Page Number
                                                                          -----------
Part I. FINANCIAL INFORMATION

  Item 1.     Consolidated Financial Statements

              Consolidated Balance Sheets
              October 31, 1998 and July 31, 1998                                 3

              Consolidated Statements of Operations
              Three months ended October 31, 1998 and 1997                       4

              Consolidated Statements of Cash Flows
              Three months ended October 31, 1998 and 1997                       5

              Notes to Interim Consolidated Financial Statements                6-12


  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              13-16

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk         17

Part II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                      18

SIGNATURE                                                                        19


                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
               (in thousands, except share and per share amounts)

                                                                                            October 31,         July 31,
                                                                                               1998               1998
                                                                                         --------------     -----------------
                              ASSETS
Current assets:
  Cash and cash equivalents                                                                   $  6,639           $ 61,537
  Available-for-sale securities                                                                 92,287              5,764
  Accounts receivable, trade, less allowance for doubtful accounts                              29,222             23,960
  Inventories                                                                                    9,547              8,250
  Prepaid expenses                                                                               3,203              3,210
  Other current assets                                                                           1,991              2,364
                                                                                              --------           --------
              Total current assets                                                             142,889            105,085

Property and equipment, net                                                                     13,236             13,973
Investments in affiliates                                                                      115,057             66,187
Cost in excess of net assets of subsidiaries acquired, net of accumulated                       48,606             49,682
 amortization
Other assets                                                                                     6,623              2,533
                                                                                              --------           --------
                                                                                              $326,411           $237,460
                                                                                              ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                               $ 24,800           $ 27,656
  Current installments of long-term debt                                                        16,966             16,594
  Accounts payable                                                                              17,030             11,261
  Accrued income taxes                                                                              --             10,085
  Accrued expenses                                                                              22,549             20,534
  Deferred revenues                                                                             10,292              4,932
  Deferred income taxes                                                                         14,056                 --
  Other current liabilities                                                                        901              1,239
                                                                                              --------           --------
             Total current liabilities                                                         106,594             92,301

Long-term debt, less current installments                                                        1,001              1,373
Deferred income taxes                                                                           23,187             10,528
Other long-term liabilities                                                                      4,482              4,428
Minority interest                                                                               33,402             11,045
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued                         --                 --
  Common stock, $.01 par value.  Authorized 40,000,000 shares; issued 23,073,436
   shares at October 31, 1998 and 23,033,943 shares at July 31, 1998                               231                230

  Additional paid-in capital                                                                    92,422             91,260
  Net unrealized loss on available-for-sale securities                                            (525)              (436)
  Deferred compensation                                                                         (1,109)            (1,442)
  Retained earnings                                                                             66,726             28,173
                                                                                              --------           --------
Total stockholders' equity                                                                     157,745            117,785
                                                                                              --------           --------
                                                                                              $326,411           $237,460
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

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                    (in thousands, except per share amounts)


                                                                  Three months ended October 31,
                                                                  ------------------------------
                                                                       1998                1997
                                                                       ----                ----
Net revenues                                                      $    40,005           $  25,135
Operating expenses:
  Cost of revenues                                                     37,108              15,259
  Research and development                                              5,491               6,174
  Selling                                                               8,979              11,040
  General and administrative                                            8,306               4,901
                                                                  -----------           ---------
   Total operating expenses                                            59,884              37,374
                                                                  -----------           ---------

Operating loss                                                        (19,879)            (12,239)
                                                                  -----------           ---------
Other income (deductions):
  Interest income                                                         559                 843
  Interest expense                                                     (1,068)               (770)
  Gain on sale of data warehouse product rights                            --               8,437
  Gain on sale of Lycos, Inc. common stock                              2,018               6,324
  Gain on sale of available-for-sale securities                            --               4,174
  Gain (loss) on stock issuance by Lycos, Inc.                         19,182                 (94)
  Gain on stock issuance by GeoCities                                  24,132                  --
  Gain on sale of investment in Sage Enterprises, Inc.                 19,057                  --
  Gain on sale of investment in Reel.com, Inc.                         23,158                  --
  Equity in losses of affiliates                                       (2,589)             (1,529)
  Minority interest                                                       101                 (28)
                                                                  -----------           ---------
                                                                       84,550              17,357
                                                                  -----------           ---------

Income  before income taxes                                            64,671               5,118
Income tax expense                                                     26,118               2,433
                                                                  -----------           ---------
Net income                                                        $    38,553           $   2,685
                                                                  ===========           =========

Basic earnings per share                                          $      1.67           $    0.14
                                                                  ===========           =========

Diluted earnings per share                                        $      1.54           $    0.12
                                                                  ===========           =========
Weighted average shares outstanding:
  Basic                                                                23,041              19,358
                                                                  ===========           =========
  Diluted                                                              24,966              20,633
                                                                  ===========           =========

                    The accompanying notes are an integral
                part of the consolidated financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                 (in thousands)

                                                                       Three months ended October 31,
                                                                       ------------------------------
                                                                          1998                1997
                                                                          ----                ----
Cash flows from operating activities:
  Net income                                                            $ 38,553            $  2,685
  Adjustments to reconcile net income to net cash used for
   operating activities:
    Depreciation and amortization                                          2,462               1,644
    Deferred income taxes                                                 29,079              (1,183)
    Non-operating gains, net                                             (87,547)            (18,841)
    Equity in losses of affiliates                                         2,589               1,529
    Minority interest                                                       (101)                 28
    Changes in operating assets and liabilities, excluding
     effects of acquired companies:
     Trade accounts receivable                                            (5,262)             (1,900)
     Inventories                                                          (1,297)             (1,607)
     Prepaid expenses                                                          7              (1,300)
     Accounts payable and accrued expenses                                 7,614               1,601
     Deferred revenues                                                     5,360               1,308
     Refundable and accrued income taxes, net                            (11,517)              3,672
     Other assets and liabilities                                           (165)                 (6)
                                                                        --------            --------
Net cash used for operating activities                                   (20,225)            (12,370)
                                                                        --------            --------

Cash flows from investing activities:
  Additions to property and equipment                                     (2,182)             (2,017)
  Purchase of available-for-sale securities                              (31,123)                 --
  Proceeds from sale of available-for-sale securities                         --               7,555
  Proceeds from sale of data warehouse product rights                         --               9,543
  Proceeds from sale of Lycos, Inc. common stock                           2,520               7,149
  Investments in affiliates                                               (4,827)             (3,516)
  Other                                                                    1,793                (126)
                                                                        --------            --------
Net cash provided by (used for) investing activities                     (33,819)             18,588
                                                                        --------            --------

Cash flows from financing activities:
  Net repayments of notes payable                                         (2,856)            (10,000)
  Repayments of long-term debt                                                --                (697)
  Net proceeds from issuance of common stock                                 261                 425
  Net proceeds from issuance of stock by subsidiaries                      1,945                 477
  Other                                                                     (204)              1,061
                                                                        --------            --------
Net cash used for financing activities                                      (854)             (8,734)
                                                                        --------            --------

Net decrease in cash and cash equivalents                                (54,898)             (2,516)
Cash and cash equivalents at beginning of period                          61,537              59,762
                                                                        --------            --------
Cash and cash equivalents at end of period                              $  6,639            $ 57,246
                                                                        ========            ========



                    The accompanying notes are an integral
                part of the consolidated financial statements.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


A.     BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by CMG Information Services, Inc. ("CMG" or "the Company") in accordance with generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 1998 which are contained in the Company's Annual Report on Form 10-K. The results for the three month period ended October 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with current year presentation.


B.     DECONSOLIDATION OF LYCOS, INC.

During the first quarter of fiscal year 1998, the Company owned in excess of 50% of Lycos, Inc. (Lycos) and accounted for its investment under the consolidation method. Through the subsequent sale and distribution of Lycos shares, the Company's ownership percentage in Lycos was reduced to below 50% beginning in November, 1997. As such, beginning in November, 1997, the Company began accounting for its remaining investment in Lycos under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Lycos were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Lycos were consolidated with those of CMG's other majority owned subsidiaries in
the Company's consolidated balance sheets.   The Company's historical quarterly
consolidated operating results for the fiscal quarter ended October 31, 1997 included Lycos sales of $9,303,000 and operating losses of $433,000.

The following table contains summarized financial information for Lycos for the quarter ended October 31, 1998:

(in thousands)
Condensed Statement of Operations:

                                         Quarter
                                          Ended
                                       October 31,
                                          1998
                                       -----------
             Net revenues               $ 24,784
                                        ========
             Operating loss             $(26,673)
                                        ========
             Net loss                   $(14,656)
                                        ========


Note: Lycos' operating and net loss for the quarter ended October 31, 1998 includes an in-process research and development charge of $15,400,000 related to Lycos' acquisition of WhoWhere? Inc. during the quarter.

Condensed Balance Sheet:

                                             October 31,
                                                1998
                                                ----
               Current assets                 $203,041
               Noncurrent assets               193,454
                                              --------
               Total assets                   $396,495
                                              ========

               Current liabilities             $52,817
               Noncurrent liabilities           30,750
               Stockholders' equity            312,928
                                              --------
               Total liabilities and
                stockholders' equity          $396,495
                                              ========

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


C.     SALE OF CMG@VENTURES INVESTMENTS AND INVESTMENT IN HOLLYWOOD
       ENTERTAINMENT

In August, 1998, the Company's subsidiary, CMG@Ventures II, LLC (CMG@Ventures
II) converted its holdings in Sage Enterprises, Inc. (Sage Enterprises) into 225,558 shares of Amazon.com, Inc. (Amazon.com) common stock as part of a merger wherein Amazon.com acquired Sage Enterprises. CMG@Ventures II invested $4.5 million in Sage Enterprises beginning in June, 1997. The Company recorded a pre-tax gain of $19,057,000 on the conversion of its investment in Sage Enterprises during the fiscal quarter ended October 31, 1998. Such gain was recorded net of the 20% interest attributable to CMG@Ventures II's profit members.

In October, 1998, CMG@Ventures II's holdings in Reel.com, Inc. (Reel.com) were converted into 1,943,783 restricted common and 485,946 restricted, convertible preferred shares of Hollywood Entertainment Corporation (Hollywood Entertainment) as part of a merger wherein Hollywood Entertainment acquired Reel.com. The preferred shares are convertible into common shares on a 1-for-1 basis, subject to approval by Hollywood Entertainment shareholders. CMG@Ventures II invested $6.9 million in Reel.com beginning in July, 1997. The Company recorded a pre-tax gain of $23,158,000 on the conversion of its investment in Reel.com during the fiscal quarter ended October 31, 1998. The gain was reported net of the 20% interest attributable to CMG@Ventures II's profit members.

Also in October, 1998, in a separate transaction, the Company purchased 1,524,644 restricted common and 803,290 restricted, convertible preferred shares of Hollywood Entertainment for a total cash purchase price of $31.1 million.
The preferred shares are convertible into common shares on a 1-for-1 basis, subject to approval by Hollywood Entertainment shareholders.

D.     GAIN ON STOCK ISSUANCES BY LYCOS, INC. AND GEOCITIES

In August, 1998, the Company's affiliate, GeoCities, completed its initial public offering of common stock, issuing approximately 5.5 million shares at a price of $17.00 per share, which raised $84.5 million in net proceeds for
GeoCities.   As a result of the initial public offering, the Company's ownership interest in GeoCities was reduced from approximately 34% to approximately 28%. The Company, through its subsidiaries, CMG@Ventures I, LLC (CMG@Ventures I) and CMG@Ventures II, has invested a total of $5.9 million in GeoCities beginning in January, 1996. The Company recorded a pre-tax gain of $24,132,000 on the issuance of stock by GeoCities during the fiscal quarter ended October 31, 1998, representing the increase in the book value of the Company's net equity in GeoCities, primarily as a result of the initial public offering. The gain was recorded net of the interests attributable to CMG@Ventures I's and II's profit members.

The Company recorded a pre-tax gain of $19,182,000 in the first quarter of fiscal 1999 resulting from the issuance of stock by Lycos. The gain for the quarter was primarily related to the issuance of 4.1 million shares by Lycos during August, 1998 in its acquisition of WhoWhere? Inc., net of the impact of an in-process research and development charge recorded by Lycos related to the acquisition. As a result of the issuance of stock by Lycos for the acquisition of WhoWhere? Inc., the Company's ownership interest in Lycos was reduced from approximately 24% to approximately 22%. The gain was recorded net of the interest attributable to CMG@Ventures I's profit members.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


E.     INVESTMENTS IN AFFILIATES

During the first quarter of fiscal year 1999, the Company, through its limited liability company subsidiary, CMG@Ventures III, LLC, invested a total of $1,142,000 to acquire initial minority ownership interests in three Internet companies, including Raging Bull, Asimba and Virtual Ink. Raging Bull is a financial Web message board service that offers the ability to filter content and tailor personally relevant financial information to meet users' needs. Asimba is creating a content rich, personalized, online community for the competitive and recreational sports market. Virtual Ink is a newly launched company focused on the development of Digital Meeting Assistant TM (DMA) technologies. All of the above investments are carried at cost in CMG's consolidated financial statements. See the Company's Report on Form 10-K for the year ended July 31, 1998 for a description of the structure of CMG@Ventures III, LLC and @Ventures III, L.P.

Also during the first fiscal quarter of 1999, the Company invested an additional $2 million in Magnitude Network, LLC (Magnitude Network), increasing CMG's ownership percentage in Magnitude Network to 23% at October 31, 1998 from 5% at July 31, 1998. Accordingly, beginning October 22, 1998, the Company began accounting for its investment in Magnitude Network under the equity method of accounting, rather than the cost method. The acquisition accounting and valuation for the investment in Magnitude Network may result in a significant portion of the investment being identified as in-process research and development, in accordance with valuation methodologies provided by the Securities and Exchange Commission, which will be charged to operating results in the second quarter when the amount is determined


F.     SALES OF LYCOS STOCK

During the first quarter of fiscal year 1999, CMG@Ventures I distributed 3,585,207 of its shares of Lycos common stock to the Company, and 558,317 shares to CMG@Ventures I's profit members. During the first quarter of fiscal 1999 the Company sold 70,000 of its Lycos shares on the open market. As a result of the sale, the Company received proceeds of $2,520,000, and recognized a pre-tax gain of $2,018,000, reported net of the associated interest attributed to CMG@Ventures I's profit members, reflected as "Gain on sale of Lycos, Inc. common stock."


G.     SEGMENT INFORMATION

The Company's operations are classified in three primary business segments: (i) investment and development, (ii) fulfillment services and (iii) lists and database services. Summarized financial information by business segment is as follows:

                                               Three months ended October 31,
                                           ---------------------------------------
                                                 1998                     1997
                                                 ----                     ----
Net revenues:
  Investment and development                $  4,912,000              $ 10,571,000
  Fulfillment services                        32,493,000                12,024,000
  Lists and database services                  2,600,000                 2,540,000
                                            ------------              ------------
                                            $ 40,005,000              $ 25,135,000
                                            ============              ============

Operating income (loss):
  Investment and development                 (19,924,000)             $(13,259,000)
  Fulfillment services                           257,000                 1,061,000
  Lists and database services                   (212,000)                  (41,000)
                                            ------------              ------------
                                            $(19,879,000)             $(12,239,000)
                                            ============              ============

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


G.     SEGMENT INFORMATION (CONTINUED)

Operating income in the fulfillment services segment was adjusted during the fourth quarter of fiscal year 1998 to correct prior quarters' understatements of cost of sales by SalesLink's subsidiary company, Pacific Link. The cost of sales understatement was caused by estimates used in determining the material content in cost of sales. As a result, previous quarterly results had understated cost of sales and overstated inventory. Had such adjustments been recorded in the period in which they occurred, quarterly fulfillment services segment operating income (loss) would have been as follows:


                                                      Three Months Ended

                              October 31,   January 31,    April 30,       July 31,
                             -------------  ------------  ------------  --------------
                                 1997           1998          1998           1998           Total
                             -------------  ------------  ------------  --------------  --------------
As Reported                   $1,061,000     $1,149,000    $1,547,000     $(2,313,000)     $1,444,000
                              ==========     ==========    ==========     ===========      ==========

As Restated                   $  279,000     $  335,000    $  656,000     $   174,000      $1,444,000
                              ==========     ==========    ==========     ===========      ==========

H.     BORROWING ARRANGEMENTS

The Company is obligated under a collateralized corporate borrowing facility in the amount of $20 million. This borrowing is secured by 2,511,578 of the Company's shares of Lycos common stock and is payable in full on January 20, 1999. Under this agreement, the Company could become subject to additional collateral requirements under certain circumstances. The Company expects to seek the renewal of this note. SalesLink had an outstanding line of credit balance of $3.8 million as of October 31, 1998 and an additional $1.2 million reserved in support of outstanding letters of credit for operating leases. SalesLink also has a $15.5 million bank term note outstanding at October 31, 1998, which provides for repayment in quarterly installments beginning January, 1999 through November, 2002. As of July 31, 1998 and October 31, 1998, SalesLink did not comply with certain covenants of their borrowing arrangements. SalesLink is working with the bank to cure the non-compliance as of October 31, 1998, and prospectively, through waivers or amendments to the covenant terms. SalesLink has not yet received such waivers or amendments, nor is there any assurance that such waivers or amendments will be obtained. Accordingly, all of SalesLink's bank borrowings have been classified as current liabilities in the October 31, 1998 balance sheet.


I.     EARNINGS PER SHARE

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

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


I.     EARNINGS PER SHARE (CONTINUED)

If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from net income (loss), the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial for the three months ended
October 31, 1998.

The following table sets forth the reconciliation of the net income per share calculation per SFAS No. 128:

(in thousands, except per share amounts)
                                                            Three months ended October 31,
                                                            ------------------------------
                                                               1998               1997
                                                               ----               ----
Basic net income per share:
---------------------------
Net income                                                    $38,553            $ 2,685
                                                              =======            =======

Weighted average shares outstanding                            23,041             19,358
                                                              =======            =======

Basic net income per share                                    $  1.67            $  0.14
                                                              =======            =======
Diluted net income per share:
-----------------------------
Net income                                                    $38,553            $ 2,685
Net effect of income attributable to dilutive
 subsidiary stock equivalents                                      --               (237)
                                                              -------            -------
Net income available to common stockholders                   $38,553            $ 2,448
                                                              =======            =======

Weighted average shares outstanding                            23,041             19,358
Weighted average number of dilutive common stock
 equivalents outstanding                                        1,925              1,275
                                                              -------            -------
Shares used in computing diluted net income per
 share                                                         24,966             20,633
                                                              =======            =======

Diluted net income per share                                  $  1.54            $  0.12
                                                              =======            =======


J.     COMPREHENSIVE INCOME

As of August 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires all changes in equity from nonowner sources to be included in the determination of comprehensive income.

The components of comprehensive income, net of tax, are as follows:

(in thousands)                      Three months ended October 31,
                                    ------------------------------
                                        1998               1997
                                        ----               ----
Net income                            $38,553              $2,685
Net unrealized holding loss on
 available-for-sale securities            (89)                 --
                                      -------              ------
Comprehensive income                  $38,464              $2,685
                                      =======              ======

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


K.     CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

(in thousands)                           Three months ended October 31,
                                         ------------------------------
                                             1998             1997
                                             ----             ----
Cash paid during the period for:
  Interest                                  $  868            $ 717
                                            ======            =====
  Income taxes                              $8,567            $  83
                                            ======            =====

During the first quarter of fiscal year 1999, significant non-cash investing activities included the sale of the Company's equity interest in Reel.com in exchange for Hollywood Entertainment available-for-sale securities valued at $32,801,000, as well as the sale of the Company's minority investment in Sage Enterprises in exchange for Amazon.com available-for-sale securities valued at $26,519,000 (See Note C).


L.     AVAILABLE-FOR-SALE SECURITIES

At October 31, 1998, available-for-sale securities consist of the following securities held by CMG directly: 238,160 shares of Red Brick Systems, Inc. common stock; 386,473 shares of Open Market, Inc. common stock; and 1,524,644 common and 803,290 convertible preferred shares of Hollywood Entertainment stock. Also at October 31, 1998, available-for-sale securities consist of the following securities held by CMG@Ventures II: 192,094 shares of Amazon.com common stock, as well as 1,943,783 common and 485,946 convertible preferred shares of Hollywood Entertainment stock. Subject to the terms of CMG@Ventures II's operating agreement, certain of the shares held by CMG@Ventures II may be allocated to CMG@Ventures II's profit members in the future.

Available-for-sale securities are carried at fair value as of October 31, 1998, based on quoted market prices, net of a market value discount to reflect the remaining restrictions on transferability on certain of these securities. A net unrealized holding loss of $525,000 has been reflected in the equity section of the consolidated balance sheet based on the change in market value of the available-for-sale securities from dates of acquisition to October 31, 1998.

CMG@Ventures II's shares of Amazon.com stock include 22,556 shares which are being held in escrow by Amazon.com until August 27, 1999 as indemnification related to Amazon.com's acquisition of Sage Enterprises. CMG@Ventures II also holds 33,463 shares of Amazon.com stock at October 31, 1998 which were allocated to its profit members in October, 1998 and, therefore, have not been classified as available-for-sale securities in the accompanying consolidated balance sheet.

The Hollywood Entertainment common and convertible preferred shares held by CMG and CMG@Ventures II are subject to restrictions on transferability until September 1, 1999.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


M.     NEW ACCOUNTING PRONOUNCEMENTS

In March, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, issued SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which requires the capitalization of certain internal costs related to the implementation of computer software obtained for internal use. The Company is required to adopt this standard in the first quarter of fiscal year 2000. The Company expects that the adoption of SOP 98-1 will not have a material impact on the Company's financial position or its results of operations.

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company is required to adopt this standard in the first quarter of fiscal year 2000. The Company expects that the adoption of SFAS No. 133 will not have a material impact on the Company's financial position or its results of operations.


N.     SUBSEQUENT EVENTS

In November, 1998, CMG received a distribution of 169,538 shares of Amazon.com stock from CMG@Ventures II. CMG sold these shares for total proceeds of $27,177,169 in November, 1998.

In October, 1998, Lycos announced it had entered into a definitive agreement to acquire Wired Digital, Inc. in exchange for consideration including newly issued Lycos stock. Upon completion of this transaction and issuance of additional Lycos shares, the Company's ownership interest in Lycos will fall below 20% of Lycos' outstanding shares. Accordingly, CMG will begin accounting for its investment in Lycos as available-for-sale securities, carried at fair value, rather than under the equity method.

Beginning in November, 1998, CMG's ownership interest in Vicinity was reduced to below 50% as a result of employee stock option exercises. As such, beginning in November, 1998, the Company will begin to account for its remaining investment in Vicinity under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Vicinity were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Vicinity were consolidated with those of CMG's other majority owned subsidiaries in the Company's consolidated balance sheets.

In December, 1998, CMG@Ventures III, LLC acquired a minority interest in Ancestry.com, with a total committed investment of up to $2.9 million. Ancestry.com features the Web's largest and fastest-growing collection of searchable genealogy data.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this report, and the risks discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.


DECONSOLIDATION OF LYCOS

     During the first fiscal quarter ended October 31, 1997 the Company owned in excess of 50% of Lycos and accounted for its investment under the consolidation method. Through the subsequent sale and distribution of Lycos shares, the Company's ownership percentage in Lycos was reduced to below 50% beginning in November, 1997. As such, beginning in November, 1997, the Company began accounting for its remaining investment in Lycos under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Lycos were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Lycos were consolidated with those of CMG's other majority owned subsidiaries in
the Company's consolidated balance sheets.   The Company's historical quarterly
consolidated operating results for the fiscal quarter ended October 31, 1997 included Lycos sales of $9,303,000 and operating losses of $433,000.


FISCAL 1998 FULFILLMENT SEGMENT RESULTS

      Operating income in the fulfillment services segment was adjusted during the fourth quarter of fiscal year 1998 to correct prior quarters' understatements of cost of sales by SalesLink's subsidiary company, Pacific Link. The cost of sales understatement was caused by estimates used in determining the material content in cost of sales. As a result, previous quarterly results had understated cost of sales and overstated inventory. Had such adjustments been recorded in the period in which they occurred, quarterly fulfillment services segment operating income (loss) would have been as follows:



                               Three Months Ended
                October 31,  January 31,    April 30,   July 31,
                -------------------------------------------------
                   1997         1998         1998          1998         Total
                   ----         ----         ----          ----         -----
As Reported     $1,061,000   $1,149,000   $1,547,000   $(2,313,000)  $1,444,000
                ==========   ==========   ==========   ===========   ==========

As Restated       $279,000     $335,000     $656,000      $174,000   $1,444,000
                ==========   ==========   ==========   ===========   ==========


THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1997

     Net revenues for the quarter ended October 31, 1998 increased $14,870,000, or 59%, to $40,005,000 from $25,135,000 for the quarter ended October 31, 1997.
The increase was largely attributable to an increase of $20,469,000 in net revenues for the Company's fulfillment services segment, reflecting the acquisitions of On-Demand Solutions and InSolutions during the fourth quarter of fiscal 1998. Additionally, net revenues in the Company's investment and development segment decreased $5,659,000 primarily reflecting the impact of the
deconsolidation of Lycos.   Lycos net revenues for the quarter ended October 31,
1997 were $9,303,000. Absent the impact of Lycos, net revenues in the investment and development segment increased by $3,644,000 reflecting improved sales by Engage, Navisite, Planet Direct, ADSmart and Vicinity. Net revenues in the Company's lists and database services segment increased by $60,000, essentially level compared to the corresponding period in fiscal 1998. The Company believes that its portfolio of companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities during fiscal 1999. Therefore, the Company expects to report future revenue growth.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


     Cost of revenues increased $21,849,000, or 143%, to $37,108,000 in the first quarter of fiscal 1999 from $15,259,000 for the corresponding period in fiscal 1998, primarily reflecting increases of $19,315,000 and $2,555,000 in the fulfillment services and investment and development segments, respectively. Adjusted for the $782,000 impact of prior year understatements, cost of sales increased $18,533,000 in the fulfillment services segment resulting from higher revenues, the acquisitions of On-Demand Solutions and InSolutions, and incremental costs incurred in fiscal 1999 associated with relocating SalesLink's Boston operations to a more efficient facility. Investment and development segment cost of sales increases were primarily attributable to higher revenues and the acceleration of operations in the segment, partially offset by $1,878,000 lower cost of sales resulting from the deconsolidation of Lycos beginning in the second quarter of fiscal 1998. The start up of Internet operations with minimal revenues during early stages, and the impact of deconsolidating Lycos, are the primary reasons cost of revenues as a percentage of revenues in the investment and development segment increased to 145% in the first quarter of fiscal 1999 from 43% in the prior year. After adjusting for prior year understatements, fulfillment services segment cost of revenues as a percentage of net revenues increased to 88% in the first quarter of fiscal 1999 from 82% in the first quarter of fiscal 1998, reflecting operating inefficiencies during a period of high volume growth and the impact of facilities relocation costs incurred. Compared with the first quarter of fiscal year 1998, cost of revenues as a percentage of net revenues in the lists and database services segment decreased slightly from 62% to 60% in the first quarter of fiscal 1999.

     Research and development expenses decreased $683,000, or 11%, to $5,491,000 in the quarter ended October 31, 1998 from $6,174,000 in the prior year's first quarter. In the investment and development segment, research and development expenses decreased $694,000, primarily reflecting a $1,436,000 reduction due to the deconsolidation of Lycos, offset by an increase in expenditures primarily associated with the development of NaviNet's technology platform. Of the Company's investments made during the first quarter of fiscal year 1999, the acquisition accounting and valuation for the investment of $2.0 million in Magnitude Network may result in a significant portion of the purchase price being identified as in-process research and development, in accordance with valuation methodologies provided by the Securities and Exchange Commission, which will be charged to operating results in the second quarter when the amount is determined. The Company anticipates it will continue to devote substantial resources to product development and that these costs may substantially increase in future periods.

     Selling expenses decreased $2,061,000 or 19% to $8,979,000 in the first quarter ended October 31, 1998 from $11,040,000 for the corresponding period in fiscal 1998, primarily reflecting a $2,556,000 decrease in the Company's investment and development segment. Investment and development results include a $5,479,000 decrease due to the deconsolidation of Lycos, offset by sales and marketing efforts related to several product launches and continued growth of sales and marketing infrastructures. Selling expenses in the fulfillment services segment increased by $257,000 in comparison with last year's first quarter due to the acquisitions of On-Demand Solutions and Insolutions, and selling expenses in the lists and database services segment increased by $238,000 versus the first quarter of fiscal 1998, reflecting costs associated with CMG Direct's CMGexpress.net "opt-in" email list service. Selling expenses decreased as a percentage of net revenues to 22% in the first quarter of fiscal 1999 from 44% for the corresponding period in fiscal 1998, primarily reflecting the impact of increased revenues. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that these costs will substantially increase in future periods.

     General and administrative expenses increased $3,405,000, or 69%, to $8,306,000 in the first quarter of fiscal 1999 from $4,901,000 for the corresponding period in fiscal 1998. The investment and development segment experienced an increase of $1,701,000, primarily due to the building of management infrastructures in several of the Company's Internet investments. Such increases were somewhat offset by reductions associated with the
deconsolidation of Lycos in the amount of $944,000.   General and administrative
expenses in the fulfillment services segment increased by $1,701,000 in comparison with last year's first quarter, largely due to the acquisitions of On-Demand Solutions and InSolutions, including $381,000 higher goodwill charges, and general and administrative expenses in the lists and database services segment were essentially level. General and administrative expenses increased as a percentage of net sales to 21% in the first quarter of fiscal 1999 from 20% in the first quarter of fiscal 1998. The Company anticipates that its general and administrative

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


expenses will continue to increase significantly as the Company's subsidiaries, particularly in the investment and development segment, continue to grow and expand their administrative staffs and infrastructures.

     Gain on stock issuance by Lycos, Inc. resulted primarily from the issuance of stock by Lycos for the fiscal 1999 acquisition of WhoWhere? Gain on stock issuance by GeoCities in fiscal 1999 arose as a result of the sale of stock by GeoCities in an initial public offering in August, 1998. Gain on sale of investment in Sage Enterprises, Inc. occurred during the first quarter of fiscal year 1999 when CMG@Ventures II's holdings in Sage Enterprises were converted into 225,558 shares of Amazon.com, Inc. common stock as part of a merger wherein Amazon.com, Inc. acquired Sage Enterprises. Gain on sale of investment in Reel.com, Inc. occurred in October, 1998, when CMG@Ventures II's holdings in Reel.com were converted into 1,943,783 restricted common and 485,946 restricted, convertible preferred shares of Hollywood Entertainment Corporation (Hollywood Entertainment) as part of a merger wherein Hollywood Entertainment acquired Reel.com. Gain on sale of Lycos, Inc. common stock reflects the Company's net gain realized on the sale of 70,000 shares in the first quarter of fiscal 1999 and 219,900 shares in the first quarter of fiscal 1998. Gain on sale of data warehouse product rights occurred when the Company's subsidiary, Engage, sold certain rights to its Engage.Fusion(TM) and Engage.Discover(TM) data warehouse products to Red Brick Systems, Inc. (Red Brick) for $9.5 million and 238,160 shares of Red Brick common stock. Gain on sale of available-for-sale securities reflects the Company's net gain realized on the sale of 224,795 shares of Premiere Technologies, Inc. stock during the first quarter of fiscal year 1998.

     Interest income decreased $284,000 to $559,000 in the first fiscal quarter of 1999 from $843,000 in fiscal 1998, reflecting a $540,000 decrease from the deconsolidation of Lycos, partially offset by increased income associated with higher average corporate cash equivalent balances compared with prior year. Interest expense increased $298,000 compared with the first quarter of fiscal 1998, primarily due to higher corporate collateralized borrowings and borrowings incurred in conjunction with the Company's acquisition of InSolutions.

     Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates for the quarter ended October 31, 1998 include the results from the Company's minority ownership in Lycos, GeoCities, ThingWorld.com (formerly Parable), Silknet, Speech Machines, Mother Nature and Magnitude Network. Equity in losses of affiliates for the quarter ended October 31, 1997 included the results from the Company's minority ownership in Ikonic Interactive, Inc., ThingWorld.com, Silknet, GeoCities, Reel.com, and Speech Machines. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

     Income tax expense in the first quarter of fiscal 1999 was $26,118,000. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for the first quarter of fiscal 1999, Gains on stock issuances by Lycos and GeoCities, Gains on sales of investments in Sage Enterprises, Inc. and Reel.com, Inc., and gain on sale of Lycos, Inc. common stock were excluded.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital at October 31, 1998 increased to $36.3 million compared to
$12.8 million at July 31, 1998.   The Company's principal uses of capital during
the first quarter of fiscal 1999 were $20.2 million for funding of operations, primarily those of start-up activities in the Company's investment and development segment, $31.1 million or the purchase of Hollywood Entertainment stock, $4.8 million for investments in affiliates, $2.9 million for net repayments of notes payable, and $2.2 million for purchases of property and equipment. The Company's principal sources of capital during the first quarter of fiscal 1999 were $2.5 million received from the sale of 70,000 shares of Lycos stock and $1.9 million net proceeds from issuance of stock by subsidiaries.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


     The Company is obligated under a collateralized corporate borrowing facility in the amount of $20 million. This borrowing is secured by 2,511,578 of the Company's shares of Lycos common stock and is payable in full on January 20, 1999. The Company expects to seek the renewal of this note. SalesLink had an outstanding line of credit balance of $3.8 million as of October 31, 1998 and an additional $1.2 million reserved in support of outstanding letters of credit for operating leases. SalesLink also has a $15.5 million bank term note outstanding at October 31, 1998, which provides for repayment in quarterly installments beginning January, 1999 through November, 2002. As of July 31, 1998 and October 31, 1998, SalesLink did not comply with certain covenants of their borrowing arrangements. SalesLink is working with the bank to cure the non-compliance as of October 31, 1998, and prospectively, through waivers or amendments to the covenant terms. SalesLink has not yet received such waivers or amendments, nor is there any assurance that such waivers or amendments will be obtained. Accordingly, all of SalesLink's bank borrowings have been classified as current liabilities in the October 31, 1998 balance sheet.

     Subsequent to October 31, 1998, CMG@Ventures III, LLC acquired a minority interest in Ancestry.com with a total committed investment of up to $2.9 million. Ancestry.com features the Web's largest and fastest-growing collection of searchable genealogy data.

     The Company intends to continue to fund existing and future Internet and interactive media investment and development efforts, and to actively seek new CMG@Ventures investment opportunities. The Company believes that existing working capital, proceeds from sales of Amazon.com stock subsequent to quarter end, and the availability of additional Lycos, GeoCities and Hollywood Entertainment shares which could be sold or posted as additional collateral for additional loans, will be sufficient to fund its operations, investments and capital expenditures for the foreseeable future. Additionally, the Company is currently seeking to raise additional capital through private placement. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through public or private offerings of the Company's or its subsidiaries' stock, or through debt financings.


YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. CMG is in the process of evaluating and correcting the Year 2000 compliance of its proprietary products and services and third party equipment and software that it uses, as well as its non-information technology systems, such as building security, voice mail and other systems. The Company's Year 2000 compliance efforts will consist of the following phases: (i) identification of all software products, information technology systems and non-information technology systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement; (iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of Year 2000 failures. The Company has substantially completed phases (i) and (ii) and is currently working on phase
(iii) of its Year 2000 efforts. The Company expects to complete its Year 2000 compliance efforts by the end of June, 1999.

     To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Preliminary estimates regarding expected costs to CMG for evaluating and correcting Year 2000 issues are in the range of $3 million to $5 million, but there can be no assurance that the costs will not exceed such amounts. The Company's expectations regarding Year 2000 remediation efforts will evolve as it continues to analyze and correct its systems. The Company has not yet developed a formal Year 2000-specific contingency plan. The Company expects that a formal Year 2000 contingency plan will evolve as it completes its Year 2000 compliance efforts. Failure by the Company to resolve Year 2000 issues with respect to its proprietary products and services could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, failure of third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require CMG to incur significant unanticipated expenses to remedy any problems.

                CMG INFORMATION SERVICES, INC. AND SUBSIDIARIES

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          -----------------------------------------------------------

     The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at October 31, 1998 includes investments in companies in the Internet industry sector, including Amazon.com, Inc. and Open Market, Inc., many of which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the Company's available-for-sale securities portfolio as of October 31, 1998, would result in an approximate $18.5 million decrease in the fair value of the Company's available-for-sale securities.

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

     The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At October 31, 1998, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on the outstanding borrowings under its line of credit and other bank borrowing arrangements.

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

       27.1                 Restated Financial Data Schedule for              Filed herewith.
                            the three months ended October 31, 1997.

       27.2                 Financial Data Schedule for the three             Filed herewith.
                            months ended October 31, 1998.


     (B) Reports on Form 8-K.

          None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CMG Information Services, Inc.

                                    By:   /s/ Andrew J. Hajducky III
                                          --------------------------
Date:  December 15, 1998                  Andrew J. Hajducky III, CPA
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)