Form 10-Q
period 1999-01-31
CMGI INC
filed 1999-03-17
CIK 914712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                    For the quarter ended January 31, 1999


   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        Commission File Number  0-22846


                                  CMGI, INC.
                                  ----------
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

                         Yes   [X]          No   [_]


Number of shares outstanding of the issuer's common stock, as of March 12, 1999


Common Stock, par value $.01 per share                 46,679,750
--------------------------------------                 ----------
                Class                         Number of shares outstanding

                                  CMGI, INC.
                                  FORM 10-Q

                                    INDEX


                                                                     Page Number
                                                                     -----------
Part I.  FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets
         January 31, 1999 and July 31, 1998                               3

         Consolidated Statements of Operations
         Three and six months ended January 31, 1999 and 1998             4

         Consolidated Statements of Cash Flows
         Six months ended January 31, 1999 and 1998                       5

         Notes to Interim Consolidated Financial Statements             6-14

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           15-23

 Item 3. Quantitative and Qualitative Disclosures About Market Risk      24

Part II. OTHER INFORMATION

 Item 2. Changes in Securities and Use of Proceeds                       25

 Item 4. Submission of Matters to a Vote of Security Holders             26

 Item 6. Exhibits and Reports on Form 8-K                              26-27

SIGNATURE                                                                28

                          CMGI, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
               (in thousands, except share and per share amounts)

                                                                       January 31,   July 31,
                                                                           1999        1998
                                                                       ----------    ---------
ASSETS

Current assets:
  Cash and cash equivalents                                            $  106,318    $ 61,537
  Available-for-sale securities                                           957,480       5,764
  Accounts receivable, trade, less allowance
    for doubtful accounts                                                  23,780      21,431
  Inventories                                                              10,324       8,250
  Prepaid expenses                                                          2,913       2,991
  Net current assets of discontinued operations                             1,052         482
  Other current assets                                                         --       2,364
                                                                       ----------    --------
              Total current assets                                      1,101,867     102,819

Property and equipment, net                                                13,076      13,402
Investments in affiliates                                                  55,495      66,188
Cost in excess of net assets of subsidiaries acquired,
    net of accumulated amortization                                        47,053      49,301
Net non-current assets of discontinued operations                           1,101       1,246
Other assets                                                               21,290       2,238
                                                                       ----------    --------
                                                                       $1,239,882    $235,194
                                                                       ==========    ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                        $   22,700    $ 27,656
  Current installments of long-term debt                                   16,631      16,594
  Accounts payable                                                         12,183      10,809
  Accrued income taxes                                                      5,612      10,085
  Accrued expenses                                                         24,067      18,731
  Deferred revenues                                                         7,874       4,932
  Deferred income taxes                                                   359,639          --
  Other current liabilities                                                   899       1,228
                                                                       ----------    --------
             Total current liabilities                                    449,605      90,035

Long-term debt, less current installments                                   1,000       1,373
Deferred income taxes                                                       7,680      10,528
Other long-term liabilities                                                 4,322       4,428
Minority interest                                                          51,767      11,045
Commitments and contingencies

Preferred stock, $.01 par value.  Authorized 5,000,000
    shares; issued 50,000 shares Series B convertible, redeemable
     preferred stock at January 31, 1999, interest at 4% per annum         50,030          --

Stockholders' equity:
  Common stock, $.01 par value.  Authorized 100,000,000 shares;
    issued 46,661,835 shares at
     January 31, 1999 and 46,067,886 shares at July 31, 1998                  467         461

  Additional paid-in capital                                              110,369      91,029
  Net unrealized gain (loss) on available-for-sale securities             484,930        (436)
  Unearned compensation                                                      (913)     (1,442)
  Retained earnings                                                        80,625      28,173
                                                                       ----------    --------
Total stockholders' equity                                                675,478     117,785
                                                                       ----------    --------
                                                                       $1,239,882    $235,194
                                                                       ==========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (in thousands, except per share amounts)

                                                               Three months ended January 31,    Six months ended January 31,
                                                              --------------------------------  ------------------------------
                                                                    1999             1998             1999            1998
                                                              ---------------  ---------------  --------------  --------------

Net revenues                                                        $ 38,972         $ 15,230        $ 76,377        $ 37,825
Operating expenses:
  Cost of revenues                                                    37,043           14,275          72,588          27,950
  Research and development                                             5,239            4,513          10,592          10,560
  In-process research and development                                     --              875              --             875
  Selling                                                              6,932            5,211          15,170          15,748
  General and administrative                                          10,366            3,993          18,302           8,527
                                                                    --------         --------        --------        --------
    Total operating expenses                                          59,580           28,867         116,652          63,660
                                                                    --------         --------        --------        --------

Operating loss                                                       (20,608)         (13,637)        (40,275)        (25,835)
                                                                    --------         --------        --------        --------

Other income (deductions):
  Interest income                                                        748              296           1,307           1,139
  Interest expense                                                    (1,165)            (716)         (2,233)         (1,486)
                                                                    --------
  Gain on sale of data warehouse product rights                           --               --              --           8,437
  Gain on sale of Lycos, Inc. stock                                   44,503           10,764          46,521          17,088
  Gain on sale of Premiere Technologies, Inc. stock                       --               --              --           4,174
  Gain on sale of Amazon.com, Inc. stock                               7,002               --           7,002              --
  Gain (loss) on stock issuance by Lycos, Inc.                           (21)               8          19,161             (86)
  Gain on stock issuance by GeoCities                                  4,382               --          28,514              --
  Gain on sale of investment in Sage Enterprises, Inc.                    --               --          19,057              --
  Gain on sale of investment in Reel.com, Inc.                            --               --          23,158              --
  Equity in losses of affiliates                                      (6,071)          (2,987)         (8,660)         (4,516)
  Minority interest                                                      103               --             204             (28)
                                                                    --------         --------        --------        --------
                                                                      49,481            7,365         134,031          24,722
                                                                    --------         --------        --------        --------

Income (loss) from continuing operations before income taxes
                                                                      28,873           (6,272)         93,756          (1,113)
Income tax expense (benefit)                                          14,601             (336)         40,800           2,104
                                                                    --------         --------        --------        --------
Income (loss) from continuing operations                              14,272           (5,936)         52,956          (3,217)

Income (loss) from discontinued operations of    CMG Direct
 Corporation, net of income taxes                                       (148)             102            (279)             68
                                                                    --------         --------        --------        --------

Net income (loss)                                                   $ 14,124         $ (5,834)       $ 52,677        $ (3,149)
                                                                    ========         ========        ========        ========

Basic earnings (loss) per share:
 Income (loss) from continuing operations                              $0.30         $  (0.15)       $   1.14          $(0.08)
 Income (loss) from discontinued operations of CMG Direct
  Corporation, net of income taxes                                  --------         --------        --------        --------
                                                                          --               --           (0.01)             --
                                                                    --------         --------        --------        --------
 Net income (loss)                                                     $0.30         $  (0.15)       $   1.13          $(0.08)
                                                                    ========         ========        ========        ========

Diluted earnings (loss) per share:
 Income (loss) from continuing operations                              $0.28         $  (0.15)       $   1.05          $(0.08)
 Income (loss) from discontinued operations of CMG Direct
  Corporation, net of income taxes                                  --------         --------        --------        --------
                                                                          --               --           (0.01)             --
                                                                    --------         --------        --------        --------
 Net income (loss)                                                     $0.28         $  (0.15)       $   1.04          $(0.08)
                                                                    ========         ========        ========        ========

Shares used in computing earnings (loss) per share:
 Basic                                                                46,260           40,160          46,160          39,312
                                                                    ========         ========        ========        ========
 Diluted                                                              51,257           40,160          50,650          39,312
                                                                    ========         ========        ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                 (in thousands)

                                                                         Six months ended January 31,
                                                                     -----------------------------------
                                                                          1999                  1998
                                                                     -------------          -------------
Cash flows from operating activities:
  Income (loss) from continuing operations                              $  52,956              $ (3,217)
  Adjustments to reconcile net income to net cash
     used for continuing operations:
    Depreciation and amortization                                           4,898                 2,795
    Deferred income taxes                                                  20,607                (1,534)
    Non-operating gains, net                                             (143,414)              (29,613)
    Equity in losses of affiliates                                          8,660                 4,516
    Minority interest                                                        (204)                   28
    In-process research and development                                        --                   875
    Changes in operating assets and liabilities,
     excluding effects from
     divestitures of subsidiaries:
     Trade accounts receivable                                             (3,905)               (3,251)
     Inventories                                                           (2,074)               (3,273)
     Prepaid expenses                                                        (209)               (1,999)
     Accounts payable and accrued expenses                                  7,473                 1,704
     Deferred revenues                                                      5,956                 1,922
     Refundable and accrued income taxes, net                              10,497                 3,906
     Other assets and liabilities                                            (227)                 (289)
                                                                        ---------              --------
Net cash used for continuing operations                                   (38,986)              (27,430)
Net cash provided by (used for) discontinued operations                      (704)                  106
                                                                        ---------              --------
Net cash used for operating activities                                    (39,690)              (27,324)
                                                                        ---------              --------

Cash flows from investing activities:
  Additions to property and equipment                                      (3,689)               (2,852)
  Purchase of available-for-sale securities                               (31,123)                   --
  Proceeds from sale of Lycos, Inc. common stock                           53,106                18,798
  Proceeds from sale of Amazon.com, Inc. common stock                      27,177                    --
  Proceeds from sale of Premiere Technologies, Inc. common stock               --                 7,555
  Proceeds from sale of data warehouse product rights                          --                 9,543
  Investments in affiliates                                               (14,013)               (7,387)
  Reduction in cash due to deconsolidation of Lycos, Inc.                      --               (41,017)
  Other                                                                     1,536                  (154)
                                                                        ---------              --------
Net cash provided by (used for) investing activities                       32,994               (15,514)
                                                                        ---------              --------

Cash flows from financing activities:
  Net proceeds from (repayments of) notes payable                          (3,956)                  206
  Repayments of long-term debt                                               (335)               (1,531)
  Net proceeds from issuance of Series B convertible preferred stock       49,805                    --
  Net proceeds from issuance of common stock                                3,500                12,142
  Net proceeds from issuance of stock by subsidiaries                       2,805                   477
  Other                                                                      (342)                1,895
                                                                        ---------              --------
Net cash provided by (used for) financing activities                       51,477                13,189
                                                                        ---------              --------

Net increase (decrease) in cash and cash equivalents                       44,781               (29,649)
Cash and cash equivalents at beginning of period                           61,537                59,762
                                                                        ---------              --------
Cash and cash equivalents at end of period                              $ 106,318              $ 30,113
                                                                        =========              ========


   The accompanying notes are an integral part of the consolidated financial statements.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


A.     Basis of Presentation

The accompanying consolidated financial statements have been prepared by CMGI, Inc. ("CMGI" or "the Company") in accordance with generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 1998 which are contained in the Company's Annual Report on Form 10-K. The results for the three and six month periods ended January 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with current year presentation.

Financial information related to CMG Direct Corporation (CMG Direct) has been presented as discontinued operations. (see Note B). Certain prior period amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to reflect CMG Direct as discontinued operations.


B.     Discontinued Operations

On March 11, 1999, the Company announced the signing of a binding agreement to sell its wholly owned subsidiary, CMG Direct to Marketing Services Group, Inc
(MSGI).  As a result, CMG Direct's operations have been reflected as income
(loss) from discontinued operations. CMG Direct's net assets, which included accounts receivable, prepaid expenses, net property and equipment, net goodwill, other assets, accounts payable, accrued expenses and other liabilities are reported as net current and non-current assets of discontinued operations at January 31, 1999.


C.     Deconsolidation of Vicinity

Beginning in November, 1998, CMGI's ownership interest in Vicinity was reduced to below 50% as a result of employee stock option exercises. As such, beginning in November, 1998, the Company began to account for its remaining investment in Vicinity under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Vicinity were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Vicinity were consolidated with those of CMGI's other majority owned subsidiaries in the
Company's consolidated balance sheets.   The Company's historical quarterly
consolidated operating results for the fiscal quarter ended October 31, 1998 included Vicinity sales of $1,454,000 and operating losses of $621,000.


D.     Deconsolidation of Lycos, Inc.

During the first quarter of fiscal year 1998, the Company owned in excess of 50% of Lycos, Inc. (Lycos) and accounted for its investment under the consolidation method. Through the subsequent sale and distribution of Lycos shares, the Company's ownership percentage in Lycos was reduced to below 50% beginning in November, 1997. As such, beginning in November, 1997, the Company began accounting for its remaining investment in Lycos under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Lycos were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Lycos were consolidated with those of CMG's other majority owned subsidiaries in
the Company's consolidated balance sheets.   The Company's historical quarterly
consolidated operating results for the fiscal quarter ended October 31, 1997 included Lycos sales of $9,303,000 and operating losses of $433,000. As a result of additional Lycos stock sales, beginning in January, 1999, CMGI's ownership in Lycos was further reduced below 20%. Accordingly, CMGI began accounting for its investment in Lycos (net of shares attributable to CMG@Ventures I, LLC's profit members and shares which may be required to be sold to Lycos pursuant to employee stock option exercises) as available-for-sale securities, carried at fair value (see Note J.)

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


D.     Deconsolidation of Lycos, Inc.  (continued)

The following table contains summarized financial information for Lycos for the quarters ended October 31, 1998 and January 31, 1999:

(in thousands)

Condensed Statement of Operations:

                           Quarter      Quarter
                            Ended        Ended
                         October 31,  January 31,
                            1998          1999
                         -----------  -----------
Net revenues               $24,784     $30,552
                          ========    ========
Operating loss            $(26,673)   $(10,900)
                          ========    ========
Net loss                  $(14,656)    $(9,285)
                          ========    ========


Note: Lycos' operating and net loss for the quarter ended October 31, 1998 includes an in-process research and development charge of $15,400,000 related to Lycos' acquisition of WhoWhere? Inc. during the quarter.



Condensed Balance Sheet:
                                              October 31,     January 31,
                                                 1998            1999
                                              -----------     -----------
Current assets                                 $203,041         $198,209
Noncurrent assets                               193,454          191,636
                                               --------         --------
Total assets                                   $396,495         $389,845
                                               ========         ========
Current liabilities                             $52,817          $50,612
Noncurrent liabilities                           30,750           29,086
Stockholders' equity                            312,928          310,147
                                               --------         --------
Total liabilities and stockholders' equity     $396,495         $389,845
                                               ========         ========


E.    Two-For-One Common Stock Split

On January 11, 1999, the Company effected a two-for-one common stock split in the form of a stock dividend. Accordingly, the consolidated financial statements have been retroactively adjusted for all periods presented to reflect this event.


F.    Sale of CMG@Ventures Investments and Investment in Hollywood Entertainment

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

In October, 1998, CMG@Ventures II's holdings in Reel.com, Inc. (Reel.com) were converted into 1,943,783 restricted common and 485,946 restricted, convertible preferred shares of Hollywood Entertainment Corporation (Hollywood Entertainment) as part of a merger wherein Hollywood Entertainment acquired Reel.com. The preferred shares were convertible into common shares on a 1-for-1 basis, subject to approval by Hollywood Entertainment shareholders.
CMG@Ventures II invested $6.9 million in Reel.com beginning in July, 1997. The Company recorded a pre-tax gain of $23,158,000 on the conversion of its investment in Reel.com during the fiscal quarter ended October 31, 1998. The gain was reported net of the 20% interest attributable to CMG@Ventures II's profit members.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


F. Sale of CMG@Ventures Investments and Investment in Hollywood Entertainment (continued)

Also in October, 1998, in a separate transaction, the Company purchased 1,524,644 restricted common and 803,290 restricted, convertible preferred shares of Hollywood Entertainment for a total cash purchase price of $31.1 million.
The preferred shares were convertible into common shares on a 1-for-1 basis, subject to approval by Hollywood Entertainment shareholders. In December, 1998, CMGI's and CMG@Ventures II's entire holdings in Hollywood Entertainment preferred stock were converted into common shares.


G.   Gain on Stock Issuances by Lycos, Inc. and GeoCities

In August, 1998, the Company's affiliate, GeoCities, completed its initial public offering of common stock, issuing approximately 5.5 million shares at a price of $17.00 per share, which raised $84.5 million in net proceeds for
GeoCities.   As a result of the initial public offering, the Company's ownership interest in GeoCities was reduced from approximately 34% to approximately 28%. The Company, through its subsidiaries, CMG@Ventures I, LLC (CMG@Ventures I) and CMG@Ventures II, has invested a total of $5.9 million in GeoCities beginning in January, 1996. In December, 1998, GeoCities issued additional stock in
conjunction with its acquisition of Starseed, Inc. (known as WebRing).   CMGI
recorded a pre-tax gain of $24,132,000 on the issuance of stock by GeoCities during the fiscal quarter ended October 31, 1998 and a pre-tax gain of $4,382,000 on the issuance of stock by GeoCities during the second fiscal quarter ended January 31, 1999. These pre-tax gains represent the increase in the book value of the Company's net equity in GeoCities, primarily as a result of the initial public offering and acquisition of Starseed, Inc. The gains were recorded net of the interests attributable to CMG@Ventures I's and II's profit members.

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


H.   Commitment to Fund CMG@Ventures III, LLC

In December, 1998, CMGI announced the close of the @Ventures III venture capital fund. This fund has secured $212 million in capital commitments from outside investors, which will be invested in emerging Internet service and technology companies through two newly formed entities, @Ventures III L.P. and @Ventures III Foreign Fund, L.P. CMGI does not have a direct ownership interest in either of these newly created entities, but is entitled to 2% of the net capital gains realized by both entities. Management of these entities, including investment and sale decisions, is the responsibility of @Ventures Partners III, LLC, whose members include David S. Wetherell, CMGI's President and Chief Executive Officer, and Andrew J. Hajducky III, CMGI's Chief Financial Officer. The Company has committed to contribute $54 million to its newly formed limited liability company subsidiary, CMG@Ventures III, LLC. CMG@Ventures III, LLC will take strategic positions side by side with @Ventures III L.P. CMGI owns 100% of the capital and is entitled to 80% of the net capital gains realized by CMG@Ventures III, LLC. @Ventures Partners III, LLC is entitled to the remaining 20% of the net capital gains realized by CMG@Ventures III, LLC.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


I.   Investments in Affiliates

During the first quarter of fiscal year 1999, the Company, through its limited liability company subsidiary, CMG@Ventures III, LLC, invested a total of $1,142,000 to acquire initial minority ownership interests in three Internet companies, including Raging Bull, Asimba and Virtual Ink. Raging Bull is a financial Web message board service that offers the ability to filter content and tailor personally relevant financial information to meet users' needs. Asimba is creating a content rich, personalized, online community for the competitive and recreational sports market. Virtual Ink is a newly launched company focused on the development of Digital Meeting Assistant TM (DMA)
technologies.   During the second quarter of fiscal year 1999, through
CMG@Ventures III, LLC, CMGI acquired initial minority ownership interests in six additional Internet companies, including Ancestry.com, Furniture.com, ONElist, and three others, for an aggregate total of $5,825,000. Ancestry.com is a provider of community, content and commerce resources for families via the Internet, including the Web's largest repository of searchable genealogy data. Furniture.com is an e-commerce provider of a broad selection of furniture and home furnishing accessories. ONElist provides free e-mail communities via the Internet, allowing users to search for or subscribe to tens of thousands of communities on different topics or create their own community. Also during the second half of fiscal year 1999, CMG@Ventures II, LLC invested $1.9 million to
participate in follow  on equity rounds raised by Critical Path and KOZ.   The
Company anticipates synergies between these strategic positions and CMGI's core businesses, including speeding technological innovation and access to markets. Each of the new investments made by CMG@Ventures II, LLC and CMG@Ventures III, LLC during the first six months of fiscal 1999 are carried at cost in CMGI's consolidated financial statements.

Also during the first fiscal quarter of 1999, the Company invested an additional $2 million in Magnitude Network, LLC (Magnitude Network), increasing CMGI's ownership percentage in Magnitude Network to 23% at October 31, 1998 from 5% at July 31, 1998. Accordingly, beginning October 22, 1998, the Company began accounting for its investment in Magnitude Network under the equity method of accounting, rather than the cost method (also see Note S.)


J.   Sales of Lycos and Amazon.com stock

During the first quarter of fiscal year 1999, CMG@Ventures I distributed 3,585,207 of its shares of Lycos common stock to the Company, and 558,317 shares to CMG@Ventures I's profit members. During the first quarter of fiscal 1999 the Company sold 70,000 of its Lycos shares on the open market. As a result of the sale, the Company received proceeds of $2.5 million, and recognized a pre-tax gain of $2,018,000, reported net of the associated interest attributed to CMG@Ventures I's profit members. During the second quarter of fiscal 1999 the Company sold 748,000 of its Lycos shares on the open market. As a result of second quarter Lycos sales, the Company received proceeds of $50.6 million, and recognized a pre-tax gain of $44,503,000, reported net of the associated interest attributed to CMG@Ventures I's profit members. As a result of the Company's sale of Lycos shares, during January, 1999, the Company's ownership interest in Lycos fell below 20% of Lycos' outstanding shares. With this decline in ownership below 20%, CMGI began accounting for its investment in Lycos (net of shares attributable to CMG@Ventures I's profit members and shares which may be required to be sold to Lycos pursuant to employee stock option exercises) as available-for-sale securities, carried at fair value, rather than under the equity method.

In November, 1998, CMGI received a distribution of 169,538 shares of Amazon.com stock from CMG@Ventures II LLC. The Company sold these shares for total proceeds of $27.2 million in November, 1998, and recognized a pre-tax gain of $7,002,000, reported net of the associated interest attributed to CMG@Ventures II's profit members.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


K.   Segment Information

The Company's continuing operations are classified in two primary business segments: (i) investment and development and (ii) fulfillment services. The Company's list and database services segment is reported as discontinued operations (see Note B.) During the quarter ended January 31, 1999, non-consolidated related parties accounted for approximately 16% of net revenues in
the investment and development segment.   Summarized financial information by
business segment for continuing operations is as follows:

                                         Three months ended January 31,    Six months ended January 31,
                                        --------------------------------  ------------------------------
                                              1999             1998             1999            1998
                                        ---------------  ---------------  --------------  --------------
Net revenues:

  Investment and development              $  4,902,000     $  1,760,000    $  9,814,000    $ 12,331,000
  Fulfillment services                      34,070,000       13,470,000      66,563,000      25,494,000
                                          ------------     ------------    ------------    ------------
                                          $ 38,972,000     $ 15,230,000    $ 76,377,000    $ 37,825,000
                                          ============     ============    ============    ============

Operating income (loss):

  Investment and development              $(21,513,000)    $(14,786,000)   $(41,437,000)   $(28,045,000)
  Fulfillment services                         905,000        1,149,000       1,162,000       2,210,000
                                          ------------     ------------    ------------    ------------
                                          $(20,608,000)    $(13,637,000)   $(40,275,000)   $(25,835,000)
                                          ============     ============    ============    ============

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


                                     Three Months Ended
               October 31,   January 31,    April 30,       July 31,
                  1997          1998          1998            1998       Total
               ----------    ----------    ----------    -----------   ----------
As Reported    $1,061,000    $1,149,000    $1,547,000    $(2,313,000)  $1,444,000
               ==========    ==========    ==========    ===========   ==========

As Restated    $  279,000    $  335,000    $  656,000    $   174,000   $1,444,000
               ==========    ==========    ==========    ===========   ==========


L.    Borrowing Arrangements

The Company's $20 million collateralized corporate borrowing facility became payable in full on January 20, 1999. Upon its maturity, CMGI renewed this $20 million note for another one-year period, with similar terms as the expiring note. This borrowing is now secured by 762,465 of CMGI's shares of Lycos common stock. Under this agreement, CMGI could become subject to additional collateral
requirements under certain circumstances.   The Company expects to again seek
the renewal of this note upon its next maturity on January 20, 2000. SalesLink had an outstanding line of credit balance of $2.7 million as of January 31, 1999 and an additional $1.2 million reserved in support of outstanding letters of credit for operating leases. SalesLink also has a $15.5 million bank term note outstanding at January 31, 1999, which provides for repayment in quarterly installments beginning January, 1999 through November, 2002. The obligations of Saleslink under the bank line of credit and bank term loans have been guaranteed by CMGI. As of July 31, 1998 and January 31, 1999, SalesLink did not comply with certain covenants of their borrowing arrangements. SalesLink is working with the bank to cure the non-compliance as of January 31, 1999, and prospectively, through waivers or amendments to the covenant terms. SalesLink has not yet received such waivers or amendments, nor is there any assurance that such waivers or amendments will be obtained. Accordingly, all of SalesLink's bank borrowings have been classified as current liabilities in the January 31, 1999 balance sheet.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


M.     Issuance of Series B Convertible Redeemable Preferred Stock

On December 22, 1998, CMGI completed a $50 million private placement of 50,000 shares of newly issued Series B convertible preferred stock. Each preferred share has a stated value of $1,000 per share, and accretes an incremental conversion premium at a rate of 4% per year. Subject to certain limitations, the Series B convertible preferred stock plus accreted conversion premium may be converted into shares of the Company's common stock at a fixed price of $52 per common share for one year or until the earlier occurrence of certain specified events. Under certain circumstances, the Company has the option to redeem the Series B convertible preferred stock; and under certain circumstances the Company may be required to redeem the Series B convertible preferred stock. After one year or the earlier occurrence of certain specified events, if the Series B convertible preferred stock has not been redeemed, the conversion price is based upon a formula which is tied to the undiscounted market price of the Company's common stock. Subject to waiver by the Company, the maximum number of shares of the Company's common stock into which the Series B convertible preferred stock may convert is 2,083,334. The Series B convertible preferred stock automatically converts into common stock on December 22, 2000. Preferred shareholders have preference over common stockholders in dividends and liquidation rights. Proceeds of the private placement were raised to be used for acquisitions of controlling positions in companies and working capital purposes.


N.     Earnings Per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from income (loss) from continuing operations, the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial for the three and six months ended January 31, 1999.

The following table sets forth the reconciliation of the numerators and denominators for the earnings per share calculations per SFAS No. 128:

(in thousands)                                             Three months ended January 31,    Six months ended January 31,
                                                          --------------------------------  ------------------------------
                                                               1999             1998             1999            1998
                                                          ---------------  ---------------  --------------  --------------
Basic earnings per share:
-------------------------

 Income (loss) from continuing operations                      $14,272          $(5,936)        $52,956         $(3,217)
 Less: Convertible preferred stock interest                       (225)              --            (225)             --
                                                               -------          -------         -------         -------
 Income (loss) from continuing operations available to
  common stockholders                                           14,047           (5,936)         52,731          (3,217)

 Income (loss) from discontinued operations                       (148)             102            (279)             68
                                                               -------          -------         -------         -------
 Net income (loss) available to common stockholders            $13,899          $(5,834)        $52,452         $(3,149)
                                                               =======          =======         =======         =======

 Weighted average common shares outstanding                     46,260           40,160          46,160          39,312
                                                               =======          =======         =======         =======

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


N.     Earnings Per Share (continued)

(in thousands)                                             Three months ended January 31,    Six months ended January 31,
                                                          --------------------------------  ------------------------------
                                                               1999             1998             1999            1998
                                                          ---------------  ---------------  --------------  --------------
Diluted earnings per share:
---------------------------

 Income (loss) from continuing operations available to
  common stockholders                                            $ 14,047          $(5,936)        $52,731         $(3,217)

 Add:  Convertible preferred stock interest                           225               --             225              --
 Less: Net effect of income attributable to dilutive
  subsidiary stock equivalents                                         --              (19)             --            (102)
                                                               ----------       ----------      ----------      ----------
 Income (loss) from continuing operations used in
  computing diluted earnings per share                             14,272           (5,955)         52,956          (3,319)

 Income (loss) from discontinued operations                          (148)             102            (279)             68
                                                               ----------       ----------      ----------      ----------
 Net income (loss) used in computing diluted earnings
  per share                                                    $   14,124       $   (5,853)     $   52,677      $   (3,251)


 Weighted average common shares outstanding                        46,260           40,160          46,160          39,312
 Effect of dilutive securities                                      4,997               --           4,490              --
                                                               ----------       ----------      ----------      ----------
 Shares used in computing diluted earnings per share               51,257           40,160          50,650          39,312
                                                               ==========       ==========      ==========      ==========


O.    Comprehensive Income

As of August 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires all changes in equity from non-owner sources to be included in the determination of comprehensive income.

The components of comprehensive income (loss), net of income taxes, are as follows:


(in thousands)                                          Three months ended January 31,           Six months ended January 31,
                                                    --------------------------------------  --------------------------------------
                                                           1999                1998                1999                1998
                                                    ------------------  ------------------  ------------------  ------------------
Net income (loss)                                        $ 14,124             $(5,834)           $ 52,677             $(3,149)

Net unrealized holding gain arising during period         489,574                  --             489,485               1,603
Less: reclassification adjustment for gain
 realized in net income (loss)                             (4,119)                 --              (4,119)             (2,455)
                                                       ----------          ----------          ----------          ----------
Comprehensive income (loss)                              $499,579             $(5,834)           $538,043             $(4,001)
                                                       ==========          ==========          ==========          ==========

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


P.      Consolidated Statements of Cash Flows Supplemental Information

(in thousands)                                  Six months ended January 31,
                                           ------------------------------------
                                                  1999               1998
                                           -----------------  -----------------
Cash paid during the period for:
  Interest                                        $1,833             $1,334
                                                  ======             ======
  Income taxes                                    $9,476             $  383
                                                  ======             ======

During the six months ended January 31, 1999, significant non-cash investing activities included the sale of the Company's equity interest in Reel.com in exchange for Hollywood Entertainment available-for-sale securities valued at $32,801,000, as well as the sale of the Company's minority investment in Sage Enterprises in exchange for Amazon.com available-for-sale securities valued at $26,519,000 (See Note F).


Q.     Available-for-Sale Securities

At January 31, 1999, available-for-sale securities include 234,393 shares of Lycos common stock and 143,330 shares of USWeb Corporation common stock held by CMG@Ventures I. Available-for-sale securities at January 31, 1999 also include the following securities held by CMG@Ventures II: 67,668 shares of Amazon.com common stock (as adjusted for Amazon.com's 3-for-1 stock split in December 1998) and 2,429,729 shares of Hollywood Entertainment common stock. Subject to the terms of CMG@Ventures I and II's operating agreements, certain of the shares held by these entities may be allocated to CMG @Ventures I and II's profit members in the future.

Additionally, available-for-sale securities at January 31, 1999 include the following securities held by CMGI, Inc. directly or through its other subsidiaries: 5,523,845 shares of Lycos, Inc. common stock; 142,896 shares of Informix Corporation (formerly Red Brick Systems) common stock; 386,473 shares of Open Market, Inc. common stock; and 2,327,934 shares of Hollywood Entertainment common stock.

Available-for-sale securities are carried at fair value as of January 31, 1999, based on quoted market prices, net of a market value discount to reflect the remaining restrictions on transferability on certain of these securities. A net unrealized holding gain of $484,930,000, net of deferred income taxes of $338,179,000, has been reflected in the equity section of the consolidated balance sheet based on the change in market value of the available-for-sale securities from dates of acquisition to January 31, 1999.

CMG@Ventures II also holds 45,177 shares of Amazon.com stock at January 31, 1999 which have been allocated to its profit members and, therefore, have not been classified as available-for-sale securities in the accompanying consolidated balance sheet. At January 31, 1999, CMG@Ventures I also holds approximately 1.4 million shares of Lycos common stock which have been allocated to its profit members and approximately 750,000 Lycos shares which CMG@Ventures I may be obligated to sell to Lycos in the future, as necessary, to provide for shares issuable upon the exercise of certain stock options granted by Lycos under its 1995 stock option plan. These shares of Lycos common stock have not been classified as available-for-sale securities in the accompanying consolidated balance sheet.

CMG@Ventures II's shares of Amazon.com stock are being held in escrow by an outside trustee until August 27, 1999 as indemnification related to Amazon.com's acquisition of Sage Enterprises.

The Hollywood Entertainment common shares held by CMGI and CMG@Ventures II are subject to restrictions on transferability until September 1, 1999.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


R.   New Accounting Pronouncements

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


S.     Subsequent Events

During February, 1999, CMGI exercised its right to invest an additional $22 million to increase its ownership in Magnitude Network from 23% to 92%. CMGI had previously invested a total of $2.5 million in Magnitude Network in July and October, 1998. Accordingly, beginning February, 1999, CMGI began accounting for our investment in Magnitude Network under the consolidation method of accounting, rather than the equity method. The acquisition accounting and valuation for CMGI's investment in Magnitude Network may result in a significant portion of the investment being identified as in-process research and development, in accordance with valuation methodologies provided by the Securities and Exchange Commission, which is expected to be charged to operating results in the fourth quarter when the amount is determined.

On February 1, 1999, the Company announced that it had signed a definitive agreement to acquire 2CAN Media, Inc., a site -focused online advertising representation firm. 2CAN Media will be combined with the Company's subsidiary, ADSmart. The transaction includes the 5 sales divisions of 2CAN Media Pinnacle Interactive, WebRep, ECG, MediaPlus and Grupo NetFuerza.

On March 1, 1999, CMGI announced a binding letter of intent to purchase Internet Profiles Corporation (I/PRO), a leader in World Wide Web traffic verification, analysis and research. I/PRO analyzes, correlates and validates Web site activity, which enables marketers to understand their online business and improve the effectiveness of their site. The Company plans to merge I/PRO with its subsidiary, Engage Technologies.

On March 4, 1999, the Company announced a binding letter of intent to acquire Activerse, Inc., a provider of open standard Internet messaging technologies. With this acquisition, CMGI will invest in the rapidly expanding market for tools and technologies that enable live communication via the Internet. Activerse's products address the complex dynamics of Web communication by providing instant access to Internet-connected communities, workgroups, social groups and individuals. The Ding! suite of products from Activerse utilizes current and emerging open Internet standards, including Java and HTML, and allows both consumer and corporate audiences to enhance online communities through the convenience of instant messaging.

Subsequent to January 31, 1999, CMG@Ventures III, LLC made a follow-on investment in Virtual Ink and acquired minority ownership interests in Boston Financial Network and one other investment. Boston Financial Network offers an integrated set of Web-based financial applications targeted at small businesses. Subsequent to January 31, 1999, CMG@Ventures II, LLC made a follow-on investments in Silknet and ThingWorld.com.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this report, the risks discussed in the "Risk Factors" section included in the Company's registration statement on Form S-3 filed with the SEC on February 5, 1999, as amended and the risks discussed in the Company's other filings with the SEC. These risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.


Deconsolidation of Lycos beginning in the second quarter of fiscal year 1998

     During the first quarter of fiscal year 1998, the Company owned in excess of 50% of Lycos and accounted for its investment under the consolidation method. Through the subsequent sale and distribution of Lycos shares, the Company's ownership percentage in Lycos was reduced to below 50% beginning in November, 1997. As such, beginning in November, 1997, the Company began accounting for its remaining investment in Lycos under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Lycos were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Lycos were consolidated with those of CMGI's other majority owned subsidiaries in the
Company's consolidated balance sheets.   The Company's historical quarterly
consolidated operating results for the fiscal quarter ended October 31, 1997 included Lycos sales of $9,303,000 and operating losses of $433,000.

Deconsolidation of Vicinity beginning in the second quarter of fiscal year 1999

     Beginning in November, 1998, CMGI's ownership interest in Vicinity was reduced to below 50% as a result of employee stock option exercises. As such, beginning in November, 1998, the Company began to account for its remaining investment in Vicinity under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Vicinity were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Vicinity were consolidated with those of CMGI's other majority owned subsidiaries in the
Company's consolidated balance sheets.   The Company's historical quarterly
consolidated operating results for the fiscal quarter ended October 31, 1998 included Vicinity sales of $1,454,000 and operating losses of $621,000.


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



                                                      Three Months Ended

                                October 31,    January 31,    April 30,     July 31,
                                   1997           1998           1998         1998       Total
                                -----------    -----------   -----------  ----------- -----------
As Reported                      $1,061,000     $1,149,000    $1,547,000  $(2,313,000) $1,444,000
                                 ==========     ==========    ==========  ===========  ==========
As Restated                        $279,000     $  335,000    $  656,000  $   174,000  $1,444,000
                                 ==========     ==========    ==========  ===========  ==========

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


Discontinued Operations

       On March 11, 1999, the Company announced the signing of a binding agreement to sell its wholly owned subsidiary, CMG Direct to Marketing Services Group, Inc (MSGI). As a result, CMG Direct's operations have been reflected as income (loss) from discontinued operations. CMG Direct's net assets, which included accounts receivable, prepaid expenses, net property and equipment, net goodwill, other assets, accounts payable, accrued expenses and other liabilities are reported as net current and non-current assets of discontinued operations at January 31, 1999. Certain prior period amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to reflect CMG Direct as discontinued operations.


Three months ended January 31, 1999 compared to three months ended January 31, 1998

     Net revenues for the quarter ended January 31, 1999 increased $23,742,000, or 156%, to $38,972,000 from $15,230,000 for the quarter ended January 31, 1998.
The increase was largely attributable to an increase of $20,600,000 in net revenues for the Company's fulfillment services segment, reflecting increased volume of turnkey business from Cisco Systems and the acquisitions of On-Demand Solutions and InSolutions during the fourth quarter of fiscal 1998. Additionally, net revenues in the Company's investment and development segment increased $3,142,000. Vicinity net revenues for last year's second quarter ended January 31, 1998 were $1,233,000. Absent the impact of Vicinity, net revenues in the investment and development segment increased by $4,375,000, or 830%, reflecting improved sales by Engage, Navisite, Planet Direct and ADSmart, and the acquisitions of Accipiter and Servercast during the second half of fiscal 1998. During the quarter ended January 31, 1999, non-consolidated related parties accounted for approximately 16% of net revenues in the investment and development segment. The Company believes that its subsidiary companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities during fiscal 1999. Additionally, subsequent to January 31, 1999 the Company signed agreements to acquire three additional Internet companies, 2CAN Media, Internet Profiles Corporation and Activerse, and in early February, CMGI exercised its right to increase its ownership in Magnitude Network from 23% to 92%. Therefore, as a result of both increased sales by existing companies, and incremental revenues from new acquisitions, the Company expects to report future revenue growth.

     Cost of revenues increased $22,768,000, or 159%, to $37,043,000 in the second quarter of fiscal 1999 from $14,275,000 for the corresponding period in fiscal 1998, reflecting increases of $18,805,000 and $3,963,000 in the fulfillment services and investment and development segments, respectively. Adjusted for the $814,000 impact of prior year understatements, cost of sales increased $17,991,000 in the fulfillment services segment resulting from higher revenues, the acquisitions of On-Demand Solutions and InSolutions, and incremental costs incurred in fiscal 1999 associated with relocating SalesLink's Boston and Chicago operations to more efficient facilities. Investment and development segment cost of sales increases were primarily attributable to higher revenues and the acceleration of operations in the segment, partially offset by $872,000 lower cost of sales resulting from the deconsolidation of Vicinity beginning in the second quarter of fiscal 1999. Revenue increases as start up of Internet operations has begun to ramp during early stages, offset in part by the impact of deconsolidating Vicinity, is the primary reason cost of revenues as a percentage of revenues in the investment and development segment decreased to 159% in the second quarter of fiscal 1999 from 218% in the prior year. After adjusting for prior year understatements, fulfillment services segment cost of revenues as a percentage of net revenues increased to 86% in the second quarter of fiscal 1999 from 84% in the second quarter of fiscal 1998, primarily reflecting the impact of facilities relocation costs incurred.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


     Research and development expenses increased $726,000, or 16%, to $5,239,000 in the quarter ended January 31, 1999 from $4,513,000 in the prior year's second quarter. All research and development expenses in both periods were incurred within the Company's investment and development segment. The $726,000 increase over prior year was primarily due to increased development efforts at Engage and incremental costs associated with the development of NaviNet's technology platform, partially offset by a reduction due to the deconsolidation of Vicinity. The Company anticipates it will continue to devote substantial resources to product development and that these costs may substantially increase in future periods.

     Selling expenses increased $1,721,000 or 33% to $6,932,000 in the second quarter ended January 31, 1999 from $5,211,000 for the corresponding period in fiscal 1998, primarily reflecting a $1,641,000 increase in the Company's investment and development segment. The increased costs in the investment and development segment reflects sales and marketing efforts related to several product launches and continued growth of sales and marketing infrastructures, partially offset by reduced selling expenses due to the deconsolidation of Vicinity. Selling expenses in the fulfillment services segment increased by $80,000 in comparison with last year's second quarter due to the acquisitions of On-Demand Solutions and InSolutions, offset by headcount reductions by PacificLink. Selling expenses decreased as a percentage of net revenues to 18% in the second quarter of fiscal 1999 from 34% for the corresponding period in fiscal 1998, primarily reflecting the impact of increased revenues. As the Company completes the acquisitions of 2CAN Media, Internet Profiles Corporation and Activerse, and as existing subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that these costs will substantially increase in future periods.

     General and administrative expenses increased $6,373,000, or 160%, to $10,366,000 in the second quarter of fiscal 1999 from $3,993,000 for the corresponding period in fiscal 1998. The investment and development segment experienced an increase of $4,414,000, primarily due to the building of management infrastructures in several of the Company's Internet investments. General and administrative expenses in the fulfillment services segment increased by $1,959,000 in comparison with last year's second quarter, largely due to the acquisitions of On-Demand Solutions and InSolutions, including approximately $650,000 higher goodwill charges. General and administrative expenses as a percentage of net sales remained virtually level at 26%. The Company anticipates that it's general and administrative expenses will continue to increase significantly as the Company adds newly acquired subsidiaries and as existing subsidiaries continue to grow and expand their administrative staffs and infrastructures.

     Gain on sale of Lycos, Inc. common stock reflects the Company's net gain realized on the sale of 748,000 shares in the second quarter of fiscal 1999 and 340,000 shares in the second quarter of fiscal 1998. Gain on sale of Amazon.com, Inc. stock reflects the Company's net gain realized on the sale of 169,538 Amazon.com shares in the second quarter of fiscal 1999. Gain on stock issuance by GeoCities in fiscal 1999 arose primarily as a result of the sale of stock by GeoCities in its acquisition of Starseed, Inc. (known as WebRing) in December, 1998.

     Interest income increased $452,000 to $748,000 in the second fiscal quarter of 1999 from $296,000 in fiscal 1998, reflecting increased income associated with higher average corporate cash equivalent balances compared with prior year. Interest expense increased $449,000 compared with the second quarter of fiscal 1998, primarily due to higher corporate collateralized borrowings and borrowings incurred in conjunction with the Company's acquisition of InSolutions.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


     Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates for the quarter ended January 31, 1999 include the results from the Company's minority ownership in Lycos (until January 1999 when the Company's ownership in Lycos was reduced below 20%), GeoCities, ThingWorld.com (formerly Parable), Silknet, Speech Machines, Mother Nature, Vicinity, Engage Japan JV, and Magnitude Network. Equity in losses of affiliates for the quarter ended January 31, 1998 included the results from the Company's minority ownership in Ikonic Interactive, Inc., ThingWorld.com, Silknet, GeoCities, Reel.com, Lycos, Chemdex, Planet All and Speech Machines. The Company expects its affiliate companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

          Income tax expense in the second quarter of fiscal 1999 was $14,601,000. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for the second quarter of fiscal 1999, gains on sales of Lycos, Inc. and Amazon.com, Inc. common stock and gain on stock issuance by GeoCities were excluded.


Six months ended January 31, 1999 compared to six months ended January 31, 1998

     Net revenues for the six months ended January 31, 1999 increased $38,552,000, or 102%, to $76,377,000 from $37,825,000 for the six months ended
January 31, 1998. The increase was largely attributable to an increase of $41,069,000 in net revenues for the Company's fulfillment services segment, reflecting increased volume of turnkey business from Cisco Systems and the acquisitions of On-Demand Solutions and InSolutions during the fourth quarter of fiscal 1998. Net revenues in the Company's investment and development segment decreased $2,517,000 primarily reflecting the impact of the deconsolidation of Lycos and Vicinity. Lycos and Vicinity net revenues for the six months ended January 31, 1998 were $9,303,000 and $2,143,000 respectively, while Vicinity net revenues for the quarter ended October 31, 1999 were $1,454,000. Absent the impact of Lycos and Vicinity, net revenues in the investment and development segment increased by $7,475,000 reflecting improved sales by Engage, Navisite, Planet Direct and ADSmart, and the acquisitions of Accipiter and Servercast during the second half of fiscal 1998. The Company believes that its subsidiary companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities during fiscal 1999. Additionally, subsequent to January 31, 1999, the Company signed agreements to acquire three additional Internet companies, 2CAN Media, Internet Profiles Corporation and Activerse, and in early February, 1999, CMGI exercised its right to increase its ownership in Magnitude Network from 23% to 92%. Therefore, as a result of both increased sales by existing companies and incremental revenues from new acquisitions, the Company expects to report future revenue growth.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


     Cost of revenues increased $44,638,000, or 160%, to $72,588,000 for the six months ended January 31, 1999 from $27,950,000 for the corresponding period in fiscal 1998, reflecting increases of $38,120,000 and $6,518,000 in the fulfillment services and investment and development segments, respectively. Adjusted for the $1,596,000 impact of prior year understatements, cost of sales increased $36,524,000 in the fulfillment services segment, primarily resulting from higher revenues, the acquisitions of On-Demand Solutions and InSolutions, and incremental costs incurred in fiscal 1999 associated with relocating SalesLink's Boston and Chicago operations to more efficient facilities. Investment and development segment cost of sales increases were primarily attributable to higher revenues and the acceleration of operations in the segment, partially offset by $1,878,000 lower cost of sales resulting from the deconsolidation of Lycos beginning in the second quarter of fiscal 1998, as well as lower cost of sales resulting from the deconsolidation of Vicinity beginning in the second quarter of fiscal 1999. The start up of Internet operations with minimal revenues during early stages, and the impact of deconsolidating Lycos and Vicinity, are the primary reasons cost of revenues as a percentage of revenues in the investment and development segment increased to 152% in the first six months of fiscal 1999 from 68% in the prior year. After adjusting for prior year understatements, fulfillment services segment cost of revenues as a percentage of net revenues increased to 87% in the first six months of fiscal 1999 from 83% in the first six months of fiscal 1998, reflecting operating inefficiencies during a period of high volume growth and the impact of incremental facilities relocation costs.

     Research and development expenses increased $32,000, or less than 1%, to $10,592,000 for the six months ended January 31, 1999 from $10,560,000 for the corresponding period in fiscal 1998. All research and development expenses in both periods were incurred within the Company's investment and development segment. The net increase in research and development expenses primarily reflects a $1,870,000 reduction due to the deconsolidation of Lycos and Vicinity, offset by increased development efforts at Engage and incremental costs associated with the development of NaviNet's technology platform. The Company anticipates it will continue to devote substantial resources to product development and that these costs may substantially increase in future periods.

     Selling expenses decreased $578,000 or 4% to $15,170,000 for the six months ended January 31, 1999 from $15,748,000 for the corresponding period in fiscal 1998, primarily reflecting a $915,000 decrease in the Company's investment and development segment. Investment and development results include a $5,479,000 decrease due to the deconsolidation of Lycos, offset by sales and marketing efforts related to several product launches and continued growth of sales and marketing infrastructures. Selling expenses in the fulfillment services segment increased by $337,000 in comparison with the corresponding period in fiscal 1998 due to the acquisitions of On-Demand Solutions and InSolutions, partially offset by headcount reductions by PacificLink. Selling expenses decreased as a percentage of net revenues to 20% for the first six months of fiscal 1999 from 42% for the corresponding period in fiscal 1998, primarily reflecting the deconsolidations of Lycos and Vicinity as well as the impact of increased revenues. As the Company completes the acquisitions of 2CAN Media, Internet Profiles Corporation and Activerse, and as existing subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that these costs will substantially increase in future periods.

       General and administrative expenses increased $9,775,000, or 115%, to $18,302,000 for the six months ended January 31, 1999 from $8,527,000 for the corresponding period in fiscal 1998. The investment and development segment experienced an increase of $6,115,000, primarily due to the building of management infrastructures in several of the Company's Internet investments. Such increases were somewhat offset by reductions associated with the
deconsolidations of Lycos and Vicinity in the amount of $1,119,000.   General
and administrative expenses in the fulfillment services segment increased by $3,660,000 in comparison with last year's corresponding period, largely due to the acquisitions of On-Demand Solutions and InSolutions, including approximately $800,000 higher goodwill charges. General and administrative expenses increased as a percentage of net sales to 24% for the six months ended January 31, 1999 from 23% for the corresponding period in fiscal 1998. The Company anticipates that its general and administrative expenses will continue to increase significantly as the Company adds newly acquired subsidiaries and as existing subsidiaries continue to grow and expand their administrative staffs and infrastructures.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


     Gain on sale of Lycos, Inc. common stock reflects the Company's net gain realized on the sale of 818,000 Lycos shares in fiscal 1999 and 560,000 shares in fiscal 1998. Gain on stock issuance by Lycos, Inc. resulted primarily from the issuance of stock by Lycos for the first quarter fiscal 1999 acquisition of WhoWhere? Gain on stock issuance by GeoCities in fiscal 1999 arose as a result of the sale of stock by GeoCities in an initial public offering in August, 1998 and the sale of stock by GeoCities in its acquisition of Starseed, Inc. (known as WebRing) in December, 1998. Gain on sale of investment in Sage Enterprises, Inc. occurred during the first quarter of fiscal year 1999 when CMG @Ventures II's holdings in Sage Enterprises were converted into 225,558 shares of Amazon.com, Inc. common stock as part of a merger wherein Amazon.com, Inc. acquired Sage Enterprises. Gain on sale of investment in Reel.com, Inc. occurred in October, 1998, when CMG @Ventures II's holdings in Reel.com were converted into 1,943,783 restricted common and 485,946 restricted, convertible preferred shares of Hollywood Entertainment Corporation (Hollywood Entertainment) as part of a merger wherein Hollywood Entertainment acquired Reel.com. Gain on sale of data warehouse product rights occurred when the Company's subsidiary, Engage, sold certain rights to its Engage.Fusion TM and Engage.Discover TM data warehouse products to Red Brick Systems, Inc. (Red Brick) for $9.5 million and 238,160 shares of Red Brick common stock. Gain on sale of Amazon.com, Inc. stock reflects the Company's net gain realized on the sale of 169,538 shares in the second quarter of fiscal 1999. Gain on sale of Premiere Technologies, Inc. stock reflects the Company's net gain on the sale of 224,795 shares of Premiere Technologies, Inc. stock during the first quarter of fiscal 1998.

     Interest income increased $168,000 to $1,307,000 for the six months ended January 31, 1999 from $1,139,000 in fiscal 1998, reflecting increased income associated with higher average corporate cash equivalent balances compared with prior year, partially offset by a $540,000 decrease from the deconsolidation of
Lycos.   Interest expense increased $747,000 compared with the corresponding period in fiscal 1998, primarily due to higher corporate collateralized borrowings and borrowings incurred in conjunction with the Company's acquisition of InSolutions.

       Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates for the six months ended January 31, 1999 include the results from the Company's minority ownership in Lycos (until January 1999 when the Company's ownership in Lycos was reduced below 20%), GeoCities, ThingWorld.com, Silknet, Speech Machines, Mother Nature,Vicinity, Engage Japan JV, and Magnitude Network. Equity in losses of affiliates for the six months ended January 31, 1998 included the results from the Company's minority ownership in Ikonic, ThingWorld.com, Silknet, GeoCities, Reel.com, Lycos, Chemdex, Planet All and Speech Machines. The Company expects its affiliate companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

       Income tax expense for the six months ended January 31, 1999 was $40,800,000. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for fiscal 1999, gains on stock issuances by Lycos and GeoCities, gains on sales of investments in Sage Enterprises, Inc. and Reel.com, Inc., and gains on sales of Lycos, Inc. and Amazon.com, Inc. common stock were excluded.


Liquidity and Capital Resources

       During January, 1999, CMGI also sold 748,000 shares of Lycos, Inc. stock for total proceeds of $50.6 million. As a result of the Company's sale of Lycos shares, during January, 1999, the Company's ownership interest in Lycos fell below 20% of Lycos' outstanding shares. With this decline in ownership below 20%, CMGI began accounting for its investment in Lycos as available-for-sale securities, carried at fair value, rather than under the equity method. Excluding shares attributable to profit members of CMG@Ventures I, LLC and shares which may be required to be sold to Lycos pursuant to employee stock option exercises, at January 31, 1999, the carrying value of the Lycos shares was approximately $780 million.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


       Working capital at January 31, 1999 increased to $653 million compared to
$13 million at July 31, 1998.   Approximately $590 million of the net increase
in working capital is attributable to increased amounts of available-for sale
securities, net of associated deferred tax liabilities.   The largest
contributing factor to this increase was the change in the Company's method of accounting for its investment in Lycos to available-for-sale securities, carried at fair value, rather than under the equity method. The Company's principal sources of capital during the first six months of fiscal 1999 were $53.1 million received from the sale of Lycos stock, $49.9 million from issuance of Series B convertible preferred stock, and $27.2 million received from the sale of Amazon.com stock. The Company's principal uses of capital during the first six months of fiscal 1999 were $39 million for funding of operations, primarily those of start-up activities in the Company's investment and development segment, $31.1 million for the purchase of Hollywood Entertainment stock, $14 million for investments in affiliates, $4 million for net repayments of notes payable, and $3.7 million for purchases of property and equipment.

       The Company's $20 million collateralized corporate borrowing facility became payable in full on January 20, 1999. Upon its maturity, CMGI renewed this $20 million note for another one-year period, with similar terms as the expiring note. This borrowing is now secured by 762,465 of CMGI's shares of Lycos common stock. Under this agreement, CMGI could become subject to
additional collateral requirements under certain circumstances.   The Company
expects to again seek the renewal of this note upon its next maturity on January 20, 2000. SalesLink had an outstanding line of credit balance of $2.7 million as of January 31, 1999 and an additional $1.2 million reserved in support of outstanding letters of credit for operating leases. SalesLink also has a $15.5 million bank term note outstanding at January 31, 1999, which provides for repayment in quarterly installments beginning January, 1999 through November, 2002. The obligations of Saleslink under the bank line of credit and bank term loans have been guaranteed by CMGI. As of July 31, 1998 and January 31, 1999, SalesLink did not comply with certain covenants of its borrowing arrangements. SalesLink is working with the bank to cure the non-compliance as of January 31, 1999, and prospectively, through waivers or amendments to the covenant terms. SalesLink has not yet received such waivers or amendments, nor is there any assurance that such waivers or amendments will be obtained. Accordingly, all of SalesLink's bank borrowings have been classified as current liabilities in the January 31, 1999 balance sheet.

       In December 1998, CMGI announced the close of the @Ventures III venture capital fund. This fund has secured $212 million in capital commitments from outside investors, which will be invested in emerging Internet service and technology companies through two newly formed entities, @Ventures III L.P. and @Ventures III Foreign Fund, L.P. CMGI does not have a direct ownership interest in either of these newly created entities, but CMGI is entitled to 2% of the net capital gains realized by both entities. Management of these entities, including investment and sale decisions, is the responsibility of @Ventures Partners III, LLC, whose members include David S. Wetherell, CMGI's President and Chief Executive Officer, and Andrew J. Hajducky III, CMGI's Chief Financial Officer. The Company has committed to contribute $54 million to its newly formed limited liability company subsidiary, CMG@Ventures III, LLC.
CMG@Ventures III, LLC will take strategic positions side by side with @Ventures III L.P. CMGI owns 100% of the capital and is entitled to 80% of the net capital gains realized by CMG@Ventures III, LLC. @Ventures Partners III, LLC is entitled to the remaining 20% of the net capital gains realized by CMG@Ventures III, LLC.

       During the second quarter of fiscal year 1999, through CMG@Ventures III, LLC, CMGI acquired initial minority ownership interests in six Internet companies, including Ancestry.com, Furniture.com, ONElist, and three others, for an aggregate total of $5,825,000. Ancestry.com is a provider of community, content and commerce resources for families via the Internet, including the Web's largest repository of searchable genealogy data. Furniture.com is an e-commerce provider of a broad selection of furniture and home furnishing accessories. ONElist provides free e-mail communities via the Internet, allowing users to search for or subscribe to tens of thousands of communities on different topics or create their own community. The Company anticipates synergies between these strategic positions and CMGI's core businesses, including speeding technological innovation and access to markets. Each of the six new investments made by CMG@Ventures III, LLC during the second fiscal quarter are carried at cost in CMGI's consolidated financial statements.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


       During February, 1999, CMGI exercised its right to invest an additional $22 million to increase its ownership in Magnitude Network from 23% to 92%. CMGI had previously invested a total of $2.5 million in Magnitude Network in July and October, 1998. Accordingly, beginning February, 1999, CMGI began accounting for its investment in Magnitude Network under the consolidation method of accounting, rather than the equity method. The acquisition accounting and valuation for CMGI's investment in Magnitude Network may result in a significant portion of the investment being identified as in-process research and development, in accordance with valuation methodologies provided by the Securities and Exchange Commission, which is expected to be charged to operating results in the fourth quarter when the amount is determined.

       On February 1, 1999, the Company announced that it had signed a definitive agreement to acquire 2CAN Media, Inc., a site -focused online advertising representation firm. 2CAN Media will be combined with the Company's subsidiary, ADSmart. The transaction includes the 5 sales divisions of 2CAN Media Pinnacle Interactive, WebRep, ECG, MediaPlus and Grupo NetFuerza.

       On March 1, 1999, CMGI announced a binding letter of intent to purchase Internet Profiles Corporation (I/PRO), a leader in World Wide Web traffic verification, analysis and research. I/PRO analyzes, correlates and validates Web site activity, which enables marketers to understand their online business and improve the effectiveness of their site. The Company plans to merge I/PRO with its subsidiary, Engage Technologies.

       On March 4, 1999, the Company announced a binding letter of intent to acquire Activerse, Inc., a provider of open standard Internet messaging technologies. With this acquisition, CMGI will invest in the rapidly expanding market for tools and technologies that enable live communication via the Internet. Activerse's products address the complex dynamics of Web communication by providing instant access to Internet-connected communities, workgroups, social groups and individuals. The Ding! suite of products from Activerse utilizes current and emerging open Internet standards, including Java and HTML, and allows both consumer and corporate audiences to enhance online communities through the convenience of instant messaging.

       Subsequent to January 31, 1999, CMG@Ventures III, LLC made a follow-on investment in Virtual Ink and acquired minority ownership interests in Boston Financial Network and one other investment. Boston Financial Network offers an integrated set of Web-based financial applications targeted at small businesses. Subsequent to January 31, 1999, CMG@Ventures II, LLC made a follow-on investments in Silknet and ThingWorld.com.

       Along with CMGI's other Internet subsidiaries, Magnitude Network, 2CAN Media, IPRO and Activerse are in early stages of business development and therefore are expected to require additional cash funding by the Company to fund their operations. The Company intends to continue to fund existing and future Internet and interactive media investment and development efforts, and to actively seek new CMG@Ventures investment opportunities. The Company believes that existing working capital and the availability of available-for-sale securities which could be sold or posted as additional collateral for additional loans, will be sufficient to fund its operations, investments and capital expenditures for the foreseeable future. Additionally, the Company may also choose to raise additional capital through private placement. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through public or private offerings of the Company's or its subsidiaries' stock, or through debt financing. It is also contemplated that the Company may look to raise a fourth Internet investment fund, which could seek to secure outside investment commitments of up to $1 billion in the near future.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


Year 2000 Compliance

       Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies will need to update or replace their software and computer systems in order to comply with such "Year 2000" requirements. CMGI is in the process of evaluating the Year 2000 compliance of its products and services. The Company is also evaluating the Year 2000 compliance of third party equipment and software that CMGI uses in both information technology and non-information technology applications in our business. Examples of non-information technology systems include our building security and voice mail systems.

       The Company's Year 2000 project plan is coordinated by a committee that reports to senior management, as well as to CMGI's Board of Directors on a periodic basis. The Company's Year 2000 readiness efforts consist of the following four phases:

       (1) Identification of all software products, information technology systems and non-information technology systems the Company offers or uses. The Company has substantially completed this phase for its existing systems.

       (2) Testing and assessment of these products and systems to determine repair or replacement requirements for each. The Company expects to complete this phase by May 1999 for its existing systems.

       (3) Repair or replacement of products and systems, where required to achieve Year 2000 compliance. The Company expects to complete this phase by July 1999 for its existing business-critical systems.

       (4) Creation of contingency plans in the event of Year 2000 failures. The Company expects that its initial contingency plan will be completed by May 1999.

       To date the Company has incurred expenditures of approximately $900,000 in connection with Year 2000 readiness efforts. Preliminary cost estimates for the Company to evaluate and address its Year 2000 issues for CMGI's existing business-critical systems are in the range of $4 million to $5 million. The Company also anticipates that CMGI will continue to expand its business and add new systems after July 1999; particularly as the Company's NaviSite subsidiary continues to build-out existing and add new data centers, and as CMGI expands its NaviNet network. The Company anticipates that readiness efforts for such new systems could continue until March 2000 and cost in the range of $600,000 to $1,000,000. There is no assurance though that our Year 2000 costs will not exceed these estimated amounts.

       The Company's business model includes expansion through the acquisition of businesses, technologies, products and services from other businesses. As the Company continues to expand in this manner throughout calendar 1999, the scope and cost estimates of CMGI's Year 2000 efforts may increase substantially.

       The Company's failure to resolve Year 2000 issues with respect to its products and services could damage CMGI's business and revenues and result in liability on the Company's part for such failure. The Company's business and its prospects may be permanently affected by either the liability the Company incurs to third parties or the negative impact on CMGI's business reputation. The Company also relies upon various vendors, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of CMGI's control. There is no assurance that such companies will not suffer a Year 2000 business disruption, which could harm CMGI's business and financial condition. Furthermore, if third-party equipment or software CMGI uses in its business fails to operate properly with regard to the year 2000 CMGI may need to incur significant unanticipated expenses to remedy any such problems.

                          CMGI, INC. AND SUBSIDIARIES

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------


       The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at January 31, 1999 includes strategic equity positions in companies in the Internet industry sector, including Lycos, Inc., Amazon.com, Inc. and Open Market, Inc., many of which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the Company's available-for-sale securities portfolio as of January 31, 1999, would result in an approximate $191.5 million decrease in the fair value of the Company's available-for-sale securities.

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

       The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At January 31, 1999, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on the outstanding borrowings under its line of credit and other bank borrowing arrangements.

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

                          CMGI, INC. AND SUBSIDIARIES
                          PART II:  OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

       (a) and (b) On December 22, 1998, the Registrant issued 50,000 shares of its newly designated Series B Convertible Preferred Stock to RGC International Investors, LDC and RGC Investments II, L.P. (the "Investors"). The rights and preferences of the Series B Convertible Preferred Stock are as set forth in a Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock ("Certificate of Designations") which was filed with the Secretary of State of the State of Delaware on December 22, 1998 designating 50,000 shares of the Registrant's blank check preferred stock as Series B Convertible Preferred Stock. The Certificate of Designations was filed as part of Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 1999.

The description of the Series B Convertible Preferred Stock contained herein is qualified in its entirety by reference to the Certificate of Designations. The Series B Convertible Preferred Stock possesses a liquidation preference equal to a stated value of $1,000 per share plus interest accreted on such stated value at an annual rate of 4% from the date of issue of the Series B Convertible Preferred Stock. The approval of the holders of a majority of the then outstanding shares of Series B Convertible Preferred Stock is required for the Registrant to take certain actions.

The Series B Convertible Preferred Stock may be converted into shares of the Registrant's common stock at a fixed price (116% of the average closing price for the Company's common stock for the three trading days preceding December 21,
1998) for one year or until the earlier occurrence of certain specified events. Under certain circumstances, the Registrant has the option to redeem the Series B Convertible Preferred Stock. Upon the occurrence of other specified events the Registrant is obligated to redeem the Series B Convertible Preferred Stock.


       After one year, or the earlier occurrence of certain enumerated events, if the Series B Convertible Preferred Stock has not been redeemed, the conversion price is based upon a formula which is tied to the undiscounted market price of the Registrant's common stock. Subject to waiver by the Registrant, there is a maximum number of shares of the Registrant's common stock into which the Series B Convertible Preferred Stock may convert.

       (c) On December 22, 1998 the Registrant issued 50,000 shares of Series B Convertible Preferred Stock to the Investors for an aggregate purchase price of $50,000,000. No underwriter was engaged in connection with the foregoing issuance of shares of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock were issued in a private placement in reliance upon the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). See the description above concerning the conversion of shares of Series B Convertible Preferred Stock into shares of the Registrant's common stock.

                          CMGI, INC. AND SUBSIDIARIES
                    PART II:  OTHER INFORMATION (Continued)


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

       On December 17, 1998 the Company held its annual meeting of stockholders. At the annual meeting the following matters were approved:

1. William H. Berkman was elected as a Class II Director with 15,349,024 shares of Common Stock voting for such election and 33,675 shares of Common Stock abstaining.

2. John A. McMullen was elected as a Class II Director with 15,348,762 shares of Common Stock voting for such election and 33,937 shares of Common Stock abstaining.

3. An amendment to the Company's Restated Certificate of Incorporation changing the name of the Company from "CMG Information Services, Inc." to "CMGI, Inc." was approved. 15,334,402 shares of Common Stock were voted for such amendment, 21,532 shares of Common Stock were voted against such amendment and 22,865 shares of Common Stock abstained from the vote. 3,900 shares of common stock were subject to non-votes.

4. An amendment to the Company's Restated Certificate of Incorporation to provide for an increase in the number of authorized shares of Common Stock, $0.01 par value per share, from 40,000,000 to 100,000,000 was approved. 13,711,914 shares of Common Stock were voted for such amendment, 1,204,999 shares of Common Stock were voted against such amendment and 461,886 shares of Common Stock abstained from the vote. 3,900 shares of common stock were subject to non-votes.

5. The appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the current fiscal year was ratified. 15,307,702 shares of Common Stock were voted for such ratification, 46,368 shares of Common Stock were voted against such ratification and 28,629 shares of Common Stock abstained from the vote.


Item 6.   Exhibits and Reports on Form 8-K
         ---------------------------------

(a)    Exhibits

       The following exhibits are filed herewith or incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

------------------------------------------------------------------------------------------------------------------------------------

    Exhibit No.                  Title                                                   Method of Filing
------------------------------------------------------------------------------------------------------------------------------------
     3 (I)       Restated Certificate of Incorporation, as amended         Incorporated by reference from Exhibit 99.3 to the
                                                                           Current Report on Form 8-K filed with the SEC on
                                                                           January 7, 1999.
------------------------------------------------------------------------------------------------------------------------------------

     3 (ii)      Restated By-Laws                                          Incorporated by reference from Registration
                                                                           Statement on Form S-1, as amended, filed on
                                                                           November 10, 1993 (Registration No. 33-71518).
------------------------------------------------------------------------------------------------------------------------------------

     4           Specimen stock certificate representing                   Incorporated by reference from Registration
                  the common stock                                         Statement on Form S-1, as amended, filed on
                                                                           November 10, 1993 (Registration No. 33-71518).
------------------------------------------------------------------------------------------------------------------------------------

                          CMGI, INC. AND SUBSIDIARIES
                    PART II:  OTHER INFORMATION (Continued)


Item 6.   Exhibits and Reports on Form 8-K (continued)
         ---------------------------------------------

              (b)    Exhibits (continued)

-----------------------------------------------------------------------------------------------------------------------------------

    Exhibit No.                      Title                                              Method of Filing
------------------------------------------------------------------------------------------------------------------------------------
   10.1           ISDA Master Swap Agreement (the "Swap Agreement"), dated           Filed herewith.
                  January 15, 1999, between BankBoston, N.A. and CMGI, Inc.
-----------------------------------------------------------------------------------------------------------------------------------

   10.2           Schedule to the Swap Agreement, dated January 15, 1999.            Filed herewith.
-----------------------------------------------------------------------------------------------------------------------------------

   10.3           Confirmation to the Swap Agreement, dated January 15, 1999.        Filed herewith.
-----------------------------------------------------------------------------------------------------------------------------------

   10.4           ISDA Credit Support Annex, dated January 15, 1999, between         Filed herewith.
                  BankBoston, N.A. and CMGI, Inc.
-----------------------------------------------------------------------------------------------------------------------------------

   10.5           Agreement for the Assignment of Voting Rights, dated               Filed herewith.
                  January 15, 1999, between CMGI, Inc. and Long Lane Master
                  Trust.
-----------------------------------------------------------------------------------------------------------------------------------

   10.6           Long Lane Floating Rate Trust Certificates Purchase                Filed herewith.
                  Agreement, dated January 15, 1999, between CMGI, Inc. and
                  Long Lane Master Trust.
-----------------------------------------------------------------------------------------------------------------------------------

   10.7           Repurchase Agreement, dated January 15, 1999, between CMGI,        Filed herewith.
                  Inc. and Long Lane Master Trust.
-----------------------------------------------------------------------------------------------------------------------------------

   10.8           Unlimited Guaranty, dated as of October 30, 1998, by CMG           Filed herewith.
                  Information Services, Inc. in favor of BankBoston, N.A.
-----------------------------------------------------------------------------------------------------------------------------------

   10.9           CMGI and Participating Subsidiaries Deferred Compensation          Filed herewith.
                  Plan, effective as of December 1, 1998.
-----------------------------------------------------------------------------------------------------------------------------------

   27.1           Restated Financial Data Schedule for the six months ended          Filed herewith.
                  January 31, 1998.
-----------------------------------------------------------------------------------------------------------------------------------

   27.2           Financial Data Schedule for the six months ended January           Filed herewith.
                          31, 1999.
-----------------------------------------------------------------------------------------------------------------------------------

       (b) Reports on Form 8-K.

       On January 7, 1999, the Company filed a Current Report on Form 8-K in conjunction with the issuance of 50,000 shares of its newly designated Series B Convertible Preferred Stock to RGC International Investors, LDC and RGC Investments II, L.P.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CMGI, Inc.

                                By:   /s/ Andrew J. Hajducky III
                                      --------------------------
Date:  March 17, 1999                 Andrew J. Hajducky III, CPA
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)