Form 10-Q/A
period 1998-04-30
CMGI INC
filed 1999-05-26
CIK 914712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

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

                     Yes      X                No  ___
                             ---

Number of shares outstanding of the issuer's common stock, as of June 11, 1998


       COMMON STOCK, PAR VALUE $.01 PER SHARE            45,780,240
       --------------------------------------            ----------
                      Class                       Number of shares outstanding

                                  CMGI, INC.
                                  FORM 10-Q/A

                                     INDEX

                                                                                             Page Number
                                                                                             -----------
Part I.  FINANCIAL INFORMATION
  Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheets
            April 30, 1998 (Restated) and July 31, 1997                                           3

            Consolidated Statements of Operations
            Three and nine months ended April 30, 1998 (Restated) and 1997                       4-5

            Consolidated Statements of Cash Flows
            Nine months ended April 30, 1998 (Restated) and 1997                                  6

            Notes to Interim Consolidated Financial Statements (Restated)                        7-15

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                 16-25


Part II.  OTHER INFORMATION

  Item 2.   Changes in Securities                                                                26

  Item 6.  Exhibits and Reports on Form 8-K                                                     26-27


SIGNATURE                                                                                        28

This Quarterly Report on Form 10-Q/A ("Report") amends and supersedes, to the extent set forth herein, the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998 previously filed on June 15, 1998. As more particularly set forth below, the following financial and related information has been updated in connection with the filing of the restated financial statements included herein. Additionally, all share amounts of the Registrant's common stock contained in this Report have been retroactively adjusted to reflect a 2-for-1 stock split effected by the Registrant in the form of a stock dividend on January 11, 1999.

                          CMGI, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

              (in thousands, except share and per share amounts)

                                                                                         April 30,            July 31,
                                                                                           1998                 1997
                                                                                           ----                 ----
                                                                                         (Unaudited
                                     ASSETS                                             and Restated)
Current assets:
  Cash and cash equivalents                                                             $     48,670     $      59,762
  Available-for-sale securities                                                                1,200             5,945
  Accounts and license fees receivable, less allowance for doubtful accounts                  14,309            26,055
  Prepaid expenses                                                                             2,656             5,738
  Net current assets of discontinued operations                                                  937             1,225
  Other current assets                                                                         9,039             5,875
                                                                                        ------------     -------------
              Total current assets                                                            76,811           104,600

Property and equipment, net                                                                    8,712             6,630
Investments in affiliates                                                                     59,263             9,160
Cost in excess of net assets of subsidiaries acquired, net of accumulated
 amortization                                                                                 33,430            16,680

Net non-current assets of discontinued operations                                              1,319             5,482
Other assets                                                                                   4,361             3,696
                                                                                        ------------     -------------
                                                                                        $    183,896     $     146,248
                                                                                        ============     =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                         $     23,200     $      22,494
  Current installments of long-term debt                                                       3,514             3,221
  Accounts payable                                                                             8,533             9,830
  Accrued expenses                                                                            12,012            16,405
  Deferred revenues                                                                            3,851            13,665
  Other current liabilities                                                                    3,946               431
                                                                                        ------------     -------------
             Total current liabilities                                                        55,056            66,046
Long-term debt, less current installments                                                      6,880             9,550
Long-term deferred revenues                                                                       --             5,100
Deferred income taxes                                                                         15,422             8,481
Other long-term liabilities                                                                    4,586             2,104
Minority interest                                                                             12,841            25,519
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued                       --                --
  Common stock, $.01 par value.  Authorized 100,000,000 shares; issued and outstanding 45,376,228 shares at April 30, 1998 and 38,638,172 shares at
   July 31, 1997                                                                                 454               386


  Additional paid-in capital                                                                  74,338            16,590
  Deferred compensation                                                                       (2,073)               --
  Net unrealized gain on available-for-sale securities                                            --               852
  Retained earnings                                                                           16,392            11,620
                                                                                        ------------     -------------
   Total stockholders' equity                                                                 89,111            29,448
                                                                                        ------------     -------------
                                                                                        $    183,896     $     146,248
                                                                                        ============     =============

   The accompanying notes are an integral part of the consolidated financial statements.

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                   (in thousands, except per share amounts)


                                                          Three months ended April 30,    Nine months ended April 30,
                                                          ----------------------------    ---------------------------
                                                             1998            1997           1998             1997
                                                             ----            ----           ----             ----
                                                          (Restated)                     (Restated)
Net revenues                                              $  18,145        $ 16,602      $  55,970         $ 40,200
Operating expenses:
  Cost of revenues                                           17,230           9,755         45,180           22,903
  Research and development                                    3,849           4,444         14,409           13,161
  In-process research and development                         9,250              --         10,125            1,312
  Selling                                                     6,203           7,348         21,951           23,898
  General and administrative                                  5,114           3,376         13,641           10,496
                                                           --------        --------      ---------         --------
    Total operating expenses                                 41,646          24,923        105,306           71,770
                                                           --------        --------      ---------         --------

Operating loss                                              (23,501)         (8,321)       (49,336)         (31,570)
                                                           --------        --------      ---------         --------

Other income (expense):
  Interest income                                               573             833          1,712            2,482
  Interest expense                                             (775)           (505)        (2,261)            (970)
                                                                           --------
  Gain on sale of Lycos, Inc. common stock                   24,850              --         41,938               --
  Gain on sale of Premiere Technologies, Inc. common
   stock                                                         --              --          4,174               --

  Gain on sale of investment in TeleT Communications
                                                                 --              --             --            3,616
  Gain on sale of NetCarta Corporation                           --              --             --           15,111
  Gain on stock issuance by Lycos, Inc.                      24,294              --         24,208               --
  Equity in losses of affiliates                             (4,247)         (1,924)        (8,763)          (4,013)
  Minority interest                                              --             492            (28)           3,939
                                                           --------        --------      ---------         --------
                                                             44,695          (1,104)        60,980           20,165
                                                           --------        --------      ---------         --------

Income (loss) from continuing operations before
 income taxes                                                21,194          (9,425)        11,644          (11,405)

Income tax  expense (benefit)                                13,125          (1,176)        11,770            1,209
                                                           --------        --------      ---------         --------
Income (loss) from continuing operations                      8,069          (8,249)          (126)        $(12,614)

Discontinued operations, net of income taxes:
  Loss from operations of lists and database services
   segment                                                     (147)         (2,027)           (79)          (4,393)

  Gain on sale of data warehouse product rights                  --              --          4,978               --
                                                           --------        --------      ---------         --------

Net income (loss)                                          $  7,922        $(10,276)     $   4,773         $(17,007)
                                                           ========        ========      =========         ========

                          CMGI, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS - (CONTINUED)
                                  (unaudited)

                   (in thousands, except per share amounts)

                                                          Three months ended April 30,    Nine months ended April 30,
                                                         ------------------------------  -----------------------------
                                                             1998            1997            1998            1997
                                                             ----            ----            ----            ----
                                                          (Restated)                      (Restated)
Basic earnings (loss) per share:
  Income (loss) from continuing operations               $      0.19      $   (0.22)      $    --         $   (0.34)
  Loss from discontinued operations of lists and
   database services segment                                      --          (0.05)           --             (0.12)

  Gain on sale of data warehouse product rights                   --             --          0.12                --
                                                         -----------      ---------       -------         ---------
  Net income (loss)                                      $      0.19      $   (0.27)      $  0.12         $   (0.46)
                                                         ===========      =========       =======         =========

Diluted earnings (loss) per share:
  Income (loss) from continuing operations               $      0.17      $   (0.22)      $    --         $   (0.34)
  Loss from discontinued operations of lists and
   database services segment                                      --          (0.05)           --             (0.12)

  Gain on sale of data warehouse product rights                   --             --          0.12                --
                                                         -----------      ---------       -------         ---------
  Net income (loss)                                      $      0.17      $   (0.27)      $  0.12         $   (0.46)
                                                         ===========      =========       =======         =========

Shares used in computing earnings (loss) per share:
  Basic                                                       42,836         38,488        40,426            37,308
                                                         ===========      =========       =======         =========
  Diluted                                                     46,344         38,488        40,426            37,308
                                                         ===========      =========       =======         =========


   The accompanying notes are an integral part of the consolidated financial statements.

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)


                                                                                             Nine months ended April 30,
                                                                                        --------------------------------
                                                                                               1998             1997
                                                                                               ----             ----
                                                                                           (Restated)
Cash flows from operating activities:
  Loss from continuing operations                                                       $         (126)     $   (12,614)
  Adjustments to reconcile loss from continuing operations to net cash used for continuing operations:
    Depreciation and amortization                                                                4,481            2,869
    Deferred income taxes                                                                        6,680             (703)
    Non-operating gains, net                                                                   (70,320)         (18,727)
    Equity in losses of affiliates                                                               8,763            4,013
    Minority interest                                                                               28           (3,939)
    In-process research and development                                                         10,125            1,312
    Changes in operating assets and liabilities, excluding effects from acquisitions and divestitures of subsidiaries:
     Accounts and license fees receivable                                                       (4,256)          (7,118)
     Prepaid expenses and other current assets                                                  (7,210)          (7,362)
     Accounts payable and accrued expenses                                                       3,387            9,959
     Deferred revenues                                                                           2,619            4,886
     Refundable and accrued income taxes, net                                                    8,539           (2,523)
     Other assets and liabilities                                                                 (235)              61
                                                                                        --------------      -----------
Net cash used for operating activities of continuing operations                                (37,525)         (29,886)
Net cash used for operating activities of discontinued operations                               (2,675)          (3,960)
                                                                                        --------------      -----------
Net cash used for operating activities                                                         (40,200)         (33,846)
                                                                                        --------------      -----------

Cash flows from investing activities:
  Additions to property and equipment--continuing operations                                    (4,103)          (3,821)
  Additions to property and equipment--discontinued operations                                    (114)          (1,412)
  Proceeds from sale of data warehouse product rights--discontinued
   operations                                                                                    9,543               --

  Proceeds from sales of CMG@Ventures investments                                               53,899           19,018
  Investments in affiliates and acquisitions of subsidiaries                                   (13,913)         (18,782)
  Proceeds from sales or maturities of available-for-sale securities                                --           11,056
  Reduction in cash due to deconsolidation of Lycos, Inc.                                      (41,017)              --
  Other                                                                                            217             (832)
                                                                                        --------------      -----------
Net cash provided by investing activities                                                        4,512            5,227
                                                                                        --------------      -----------

Cash flows from financing activities:
  Proceeds from issuance of notes payable, net of repayments                                       706           12,600
  Proceeds from issuance of long-term debt                                                          --            5,500
  Repayments of long-term debt                                                                  (2,377)              --
  Sale of common and treasury stock, net                                                        23,095            7,723
  Purchase of treasury stock                                                                        --             (984)
  Proceeds from issuance of stock by subsidiary                                                    477               --
  Other                                                                                          2,695            2,135
                                                                                        --------------      -----------
Net cash provided by financing activities                                                       24,596           26,974
                                                                                        --------------      -----------

Net decrease in cash and cash equivalents                                                      (11,092)          (1,645)
Cash and cash equivalents at beginning of period                                                59,762           63,387
                                                                                        --------------      -----------
Cash and cash equivalents at end of period                                              $       48,670      $    61,742
                                                                                        ==============      ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by CMGI, Inc. ("CMGI" or "the Company", formerly CMG Information Services, Inc.) in accordance with generally accepted accounting principles. In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 1997 which are contained in the Company's Annual Report on Form 10-K. The results for the three and nine month periods ended April 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with current year presentation.

B.   Restatement Related to In-Process Research and Development Expense

The accompanying consolidated financial statements have been restated to reflect the impact of adjustments made by Lycos, Inc. (Lycos) to its previously reported in-process research and development charges associated with Lycos' acquisitions of Tripod, Inc. and WiseWire Corporation during CMGI's third quarter of fiscal 1998. The accompanying consolidated financial statements have also been restated to reflect a change in the original accounting for the purchase price allocation related to CMGI's acquisition of Accipiter, Inc. (Accipiter) in the third fiscal quarter of 1998.

Lycos reduced the amount of its charges for in-process research and development in connection with the above noted acquisitions and, correspondingly, increased the amounts allocated to intangible assets by $71.3 million. During the periods effected, CMGI's ownership in Lycos ranged from approximately 46% to approximately 35%, and CMGI accounted for its investment in Lycos under the equity method of accounting, whereby CMGI's portion of the net operating performance of Lycos was reflected in equity in losses of affiliates. Additionally, during such periods CMGI recorded gains on sales of portions of its Lycos stock holdings, and recorded gains on issuances of stock by Lycos. As a result of the Lycos restatements, CMGI has accordingly restated previously reported equity in losses of Lycos, gains on sales of Lycos stock and gains on issuance of stock by Lycos for CMGI's fiscal quarter ended April 30, 1998. Lycos' reduction of previously recorded in-process research and development charges resulted in higher gains on Lycos stock issuances recorded by the Company, thereby increasing CMGI's book basis in its Lycos investment and resulting in lower gains on sales of Lycos stock and reduced gains on Lycos stock issuances in subsequent quarters. Related higher amortization charges recorded by Lycos in subsequent quarters resulted in higher equity in loss of affiliates amounts recorded by CMGI.

Upon consummation of the Accipiter acquisition in the third fiscal quarter of 1998, CMGI, in its consolidated financial statements, reported an expense of approximately $18.0 million representing acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. On May 7, 1999, CMGI announced a voluntary restatement of the in-process research and development charge related to the Accipiter acquisition to address valuation methodologies suggested by the SEC in a letter dated September 9, 1998 to the American Institute of Certified Public Accountants SEC Regulations Committee and as clarified through subsequent practice. Upon consideration of this guidance and additional practice that has developed since the SEC letter was first made public, the $18.0 million charge as previously reported has been reduced to $9.2 million and amounts allocated to goodwill and other intangible assets have been increased from $11.5 million to $20.3 million.

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


B.   Restatement Related to In-Process Research and Development Expense
(continued)

The effect of the restatement on previously reported consolidated financial statements as of and for the three and nine months ended April 30, 1998 (in thousands, except per share amounts):

Statements of Operations:
                                                               Three Months Ended        Nine Months Ended
                                                                 April 30, 1998           April 30, 1998
                                                                 --------------           --------------
                                                             As Reported   Restated   As Reported   Restated
                                                             -----------   --------   -----------   --------
Cost of revenues                                                $ 17,203   $ 17,230      $ 45,153   $ 45,180
In-process research and development expenses                      18,060      9,250        18,935     10,125
General and administrative expenses                                4,987      5,114        13,514     13,641
Operating loss                                                   (32,157)   (23,501)      (57,992)   (49,336)
Gain on sale of Lycos, Inc. common stock                          26,092     24,850        43,180     41,938
Gain on stock issuance by Lycos, Inc.                              4,082     24,294         3,996     24,208
Equity in losses of affiliates                                    (3,908)    (4,247)       (8,424)    (8,763)
Income (loss) from continuing operations before income
 taxes                                                            (6,093)    21,194       (15,643)    11,644

Income tax expense                                                 5,454     13,125         4,099     11,770
Income (loss) from continuing operations                         (11,547)     8,069       (19,742)      (126)
Net income (loss)                                                (11,694)     7,922       (14,843)     4,773
Basic income (loss) from continuing operations per share           (0.27)      0.19         (0.49)        --
Basic net income (loss) per share                                  (0.27)      0.19         (0.37)      0.12
Diluted income (loss) from continuing operations per
 share                                                             (0.27)      0.17         (0.49)        --

Diluted net income (loss) per share                                (0.27)      0.17         (0.37)      0.12


Balance Sheets:
                                                                 April 30, 1998
                                                                 --------------
                                                             As Reported   Restated
                                                             -----------   --------
Investments in affiliates                                       $ 34,775   $ 59,263
Cost in excess of net assets of subsidiaries acquired,
 net of accumulated amortization                                  26,616     33,430

Other assets                                                       2,519      4,361
Total assets                                                     150,752    183,896
Non-current deferred income tax liabilities                        7,751     15,422
Minority interest                                                  6,984     12,841
Retained earnings (deficit)                                       (3,224)    16,392
Total stockholders' equity                                        69,495     89,111

       NOTE: All "As Reported" and "As Restated" amounts in the above table have been retroactively adjusted to reflect the presentation of the Company's lists and database services segment as discontinued operations and to reflect a two-for-one stock split effected in the form of a stock dividend by the Company on January 11, 1999.

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



C.   Deconsolidation of Lycos, Inc.

During the second fiscal quarter ended January 31, 1998, the Company sold 340,000 shares of Lycos stock on the open market and distributed 216,034 Lycos shares to the profit members of CMG@Ventures I LLC (formerly CMG@Ventures L.P.). Through the sale and distribution of Lycos shares by CMGI along with the impact of increased Lycos outstanding shares, the Company's ownership percentage in Lycos was reduced from just in excess of 50% at October 31, 1997, to below 50% beginning in November, 1997, and to 35% as of April 30, 1998. As such, starting in November 1997, the Company began accounting for its remaining investment in Lycos under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Lycos were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Lycos were consolidated with those of CMG's other majority-owned subsidiaries in the Company's consolidated balance sheets. The Company's historical quarterly consolidated operating results for the fiscal year ended July 31, 1997 and the fiscal quarter ended October 31, 1997 included Lycos sales and operating losses as follows:

(in thousands)
                                                                                 Fiscal Quarter Ended
                                                                                 --------------------
                                                     Oct. 31, 1996   Jan. 31, 1997   Apr. 30,1997   Jul. 31, 1997   Oct. 31, 1997
                                                     --------------  --------------  -------------  --------------  --------------
Net revenues                                               $ 3,663         $ 5,004        $ 5,853         $ 7,753          $9,303
                                                           =======         =======        =======         =======          ======
Operating loss                                             $(3,341)        $(2,553)       $(1,753)        $(1,102)         $ (433)
                                                           =======         =======        =======         =======          ======

The Company's historical consolidated balance sheets as of July 31, 1997 and October 31, 1997 included Lycos current assets and liabilities and total assets and liabilities as follows:

                                                                                                  Jul. 31, 1997    Oct. 31, 1997
                                                                                                 ---------------  ---------------
Current assets                                                                                           $60,745          $63,935
                                                                                                         =======          =======
Total assets                                                                                             $65,419          $67,694
                                                                                                         =======          =======
Current liabilities                                                                                      $22,615          $25,822
                                                                                                         =======          =======
Total liabilities                                                                                        $27,772          $29,259
                                                                                                         =======          =======

The following table contains the summarized financial information for Lycos subsequent to deconsolidation in November, 1997:

(in thousands)
Condensed Statement of Operations:
                                                                       Quarter          Quarter
                                                                        Ended            Ended
                                                                      January 31,       April 30,
                                                                      ----------        --------
                                                                        1998              1998
                                                                        ----              ----
Net revenues                                                          $ 12,603          $ 15,129
                                                                      ========          ========
Operating loss                                                        $   (263)         $(92,046)
                                                                      ========          ========
Net income                                                            $    301          $(91,522)
                                                                      ========          ========

Condensed Balance Sheet:
                                                                      January 31,       April 30,
                                                                         1998             1998
                                                                         ----             ----
Current assets                                                        $  65,569        $  79,372
Noncurrent assets                                                         6,132           45,247
                                                                      ---------        ---------
Total assets                                                          $  71,701        $ 124,619
                                                                      =========        =========

Current liabilities                                                   $  26,609        $  40,145
Noncurrent liabilities                                                    6,009           27,265
Stockholders' equity                                                     39,083           57,209
                                                                      ---------        ---------
Total liabilities and stockholders' equity                            $  71,701        $ 124,619
                                                                      =========        =========

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

D. Sale of Engage Data Warehouse Products, Restructuring of Engage Technologies and Discontinued Operations

From its inception in August, 1995, through July 31, 1997, the Company's wholly-owned subsidiary, Engage Technologies, Inc. (Engage) focused on providing traditional mailing list maintenance and database services (through its ListLab division), and on developing data mining, querying, analysis and targeting software products for use in large database applications. As such, the results of Engage's operations were classified in the Company's list and database services segment through July 31, 1997. During the first quarter of fiscal 1998, Engage sold certain rights to its Engage.Fusion(TM) and Engage.Discover(TM) data warehouse products to Red Brick Systems, Inc. (Red Brick) for $9.5 million and 238,160 shares of Red Brick common stock, and recorded a pre-tax gain of $8,437,000 on the sale. These highly advanced products had been developed to accelerate the design and creation of very large data warehouses and perform high-end data query and analysis. Engage retained the exclusive right to sell Engage.Fusion and Engage.Discover to interactive media markets as part of its Engage Product Suite. Additionally, during the first quarter of fiscal year 1998, Engage transferred its ListLab division to the Company's recently formed subsidiary, CMG Direct Corporation (CMG Direct). With the sale of these rights and transfer of its ListLab division, Engage has narrowed its focus to the Internet software solutions market, where it seeks to help companies individually distinguish, understand and interact with anonymous prospects and customers in personalized marketing, sales, and service relationships via the Internet. As a result of this repositioning, beginning in fiscal year 1998, the operating results of Engage are now classified in the Company's investment and development segment.

On March 11, 1999, the Company announced the signing of a binding agreement to sell its wholly-owned subsidiary, CMG Direct to Marketing Services Group, Inc. At the time, CMG Direct comprised the Company's entire lists and database services segment. As a result, the operations of the Company's lists and database services segment have been reflected as income (loss) from discontinued operations in the accompanying consolidated financial statements. The gain on sale of certain data warehouse product rights by Engage in the first quarter of fiscal 1998 has also been reflected as discontinued operations. These data warehouse products were developed by Engage during fiscal 1996 and 1997, when Engage was included in the Company's lists and database services segment. CMG Direct's net assets, which included accounts receivable, prepaid expenses, net property and equipment, net goodwill, other assets, accounts payable, accrued expenses and other liabilities are reported as net current and non-current assets of discontinued operations at April 30, 1998. Certain prior period amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to reflect the Company's lists and database services segment as discontinued operations.

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


E.   TWo-For-One Common Stock Split

On May 11, 1998 and January 11, 1999, the Company effected two-for-one common stock splits in the form of stock dividends. Accordingly, the consolidated financial statements have been retroactively adjusted for all periods presented to reflect these events.

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


F.   Sales and Distributions of Lycos and Premiere Technologies Stock

During the first nine months of fiscal 1998, CMG@Ventures I LLC (formerly CMG@Ventures L.P.) distributed 2,333,334 of its shares of Lycos, Inc. (Lycos) common stock to the Company, and 452,943 shares to CMG@Ventures I LLC's profit members. During fiscal 1998, the Company filed with the SEC on Form 144 its intent to sell 1,004,915 of its shares of Lycos stock on the open market. During the first quarter of fiscal 1998, the Company sold 219,915 of its Lycos shares for proceeds of $7,149,000 and recognized a pre-tax gain of $6,324,000 on the sales. The Company sold an additional 340,000 of its Lycos shares during the second quarter of fiscal 1998 for proceeds of $11,649,000 and recognized a pre-tax gain of $10,764,000 on the sales. During the third quarter of fiscal 1998, the Company sold 445,000 of its Lycos shares for proceeds of $27,546,000 and recognized a pre-tax gain of $24,850,000 on the sales. The gains on the Company's sales of Lycos shares are reported net of the associated interest attributed to CMG@Ventures I LLC's profit members.

During the first quarter of fiscal year 1998, CMG@Ventures I LLC distributed 224,795 of its shares of Premiere Technologies, Inc. (Premiere) common stock to the Company, and allocated 58,538 Premiere shares to CMG@Ventures I LLC's profit members. The Company sold its 224,795 shares during the first quarter for proceeds of $7,555,000, realizing a net gain of $4,174,000 on the sale.

G.   Sale of CMGI Common Stock

Pursuant to a stock purchase agreement entered into as of December 19, 1997, the Company sold 2,012,008 shares of its common stock to Intel Corporation (Intel) on December 19, 1997, representing 4.9% of CMGI's total outstanding shares of common stock following the sale. The CMGI shares sold to Intel were priced at $5.435 per share, with proceeds to CMGI totaling $10,937,000. The CMGI shares purchased by Intel are not registered under the Securities Act of 1933, as amended. Under the terms of the agreement, Intel is entitled to two demand registration rights as well as piggyback registration rights. Additionally, Intel is subject to "stand still" provisions, whereby it is prohibited for a period of three years, without the consent of CMGI, (i) from increasing its ownership in CMGI above ten percent of CMGI's outstanding shares, (ii) from exercising any control or influence over CMGI, and (iii) from entering into any voting agreement with respect to its CMGI shares.

Pursuant to a stock purchase agreement entered into as of February 15, 1998, the Company sold 1,250,000 shares of its common stock to Sumitomo Corporation ("Sumitomo") on February 27, 1998. The CMGI shares sold to Sumitomo were priced at $8.00 per share, with proceeds to CMGI totaling $10,000,000. The CMGI shares purchased by Sumitomo are not registered under the Securities Act of 1933, as amended, and carry a one year restriction on transfer or sale. Under the terms of the agreement and following the one-year period, Sumitomo is entitled to two demand registration rights as well as piggyback registration rights. Additionally, Sumitomo is subject to "stand still" provisions, whereby it is prohibited for a period of three years, without the consent of CMGI, from (i) increasing its ownership in CMGI above ten percent of CMGI's outstanding shares,
(ii) proposing or soliciting any person to propose a business combination with, or change of control of, CMGI, (iii) making, proposing or soliciting any person to propose a tender offer for CMGI stock, and (iv) entering into any voting agreement with respect to its CMGI shares.

                          Cmgi, Inc. And Subsidiaries
              Notes To Interim Consolidated Financial Statements
                                  (Continued)

H.   Acquisitions and Investments

During the first quarter of fiscal 1998, the Company, through its limited liability company subsidiaries, CMG@Ventures I LLC and CMG@Ventures II LLC (together CMG@Ventures), invested a total of $3,016,000 to acquire an initial 11% minority ownership interest in Chemdex Corporation (Chemdex), a developer of an online marketplace for life science products, an initial 22% interest in Speech Machines plc (Speech Machines), a developer of productivity-enhancing technologies using advanced speech recognition applications, and to participate in a follow on equity round of financing raised by GeoCities. During the first quarter of fiscal 1998, the Company's investment in Chemdex was carried at cost in CMGI's financial statements. The Company's investment in Speech Machines is accounted for under the equity method. The GeoCities financing round included participation from outside investors, and afterwards, the Company's ownership in GeoCities remained unchanged at 41%. Also in the first quarter of fiscal year 1998, the Company, through CMG@Ventures, exercised 96,000 Lycos options for an investment of $192,000, and provided $500,000 of bridge loan financing to Parable LLC. CMGI had initially purchased its 96,000 Lycos options in fiscal 1997 for $456,000.

In addition, the Company formed a new wholly-owned subsidiary, THE PASSWORD Internet Publishing Corporation (THE PASSWORD), during the first quarter of fiscal 1998. THE PASSWORD uses the core ECHO (TM) technology developed by InfoMation Publishing Corporation, to provide an Internet service which packages content, commerce and community around highly specific, special interests. The results of operations of THE PASSWORD are included in the Company's investment and development segment.

During the second quarter of fiscal 1998, CMG@Ventures invested a total of $2,800,000 in additional equity rounds of Sage Enterprises, Inc. (Sage Enterprises), Speech Machines and Chemdex. As a result of these investments, the Company's ownership interests in Sage Enterprises, Speech Machines and Chemdex increased to 29%, 29% and just in excess of 20%, respectively. As a result of the Company's ownership interest in Chemdex increasing from 11% to just in excess of 20%, the Company began accounting for its investment in Chemdex on the equity method during the second quarter. CMG@Ventures also provided bridge loan financing totaling $1,071,000 to Parable LLC and Reel.com LLC during the second quarter of fiscal 1998. Also in the second quarter of fiscal 1998, GeoCities raised $25,000,000 in additional equity financing from SOFTBANK Holdings, Inc. As a result of the additional shares issued by GeoCities, CMG@Ventures' ownership interest in GeoCities decreased from 41% to 35%.

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

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

H.   Acquisitions and Investments (Continued)

During April, 1998, the Company acquired Accipiter, Inc. (Accipiter), a company specializing in Internet advertising management solutions, in exchange for 2,527,384 shares of the Company's common stock. The shares issued by the Company in the acquisition of Accipiter are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for periods ranging from six to twenty-four months. The total purchase price for Accipiter was valued at $30,178,000, including costs of acquisition of approximately $198,000. The value of the Company's shares included in the purchase price was recorded net of a 15% market value discount, based on an independent appraisal, to reflect the restrictions on transferability.

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

The acquisition of Accipiter has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. Of the purchase price, $18,023,000 was allocated to goodwill, which will be amortized on a straight line basis over five years and $9,200,000 was allocated to in-process research and development which has been charged to operations during the quarter ended April 30, 1998.

The net purchase price was allocated as follows:
  Working capital, including cash acquired                       $   811,000
  Property, plant and equipment                                      262,000
  Other assets                                                         2,000
  In-process research and development                              9,200,000
  Goodwill                                                        18,023,000
  Developed technology                                             1,600,000
  Other identifiable intangible assets                               280,000
                                                                 -----------
  Purchase price                                                 $30,178,000
                                                                 ===========

I.   Notes Payable

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

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

J.   Earnings Per Share

During the quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 required the Company to change the method formerly used to compute earnings per share and to restate all prior periods presented. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Weighted average common equivalent shares outstanding during the period, using the "treasury stock method", are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Accordingly, since the Company reported a loss from continuing operations for the nine months ended April 30, 1998 and the three and nine month periods ended April 30, 1997, common equivalent shares have not been included in the calculation of diluted earnings per share for these periods.

If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from net income (loss), the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial for the three and nine months ended April 30, 1998 and 1997.

The following table sets forth the reconciliation of the denominators for the earnings per share calculations per SFAS No. 128:

(in thousands)
                                                        Three months ended April 30,         Nine months ended April 30,
                                                        ---------------------------          --------------------------
                                                          1998               1997              1998               1997
                                                          ----               ----              ----               ----
Weighted average number of common shares                42,836               38,488          40,426               37,308
 outstanding - basic
Weighted average number of dilutive common stock
 equivalents outstanding                                 3,508                   --              --                   --
                                                        ------               ------          ------               ------
Weighted average number of common shares
 outstanding -- diluted                                 46,344               38,488          40,426               37,308
                                                        ======               ======          ======               ======


K.   Consolidated Statements of Cash Flows Supplemental Information

                                                                                           Nine months ended April 30,
                                                                                           ---------------------------
                                                                                             1998                 1997
                                                                                             ----                 ----
Cash paid during the period for:
  Interest                                                                                   $2,034               $ 757
                                                                                             ======               =====
  Income taxes                                                                               $  517               $ 799
                                                                                             ======               =====

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


L.   Segment Information

The Company's continuing operations are classified in two primary business segments: (i) investment and development and (ii) fulfillment services. The Company's lists and database services segment is reported as discontinued operations (see Note D). Summarized financial information by business segment for continuing operations is as follows:

                                         Three months ended April 30,    Nine months ended April 30,
                                         ---------------------------     --------------------------
                                             1998            1997            1998            1997
                                             ----            ----            ----            ----
Net revenues:

  Investment and development              $  2,208,000    $ 6,015,000    $ 14,539,000    $ 15,454,000
  Fulfillment services                      15,937,000     10,587,000      41,431,000      24,746,000
                                          ------------    -----------    ------------    ------------
                                          $ 18,145,000    $16,602,000    $ 55,970,000    $ 40,200,000
                                          ============    ===========    ============    ============

Operating income (loss):

  Investment and development              $(25,048,000)   $(9,481,000)   $(53,093,000)   $(34,827,000)
  Fulfillment services                       1,547,000      1,160,000       3,757,000       3,257,000
                                          ------------    -----------    ------------    ------------
                                          $(23,501,000)   $(8,321,000)   $(49,336,000)   $(31,570,000)
                                          ============    ===========    ============    ============

M.   Subsequent Events

In June, 1998, Lycos completed a secondary public offering of 2,250,000 shares of its common stock, consisting of 2,000,000 shares sold by Lycos and 250,000 shares sold by CMGI. Total proceeds to Lycos and CMGI, net of underwriting discounts and commissions, were $95,260,000 and $11,907,500, respectively. In addition to a significant gain on the sale of its Lycos shares in the offering, CMGI expects to record a significant gain on the issuance of stock by Lycos in the offering during its fourth quarter ended July 31, 1998.

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

Restatement Related to In-Process Research and Development Expense

     The accompanying consolidated financial statements have been restated to reflect the impact of adjustments made by Lycos, Inc. (Lycos) to its previously reported in-process research and development charges associated with Lycos' acquisitions of Tripod, Inc. and WiseWire Corporation during CMGI's third quarter of fiscal 1998. The accompanying consolidated financial statements have also been restated to reflect a change in the original accounting for the purchase price allocation related to CMGI's acquisition of Accipiter, Inc. (Accipiter) in the third fiscal quarter of 1998.

     Lycos reduced the amount of its charges for in-process research and development in connection with the above noted acquisitions and, correspondingly, increased the amounts allocated to intangible assets by $71.3 million. During the periods effected, CMGI's ownership in Lycos ranged from approximately 46% to approximately 35%, and CMGI accounted for its investment in Lycos under the equity method of accounting, whereby CMGI's portion of the net operating performance of Lycos was reflected in equity in losses of affiliates. Additionally, during such periods CMGI recorded gains on sales of portions of its Lycos stock holdings, and recorded gains on issuances of stock by Lycos. As a result of the Lycos restatements, CMGI has accordingly restated previously reported equity in losses of Lycos, gains on sales of Lycos stock and gains on issuance of stock by Lycos for CMGI's fiscal quarter ended April 30, 1998. Lycos' reduction of previously recorded in-process research and development charges resulted in higher gains on Lycos stock issuances recorded by the Company, thereby increasing CMGI's book basis in its Lycos investment and resulting in lower gains on sales of Lycos stock and reduced gains on Lycos stock issuances in subsequent quarters. Related higher amortization charges recorded by Lycos in subsequent quarters resulted in higher equity in loss of affiliates amounts recorded by CMGI.

     Upon consummation of the Accipiter acquisition in the third fiscal quarter of 1998, CMGI, in its consolidated financial statements, reported an expense of approximately $18.0 million representing acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. On May 7, 1999, CMGI announced a voluntary restatement of the in-process research and development charge related to the Accipiter acquisition to address valuation methodologies suggested by the SEC in a letter dated September 9, 1998 to the American Institute of Certified Public Accountants SEC Regulations Committee and as clarified through subsequent practice. Upon consideration of this guidance and additional practice that has developed since the SEC letter was first made public, the $18.0 million charge as previously reported has been reduced to $9.2 million and amounts allocated to goodwill and other intangible assets have been increased from $11.5 million to $20.3 million.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

     The effect of the restatement on previously reported consolidated financial statements as of and for the three and nine months ended April 30, 1998 (in thousands, except per share amounts):

Statements of Operations:
                                                               Three Months Ended        Nine Months Ended
                                                                 April 30, 1998           April 30, 1998
                                                                 --------------           --------------
                                                             As Reported   Restated   As Reported   Restated
                                                             -----------   --------   -----------   --------
Cost of revenues                                                $ 17,203   $ 17,230      $ 45,153   $ 45,180
In-process research and development expenses                      18,060      9,250        18,935     10,125
General and administrative expenses                                4,987      5,114        13,514     13,641
Operating loss                                                   (32,157)   (23,501)      (57,992)   (49,336)
Gain on sale of Lycos, Inc. common stock                          26,092     24,850        43,180     41,938
Gain on stock issuance by Lycos, Inc.                              4,082     24,294         3,996     24,208
Equity in losses of affiliates                                    (3,908)    (4,247)       (8,424)    (8,763)
Income (loss) from continuing operations before income
 taxes                                                            (6,093)    21,194       (15,643)    11,644

Income tax expense                                                 5,454     13,125         4,099     11,770
Income (loss) from continuing operations                         (11,547)     8,069       (19,742)      (126)
Net income (loss)                                                (11,694)     7,922       (14,843)     4,773
Basic income (loss) from continuing operations per share           (0.27)      0.19         (0.49)        --
Basic net income (loss) per share                                  (0.27)      0.19         (0.37)      0.12
Diluted income (loss) from continuing operations per
 share                                                             (0.27)      0.17         (0.49)        --

Diluted net income (loss) per share                                (0.27)      0.17         (0.37)      0.12

Balance Sheets:
                                                                 April 30, 1998
                                                                 --------------
                                                             As Reported   Restated
                                                             -----------   --------
Investments in affiliates                                       $ 34,775   $ 59,263
Cost in excess of net assets of subsidiaries acquired,
 net of accumulated amortization                                  26,616     33,430

Other assets                                                       2,519      4,361
Total assets                                                     150,752    183,896
Non-current deferred income tax liabilities                        7,751     15,422
Minority interest                                                  6,984     12,841
Retained earnings (deficit)                                       (3,224)    16,392
Total stockholders' equity                                        69,495     89,111

       NOTE: All "As Reported" and "As Restated" amounts in the above table have been retroactively adjusted to reflect the presentation of the Company's lists and database services segment as discontinued operations and to reflect a two-for-one stock split effected in the form of a stock dividend by the Company on January 11, 1999.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


Deconsolidation of Lycos, Inc, Beginning November, 1997

     During the second fiscal quarter ended January 31, 1998, the Company sold 340,000 shares of Lycos stock on the open market and distributed 216,034 Lycos shares to the profit members of CMG@Ventures I LLC (formerly CMG@Ventures, L.P.). Through the sale and distribution of Lycos shares, the Company's ownership percentage in Lycos was reduced from just in excess of 50% at October 31, 1997, to below 50% beginning in November, 1997. As such, starting in November, 1997, the Company began accounting for its remaining investment in Lycos under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Lycos were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Lycos were consolidated with those of CMGI's other majority-owned subsidiaries in the Company's consolidated balance sheets. The Company's historical quarterly consolidated operating results for the fiscal year ended July 31, 1997 and the fiscal quarter ended October 31, 1997 included Lycos sales and operating losses as follows:

(in thousands)
                                                                                 Fiscal  Quarter ended
                                                                                 ---------------------
                                                     Oct. 31, 1996   Jan. 31, 1997   Apr. 30,1997   Jul. 31, 1997   Oct. 31, 1997
                                                     -------------   -------------   ------------   -------------   -------------
Net revenues                                               $ 3,663         $ 5,004        $ 5,853         $ 7,753          $9,303
                                                           =======         =======        =======         =======          ======
Operating loss                                             $(3,341)        $(2,553)       $(1,753)        $(1,102)         $ (433)
                                                           =======         =======        =======         =======          ======

     The Company's historical consolidated Balance Sheets as of July 31, 1997 and October 31, 1997 included Lycos current assets and liabilities and total assets and liabilities as follows:

                                                                                               Jul. 31, 1997    Oct. 31, 1997
                                                                                               -------------    -------------
Current assets                                                                                      $60,745          $63,935
                                                                                                    =======          =======
Total assets                                                                                        $65,419          $67,694
                                                                                                    =======          =======
Current liabilities                                                                                 $22,615          $25,822
                                                                                                    =======          =======
Total liabilities                                                                                   $27,772          $29,259
                                                                                                    =======          =======

Sale of Engage Data Warehouse Products, Restructuring of Engage Technologies and Discontinued Operations

     From its inception in August, 1995, through July 31, 1997, the Company's wholly-owned subsidiary, Engage Technologies, Inc. (Engage) focused on providing traditional mailing list maintenance and database services (through its ListLab division), and on developing data mining, querying, analysis and targeting software products for use in large database applications. As such, the results of Engage's operations were classified in the Company's list and database services segment. During the first quarter of fiscal 1998, Engage sold certain rights to its Engage.Fusion(TM) and Engage.Discover(TM) data warehouse products to Red Brick Systems, Inc. (Red Brick) for $9.5 million and 238,160 shares of Red Brick common stock. These highly advanced products had been developed to accelerate the design and creation of very large data warehouses and perform high-end data query and analysis. Engage retained the exclusive right to sell Engage.Fusion and Engage.Discover to interactive media markets as part of its Engage Product Suite. Additionally, during the first quarter of fiscal year 1998, Engage transferred its ListLab division to the Company's recently formed subsidiary, CMG Direct Corporation (CMG Direct). With the sale of these rights and transfer of its ListLab division, Engage narrowed its focus to the Internet software solutions market, where it seeks to help companies individually distinguish, understand and interact with anonymous prospects and customers in personalized marketing, sales, and service relationships via the Internet. As a result of this repositioning, beginning in fiscal year 1998, the operating results of Engage are now classified in the Company's investment and development segment.

     On March 11, 1999, the Company announced the signing of a binding agreement to sell its wholly-owned subsidiary, CMG Direct to Marketing Services Group, Inc. At the time, CMG Direct comprised the Company's entire lists and database services segment. As a result, the operations of the Company's lists and database services segment have been reflected as income (loss) from discontinued operations in the accompanying consolidated financial statements. The gain on sale of certain data warehouse product rights by Engage in the first quarter of fiscal 1998 has also been reflected as discontinued operations. These data warehouse products were developed by Engage during fiscal 1996 and 1997, when Engage was included in the

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

Company's lists and database services segment. CMG Direct's net assets, which included accounts receivable, prepaid expenses, net property and equipment, net goodwill, other assets, accounts payable, accrued expenses and other liabilities are reported as net current and non-current assets of discontinued operations at April 30, 1998. Certain prior period amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to reflect the Company's lists and database services segment as discontinued operations.

Three months ended April 30, 1998 compared to three months ended April 30, 1997

     Net revenues for the Company's third fiscal quarter ended April 30, 1998 increased $1,543,000, or 9%, to $18,145,000 from $16,602,000 for the quarter ended April 30, 1997. The net increase reflects an increase of $5,350,000 for the Company's fulfillment services segment, partially offset by a decrease of $3,807,000 in the Company's investment and development segment. The increase in fulfillment services segment revenues primarily reflects the addition of new customers and additional turnkey business from existing customers. The investment and development segment decrease primarily reflects the impact of deconsolidating Lycos, which comprised $5,853,000 of prior year third quarter net revenues, offset by the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997, and the addition of early stage revenues from Engage, NaviSite, Planet Direct and ADSmart. Investment and development segment fiscal 1998 net revenues also include the addition of approximately one month's operating results for Accipiter, which was acquired April 9, 1998. The Company believes that its portfolio of companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities. Therefore, absent the impact of the change in accounting for Lycos, the Company expects to report future revenue growth.

     Cost of revenues increased $7,475,000, or 77%, to $17,230,000 in the third quarter of fiscal 1998 from $9,755,000 for the corresponding period in fiscal 1997, reflecting increases of $4,319,000 and $3,156,000 in the fulfillment services and investment and development segments, respectively. In the fulfillment services segment, cost of revenues increased as a result of revenue increases, and increased as a percentage of net revenues to 77% in the third quarter of fiscal 1998 from 76% in the third quarter of fiscal 1997, due to a shift in mix of services from literature fulfillment towards lower margin turnkey business. The increase in the investment and development segment primarily resulted from the commencement of operations at the Company's NaviSite, Engage, Planet Direct and ADSmart subsidiaries, and the impact of consolidating Vicinity beginning in fourth quarter fiscal 1997, offset by the impact of deconsolidating Lycos. Lycos comprised $1,219,000 of prior year third quarter cost of revenues. The start up of Internet operations at NaviSite, Engage, Planet Direct and ADSmart, with minimal revenues during early stages, is the primary reason cost of revenues as a percentage of revenues in the investment and development segment increased from 29% in the third quarter of fiscal 1997 to 222% in the third quarter of fiscal 1998.

     Research and development expenses decreased $595,000, or 13%, to $3,849,000 in the quarter ended April 30, 1998 from $4,444,000 in the prior year's third quarter, reflecting a decrease of $595,000 in the investment and development segment. Investment and development segment results include a $1,167,000 reduction from deconsolidating Lycos and reduced development costs associated with the progression of Planet Direct from initial development stages towards commercial operations. Partially offsetting such reductions, investment and development segment results include increases associated with the inclusion of Engage, expenditures for the development of NaviSite's NaviNet technology platform, and the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997. In addition, the Company recorded $9,250,000 of in-process research and development expense during the third quarter of fiscal 1998, principally related to its acquisition of Accipiter on April 9, 1998 (See further discussion in "In-Process Research and Development Charge Related to Acquisition of Accipiter, Inc." below). The Company anticipates it will continue to devote substantial resources to product development and that, absent the impact of the Company's change in accounting for Lycos, these costs may substantially increase in future periods.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


     Selling expenses decreased $1,145,000, or 16% to $6,203,000 in the third quarter ended April 30, 1998 from $7,348,000 for the corresponding period in fiscal 1997, primarily reflecting a decrease of $1,379,000 in the investment and development segment. Investment and development segment results include a $4,540,000 reduction from deconsolidating Lycos and reduced marketing expenses at Blaxxun. These decreases were partially offset by increased sales and marketing expenses related to several product launches, continued growth of sales and marketing infrastructures, and the addition of Engage to this segment. Selling expenses decreased as a percentage of net revenues to 34% in the third quarter of fiscal 1998 from 44% for the corresponding period in fiscal 1997, primarily reflecting the impacts of the deconsolidation of Lycos and of increased revenues in the Company's fulfillment services segment. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that, absent the impact of the Company's change in accounting for Lycos, these costs will substantially increase in future periods.

     General and administrative expenses increased $1,738,000, or 51%, to $5,114,000 in the third quarter of fiscal 1998 from $3,376,000 for the corresponding period in fiscal 1997. The investment and development segment experienced a net increase of $1,328,000, reflecting increases due to the building of management infrastructures in several of the Company's Internet investments and the additions of Engage and Accipiter to this segment, offset by a $682,000 reduction from deconsolidating Lycos. General and administrative expenses in the fulfillment services segment increased by $410,000 in comparison with last year's third quarter, reflecting the addition of management and infrastructure in support of growth in the segment. General and administrative expenses increased as a percentage of net sales to 28% in the third quarter of fiscal 1998 from 20% in the third quarter of fiscal 1997. Absent the impact of the Company's change in accounting for its investment in Lycos, the Company anticipates that its general and administrative expenses will continue to increase significantly as the Company's subsidiaries, particularly in the investment and development segment, continue to grow and expand their administrative staffs and infrastructures.

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

     Income tax expense in the third quarter of fiscal 1998 was $13,125,000. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for the third quarter of fiscal 1998, in-process research and development, gain on sale of Lycos, Inc. common stock and gain on stock issuance by Lycos, Inc. were excluded. The Company's effective tax rate differs materially from the federal statutory rate primarily due to valuation allowances provided on certain deferred tax assets, the provision for state income taxes, and non-deductible goodwill amortization and in-process research and development charges.

     Loss from discontinued operations of lists and database services segment, net of income taxes, decreased $1,880,000 to ($147,000) in the third quarter of fiscal 1998 from ($2,027,000) in the third quarter of fiscal 1997 as a result of the transfer of Engage to the Company's investment and development segment.

Nine months ended April 30, 1998 compared to nine months ended April 30, 1997

     Net revenues increased $15,770,000, or 39%, to $55,970,000 for the nine months ended April 30, 1998 from $40,200,000 for the corresponding period in fiscal 1997. The net increase reflects an increase of $16,685,000 in the Company's fulfillment services segment, partially offset by a decrease of $915,000 for the Company's investment and development segment. The increase in fulfillment services segment revenues reflects the acquisition of Pacific Link on October 24, 1996 and the subsequent addition of new customers and new turnkey business from existing customers. The investment and development segment results include $5,197,000 less consolidated revenues from the three months Lycos was consolidated in fiscal 1998 compared with the nine months for which Lycos revenues were included in prior year. Largely offsetting such decreases was the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997, and commencement of operations at the Company's NaviSite, Engage, Planet Direct and ADSmart subsidiaries. The Company believes that its portfolio of companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities. Therefore, absent the impact of the change in accounting for Lycos, the Company expects to report future revenue growth.

     Cost of revenues increased $22,277,000, or 97%, to $45,180,000 for the nine months ended April 30, 1998 from $22,903,000 for the corresponding period in fiscal 1997, reflecting increases of $14,070,000 and $8,207,000 in the fulfillment services and investment and development segments, respectively. In the fulfillment services segment, cost of revenues increased as a result of revenue increases, and increased as a percentage of net revenues to 77% in the first nine months of fiscal 1998 from 72% in the corresponding period in fiscal 1997, due to a shift in mix of services from literature fulfillment towards lower margin turnkey business. The increase in the investment and development segment primarily resulted from the commencement of operations at the Company's NaviSite, Engage, Planet Direct and ADSmart subsidiaries, and the impact of consolidating Vicinity beginning in fourth quarter fiscal 1997, partially offset by $1,258,000 lower cost of sales resulting from deconsolidating Lycos beginning in the second quarter of fiscal year 1998. The start up of Internet operations at NaviSite, Engage, Planet Direct and ADSmart, with minimal revenues during early stages, is the primary reason cost of revenues as a percentage of revenues in the investment and development segment increased from 33% in the first nine months of fiscal 1997 to 91% in the first nine months of fiscal 1998.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

     Research and development expenses increased $1,248,000, or 9%, to $14,409,000 in the nine months ended April 30, 1998 from $13,161,000 for the corresponding fiscal 1997 period, primarily reflecting an increase of $1,280,000 in the Company's investment and development segment. Investment and development segment results include increases associated with the inclusion of Engage, expenditures for the development of NaviSite's NaviNet technology platform, the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997, and increased development costs for InfoMation and The Password. Partially offsetting such increases, investment and development segment results include a $1,675,000 reduction from deconsolidating Lycos, reduced development costs associated with the progression of Planet Direct, ADSmart and Blaxxun from initial development stages towards commercial operations, and reductions associated with NetCarta Corporation, whose results were included during the first half of fiscal year 1997, but have been excluded since the sale of NetCarta to Microsoft in January, 1997. In addition, the Company recorded $10,125,000 of in-process research and development expense during the first nine months of fiscal 1998 related to the Company's acquisition of Accipiter (See further discussion in "In-Process Research and Development Charge Related to Acquisition of Accipiter, Inc." below) and investments in Speech Machines, Chemdex and Sage Enterprises compared to $1,312,000 in the first nine months of fiscal 1997 related to investments in Parable and Silknet. The Company anticipates it will continue to devote substantial resources to product development and that, absent the impact of the Company's change in accounting for Lycos, these costs may substantially increase in future periods.

     Selling expenses decreased $1,947,000, or 8% to $21,951,000 for the nine months ended April 30, 1998 from $23,898,000 for the corresponding period in fiscal 1997. The net decrease reflects a decrease of $2,676,000 in the Company's investment and development segment, partially offset by an increase of $729,000 for the Company's fulfillment services segment. Investment and development segment results include a $8,433,000 reduction from deconsolidating Lycos, reduced marketing expenses at Blaxxun, and reductions associated with NetCarta Corporation, FreeMark, and GeoCities, whose results were included during part of fiscal year 1997, but have not been included in fiscal 1998. These decreases were partially offset by increased sales and marketing expenses related to several product launches, continued growth of sales and marketing infrastructures, the addition of Engage to this segment, and the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997. The fulfillment services segment increase primarily reflects the acquisition of Pacific Link on October 24, 1996. Selling expenses decreased as a percentage of net revenues to 39% in the first nine months of fiscal 1998 from 59% for the corresponding period in fiscal 1997, primarily reflecting the impacts of the deconsolidation of Lycos and of increased revenues in the Company's fulfillment services segment. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that, absent the impact of the Company's change in accounting for Lycos, these costs will substantially increase in future periods.

     General and administrative expenses increased $3,145,000, or 30% to $13,641,000 for nine months ended April 30, 1998 from $10,496,000 for the corresponding period in fiscal 1997. The net increase reflects increases of $1,727,000 and $1,418,000 in the Company's investment and development, and fulfillment services segments, respectively. Investment and development segment results include increases due to the building of management infrastructures in several of the Company's Internet investments, the addition of Engage and Accipiter to this segment, and the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997. Such increases were partially offset by a $1,056,000 reduction from deconsolidating Lycos, cost reductions at Blaxxun, and reductions associated with NetCarta Corporation, FreeMark, and GeoCities, whose results were included during part of fiscal year 1997, but have not been included in fiscal 1998. The fulfillment services segment increase reflects the acquisition of Pacific Link on October 24, 1996 and the addition of management and infrastructure in support of growth in the segment. General and administrative expenses decreased as a percentage of net revenues to 24% in the first nine months of fiscal 1998 from 26% for the corresponding period in fiscal 1997, primarily reflecting the impact of increased revenues in the Company's fulfillment services segment. Absent the impact of the Company's change in accounting for Lycos, the Company anticipates that its general and administrative expenses will continue to increase significantly as the Company's subsidiaries, particularly in the investment and development segment, continue to grow and expand their administrative staffs and infrastructures.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

     Gain on sale of Lycos, Inc. common stock reflects the Company's net gain realized on the sale of 1,004,900 shares of Lycos stock. Gain on sale of Premiere Technologies, Inc. common stock reflects the Company's net gain realized on the sale of 224,795 shares of Premiere Technologies, Inc. stock. Gain on stock issuance by Lycos, Inc. resulted primarily from the issuance of stock by Lycos for the acquisitions of Tripod and Wise Wire. Gain on sale of NetCarta Corporation in fiscal year 1997 reflects the Company's pre-tax gain on sale of CMG @Ventures' NetCarta subsidiary on January 31, 1997. Gain on sale of investment in TeleT Communications in fiscal 1997 resulted when the Company sold its equity interest in TeleT to Premiere in exchange for $550,000 and 320,833 shares of Premiere stock in September 1996. Interest income decreased $770,000 compared with the first nine months of fiscal 1997, reflecting a $1,063,000 decrease from the deconsolidation of Lycos, partially offset by increased income associated with higher average corporate cash equivalent balances compared with prior year. Interest expense increased $1,291,000 compared with the first nine months of fiscal 1997, primarily due to borrowings incurred to finance the Company's acquisition of Pacific Link on October 24, 1996, and the impact of higher average corporate borrowings related to the Company's $10 million collateralized corporate note payable which was issued in January, 1997 and increased to $20 million in January, 1998.

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

     Income tax expense in the first nine months of fiscal 1998 was $11,770,000. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for the first nine months of fiscal 1998, in-process research and development, gain on sale of Lycos, Inc. common stock, gain on stock issuance by Lycos, Inc., and gain on sale of Premiere Technologies, Inc. common stock were excluded. The Company's effective tax rate differs materially from the federal statutory rate primarily due to valuation allowances provided on certain deferred tax assets, the provision for state income taxes, and non-deductible goodwill amortization and in-process research and development charges.

     Loss from discontinued operations of lists and database services segment, net of income taxes, decreased $4,314,000 to ($79,000) in the nine months ended April 30, 1998 from ($4,393,000) in the nine months ended April 30, 1997 as a result of the transfer of Engage to the Company's investment and development segment. Gain on sale of data warehouse product rights occurred when the Company's subsidiary, Engage, sold certain rights to its Engage.Fusion(TM) and Engage.Discover(TM) data warehouse products to Red Brick for $9.5 million and 238,160 shares of Red Brick common stock.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

In-Process Research and Development Expense Related to Acquisition of Accipiter, Inc.

     CMGI acquired Accipiter on April 8, 1998 for total purchase consideration of $30.2 million. The portion of the purchase price allocated to in-process research and development was $9.2 million, or approximately 31% of the total purchase price. In August, 1998, Accipiter was merged with Engage, a subsidiary of the Company. At the acquisition date, Accipiter's major in-process project was the development of AdManager version 4.0, which was intended to provide the ad serving functionality that customers were requiring as the use of the Internet rapidly increased and customer Web sites became more complex. In general, previous AdManager releases did not provide for the fault tolerance, redundancy and scalability that customers began to seek after AdManager versions
1.0 and 2.0 were released. Accordingly, customers' long-term product needs required Accipiter to substantially redesign the AdManager architecture (later released as version 4.0) to develop new technologies in the areas of: (1) fault tolerance and scalability, (2) an object-oriented user interface, (3) application programming interfaces and (4) a new report engine.

     At the date of the acquisition, management estimated that completion of the AdManager version 4.0 technology would be accomplished by June 1998. The initial development effort had commenced in late 1997. At the acquisition date, the new AdManager technology had not reached a completed prototype stage and beta testing had not yet commenced. At the time of the Accipiter purchase, the AdManager version 4.0 project was approximately 71% complete.

     The value of in-process research and development was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including developed technology, assembled workforce, working capital and fixed assets. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for in-process research and development was 24.5%, a slight premium over the estimated weighted-average cost of capital of 24%, and the discount rate used for developed technology was 21%.

     The resulting net cash flows to which the discount rate was applied are based on management's estimates of revenues, cost of revenues, research and development costs, selling and marketing costs, general and administrative costs, and income taxes from such acquired technology. These estimates are based on the assumptions set forth below.

     Accipiter recorded revenue in 1997 of less than $1 million. Because of the absence of meaningful historical revenue of Accipiter, management projected revenue for the initial year of the forecast period based on its assessment of future market potential and the ability of Accipiter to successfully launch its new product offering. After the initial year of the forecast period, revenue was predicted to grow at rates comparable to the growth of Internet users and online activity and the impact such growth would have on Internet advertising. These projections are based on management's estimates of the significant growth in the number of companies engaged in e-commerce (which is supported by independent market data), the need for e-commerce companies to serve ads over the Internet, expected trends in technology (such as increased speed of the Internet, reduced hardware costs and the resulting increase in new Internet users to whom ads will be served) and the nature and expected timing of new product introductions by Engage and its competitors. These estimates also include growth related to the use of certain Accipiter technologies in conjunction with Engage's products, the marketing and distribution of the resulting products through Engage's sales force and the benefits of Engage's incremental financial support and stability.

     Engage's estimated cost of sales as a percentage of revenue is expected to be slightly lower than Accipiter's (classified as support and royalties by Accipiter) on a stand-alone basis (16% in 1997), as certain fixed costs included in cost of sales are spread over a larger revenue base and provide for the realization of efficiencies due to economies of scale through combined operations. Due to these savings, the estimated cost of sales as a percentage of revenue is expected to decrease by 1% each year from Accipiter's historical percentage, to a low of 11% in the fifth forecast year.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

     Engage's selling, general and administrative costs are expected to be higher than Accipiter's on an absolute basis, but lower as a percentage of revenue. Due to the small revenue base in 1997 and the impact of significant costs associated with building a corporate infrastructure and building a workforce for future operations, Accipiter's selling, general and administrative costs in 1997, as a percent of revenue, are not representative of the expected costs for the combined operations of Engage and Accipiter. Efficiencies due to economies of scale through combined operations, such as consolidated marketing and advertising programs, are expected to be realized immediately.

Liquidity and Capital Resources

     Working capital at April 30, 1998 decreased to $21.8 million compared to $38.6 million at July 31, 1997, predominately as a result of deconsolidating Lycos. The Company's July 31, 1997 and October 31, 1997 consolidated working capital included Lycos working capital of $38.1 million at each date. The Company's principal sources of capital during the first nine months of fiscal 1998 were $46,344,000 received from the sale of 1,004,900 shares of Lycos stock, $10,937,000 received from the sale of 2,012,008 CMGI common shares to Intel Corporation, $10 million received from the sale of 1,250,000 CMGI common shares to Sumitomo Corporation, $9,543,000 from the sale of Engage's data warehouse product rights, and $7,555,000 received from the sale of 224,795 shares of Premiere stock. The Company's principal use of capital during the first nine months of fiscal 1998 were $40,200,000 for funding of operations, primarily those of start-up activities in the Company's investment and development segment. Additionally, $13,913,000 was used for investments in affiliates and acquisitions of subsidiary, including Chemdex, Speech Machines, GeoCities, Parable, Reel.com, Sage Enterprises, KOZ, Select Technologies, Critical Path and Accipiter. During the first nine months of fiscal 1998, $4,217,000 was also expended for purchases of property and equipment, and $2,377,000 was expended for net repayments of long-term debt. Additionally, at April 30, 1998, the Company had approximately $66 million of remaining future noncancelable minimum payments under operating leases for its facilities and certain other equipment.

     During April, 1998, the Company completed the acquisition of Accipiter in exchange for 2,527,384 shares of the Company's common stock. The shares issued by the Company are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for periods ranging from six to twenty-four months. The purchase price was valued at approximately $30.2 million, including acquisition costs, of which approximately $18.0 million was allocated to goodwill, which will be amortized on a straight-line basis over five years. $9.2 million of the purchase price was allocated to in-process research and development which was charged to operations in the quarter ended April 30, 1998. The Company anticipates that Accipiter technology products will be integrated with other preexisting and newly developed CMGI products (principally the solutions developed by Engage Technologies), creating a single source approach focused on developing high value Web advertising and marketing solutions.

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

                          CMGI, INC. AND SUBSIDIARIES

                          PART II:  OTHER INFORMATION

Item 2.   Changes in Securities
          ---------------------

          On December 19, 1997, the Company sold 2,012,008 shares of its common stock to Intel Corporation. The shares were priced at $5.4359375 with proceeds to the Company totaling $10,937,150. The shares purchased by Intel Corporation are not registered under the Securities Act of 1933, as amended.

          On February 27, 1998, the Company sold 1,250,000 shares of its common stock to Sumitomo Corporation. The shares were priced at $8.00 per share, with proceeds to CMGI totaling $10,000,000. The shares purchased by Sumitomo Corporation are not registered under the Securities Act of 1933, as amended, and carry a one year restriction on transfer or sale.

          On April 9, 1998, the Company issued 2,527,384 shares of its common stock to shareholders of Accipiter, Inc. in consideration for the acquisition of all of the issued and outstanding shares of capital stock of Accipiter, Inc. The shares issued by the Company are not registered under the Securities Act of 1933, as amended and carry restrictions on transfer or sale for periods ranging from six to twenty-four months.

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

ITEM 6.   Exhibits and Reports on Form 8-k
          ---------------------------------

               (a)  Exhibits

                    The following exhibits are filed herewith or incorporated by reference pursuant to Rule 12b-32 promulgated under the Securities Exchange Act of 1934, as amended:

 EXHIBIT NO.                                Title                                         Method of Filing
------------                                -----                                         ----------------
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


 10.1               CMG @Ventures I, LLC Limited Liability Company Agreement,  Previously filed.
                    dated December 18, 1997.

 10.2               Lease, dated January 6, 1998, between the 425 Medford      Previously filed.
                    Nominee Trust and SalesLink Corporation for premises at
                    425 Medford Street, Boston, Massachusetts.

                          CMGI, INC. AND SUBSIDIARIES

                          PART II:  OTHER INFORMATION
                                  (Continued)

ITEM 6.   Exhibits and Reports on Form 8-k (Continued)
          ---------------------------------------------

               (b)  Exhibits (continued)

 EXHIBIT NO.                                 Title                              Method of Filing
 ----------                                  -----                              ----------------
 10.3            CMG Information Services, Inc. Guaranty of SalesLink          Previously filed.
                 Corporation Lease for 425 Medford Street, Boston,
                 Massachusetts.

 10.4            Supplement No. 2 to the Registrant's Lease for 100            Previously filed.
                 Brickstone Square, Andover, Massachusetts.

 10.5            Supplement No. 3 to the Registrant's Lease for 100            Previously filed.
                 Brickstone Square, Andover, Massachusetts.

 27.1            Restated Financial Data Schedule for the nine months ended    Filed herewith.
                 April 30, 1998


               (b)  Reports on Form 8-K.

               On March 19, 1998, the Company filed a report on Form 8-K dated February 27, 1998 in conjunction with the sale by the Company of 1,250,000 shares of its common stock to Sumitomo Corporation.

               On April 23, 1998, the Company filed a report on Form 8-K dated April 8, 1998 in conjunction with the acquisition of all the issued and outstanding shares of capital stock of Accipiter, Inc. in exchange for approximately 2,528,000 shares of the Company's common stock.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CMGI, Inc.

                                        By: /s/ Andrew J. Hajducky III
                                            --------------------------
Date:  May 26, 1999                         Andrew J. Hajducky III, CPA
                                            Chief Financial Officer