Form 10-K/A
period 1998-07-31
CMGI INC
filed 1999-05-26
CIK 914712

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------

                                  FORM 10-K/A
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Fiscal Year Ended July 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period From                  to
                                ----------------     ----------------

                            Commission File 0-22846

                                  CMGI, Inc.
            (Exact name of registrant as specified in its charter)

              Delaware                                  04-2921333

    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)
        100 Brickstone Square                             01810
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

                              Yes  X            No
                                  ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was $774,291,912 as of October 20, 1998. The Registrant does not have any outstanding non-voting equity.

On October 20, 1998, the Registrant had outstanding 46,114,892 shares of voting Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS
                           FORM 10-K/A ANNUAL REPORT
                        FISCAL YEAR ENDED JULY 31, 1998
                                  CMGI, INC.


                                                PART I

                                                 Item                                               Page
                                                 ----                                               ----
1.   Business.....................................................................................     2
2.   Properties...................................................................................    14
3.   Legal Proceedings............................................................................    15
4.   Submission of Matters to Vote of Security Holders............................................    15

                                               PART II

5.   Market for Registrant's Common Equity and Related Stockholders Matters.......................    15
6.   Selected Consolidated Financial Data.........................................................    16
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations........    17
7A.  Quantitative and Qualitative Disclosures About Market Risk...................................    31
8.   Financial Statements and Supplementary Data..................................................    31
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........    58

                                              PART III

10.  Directors and Executive Officers of the Registrant...........................................    58
11.  Executive Compensation.......................................................................    58
12.  Security Ownership of Certain Beneficial Owners and Management...............................    58
13.  Certain Relationships and Related Transactions...............................................    58

                                              PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................    58

This Annual Report on Form 10-K/A ("Report") amends and supersedes, to the extent set forth herein, the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1998 previously filed on October 29, 1998. As more particularly set forth below, the following financial and related information has been updated in connection with the filing of the restated financial statements included herein. Additionally, all share amounts of the Registrant's common stock contained in this Report have been retroactively adjusted to reflect a 2-for-1 stock split effected by the Registrant in the form of a stock dividend on January 11, 1999.

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

ITEM 1. - BUSINESS

General

     CMGI, Inc. ("CMGI" or "the Company", formerly CMG Information Services, Inc.), a Delaware corporation, develops and operates Internet and direct marketing companies as well as venture funds focused on the Internet.

     CMGI's Internet strategy includes the internal development and operation of majority-owned subsidiaries within the "CMGI Internet Group" as well as the investment in other Internet companies, either directly by CMGI, or through
venture capital fund arrangements.   The Company's strategy also envisions and
promotes opportunities for synergistic business relationships among the Internet companies within its portfolio. At July 31, 1998, the CMGI Internet Group included majority-owned subsidiaries ADSmart Corporation (ADSmart), Engage Technologies, Inc. (Engage), Accipiter, Inc. (Accipiter), InfoMation Publishing Corporation (InfoMation), NaviSite Internet Services Corporation (NaviSite), Planet Direct Corporation (Planet Direct) and Password Internet Publishing Corporation (The Password). At July 31, 1998, CMGI also directly held minority investments in Magnitude Network, LLC (Magnitude Network) and Open Market, Inc. ADSmart develops and markets online ad sales and ad serving solutions; Engage develops and markets precision online marketing solutions; Accipiter specializes in Internet advertising management solutions; InfoMation develops and markets a Web-based solution for corporate knowledge management; The Password provides tools for the creation of a personalized "mini-Web;" and Planet Direct is a personalized Web service with over 400 Internet Service Provider (ISP) partners which tailors members' online experience to their interests and local community. Subsequent to July 31, 1998, the Company announced that InfoMation would become a division of Planet Direct and that NaviSite would be split into two separate companies - NaviSite will continue to provide high-end server management and applications solutions, providing high-availability Internet outsourcing, and NaviNet will provide low cost, high-availability dial-up network connection through competitive local exchange carriers (CLECs).

     The Company's first Internet venture fund, its limited liability company subsidiary, CMG@Ventures I, LLC (CMG@Ventures I, formerly CMG@Ventures L.P.), was formed in February, 1996. CMGI completed its $35 million commitment to this fund during fiscal year 1997. The Company owns 100% of the capital and is entitled to 77.5% of the net capital gains of CMG@Ventures I. At July 31, 1998, CMG@Ventures I held equity investments in five companies, including Blaxxun Interactive, Inc. (Blaxxun, 81% legal ownership), GeoCities (32%), Lycos, Inc. (Lycos, 25%), Parable LLC (Parable, 31%), and Vicinity Corporation (Vicinity, 50%). Lycos and GeoCities shares are publicly traded on the NASDAQ system under the symbols LCOS and GCTY, respectively. The Company's second Internet venture fund, its limited liability company subsidiary, CMG@Ventures II, LLC (CMG@Ventures II), was formed during fiscal year 1997. The Company owns 100% of the capital and is entitled to 80% of the net capital gains of CMG@Ventures II. At July 31, 1998, CMG@Ventures II held equity investments in fourteen companies, including Chemdex Corporation (Chemdex 16%), Critical Path (7%), GeoCities (2%), KOZ, Inc. (KOZ, 14%), Mother Nature's General Store, Inc. (Mother Nature, 24%), Parable (11%), Reel.com, Inc. (Reel.com, 36%), Sage Enterprises, Inc. (Sage Enterprises, 29%), Silknet Software, Inc. (Silknet, 24%), Softway Systems, Inc. (Softway Systems, 9%), Speech Machines plc (Speech Machines, 29%), TicketsLive Corporation (TicketsLive, 14%), Universal Learning Technology (12%), and Visto Corporation (Visto, 6%). CMG@Ventures II's holdings in Sage Enterprises and Reel.com were converted into shares of Amazon.com, Inc. and Hollywood Entertainment Corporation, respectively, pursuant to mergers of the respective companies subsequent to July 31, 1998.

  CMGI recently formed its third venture capital fund, CMG@Ventures III, LLC (CMG@Ventures III), and has begun raising capital from outside investors for a corresponding outside investment fund, @Ventures III, L.P. The Company owns 100% of the capital and is entitled to 80% of the net capital gains of CMG@Ventures III, and will be entitled to 2% of the net capital gains of @Ventures III, L.P. These two funds will co-invest in all investment candidates based on a predetermined ratio. CMGI has committed to funding CMG@Ventures III up to the greater of $30 million or 19.9% of amounts committed to @Ventures III, L.P.

     The Company provides fulfillment services through three wholly-owned subsidiaries, SalesLink Corporation (SalesLink, acquired in 1989), InSolutions Incorporated, (InSolutions, acquired June, 1998), and On-Demand Solutions, Inc. (acquired July, 1998). SalesLink's services are also provided through its subsidiary, Pacific Direct Marketing Corporation (Pacific Link), which was acquired in October, 1996. The Company's fulfillment services offerings include product and literature fulfillment, turnkey outsourcing, telemarketing, and sales/lead inquiry management. Traditional mailing list services are provided by the Company's subsidiary, CMG Direct Corporation (CMG Direct). Recently, CMG Direct has embarked on a strategy to also provide solutions for integrating traditional direct marketing with Internet marketing. On March 11, 1999, the Company announced the signing of a binding agreement to sell CMG Direct to Marketing Services Group, Inc. (MSGI).

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


Restatement Related to In-Process Research and Development Expense

     The accompanying consolidated financial statements have been restated to reflect the impact of adjustments made by Lycos, Inc. (Lycos) to its previously reported in-process research and development charges associated with Lycos' acquisitions of Tripod, Inc., WiseWire Corporation and GuestWorld, Inc. during CMGI's third and fourth quarters of fiscal 1998. The accompanying consolidated financial statements have also been restated to reflect a change in the original accounting for the purchase price allocation related to CMGI's acquisition of Accipiter, Inc. (Accipiter) in the third fiscal quarter of 1998.

     Lycos reduced the amount of its charges for in-process research and development in connection with the above noted acquisitions and, correspondingly, increased the amounts allocated to intangible assets by $74.0 million. During the periods effected, CMGI's ownership in Lycos ranged from approximately 46% to approximately 22%, and CMGI accounted for its investment in Lycos under the equity method of accounting, whereby CMGI's portion of the net operating performance of Lycos was reflected in equity in losses of affiliates. Additionally, during such periods CMGI recorded gains on sales of portions of its Lycos stock holdings, and recorded gains on issuances of stock by Lycos. As a result of the Lycos restatements, CMGI has accordingly restated previously reported equity in losses of Lycos, gains on sales of Lycos stock and gains on issuance of stock by Lycos for CMGI's fiscal quarters ended April 30, 1998 and July 31, 1998. Lycos' reduction of previously recorded in-process research and development charges resulted in higher gains on Lycos stock issuances recorded by the Company, thereby increasing CMGI's book basis in its Lycos investment and resulting in lower gains on sales of Lycos stock and reduced gains on Lycos stock issuances in subsequent quarters. Related higher amortization charges recorded by Lycos in subsequent quarters resulted in higher equity in loss of affiliates amounts recorded by CMGI.

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

     The effect of this restatement on previously reported consolidated financial statements as of and for the year ended July 31, 1998 is as follows (in thousands, except per share amounts):

Statements of Operations:
                                                                                  Year Ended
                                                                                July 31, 1998
                                                                                -------------
                                                                        As Reported         Restated
                                                                        -----------         --------
Cost of revenues                                                             $ 72,843          $ 72,950
In-process research and development                                            19,135            10,325
General and administrative expenses                                            20,287            20,795
Operating loss                                                                (78,454)          (70,259)
Gain on sale of Lycos, Inc. common stock                                       97,158            92,388
Gain on stock issuance by Lycos, Inc.                                          28,301            46,285
Equity in losses of affiliates                                                (11,821)          (12,871)
Income from continuing operations before income taxes                          38,460            58,819
Income tax expense                                                             26,547            31,555
Income from continuing operations                                              11,913            27,264
Net income                                                                     16,553            31,904
Basic income from continuing operations per share                                0.29              0.65
Basic net income per share                                                       0.40              0.76
Diluted income from continuing operations per share                              0.27              0.61
Diluted net income per share                                                     0.37              0.71

Balance Sheets:
                                                                                July 31, 1998
                                                                                -------------
                                                                        As Reported         Restated
                                                                        -----------         --------
Investments in affiliates                                                    $ 66,187          $ 82,616
Cost in excess of net assets of subsidiaries acquired,
 net of accumulated amortization                                               49,301            55,770
Other assets                                                                    2,238             3,964
Total assets                                                                  235,194           259,818
Non-current deferred income tax liabilities                                    10,528            15,536
Minority interest                                                              11,045            15,310
Retained earnings                                                              28,173            43,524
Total stockholders' equity                                                    117,785           133,136

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

   In September, 1998 the Company announced that NaviSite's NaviNet division would be spun-off as a separate wholly-owned subsidiary of CMGI.

     NaviSite has data centers in Andover, MA and Scotts Valley, CA and currently plans to expand its Andover data center in the near future. NaviSite currently generates revenues primarily from monthly per-server management fees, installation fees and bandwidth usage charges. In addition to other customers, NaviSite manages the Internet servers for many of CMGI's Internet and interactive media affiliates, including Planet Direct, Engage, Mother Nature and Parable.

Engage Technologies, Inc. and Accipiter, Inc.

     In fiscal 1998, CMGI purchased Accipiter, Inc., a developer of online management solutions. In August, 1998, Engage Technologies, Inc. and Accipiter, Inc. (together, Engage/Accipiter) were combined, providing customers with integrated advertising management and profiling solutions. Also, in fiscal 1998, Engage transferred its ListLab division to CMG Direct and additionally, sold certain rights to its Engage.Fusion(TM) and Engage.Discover(TM) data warehouse products to Red Brick Systems, Inc. (Red Brick). These products had been developed to accelerate the design and creation of very large data
warehouses and perform high-end data query and analysis.   Certain rights were
retained by the company to sell these products to interactive media markets as components of its Engage/Accipiter product line. With the sale of the certain data warehouse product rights and transfer of the ListLab division, Engage/Accipiter narrowed its focus to the Internet software solutions market.

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

     The Password uses the core Echo technology developed by CMGI subsidiary, InfoMation, and is complimentary to a traditional advertising strategy - namely the desire of advertisers to speak directly to special interest groups which they already know to be appropriate to their products. The Password offers a wide range of advertising, sponsorship and co-marketing opportunities for advertisers to enrich their relationship with consumers and affinity groups.

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

InSolutions, Inc.

     InSolutions was acquired by CMGI in fiscal 1998 as an addition to its fulfillment services product line. InSolutions is an integrated software manufacturer providing comprehensive turnkey solutions for clients in the high technology industry. InSolutions' services include:

 .  CD-ROM, DVD and diskette replication
 .  Product packaging and assembly
 .  Fulfillment
 .  Print management
 .  Electronic order processing and software distribution
 .  Inventory management
 . Online operations including remote access to inventory, work-in-progress, order status and package tracking.


On-Demand Solutions, Inc.

     On-Demand Solutions was also acquired by CMGI in fiscal 1998 as an addition to its fulfillment services product line. On-Demand Solutions provides online operations logistics solutions, offering outsourced program management that support all aspects of the "Web to Warehouse to Customer" process, and markets
support programs for the high-tech, scholastic and sports industries.   On-
Demand Solutions online operations provide service and support in the following e-business value chain areas:

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


List and Database Services
--------------------------

     NOTE: On March 11, 1999, the Company announced the signing of a binding agreement to sell its wholly-owned subsidiary, CMG Direct Corporation (CMG Direct) to Marketing Services Group, Inc. (MSGI). At the time, CMG Direct comprised the Company's entire lists and database services segment. As a result, the operations of the Company's lists and database services segment have been reflected as income (loss) from discontinued operations in the accompanying consolidated financial statements.

CMG Direct

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


Business Strategy

     Each CMGI business unit's mission is to become the predominant services provider within its respective market niche. The critical success factors are: understanding, developing and applying information technology to the Internet, interactive media markets, and data access and software tools; narrowing market focus while consummating strategic alliances to complement product and service offerings; investing in strategic Internet or interactive media investments or acquisitions and, most importantly, a continued understanding of customers' needs.

     With respect to the businesses of CMGI, the Company will seek to expand its participation in the direct marketing products and services, Internet, interactive media industries, and increase market share. Key elements of this strategy include:

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

  Actively seek growth in the Company's fulfillment services segment. CMGI intends to continue to pursue the strategy of growing its fulfillment services segment through gaining market share in its existing markets, through acquisition, and through developing new IT based products and services for its client base. During fiscal 1998, CMGI built on its national fulfillment and turnkey businesses with the acquisitions of InSolutions, a turnkey provider with diskette and CD ROM manufacturing capabilities; and On-Demand Solutions, a provider of fulfillment, turnkey and Web-based catalogue and sports e-commerce services. These two new companies are being integrated with SalesLink's national turnkey and fulfillment operations, while creating an e-commerce fulfillment component that will seek to broaden the Company's market potential in the fast-growing Internet fulfillment industry.

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

     NOTE: On March 11, 1999, the Company announced the signing of a binding agreement to sell its wholly-owned subsidiary, CMG Direct to Marketing Services Group, Inc. (MSGI).

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

     NOTE: On March 11, 1999, the Company announced the signing of a binding agreement to sell its wholly-owned subsidiary, CMG Direct to Marketing Services Group, Inc. (MSGI).

Competition

  CMGI's Internet investments compete in the electronic technology and Internet service arenas which are comprised of numerous small and large companies providing different new technologies, all with varying applications. The market for Internet products and services is highly competitive. In addition, the Company expects the market for Internet advertising, to the extent it further develops, to be intensely competitive. Although the Company believes that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. The Company believes the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features and quality of support. CMG's products and services are being developed predominantly for direct marketing applications, on the Internet or through interactive media. Competitors would include a wide variety of companies and organizations, including Internet software, content, service and technology companies, telecommunication companies, cable companies and equipment/technology suppliers. In the future, the Company may encounter competition from providers of Web browser software and other Internet products and services that incorporate competing features into their offerings. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company.

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

  CMGI's fulfillment services segment companies have several prominent competitors for the mutual fund literature fulfillment and turnkey manufacturing components of its businesses, and also compete with the internal fulfillment and manufacturing operations of manufacturing and mutual fund companies themselves. The companies in this segment also compete on the basis of pricing, geographic proximity to their clients and the speed and accuracy with which orders are processed. There are also many businesses that compete with SalesLink's, InSolutions' and On-Demand Solutions' other services.

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

     NOTE: On March 11, 1999, the Company announced the signing of a binding agreement to sell its wholly-owned subsidiary, CMG Direct to Marketing Services Group, Inc. (MSGI).


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

  During fiscal years 1998, 1997 and 1996, the Company expended $19,223,000, $17,767,000 and $5,412,000, respectively, or 23.5%, 29.6% and 30.5%, respectively, of net revenues, on research and development. In addition, during fiscal years 1998, 1997 and 1996, the Company recognized $10,325,000, $1,312,000 and $2,691,000, respectively, of in-process research and development expenses in connection with acquisitions of subsidiaries and investments in affiliates. See further discussion of in-process research and development expenses in Item 7 below.

Intellectual Property and Proprietary Rights

  The Company regards its software technologies, databases and database management software as proprietary. CMGI's lists are sold under terms and conditions which permit the Company's clients to use the list for a single mailing only and prohibit the further use or resale of the lists or the names included therein. The Company depends on trade secrets for protection of its software. It has entered into confidentiality agreements with its management and key employees with respect to this software, and limits access to, and distribution of this, and other proprietary information.

     NOTE: On March 11, 1999, the Company announced the signing of a binding agreement to sell its wholly-owned subsidiary, CMG Direct to Marketing Services Group, Inc. (MSGI).

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

     (d) On June 16, 1998, the Company issued 370,662 shares of its common stock to shareholders of InSolutions in consideration for the acquisition of all of the issued and outstanding shares of capital stock of InSolutions. The shares issued by the Company are not registered under the Securities Act of 1933, as amended, and carry restrictions on transfer or sale for a period of one year.

          On June 16, 1998, the Company issued 250,142 shares of its common stock to shareholders of On-Demand Solutions in consideration for the acquisition of all of the issued and outstanding shares of capital stock of On-Demand Solutions. The shares issued by the Company are not registered under the Securities Act of 1933, as amended, and carry restrictions on transfer or sale for a period of two years.

          The shares issued in the above mentioned transactions were issued in private placements in reliance upon the exemption provided by section 4 (2) of the Securities Act of 1933.

ITEM 6. -  SELECTED CONSOLIDATED FINANCIAL DATA

       The following table sets forth selected consolidated financial information of the company for the five years in the period ended July 31, 1998. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and related Notes.

(in thousands, except per share data)

                                                                                     Years ended July 31,
                                                                       1998        1997       1996       1995       1994
                                                                       ----        ----       ----       ----       ----
                                                                    (Restated)
Consolidated Statement of Operations Data:

Net revenues                                                         $ 81,916    $ 60,056   $ 17,735    $11,091   $ 8,900
Cost of revenues                                                       72,950      34,866     11,215      7,259     5,740
Research and development expenses                                      19,223      17,767      5,412         --        --
In-process research and development expenses                           10,325       1,312      2,691         --        --
Selling, general and administrative expenses                           49,677      47,031     16,812      2,722     1,735
                                                                     --------    --------   --------    -------   -------
Operating income (loss)                                               (70,259)    (40,920)   (18,395)     1,110     1,425

Interest income (expense), net                                           (870)      1,749      2,691        225       (52)
Gain on sale of Lycos, Inc. common stock                               92,388          --         --         --        --
Gain on stock issuance by Lycos, Inc.                                  46,285          --     19,575         --        --
Gain on sale of available-for-sale securities                           4,174          --     30,049      4,781        --
Gain on sale of investment in TeleT Communications                         --       3,616         --         --        --
Gain on sale of NetCarta Corporation                                       --      15,111         --         --        --
Gain on dividend distribution of Lycos, Inc. common stock                  --       8,413         --         --        --
Other income (expense), net                                           (12,899)       (769)      (746)      (292)       --
Income tax benefit (expense)                                          (31,555)     (2,034)   (17,566)    (2,113)     (474)
                                                                     --------    --------   --------    -------   -------
Income (loss) from continuing operations                               27,264     (14,834)    15,608      3,711       899
Discontinued operations, net of income taxes                            4,640      (7,193)    (1,286)    24,504       902
                                                                     --------    --------   --------    -------   -------
Net income (loss)                                                    $ 31,904    $(22,027)  $ 14,322    $28,215   $ 1,801
                                                                     ========    ========   ========    =======   =======

Diluted earnings (loss) per share:
Income (loss) from continuing operations                                $0.61      $(0.39)     $0.40    $  0.10   $  0.03
Discontinued operations                                                  0.10       (0.19)     (0.03)      0.65      0.03
                                                                     --------    --------   --------    -------   -------
Net income (loss)                                                       $0.71      $(0.58)     $0.37    $  0.75   $  0.06
                                                                     ========    ========   ========    =======   =======

Shares used in computing diluted earnings (loss) per share             45,030      37,716     38,728     37,564    31,168
                                                                     ========    ========   ========    =======   =======

Consolidated Balance Sheet Data:

Working capital                                                      $ 12,784    $ 38,554   $ 72,009    $47,729   $ 5,925
Total assets                                                          259,818     146,248    106,105     77,803    10,344
Long-term obligations                                                   5,801      16,754        514        415        23
Stockholders' equity                                                  133,136      29,448     53,992     55,490     8,867

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors that May Affect Future Results", as well as those discussed in this section and elsewhere in this report.


Overview

     CMGI, Inc. ("CMGI" or "the Company", formerly CMG Information Services, Inc.) develops and operates Internet and direct marketing companies and venture funds focused on the Internet.

     CMGI's Internet strategy includes the internal development and operation of majority-owned subsidiaries within the "CMGI Internet Group" as well as the investment in Internet companies through venture capital fund arrangements.
The Company's strategy also envisions and promotes opportunities for synergistic business relationships among the Internet companies within its portfolio. At July 31, 1998, the CMGI Internet Group included majority-owned subsidiaries ADSmart Corporation (ADSmart), Engage Technologies, Inc. (Engage), Accipiter, Inc. (Accipiter), InfoMation Publishing Corporation (InfoMation), NaviSite Internet Services Corporation (NaviSite), Planet Direct Corporation (Planet Direct) and Password Internet Publishing Corporation (The Password), along with a minority investment in Magnitude Network, LLC (Magnitude Network). ADSmart develops and markets online ad sales and ad serving solutions; Engage develops and markets precision online marketing solutions; Accipiter specializes in Internet advertising management solutions; InfoMation develops and markets a Web-based solution for corporate knowledge management; Password provides tools for the creation of a personalized "mini-Web;" and Planet Direct is a personalized Web service with over 400 Internet Service Provider (ISP) partners which tailors members' online experience to their interests and local community. Subsequent to July 31, 1998, the Company announced that InfoMation would become a division of Planet Direct and that NaviSite would be split into two separate companies - NaviSite will continue to provide high-end server management and applications solutions, providing high-availability Internet outsourcing, and NaviNet will provide low cost, high-availability dial-up network connection through competitive local exchange carriers (CLECs).

     The Company's first Internet venture fund, its limited liability company subsidiary, CMG@Ventures I, LLC (CMG@Ventures I, formerly CMG@Ventures L.P.), was formed in February, 1996. CMGI completed its $35 million commitment to this fund during fiscal year 1997. The Company owns 100% of the capital and is entitled to 77.5% of the net capital gains of CMG@Ventures I. At July 31, 1998, CMG@Ventures I held equity investments in five companies, including Blaxxun Interactive, Inc. (Blaxxun, 81% legal ownership), GeoCities (32%), Lycos, Inc. (Lycos, 25%), Parable LLC (Parable, 31%), and Vicinity Corporation (Vicinity, 50%). Lycos and GeoCities shares are publicly traded on the NASDAQ system under the symbols LCOS and GCTY, respectively. The Company's second Internet venture fund, its limited liability company subsidiary, CMG@Ventures II, LLC (CMG@Ventures II), was formed during fiscal year 1997. The Company owns 100% of the capital and is entitled to 80% of the net capital gains of CMG@Ventures II. At July 31, 1998, CMG@Ventures II held equity investments in fourteen companies, including Chemdex Corporation (Chemdex 16%), Critical Path (7%), GeoCities (2%), KOZ, inc. (KOZ, 14%), Mother Nature's General Store, Inc. (Mother Nature, 24%), Parable (11%), Reel.com Inc. (Reel.com, 36%), Sage Enterprises, Inc. (Sage Enterprises, 29%), Silknet Software, Inc. (Silknet, 24%), Softway Systems, Inc. (Softway Systems, 9%), Speech Machines plc (Speech Machines, 29%), TicketsLive Corporation (TicketsLive, 14%), Universal Learning Technology (12%), and Visto Corporation (Visto, 6%). CMG@Ventures II's investments in Sage Enterprises and Reel.com were converted into shares of Amazon.com, Inc. and Hollywood Entertainment Corporation, respectively, pursuant to mergers of the respective companies subsequent to July 31, 1998. (See note 19 of Notes to Consolidated Financial Statements.)

  CMGI recently formed its third venture capital fund, CMG@Ventures III, LLC (CMG@Ventures III), and has begun raising capital from outside investors for a corresponding outside investment fund, @Ventures III, L.P. The Company owns 100% of the capital and is entitled to 80% of the net capital gains of CMG@Ventures III, and will be entitled to 2% of the net capital gains of @Ventures III, L.P. These two funds will co-invest in all investment candidates based on a predetermined ratio. CMGI has committed to funding CMG@Ventures III up to the greater of $30 million or 19.9% of amounts committed to @Ventures III, L.P.

  The Company provides fulfillment services through three wholly-owned subsidiaries, SalesLink Corporation (SalesLink, acquired in 1989), InSolutions Incorporated, (InSolutions, acquired June, 1998), and On-Demand Solutions, Inc. (acquired July, 1998). SalesLink's services are also provided through its subsidiary, Pacific Direct Marketing Corporation (Pacific Link), which was acquired in October, 1996. The Company's fulfillment services offerings include product and literature fulfillment, turnkey outsourcing, telemarketing, and sales/lead inquiry management. Traditional mailing list services are provided by the Company's subsidiary, CMG Direct Corporation (CMG Direct). Recently, CMG Direct has embarked on a strategy to also provide solutions for integrating traditional direct marketing with Internet marketing. On March 11, 1999, the Company announced the signing of a binding agreement to sell CMG Direct to Marketing Services Group, Inc. (MSGI).

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


Restatement Related to In-Process Research and Development Expense

     The accompanying consolidated financial statements have been restated to reflect the impact of adjustments made by Lycos, Inc. (Lycos) to its previously reported in-process research and development charges associated with Lycos' acquisitions of Tripod, Inc., WiseWire Corporation and GuestWorld, Inc. during CMGI's third and fourth quarters of fiscal 1998. The accompanying consolidated financial statements have also been restated to reflect a change in the original accounting for the purchase price allocation related to CMGI's acquisition of Accipiter, Inc. (Accipiter) in the third fiscal quarter of 1998.

     Lycos reduced the amount of its charges for in-process research and development in connection with the above noted acquisitions and, correspondingly, increased the amounts allocated to intangible assets by $74.0 million. During the periods effected, CMGI's ownership in Lycos ranged from approximately 46% to approximately 22%, and CMGI accounted for its investment in Lycos under the equity method of accounting, whereby CMGI's portion of the net operating performance of Lycos was reflected in equity in losses of affiliates. Additionally, during such periods CMGI recorded gains on sales of portions of its Lycos stock holdings, and recorded gains on issuances of stock by Lycos. As a result of the Lycos restatements, CMGI has accordingly restated previously reported equity in losses of Lycos, gains on sales of Lycos stock and gains on issuance of stock by Lycos for CMGI's fiscal quarters ended April 30, 1998 and July 31, 1998. Lycos' reduction of previously recorded in-process research and development charges resulted in higher gains on Lycos stock issuances recorded by the Company, thereby increasing CMGI's book basis in its Lycos investment and resulting in lower gains on sales of Lycos stock and reduced gains on Lycos stock issuances in subsequent quarters. Related higher amortization charges recorded by Lycos in subsequent quarters resulted in higher equity in loss of affiliates amounts recorded by CMGI.

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

     The effect of this restatement on previously reported consolidated financial statements as of and for the year ended July 31, 1998 is as follows (in thousands, except per share amounts):

Statements of Operations:
                                                                                  Year Ended
                                                                                July 31, 1998
                                                                                -------------
                                                                        As Reported         Restated
                                                                        -----------         --------
Cost of revenues                                                             $ 72,843          $ 72,950
In-process research and development                                            19,135            10,325
General and administrative expenses                                            20,287            20,795
Operating loss                                                                (78,454)          (70,259)
Gain on sale of Lycos, Inc. common stock                                       97,158            92,388
Gain on stock issuance by Lycos, Inc.                                          28,301            46,285
Equity in losses of affiliates                                                (11,821)          (12,871)
Income from continuing operations before income taxes                          38,460            58,819
Income tax expense                                                             26,547            31,555
Income from continuing operations                                              11,913            27,264
Net income                                                                     16,553            31,904
Basic income from continuing operations per share                                0.29              0.65
Basic net income per share                                                       0.40              0.76
Diluted income from continuing operations per share                              0.27              0.61
Diluted net income per share                                                     0.37              0.71

Balance Sheets:
                                                                                July 31, 1998
                                                                                -------------
                                                                        As Reported         Restated
                                                                        -----------         --------
Investments in affiliates                                                    $ 66,187          $ 82,616
Cost in excess of net assets of subsidiaries acquired,
 net of accumulated amortization                                               49,301            55,770
Other assets                                                                    2,238             3,964
Total assets                                                                  235,194           259,818
Non-current deferred income tax liabilities                                    10,528            15,536
Minority interest                                                              11,045            15,310
Retained earnings                                                              28,173            43,524
Total stockholders' equity                                                    117,785           133,136

       NOTE: All "As Reported" and "As Restated" amounts in the above table have been retroactively adjusted to reflect the presentation of the Company's lists and database services segment as discontinued operations and to reflect a two-for-one stock split effected in the form of a stock dividend by the Company on January 11, 1999.


Results of Operations

     The following table sets forth, for the years indicated, certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net revenues.

                                                                     Fiscal Year Ended July 31,
                                                                      1998       1997      1996
                                                                      ----       ----      ----
Net revenues                                                             100%      100%      100%
Cost of revenues                                                          89        58        63
Research and development expenses                                         23        30        31
In-process research and development expenses                              13         2        15
Selling, general and administrative expenses                              61        78        95
                                                                        ----      ----      ----
Operating loss                                                           (86)      (68)     (104)
Other income, net                                                        158        46       291
Income tax expense                                                       (39)       (3)      (99)
                                                                        ----      ----      ----
Income (loss) from continuing operations                                  33%     (25)%       88%
                                                                        ====      ====      ====

     The Company's continuing operations have been classified into two business segments (i) investment and development and (ii) fulfillment services. (See note 3 of Notes to Consolidated Financial Statements.)

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

                                                        Three Months Ended
                                      October 31,    January 31,    April 30,     July 31,
                                      -----------    -----------    ---------     --------
                                         1997            1998         1998          1998         Total
                                         ----            ----         ----          ----         -----
As Reported                            $1,061,000     $1,149,000   $1,547,000   $(2,313,000)   $1,444,000
                                       ==========     ==========   ==========   ===========    ==========

As Restated                            $  279,000     $  335,000   $  656,000   $   174,000    $1,444,000
                                       ==========     ==========   ==========   ===========    ==========

Deconsolidation of Lycos, Inc, Beginning November, 1997

     During the second fiscal quarter ended January 31, 1998, the Company sold 340,000 shares of Lycos stock on the open market and distributed 216,034 Lycos shares to the profit members of CMG@Ventures I. Through the sale and distribution of Lycos shares, the Company's ownership percentage in Lycos was reduced from just in excess of 50% at October 31, 1997, to below 50% beginning in November, 1997. As such, starting in November, 1997, the Company began accounting for its remaining investment in Lycos under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Lycos were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Lycos were consolidated with those of CMGI's other majority-owned subsidiaries
in the Company's Consolidated Balance Sheets.   The Company's historical
consolidated operating results for the fiscal years ended July 31, 1997 and 1996 included Lycos net revenues of $22,253,000 and $5,257,000, respectively, and Lycos operating losses of ($8,759,000) and ($5,802,000), respectively. The Company's consolidated operating results for the fiscal quarter ended October 31, 1997 included Lycos net revenues and operating loss of $9,303,000 and ($433,000), respectively. The Company's historical Consolidated Balance Sheets as of July 31, 1997 and October 31, 1997 included Lycos current assets and liabilities and total assets and liabilities as follows:

                            Jul. 31, 1997            Oct. 31, 1997
                            -------------            -------------
Current assets             $   60,745,000           $   63,935,000
                           ==============           ==============
Total assets               $   65,419,000           $   67,694,000
                           ==============           ==============
Current liabilities        $   22,615,000           $   25,822,000
                           ==============           ==============
Total liabilities          $   27,772,000           $   29,259,000
                           ==============           ==============


Sale of Engage Data Warehouse Products, Restructuring of Engage Technologies and Discontinued Operations

       From its inception in August, 1995, through July 31, 1997, the Company's wholly-owned subsidiary, Engage focused on providing traditional mailing list maintenance and database services (through its ListLab division), and on developing data mining, querying, analysis and targeting software products for use in large database applications. As such, the results of Engage's operations were classified in the Company's list and database services segment. During the first quarter of fiscal 1998, Engage sold certain rights to its Engage.Fusion(TM) and Engage.Discover(TM) data warehouse products to Red Brick Systems, Inc. (Red Brick) for $9.5 million and 238,160 shares of Red Brick common stock. These products had been developed to accelerate the design and creation of very large data warehouses and perform high-end data query and analysis. Engage retained certain rights to sell Engage.Fusion and Engage.Discover to interactive media markets as part of its Engage Product Suite. Additionally, during the first quarter of fiscal year 1998, Engage transferred its ListLab division to the Company's recently formed subsidiary, CMG Direct. With the sale of these rights and transfer of its ListLab division, Engage narrowed its focus to the Internet software solutions market, where it seeks to help companies individually distinguish, understand and interact with anonymous prospects and customers in personalized marketing, sales, and service relationships via the Internet. As a result of this repositioning, beginning in fiscal year 1998, the operating results of Engage are now classified in the Company's investment and development segment.

     On March 11, 1999, the Company announced the signing of a binding agreement to sell its wholly-owned subsidiary, CMG Direct to MSGI. At the time, CMG Direct comprised the Company's entire lists and database services segment. As a result, the operations of the Company's lists and database services segment have been reflected as income (loss) from discontinued operations in the accompanying consolidated financial statements. The gain on sale of certain data warehouse product rights by Engage in the first quarter of fiscal 1998 has also been reflected as discontinued operations. These data warehouse products were developed by Engage during fiscal 1996 and 1997, when Engage was included in the Company's lists and database services segment. CMG Direct's net assets, which included accounts receivable, prepaid expenses, net property and equipment, net goodwill, other assets, accounts payable, accrued expenses and other liabilities are reported as net current and non-current assets of discontinued operations at July 31, 1998. Certain prior period amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to reflect the Company's lists and database services segment as discontinued operations.


Fiscal 1998 Compared to Fiscal 1997

     Net revenues increased $21,860,000, or 36%, to $81,916,000 in 1998 from
$60,056,000 in 1997. The net increase reflects an increase of $27,068,000 in the Company's fulfillment services segment, partially offset by a decrease of $5,208,000 for the Company's investment and development segment. The increase in fulfillment services segment revenues reflects the acquisition of Pacific Link in October, 1996, the acquisition of InSolutions in June, 1998, and the subsequent addition of new customers and new turnkey business from existing customers. The investment and development segment results include $12,950,000 less consolidated revenues from the three months Lycos was consolidated in fiscal 1998 compared with the twelve months for which Lycos revenues were included in the prior year. Largely offsetting such decreases was the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997, the impact of the acquisition of Accipiter, Inc. (Accipiter) in April, 1998, and commencement of operations at the Company's NaviSite, Engage, Planet Direct and ADSmart subsidiaries. The Company believes that its portfolio of companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities. Therefore, absent the impact of the change in accounting for Lycos, the Company expects to report future revenue growth.

     Cost of revenues increased $38,084,000, or 109%, to $72,950,000 in 1998 from $34,866,000 in 1997, reflecting increases of $26,488,000 and $11,596,000 in the fulfillment services and investment and development segments, respectively. In the fulfillment services segment, cost of revenues increased as a result of revenue increases, and increased as a percentage of net revenues to 84% in fiscal 1998 from 74% in fiscal 1997. This percentage increase was due to a shift in mix of services from literature fulfillment towards lower margin turnkey business, as well as an increase in the material content percentage of turnkey sales, and operating inefficiencies experienced during a period of high volume growth. The increase in the investment and development segment primarily resulted from the commencement of operations at the Company's NaviSite, Engage, Planet Direct and ADSmart subsidiaries, and the impact of consolidating Vicinity beginning in fourth quarter fiscal 1997, partially offset by $2,843,000 lower cost of sales resulting from deconsolidating Lycos beginning in the second quarter of fiscal year 1998. The start-up of Internet operations at NaviSite, Engage, Planet Direct and ADSmart, with minimal revenues during early stages, and the deconsolidation of Lycos are the primary reasons cost of revenues as a percentage of revenues in the investment and development segment increased from 35% in fiscal 1997 to 106% in fiscal 1998.

     Research and development expenses increased $1,456,000, or 8%, to $19,223,000 in fiscal 1998 from $17,767,000 in fiscal 1997, primarily reflecting an increase of $1,488,000 in the investment and development segment. Investment and development segment results include increases associated with the inclusion of Engage, expenditures for the development of NaviSite's NaviNet technology platform, the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997, the impact of the acquisition of Accipiter in April, 1998, and increased development costs for The Password. Partially offsetting such increases, investment and development segment results include a $2,868,000 reduction from deconsolidating Lycos, reduced development costs associated with the progression of Planet Direct, ADSmart and Blaxxun from initial development stages towards commercial operations, and reductions associated with NetCarta Corporation (NetCarta), whose results were included during the first half of fiscal year 1997, but have been excluded since the sale of NetCarta to Microsoft in January, 1997. In addition, the Company recorded $10,325,000 of in-process research and development expense during fiscal 1998 related to the Company's acquisition of Accipiter and investments in Speech Machines, Chemdex and Silknet compared to $1,312,000 in fiscal 1997 related to investments in Parable and Silknet (See further discussion in "In-Process Research and Development Charge Related to Acquisition of Accipiter, Inc." below). The Company anticipates it will continue to devote substantial resources to product development and that, absent the impact of the Company's change in accounting for Lycos, these costs may substantially increase in future periods.

     Selling expenses decreased $4,346,000, or 13% to $28,882,000 in 1998 from $33,228,000 in 1997. The net decrease reflects a decrease of $5,470,000 in the Company's investment and development segment, partially offset by an increase of $1,124,000 for the Company's fulfillment services segment. Investment and development segment results include a $13,651,000 reduction from deconsolidating Lycos, reduced marketing expenses at Blaxxun, and reductions associated with NetCarta, FreeMark Communications, Inc. (FreeMark), and GeoCities, whose results were included during part of fiscal year 1997, but have not been included in fiscal 1998. These decreases were partially offset by increased sales and marketing expenses related to several product launches, continued growth of sales and marketing infrastructures, the addition of Engage to this segment, the acquisition of Accipiter, and the impact of consolidating Vicinity's results beginning in the fourth quarter of fiscal year 1997. The fulfillment services segment increase primarily reflects the acquisitions of Pacific Link in October, 1996 and InSolutions in June, 1998. Selling expenses decreased as a percentage of net revenues to 35% in fiscal 1998 from 55% in fiscal 1997, primarily reflecting the impacts of the deconsolidation of Lycos and of increased revenues in the Company's fulfillment services segment. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that, absent the impact of the Company's change in accounting for Lycos, these costs will substantially increase in future periods.

     General and administrative expenses increased $6,992,000, or 51%, to $20,795,000 in 1998 from $13,803,000 in 1997. The net increase reflects increases of $4,618,000 and $2,374,000 in the Company's investment and development, and fulfillment services segments, respectively. Investment and development segment results include increases due to the building of management infrastructures in several of the Company's Internet investments and at the CMGI corporate level, the addition of Engage and Accipiter to this segment, and the impact of consolidating Vicinity's results beginning in the fourth quarter of
fiscal year 1997.   Such increases were partially offset by a $1,913,000
reduction from deconsolidating Lycos, cost reductions at Blaxxun, and reductions associated with NetCarta, FreeMark, and GeoCities, whose results were included during part of fiscal year 1997, but have not been included in fiscal 1998. The fulfillment services segment increase reflects the acquisitions of Pacific Link in October, 1996 and InSolutions in June, 1998 and the addition of management and infrastructure in support of growth in the segment. General and administrative expenses increased as a percentage of net revenues to 25% in fiscal 1998 from 23% in fiscal 1997, primarily reflecting the impact of increased general and administrative expenses in the Company's investment and development segment, partially offset by increased revenues in the Company's fulfillment services segment. Absent the impact of the Company's change in accounting for Lycos, the Company anticipates that its general and administrative expenses will continue to increase significantly as the Company's subsidiaries, particularly in the investment and development segment, continue to grow and expand their administrative staffs and infrastructures.

     Interest income decreased $942,000 to $2,426,000 in 1998 from $3,368,000 in 1997, reflecting a $1,590,000 decrease from the deconsolidation of Lycos, partially offset by increased income associated with higher average corporate cash equivalent balances compared with prior year. Interest expense increased $1,677,000 compared with fiscal 1997, primarily due to borrowings incurred to finance the Company's acquisitions of Pacific Link in October, 1996, and InSolutions in June, 1998, and the impact of higher average corporate borrowings related to the Company's $10 million collateralized corporate note payable which was issued in January, 1997 and increased to $20 million in January, 1998.

     Gain on sale of Lycos, Inc. common stock reflects the Company's net gain realized on the sale of 1,955,015 shares of Lycos stock during fiscal 1998. Gain on stock issuance by Lycos, Inc. resulted primarily from the issuance of stock by Lycos in a secondary offering in June, 1998, and from the issuance of stock by Lycos for the fiscal 1998 acquisitions of Tripod and Wise Wire. Gain on sale of available-for-sale securities in fiscal 1998 reflects the Company's net gain realized on the sale of 224,795 shares of Premiere Technologies, Inc. (Premiere) stock. Gain on sale of investment in TeleT Communications in fiscal 1997 resulted when the Company sold its equity interest in TeleT to Premiere in exchange for $550,000 and 320,833 shares of Premiere stock in September 1996. Gain on sale of NetCarta Corporation in fiscal year 1997 reflects the Company's pre-tax gain on sale of CMG@Ventures' NetCarta subsidiary to Microsoft Corporation on January 31, 1997. Gain on distribution of Lycos stock in fiscal 1997 resulted from the dividend distribution of 603,000 shares of Lycos common stock to CMGI shareholders on July 31, 1997.

     Equity in losses of affiliates resulted from the Company's ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates for fiscal 1998 include the results from the Company's minority ownership in Ikonic Interactive, Inc. (Ikonic), Parable, Silknet, GeoCities, Reel.com, Speech Machines, Chemdex, Sage Enterprises, and Mother Nature, and the results from Lycos beginning in November, 1997. Equity in losses of affiliates for fiscal 1997 included the results from the Company's minority ownership in TeleT, Vicinity, Ikonic, Parable, Silknet, GeoCities, and Reel.com. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

     Minority interest decreased to ($28,000) in 1998 from $4,787,000 in 1997, primarily reflecting the deconsolidation of Lycos results beginning in the second quarter of fiscal year 1998, and the impact associated with FreeMark and GeoCities, whose results were included within the Company's consolidated statements of operations during a portion of fiscal year 1997, but excluded in fiscal year 1998.

     The Company's effective tax rates for fiscal 1998 and 1997 were 54% and (16%), respectively. The Company's effective tax rate differs materially from the federal statutory rate primarily due to valuation allowances provided on certain deferred tax assets, the provision for state income taxes, and non-deductible goodwill amortization and in-process research and development charges.

     Loss from discontinued operations of lists and database services segment, net of income taxes, decreased $6,855,000 to ($338,000) in 1998 from ($7,193,000) in 1997 as a result of the transfer of Engage to the Company's investment and development segment. Gain on sale of data warehouse product rights occurred in fiscal 1998 when Engage sold certain rights to its Engage.Fusion(TM) and Engage.Discover(TM) data warehouse products to Red Brick for $9.5 million and 238,160 shares of Red Brick common stock. These data warehouse products had been developed by Engage during fiscal 1996 and 1997, when Engage was included in the Company's lists and database services segment.


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


Fiscal 1997 Compared to Fiscal 1996

     Net revenues increased $42,321,000, or 239%, to $60,056,000 in 1997 from
$17,735,000 in 1996. The increase was attributable to increases of $24,069,000 and $18,252,000 in net revenues for the Company's fulfillment services and investment and development segments, respectively. The fulfillment services segment increase was primarily due to the acquisition of Pacific Link on October 24, 1996 as well as the addition of several new SalesLink accounts closed in the second half of fiscal year 1996. The increase in net revenues for the investment and development segment primarily reflects increased revenues by Lycos, (which was a consolidated subsidiary in both fiscal 1997 and 1996), whose net revenues for the 1997 fiscal year increased by $16,996,000 in comparison with 1996.

     Cost of revenues increased $23,651,000, or 211%, to $34,866,000 in 1997 from $11,215,000 in 1996, due to increases of $18,740,000 and $4,911,000 in the fulfillment services and investment and development segments, respectively, resulting from higher revenues. In the fulfillment services segment, cost of revenues as a percentage of net revenues increased to 74% in 1997 from 65% in 1996 due to the mix of services associated with the acquisition of Pacific Link at the end of the first quarter of fiscal 1997. In the investment and development segment, cost of revenues as a percentage of net revenues decreased to 35% in 1997 from 60% in 1996 due to the ability to spread fixed costs, such as facilities and equipment costs, over a larger revenue base.

     Research and development expenses increased $12,355,000, or 228%, to $17,767,000 in fiscal 1997 from $5,412,000 in fiscal 1996. The increase consists primarily of an increase of $12,516,000 in research and development expenses for the investment and development segment as product development activities continued at all of the Company's consolidated Internet investments. The Company recorded $1,312,000 of in-process research and development expenses related to investments in Parable and Silknet during 1997, compared with $2,691,000 of in-process research and development expenses recorded in 1996 related to the acquisition of several Internet investments during 1996.

     Selling expenses increased $23,935,000, or 258% to $33,228,000 in 1997 from $9,293,000 in 1996. This increase was primarily attributable to a $22,609,000 selling expense increase in the Company's investment and development segment, reflecting the sales and marketing efforts related to several product launches and continued growth of sales and marketing infrastructures by the subsidiaries of this segment. Also, during 1997, Lycos launched a national television advertising campaign which contributed to the increased selling expenses in the investment and development segment. Selling expenses in the fulfillment services segment increased by $1,326,000 in comparison with 1996 due to the acquisition of Pacific Link. Selling expenses increased as a percentage of net revenues to 55% in 1997 from 52% in 1996.

     General and administrative expenses increased $6,284,000, or 84%, to $13,803,000 in 1997 from $7,519,000 in 1996. The investment and development segment experienced an increase of $4,884,000 due to the addition of management personnel and administrative infrastructure in several of the Company's Internet investments. General and administrative expenses in the fulfillment services segment increased by $1,400,000 in comparison with fiscal 1996 due to the acquisition of Pacific Link, including approximately $804,000 of goodwill amortization charges. General and administrative expenses decreased as a percentage of net revenues to 23% in 1997 from 42% in 1996 due to the significant increase in net revenues in fiscal year 1997.

     Gain on sale of NetCarta Corporation in fiscal 1997 reflects the Company's pre-tax gain on the sale of this subsidiary to Microsoft Corporation on January 31, 1997. Gain on distribution of Lycos stock in fiscal 1997 resulted from the dividend distribution of 603,000 shares of Lycos common stock to CMGI shareholders on July 31, 1997. Gain on sale of investment in TeleT Communications in fiscal 1997 resulted when the Company sold its equity interest in TeleT to Premiere in exchange for $550,000 and 320,833 shares of Premiere stock in September, 1996. Gain on sale of available-for-sale securities in fiscal 1996 occurred when the Company sold its remaining 1,020,000 shares of America Online, Inc. common stock in October, 1995. Gain on stock issuance by Lycos, Inc. in fiscal 1996 arose as a result of the sale of stock by Lycos in an initial public offering in April, 1996.

     Interest income increased $618,000 to $3,368,000 in 1997 from $2,750,000 in 1996. The increase in interest income primarily reflects income earned by Lycos from the investment of the proceeds of their initial public offering, which occurred in April 1996, partially offset by the impact of lower corporate cash balances in fiscal 1997 as compared with fiscal 1996. Interest expense increased $1,560,000 to $1,619,000 in 1997 from $59,000 in 1996. The increase in interest expense was primarily due to borrowings incurred to finance the Company's acquisition of Pacific Link and interest expense related to the Company's $10,000,000 collateralized corporate note payable to a bank which was issued in January, 1997.

     Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method. The results for fiscal 1996 reflect five minority investments: FreeMark, Ikonic, GeoCities, Vicinity and TeleT. During the fourth quarter of fiscal 1996, the Company increased its ownership in FreeMark and GeoCities above 50% and, accordingly, began including their operating results in the Company's consolidated operating results. FreeMark was consolidated through December 1996 when it suspended operations. Equity in losses of affiliates for fiscal 1997 include the results from the Company's minority ownership in Ikonic, Vicinity, Parable, Silknet, Reel.com and TeleT (through the date of the sale of TeleT in September 1996). Also, in January 1997, when GeoCities successfully completed an equity financing round, CMG@Ventures I's ownership in GeoCities decreased from approximately 61% to approximately 41%, and the Company began accounting for its investment in GeoCities under the equity method of accounting, rather than the consolidation method. In the fourth quarter of fiscal 1997, the Company began consolidating the operating results of Vicinity when the Company's ownership in Vicinity was increased to above 50%.

     Minority interest increased to $4,787,000 in 1997 from $2,169,000 in 1996 reflecting minority interest in net losses of consolidated subsidiaries within the Company's investment and development segment.

     The Company's effective tax rates for fiscal 1997 and 1996 were (16%) and 53%, respectively. The Company's effective tax rate differed from the federal statutory rates in fiscal years 1997 and 1996 primarily due to valuation allowances provided on certain deferred tax assets, the provision for state income taxes, and non-deductible goodwill amortization charges.

     Loss from discontinued operations of lists and database services segment, net of income taxes, increased $5,907,000 to ($7,193,000) in 1997 from ($1,286,000) in 1996 primarily as a result of increased development expenses associated with Engage's data mining, querying, analysis and targeting products and services, as well as growth in sales, marketing and administrative infrastructures at Engage.


Liquidity and Capital Resources

     Working capital at July 31, 1998 decreased to $12.8 million compared to $38.6 million at July 31, 1997, predominately as a result of the expenditure of cash for operations and the impact of deconsolidating Lycos, offset in large part by proceeds from sales of Lycos stock. The Company's July 31, 1997 consolidated working capital included Lycos working capital of $38.1 million. The Company's principal uses of capital during fiscal 1998 were $69.3 million for funding of continuing operations, primarily those of start-up activities in the Company's investment and development segment, $34.5 million for investments in affiliates and acquisitions, largely by CMG@Ventures II in several Internet companies, and $8.0 million for purchases of property and equipment. The Company's principal sources of capital during fiscal 1998 were $108.9 million received from the sale of 1,955,015 shares of Lycos stock, $10.9 million received from the sale of 2,012,008 CMGI common shares to Intel Corporation (Intel), $10 million received from the sale of 1,250,000 CMGI common shares to Sumitomo Corporation (Sumitomo), $9.5 million from the sale of Engage's data warehouse product rights, and $7.6 million received from the sale of 224,795
shares of Premiere stock.    The Company intends to continue to fund existing
and future Internet and interactive media investment and development efforts. Additionally, at July 31, 1998, the Company had approximately $68 million of remaining future noncancelable minimum payments under operating leases for its facilities and certain other equipment.

     During fiscal year 1998, the Company completed the acquisition of four companies for purchase prices valued at a combined total of $53.8 million, including Accipiter ($30.2 million purchase price in April, 1998), InSolutions ($15.2 million in June, 1998), Servercast ($1million in July, 1998), and On-Demand Solutions ($7.4 million on July 31, 1998). The combined consideration for these acquisitions consisted of 3,148,188 shares of the Company's common stock valued at a total of $44.6 million, $6.7 million in cash, and $2.5 million financed through sellers' notes. The shares issued by the Company were not registered under the Securities Act of 1933 and were subject to restrictions on
transferability for periods ranging from six to twenty-four months.   The values
of the Company's shares included in the purchase prices of these acquisitions were recorded net of market value discounts ranging from 12% to 22%, based on independent appraisal, to reflect the restrictions on transferability. Additional consideration of up to $2.8 million could be paid related to the acquisition of InSolutions if certain future performance goals are met. Of the combined purchase prices of Accipiter and Servercast, $19.4 million was allocated to goodwill, which will be amortized on a straight-line basis over five years and $1.9 million was allocated to other intangible assets which will be amortized on a straight-line basis over periods ranging from 2 to 5 years.
Of the combined purchase prices of InSolutions and On-Demand Solutions, $22.3 million was allocated to goodwill, which will be amortized on a straight-line basis over fifteen years. Additionally, $9.2 million of the purchase price of Accipiter was allocated to in-process research and development which was charged to operations during fiscal 1998.

     CMG@Ventures II invested a total of $27.6 million in fifteen companies during fiscal year 1998, including $100,000 in Blaxxun, $1.8 million in GeoCities, $200,000 in Vicinity, $3 million in Silknet, $2.1 million in Parable, $150,000 in KOZ, $3.5 million in Sage Enterprises, $4.6 million in Reel.com, $1.8 million in Speech Machines, $2.6 million in Chemdex, $2 million in

Tickets Live, $1 million in Critical Path, $2 million in Mother Nature, $1.5 million in Visto, and $1.25 million in Universal Learning Technology. At July 31, 1998, CMG@Ventures I held equity investments in five companies, including Blaxxun (81% legal ownership), GeoCities (32%), Lycos (25%), Parable (31%), and Vicinity (50%). At July 31, 1998, CMG@Ventures II held equity investments in fourteen companies, including Chemdex (16%), Critical Path (7%), GeoCities (2%), KOZ (14%), Mother Nature (24%), Parable (11%), Reel.com (36%), Sage Enterprises (29%), Silknet (24%), Softway Systems (9%), Speech Machines (29%), TicketsLive (14%), Universal Learning Technology (12%), and Visto (6%). The Company owns 100% of the capital interest and has all voting rights with respect to CMG@Ventures I and CMG@Ventures II investments. The Company is entitled to 77.5% and 80% of the net capital gains, as defined, on investments made by CMG@Ventures I and CMG@Ventures II, respectively. The remaining interest in the net capital gains on these investments are attributed to profit partners, including the President and Chief Executive Officer and the Chief Financial Officer of the Company. The Company is responsible for all operating expenses of CMG@Ventures I and CMG@Ventures II. CMG@Ventures I's interest in Lycos is subject to further reduction because CMG@Ventures I is obligated to sell to Lycos a portion of its shares of common stock of Lycos, as necessary, to provide for shares issuable upon exercise of options granted by Lycos under its 1995 stock option plan. As of July 31, 1998, (retroactively adjusted to reflect Lycos' two-for-one stock split affected in August, 1998), CMG@Ventures I was obligated to sell up to 391,296 shares to Lycos at a price of $0.01 per share and up to 458,048 shares at prices ranging from $0.14 to $4.80 per share. After accounting for Lycos shares subject to option funding and shares attributable to profit partners, approximately 6.5 million Lycos shares, (also on a post-split basis), were attributable to CMGI as of July 31, 1998. CMG@Ventures II's investments in Sage Enterprises and Reel.com were converted into shares of Amazon.com, Inc. and Hollywood Entertainment Corporation, respectively, pursuant to mergers of the respective companies subsequent to July 31, 1998. (See note 19 of Notes to Consolidated Financial Statements.)

     On January 20, 1998, the Company renewed its collateralized corporate borrowing for an additional term of one year and increased the outstanding principal amount under this facility from $10 million to $20 million. This borrowing is secured by 2,511,578 of the Company's shares of Lycos common stock and is payable in full on January 20, 1999. Under this agreement, the Company could become subject to additional collateral requirements under certain circumstances. The Company is considering either seeking the renewal of this note, or repaying it using future proceeds from the sale of stock of certain investee companies. SalesLink had an outstanding balance of $6.2 million at July 31, 1998 and an additional $800,000 reserved in support of outstanding letters of credit for operating leases. SalesLink also has a $15.5 million bank term note outstanding as of July 31, 1998, which provides for repayment in quarterly installments beginning January, 1999 through November, 2002. The Company's bank borrowing arrangements are subject to normal banking terms and conditions, including financial covenants requiring the Company or SalesLink to maintain certain levels of net worth and income, certain financial position ratios, as well as limitations on indebtedness and capital expenditures. As of July 31, 1998, SalesLink did not comply with certain covenants of their borrowing arrangements. SalesLink is working with the bank to cure the non-compliance, as of July 31, 1998 and prospectively, through waivers or amendments to the covenant terms. SalesLink has not yet received such waivers or amendments and, accordingly, all of SalesLink's bank borrowings have been classified as current liabilities in the July 31, 1998 Consolidated Balance Sheet.

     The Company's consolidated capital expenditures were $8.0 million in fiscal 1998. Concurrent with its growth and the commencement of start-up operations, the Company has experienced a substantial increase in its capital expenditures and operating lease arrangements in fiscal year 1998 and anticipates that this will continue in the future. The Company's accounts receivable, current deferred revenues, long-term deferred revenues, and minority interest decreased $4.6 million, $8.7 million, $5.1 million, and $10.2 million, respectively, primarily as a result of the change in the Company's method of accounting for Lycos. Investments in affiliates increased $73.5 million, primarily as a result of the change in the Company's method of accounting for Lycos, the impact of gains recorded on stock issuances by Lycos, and the investment in new affiliates during fiscal 1998, partially offset by the impact of the sales of Lycos stock and the recording of equity in losses of affiliates during the year. Costs in excess of net assets of subsidiaries acquired, net of accumulated amortization, in the Company's July 31, 1998 Consolidated Balance Sheet increased $39.1 million in comparison with July 31, 1997, primarily due to $41.7 million of goodwill recorded relating to the acquisitions of Accipiter, InSolutions, Servercast and On-Demand Solutions during fiscal 1998, offset by amounts amortized during fiscal 1998. Accrued income tax liabilities of $10.1 million at July 31, 1998 reflect current tax payments due, largely as a result of income earned in fiscal year 1998. Additional paid-in capital increased $74.5 million, primarily as a result of the issuance of stock for acquisitions and the sales of stock to Intel and Sumitomo.

     Subsequent to fiscal 1998 year-end, in August, 1998, CMG@Ventures II's holdings in Sage Enterprises were converted into 225,558 shares of restricted Amazon.com, Inc. common stock as part of a merger wherein Amazon.com, Inc. acquired Sage Enterprises. CMG@Ventures II had invested $4.5 million in Sage Enterprises beginning in June, 1997. In October, 1998, CMG@Ventures II's holdings in Reel.com were converted into 1,943,783 restricted common and 485,946 restricted, convertible preferred shares of Hollywood Entertainment Corporation (Hollywood Entertainment) as part of a merger wherein Hollywood Entertainment acquired Reel.com. The Hollywood Entertainment preferred shares are convertible into common shares on a 1-for-1 basis, subject to approval by Hollywood Entertainment shareholders. CMG@Ventures II had invested $6.9 million in Reel.com beginning in July, 1997. Also in October, 1998, in a separate transaction, the Company purchased 1,524,644 restricted common and

803,290 restricted, convertible preferred shares of Hollywood Entertainment for a total purchase price of $31.1 million. The preferred shares are convertible into common shares on a 1-for-1 basis, subject to approval by Hollywood Entertainment shareholders.

     In August, 1998, the Company's affiliate, GeoCities, completed its initial public offering of common stock, issuing approximately 5 million shares at a
price of $17.00 per share.   The Company, through its subsidiaries, CMG@Ventures
I and II, has invested a total of $5.9 million in GeoCities beginning in January, 1996. CMG@Ventures I and II own a combined 8.8 million shares of GeoCities common stock and options to purchase an additional 1 million shares at a price of $0.89 per share. The Company expects to record a gain on the issuance of stock by GeoCities during its fiscal quarter ended October 31, 1998, representing the increase in the book value of the Company's net equity in GeoCities as a result of the initial public offering. The gain will be recorded net of the interests attributable to CMG@Ventures I's and II's profit members.

  The Company recently formed its third venture capital fund, CMG@Ventures III, LLC (CMG@Ventures III), and has begun raising capital from outside investors for a corresponding outside investment fund, @Ventures III, L.P. The Company owns 100% of the capital and is entitled to 80% of the net capital gains of CMG@Ventures III, and will be entitled to 2% of the net capital gains of @Ventures III, L.P. These two funds will invest side by side in all investment candidates. CMGI has committed to fund CMG@Ventures III the greater of $30 million or 19.9% of amounts committed to @Ventures III, L.P.

     The Company intends to continue to fund existing and future Internet and interactive media investment and development efforts, and to actively seek new CMG@Ventures investment opportunities. The Company believes that existing working capital and the availability of additional Lycos, GeoCities, Amazon.com and Hollywood Entertainment shares which could be sold or posted as collateral for additional loans, will be sufficient to fund its operations, investments and capital expenditures for the foreseeable future. Additionally, the Company is currently attempting to raise additional equity capital through private placement. Should further capital be needed to fund future investment and acquisition activity, the Company may seek to raise capital through additional public or private offerings of the Company's or its subsidiaries' stock, or through debt financings.


Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. CMGI is in the process of evaluating and correcting the Year 2000 compliance of its proprietary products and services and third party equipment and software that it uses, as well as its non-information technology systems, such as building security, voice mail and other systems. The Company's Year 2000 compliance efforts will consist of the following phases: (i) identification of all software products, information technology systems and non-information technology systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement; (iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of Year 2000 failures. The Company has substantially completed phase (i) and has begun phases (ii) and (iii) of its Year 2000 efforts. The Company expects to complete its Year 2000 compliance efforts by the end of June, 1999.

     To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Preliminary estimates regarding expected costs to CMGI for evaluating and correcting Year 2000 issues are in the range of $3 million to $5 million, but there can be no assurance that the costs will not exceed such amounts. The Company's expectations regarding Year 2000 remediation efforts will evolve as it continues to analyze and correct its systems. The Company has not yet developed a formal Year 2000-specific contingency plan. The Company expects that a formal Year 2000 contingency plan will evolve as it completes its Year 2000 compliance efforts. Failure by the Company to resolve Year 2000 issues with respect to its proprietary products and services could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, failure of third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require CMGI to incur significant unanticipated expenses to remedy any problems.


Factors That May Affect Future Results

  The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements which may be made to reflect events or circumstances occurring after the date such statements were made or to reflect the occurrence of unanticipated events.

     Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to the following:

     Future Capital Needs - In recent years CMGI has generated significant operating losses which have been partially funded by gains on sales of its interests in other companies. In the future, CMGI may need to access outside sources of financing. There can be no assurance that any such financing will be available. If such financing is available, furthermore, it may involve issuing securities senior to the Common Stock or equity financings which are dilutive to holders of the Common Stock.

     Dependence on a Single Customer - During fiscal year 1998 a significant portion of the Company's revenues were derived from a limited number of customers, including Cisco Systems, Inc. (Cisco), which accounted for 47% of total revenues and 61% of fulfillment services segment fiscal year 1998 revenues. While the Company is actively pursuing increasing the number of fulfillment services customers, the Company believes that its dependence on Cisco will continue. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on Cisco's requirements and the timing of their orders and shipments. The Company does not have agreements in place with Cisco to ensure minimum purchase commitments or exclusivity for purchase of a particular product or service. The Company's operating results could be materially affected if Cisco were to choose to reduce its level of orders, were to change to another vendor, were to experience financial, operational, or other difficulties, or were to delay paying or fail to pay amounts due to the Company.

     Dependence on Continued Growth of the Internet and Internet Infrastructure
- CMGI's future success is highly dependent upon continued growth in the use of the Internet generally and, in particular, as a medium for advertising, marketing, services and commerce. Commercial use of the Internet is at an early stage of development, and market acceptance of the Internet as a medium for advertising, information services and commerce is subject to a high level of uncertainty. The relative effectiveness of the Internet as an advertising medium as compared to traditional advertising media, for example, has not been determined. Further, there can be no assurance that the required infrastructure to support future Internet user and traffic growth or complementary products or services necessary to make the Internet a viable commercial marketplace will be developed, or, if they are developed, that the Internet will become a viable commercial marketplace for products and services such as those offered by CMGI. If commercial use of the Internet fails to continue to expand, CMGI's business, results of operations and financial condition would be adversely affected.

     Dependence on Key Personnel -   CMGI's performance is substantially
dependent on the performance of its executive officers and other key employees and its ability to attract, train, retain and motivate high quality personnel, especially highly qualified technical and managerial personnel. The loss of the services of any of its executive officers or key employees could have a material adverse effect on its business, results of operations or financial condition. Competition for talented personnel is intense, and there can be no assurance that CMGI will be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future.

     Privacy Issues with Cookies - CMGI's Internet services use "cookies" to deliver targeted advertising and marketing initiatives, help compile demographic information about users and limit the frequency with which an ad is shown to a user. Cookies are bits of information keyed to a specific computer hard drive and passed to an Internet site server automatically without the user's knowledge or consent, but can be removed by the user at any time through the modification of the user's browser settings. Due to privacy concerns, Germany has imposed laws restricting the use of cookies, and several Internet commentators, advocates and governmental bodies have suggested that the use of cookies be restricted or eliminated. In addition, certain currently available Internet browsers readily allow a user to delete cookies or prevent cookies from being stored on the user's drive. Any reduction or limitation in the use of cookies could limit the effectiveness of CMGI's ad targeting and marketing initiatives which could result not only in reduced marketplace demand for products and services offered by CMGI to operators of Web sites, but also in CMGI experiencing lower rates for its advertisements which could have a material adverse effect on CMGI's business, results of operations and financial condition.

     Government Regulation and Legal Uncertainties - CMGI is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. However, governmental regulators may apply such regulations to Internet activities. There are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to increasing popularity and use of the Internet, however, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, characteristics and quality of products and services. The adoption of any additional laws or regulations may also decrease the growth of the Internet, which could in turn decrease the demand for CMGI's products and services or could increase CMGI's cost of doing business. Moreover, the applicability to the Internet of a range of existing laws in domestic and international jurisdictions governing issues such as commerce, taxation, property ownership, defamation and personal privacy is uncertain and will likely evolve over the course of many years. Any such new legislation or regulation or application or interpretation of existing laws, including tax laws, could have an adverse effect on CMGI's business, results of operations and financial condition.

     Rapid Change in Technology and Distribution Channels - Because the use of the Internet as a commercial medium is relatively recent and continues to evolve, the market for CMGI's products and services is characterized by rapidly changing technology, evolving industry standards, frequent new product and service introductions, shifting distribution channels, and changing customer demands. Accordingly, CMGI's future success will depend on its ability to adapt to this rapidly evolving marketplace. There can be no assurance that CMGI will be able to adequately adapt its products and services or to acquire new products and services that can compete successfully or that CMGI will be able to establish and maintain effective distribution channels. Failure to maintain competitive product and service offerings and distribution channels would have an adverse affect on CMGI's business, results of operations and financial condition. In addition, responding to these rapid technological changes could require substantial expenditures by CMGI, and there can be no assurance that such expenditures will yield a positive investment return.

     Intense Competition - The market for Internet products and services is highly competitive and lacks significant barriers to entry. CMGI expects competition to intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with CMGI's products and services. There can be no assurance that CMGI will be able to compete successfully or that competitive pressures, including possible downward pressure on the prices it charges for its products and services, will not adversely affect its business, results of operations and financial condition.

     Risks Inherent to CMGI's Acquisition Strategy - CMGI has in the past, and intends in the future, to expand through the acquisition of businesses, technologies, products and services, such as the recent acquisitions of Accipiter, InSolutions and On-Demand Solutions. Acquisitions may result in the potentially dilutive issuance of equity securities, the incurrence of additional debt, the write-off of in-process research and development of software acquisition and development costs, and the amortization of goodwill and other intangible assets. For example, for the year ended July 31, 1998, the Company recorded in-process research and development expense of approximately $10.3 million, primarily in connection with the acquisition of Accipiter. In September, 1998, a representative of the Securities and Exchange Commission (the
SEC) advised the American Institute of Certified Public Accountants with respect to factors to be considered in the valuation of in-process research and development. Although the release of this new guidance presents the potential risk of adjustments to reported amounts, if the Company's valuation methodology were to be challenged by the SEC, the Company believes that its recorded in-process research and development expenses were determined in compliance with such guidance. Any such adjustment could result in an increase in the amount of goodwill recorded, which would result in higher amortization expenses and, therefore, adversely affect the Company's operating results. Further, acquisitions involve a number of special problems, including difficulty integrating technologies, operations and personnel and diversion of management attention in connection with both negotiating the acquisitions and integrating the assets. There can be no assurance that CMGI will be successful in addressing such problems. In addition, growth associated with numerous acquisitions places significant strain on CMGI's managerial and operational resources. CMGI's future operating results will depend to a significant degree on its ability to successfully manage growth and integrate acquisitions. Furthermore, many of CMGI's investments are in early-stage companies, with limited operating histories and limited or no revenues; there can be no assurance that CMGI will be successful in developing such companies.

     Uncertainties Associated with Selling Assets - A significant element of CMGI's business plan involves selling, in public or private offerings, portions of the companies it has acquired and developed. CMGI's ability to engage in any such transactions, the timing of such transactions and the amount of proceeds from such transactions are dependant on market and other conditions largely beyond CMGI's control. Accordingly, there can be no assurance that CMGI will be able to engage in such transactions in the future or that when CMGI is able to engage in such transactions they will be at favorable prices. If CMGI were unable to liquidate portions of its portfolio companies at favorable prices, CMGI's business, financial condition and results of operations would be adversely affected.

     Fluctuating Value of Certain Stock Assets - A portion of the Company's assets includes the equity securities of both publicly traded and non-publicly traded companies. Such assets include a large number of shares of common stock of Lycos and GeoCities, both publicly traded companies. Fluctuations in the market price and valuations of the Company's holdings in such other companies, which are partially dependent on market and other conditions that are beyond the Company's control, may result in fluctuations of the market price of the Company's Common Stock.

     Management of Growth - CMGI's growth has placed, and is expected to continue to place, a significant strain on CMGI's managerial, operational and financial resources. Further, as the number of CMGI's users, advertisers and other business partners grows, CMGI is required to manage multiple relationships with various customers, strategic partners and other third parties. These requirements will be exacerbated in the event of further growth of CMGI or in the number of its strategic relationships or sponsorship arrangements. There can be no assurance that CMGI's systems, procedures or controls will be adequate to support CMGI's operations or that CMGI management will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. CMGI's future operating results will also depend on its ability to expand its sales and marketing organization and expand its support organization commensurate with the growth of its business and the Internet. If CMGI is unable to manage growth effectively, CMGI's business, results of operations and financial condition will be adversely affected.

     Risks Associated with Brand Development - The Company believes that establishing and maintaining its brand names is a crucial aspect of its effort to continue to expand and attract Internet business and that the importance of brand recognition will increase in the future due to the growing number of Internet companies. Promotion and enhancement of the Company's brand names will depend largely on the Company's ability to provide consistently high-quality products and services, which cannot be assured. If consumers do not perceive the Company's existing products and services to be of high quality, or if the Company introduces new products and services or enters into new business ventures that are not favorably received by consumers, the value of the Company's brand names could be diminished.

     Dependence on Third-Party Relationships - CMGI is currently, and expects to be in the future, dependent on a number of third-party relationships. These relationships include arrangements relating to the creation of traffic on CMGI-affiliated Web sites and resulting generation of advertising and commerce-related revenue. The termination of, or the failure of such CMGI-affiliated Web sites to renew on reasonable terms, such relationships could have an adverse effect on CMGI's business, results of operations and financial condition. CMGI also is generally dependent on other third-party relationships with advertisers, sponsors and partners. Most of these arrangements do not require future minimum commitments to use CMGI's services, are often not exclusive and are often short-term or may be terminated at the convenience of the other party. There can be no assurance that these third parties will not reassess their commitment to CMGI at any time in the future, or that they will not develop their own competitive services or products. Further, there can be no assurance that the services of these companies will achieve market acceptance or commercial success and therefore there can be no assurance that CMGI's existing relationships will result in sustained or successful business partnerships or significant revenues for CMGI.

     Fluctuations in Quarterly Results - CMGI's operating results have fluctuated widely on a quarterly basis during the last several years, and the Company expects to experience significant fluctuations in future quarterly operating results. Such fluctuations have been, and may in the future be, caused by numerous factors, many of which are outside CMGI's control, including demand for CMGI's products and services, incurrence of costs associated with acquisitions, divestitures and investments, the timing of divestitures, market acceptance of new products and services, specific economic conditions in the Internet and direct marketing industries, and general economic conditions. The emerging nature of commercial use of the Internet makes predictions concerning future revenues difficult. CMGI believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as indicative of future performance.

     Computer Operations - The Company's operations are dependent in part upon its ability to protect its computer operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company's data centers are equipped with generator back up equipment, multiple fiber lines and other liquid and fire protection systems for protection in case of disaster. Despite the implementation of physical and network security measures by the Company, its servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of the Company's products and services which could have a material adverse effect on the Company's business, results of operations and financial condition.

     Dependence on Proprietary Rights; Risk of Infringement - CMGI's success depends in part on its proprietary technology and its ability to protect such technology under applicable patent, trademark, copyright and trade secret laws. Accordingly, CMGI seeks to protect the intellectual property rights underlying its products and services by filing applications and registrations, as appropriate, and through its agreements with employees, suppliers, customers and partners. However, there can be no assurance that measures adopted by CMGI to protect its proprietary technology will prevent infringement or misappropriation of such technology. Further, legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in the context of the Internet industry currently are not resolved. CMGI licenses certain components of its products and services from third parties. The failure by CMGI to maintain such licenses, or to find replacement components in a timely and cost effective manner, could have a material adverse effect on CMGI's business, results of operation and financial condition. From time to time CMGI has been, and expects to continue to be, subject to claims in the ordinary course of its business, including claims of alleged infringement of intellectual property rights of third parties by CMGI. Any such claim could subject CMGI to significant liability for damages and could result in invalidation of CMGI's proprietary rights and, even if not meritorious, could be time-consuming and expensive to defend, and could result in the diversion of management time and attention, any of which could have an adverse effect on CMGI's business, results of operations or financial condition.

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

ITEM 8. -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  (a)  Consolidated Financial Statements:
                                                                       Page
                                                                       ----
         Independent Auditors' Report                                   32
         Consolidated Balance Sheets as of July 31, 1998
             (Restated) and 1997.....................................   33
         Consolidated Statements of Operations for the three
             years ended July 31, 1998 (Restated), 1997 and 1996.....  34-35
         Consolidated Statements of Stockholders' Equity for
             the three years ended July 31, 1998 (Restated), 1997
             and 1996................................................   36
         Consolidated Statements of Cash Flows for the three years
             ended July 31, 1998 (Restated), 1997 and 1996...........   37
         Notes to Consolidated Financial Statements (Restated).......  38-57

  (b) Selected Quarterly Financial Data (unaudited) is set forth in Note 18 of the Notes to Consolidated Financial Statements (Restated) referred to in
       Item 8 (a) above and incorporated herein by reference.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors
CMGI, Inc. (formerly "CMG Information Services, Inc."):


We have audited the accompanying consolidated balance sheets of CMGI, Inc. and subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMGI, Inc. and subsidiaries as of July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1998, in conformity with generally accepted accounting principles.



                                                   /s/ KPMG LLP
                                                   KPMG LLP


Boston, Massachusetts
September 22, 1998, except for Note 19
which is as of October 27, 1998, and except for the restatement referred to in Notes 2, 3 and 14, as to which the date is May 7, 1999.

                          CMGI, Inc. and Subsidiaries
                          Consolidated Balance Sheets
(in thousands, except share and per share amounts)

                                                                                                          July 31,
                                                                                                       1998       1997
                                                                                                       ----       ----
                                                                                                    (Restated)
ASSETS
Current assets:
 Cash and cash equivalents                                                                           $ 61,537    $ 59,762
 Available-for-sale securities                                                                          5,764       5,945
 Accounts receivable, trade, less allowance for doubtful
  accounts of $900 and $946 in 1998 and 1997                                                           21,431      26,055
 Inventories                                                                                            8,250       3,077
 Prepaid expenses                                                                                       2,991       5,738
 Net current assets of discontinued operations                                                            482       1,225
 Other current assets                                                                                   2,364       2,798
                                                                                                     --------    --------
Total current assets                                                                                  102,819     104,600
                                                                                                     --------    --------

Property and equipment                                                                                 20,990      11,981
 Less accumulated depreciation and amortization                                                         7,587       5,351
                                                                                                     --------    --------
 Net property and equipment                                                                            13,403       6,630
                                                                                                     --------    --------

Investments in affiliates                                                                              82,616       9,160
Costs in excess of net assets of subsidiaries acquired, net of accumulated
   amortization of  $3,379 in 1998 and $878 in 1997                                                    55,770      16,680
Net non-current assets of discontinued operations                                                       1,246       5,482
Other assets                                                                                            3,964       3,696
                                                                                                     --------    --------
                                                                                                     $259,818    $146,248
                                                                                                     ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                                                       $ 27,656    $ 22,494
 Current installments of long-term debt                                                                16,594       3,221
 Accounts payable                                                                                      10,809       9,830
 Accrued income taxes                                                                                  10,085          --
 Accrued expenses                                                                                      18,731      16,405
 Deferred revenues                                                                                      4,932      13,665
 Other current liabilities                                                                              1,228         431
                                                                                                     --------    --------
Total current liabilities                                                                              90,035      66,046
                                                                                                     --------    --------

Long-term debt, less current installments                                                               1,373       9,550
Long-term deferred revenues                                                                                --       5,100
Deferred income taxes                                                                                  15,536       8,481
Other long-term liabilities                                                                             4,428       2,104
Minority interest                                                                                      15,310      25,519
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $0.01 par value per share. Authorized  5,000,000 shares; none issued                     --          --
 Common stock, $0.01 par value per share. Authorized  100,000,000 shares; issued and
 outstanding 46,067,886 shares at July 31, 1998 and 38,638,172 shares at July 31, 1997                    461         386
 Additional paid-in capital                                                                            91,029      16,590
 Net unrealized gain (loss) on available-for-sale securities                                             (436)        852
 Deferred compensation                                                                                 (1,442)         --
 Retained earnings                                                                                     43,524      11,620
                                                                                                     --------    --------
Total stockholders' equity                                                                            133,136      29,448
                                                                                                     --------    --------
                                                                                                     $259,818    $146,248
                                                                                                     ========    ========

see accompanying notes to consolidated financial statements

                          CMGI, Inc. and Subsidiaries
                     Consolidated Statements of Operations



(in thousands, except per share amounts)                                                         Years ended July 31,
                                                                                              1998        1997       1996
                                                                                              ----        ----       ----
                                                                                           (Restated)
Net revenues                                                                                $ 81,916    $ 60,056   $ 17,735

Operating expenses:
 Cost of revenues                                                                             72,950      34,866     11,215
 Research and development                                                                     19,223      17,767      5,412
 In-process research and development                                                          10,325       1,312      2,691
 Selling                                                                                      28,882      33,228      9,293
 General and administrative                                                                   20,795      13,803      7,519
                                                                                            --------    --------   --------
 Total operating expenses                                                                    152,175     100,976     36,130
                                                                                            --------    --------   --------
 Operating loss                                                                              (70,259)    (40,920)   (18,395)
                                                                                            --------    --------   --------

Other income (deductions):
 Interest income                                                                               2,426       3,368      2,750
 Interest expense                                                                             (3,296)     (1,619)       (59)
 Gain on sale of Lycos, Inc. common stock                                                     92,388          --         --
 Gain on stock issuance by Lycos, Inc.                                                        46,285          --     19,575
 Gain on sale of available-for-sale securities                                                 4,174          --     30,049
 Gain on sale of investment in TeleT Communications                                               --       3,616         --
 Gain on sale of NetCarta Corporation                                                             --      15,111         --
 Gain on dividend distribution of Lycos, Inc. common stock                                        --       8,413         --
 Equity in losses of affiliates                                                              (12,871)     (5,556)    (2,915)
 Minority interest                                                                               (28)      4,787      2,169
                                                                                            --------    --------   --------
                                                                                             129,078      28,120     51,569
                                                                                            --------    --------   --------

Income (loss) from continuing operations before income taxes                                  58,819     (12,800)    33,174
Income tax expense                                                                            31,555       2,034     17,566
                                                                                            --------    --------   --------
Income (loss) from continuing operations                                                      27,264     (14,834)    15,608

Discontinued operations, net of income taxes:
 Loss from operations of lists and database services segment                                    (338)     (7,193)    (1,286)
 Gain on sale of data warehouse product rights                                                 4,978          --         --
                                                                                            --------    --------   --------
Net income (loss)                                                                           $ 31,904    $(22,027)  $ 14,322
                                                                                            ========    ========   ========

                          CMGI, Inc. and Subsidiaries
              Consolidated Statements of Operations -- (Continued)


(in thousands, except per share amounts)                                                        Years ended July 31,
                                                                                              1998       1997      1996
                                                                                           ----------  --------  --------
                                                                                           (Restated)

Earnings (loss) per share:
 Basic:
  Income (loss) from continuing operations                                                   $  0.65   $ (0.39)  $  0.43
  Loss from discontinued operations of lists and database services segment                     (0.01)    (0.19)    (0.03)
  Gain on sale of data warehouse product rights                                                 0.12        --        --
                                                                                             -------   -------   -------
  Net income (loss)                                                                          $  0.76   $ (0.58)  $  0.40
                                                                                             =======   =======   =======

 Diluted:
  Income (loss) from continuing operations                                                   $  0.61   $ (0.39)  $  0.40
  Loss from discontinued operations of lists and database services segment                     (0.01)    (0.19)    (0.03)
  Gain on sale of data warehouse product rights                                                 0.11        --        --
                                                                                             -------   -------   -------
  Net income (loss)                                                                          $  0.71   $ (0.58)  $  0.37
                                                                                             =======   =======   =======

Weighted average shares outstanding:
 Basic                                                                                        41,666    37,716    36,016
                                                                                             =======   =======   =======
 Diluted                                                                                      45,030    37,716    38,728
                                                                                             =======   =======   =======


see accompanying notes to consolidated financial statements

                          CMGI, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity


(in thousands, except share amounts)

                                                                              Net unrealized
                                                              Additional      gain (loss) on
                                                 Common        paid-in      available-for-sale       Deferred
                                                 stock         capital          securities         compensation
                                                 -----         -------          ----------         ------------

Balance at July 31, 1995
   (35,354,880 shares)                                $354         $ 6,796            $ 18,005   $  --
   Net income                                           --              --                  --                 --
   Issuance of common stock
   (1,312,108 shares)                                   13             358                  --                 --
   Tax benefit of stock option exercises                --             695                  --                 --
   Effect of subsidiaries' equity
    transactions                                        --           1,119                  --                 --

   Sale of available-for-sale securities                --              --            (18,005)                 --
                                                      ----         -------            --------   ----------------
Balance at July 31, 1996
   (36,666,988 shares)                                 367           8,968                  --                 --
   Net loss                                             --              --                  --                 --
   Dividend of Lycos, Inc. common
    Stock                                               --              --                  --                 --
   Net unrealized gain on
   available-for-sale securities                        --              --                 852                 --
   Purchase of treasury stock
   (400,000 shares)                                     --              --                  --                 --
   Issuance of common stock
   (2,371,184 shares)                                   19           7,167                  --                 --
   Tax benefit of stock option exercises                --             277                  --                 --
   Effect of subsidiaries' equity
    transactions                                        --             178                  --                 --
                                              ------------                  ------------------   ----------------
Balance at July 31, 1997
   (38,638,172 shares)                                 386          16,590                 852                 --
   Net income (Restated)                                --              --                  --                 --
   Issuance of common stock
   (7,429,714 shares)                                   75          67,725                  --                 --
   Deferred compensation related to
    acquisition of Accipiter, Inc.                      --           1,731                  --             (1,731)

   Amortization of deferred compensation
                                                        --              --                  --                289
   Sale of available-for-sale securities                --              --               (852)                 --
   Net unrealized loss on
   available-for-sale securities                        --              --               (436)                 --
   Tax benefit of stock option exercises                --           3,114                  --                 --
   Effect of subsidiaries' equity
    transactions                                        --           1,869                  --                 --
                                              ------------         -------            --------   ----------------
Balance at July 31, 1998 (Restated)
   (46,067,886 shares)                        $        461         $91,029            $  (436)            $(1,442)
                                              ============         =======            ========   ================

                                                                                    Total
                                                 Retained       Treasury        stockholders'
                                                 earnings         stock             equity
                                                 --------         -----             ------

Balance at July 31, 1995
   (35,354,880 shares)                              $ 30,335   $  --                 $ 55,490
   Net income                                         14,322               --          14,322
   Issuance of common stock
   (1,312,108 shares)                                     --               --             371
   Tax benefit of stock option exercises                  --               --             695
   Effect of subsidiaries' equity
    transactions                                          --               --           1,119

   Sale of available-for-sale securities                  --               --         (18,005)
                                                    --------   --------------        --------
Balance at July 31, 1996
   (36,666,988 shares)                                44,657               --          53,992
   Net loss                                          (22,027)              --         (22,027)
   Dividend of Lycos, Inc. common
    Stock                                            (11,010)              --         (11,010)
   Net unrealized gain on
   available-for-sale securities                          --               --             852
   Purchase of treasury stock
   (400,000 shares)                                       --             (984)           (984)
   Issuance of common stock
   (2,371,184 shares)                                     --              984           8,170
   Tax benefit of stock option exercises                  --               --             277
   Effect of subsidiaries' equity
    transactions                                          --               --             178
                                                    --------   --------------        --------
Balance at July 31, 1997
   (38,638,172 shares)                                11,620               --          29,448
   Net income (Restated)                              31,904               --          31,904
   Issuance of common stock
   (7,429,714 shares)                                     --               --          67,800
   Deferred compensation related to
    acquisition of Accipiter, Inc.                        --               --              --

   Amortization of deferred compensation
                                                          --               --             289
   Sale of available-for-sale securities                  --               --            (852)
   Net unrealized loss on
   available-for-sale securities                          --               --            (436)
   Tax benefit of stock option exercises                  --               --           3,114
   Effect of subsidiaries' equity
    transactions                                          --               --           1,869
                                                    --------   --------------        --------
Balance at July 31, 1998 (Restated)
   (46,067,886 shares)                              $ 43,524   $  --                 $133,136
                                                    ========   ==============        ========

see accompanying notes to consolidated financial statements

                          CMGI, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

(in thousands)                                                                                           Years ended July 31,
                                                                                                      1998        1997       1996
                                                                                                      ----        ----       ----
                                                                                                   (Restated)
Cash flows from operating activities:
 Income (loss) from continuing operations                                                          $  27,264    $(14,834)  $ 15,608
 Adjustments to reconcile income (loss) from continuing operations to net cash used for continuing operations:
  Depreciation and amortization                                                                        6,953       4,044      2,006
  Deferred income taxes                                                                                4,206        (871)     8,283
  Non-operating gains                                                                               (142,847)    (27,140)   (49,624)
  Equity in losses of affiliates                                                                      12,871       5,556      2,915
  Minority interest                                                                                       28      (4,787)    (2,169)
  In-process research and development                                                                 10,325       1,312      2,691
  Changes in operating assets and liabilities, excluding effects from acquisitions and divestitures of subsidiaries:
   Trade accounts receivable                                                                          (8,977)    (11,985)    (7,110)
   Inventories                                                                                        (3,873)     (2,390)        --
   Prepaid expenses                                                                                   (1,322)     (4,065)    (1,442)
   Accounts payable and accrued expenses                                                               8,019      11,536      7,210
   Deferred revenues                                                                                   3,618      12,851      4,595
   Refundable and accrued income taxes, net                                                           15,031      (3,157)    (7,678)
   Other assets and liabilities                                                                         (636)       (460)      (685)
                                                                                                   ---------    --------   --------
Net cash used for operating activities of continuing operations                                      (69,340)    (34,390)   (25,400)
Net cash provided by (used for) operating activities of discontinued operations                       (2,385)     (7,263)        74
                                                                                                   ---------    --------   --------
Net cash used for operating activities                                                               (71,725)    (41,653)   (25,326)
                                                                                                   ---------    --------   --------

Cash flows from investing activities:
 Additions to property and equipment - continuing operations                                          (8,043)     (4,809)    (3,928)
 Additions to property and equipment - discontinued operations                                          (146)     (2,130)    (3,140)
 Investments in affiliates and acquisitions of subsidiaries, net of cash acquired                    (34,512)    (23,566)    (6,010)
 Proceeds from sale of data warehouse product rights - discontinued operations                         9,543          --         --
 Proceeds from sales of Lycos, Inc. common stock                                                     108,876          --         --
 Proceeds from sale or maturities of available-for-sale securities                                     7,555      13,069     69,918
 Purchases of available-for-sale securities                                                           (5,000)         --    (25,526)
 Proceeds from sales of NetCarta Corporation and investment in TeleT Communications                       --      19,018         --
 Reduction in cash due to deconsolidation of Lycos, Inc.                                             (41,017)         --         --
 Other, net                                                                                             (338)       (734)       (67)
                                                                                                   ---------    --------   --------
Net cash provided by investing activities                                                             36,918         848     31,247
                                                                                                   ---------    --------   --------

Cash flows from financing activities:
 Proceeds from issuance of notes payable, net of repayments                                            4,456      22,630         --
 Proceeds from issuance of long-term debt                                                             10,250       6,500         --
 Repayments of long-term debt                                                                         (7,521)     (1,230)        --
 Sale of common and treasury stock                                                                    23,206       8,170        371
 Purchase of treasury stock                                                                               --        (984)        --
 Net proceeds from issuance of stock by subsidiaries                                                   3,526          --     48,058
 Other                                                                                                 2,665       2,094       (386)
                                                                                                   ---------    --------   --------
Net cash provided by financing activities                                                             36,582      37,180     48,043
                                                                                                   ---------    --------   --------
Net increase (decrease) in cash and cash equivalents                                                   1,775      (3,625)    53,964
Cash and cash equivalents at beginning of year                                                        59,762      63,387      9,423
                                                                                                   ---------    --------   --------
Cash and cash equivalents at end of year                                                           $  61,537    $ 59,762   $ 63,387
                                                                                                   =========    ========   ========

see accompanying notes to consolidated financial statements

                          CMGI, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


(1)  Nature of Operations

  CMGI, Inc. ("CMGI" or "the Company", formerly CMG Information Services, Inc.) is a direct marketing service provider that invests in, develops and integrates advanced, Internet, interactive, and database management technologies. CMGI and its subsidiaries offer their clients a wide variety of direct marketing opportunities to choose from, including: Internet and interactive media direct marketing software technologies, product and literature fulfillment and turnkey outsourcing, sales lead/inquiry management, business-to-business telemarketing services, highly segmented and accurate mailing lists, database management, design and development capabilities, consultative list management and brokerage services. The Company is advancing products and services that will both create and profit from direct marketing opportunities on the Internet.

(2)  Summary of Significant Accounting Policies

Principles of Consolidation and Presentation

     The consolidated financial statements of the Company include its wholly-owned and majority-owned subsidiaries which at July 31, 1998 include, Engage Technologies, Inc. (Engage), Accipiter, Inc. (Accipiter), CMG Direct Corporation (CMG Direct, see Note 3), SalesLink Corporation (SalesLink), InSolutions, Inc. (InSolutions), On-Demand Solutions, Inc. (On-Demand Solutions), CMG@Ventures, Inc., CMG@Ventures I, LLC (CMG@Ventures I, formerly CMG@Ventures, L.P.), CMG@Ventures Capital Corporation, CMG Securities Corporation, CMG@Ventures II, LLC (CMG@Ventures II), Blaxxun Interactive, Inc. (Blaxxun), ADSmart Corporation (ADSmart), InfoMation Publishing Corporation (Infomation), Planet Direct Corporation (Planet Direct), Navisite Internet Services Corporation (NaviSite), Password Internet Publishing Corporation (Password) and Vicinity Corporation (Vicinity). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for investments in businesses in which it owns between 20% and 50% using the equity method and accounts for investments in which it owns less than 20% at original cost. Certain amounts for prior periods have been reclassified to conform with current year presentations.

Restatement Related to In-Process Research and Development Expense

     The accompanying consolidated financial statements have been restated to reflect the impact of adjustments made by Lycos, Inc. (Lycos) to its previously reported in-process research and development charges associated with Lycos' acquisitions of Tripod, Inc., WiseWire Corporation and GuestWorld, Inc. during CMGI's third and fourth quarters of fiscal 1998. The accompanying consolidated financial statements have also been restated to reflect a change in the original accounting for the purchase price allocation related to CMGI's acquisition of Accipiter, Inc. (Accipiter) in the third fiscal quarter of 1998.

     Lycos reduced the amount of its charges for in-process research and development in connection with the above noted acquisitions and, correspondingly, increased the amounts allocated to intangible assets by $74.0 million. During the periods effected, CMGI's ownership in Lycos ranged from approximately 46% to approximately 22%, and CMGI accounted for its investment in Lycos under the equity method of accounting, whereby CMGI's portion of the net operating performance of Lycos was reflected in equity in losses of affiliates. Additionally, during such periods CMGI recorded gains on sales of portions of its Lycos stock holdings, and recorded gains on issuances of stock by Lycos. As a result of the Lycos restatements, CMGI has accordingly restated previously reported equity in losses of Lycos, gains on sales of Lycos stock and gains on issuance of stock by Lycos for CMGI's fiscal quarters ended April 30, 1998 and July 31, 1998. Lycos' reduction of previously recorded in-process research and development charges resulted in higher gains on Lycos stock issuances recorded by the Company, thereby increasing CMGI's book basis in its Lycos investment and resulting in lower gains on sales of Lycos stock and reduced gains on Lycos stock issuances in subsequent quarters. Related higher amortization charges recorded by Lycos in subsequent quarters resulted in higher equity in loss of affiliates amounts recorded by CMGI.

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

                          CMGI, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


     The effect of this restatement on previously reported consolidated financial statements as of and for the year ended July 31, 1998 is as follows (in thousands, except per share amounts):

Statements of Operations:
                                                                                       Year Ended
                                                                                     July 31, 1998
                                                                                     -------------
                                                                             As Reported         Restated
                                                                             -----------         --------

Cost of revenues                                                             $ 72,843          $ 72,950
In-process research and development                                            19,135            10,325
General and administrative expenses                                            20,287            20,795
Operating loss                                                                (78,454)          (70,259)
Gain on sale of Lycos, Inc. common stock                                       97,158            92,388
Gain on stock issuance by Lycos, Inc.                                          28,301            46,285
Equity in losses of affiliates                                                (11,821)          (12,871)
Income from continuing operations before income taxes                          38,460            58,819
Income tax expense                                                             26,547            31,555
Income from continuing operations                                              11,913            27,264
Net income                                                                     16,553            31,904
Basic income from continuing operations per share                                0.29              0.65
Basic net income per share                                                       0.40              0.76
Diluted income from continuing operations per share                              0.27              0.61
Diluted net income per share                                                     0.37              0.71
Balance Sheets:
                                                                                     July 31, 1998
                                                                                     -------------
                                                                             As Reported         Restated
                                                                             -----------         --------

Investments in affiliates                                                    $ 66,187          $ 82,616
Cost in excess of net assets of subsidiaries acquired,
 net of accumulated amortization                                               49,301            55,770

Other assets                                                                    2,238             3,964
Total assets                                                                  235,194           259,818
Non-current deferred income tax liabilities                                    10,528            15,536
Minority interest                                                              11,045            15,310
Retained earnings                                                              28,173            43,524
Total stockholders' equity                                                    117,785           133,136

       NOTE: All "As Reported" and "As Restated" amounts in the above table have been retroactively adjusted to reflect the presentation of the Company's lists and database services segment as discontinued operations and to reflect a two-for-one stock split effected in the form of a stock dividend by the Company on January 11, 1999.

Revenue Recognition

     Revenue from the sale of mailing lists is recognized when the mailing labels are shipped. Revenue for services is recognized upon completion of the service.

     The Company's advertising revenues are derived principally from short-term Internet advertising contracts in which the Company guarantees a minimum number of impressions for a fixed fee or on a per-impression basis with an established minimum fee. Revenues from advertising are recognized as the services are performed.

     The Company's license and product revenues are derived principally from product licensing fees and fees from maintenance and support of its products. License and product revenues are generally recognized upon delivery provided that no significant Company obligations remain and collection of the receivable is probable. In cases where there are significant remaining obligations, the Company defers such revenue until those obligations are satisfied. Fees from maintenance and support of the Company's products, including those fees bundled with the initial licensing fees, are deferred and recognized ratably over the service period.

                          CMGI, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


Gain on Issuances of Stock by Subsidiaries

     At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that subsidiary increases. If at that time, the subsidiary is an operating entity and not engaged principally in research and development, the Company records the increase as a gain in its Consolidated Statements of Operations. Otherwise, the increase is reflected in "effect of subsidiaries' equity transactions" in the Company's Consolidated Statements of Stockholders' Equity.

     If gains have been recognized on issuances of a subsidiary's stock and shares of the subsidiary are subsequently repurchased by the subsidiary or by the Company, gain recognition does not occur on issuances subsequent to the date of a repurchase until such time as shares have been issued in an amount equivalent to the number of repurchased shares. Such transactions are reflected as equity transactions, and the net effect of these transactions is reflected in the Consolidated Statements of Stockholders' Equity.

Cash Equivalents and Statement of Cash Flows Supplemental Information

     Highly liquid investments with maturities of three months or less at the time of acquisition are considered cash equivalents.

     Net cash used for operating activities reflect cash payments for interest and income taxes, net of income tax refunds received, as follows:

                                                                          Year ended July 31,
                                                                    1998          1997          1996
                                                                    ----          ----          ----
     Interest                                                    $ 2,856,000   $1,429,000   $    26,000
                                                                 ===========   ==========   ===========
     Income taxes                                                $15,720,000   $1,856,000   $16,069,000
                                                                 ===========   ==========   ===========

     During fiscal year 1998, significant non-cash investing activities included the sale of data warehouse product rights by the Company's subsidiary, Engage, in exchange for available-for-sale securities in addition to $9.5 million in cash (see note 3). Also, portions of the consideration for acquisitions of businesses by the Company, or its subsidiary, during fiscal 1998 included the issuance of shares of the Company's common stock and the issuance of seller's notes (see note 7).

     During fiscal year 1997, significant non-cash investing activities included the sale of the Company's equity interest in TeleT Communications, LLC (TeleT) in exchange for available-for-sale securities in addition to $550,000 in cash (see note 10) and the acquisition of one subsidiary, Pacific Direct Marketing Corporation (Pacific Link), for consideration which included $7.5 million financed through a seller's note (see note 7). Significant non-cash financing activities in fiscal 1997 consisted of the dividend distribution of 603,000 shares of Lycos stock to CMGI shareholders (see note 14).

     During fiscal year 1996, in a non-cash investing transaction, the Company's then consolidated subsidiary, Lycos, Inc. (Lycos), acquired Point Communications Corporation in exchange for 526,316 shares of Lycos stock.

Fair Value of Financial Instruments

     The carrying value for cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt approximates its fair value, as estimated by using discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Marketable Securities

     The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities have been classified as available-for-sale and are carried at fair value, based on quoted market prices, net of market value discount to reflect any restrictions on transferability, with unrealized gains and losses reported as a separate component of stockholders' equity.

Inventories

     Inventories consist primarily of raw materials used in the Company's fulfillment services segment and are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Accounting for Impairment of Long-Lived Assets

     The Company assesses the need to record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including costs in excess of net assets of subsidiaries acquired. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances which have occurred since acquisition.

                          CMGI, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


Property and Equipment

     Property and equipment is stated at cost. Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the respective assets (three to seven years). Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term.

     Maintenance and repairs are charged to operating expenses as incurred. Major renewals and betterments are added to property and equipment accounts at cost.

Investments in Affiliates

     The Company's investments in affiliated companies for which its ownership exceeds 20%, but which are not majority-owned or controlled, are accounted for using the equity method. Under the equity method, the Company's proportionate share of each affiliate's net income or loss and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in "equity in losses of affiliates". Amortization is recorded on a straight-line basis over periods ranging from five to ten years.

     At the time an affiliate sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that affiliate increases. If at that time, the affiliate is an operating entity and not engaged principally in research and development, the Company records the increase as a gain in its Consolidated Statements of Operations.

Costs in Excess of Net Assets of Subsidiaries Acquired

     The costs in excess of net assets of subsidiaries acquired (goodwill) are principally being amortized over periods expected to be benefited, ranging from five to twenty years.

Deferred Revenues

     Deferred revenues are comprised of license fees to be earned in the future on license agreements existing at the balance sheet date and billings in excess of earnings on both license and advertising contracts.

Research and Development Costs and Software Costs

     Expenditures related to the development of new products and processes, including significant improvements and refinements to existing products and the development of software, are expensed as incurred, unless they are required to be capitalized. Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for general release to customers. To date, the establishment of technological feasibility and general release have substantially coincided. As a result, capitalized software development costs have not been significant. Additionally, at the date of acquisition or investment, the Company evaluates the components of the purchase price of each acquisition or investment to identify amounts allocated to in-process research and development. Upon completion of acquisition accounting and valuation, such amounts are charged to expense if technological feasibility had not been reached at the acquisition date. In September, 1998, a representative of the Securities and Exchange Commission (the SEC) advised the American Institute of Certified Public Accountants with respect to factors to be considered in the valuation of in-process research and development. Based on a review of the valuation methodologies applied, the Company believes it has taken these factors into consideration in determining amounts recorded in the current fiscal year ended July 31, 1998.

Accounting for Income Taxes

     Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share

     During the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 required the Company to change the method formerly used to compute earnings per share and to restate all prior periods presented. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Weighted average common equivalent shares outstanding during the period, using the "treasury stock method", are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Accordingly, since the Company reported a net loss for the year ended July 31, 1997, common equivalent shares have not been included in the calculation of diluted earnings per share for that period.

       If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from net income
(loss), the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial during the years ended July 31, 1998, 1997 and 1996.

                          CMGI, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


       The reconciliation of the denominators of the basic and diluted earnings
(loss) per share computations for the Company's reported net income (loss) is as follows:

                                                                                     Years Ended July 31,
                                                                                 1998        1997        1996
                                                                                 ----        ----        ----

Weighted average number of common shares outstanding - basic                  41,666,000  37,716,000  36,016,000
Weighted average number of dilutive common stock equivalents outstanding       3,364,000          --   2,712,000
                                                                              ----------  ----------  ----------
Weighted average number of common shares outstanding -- diluted               45,030,000  37,716,000  38,728,000
                                                                              ==========  ==========  ==========

Stock-Based Compensation Plans

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. Therefore, the adoption of SFAS No. 123 was not material to the Company's financial condition or results of operations; however, the pro forma impact on earnings per share has been disclosed in the Notes to Consolidated Financial Statements as required by SFAS No. 123 (see note 15).

Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Diversification of Risk

     Sales to one customer, Cisco Systems, Inc. (Cisco), accounted for 47% and 28% of net revenues and 61% and 47% of fulfillment services segment net revenues for fiscal year 1998 and 1997, respectively. Accounts receivable from this customer amounted to approximately 29% and 11% of total trade accounts receivable at July 31, 1998 and July 31, 1997, respectively. The Company's products and services are provided to customers primarily in North America.

     Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, available-for-sale securities, and accounts receivable. The Company's cash equivalent investment portfolio is diversified and consists primarily of short-term investment grade securities. To reduce risk, the Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable. The Company has not incurred any material write-offs related to its accounts receivable.

     The Company enters into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate agreements is recognized as an adjustment to interest expense.

New Accounting Pronouncements

     In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About
Segments of an Enterprise and Related Information."   SFAS No. 130 establishes
standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is a measure of all changes in stockholders' equity that result from recognized transactions and other economic events of a period, other than transactions with owners in their capacity as owners. SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 requires the use of the "management approach" in disclosing segment information, based largely on how senior management generally analyzes the business operations. SFAS No. 130 and 131 become effective for the Company in fiscal 1999. The Company is in the process of determining the impact of these standards, if any, on its consolidated financial statements and related disclosures.

     In December, 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition." SOP 97-2 establishes standards relating to the recognition of all aspects of software revenue. SOP 97-2 is effective for transactions entered into beginning in the Company's fiscal year 1999 and may require the Company to modify certain aspects of its revenue recognition policies. The Company does not expect the adoption of SOP 97-2 to have a material impact on the Company's consolidated results of operations.

                          CMGI, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


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


(3) Segment Information and Discontinued Operations

     The Company's continuing operations have been classified in two primary business segments, (i) investment and development and (ii) fulfillment services. Investment and development is a business segment formed during the third quarter of fiscal year 1995 to focus on strategic investment and development opportunities afforded by the Internet and interactive media markets. Fulfillment services include product and literature fulfillment and turnkey outsourcing, telemarketing, and sales/lead inquiry management. Corporate and other includes available-for-sale securities, certain cash equivalents and certain other assets which are not identifiable to the operations of the Company's primary business segments.

       From its inception in August, 1995, through July 31, 1997, the Company's subsidiary, Engage, focused on providing traditional mailing list maintenance and database services (through its ListLab division), and on developing data mining, querying, analysis and targeting software products for use in large database applications. As such, the results of Engage's operations were classified in the Company's list and database services segment through July 31, 1997. During the first quarter of fiscal 1998, Engage sold certain rights to its Engage.Fusion(TM) and Engage.Discover(TM) data warehouse products to Red Brick Systems, Inc. (Red Brick) for $9.5 million and 238,160 shares of Red Brick common stock, and recorded a pre-tax gain of $8,437,000 on the sale. These products had been developed to accelerate the design and creation of very large data warehouses and perform high-end data query and analysis. Engage retained certain rights to sell Engage.Fusion and Engage.Discover to interactive media markets as part of its Engage Product Suite. Additionally, during the first quarter of fiscal year 1998, Engage transferred its ListLab division to the Company's recently formed subsidiary, CMG Direct. With the sale of these rights and transfer of its ListLab division, Engage has narrowed its focus to the Internet software solutions market, where it seeks to help companies individually distinguish, understand and interact with anonymous prospects and customers in personalized marketing, sales, and service relationships via the Internet. As a result of this repositioning, beginning in fiscal year 1998, the operating results of Engage are now classified in the Company's investment and development segment.

     On March 11, 1999, the Company announced the signing of a binding agreement to sell its wholly-owned subsidiary, CMG Direct to Marketing Services Group, Inc. At the time, CMG Direct comprised the Company's entire lists and database services segment. As a result, the operations of the Company's lists and database services segment have been reflected as income (loss) from discontinued operations in the accompanying consolidated financial statements. The gain on sale of certain data warehouse product rights by Engage in the first quarter of fiscal 1998 has also been reflected as discontinued operations. These data warehouse products were developed by Engage during fiscal 1996 and 1997, when Engage was included in the Company's lists and database services segment. Certain prior period amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to reflect the Company's lists and database services segment as discontinued operations. Summarized financial information for discontinued operations is as follows:

                                                           Years Ended July 31,
Results of operations:                               1998          1997           1996
                                                     ----          ----           ----

Net revenues                                     $ 9,568,000   $ 10,551,000    $10,750,000
Operating expenses                                10,125,000     22,740,000     12,929,000
                                                 -----------   ------------    -----------
Operating loss                                      (557,000)   (12,189,000)    (2,179,000)
Gain on sale of data warehouse product rights      8,437,000             --             --
                                                 -----------   ------------    -----------
Income (loss) before income taxes                  7,880,000    (12,189,000)    (2,179,000)
Income tax expense (benefit)                       3,240,000     (4,996,000)      (893,000)
                                                 -----------   ------------    -----------
Net income (loss) from discontinued operations   $ 4,640,000   $ (7,193,000)   $(1,286,000)
                                                 ===========   ============    ===========

                          CMGI, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



                                                                              As of July 31,
Financial Position:                                                 1998                        1997
                                                                    ----                        ----

Current assets                                                 $ 2,748,000                 $ 3,316,000
Property and equipment, net                                        570,000                   4,514,000
Other assets                                                       676,000                     983,000
Current liabilities                                             (2,266,000)                 (2,091,000)
Non-current liabilities                                                 --                     (15,000)
                                                               -----------                 -----------
Net assets of discontinued operations                          $ 1,728,000                 $ 6,707,000
                                                               ===========                 ===========

     During fiscal 1998, Cisco accounted for approximately 61% of net revenues in the fulfillment services segment. Previously, Cisco accounted for 47% of fulfillment services segment net revenues in fiscal 1997 and three customers individually accounted for 15%, 15% and 13% of segment net revenues in fiscal 1996. Summarized financial information of the Company's continuing operations by business segment for the fiscal years ended July 31, 1998, 1997 and 1996 is as follows:

                                                            Years Ended July 31,
                                                      1998            1997            1996
                                                      ----            ----            ----
Net revenues:
   Investment and development                     $ 18,709,000    $ 23,917,000    $  5,665,000
   Fulfillment services                             63,207,000      36,139,000      12,070,000
                                                  ------------    ------------    ------------
                                                  $ 81,916,000    $ 60,056,000    $ 17,735,000
                                                  ============    ============    ============
Operating income (loss):
   Investment and development                     $(71,703,000)   $(45,250,000)   $(19,961,000)
   Fulfillment services                              1,444,000       4,330,000       1,566,000
                                                  ------------    ------------    ------------
                                                  $(70,259,000)   $(40,920,000)   $(18,395,000)
                                                  ============    ============    ============
Total assets:
   Investment and development                     $120,759,000    $ 87,626,000    $ 68,256,000
   Fulfillment services                             67,356,000      32,734,000       6,366,000
   Corporate and other                              69,975,000      19,181,000      26,786,000
                                                  ------------    ------------    ------------
                                                  $258,090,000    $139,541,000    $101,408,000
                                                  ============    ============    ============
Capital expenditures:
   Investment and development                     $  3,710,000    $  3,745,000    $  3,128,000
   Fulfillment services                              4,333,000       1,064,000         800,000
                                                  ------------    ------------    ------------
                                                  $  8,043,000    $  4,809,000    $  3,928,000
                                                  ============    ============    ============
Depreciation and amortization:
   Investment and development                     $  4,397,000    $  2,410,000    $  1,546,000
   Fulfillment services                              2,556,000       1,634,000         460,000
                                                  ------------    ------------    ------------
                                                  $  6,953,000    $  4,044,000    $  2,006,000
                                                  ============    ============    ============

     The fulfillment services segment operating income was adjusted during the fourth quarter of fiscal year 1998 to correct prior quarters' understatements of cost of sales by SalesLink's subsidiary company, Pacific Link. The cost of sales understatement was caused by estimates used in determining the material content in cost of sales. As a result, previous quarterly results had understated cost of sales and overstated inventory. Had such adjustments been recorded in the period in which they occurred, quarterly fulfillment services segment operating income would have been as follows:

                                                      Three Months Ended
                                     October 31,       January 31,   April 30,     July 31,
                                     -----------       -----------   ---------     --------
                                        1997              1998         1998          1998          Total
                                        ----              ----         ----          ----          -----

As Previously Reported                $1,061,000        $1,149,000   $1,547,000   $(2,313,000)   $1,444,000
                                      ==========        ==========   ==========   ===========    ==========

As Restated                           $  279,000        $  335,000   $  656,000   $   174,000    $1,444,000
                                      ==========        ==========   ==========   ===========    ==========

                          CMGI, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


(4) Deconsolidation of Lycos, Inc.

       During the second fiscal quarter ended January 31, 1998, the Company sold 340,000 shares of Lycos stock on the open market and distributed 216,034 Lycos shares to the profit members of CMG@Ventures I. Through the sale and distribution of Lycos shares, the Company's ownership percentage in Lycos was reduced from just in excess of 50% at October 31, 1997, to below 50% beginning in November, 1997. As such, starting in November, 1997, the Company began accounting for its remaining investment in Lycos under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Lycos were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Lycos were consolidated with those of CMGI's other majority-owned subsidiaries
in the Company's Consolidated Balance Sheets.   The Company's historical
consolidated operating results for the fiscal years ended July 31, 1997 and 1996 included Lycos net revenues of $22,253,000 and $5,257,000, respectively, and Lycos operating losses of ($8,759,000) and ($5,802,000), respectively. The Company's consolidated operating results for the fiscal quarter ended October 31, 1997 included Lycos net revenues and operating loss of $9,303,000 and ($433,000), respectively. The Company's historical Consolidated Balance Sheets as of July 31, 1997 and October 31, 1997 included Lycos amounts as follows:

                                                                               Jul. 31, 1997                    Oct. 31, 1997
                                                                               -------------                    -------------
Current assets                                                                 $60,745,000                      $63,935,000
                                                                               ===========                      ===========
Total assets                                                                   $65,419,000                      $67,694,000
                                                                               ===========                      ===========
Current liabilities                                                            $22,615,000                      $25,822,000
                                                                               ===========                      ===========
Total liabilities                                                              $27,772,000                      $29,259,000
                                                                               ===========                      ===========

     The following table contains the summarized financial information for Lycos subsequent to deconsolidation in November, 1997, as restated to reflect Lycos' adjustments to in-process research and development charges and amortization of acquisition related intangible assets:

Condensed Statement of Operations:

                                                                             Nine Months Ended
                                                                               July 31, 1998
                                                                               -------------

Net revenues                                                                   $ 46,757,000
                                                                               ============
Operating loss                                                                 $(31,058,000)
                                                                               ============
Net loss                                                                       $(28,547,000)
                                                                               ============

     Note: Lycos' operating and net loss for the nine months ended July 31, 1998 includes in-process research and development and other one-time merger related charges of $18,480,000.

Condensed Balance Sheet:

                                                                               July 31, 1998
                                                                               -------------

Current assets                                                                 $200,797,000
Noncurrent assets                                                               116,438,000
                                                                               ------------
Total assets                                                                   $317,235,000
                                                                               ============

Current liabilities                                                            $ 53,875,000
Noncurrent liabilities                                                           26,196,000
Stockholders' equity                                                            237,164,000
                                                                               ------------
Total liabilities and stockholders' equity                                     $317,235,000
                                                                               ============


(5) Available-for-Sale Securities

     At July 31, 1998, available-for-sale securities consist of 334,728 shares of Open Market, Inc. common stock and 238,160 shares of Red Brick common stock, carried at fair value and based on quoted market prices, net of a market value discount to reflect the remaining restriction on transferability for the Red Brick common shares. A $314,000 unrealized holding gain and a $750,000 unrealized holding loss was recorded on the Open Market, Inc. and Red Brick shares, respectively, based on the change in market value of the respective stocks from dates of acquisition to July 31, 1998. The net $436,000 unrealized holding loss is presented in the equity section of the July 31, 1998 Consolidated Balance Sheet.

          During the first quarter of fiscal year 1998, CMG@Ventures I distributed 224,795 of its shares of Premiere Technologies, Inc. (Premiere) common stock to the Company, and allocated 58,538 Premiere shares to CMG@Ventures I's profit members. The Company sold its 224,795 shares during fiscal 1998 for proceeds of $7,555,000, realizing a net gain of $4,174,000 on the sale.

     At July 31, 1997, available-for-sale securities consist of 283,333 shares of Premiere common stock carried at fair value, based on quoted market price, net of a market value discount to reflect restrictions on transferability through September 19, 1997. An $852,000 unrealized gain, based on the change in market value of the stock from date of acquisition to July 31, 1997, is presented in the equity section of the July 31, 1997 Consolidated Balance Sheet, net of deferred income taxes.

                          CMGI, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


(6)  Property and Equipment

         Property and equipment consists of the following:

                                                                                                   July 31,
                                                                                              1998          1997
                                                                                              ----          ----
Machinery and equipment                                                                    $11,990,000   $ 7,373,000
Software                                                                                     3,558,000       760,000
Leasehold improvements                                                                       2,825,000     1,752,000
Office furniture and equipment                                                               1,959,000     1,438,000
Other equipment                                                                                658,000       658,000
                                                                                           -----------   -----------
                                                                                           $20,990,000   $11,981,000
                                                                                           ===========   ===========


(7) Business Combinations

       On October 24, 1996, the Company's subsidiary, SalesLink, acquired Pacific Link, a company specializing in high technology product and literature fulfillment and turnkey outsourcing. The consideration for the acquisition was $17,000,000, $8,500,000 of which was paid in cash at the date of acquisition, $1,000,000 of which SalesLink paid (along with interest at the annual rate of 7%) in February 1997, and the remaining $7,500,000 of which was financed through a seller's note (see note 12). The sources of the cash portion of the purchase price were $3,000,000 from corporate funds provided by the Company to SalesLink for the acquisition and $5,500,000 from a bank loan.

     On April 9, 1998, the Company acquired Accipiter, a company specializing in Internet advertising management solutions, in exchange for 2,527,384 shares of the Company's common stock. The shares issued by the Company in the acquisition of Accipiter are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for periods ranging from six to twenty-four months from the date of issuance. The total purchase price for Accipiter was valued at $30,178,000, including costs of acquisition of $198,000. The value of the Company's shares included in the purchase price was recorded net of a weighted average 15% market value discount to reflect the restrictions on transferability. Of the purchase price, $9,200,000 was allocated to in-process research and development which has been charged to operations during fiscal 1998.

     Approximately $1.7 million of deferred compensation was recorded during fiscal 1998 relating to approximately 86,000 of the Company's common shares issued to employee stockholders of Accipiter which are being held in escrow. These shares are subject to forfeiture upon termination of employment over a two-year period. Deferred compensation expense will be recognized over the two-year service period.

     Also during fiscal 1998, the Company, or its subsidiaries, completed the acquisition of three other companies for purchase prices valued at a combined total of $23,630,000, including InSolutions ($15,218,000 purchase price in June, 1998), Servercast Communications, LLC (Servercast, $1,020,000 in July, 1998) and On-Demand Solutions ($7,392,000 on July 31, 1998). The combined consideration for these acquisitions consisted of 620,804 shares of the Company's common stock valued at $14,585,000, $6,578,000 in cash and $2,467,000 financed through seller's notes. The shares issued by the Company were not registered under the Securities Act of 1933 and were subject to restrictions on transferability for periods ranging from twelve to twenty-four months. The value of the Company's shares included in the purchase prices of these acquisitions were recorded net of market value discounts ranging from 12% to 22% to reflect the restrictions on transferability. $5,000,000 of the cash consideration was provided through additional bank borrowings by the Company's subsidiary, SalesLink. Additional consideration of up to $2,783,000 could be paid related to the acquisition of InSolutions if certain future performance goals are met.

     The acquisitions during fiscal 1997 and 1998 have been accounted for using the purchase method, and, accordingly, the purchase prices have been allocated to the assets purchased and liabilities assumed based upon their fair values at the dates of acquisition. The portion of the purchase prices allocated to goodwill will be amortized on a straight line basis over five years for Accipiter and Servercast and over 15 years for Pacific Link, InSolutions and On-Demand Solutions. The acquired companies are included in the Company's consolidated financial statements from the dates of acquisition.

                          CMGI, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


     The purchase prices of the acquisitions during fiscal 1998 and 1997 were allocated as follows:

                                                                                 1998                    1997
                                                                    ------------------------------------------------
                                                                       Accipiter     All Others      Pacific Link
                                                                       ---------     ----------      ------------
Working capital, including cash acquired                               $   441,000   $  (989,000)     $(1,204,000)
Property, plant and equipment                                              262,000     1,484,000          713,000
Other assets                                                                 2,000       173,000          385,000
In-process research and development                                      9,200,000            --               --
Goodwill                                                                18,393,000    23,357,000       17,229,000
Developed technology                                                     1,600,000            --               --
Other identifiable intangible assets                                       280,000            --               --
Other long-term liabilities                                                     --      (395,000)        (123,000)
                                                                       -----------   -----------      -----------
Purchase price                                                         $30,178,000   $23,630,000      $17,000,000
                                                                       ===========   ===========      ===========

       The following unaudited pro forma financial information presents the consolidated operations of the Company and the acquired companies as if the acquisitions had occurred as of the beginning of fiscal 1997, after giving effect to certain adjustments including increased amortization of goodwill related to the acquisitions, increased interest expense related to long-term debt issued in conjunction with the acquisitions and decreased compensation for certain officers to reflect contractual post-acquisition compensation. The one-time in-process research and development charge of $9,200,000 which was recorded in fiscal 1998 related to the acquisition of Accipiter is not included in the pro forma results as it is unusual and not indicative of normal operating results. The unaudited pro forma information excludes the impact of the acquisition of Servercast since it is not material to the Company's consolidated financial statements. The unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the acquisitions been consummated on the dates assumed and do not project the Company's results of operations for any future period:

                                                                                               Year ended July 31,
                                                                                              1998            1997
                                                                                              ----            ----
Net revenues                                                                               $107,816,000   $ 87,658,000
                                                                                           ============   ============
Net income (loss)                                                                          $ 34,402,000   $(29,635,000)
                                                                                           ============   ============
Basic net income (loss) per share                                                          $       0.78   $      (0.74)
                                                                                           ============   ============
Diluted net income (loss) per share                                                        $       0.73   $      (0.74)
                                                                                           ============   ============


(8) CMG@Ventures Investments

     During fiscal year 1996, the Company, through CMG@Ventures I, invested $19.2 million in eight companies, including $2 million in Vicinity, $750,000 in TeleT, $2 million in GeoCities, $4 million in Blaxxun, $4.5 million in NetCarta Corporation (NetCarta), $1 million in Lycos, $1.75 million in Ikonic Interactive, Inc., and $3.2 million in FreeMark Communications, Inc. (FreeMark).

     CMG@Ventures I invested a total of $10.8 million in five companies during fiscal year 1997, including $2 million in Parable LLC (Parable), $1.2 million in Lycos, $3.8 million in NetCarta, $1.8 million in Vicinity and $2 million in GeoCities. During fiscal 1997, the Company completed its minimum funding commitment of $35 million to CMG@Ventures I, and formed a new limited liability company subsidiary, CMG@Ventures II, to continue the Company's Internet venture capital investment model. CMG@Ventures II invested a total of $8.3 million in five companies during fiscal year 1997, including $2 million in Silknet Software, Inc. (Silknet), $2 million in KOZ, inc. (KOZ) $1 million in Softway Systems, Inc. (Softway Systems), $1 million in Sage Enterprises, Inc. (Sage Enterprises), and $2.3 million in Reel.com LLC (Reel.com). CMG@Ventures II invested a total of $27.6 million in fifteen companies during fiscal year 1998, including $100,000 in Blaxxun, $1.8 million in GeoCities, $200,000 in Vicinity, $3 million in Silknet, $2.1 million in Parable, $150,000 in KOZ, $3.5 million in Sage Enterprises, $4.6 million in Reel.com, $1.8 million in Speech Machines plc (Speech Machines), $2.6 million in Chemdex Corporation (Chemdex), $2 million in TicketsLive Corporation (TicketsLive), $1 million in Critical Path, $2 million in Mother Nature's General Store, Inc. (Mother Nature), $1.5 million in Visto Corporation (Visto), and $1.25 million in Universal Learning Technology.

                          CMGI, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


     At July 31, 1998, CMG@Ventures I held equity investments in five companies, including Blaxxun (81% legal ownership), GeoCities (32%), Lycos (25%), Parable (31%), and Vicinity (50%). At July 31, 1998, CMG@Ventures II held equity investments in fourteen companies, including Chemdex (16%), Critical Path (7%), GeoCities (2%), KOZ (14%), Mother Nature (24%), Parable (11%), Reel.com (36%), Sage Enterprises (29%), Silknet (24%), Softway Systems (9%), Speech Machines (29%), TicketsLive (14%), Universal Learning Technology (12%), and Visto (6%). The Company owns 100% of the capital interest and has all voting rights with respect to CMG@Ventures I and CMG@Ventures II investments. The Company is entitled to 77.5% and 80% of the net capital gains, as defined, on investments made by CMG@Ventures I and CMG@Ventures II, respectively. The remaining interest in the net capital gains on these investments are attributed to profit partners, including the President and Chief Executive Officer and the Chief Financial Officer of the Company. The Company is responsible for all operating expenses of CMG@Ventures I and CMG@Ventures II. CMG@Ventures I's interest in Lycos is subject to further reduction because CMG@Ventures I is obligated to sell to Lycos a portion of its shares of common stock of Lycos, as necessary, to provide for shares issuable upon exercise of options granted by Lycos under its 1995 stock option plan. As of July 31, 1998, (retroactively adjusted to reflect Lycos' two-for-one stock split affected in August, 1998), CMG@Ventures I. was obligated to sell up to 391,296 shares to Lycos at a price of $0.01 per share and up to 458,048 shares at prices ranging from $0.14 to $4.80 per share.
After accounting for Lycos shares subject to option funding and shares attributable to profit partners, approximately 6.5 million Lycos shares, (also on a post-split basis), were attributable to CMGI as of July 31, 1998. CMG@Ventures II's investments in Sage Enterprises and Reel.com were converted into shares of Amazon.com, Inc. and Hollywood Entertainment Corporation, respectively, pursuant to mergers of the respective companies subsequent to July 31, 1998 (see note 19).

     The acquisition accounting and valuation for the Company's or its subsidiaries' investments in Speech Machines, Chemdex and Silknet in fiscal 1998, Parable and Silknet in fiscal year 1997, and FreeMark, NetCarta, GeoCities, Point Communications Corporation, and Vicinity in fiscal 1996, resulted in totals of $1,125,000, $1,312,000 and $2,691,000 in fiscal years 1998, 1997 and 1996, respectively, being identified as in-process research and development, which were expensed because technological feasibility had not been reached at the dates the investments were made.


(9) Gain on Stock Issuance by Lycos, Inc. and Effect of Subsidiaries' Equity Transactions

     Gain on stock issuance by Lycos, Inc. represents the net increase in the Company's proportionate share of the dollar amount of Lycos' equity resulting from stock issuances by Lycos, a developer and provider of online guides to the Internet. The Company recorded a pre-tax gain of $19,575,000 in fiscal 1996 relating to Lycos' initial public offering of 3,135,000 shares of common stock at $16 per share, which raised $46,021,000 in net proceeds for Lycos. With this transaction, the Company's ownership in Lycos was reduced from approximately 76% to approximately 58%. The Company provided $8,026,000 in deferred income taxes resulting from the gain.

     The Company recorded net pre-tax gains totaling $46,285,000 in fiscal 1998 resulting from stock issuances by Lycos. In February, 1998, the Company recorded a pre-tax gain of $16,756,000 relating to Lycos' issuance of 1,268,709 shares of its common stock, valued at approximately $61 million, in its acquisition of Tripod, Inc. With this transaction, the Company's ownership in Lycos was reduced from approximately 46% to approximately 42%. The Company's pre-tax gain was recorded net of the impact of a $7.2 million in-process research development charge recorded by Lycos in conjunction with the
acquisition of Tripod, Inc.   In June, 1998, the Company recorded a pre-tax gain
of $22,963,000 relating to Lycos' secondary public offering of 2,337,500 shares of common stock at $50 per share, which raised net proceeds of $111,191,000 for Lycos. With this transaction, the Company's ownership in Lycos was reduced from approximately 35% to approximately 31%. The Company also recorded net pre-tax gains totaling $6,566,000 on other issuances of stock by Lycos during fiscal 1998, which included stock issued by Lycos in its acquisitions of WiseWire Corporation and GuestWorld, Inc., net of the impact of in-process research and development charges recorded by Lycos related to these acquisitions; stock issued by Lycos for its minority investments in GlobeComm, Inc. and Sage Enterprises; and shares issued by Lycos as a result of employee stock option exercises. The Company provided $19,008,000 in deferred income taxes resulting from the gains on stock issuances by Lycos during fiscal 1998.

     On July 31, 1996, the Company's subsidiary, Blaxxun, a developer of three dimensional interactive software, successfully completed an equity financing, issuing 400,000 shares of preferred stock to an outside party in exchange for $2,000,000. With this transaction, the Company's ownership in Blaxxun was reduced from 100% to 92% and its net equity in Blaxxun increased by $1,302,000. During fiscal 1998, Blaxxun issued 166,000 shares of common stock for net proceeds of $41,000 and 649,000 shares of preferred stock for net proceeds of $3,478,000. Included in the fiscal 1998 amounts were 93,000 shares of preferred stock purchased by the Company for $500,000. As a result of the fiscal 1998 transactions, the Company's ownership in Blaxxun was reduced from 92% to 81% and its net equity in Blaxxun increased by $3,054,000. Since at the time of the transactions Blaxxun was engaged principally in research and development, the fiscal 1996 and fiscal 1998 increases in the Company's proportionate share of the dollar amount of Blaxxun's equity of $768,000 and $1,757,000, net of $534,000 and $1,297,000 of deferred income taxes, respectively, have been reflected as an equity transaction included in "Effect of subsidiaries' equity transactions" in the accompanying Consolidated Statements of Stockholders' Equity.

     The above gains on stock issuances by Lycos and effects of subsidiaries' equity transactions are reported net of the interest, if any, attributed to CMG@Ventures I's profit members.

                          CMGI, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


(10)  Sale of CMG@Ventures Investments

     On September 19, 1996, the Company sold its equity interest in TeleT to Premiere for $550,000 in cash and 320,833 shares of Premiere stock. The Company, through CMG@Ventures I, acquired its 46% equity interest in TeleT for $750,000 during April 1996. As a result of the sale, the Company recognized a pre-tax gain of $3,616,000, reported net of the 22.5% interest attributed to CMG@Ventures I's profit members, reflected as "Gain on sale of investment in TeleT Communications" in the accompanying Consolidated Statements of Operations. Of the Premiere shares received, 37,500 are to be held in escrow for a six-year period, subject to certain customary conditions, and have been classified in other assets with a carrying value of $450,000. The remaining shares received were subject to an average one-year restriction on transferability, and were classified in available-for-sale securities, with a carrying value at the time of acquisition of $4,080,000, net of market value discount to reflect the restriction on transferability.

     On December 9, 1996, Microsoft Corporation (Microsoft) entered into a definitive agreement to acquire one of the Company's subsidiaries, NetCarta, for $20,000,000 in cash, subject to certain conditions. On January 31, 1997, the sale of NetCarta was finalized, with the Company receiving proceeds of $18,468,000, net of proceeds to former NetCarta employees who exercised employee stock options. As a result of the sale, the Company recognized a pre-tax gain of $15,111,000, reported net of the 22.5% interest attributed to CMG@Ventures I's profit members, reflected as "Gain on sale of NetCarta Corporation" in the accompanying Consolidated Statements of Operations.

     During fiscal 1998, CMG@Ventures I distributed 3,333,334 of its shares of Lycos common stock to the Company, and 593,164 shares to CMG@Ventures I's profit members. The Company sold 1,955,015 of its Lycos shares during fiscal 1998, including 1,705,015 sold on the open market throughout the year and 250,000 shares sold as part of Lycos' secondary public offering in June, 1998. The Company received net proceeds of $108,876,000 from its sales of Lycos shares in fiscal 1998 and recorded pre-tax gains on the sales totaling $92,388,000. The gains on the Company's sales of Lycos shares are reported net of the associated interest attributed to CMG@Ventures I's profit members.


(11)  Accrued Expenses
        Accrued expenses consist of the following:

                                                                                                   July 31,
                                                                                              1998          1997
                                                                                              ----          ----
Accrued compensation and benefits                                                          $ 3,244,000   $ 2,058,000
Accrued professional services                                                                3,194,000     2,060,000
Accrued customer deposits                                                                    2,084,000     2,204,000
Accrued promotional expenses                                                                    87,000     4,178,000
Other                                                                                       10,122,000     5,905,000
                                                                                           -----------   -----------
                                                                                           $18,731,000   $16,405,000
                                                                                           ===========   ===========


(12)  Borrowing Arrangements

     Notes payable at July 31, 1998 consisted of $20 million in collateralized corporate borrowings, $6.2 million owed by SalesLink under its revolving line of credit facility and $1.5 million owed by other subsidiaries of the Company under line of credit facilities. Notes payable at July 31, 1997 consisted of $10 million in collateralized corporate borrowings, $10 million borrowed under the Company's corporate line of credit, and $2,494,000 owed by SalesLink under its line of credit.

     The Company's collateralized corporate borrowings were secured by 1,255,789 and 784,314 of the Company's shares of Lycos stock at July 31, 1998 and 1997, respectively. Under this agreement, the Company could become subject to additional collateral requirements under certain circumstances. The $10 million in borrowings outstanding at July 31, 1997 were payable in full in January, 1998. On January 20, 1998, the Company renewed this agreement for an additional term of one year and increased the outstanding principal amount to $20 million. Interest under this facility is payable quarterly at the London Interbank Offered Rate (LIBOR) plus 1.75% (7.44% and 7.52% effective rates at July 31, 1998 and 1997, respectively). The Company has entered into an interest rate swap agreement with the lender that effectively fixed the interest rate on this $20 million debt at a rate of 7.40% beginning April 20, 1998 through January 20, 1999. During fiscal 1997, the Company had entered into an interest rate swap agreement with the lender that had effectively fixed the interest rate on the $10 million principal at 7.52% through January 17, 1998.

     SalesLink's borrowings were made under a revolving credit agreement with a bank. The revolving credit agreement provided for the option of interest at LIBOR or the higher of 1) the rate announced by BankBoston, N.A. as its base rate (Prime), or 2) 0.5% above the Federal Funds Effective Rate plus, in any case, an applicable margin based on SalesLink's leverage ratio (7.65% and 7.66% effective rates at July 31, 1998 and 1997, respectively).

                          CMGI, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


     The $10 million balance outstanding at July 31, 1997 under the Company's corporate line of credit agreement with a bank was repaid during fiscal 1998 and there are no outstanding borrowings under this facility as of July 31, 1998.

     Long-term debt consists of the following:

                                                                                                  July 31,
                                                                                              1998         1997
                                                                                              ----         ----
Term notes payable to a bank issued by SalesLink                                           $15,500,000  $ 5,500,000
Note payable to former shareholder of InSolutions                                            1,467,000           --
Notes payable to former members of Servercast issued by NaviSite                             1,000,000           --
Note payable to former shareholder of Pacific Link issued by SalesLink                              --    7,271,000
                                                                                           -----------  -----------
                                                                                            17,967,000   12,771,000
Less:  Current portion                                                                      16,594,000    3,221,000
                                                                                           -----------  -----------
                                                                                           $ 1,373,000  $ 9,550,000
                                                                                           ===========  ===========

     SalesLink's term notes payable to a bank provide for the option of interest at LIBOR or the higher of 1) Prime, or 2) 0.5% above the Federal Funds Effective Rate plus, in any case, an applicable margin based on SalesLink's leverage ratio (7.65% and 7.66% effective rates at July 31, 1998 and 1997, respectively). During fiscal 1998, SalesLink repaid $250,000 of principal under its $5.5 million bank term note and refinanced the remaining portion into an amended term note which included an increased principal amount of $10.25 million. Of the additional principal amounts borrowed, $5 million was used as consideration for the Company's acquisition of InSolutions and $4.9 million was used to prepay the remaining balance on SalesLink's note payable to a former shareholder of Pacific Link. The bank term note outstanding at July 31, 1998 provides for repayment in quarterly installments beginning January 31, 1999 through October 31, 2002, with the remaining balance to be repaid on November 11, 2002.

     The Company's note payable to a former shareholder of InSolutions was issued in June, 1998 as consideration for the Company's acquisition of InSolutions. This note bears interest at 5.71% and is repayable in twelve monthly installments beginning November 30, 1998. Additional principal amounts totaling $2.8 million could become due under this note if InSolutions meets certain future performance goals (see note 7). The contingent principal amounts owed, if any, would bear interest at 5.71% and would be payable in twenty-four monthly installments beginning November 30, 1999. The Company's subsidiary, NaviSite, issued $1 million in notes payable to former members of Servercast as consideration for the acquisition of Servercast in July, 1998. These notes bear interest at 5.50% and are repayable on January 2, 2000.

     Maturities of long-term debt for the next five fiscal years are as follows:
1999, $16,594,000; 2000, $1,373,000; Thereafter, none.

     As of February 24, 1997, the Company had entered into an interest rate swap agreement with the lender providing SalesLink's bank borrowing arrangements.
The agreement effectively set a maximum LIBOR interest rate base on debt for a notional principal amount of $8 million at a rate of 8.5% through February 26, 2002. This swap was purchased to provide protection to the Company from exposure to higher interest rates in the future (above 8.5%), and requires additional payments by the Company should LIBOR fall below 5% or should LIBOR be above 6%, but below 8.5%. At July 31, 1998, based on prices quoted from the bank, interest rate hedge agreement values would indicate an obligation of $78,000 to terminate this contract.

     The Company's bank borrowing arrangements are subject to normal banking terms and conditions, including financial covenants requiring the Company or SalesLink to maintain certain levels of net worth and income, certain financial position ratios, as well as limitations on indebtedness and capital expenditures. As of July 31, 1998, SalesLink did not comply with certain covenants of their borrowing arrangements. SalesLink is working with the bank to cure the non-compliance, as of July 31, 1998 and prospectively, through waivers or amendments to the covenant terms. SalesLink has not yet received such waivers or amendments and, accordingly, all of SalesLink's bank borrowings have been classified as current liabilities in the July 31, 1998 Consolidated Balance Sheet. Further, as a result of such non-compliance, beginning August 1, 1998 until the non-compliance is cured, SalesLink's $15.5 million bank term note payable and its outstanding line of credit borrowings are subject to interest at Prime plus 3.5% and 4.5%, respectively.

                          CMGI, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


(13) Commitments

     The Company leases facilities and certain other machinery and equipment under various noncancelable operating leases expiring through June 2013. Future minimum lease payments as of July 31, 1998 are as follows:

Year ending July 31:
     1999                                                                                                             $16,752,000
     2000                                                                                                              11,969,000
     2001                                                                                                               7,454,000
     2002                                                                                                               5,037,000
     2003                                                                                                               4,107,000
     Thereafter                                                                                                        22,841,000
                                                                                                                      -----------
                                                                                                                      $68,160,000
                                                                                                                      ===========

     Total rent and equipment lease expense charged to continuing operations was $10,454,000, $5,528,000 and $1,683,000 for the years ended July 31, 1998, 1997 and 1996, respectively.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.


(14)  Stockholders' Equity

     On January 11, 1999, May 11, 1998, February 2, 1996 and March 17, 1995, the Company effected 2-for-1, 2-for-1, 2-for-1 and 3-for-2 common stock splits, respectively, in the form of stock dividends. Accordingly, all data shown in the accompanying consolidated financial statements has been retroactively adjusted to reflect these events.

     During the first quarter of fiscal 1997, the Company's Board of Directors authorized the Company to buy back up to 2,000,000 shares of its common stock. During the first and second quarters of fiscal 1997, 400,000 shares were repurchased at an average cost of $2.46 per share, for a total of $984,000. Pursuant to a stock purchase agreement entered into as of December 10, 1996, the Company sold 1,881,908 shares of its common stock (the "CMGI Shares"), including the 400,000 treasury shares acquired in fiscal 1997, to Microsoft on January 31, 1997, representing 4.9% of CMGI's total outstanding shares of common stock following the sale. The CMGI Shares purchased by Microsoft were priced at $3.625 per share, with proceeds to CMGI totaling $6,821,917. The CMGI Shares purchased by Microsoft are not registered under the Securities Act of 1933 and carried a one-year prohibition on transfer or sale. Under the terms of the agreement and following the one-year period, Microsoft is entitled to two demand registration rights as well as piggy back registration rights. Additionally, Microsoft is subject to "stand still" provisions, whereby it is prohibited for a period of three years, without the consent of CMGI, (i) from increasing its ownership in CMGI above ten percent of CMGI's outstanding shares, (ii) from exercising any control or influence over CMGI, and (iii) from entering into any voting agreement with respect to its CMGI Shares.

     On May 28, 1997, the Company announced a new venture dividend program in connection with the Company's CMG@Ventures Internet investments. Subject to restrictions on transfer, the program envisions that it may distribute up to 10% of the stock held by CMG@Ventures following an initial public offering by any one of the companies in which it holds an investment. The Company may also announce from time to time other stock dividends in connection with its Internet investments. Such dividends are subject to approval of the Company's Board of Directors and subject to holding requirements by regulatory agencies such as the Securities and Exchange Commission. The program may be altered or discontinued at the discretion of the Company. The Company also announced its first dividend under the new program, distributing 603,000 shares of Lycos common stock, with a market value of $11,008,000 at the date of distribution, to the Company's stockholders on July 31, 1997. The distribution resulted in a pre-tax gain of $8,413,000 in fiscal 1997 reflected as "Gain on dividend distribution of Lycos, Inc. common stock" in the accompanying Consolidated Statements of Operations.

     Pursuant to a stock purchase agreement entered into as of December 19, 1997, the Company sold 2,012,008 shares of its common stock to Intel Corporation (Intel), representing 4.9% of CMGI's total outstanding shares of common stock following the sale. The CMGI shares sold to Intel were priced at $5.436 per share, with proceeds to CMGI totaling $10,937,000. The CMGI shares purchased by Intel are not registered under the Securities Act of 1933. Under the terms of the agreement, Intel is entitled to two demand registration rights as well as piggyback registration rights. Additionally, Intel is subject to "stand still" provisions, whereby it is prohibited for a period of three years, without the consent of CMGI, (i) from increasing its ownership in CMGI above ten percent of CMGI's outstanding shares, (ii) from exercising any control or influence over CMGI, and (iii) from entering into any voting agreement with respect to its CMGI shares.

                          CMGI, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


     Pursuant to a stock purchase agreement entered into as of February 15, 1998, the Company sold 1,250,000 shares of its common stock to Sumitomo Corporation ("Sumitomo") on February 27, 1998. The CMGI shares sold to Sumitomo were priced at $8.00 per share, with proceeds to CMGI totaling $10,000,000. The CMGI shares purchased by Sumitomo are not registered under the Securities Act of 1933 and carry a one-year restriction on transfer or sale. Under the terms of the agreement and following the one-year period, Sumitomo is entitled to two demand registration rights as well as piggyback registration rights. Additionally, Sumitomo is subject to "stand still" provisions, whereby it is prohibited for a period of three years, without the consent of CMGI, from (i) increasing its ownership in CMGI above ten percent of CMGI's outstanding shares,
(ii) proposing or soliciting any person to propose a business combination with, or change of control of, CMGI, (iii) making, proposing or soliciting any person to propose a tender offer for CMGI stock, and (iv) entering into any voting agreement with respect to its CMGI shares.


(15) Stock Option Plans

     The Company has two stock option plans currently in effect: the 1986 Stock Option Plan (the "1986 Plan") and the 1995 Stock Option Plan For Non-Employee Directors (the "Directors' Plan"). Options under both plans are granted at fair market value on the date of the grant. Options granted under the 1986 Plan are generally exercisable in equal cumulative installments over a four-to-ten year period beginning one year after the date of grant. Options under the Directors' Plan become exercisable in five equal annual installments beginning immediately after each Annual Stockholders Meeting following grant. Outstanding options under both Plans at July 31, 1998 expire through 2008.

     Under the 1986 Plan, non-qualified stock options or incentive stock options may be granted to the Company's or its subsidiaries' employees, as defined. The Board of Directors administers this plan, selects the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. The Company has reserved 9,000,000 shares of common stock for issuance under the 1986 Plan. The number of shares reserved for issuance pursuant to the 1986 Plan is reduced by the number of shares issued under the Company's 1995 Employee Stock Purchase Plan (see note 16).

     Pursuant to the Directors' Plan, 1,128,000 shares of the Company's common stock were initially reserved. Options for 188,000 shares are to be granted to each Director who is neither an officer or full time employee of the Company, nor an affiliate of an institutional investor which owns shares of common stock of the Company. Options were granted to existing Directors with five years of continuous service at the date the Plan was adopted, and are granted to subsequent Directors at the time of election to the Board.

     The status of the plans during the three fiscal years ended July 31, 1998, was as follows:

                                                       1998                                 1997
                                       ------------------------------------ -----------------------------------
                                                              Weighted                             Weighted
                                              Number of        average             Number of        average
                                               shares      exercise price           shares      exercise price
                                               ------      --------------           ------      --------------

Options outstanding, beginning of year         3,870,760             $1.90          4,087,432             $1.94
 Granted                                       1,762,500              8.68            676,200              3.97
 Exercised                                      (953,126)             2.44           (434,508)             2.09
 Canceled                                       (225,376)             2.91           (458,364)             5.08
                                               ---------                            ---------
Options outstanding, end of year               4,454,758             $4.42          3,870,760             $1.90
                                               =========             =====          =========             =====

Options exercisable, end of year               1,292,470             $1.24          1,479,544             $1.49
                                               =========             =====          =========             =====

Options available for grant, end of            1,959,044                            3,562,560
 year                                          =========                            =========
                                                         1996
                                        ------------------------------------
                                                                Weighted
                                               Number of         average
                                                 shares      exercise price
                                                 ------      --------------

Options outstanding, beginning of year           4,812,296             $0.82
 Granted                                           913,824              4.94
 Exercised                                      (1,283,368)             0.20
 Canceled                                         (355,320)             0.83
                                                ----------
Options outstanding, end of year                 4,087,432             $1.94
                                                ==========             =====

Options exercisable, end of year                   571,584             $1.24
                                                ==========             =====

Options available for grant, end of              3,826,472
 year                                           ==========

                          CMGI, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


     The following table summarizes information about the Company's stock options outstanding at July 31, 1998:

                                                          Options Outstanding
                                     -------------------------------------------------------------
                                                          Weighted average         Weighted
                                           Number of          remaining        average exercise
      Range of exercise prices               shares       contractual life           price
      ------------------------               ------       ----------------           -----


$  0.39 - $  0.92                             1,841,948       3.8 years                    $ 0.75
$  1.53 - $  2.53                               274,668       3.7                            1.91
$  3.22 - $  5.44                             1,750,404       4.6                            4.70
$  6.13 - $  8.91                               178,238       3.4                            7.17
$20.00 - $25.44                                 409,500       9.2                           20.17
                                              ---------
$  0.39 - $25.44                              4,454,758       4.6 years                    $ 4.42
================                              =========  ===================               ======
                                                 Options Exercisable
                                        -------------------------------------
                                                                   Weighted
                                            Number of          average exercise
      Range of exercise prices                shares                 price
      ------------------------                ------                 -----


$  0.39 - $  0.92                              1,066,518                $0.80
$  1.53 - $  2.53                                102,794                 1.75
$  3.22 - $  5.44                                 98,046                 3.55
$  6.13 - $  8.91                                 25,112                 8.79
$20.00 - $25.44                                       --                   --
                                               ---------
$  0.39 - $25.44                               1,292,470                $1.24
================                               =========                =====

     SFAS No. 123, "Accounting for Stock-Based Compensation", sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards in fiscal 1998, 1997 and 1996 under the Company's stock-based compensation plans been determined based on the fair value method set forth under SFAS No. 123, the pro forma effect on the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                                                                      Years Ended July 31,
                                                                                              1998           1997           1996
                                                                                          ------------  --------------  ------------
Pro forma net income (loss)                                                                $28,604,000   $(23,907,000)   $13,666,000
                                                                                           ===========   ============    ===========

Pro forma net income (loss) per share:
 Basic                                                                                     $      0.69   $      (0.63)   $      0.38
                                                                                           ===========   ============    ===========
 Diluted                                                                                   $      0.64   $      (0.63)   $      0.35
                                                                                           ===========   ============    ===========

     The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1998, 1997 and 1996, respectively: volatility of 90.07%, 66.69% and 80.30%; risk-free interest rate of 5.50%, 6.19% and 5.81%;
expected life of options of 4.2, 6.2 and 4.0 years; and 0% dividend yield for all years. The weighted average fair value per share of options granted during fiscal 1998, 1997 and 1996 was $5.86, $2.64 and $2.53, respectively.

     The effect of applying SFAS No. 123 as shown in the above pro forma disclosure is not likely to be representative of the pro forma effect on reported income or loss for future years. SFAS No. 123 does not apply to awards made prior to fiscal 1996 and additional awards in future years are anticipated.


(16)  Employee Stock Purchase Plan

     On October 4, 1994, the Board of Directors of the Company adopted the 1995 Employee Stock Purchase Plan (the Plan). The purpose of the Plan is to provide a method whereby all eligible employees of the Company and its subsidiaries may acquire a proprietary interest in the Company through the purchase of shares of common stock. Under the Plan, employees may purchase the Company's common stock through payroll deductions.

     At the beginning of each of the Company's fiscal quarters, commencing with February 1, 1995, employees are granted an option to purchase shares of the Company's common stock at an option price equal to 85% of the fair market value of the Company's common stock on either the first business day or last business day of the applicable quarterly period, whichever is lower.

     Employees purchased 66,392, 46,076 and 33,296 shares of common stock of the Company under the Plan during fiscal 1998, 1997 and 1996, respectively.

                          CMGI, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


(17) Income Taxes
     The provision (benefit) for income taxes from continuing operations for the years ended July 31, consists of the following:

                                                                    Current       Deferred        Total
                                                                    -------       --------        -----
July 31, 1996:
Federal                                                            $ 8,444,000  $ 6,448,000    $14,892,000
State                                                                  839,000    1,835,000      2,674,000
                                                                   -----------  -----------    -----------
                                                                   $ 9,283,000  $ 8,283,000    $17,566,000
                                                                   ===========  ===========    ===========

July 31, 1997:
Federal                                                            $   724,000  $  (849,000)   $  (125,000)
State                                                                2,181,000      (22,000)     2,159,000
                                                                   -----------  -----------    -----------
                                                                   $ 2,905,000  $  (871,000)   $ 2,034,000
                                                                   ===========  ===========    ===========

July 31, 1998:
Federal                                                            $17,229,000  $ 7,424,000    $24,653,000
State                                                               10,120,000   (3,218,000)     6,902,000
                                                                   -----------  -----------    -----------
                                                                   $27,349,000  $ 4,206,000    $31,555,000
                                                                   ===========  ===========    ===========

     Excluded from the tax provision in fiscal 1998 are deferred tax assets and liabilities of $187,000 (net of valuation allowance of $1,704,000) and $130,000, respectively, which were acquired through the acquisitions of certain subsidiaries during fiscal 1998. Also excluded from the tax provision in fiscal 1998, but included in deferred tax liabilities are $1,297,000 provided for the effect of subsidiaries' equity transactions. In addition, during fiscal 1998, the Company sold available-for-sale securities for which $593,000 of deferred taxes were provided in fiscal 1997 relating to the unrealized holding gain recorded on these securities at July 31, 1997.

     Included in deferred tax assets at July 31, 1998 is approximately $950,000, which has been fully offset by a valuation allowance, related to the acquisition of net operating loss carryforwards of certain subsidiaries acquired during fiscal 1998. If utilized, the tax benefit of the acquired net operating loss carryforwards will result in a reduction of recorded goodwill in lieu of an income tax benefit in the Consolidated Statement of Operations.

     Excluded from the tax benefit in fiscal 1997 but included in deferred income tax liabilities and assets are $593,000 provided for unrealized holding gains from the increase in the market value of available-for-sale securities and $260,000 related to deferred tax assets acquired with the acquisition of Pacific Link, respectively. Excluded from the tax provision in fiscal 1996 but included in deferred income tax liabilities are $666,000 provided for the effect of subsidiaries' equity transactions and $78,000 related to the difference in bases of assets acquired.

                          CMGI, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


     Deferred income tax assets and liabilities have been classified on the accompanying Consolidated Balance Sheets in accordance with the nature of the item giving rise to the temporary differences. The components of deferred tax assets and liabilities are as follows:

                                                           July 31, 1998                               July 31, 1997
                                            -------------------------------------------  ------------------------------------------
                                              Current      Non-current        Total        Current      Non-current       Total
                                            ------------  --------------  -------------  ------------  -------------  -------------
Deferred tax assets:
Accruals and reserves                       $ 3,322,000   $  --           $  3,322,000    $1,630,000   $  --           $ 1,630,000
Tax basis in excess of financial basis of
 investments in subsidiaries and
 affiliates                                          --       9,731,000      9,731,000            --      6,990,000      6,990,000


Tax basis in excess of financial basis of
 available-for-sale securities                  740,000              --        740,000            --             --             --

Net operating loss carryforward of
 acquired subsidiary                                 --         957,000        957,000            --             --             --

Other                                            22,000       1,361,000      1,383,000            --        866,000        866,000
                                            -----------    ------------   ------------    ----------    -----------    -----------
Total gross deferred tax assets               4,084,000      12,049,000     16,133,000     1,630,000      7,856,000      9,486,000
Less  valuation allowance                    (1,617,000)    (11,253,000)   (12,870,000)     (985,000)    (7,716,000)    (8,701,000)
                                            -----------    ------------   ------------    ----------    -----------    -----------
Net deferred tax assets                       2,467,000         796,000      3,263,000       645,000        140,000        785,000
                                            -----------    ------------   ------------    ----------    -----------    -----------

Deferred tax liabilities:
Financial basis in excess of tax basis of
 investments in subsidiaries and
 affiliates                                          --     (15,897,000)   (15,897,000)           --     (7,994,000)    (7,994,000)


Differences in tax depreciation and
 amortization                                        --        (293,000)      (293,000)           --       (570,000)      (570,000)

Financial basis in excess of tax basis of
 available-for-sale securities                       --              --             --      (534,000)            --       (534,000)

Other                                          (102,000)       (142,000)      (244,000)           --        (57,000)       (57,000)
                                            -----------    ------------   ------------    ----------    -----------    -----------
Total gross deferred tax liabilities           (102,000)    (16,332,000)   (16,434,000)     (534,000)    (8,621,000)    (9,155,000)
                                            -----------    ------------   ------------    ----------    -----------    -----------
Net deferred tax asset (liability)          $ 2,365,000    $(15,536,000)  $(13,171,000)   $  111,000    $(8,481,000)   $(8,370,000)
                                            ===========    ============   ============    ==========    ===========    ===========

     The net change in the total valuation allowance for the year ended July 31, 1998 was an increase of $2,465,000, net of the impact of acquired valuation allowances. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at July 31, 1998.

     The following table reconciles the income tax expense (benefit) based on the federal statutory income tax rate to the Company's actual income tax expense:

                                                                             Years Ended July 31,
                                                                      1998           1997           1996
                                                                      ----           ----           ----

Provision (benefit) for income taxes at federal statutory rate     $20,587,000    $(4,480,000)   $11,611,000
Difference in  income tax expense (benefit) resulting from:
 Non-deductible goodwill amortization                                  859,000        294,000        112,000
 Valuation allowance, net of impact of acquisitions                  2,465,000      4,903,000      3,798,000
 Non-deductible in-process research and development charge
  related to acquisition of subsidiary                               3,220,000             --             --

 Utilization of  research and development credits                     (612,000)            --             --
 State income taxes, net of federal benefit                          4,486,000      1,403,000      1,738,000
 Other                                                                 550,000        (86,000)       307,000
                                                                   -----------    -----------    -----------
Actual income tax expense (benefit)                                $31,555,000    $ 2,034,000    $17,566,000
                                                                   ===========    ===========    ===========

                          CMGI, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


(18) Selected Quarterly Financial Information (unaudited)

     The following table sets forth selected quarterly financial and stock price information for the years ended July 31, 1998 and 1997. The operating results for any given quarter are not necessarily indicative of results for any future period. The Company's common stock is traded on the NASDAQ National Market System ("NASDAQ/NMS") under the symbol CMGI. Included below are the high and low sales prices (adjusted for 2-for-1 stock splits effected on May 11, 1998 and January 11, 1999) during each quarterly period for the shares of common stock as reported by NASDAQ/NMS.

(in thousands, except per share data)

                                                                Fiscal 1998 Quarter ended
                                                                -------------------------
                                                       Oct. 31      Jan. 31    Apr. 30     Jul. 31
                                                       -------      -------    -------     -------
                                                                              (Restated)  (Restated)

Net revenues                                        $     22,595   $ 15,230    $ 18,145    $ 25,946
Cost of revenues                                          13,675     14,275      17,230      27,770
Research and development expenses                          6,047      4,513       3,849       4,814
In-process research and development expenses                  --        875       9,250         200
Selling, general and administrative expenses              15,071      9,204      11,317      14,085
                                                    ------------   --------    --------    --------
Operating loss                                           (12,198)   (13,637)    (23,501)    (20,923)
Interest income (expense), net                                73       (420)       (202)       (321)
Gain on sale of Lycos, Inc. common stock                   6,324     10,764      24,850      50,450
Gain on issuance of stock by Lycos, Inc.                     (94)         8      24,294      22,077
Gain on sale of available-for-sale securities             4,174          --          --          --
Gain on sale of investment in TeleT                           --         --          --          --
Gain on sale of NetCarta Corporation                          --         --          --          --
Gain on distribution of Lycos, Inc. common stock              --         --          --          --
Equity in losses of affiliates                            (1,529)    (2,987)     (4,247)     (4,108)
Minority interest                                            (28)        --          --          --
Income tax benefit (expense)                               1,019        336     (13,125)    (19,785)
                                                    ------------   --------    --------    --------
Income (loss) from continuing operations                  (2,259)    (5,936)      8,069      27,390
Discontinued operations, net of income taxes               4,944        102        (147)       (259)
                                                    ------------   --------    --------    --------
Net income (loss)                                   $      2,685   $ (5,834)   $  7,922    $ 27,131
                                                    ============   ========    ========    ========
Market Price
High                                                $       7.13   $   9.25    $  26.88    $  45.88
                                                    ============   ========    ========    ========
Low                                                 $       3.69   $   4.78    $   9.14    $  16.63
                                                    ============   ========    ========    ========
                                                              Fiscal 1997 Quarter ended
                                                              -------------------------
                                                      Oct. 31    Jan. 31    Apr. 30     Jul 31
                                                      -------    -------    -------     ------


Net revenues                                         $  7,540   $ 16,058    $ 16,602    $19,856
Cost of revenues                                        3,638      9,510       9,755     11,963
Research and development expenses                       3,720      4,997       4,444      4,606
In-process research and development expenses            1,312         --          --         --
Selling, general and administrative expenses           11,896     11,774      10,724     12,637
                                                    ---------   --------    --------    -------
Operating loss                                        (13,026)   (10,223)     (8,321)    (9,350)
Interest income (expense), net                            924        260         328        237
Gain on sale of Lycos, Inc. common stock                   --         --          --         --
Gain on issuance of stock by Lycos, Inc.                   --         --          --         --
Gain on sale of available-for-sale securities              --         --          --         --
Gain on sale of investment in TeleT                     3,616         --          --         --
Gain on sale of NetCarta Corporation                       --     15,111          --         --
Gain on distribution of Lycos, Inc. common stock           --         --          --      8,413
Equity in losses of affiliates                         (1,008)    (1,081)     (1,924)    (1,543)
Minority interest                                       2,422      1,025         492        848
Income tax benefit (expense)                              515     (2,900)      1,176       (825)
                                                    ---------   --------    --------    -------
Income (loss) from continuing operations               (6,557)     2,192      (8,249)    (2,220)
Discontinued operations, net of income taxes             (840)    (1,526)     (2,027)    (2,800)
                                                    ---------   --------    --------    -------
Net income (loss)                                    $ (7,397)  $    666    $(10,276)   $(5,020)
                                                    =========   ========    ========    =======
Market Price
High                                                 $   4.57   $   5.10    $   4.41      $4.66
                                                    =========   ========    ========    =======
Low                                                  $   2.28   $   2.39    $   2.75      $3.10
                                                    =========   ========    ========    =======


(19) Subsequent Events

     In August, 1998, CMG@Ventures II's holdings in Sage Enterprises were converted into 225,558 shares of restricted Amazon.com, Inc. common stock as part of a merger wherein Amazon.com, Inc. acquired Sage Enterprises. CMG@Ventures II had invested $4.5 million in Sage Enterprises beginning in June, 1997. The Company expects to record a gain on the conversion of its investment in Sage Enterprises during its fiscal quarter ended October 31, 1998. Such gain will be recorded net of the 20% interest attributable to CMG@Ventures II's profit members.

     In August, 1998, the Company's affiliate, GeoCities, completed its initial public offering of common stock, issuing approximately 5 million shares at a
price of $17.00 per share.   The Company, through its subsidiaries, CMG@Ventures
I and II, has invested a total of $5.9 million in GeoCities beginning in January, 1996. CMG@Ventures I and II own a combined 8.8 million shares of GeoCities common stock and options to purchase an additional 1 million shares at a price of $0.89 per share. The Company expects to record a gain on the issuance of stock by GeoCities during its fiscal quarter ended October 31, 1998, representing the increase in the book value of the Company's net equity in GeoCities as a result of the initial public offering. The gain will be recorded net of the interests attributable to CMG@Ventures I's and II's profit members.

     In October, 1998, CMG@Ventures II's holdings in Reel.com were converted into 1,943,783 restricted common and 485,946 restricted, convertible preferred shares of Hollywood Entertainment Corporation (Hollywood Entertainment) as part of a merger wherein Hollywood Entertainment acquired Reel.com. The preferred shares are convertible into common shares on a 1-for-1 basis, subject to approval by Hollywood Entertainment shareholders. CMG@Ventures II had invested $6.9 million in Reel.com beginning in July, 1997. The Company expects to record a gain on the conversion of its investment in Reel.com during its fiscal quarter ended October 31, 1998. The gain will be reported net of the 20% interest attributable to CMG@Ventures II's profit members.

                          CMGI, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



     Also in October, 1998, in a separate transaction, the Company purchased 1,524,644 restricted common and 803,290 restricted, convertible preferred shares of Hollywood Entertainment for a total purchase price of $31.1 million. The preferred shares are convertible into common shares on a 1-for-1 basis, subject to approval by Hollywood Entertainment shareholders.

  The Company recently formed its third venture capital fund, CMG@Ventures III, LLC (CMG@Ventures III), and has begun raising capital from outside investors for a corresponding outside investment fund, @Ventures III, L.P. The Company owns 100% of the capital and is entitled to 80% of the net capital gains of CMG@Ventures III, and will be entitled to 2% of the net capital gains of @Ventures III, L.P. These two funds will co-invest in all investment candidates based on a predetermined ratio. CMGI has committed to funding CMG@Ventures III up to the greater of $30 million or 19.9% of amounts committed to @Ventures III, L.P.

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

ITEM 11. - EXECUTIVE COMPENSATION

        Incorporated by reference from the portions of the Definitive Proxy Statement entitled "Executive Compensation,"and "Additional Information Compensation of Directors."

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


                                    PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (A)     Financial Statements, Financial Statement Schedule, and Exhibits

              1. Financial Statements. The financial statements as set forth under Item 8 of this report on Form 10-K/A are incorporated herein by reference. The following restated consolidated financial statements of Lycos, Inc. as required by Regulation S-X, Rule 3-09 are filed herewith as Exhibit 99.1:

                      - Independent Auditors' Report
                      - Consolidated Balance Sheets as of July 31, 1998
                        (Restated) and 1997
                      - Consolidated Statements of Operations for the three
                        years ended July 31, 1998 (Restated), 1997 and 1996
                      - Consolidated Statements of Stockholders' Equity for the
                        three years ended July 31, 1998 (Restated), 1997 and
                        1996
                      - Consolidated Statements of Cash Flows for the three
                        years ended July 31, 1998 (Restated), 1997 and 1996
                      - Notes to Consolidated Financial Statements (Restated)

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

10.01          Form of Indemnification Agreement executed          Previously filed.
               between the Company and each of the members of
               its Board of Directors (David S. Wetherell,
               William H. Berkman, Craig D. Goldman, John A.
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


 Exhibit No.                         Title                                                Method of Filing
 -----------                         -----                                                ----------------
10.33          First Amendment, dated as of May 26, 1998, to       Previously filed.
               Revolving Credit Agreement, dated May 14, 1997 by
               and among CMG Information Services, Inc. and
               BankBoston, N.A. and the other lending
               institutions listed on Schedule 1 to the Credit
               Agreement.

10.34          Second Amendment, dated as of April 9, 1998, to     Previously filed.
               Revolving Credit Agreement, dated May 14, 1997,
               by and among CMG Information Services, Inc. and
               BankBoston, N.A. and the other lending
               institutions listed on Schedule 1 to the Credit
               Agreement.

10.35          Third Amendment, dated as of May 31, 1998, to       Previously filed.
               Revolving Credit Agreement, dated May 14, 1997,
               by and among CMG Information Services, Inc. and
               BankBoston, N.A. and the other lending
               institutions listed on Schedule 1 to the Credit
               Agreement.

10.36          Fourth Amendment, dated as of August 14, 1998, to   Previously filed.
               Revolving Credit Agreement, dated May 14, 1997,
               by and among CMG Information Services, Inc. and
               BankBoston, N.A. and the other lending
               institutions listed on Schedule 1 to the Credit
               Agreement.

10.37          Fifth Amendment, dated as of September 30, 1998,    Previously filed.
               to Revolving Credit Agreement, dated May 14,
               1997, by and among CMG Information Services, Inc.
               and BankBoston, N.A. and the other lending
               institutions listed on Schedule 1 to the Credit
               Agreement.

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

10.57          Amended and Restated Revolving Credit and Term      Previously filed.
               Loan Agreement, dated as of June 11, 1998, among
               SalesLink Corporation, InSolutions Incorporated,
               Pacific Direct Marketing Corp., BankBoston, N.A.
               and the other lending institutions set forth in
               Schedule 1.

10.58          Amended and Restated Term Note, dated June 11,      Previously filed.
               1998, between SalesLink Corporation and
               InSolutions Incorporated and Imperial Bank.

10.59          Amended and Restated Term Note, dated June 11,      Previously filed.
               1998, between SalesLink Corporation and
               InSolutions Incorporated and BankBoston, N.A.

10.60          Fourth Amended and Restated Revolving Credit        Previously filed.
               Note, dated June 11, 1998, between SalesLink
               Corporation and InSolutions Incorporated and
               Imperial Bank.

10.61          Fourth Amended and Restated Revolving Credit        Previously filed.
               Note, dated June 11, 1998, between SalesLink
               Corporation and InSolutions Incorporated and
               BankBoston, N.A.

10.62          Amended and Restated Stock Pledge Agreement,        Previously filed.
               dated June 11, 1998, between SalesLink
               Corporation and BankBoston, N.A.

10.63          Amended and Restated Guaranty, dated as of June     Previously filed.
               11, 1998, by Pacific Direct Marketing Corp. in
               favor of BankBoston, N.A.

10.64          Amended and Restated Security Agreement, dated as   Previously filed.
               of June 11, 1998, among SalesLink Corporation,
               InSolutions Incorporated and BankBoston, N.A.

10.65          Amended and Restated Security Agreement, dated as   Previously filed.
               of June 11, 1998, between Pacific Direct
               Marketing Corp. and BankBoston, N.A.

10.66          Amended and Restated Trademark Collateral           Previously filed.
               Security and Pledge Agreement, dated as of June
               16, 1998, between SalesLink Corporation and
               BankBoston, N.A.

10.67          Trademark Collateral Security and Pledge            Previously filed.
               Agreement, dated as of June 11, 1998, between
               InSolutions Incorporated and BankBoston, N.A.


 Exhibit No.                         Title                                                Method of Filing
 -----------                         -----                                                ----------------
10.68          Registration Rights Agreement, dated June 16,       Previously filed.
               1998, between the listed shareholders and CMG
               Information Services, Inc.

10.69          CMG@Ventures II, LLC Operating Agreement, dated     Previously filed.
               as of February 26, 1998


21             Subsidiaries of the Registrant.                     Previously filed.

23.1           Consent of Independent Auditors.                    Filed herewith.

23.2           Consent of Independent Auditors for Lycos, Inc.     Filed herewith.

27.1           Restated Financial Data Schedule for the year       Filed herewith.
               ended July 31, 1998.

99.1           Restated Consolidated Financial Statements and      Filed herewith.
               Independent Auditors' Report Thereon of Lycos,
               Inc.

     * Management contracts and compensatory plans or arrangements.

(B)  Reports on Form 8-K

     On June 12, 1998, the Company filed a report on Form 8-K/A amending the Form 8-K dated April 8, 1998 in conjunction with the acquisition of all the issued and outstanding shares of capital stock of Accipiter, Inc. in exchange for approximately 2,528,000 shares of the Company's common stock.

     On July 1, 1998, the Company filed a report on Form 8-K dated June 16, 1998 in conjunction with the acquisition of all the issued and outstanding shares of capital stock of InSolutions, Incorporated in exchange for approximately 370,000 shares of the Company's common stock, $5 million in cash and a note payable to a former employee shareholder.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE
         --------------------------------------------------------------



The Board of Directors
CMGI, Inc. (formerly "CMG Information Services, Inc."):


The audits referred to in our report dated September 22, 1998, except for Note 19, which is as of October 27, 1998, and except for the restatement referred to in Notes 2, 3 and 14, as to which the date is May 7, 1999, included a related financial statement schedule as of July 31, 1998, and for each of the years in the three-year period ended July 31, 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                        /s/ KPMG LLP
                                                        KPMG LLP

Boston, Massachusetts
September 22, 1998, except for Note 19
which is as of October 27, 1998, and except for the restatement referred to in Notes 2, 3 and 14, as to which the date is May 7, 1999.

                                  CMGI, INC.
                                  SCHEDULE II
                       Valuation and Qualifying Accounts
                 For the years ended July 31, 1996, 1997, 1998



                                             Additions                        Deductions
                                 -------------------------------   -------------------------------

                                                           Additions         Deductions
 Accounts Receivable,                                      Charged to         (Charged
    Allowance for          Balance at                      Costs and           against             (a)         Balance at
      Doubtful            beginning of                   Expenses (Bad        Accounts      Deconsolidation/      end
      Accounts               period        Acquisitions  Debt Expense)       Receivable)      Dispositions     of period
      --------               ------        ------------  -------------       -----------      ------------     ---------
1996                      $ 47,000         $         --       $276,000     $           --   $             --     $323,000
1997                      $323,000             $395,000       $424,000            $186,000          $ 10,000     $946,000
1998                      $946,000             $264,000       $448,000            $ 99,000          $659,000     $900,000



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

CMGI, INC.
(Registrant)

Date: May 26, 1999                      By   /s/   David S. Wetherell
                                             ------------------------
                                             David S. Wetherell, President
Pursuant to the
requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature                               Title
---------                               -----

/s/  David S. Wetherell                 Chairman of the Board, President,
---------------------------------       Chief Executive Officer and Director
David S. Wetherell                      (Principal Executive Officer)

/s/  Andrew J. Hajducky III             Chief Financial Officer and
---------------------------------       Treasurer (Principal Financial and
     Andrew J. Hajducky III, CPA        Accounting Officer)



/s/  Craig D. Goldman                   Director
---------------------------------
     Craig D. Goldman



/s/  William H. Berkman                 Director
---------------------------------
     William H. Berkman



/s/  Robert J. Ranalli                  Director
---------------------------------
     Robert J. Ranalli




/s/  Avram Miller                       Director
---------------------------------
     Avram Miller