Form 10-Q/A
period 1998-10-31
CMGI INC
filed 1999-05-26
CIK 914712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

(Mark One)
  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the quarter ended October 31, 1998

  (_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                     Yes      X                No  __________
                          ---------

 Number of shares outstanding of the issuer's common stock, as of December 11,
                                     1998


     Common Stock, par value $.01 per share                   46,166,050
     --------------------------------------                   ----------
                   Class                            Number of shares outstandinG

                                  CMGI, INC.
                                  FORM 10-Q/A

                                     INDEX


                                                                        Page Number
                                                                        -----------
Part I.  FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets
             October 31, 1998 (Restated) and July 31, 1998 (Restated)             3

             Consolidated Statements of Operations
             Three months ended October 31, 1998 (Restated) and 1997            4-5

             Consolidated Statements of Cash Flows
             Three months ended October 31, 1998 (Restated) and 1997              6

             Notes to Interim Consolidated Financial Statements (Restated)     7-15

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              16-21

     Item 3. Quantitative and Qualitative Disclosures About Market Risk          22

Part II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                      23

SIGNATURE                                                                        24

This Quarterly Report on Form 10-Q/A ("Report") amends and supersedes, to the extent set forth herein, the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998 previously filed on December 15, 1998. As more particularly set forth below, the following financial and related information has been updated in connection with the filing of the restated financial statements included herein. Additionally, all share amounts of the Registrant's common stock contained in this Report have been retroactively adjusted to reflect a 2-for-1 stock split effected by the Registrant in the form of a stock dividend on January 11, 1999.

                          CMGI, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
              (in thousands, except share and per share amounts)

                                                                                      October 31,               July 31,
                                                                                         1998                     1998
                                                                                         ----                     ----
                                                                                     (Unaudited and            (Restated)
                                       ASSETS                                           Restated)
Current assets:
  Cash and cash equivalents                                                            $     6,639            $  61,537
  Available-for-sale securities                                                             92,287                5,764
  Accounts receivable, trade, less allowance for doubtful accounts                          26,302               21,431
  Inventories                                                                                9,547                8,250
  Prepaid expenses                                                                           2,923                2,991
  Net current assets of discontinued operations                                              1,084                  482
  Other current assets                                                                       1,991                2,364
                                                                                       -----------            ---------
              Total current assets                                                         140,773              102,819

Property and equipment, net                                                                 12,725               13,403
Investments in affiliates                                                                  131,574               82,616
Cost in excess of net assets of subsidiaries acquired, net of accumulated                   54,361               55,770
 amortization
Net non-current assets of discontinued operations                                            1,135                1,246
Other assets                                                                                 7,978                3,964
                                                                                       -----------            ---------
                                                                                       $   348,546            $ 259,818
                                                                                       ===========            =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                        $    24,800            $  27,656
  Current installments of long-term debt                                                    16,966               16,594
  Accounts payable                                                                          16,946               10,809
  Accrued income taxes                                                                          --               10,085
  Accrued expenses                                                                          20,528               18,731
  Deferred revenues                                                                         10,292                4,932
  Deferred income taxes                                                                     14,056                   --
  Other current liabilities                                                                    890                1,228
                                                                                       -----------            ---------
             Total current liabilities                                                     104,478               90,035

Long-term debt, less current installments                                                    1,001                1,373
Deferred income taxes                                                                       28,312               15,536
Other long-term liabilities                                                                  4,482                4,428
Minority interest                                                                           37,472               15,310
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued                     --                   --
  Common stock, $.01 par value.  Authorized 100,000,000 shares; issued 46,146,872
   shares at October 31, 1998 and 46,067,886 shares at July 31, 1998                           462                  461
  Additional paid-in capital                                                                92,191               91,029
  Net unrealized loss on available-for-sale securities                                        (525)                (436)
  Deferred compensation                                                                     (1,109)              (1,442)
  Retained earnings                                                                         81,782               43,524
                                                                                       -----------            ---------
Total stockholders' equity                                                                 172,801              133,136
                                                                                       -----------            ---------
                                                                                       $   348,546            $ 259,818
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

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                   (in thousands, except per share amounts)

                                                                                            Three months ended October 31,
                                                                                        --------------------------------------
                                                                                               1998                1997
                                                                                        ------------------  ------------------
                                                                                           (Restated)
Net revenues                                                                                $    37,405           $  22,595
Operating expenses:
  Cost of revenues                                                                               35,625              13,675
  Research and development                                                                        5,353               6,047
  Selling                                                                                         8,238              10,537
  General and administrative                                                                      8,317               4,534
                                                                                        ------------------  ------------------
   Total operating expenses                                                                      57,533              34,793
                                                                                        ------------------  ------------------

Operating loss                                                                                  (20,128)            (12,198)
                                                                                        ------------------  ------------------
Other income (deductions):
  Interest income                                                                                   559                 843
  Interest expense                                                                               (1,068)               (770)
  Gain on sale of Lycos, Inc. common stock                                                        1,879               6,324
  Gain on sale of available-for-sale securities                                                      --               4,174
  Gain (loss) on stock issuance by Lycos, Inc.                                                   20,374                 (94)
  Gain on stock issuance by GeoCities                                                            24,132                  --
  Gain on sale of investment in Sage Enterprises, Inc.                                           19,057                  --
  Gain on sale of investment in Reel.com, Inc.                                                   23,158                  --
  Equity in losses of affiliates                                                                 (3,359)             (1,529)
  Minority interest                                                                                 101                 (28)
                                                                                        ------------------  ------------------
                                                                                                 84,833               8,920
                                                                                        ------------------  ------------------

Income (loss) from continuing operations before income taxes                                     64,705              (3,278)
Income tax expense (benefit)                                                                     26,316              (1,019)
                                                                                        ------------------  ------------------
Income (loss) from continuing operations                                                         38,389              (2,259)

Discontinued operations, net of income taxes:
  Loss from operations of lists and database services segment                                      (131)                (34)
  Gain on sale of data warehouse product rights                                                      --               4,978
                                                                                        ------------------  ------------------

Net income                                                                                  $    38,258           $   2,685
                                                                                        ==================  ==================

                          CMGI, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS -- (CONTINUED)
                                  (unaudited)

                   (in thousands, except per share amounts)

                                                                                    Three months ended October 31,
                                                                                --------------------------------------
                                                                                       1998                1997
                                                                                ------------------  ------------------
                                                                                   (Restated)
Basic earnings per share:
  Income (loss) from continuing operations                                        $        0.83          $     (0.06)
  Loss from discontinued operations of lists and database services
   segment                                                                                   --                   --

  Gain on sale of data warehouse product rights                                              --                 0.13
                                                                                ------------------  ------------------
  Net income                                                                      $        0.83          $      0.07
                                                                                ==================  ==================

Diluted earnings per share:
  Income (loss) from continuing operations                                        $        0.77          $     (0.06)
  Loss from discontinued operations of lists and database services
   segment                                                                                   --                   --

  Gain on sale of data warehouse product rights                                              --                 0.13
                                                                                ------------------  ------------------
  Net income                                                                      $        0.77          $      0.07
                                                                                ==================  ==================

Weighted average shares outstanding:
  Basic                                                                                  46,082               38,716
                                                                                ==================  ==================
  Diluted                                                                                49,932               38,716
                                                                                ==================  ==================

   The accompanying notes are an integral part of the consolidated financial statements.

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                (in thousands)

                                                                                            Three months ended October 31,
                                                                                        --------------------------------------
                                                                                               1998                1997
                                                                                        ------------------  ------------------
                                                                                           (Restated)
Cash flows from operating activities:
  Income (loss) from continuing operations                                                 $ 38,389               $ (2,259)
  Adjustments to reconcile income (loss) from continuing operations to net cash used for continuing operations:
    Depreciation and amortization                                                             2,809                  1,522
    Deferred income taxes                                                                    29,196                 (1,183)
    Non-operating gains, net                                                                (88,600)               (10,404)
    Equity in losses of affiliates                                                            3,359                  1,529
    Minority interest                                                                          (101)                    28
    Changes in operating assets and liabilities, excluding effects of acquired companies:
     Trade accounts receivable                                                               (4,871)                (1,495)
     Inventories                                                                             (1,297)                (1,607)
     Prepaid expenses                                                                            68                 (1,387)
     Accounts payable and accrued expenses                                                    7,764                  1,486
     Deferred revenues                                                                        5,360                  1,308
     Refundable and accrued income taxes, net                                               (11,517)                 3,672
     Other assets and liabilities                                                              (167)                    (6)
                                                                                        ------------------  ------------------
Net cash used for operating activities of continuing operations                             (19,608)                (8,796)
Net cash used for operating activities of discontinued operations                              (617)                (3,574)
                                                                                        ------------------  ------------------
Net cash used for operating activities                                                      (20,225)               (12,370)
                                                                                        ------------------  ------------------

Cash flows from investing activities:
  Additions to property and equipment- continuing operations                                 (2,177)                (1,979)
  Additions to property and equipment- discontinued operations                                   (5)                   (38)
  Purchase of available-for-sale securities                                                 (31,123)                    --
  Proceeds from sale of available-for-sale securities                                            --                  7,555
  Proceeds from sale of data warehouse product rights                                            --                  9,543
  Proceeds from sale of Lycos, Inc. common stock                                              2,520                  7,149
  Investments in affiliates                                                                  (4,827)                (3,516)
  Other                                                                                       1,793                   (126)
                                                                                        ------------------  ------------------
Net cash provided by (used for) investing activities                                        (33,819)                18,588
                                                                                        ------------------  ------------------

Cash flows from financing activities:
  Net repayments of notes payable                                                            (2,856)               (10,000)
  Repayments of long-term debt                                                                   --                   (697)
  Net proceeds from issuance of common stock                                                    261                    425
  Net proceeds from issuance of stock by subsidiaries                                         1,945                    477
  Other                                                                                        (204)                 1,061
                                                                                        ------------------  ------------------
Net cash used for financing activities                                                         (854)                (8,734)
                                                                                        ------------------  ------------------

Net decrease in cash and cash equivalents                                                   (54,898)                (2,516)
Cash and cash equivalents at beginning of period                                             61,537                 59,762
                                                                                        ------------------  ------------------
Cash and cash equivalents at end of period                                                 $  6,639               $ 57,246
                                                                                        ==================  ==================

   The accompanying notes are an integral part of the consolidated financial statements.

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of Presentation

The accompanying consolidated financial statements have been prepared by CMGI, Inc. ("CMGI" or "the Company", formerly CMG Information Services Inc.) in accordance with generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 1998 which are contained in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission ("the SEC") on May 26, 1999. The results for the three month period ended October 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with current year presentation.


B.   Restatement Related to In-Process Research and Development Expense

The accompanying consolidated financial statements have been restated to reflect the impact of adjustments made by Lycos, Inc. (Lycos) to its previously reported in-process research and development charges associated with Lycos' acquisitions of Tripod, Inc., WiseWire Corporation, GuestWorld, Inc. and WhoWhere? Inc. during CMGI's third and fourth quarters of fiscal 1998 and first quarter of fiscal 1999. The accompanying consolidated financial statements have also been restated to reflect a change in the original accounting for the purchase price allocation related to CMGI's acquisition of Accipiter, Inc. (Accipiter) in the third fiscal quarter of 1998.

Lycos reduced the amount of its charges for in-process research and development in connection with the above noted acquisitions and, correspondingly, increased the amounts allocated to intangible assets by $89.4 million. During the periods effected, CMGI's ownership in Lycos ranged from approximately 46% to approximately 22%, and CMGI accounted for its investment in Lycos under the equity method of accounting, whereby CMGI's portion of the net operating performance of Lycos was reflected in equity in losses of affiliates. Additionally, during such periods CMGI recorded gains on sales of portions of its Lycos stock holdings, and recorded gains on issuances of stock by Lycos. As a result of the Lycos restatements, CMGI has accordingly restated previously reported equity in losses of Lycos, gains on sales of Lycos stock and gains on issuance of stock by Lycos for CMGI's fiscal quarters ended April 30, 1998, July 31, 1998 and October 31, 1998. Lycos' reduction of previously recorded in-process research and development charges resulted in higher gains on Lycos stock issuances recorded by the Company, thereby increasing CMGI's book basis in its Lycos investment and resulting in lower gains on sales of Lycos stock and reduced gains on Lycos stock issuances in subsequent quarters. Related higher amortization charges recorded by Lycos in subsequent quarters resulted in higher equity in loss of affiliates amounts recorded by CMGI.

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

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


B.   Restatement Related to In-Process Research and Development Expense
     (Continued)

The effect of the restatement on previously reported consolidated financial statements as of and for the three months ended October 31, 1998 and as of July 31, 1998 is as follows (in thousands, except per share amounts):

Statements of Operations:
                                                                     Three Months Ended
                                                                      October 31, 1998
                                                                  -------------------------
                                                                  As Reported      Restated
                                                                  -----------      --------
Cost of revenues                                                 $ 35,545          $ 35,625
General and administrative expenses                                 7,936             8,317
Operating loss                                                    (19,667)          (20,128)
Gain on sale of Lycos, Inc. common stock                            2,018             1,879
Gain on stock issuance by Lycos, Inc.                              19,182            20,374
Equity in losses of affiliates                                     (2,589)           (3,359)
Income from continuing operations before income taxes              64,883            64,705
Income tax expense                                                 26,199            26,316
Income from continuing operations                                  38,684            38,389
Net income                                                         38,553            38,258
Basic income from continuing operations per share                    0.84              0.83
Basic net income per share                                           0.84              0.83

Balance Sheets:

                                                                      October 31, 1998                      July 31, 1998
                                                                      ----------------                      -------------
                                                                As Reported        Restated         As Reported       Restated
                                                                -----------        --------         -----------       --------
Investments in affiliates                                        $115,057          $131,574          $ 66,187        $ 82,616
Cost in excess of net assets of subsidiaries acquired,
 net of accumulated amortization                                   48,238            54,361            49,301          55,770
Other assets                                                        6,367             7,978             2,238           3,964
Total assets                                                      324,295           348,546           235,194         259,818
Non-current deferred income tax liabilities                        23,187            28,312            10,528          15,536
Minority interest                                                  33,402            37,472            11,045          15,310
Retained earnings                                                  66,726            81,782            28,173          43,524
Total stockholders' equity                                        157,745           172,801           117,785         133,136

       NOTE: All "As Reported" and "As Restated" amounts in the above table have been retroactively adjusted to reflect the presentation of the Company's lists and database services segment as discontinued operations and to reflect a two-for-one stock split effected in the form of a stock dividend by the Company on January 11, 1999.

C.     Discontinued Operations

On March 11, 1999, the Company announced the signing of a binding agreement to sell its wholly-owned subsidiary, CMG Direct Corporation (CMG Direct) to Marketing Services Group, Inc. (MSGI). At the time, CMG Direct comprised the Company's entire lists and database services segment. As a result, the operations of the Company's lists and database services segment have been reflected as income (loss) from discontinued operations. The gain on sale of certain data warehouse product rights by the Company's subsidiary, Engage Technologies, Inc. (Engage) in the first quarter of fiscal 1998 has also been reflected as discontinued operations. These data warehouse products were developed by Engage during fiscal 1996 and 1997, when Engage was included in the Company's lists and database services segment. CMG Direct's net assets, which included accounts receivable, prepaid expenses, net property and equipment, net goodwill, other assets, accounts payable, accrued expenses and other liabilities are reported as net current and non-current assets of discontinued operations at October 31, 1998.

                     CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)


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

The following table contains summarized financial information for Lycos for the quarter ended October 31, 1998, as restated to reflect Lycos' adjustments to in-process research and development charges and amortization of acquisition related intangible assets (See Note B):

(in thousands)
Condensed Statement of Operations:

                                                                                           Quarter
                                                                                            Ended
                                                                                          October 31,
                                                                                          -----------
                                                                                             1998
                                                                                             ----
Net revenues                                                                            $       24,784
                                                                                       ================
Operating loss                                                                          $      (15,612)
                                                                                       ================
Net loss                                                                                $       (3,596)
                                                                                       ================

Condensed Balance Sheet:

                                                                                          October 31,
                                                                                             1998
                                                                                       ----------------
Current assets                                                                          $      203,041
Non-current assets                                                                             272,991
                                                                                       ----------------
Total assets                                                                            $      476,032
                                                                                       ================

Current liabilities                                                                     $       53,694
Non-current liabilities                                                                         29,873
Stockholders' equity                                                                           392,465
                                                                                       ----------------
Total liabilities and stockholders' equity                                              $      476,032
                                                                                       ================

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

The Company recorded a pre-tax gain of $20,374,000 in the first quarter of fiscal 1999 resulting from the issuance of stock by Lycos. The gain for the quarter was primarily related to the issuance of 4.1 million shares by Lycos during August, 1998 in its acquisition of WhoWhere? Inc., net of the impact of an in-process research and development charge recorded by Lycos related to the acquisition. As a result of the issuance of stock by Lycos for the acquisition of WhoWhere? Inc., the Company's ownership interest in Lycos was reduced from approximately 24% to approximately 22%. The gain was recorded net of the interest attributable to CMG@Ventures I's profit members.

H.   Investments in Affiliates

During the first quarter of fiscal year 1999, the Company, through its limited liability company subsidiary, CMG@Ventures III, LLC, invested a total of $1,142,000 to acquire initial minority ownership interests in three Internet companies, including Raging Bull, Asimba and Virtual Ink. Raging Bull is a financial Web message board service that offers the ability to filter content and tailor personally relevant financial information to meet users' needs. Asimba is creating a content rich, personalized, online community for the competitive and recreational sports market. Virtual Ink is a newly launched company focused on the development of Digital Meeting Assistant TM (DMA) technologies. All of the above investments are carried at cost in CMGI's consolidated financial statements. See the Company's Report on Form 10-K/A for the year ended July 31, 1998 for a description of the structure of CMG@Ventures III, LLC and @Ventures III, L.P.

Also during the first fiscal quarter of 1999, the Company invested an additional $2 million in Magnitude Network, LLC (Magnitude Network), increasing CMGI's ownership percentage in Magnitude Network to 23% at October 31, 1998 from 5% at July 31, 1998. Accordingly, beginning October 22, 1998, the Company began accounting for its investment in Magnitude Network under the equity method of accounting, rather than the cost method. The acquisition accounting and valuation for the investment in Magnitude Network may result in a significant portion of the investment being identified as in-process research and development, in accordance with valuation methodologies provided by the Securities and Exchange Commission, which will be charged to operating results when the amount is determined.

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


I.   Sales of Lycos stock

During the first quarter of fiscal year 1999, CMG@Ventures I distributed 3,585,207 of its shares of Lycos common stock to the Company, and 558,317 shares to CMG@Ventures I's profit members. During the first quarter of fiscal 1999 the Company sold 70,000 of its Lycos shares on the open market. As a result of the sale, the Company received proceeds of $2,520,000, and recognized a pre-tax gain of $1,879,000, reported net of the associated interest attributed to CMG@Ventures I's profit members, reflected as "Gain on sale of Lycos, Inc. common stock."

J.   Segment Information

The Company's continuing operations are classified in two primary business segments: (i) investment and development and (ii) fulfillment services. The Company's lists and database services segment is reported as discontinued operations (see Note C). Summarized financial information by business segment for continuing operations is as follows:

                                                           Three months ended October 31,
                                                           ------------------------------
                                                           1998                       1997
                                                           ----                       ----
Net revenues:
    Investment and development                               $  4,912,000        $ 10,571,000
    Fulfillment services                                       32,493,000          12,024,000
                                                             ------------        ------------
                                                             $ 37,405,000        $ 22,595,000
                                                             ============        ============

Operating income (loss):
    Investment and development                               $(20,385,000)       $(13,259,000)
    Fulfillment services                                          257,000           1,061,000
                                                             ------------        ------------
                                                             $(20,128,000)       $(12,198,000)
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


                                                         Three Months Ended
                                      October 31,        January 31,   April 30,     July 31,
                                      -----------        ----------    --------      --------
                                         1997               1998        1998          1998          Total
                                         ----               ----        ----          ----          -----
As Reported                            $1,061,000        $1,149,000   $1,547,000   $(2,313,000)   $1,444,000
                                       ==========        ==========   ==========   ===========    ==========

As Restated                            $  279,000        $  335,000   $  656,000   $   174,000    $1,444,000
                                       ==========        ==========   ==========   ===========    ==========


                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


L.   Borrowing Arrangements

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


M.   Earnings Per Share

During the quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 required the Company to change the method formerly used to compute earnings per share and to restate all prior periods presented. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Weighted average common equivalent shares outstanding during the period, using the "treasury stock method", are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Since the Company reported a loss from continuing operations for the three months ended October 31, 1997, weighted average common equivalent shares have been excluded from the calculation of diluted earnings per share.

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

The following table sets forth the reconciliation of the numerators and denominators for the earnings per share calculations per SFAS No. 128:

(in thousands, except per share amounts)
                                                                                           Three months ended October 31,
                                                                                           ------------------------------
                                                                                               1998            1997
                                                                                               ----            ----
Basic net income per share:
--------------------------

Income (loss) from continuing operations                                                      $38,389           $(2,259)
Loss from discontinued operations of lists and
  database services segment                                                                      (131)              (34)

Gain on sale of data warehouse product rights                                                      --             4,978
                                                                                              -------           -------
Net income                                                                                    $38,258           $ 2,685
                                                                                              =======           =======

Weighted average shares outstanding                                                            46,082            38,716
                                                                                              =======           =======

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


M.     Earnings Per Share (Continued)

(in thousands, except per share amounts)

                                                                                              Three months ended October 31,
                                                                                              ------------------------------
                                                                                                 1998                1997
                                                                                                 ----                ----
Diluted net income per share:
----------------------------
Income (loss) from continuing operations                                                        $38,389             $(2,259)
Net effect of income attributable to dilutive
 subsidiary stock equivalents                                                                        --                (237)
                                                                                                -------             -------
Income (loss) from continuing operations available
  to common stockholders                                                                         38,389              (2,496)

Loss from discontinued operations of lists and
  database services segment                                                                        (131)                (34)

Gain on sale of data warehouse product rights                                                        --               4,978
                                                                                                -------             -------
Net income available to common stockholders                                                     $38,258             $ 2,448
                                                                                                =======             =======

Weighted average shares outstanding                                                              46,082              38,716
Weighted average number of dilutive common
 stock equivalents outstanding                                                                    3,850                  --
                                                                                                -------             -------
Shares used in computing diluted earnings per
 share                                                                                           49,932              38,716
                                                                                                =======             =======

N.   Comprehensive Income

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

The components of comprehensive income, net of tax, are as follows:

(in thousands)                                                                                Three months ended October 31,
                                                                                              -----------------------------
                                                                                                  1998               1997
                                                                                                  ----               ----
Net income                                                                                      $38,258              $2,685
Net unrealized holding loss arising during period                                                   (89)                 --
                                                                                                -------              ------
Comprehensive income                                                                            $38,169              $2,685
                                                                                                =======              ======

O.   Consolidated Statements of Cash Flows Supplemental Information

(in thousands)                                                                                Three months ended October 31,
                                                                                              ------------------------------
                                                                                                  1998            1997
                                                                                                  ----            ----
Cash paid during the period for:
   Interest                                                                                     $   868           $     717
                                                                                                 ======               =====
   Income taxes                                                                                 $ 8,567            $     83
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

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


P.   Available-for-Sale Securities

At October 31, 1998, available-for-sale securities consist of the following securities held by CMGI directly: 238,160 shares of Red Brick Systems, Inc. common stock; 386,473 shares of Open Market, Inc. common stock; and 1,524,644 common and 803,290 convertible preferred shares of Hollywood Entertainment stock. Also at October 31, 1998, available-for-sale securities consist of the following securities held by CMG@Ventures II: 192,094 shares of Amazon.com common stock, as well as 1,943,783 common and 485,946 convertible preferred shares of Hollywood Entertainment stock. Subject to the terms of CMG@Ventures II's operating agreement, certain of the shares held by CMG@Ventures II may be allocated to CMG@Ventures II's profit members in the future.

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

The Hollywood Entertainment common and convertible preferred shares held by CMGI and CMG@Ventures II are subject to restrictions on transferability until September 1, 1999.


Q.   New Accounting Pronouncements

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


R.   Subsequent Events

In November, 1998, CMGI received a distribution of 169,538 shares of Amazon.com stock from CMG@Ventures II. CMGI sold these shares for total proceeds of $27,177,169 in November, 1998.

In October, 1998, Lycos announced it had entered into a definitive agreement to acquire Wired Digital, Inc. in exchange for consideration including newly issued Lycos stock. Upon completion of this transaction and issuance of additional Lycos shares, the Company's ownership interest in Lycos will fall below 20% of Lycos' outstanding shares. Accordingly, CMGI will begin accounting for its investment in Lycos as available-for-sale securities, carried at fair value, rather than under the equity method.

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


R.   Subsequent Events (Continued)

Beginning in November, 1998, CMGI's ownership interest in Vicinity was reduced to below 50% as a result of employee stock option exercises. As such, beginning in November, 1998, the Company will begin to account for its remaining investment in Vicinity under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Vicinity were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Vicinity were consolidated with those of CMGI's other majority-owned subsidiaries in the Company's consolidated balance sheets.

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

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this report, and the risks discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included in the Company's Annual Report on Form 10-K/A for the year ended July 31, 1998.

Restatement Related to In-Process Research and Development Expense

       The accompanying consolidated financial statements have been restated to reflect the impact of adjustments made by Lycos, Inc. (Lycos) to its previously reported in-process research and development charges associated with Lycos' acquisitions of Tripod, Inc., WiseWire Corporation, GuestWorld, Inc. and WhoWhere? Inc. during CMGI's third and fourth quarters of fiscal 1998 and first quarter of fiscal 1999. The accompanying consolidated financial statements have also been restated to reflect a change in the original accounting for the purchase price allocation related to CMGI's acquisition of Accipiter, Inc. (Accipiter) in the third fiscal quarter of 1998.

     Lycos reduced the amount of its charges for in-process research and development in connection with the above noted acquisitions and, correspondingly, increased the amounts allocated to intangible assets by $89.4 million. During the periods effected, CMGI's ownership in Lycos ranged from approximately 46% to approximately 22%, and CMGI accounted for its investment in Lycos under the equity method of accounting, whereby CMGI's portion of the net operating performance of Lycos was reflected in equity in losses of affiliates. Additionally, during such periods CMGI recorded gains on sales of portions of its Lycos stock holdings, and recorded gains on issuances of stock by Lycos. As a result of the Lycos restatements, CMGI has accordingly restated previously reported equity in losses of Lycos, gains on sales of Lycos stock and gains on issuance of stock by Lycos for CMGI's fiscal quarters ended April 30, 1998, July 31, 1998 and October 31, 1998. Lycos' reduction of previously recorded in-process research and development charges resulted in higher gains on Lycos stock issuances recorded by the Company, thereby increasing CMGI's book basis in its Lycos investment and resulting in lower gains on sales of Lycos stock and reduced gains on Lycos stock issuances in subsequent quarters. Related higher amortization charges recorded by Lycos in subsequent quarters resulted in higher equity in loss of affiliates amounts recorded by CMGI.

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

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


     The effect of the restatement on previously reported consolidated financial statements as of and for the three months ended October 31, 1998 and as of July 31, 1998 is as follows (in thousands, except per share amounts):


Statements of Operations:

                                                                                 Three Months Ended
                                                                                  October 31, 1998
                                                                                  ----------------
                                                                             As Reported      Restated
                                                                             -----------      --------
Cost of revenues                                                             $ 35,545        $  35,625
General and administrative expenses                                             7,936            8,317
Operating loss                                                                (19,667)         (20,128)
Gain on sale of Lycos, Inc. common stock                                        2,018            1,879
Gain on stock issuance by Lycos, Inc.                                          19,182           20,374
Equity in losses of affiliates                                                 (2,589)          (3,359)
Income from continuing operations before income taxes                          64,883           64,705
Income tax expense                                                             26,199           26,316
Income from continuing operations                                              38,684           38,389
Net income                                                                     38,553           38,258
Basic income from continuing operations per share                                0.84             0.83
Basic net income per share                                                       0.84             0.83

Balance Sheets:

                                                                   October 31, 1998                     July 31, 1998
                                                                   ----------------                     -------------
                                                              As Reported        Restated        As Reported       Restated
                                                              -----------        --------        -----------       --------
Investments in affiliates                                     $ 115,057         $ 131,574         $   66,187      $  82,616
Cost in excess of net assets of subsidiaries acquired,
 net of accumulated amortization                                 48,238            54,361             49,301         55,770
Other assets                                                      6,367             7,978              2,238          3,964
Total assets                                                    324,295           348,546            235,194        259,818
Non-current deferred income tax liabilities                      23,187            28,312             10,528         15,536
Minority interest                                                33,402            37,472             11,045         15,310
Retained earnings                                                66,726            81,782             28,173         43,524
Total stockholders' equity                                      157,745           172,801            117,785        133,136

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

                                                        Three Months Ended
                                      October 31,    January 31,    April 30,       July 31,
                                      -----------    -----------    ---------       --------
                                          1997           1998          1998           1998          Total
                                          ----           ----          ----           ----          -----
As Reported                        $    1,061,000    $  1,149,000   $ 1,547,000   $ (2,313,000)   $ 1,444,000
                                   ==============    ============   ===========   =============   ===========

As Restated                        $      279,000    $    335,000   $   656,000   $    174,000    $ 1,444,000
                                   ==============    ============   ===========   =============   ===========

Discontinued Operations

     On March 11, 1999, the Company announced the signing of a binding agreement to sell its wholly-owned subsidiary, CMG Direct to Marketing Services Group, Inc
(MSGI). At the time, CMG Direct comprised the Company's entire lists and database services segment. As a result, the operations of the Company's lists and database services segment have been reflected as income (loss) from discontinued operations in the accompanying consolidated financial statements. The gain on sale of certain data warehouse product rights by the Company's subsidiary, Engage Technologies, Inc. (Engage) in the first quarter of fiscal 1998 has also been reflected as discontinued operations. These data warehouse products were developed by Engage during fiscal 1996 and 1997, when Engage was included in the Company's lists and database services segment. CMG Direct's net assets, which included accounts receivable, prepaid expenses, net property and equipment, net goodwill, other assets, accounts payable, accrued expenses and other liabilities are reported as net current and non-current assets of discontinued operations at October 31, 1998. Certain prior period amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to reflect the Company's lists and database services segment as discontinued operations.


Three months ended October 31, 1998 compared to three months ended October 31, 1997

     Net revenues for the quarter ended October 31, 1998 increased $14,810,000, or 66%, to $37,405,000 from $22,595,000 for the quarter ended October 31, 1997.
The increase was largely attributable to an increase of $20,469,000 in net revenues for the Company's fulfillment services segment, reflecting the acquisitions of On-Demand Solutions and InSolutions during the fourth quarter of fiscal 1998. Additionally, net revenues in the Company's investment and development segment decreased $5,659,000 primarily reflecting the impact of the deconsolidation of Lycos. Lycos net revenues for the quarter ended October 31, 1997 were $9,303,000. Absent the impact of Lycos, net revenues in the investment and development segment increased by $3,644,000 reflecting improved sales by Engage, Navisite, Planet Direct, ADSmart and Vicinity. The Company believes that its portfolio of companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities during fiscal 1999. Therefore, the Company expects to report future revenue growth.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


     Cost of revenues increased $21,950,000, or 161%, to $35,625,000 in the first quarter of fiscal 1999 from $13,675,000 for the corresponding period in fiscal 1998, primarily reflecting increases of $19,315,000 and $2,635,000 in the fulfillment services and investment and development segments, respectively. Adjusted for the $782,000 impact of prior year understatements, cost of sales increased $18,533,000 in the fulfillment services segment resulting from higher revenues, the acquisitions of On-Demand Solutions and InSolutions, and incremental costs incurred in fiscal 1999 associated with relocating SalesLink's Boston operations to a more efficient facility. Investment and development segment cost of sales increases were primarily attributable to higher revenues and the acceleration of operations in the segment, partially offset by $1,878,000 lower cost of sales resulting from the deconsolidation of Lycos beginning in the second quarter of fiscal 1998. The start-up of Internet operations with minimal revenues during early stages, and the impact of deconsolidating Lycos, are the primary reasons cost of revenues as a percentage of revenues in the investment and development segment increased to 146% in the first quarter of fiscal 1999 from 43% in the prior year. After adjusting for prior year understatements, fulfillment services segment cost of revenues as a percentage of net revenues increased to 88% in the first quarter of fiscal 1999 from 82% in the first quarter of fiscal 1998, reflecting operating inefficiencies during a period of high volume growth and the impact of facilities relocation costs incurred.

     Research and development expenses decreased $694,000, or 11%, to $5,353,000 in the quarter ended October 31, 1998 from $6,047,000 in the prior year's first quarter. In the investment and development segment, research and development expenses decreased $694,000, primarily reflecting a $1,436,000 reduction due to the deconsolidation of Lycos, offset by an increase in expenditures primarily associated with the development of NaviNet's technology platform. Of the Company's investments made during the first quarter of fiscal year 1999, the acquisition accounting and valuation for the investment of $2.0 million in Magnitude Network may result in a significant portion of the purchase price being identified as in-process research and development, in accordance with valuation methodologies provided by the Securities and Exchange Commission, which will be charged to operating results when the amount is determined. The Company anticipates it will continue to devote substantial resources to product development and that these costs may substantially increase in future periods.

     Selling expenses decreased $2,299,000 or 22% to $8,238,000 in the first quarter ended October 31, 1998 from $10,537,000 for the corresponding period in fiscal 1998, primarily reflecting a $2,556,000 decrease in the Company's investment and development segment. Investment and development results include a $5,479,000 decrease due to the deconsolidation of Lycos, offset by sales and marketing efforts related to several product launches and continued growth of sales and marketing infrastructures. Selling expenses in the fulfillment services segment increased by $257,000 in comparison with last year's first quarter due to the acquisitions of On-Demand Solutions and Insolutions. Selling expenses decreased as a percentage of net revenues to 22% in the first quarter of fiscal 1999 from 47% for the corresponding period in fiscal 1998, primarily reflecting the impact of increased revenues. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that these costs will substantially increase in future periods.

     General and administrative expenses increased $3,783,000, or 83%, to $8,317,000 in the first quarter of fiscal 1999 from $4,534,000 for the corresponding period in fiscal 1998. The investment and development segment experienced an increase of $2,082,000, primarily due to the building of management infrastructures in several of the Company's Internet investments. Such increases were somewhat offset by reductions associated with the deconsolidation of Lycos in the amount of $944,000. General and administrative expenses in the fulfillment services segment increased by $1,701,000 in comparison with last year's first quarter, largely due to the acquisitions of On-Demand Solutions and InSolutions, including $381,000 higher goodwill charges, and general and administrative expenses in the lists and database services segment were essentially level. General and administrative expenses increased as a percentage of net sales to 22% in the first quarter of fiscal 1999 from 20% in the first quarter of fiscal 1998. The Company anticipates that its general and administrative expenses will continue to increase significantly as the Company's subsidiaries, particularly in the investment and development segment, continue to grow and expand their administrative staffs and infrastructures.

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

     Income tax expense in the first quarter of fiscal 1999 was $26,316,000. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for the first quarter of fiscal 1999, Gains on stock issuances by Lycos and GeoCities, Gains on sales of investments in Sage Enterprises, Inc. and Reel.com, Inc., and gain on sale of Lycos, Inc. common stock were excluded.

     Gain on sale of data warehouse product rights occurred when the Company's subsidiary, Engage, sold certain rights to its Engage.Fusion(TM) and Engage.Discover(TM) data warehouse products to Red Brick Systems, Inc. (Red Brick) for $9.5 million and 238,160 shares of Red Brick common stock.


Liquidity and Capital Resources

     Working capital at October 31, 1998 increased to $36.3 million compared to
$12.8 million at July 31, 1998.   The Company's principal uses of capital during
the first quarter of fiscal 1999 were $20.2 million for funding of operations, primarily those of start-up activities in the Company's investment and development segment, $31.1 million for the purchase of Hollywood Entertainment stock, $4.8 million for investments in affiliates, $2.9 million for net repayments of notes payable, and $2.2 million for purchases of property and equipment. The Company's principal sources of capital during the first quarter of fiscal 1999 were $2.5 million received from the sale of 70,000 shares of Lycos stock and $1.9 million net proceeds from issuance of stock by subsidiaries.

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

                    27.1             Restated Financial Data Schedule for the          Filed herewith.
                                     three months ended October 31, 1998.

                    (b)  Reports on Form 8-K.

                    None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CMGI, Inc.

                                    By:   /s/ Andrew J. Hajducky III
                                          --------------------------
Date:  May 26, 1999                       Andrew J. Hajducky III, CPA
                                          Chief Financial Officer and Treasurer
                                          Principal)
                                          Financial and Accounting Officer)