Form 10-Q/A
period 1999-01-31
CMGI INC
filed 1999-05-26
CIK 914712

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
    (State or other jurisdiction of              (I.R.S. Employer Identification
     incorporation or organization)                             No.)


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

                     Yes      X                No  __________
                          ---------

Number of shares outstanding of the issuer's common stock, as of March 12, 1999


     Common Stock, par value $.01 per share                  46,679,750
     ---------------------------------------                 ----------
                    Class                           Number of shares outstanding

                                  CMGI, INC.
                                  FORM 10-Q/A

                                     INDEX

                                                                                           Page Number
                                                                                           -----------
Part I.  FINANCIAL INFORMATION


  Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets
          January 31, 1999 (Restated) and July 31, 1998 (Restated)                               3

          Consolidated Statements of Operations
          Three and six months ended January 31, 1999 (Restated) and 1998                        4

          Consolidated Statements of Cash Flows
          Six months ended January 31, 1999 (Restated) and 1998                                  5

          Notes to Interim Consolidated Financial Statements (Restated)                         6-16


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                  17-27

  Item 3. Quantitative and Qualitative Disclosures About Market Risk                            28

Part II. OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds                                             29

  Item 4. Submission of Matters to a Vote of Security Holders                                   30

  Item 6. Exhibits and Reports on Form 8-K                                                     30-31

SIGNATURE                                                                                       32

This Quarterly Report on Form 10-Q/A ("Report") Amends and supersedes, to the extent set forth herein, the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1999 previously filed on March 17, 1999. as more particularly set forth below, the following financial and related information has been updated in connection with the filing of the restated financial statements included herein. Additionally, all share amounts of the Registrant's common stock contained in this Report have been retroactively adjusted to reflect a 2-FOR-1 stock split effected by the Registrant in the form of a stock dividend on January 11, 1999.

                          CMGI, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

              (in thousands, except share and per share amounts)


                                                                                                  January 31, 1999    July 31,
                                                                                                       1999             1998
                                                                                                  ----------------   ----------
                                                                                                   (Unaudited and    (Restated)
                                                                                                      Restated)
                                                     ASSETS
Current assets:
  Cash and cash equivalents                                                                           $  106,318       $ 61,537
  Available-for-sale securities                                                                          957,480          5,764
  Accounts receivable, trade, less allowance for doubtful accounts                                        23,780         21,431
  Inventories                                                                                             10,324          8,250
  Prepaid expenses                                                                                         2,913          2,991
  Net current assets of discontinued operations                                                            1,052            482
  Other current assets                                                                                        --          2,364
                                                                                                      ----------       --------
             Total current assets                                                                      1,101,867        102,819

Property and equipment, net                                                                               13,076         13,403
Investments in affiliates                                                                                 55,495         82,616
Cost in excess of net assets of subsidiaries acquired, net of accumulated amortization                    52,830         55,770
Net non-current assets of discontinued operations                                                          1,101          1,246
Other assets                                                                                              26,979          3,964
                                                                                                      ----------       --------
                                                                                                      $1,251,348       $259,818
                                                                                                      ==========       ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                                       $   22,700       $ 27,656
  Current installments of long-term debt                                                                  16,631         16,594
  Accounts payable                                                                                        12,183         10,809
  Accrued income taxes                                                                                     5,612         10,085
  Accrued expenses                                                                                        24,067         18,731
  Deferred revenues                                                                                        7,874          4,932
  Deferred income taxes                                                                                  360,133             --
  Other current liabilities                                                                                  899          1,228
                                                                                                      ----------       --------
             Total current liabilities                                                                   450,099         90,035

Long-term debt, less current installments                                                                  1,000          1,373
Deferred income taxes                                                                                      7,680         15,536
Other long-term liabilities                                                                                4,322          4,428
Minority interest                                                                                         54,761         15,310
Commitments and contingencies

Preferred stock, $.01 par value.  Authorized 5,000,000 shares; issued 50,000 shares Series B
 convertible, redeemable preferred stock at January 31, 1999, interest at 4% per annum                    50,030             --


Stockholders' equity:
  Common stock, $.01 par value.  Authorized 100,000,000 shares; issued 46,661,835 shares at
   January 31, 1999 and 46,067,886 shares at July 31, 1998                                                   467            461

  Additional paid-in capital                                                                             110,369         91,029
  Net unrealized gain (loss) on available-for-sale securities                                            478,975           (436)
  Unearned compensation                                                                                     (913)        (1,442)
  Retained earnings                                                                                       94,558         43,524
                                                                                                      ----------       --------
Total stockholders' equity                                                                               683,456        133,136
                                                                                                      ----------       --------
                                                                                                      $1,251,348       $259,818
                                                                                                      ==========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                   (in thousands, except per share amounts)

                                                                     Three months ended January 31,   Six months ended January 31,
                                                                    ------------------------------    ----------------------------
                                                                     1999                   1998        1999               1998
                                                                     ----                   ----        ----               ----
                                                                    (Restated)                        (Restated)
Net revenues                                                        $ 38,972              $ 15,230    $ 76,377          $ 37,825
Operating expenses:
  Cost of revenues                                                    37,123                14,275      72,748            27,950
  Research and development                                             5,239                 4,513      10,592            10,560
  In-process research and development                                     --                   875          --               875
  Selling                                                              6,932                 5,211      15,170            15,748
  General and administrative                                          10,747                 3,993      19,064             8,527
                                                                    --------              --------    --------          --------
    Total operating expenses                                          60,041                28,867     117,574            63,660
                                                                    --------              --------    --------          --------

Operating loss                                                       (21,069)              (13,637)    (41,197)          (25,835)
                                                                    --------              --------    --------          --------

Other income (deductions):
  Interest income                                                        748                   296       1,307             1,139
  Interest expense                                                    (1,165)                 (716)     (2,233)           (1,486)
                                                                    --------
  Gain on sale of Lycos, Inc. stock                                   43,596                10,764      45,475            17,088
  Gain on sale of Premiere Technologies, Inc. stock                       --                    --          --             4,174
  Gain on sale of Amazon.com, Inc. stock                               7,002                    --       7,002                --
  Gain (loss) on stock issuance by Lycos, Inc.                          (121)                    8      20,253               (86)
  Gain on stock issuance by GeoCities                                  4,382                    --      28,514                --
  Gain on sale of investment in Sage Enterprises, Inc.                    --                    --      19,057                --
  Gain on sale of investment in Reel.com, Inc.                            --                    --      23,158                --
  Equity in losses of affiliates                                      (6,189)               (2,987)     (9,548)           (4,516)
  Minority interest                                                      103                    --         204               (28)
                                                                    --------              --------    --------          --------
                                                                      48,356                 7,365     133,189            16,285
                                                                    --------              --------    --------          --------

Income (loss) from continuing operations before income
taxes                                                                 27,287                (6,272)     91,992            (9,550)
Income tax expense (benefit)                                          14,138                  (336)     40,454            (1,355)
                                                                    --------              --------    --------          --------
Income (loss) from continuing operations                              13,149                (5,936)     51,538            (8,195)

Discontinued operations, net of income taxes:
  Income (loss) from operations of  lists and database
   services segment                                                     (148)                  102        (279)               68

  Gain on sale of data warehouse product rights                           --                    --          --             4,978
                                                                    --------              --------    --------          --------

Net income (loss)                                                   $ 13,001              $ (5,834)   $ 51,259          $ (3,149)
                                                                    ========              ========    ========          ========

Basic earnings (loss) per share:
 Income (loss) from continuing operations                           $   0.28              $  (0.15)   $   1.11          $  (0.21)
 Income (loss) from discontinued operations of lists and
  database services segment                                               --                    --       (0.01)               --

 Gain on sale of data warehouse product rights                            --                    --          --              0.13
                                                                    --------              --------    --------          --------
 Net income (loss)                                                  $   0.28              $  (0.15)   $   1.10          $  (0.08)
                                                                    ========              ========    ========          ========

Diluted earnings (loss) per share:
 Income (loss) from continuing operations                           $   0.25              $  (0.15)   $   1.02          $  (0.21)
 Income (loss) from discontinued operations of lists and
  database services segment                                               --                    --       (0.01)               --

 Gain on sale of data warehouse product rights                            --                    --          --              0.13
                                                                    --------              --------    --------          --------
 Net income (loss)                                                  $   0.25              $  (0.15)   $   1.01          $  (0.08)
                                                                    ========              ========    ========          ========

Shares used in computing earnings (loss) per share:
 Basic                                                                46,260                40,160      46,160            39,312
                                                                    ========              ========    ========          ========
 Diluted                                                              51,257                40,160      50,650            39,312
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

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                (in thousands)

                                                                                                   Six months ended January 31,
                                                                                                   ----------------------------
                                                                                                     1999                1998
                                                                                                     ----                ----
                                                                                                   (Restated)

Cash flows from operating activities:
  Income (loss) from continuing operations                                                        $  51,538           $ (8,195)
  Adjustments to reconcile income (loss) from continuing operations to net cash used for continuing operations:
    Depreciation and amortization                                                                     5,820              2,795
    Deferred income taxes                                                                            20,261             (1,534)
    Non-operating gains, net                                                                       (143,460)           (21,176)
    Equity in losses of affiliates                                                                    9,548              4,516
    Minority interest                                                                                  (204)                28
    In-process research and development                                                                  --                875
    Changes in operating assets and liabilities, excluding effects from divestitures of subsidiaries:
     Trade accounts receivable                                                                       (3,905)            (3,251)
     Inventories                                                                                     (2,074)            (3,273)
     Prepaid expenses                                                                                  (209)            (1,999)
     Accounts payable and accrued expenses                                                            7,473              1,704
     Deferred revenues                                                                                5,956              1,922
     Refundable and accrued income taxes, net                                                        10,497              3,906
     Other assets and liabilities                                                                      (227)              (289)
                                                                                                  ---------           --------
Net cash used for operating activities of continuing operations                                     (38,986)           (23,971)
Net cash used for operating activities of discontinued operations                                      (673)            (3,277)
                                                                                                  ---------           --------
Net cash used for operating activities                                                              (39,659)           (27,248)
                                                                                                  ---------           --------

Cash flows from investing activities:
  Additions to property and equipment - continuing operations                                        (3,689)            (2,852)
  Additions to property and equipment - discontinued operations                                         (29)               (76)
  Purchase of available-for-sale securities                                                         (31,123)                --
  Proceeds from sale of Lycos, Inc. common stock                                                     53,106             18,798
  Proceeds from sale of Amazon.com, Inc. common stock                                                27,177                 --
  Proceeds from sale of Premiere Technologies, Inc. common stock                                         --              7,555
  Proceeds from sale of data warehouse product rights - discontinued operations
                                                                                                         --              9,543
  Investments in affiliates                                                                         (14,013)            (7,387)
  Reduction in cash due to deconsolidation of Lycos, Inc.                                                --            (41,017)
  Other                                                                                               1,536               (154)
                                                                                                  ---------           --------
Net cash provided by (used for) investing activities                                                 32,965            (15,590)
                                                                                                  ---------           --------

Cash flows from financing activities:
  Net proceeds from (repayments of) notes payable                                                    (3,956)               206
  Repayments of long-term debt                                                                         (335)            (1,531)
  Net proceeds from issuance of Series B convertible preferred stock                                 49,805                 --
  Net proceeds from issuance of common stock                                                          3,500             12,142
  Net proceeds from issuance of stock by subsidiaries                                                 2,805                477
  Other                                                                                                (344)             1,895
                                                                                                  ---------           --------
Net cash provided by financing activities                                                            51,475             13,189
                                                                                                  ---------           --------

Net increase (decrease) in cash and cash equivalents                                                 44,781            (29,649)
Cash and cash equivalents at beginning of period                                                     61,537             59,762
                                                                                                  ---------           --------
Cash and cash equivalents at end of period                                                        $ 106,318           $ 30,113
                                                                                                  =========           ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

Financial information related to the Company's former lists and database services segment has been presented as discontinued operations (see Note C). Certain prior period amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to reflect the Company's lists and database services segment as discontinued operations.


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

Lycos reduced the amount of its charges for in-process research and development in connection with the above noted acquisitions and, correspondingly, increased the amounts allocated to intangible assets by $89.4 million. During the periods effected, CMGI's ownership in Lycos ranged from approximately 46% to approximately 22%, and CMGI accounted for its investment in Lycos under the equity method of accounting, whereby CMGI's portion of the net operating performance of Lycos was reflected in equity in losses of affiliates. Additionally, during such periods CMGI recorded gains on sales of portions of its Lycos stock holdings, and recorded gains on issuances of stock by Lycos. As a result of the Lycos restatements, CMGI has accordingly restated previously reported equity in losses of Lycos, gains on sales of Lycos stock and gains on issuance of stock by Lycos for CMGI's fiscal quarters ended April 30, 1998, July 31, 1998, October 31, 1998 and January 31, 1999. Lycos' reduction of previously recorded in-process research and development charges resulted in higher gains on Lycos stock issuances recorded by the Company, thereby increasing CMGI's book basis in its Lycos investment and resulting in lower gains on sales of Lycos stock and reduced gains on Lycos stock issuances in subsequent quarters.
Related higher amortization charges recorded by Lycos in subsequent quarters resulted in higher equity in loss of affiliates amounts recorded by CMGI.

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

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


B.     Restatement Related to In-Process Research and Development Expense
(continued)

The effect of the restatement on previously reported consolidated financial statements as of and for the three and six months ended January 31, 1999 and as of July 31, 1998 is as follows (in thousands, except per share amounts):

Statements of Operations:
                                                                Three Months Ended         Six Months Ended
                                                                 January 31, 1999          January 31, 1999
                                                             -------------------------  -----------------------
                                                             As Reported    Restated    As Reported   Restated
                                                             ------------  -----------  ------------  ---------
Cost of revenues                                              $   37,043   $   37,123      $ 72,588   $ 72,748
General and administrative expenses                               10,366       10,747        18,302     19,064
Operating loss                                                   (20,608)     (21,069)      (40,275)   (41,197)
Gain on sale of Lycos, Inc. common stock                          44,503       43,596        46,521     45,475
Gain (loss) on stock issuance by Lycos, Inc.                         (21)        (121)       19,161     20,253
Equity in losses of affiliates                                    (6,071)      (6,189)       (8,660)    (9,548)
Income from continuing operations before income taxes             28,873       27,287        93,756     91,992
Income tax expense                                                14,601       14,138        40,800     40,454
Income from continuing operations                                 14,272       13,149        52,956     51,538
Net income                                                        14,124       13,001        52,677     51,259
Basic income from continuing operations per share                   0.30         0.28          1.14       1.11
Basic net income per share                                          0.30         0.28          1.13       1.10
Diluted income from continuing operations per share                 0.28         0.25          1.05       1.02
Diluted net income per share                                        0.28         0.25          1.04       1.01

Balance Sheets:

                                                                  January 31, 1999           July 31, 1998
                                                              ------------------------   ----------------------
                                                              As Reported    Restated    As Reported   Restated
                                                              -----------   ----------   -----------   --------
Investments in affiliates                                     $   55,495   $   55,495      $ 66,187   $ 82,616
Cost in excess of net assets of subsidiaries acquired,
 net of accumulated amortization                                  47,053       52,830        49,301     55,770
Other assets                                                      21,290       26,979         2,238      3,964
Total assets                                                   1,239,882    1,251,348       235,194    259,818
Current deferred income tax liabilities                          359,639      360,133            --         --
Total current liabilities                                        449,605      450,099        90,035     90,035
Non-current deferred income tax liabilities                        7,680        7,680        10,528     15,536
Minority interest                                                 51,767       54,761        11,045     15,310
Net unrealized holding gain (loss) on available-for-sale
 securities                                                      484,930      478,975          (436)      (436)
Retained earnings                                                 80,625       94,558        28,173     43,524
Total stockholders' equity                                       675,478      683,456       117,785    133,136


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


E.     Deconsolidation of Lycos, Inc.

During the first quarter of fiscal year 1998, the Company owned in excess of 50% of Lycos and accounted for its investment under the consolidation method. Through the subsequent sale and distribution of Lycos shares, the Company's ownership percentage in Lycos was reduced to below 50% beginning in November, 1997. As such, beginning in November, 1997, the Company began accounting for its remaining investment in Lycos under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Lycos were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Lycos were consolidated with those of CMGI's other majority-owned subsidiaries in the Company's consolidated balance sheets. The Company's historical quarterly consolidated operating results for the fiscal quarter ended October 31, 1997 included Lycos sales of $9,303,000 and operating losses of $433,000. As a result of additional Lycos stock sales, beginning in January, 1999, CMGI's ownership in Lycos was further reduced below 20%. Accordingly, CMGI began accounting for its investment in Lycos (net of shares attributable to CMG@Ventures I, LLC's profit members and shares which may be required to be sold to Lycos pursuant to employee stock option exercises) as available-for-sale securities, carried at fair value (see Note K.)

The following table contains summarized financial information for Lycos for the quarters ended October 31, 1998 and January 31, 1999, as restated to reflect Lycos' adjustments to in-process research and development charges and amortization of acquisition related intangible assets (See Note B):

(in thousands)
Condensed Statement of Operations:

                                                                                          Quarter       Quaarter
                                                                                           Ended         Ended
                                                                                        October 31,   January 31,
                                                                                           1998          1999
                                                                                           -----         ----
Net revenues                                                                                $ 24,784          $ 30,552
                                                                                            ========          ========
Operating loss                                                                              $(15,612)         $(15,368)
                                                                                            ========          ========
Net loss                                                                                    $ (3,596)         $(13,753)
                                                                                            ========          ========

Condensed Balance Sheet:

                                                                                          October 31,      January 31,
                                                                                             1998             1999
                                                                                             ----             ----
Current assets                                                                              $203,041          $198,209
Noncurrent assets                                                                            272,991           266,706
                                                                                            --------          --------
Total assets                                                                                $476,032          $464,915
                                                                                            ========          ========

Current liabilities                                                                         $ 53,694          $ 50,612
Noncurrent liabilities                                                                        29,873            29,087
Stockholders' equity                                                                         392,465           385,216
                                                                                            --------          --------
Total liabilities and stockholders' equity                                                  $476,032          $464,915
                                                                                            ========          ========

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


F.     Two-for-one Common Stock Split

On January 11, 1999, the Company effected a two-for-one common stock split in the form of a stock dividend. Accordingly, the consolidated financial statements have been retroactively adjusted for all periods presented to reflect this event.


G.     Sale of CMG@Ventures Investments and Investment in Hollywood
       Entertainment

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


H.     Gain on Stock Issuances by Lycos, Inc. and GeoCities

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

The Company recorded a pre-tax gain of $20,374,000 in the first quarter of fiscal 1999 resulting from the issuance of stock by Lycos. The gain for the quarter was primarily related to the issuance of 4.1 million shares by Lycos during August, 1998 in its acquisition of WhoWhere? Inc. As a result of the issuance of stock by Lycos for the acquisition of WhoWhere? Inc., the Company's ownership interest in Lycos was reduced from approximately 24% to approximately 22%. The gain was recorded net of the interest attributable to CMG@Ventures I's profit members.

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


I.     Commitment to Fund CMG@Ventures III, LLC

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


J.     Investments in Affiliates

During the first quarter of fiscal year 1999, the Company, through its limited liability company subsidiary, CMG@Ventures III, LLC, invested a total of $1,142,000 to acquire initial minority ownership interests in three Internet companies, including Raging Bull, Asimba and Virtual Ink. Raging Bull is a financial Web message board service that offers the ability to filter content and tailor personally relevant financial information to meet users' needs. Asimba is creating a content rich, personalized, online community for the competitive and recreational sports market. Virtual Ink is a newly launched company focused on the development of Digital Meeting Assistant TM (DMA)
technologies.   During the second quarter of fiscal year 1999, through
CMG@Ventures III, LLC, CMGI acquired initial minority ownership interests in six additional Internet companies, including Ancestry.com, Furniture.com, ONElist, and three others, for an aggregate total of $5,825,000. Ancestry.com is a provider of community, content and commerce resources for families via the Internet, including the Web's largest repository of searchable genealogy data. Furniture.com is an e-commerce provider of a broad selection of furniture and home furnishing accessories. ONElist provides free e-mail communities via the Internet, allowing users to search for or subscribe to tens of thousands of communities on different topics or create their own community. Also during the second half of fiscal year 1999, CMG@Ventures II, LLC invested $1.9 million to
participate in follow - on equity rounds raised by Critical Path and KOZ.   The
Company anticipates synergies between these strategic positions and CMGI's core businesses, including speeding technological innovation and access to markets. Each of the new investments made by CMG@Ventures II, LLC and CMG@Ventures III, LLC during the first six months of fiscal 1999 are carried at cost in CMGI's consolidated financial statements.

Also during the first fiscal quarter of 1999, the Company invested an additional $2 million in Magnitude Network, LLC (Magnitude Network), increasing CMGI's ownership percentage in Magnitude Network to 23% at October 31, 1998 from 5% at July 31, 1998. Accordingly, beginning October 22, 1998, the Company began accounting for its investment in Magnitude Network under the equity method of accounting, rather than the cost method (also see Note T.)

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


K.     Sales of Lycos and Amazon.com Stock

During the first quarter of fiscal year 1999, CMG@Ventures I distributed 3,585,207 of its shares of Lycos common stock to the Company, and 558,317 shares to CMG@Ventures I's profit members. During the first quarter of fiscal 1999 the Company sold 70,000 of its Lycos shares on the open market. As a result of the sale, the Company received proceeds of $2.5 million, and recognized a pre-tax gain of $1,879,000, reported net of the associated interest attributed to CMG@Ventures I's profit members. During the second quarter of fiscal 1999 the Company sold 748,000 of its Lycos shares on the open market. As a result of second quarter Lycos sales, the Company received proceeds of $50.6 million, and recognized a pre-tax gain of $43,596,000, reported net of the associated interest attributed to CMG@Ventures I's profit members. As a result of the Company's sale of Lycos shares, during January, 1999, the Company's ownership interest in Lycos fell below 20% of Lycos' outstanding shares. With this decline in ownership below 20%, CMGI began accounting for its investment in Lycos (net of shares attributable to CMG@Ventures I's profit members and shares which may be required to be sold to Lycos pursuant to employee stock option exercises) as available-for-sale securities, carried at fair value, rather than under the equity method.

In November, 1998, CMGI received a distribution of 169,538 shares of Amazon.com stock from CMG@Ventures II LLC. The Company sold these shares for total proceeds of $27.2 million in November, 1998, and recognized a pre-tax gain of $7,002,000, reported net of the associated interest attributed to CMG@Ventures II's profit members.


L.     Segment Information

The Company's continuing operations are classified in two primary business segments: (i) investment and development and (ii) fulfillment services. The Company's lists and database services segment is reported as discontinued operations (see Note C.) During the quarter ended January 31, 1999, non-consolidated related parties accounted for approximately 16% of net revenues in
the investment and development segment.   Summarized financial information by
business segment for continuing operations is as follows:

                                        Three months ended January 31,      Six months ended January 31,
                                        -----------------------------       ---------------------------
                                             1999             1998             1999            1998
                                             ----             ----             ----            ----
Net revenues:

  Investment and development              $  4,902,000     $  1,760,000    $  9,814,000    $ 12,331,000
  Fulfillment services                      34,070,000       13,470,000      66,563,000      25,494,000
                                          ------------     ------------    ------------    ------------
                                          $ 38,972,000     $ 15,230,000    $ 76,377,000    $ 37,825,000
                                          ============     ============    ============    ============

Operating income (loss):

  Investment and development              $(21,974,000)    $(14,786,000)   $(42,359,000)   $(28,045,000)
  Fulfillment services                         905,000        1,149,000       1,162,000       2,210,000
                                          ------------     ------------    ------------    ------------
                                          $(21,069,000)    $(13,637,000)   $(41,197,000)   $(25,835,000)
                                          ============     ============    ============    ============

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

                                                         Three Months Ended

                                      October 31,  January 31, 1998    April 30,     July 31,
                                      ----------   ----------------    --------      --------
                                         1997             1998           1998          1998         Total
                                         ----             ----           ----          ----         -----
As Reported                            $1,061,000       $1,149,000    $1,547,000   $(2,313,000)   $1,444,000
                                       ==========       ==========    ==========   ===========    ==========

As Restated                            $  279,000       $  335,000    $  656,000   $   174,000    $1,444,000
                                       ==========       ==========    ==========   ===========    ==========

M.    Borrowing Arrangements

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


N.     Issuance of Series B Convertible Redeemable Preferred Stock

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

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


O.     Earnings Per Share

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

The following table sets forth the reconciliation of the numerators and denominators for the earnings per share calculations per SFAS No. 128:

(in thousands)                                             Three months ended January 31,    Six months ended January 31,
                                                           ------------------------------    ----------------------------
                                                               1999             1998             1999            1998
                                                               ----             ----             ----            ----
Basic earnings per share:
-------------------------

 Income (loss) from continuing operations                      $13,149         $(5,936)         $51,538         $(8,195)
 Less: Convertible preferred stock interest                       (225)             --             (225)             --
                                                               -------         -------          -------         -------
 Income (loss) from continuing operations available to
  common stockholders                                           12,924          (5,936)          51,313          (8,195)

 Income (loss) from discontinued operations of lists
  and database services segment                                   (148)            102             (279)             68

 Gain on sale of data warehouse product rights                      --              --               --           4,978
                                                               -------         -------          -------         -------

 Net income (loss) available to common stockholders            $12,776         $(5,834)         $51,034         $(3,149)
                                                               =======         =======          =======         =======

 Weighted average common shares outstanding                     46,260          40,160           46,160          39,312
                                                               =======         =======          =======         =======

Diluted earnings per share:
---------------------------

 Income (loss) from continuing operations available to
  common stockholders                                          $12,924         $(5,936)         $51,313         $(8,195)

 Add: Convertible preferred stock interest                         225              --              225              --
 Less: Net effect of income attributable to dilutive
  subsidiary stock equivalents                                      --             (19)              --            (102)
                                                               -------         -------          -------         -------
 Income (loss) from continuing operations used in
  computing diluted earnings per share                          13,149          (5,955)          51,538          (8,297)

 Income (loss) from discontinued operations of lists
  and database services segment                                   (148)            102             (279)             68

 Gain on sale of data warehouse product rights                      --              --               --           4,978
                                                               -------         -------          -------         -------
 Net income (loss) used in computing diluted earnings
  per share                                                    $13,001         $(5,853)         $51,259         $(3,251)
                                                               =======         =======          =======         =======

 Weighted average common shares outstanding                     46,260          40,160           46,160          39,312
 Effect of dilutive securities                                   4,997              --            4,490              --
                                                               -------         -------          -------         -------
 Shares used in computing diluted earnings per share            51,257          40,160           50,650          39,312
                                                               =======         =======          =======         =======

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


P.     Comprehensive Income

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

The components of comprehensive income (loss), net of income taxes, are as follows:

(in thousands)                                          Three months ended January 31,           Six months ended January 31,
                                                    --------------------------------------  --------------------------------------
                                                           1999                1998                1999                1998
                                                           ----                ----                ----                ----
Net income (loss)                                         $ 13,001           $(5,834)             $ 51,259            $(3,149)

Net unrealized holding gain arising during period          483,619                --               483,530              1,603
Less: reclassification adjustment for gain
 realized in net income (loss)                              (4,119)               --                (4,119)            (2,455)
                                                          --------           -------              --------            -------
Comprehensive income (loss)                               $492,501           $(5,834)             $530,670            $(4,001)
                                                          ========           =======              ========            =======


Q.     Consolidated Statements of Cash Flows Supplemental Information

(in thousands)                                                                              Six months ended January 31,
                                                                                        ------------------------------------
                                                                                              1999               1998
                                                                                              ----               ----
Cash paid during the period for:
  Interest                                                                                   $  1,833           $  1,334
                                                                                             ========           ========
  Income taxes                                                                               $  9,476           $    383
                                                                                             ========           ========

During the six months ended January 31, 1999, significant non-cash investing activities included the sale of the Company's equity interest in Reel.com in exchange for Hollywood Entertainment available-for-sale securities valued at $32,801,000, as well as the sale of the Company's minority investment in Sage Enterprises in exchange for Amazon.com available-for-sale securities valued at $26,519,000 (See Note G).


R.     Available-for-sale Securities

At January 31, 1999, available-for-sale securities include 234,393 shares of Lycos common stock and 143,330 shares of USWeb Corporation common stock held by CMG@Ventures I. Available-for-sale securities at January 31, 1999 also include the following securities held by CMG@Ventures II: 67,668 shares of Amazon.com common stock (as adjusted for Amazon.com's 3-for-1 stock split in December 1998) and 2,429,729 shares of Hollywood Entertainment common stock. Subject to the terms of CMG@Ventures I and II's operating agreements, certain of the shares held by these entities may be allocated to CMG@Ventures I and II's profit members in the future.

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

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


R.     Available-for-sale Securities (Continued)

Available-for-sale securities are carried at fair value as of January 31, 1999, based on quoted market prices, net of a market value discount to reflect the remaining restrictions on transferability on certain of these securities. A net unrealized holding gain of $478,975,000, net of deferred income taxes of $334,011,000, has been reflected in the equity section of the consolidated balance sheet based on the change in market value of the available-for-sale securities from dates of acquisition to January 31, 1999.

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


S.     New Accounting Pronouncements

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

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


T.  Subsequent Events

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

On February 1, 1999, the Company announced that it had signed a definitive agreement to acquire 2CAN Media, Inc., a site -focused online advertising representation firm. 2CAN Media will be combined with the Company's subsidiary, ADSmart. The transaction includes the 5 sales divisions of 2CAN Media - Pinnacle Interactive, WebRep, ECG, MediaPlus and Grupo NetFuerza.

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

Subsequent to January 31, 1999, CMG@Ventures III, LLC made a follow-on investment in Virtual Ink and acquired minority ownership interests in Boston Financial Network and one other investment. Boston Financial Network offers an integrated set of Web-based financial applications targeted at small businesses. Subsequent to January 31, 1999, CMG@Ventures II, LLC made follow-on investments in Silknet and ThingWorld.com.

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

     Lycos reduced the amount of its charges for in-process research and development in connection with the above noted acquisitions and, correspondingly, increased the amounts allocated to intangible assets by $89.4 million. During the periods effected, CMGI's ownership in Lycos ranged from approximately 46% to approximately 22%, and CMGI accounted for its investment in Lycos under the equity method of accounting, whereby CMGI's portion of the net operating performance of Lycos was reflected in equity in losses of affiliates. Additionally, during such periods CMGI recorded gains on sales of portions of its Lycos stock holdings, and recorded gains on issuances of stock by Lycos. As a result of the Lycos restatements, CMGI has accordingly restated previously reported equity in losses of Lycos, gains on sales of Lycos stock and gains on issuance of stock by Lycos for CMGI's fiscal quarters ended April 30, 1998, July 31, 1998, October 31, 1998 and January 31, 1999. Lycos' reduction of previously recorded in-process research and development charges resulted in higher gains on Lycos stock issuances recorded by the Company, thereby increasing CMGI's book basis in its Lycos investment and resulting in lower gains on sales of Lycos stock and reduced gains on Lycos stock issuances in subsequent quarters.
Related higher amortization charges recorded by Lycos in subsequent quarters resulted in higher equity in loss of affiliates amounts recorded by CMGI.

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

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


     The effect of this restatement on previously reported consolidated financial statements as of and for the three and six months ended January 31, 1999 and as of July 31, 1998 is as follows (in thousands, except per share amounts):

Statements of Operations:

                                                                Three Months Ended         Six Months Ended
                                                                 January 31, 1999          January 31, 1999
                                                             -------------------------  -----------------------
                                                             As Reported    Restated    As Reported   Restated
                                                             ------------  -----------  ------------  ---------
Cost of revenues                                              $   37,043   $   37,123      $ 72,588   $ 72,748
General and administrative expenses                               10,366       10,747        18,302     19,064
Operating loss                                                   (20,608)     (21,069)      (40,275)   (41,197)
Gain on sale of Lycos, Inc. common stock                          44,503       43,596        46,521     45,475
Gain (loss) on stock issuance by Lycos, Inc.                         (21)        (121)       19,161     20,253
Equity in losses of affiliates                                    (6,071)      (6,189)       (8,660)    (9,548)
Income from continuing operations before income taxes             28,873       27,287        93,756     91,992
Income tax expense                                                14,601       14,138        40,800     40,454
Income from continuing operations                                 14,272       13,149        52,956     51,538
Net income                                                        14,124       13,001        52,677     51,259
Basic income from continuing operations per share                   0.30         0.28          1.14       1.11
Basic net income per share                                          0.30         0.28          1.13       1.10
Diluted income from continuing operations per share                 0.28         0.25          1.05       1.02
Diluted net income per share                                        0.28         0.25          1.04       1.01

Balance Sheets:

                                                                 January 31, 1999           July 31, 1998
                                                             ------------------------   ----------------------
                                                             As Reported    Restated    As Reported   Restated
                                                             -----------   ----------   -----------   --------
Investments in affiliates                                     $   55,495   $   55,495      $ 66,187   $ 82,616
Cost in excess of net assets of subsidiaries acquired,
 net of accumulated amortization                                  47,053       52,830        49,301     55,770
Other assets                                                      21,290       26,979         2,238      3,964
Total assets                                                   1,239,882    1,251,348       235,194    259,818
Current deferred income tax liabilities                          359,639      360,133            --         --
Total current liabilities                                        449,605      450,099        90,035     90,035
Non-current deferred income tax liabilities                        7,680        7,680        10,528     15,536
Minority interest                                                 51,767       54,761        11,045     15,310
Net unrealized holding gain (loss) on available-for-sale
 securities                                                      484,930      478,975          (436)      (436)
Retained earnings                                                 80,625       94,558        28,173     43,524
Total stockholders' equity                                       675,478      683,456       117,785    133,136

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

                                                        Three Months Ended
                                      October 31,   January 31,     April 30,      July 31,
                                      -----------   -----------   -----------   -------------
                                         1997          1998           1998           1998          Total
                                         ----          ----           ----           ----          -----
As Reported                            $1,061,000    $1,149,000    $1,547,000    $(2,313,000)   $1,444,000
                                       ==========    ==========    ==========    ===========    ==========

As Restated                            $  279,000    $  335,000    $  656,000    $   174,000    $1,444,000
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

     Cost of revenues increased $22,848,000, or 160%, to $37,123,000 in the second quarter of fiscal 1999 from $14,275,000 for the corresponding period in fiscal 1998, reflecting increases of $18,805,000 and $4,043,000 in the fulfillment services and investment and development segments, respectively. Adjusted for the $814,000 impact of prior year understatements, cost of sales increased $17,991,000 in the fulfillment services segment resulting from higher revenues, the acquisitions of On-Demand Solutions and InSolutions, and incremental costs incurred in fiscal 1999 associated with relocating SalesLink's Boston and Chicago operations to more efficient facilities. Investment and development segment cost of sales increases were primarily attributable to higher revenues and the acceleration of operations in the segment, partially offset by $872,000 lower cost of sales resulting from the deconsolidation of Vicinity beginning in the second quarter of fiscal 1999. Revenue increases as start up of Internet operations has begun to ramp during early stages, offset in part by the impact of deconsolidating Vicinity, is the primary reason cost of revenues as a percentage of revenues in the investment and development segment decreased to 161% in the second quarter of fiscal 1999 from 218% in the prior year. After adjusting for prior year understatements, fulfillment services segment cost of revenues as a percentage of net revenues increased to 86% in the second quarter of fiscal 1999 from 84% in the second quarter of fiscal 1998, primarily reflecting the impact of facilities relocation costs incurred.

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

     General and administrative expenses increased $6,754,000, or 169%, to $10,747,000 in the second quarter of fiscal 1999 from $3,993,000 for the corresponding period in fiscal 1998. The investment and development segment experienced an increase of $4,795,000, primarily due to the building of management infrastructures in several of the Company's Internet investments. General and administrative expenses in the fulfillment services segment increased by $1,959,000 in comparison with last year's second quarter, largely due to the acquisitions of On-Demand Solutions and InSolutions, including approximately $650,000 higher goodwill charges. General and administrative expenses as a percentage of net sales remained virtually level at 26%. The Company anticipates that its general and administrative expenses will continue to increase significantly as the Company adds newly acquired subsidiaries and as existing subsidiaries continue to grow and expand their administrative staffs and infrastructures.

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

     Income tax expense in the second quarter of fiscal 1999 was $14,138,000. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for the second quarter of fiscal 1999, gains on sales of Lycos, Inc. and Amazon.com, Inc. common stock and gain on stock issuance by GeoCities were excluded.

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

     Cost of revenues increased $44,798,000, or 160%, to $72,748,000 for the six months ended January 31, 1999 from $27,950,000 for the corresponding period in fiscal 1998, reflecting increases of $38,120,000 and $6,678,000 in the fulfillment services and investment and development segments, respectively. Adjusted for the $1,596,000 impact of prior year understatements, cost of sales increased $36,524,000 in the fulfillment services segment, primarily resulting from higher revenues, the acquisitions of On-Demand Solutions and InSolutions, and incremental costs incurred in fiscal 1999 associated with relocating SalesLink's Boston and Chicago operations to more efficient facilities. Investment and development segment cost of sales increases were primarily attributable to higher revenues and the acceleration of operations in the segment, partially offset by $1,878,000 lower cost of sales resulting from the deconsolidation of Lycos beginning in the second quarter of fiscal 1998, as well as lower cost of sales resulting from the deconsolidation of Vicinity beginning in the second quarter of fiscal 1999. The start up of Internet operations with minimal revenues during early stages, and the impact of deconsolidating Lycos and Vicinity, are the primary reasons cost of revenues as a percentage of revenues in the investment and development segment increased to 153% in the first six months of fiscal 1999 from 68% in the prior year. After adjusting for prior year understatements, fulfillment services segment cost of revenues as a percentage of net revenues increased to 87% in the first six months of fiscal 1999 from 83% in the first six months of fiscal 1998, reflecting operating inefficiencies during a period of high volume growth and the impact of incremental facilities relocation costs.

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

       General and administrative expenses increased $10,537,000, or 124%, to $19,064,000 for the six months ended January 31, 1999 from $8,527,000 for the corresponding period in fiscal 1998. The investment and development segment experienced an increase of $6,877,000, primarily due to the building of management infrastructures in several of the Company's Internet investments. Such increases were somewhat offset by reductions associated with the deconsolidations of Lycos and Vicinity in the amount of $1,119,000. General and administrative expenses in the fulfillment services segment increased by $3,660,000 in comparison with last year's corresponding period, largely due to the acquisitions of On-Demand Solutions and InSolutions, including approximately $800,000 higher goodwill charges. General and administrative expenses increased as a percentage of net sales to 25% for the six months ended January 31, 1999 from 23% for the corresponding period in fiscal 1998. The Company anticipates that its general and administrative expenses will continue to increase significantly as the Company adds newly acquired subsidiaries and as existing subsidiaries continue to grow and expand their administrative staffs and infrastructures.

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

     Income tax expense for the six months ended January 31, 1999 was $40,454,000. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for fiscal 1999, gains on stock issuances by Lycos and GeoCities, gains on sales of investments in Sage Enterprises, Inc. and Reel.com, Inc., and gains on sales of Lycos, Inc. and Amazon.com, Inc. common stock were excluded.


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

     Working capital at January 31, 1999 increased to $652 million compared to $13 million at July 31, 1998. Approximately $590 million of the net increase in working capital is attributable to increased amounts of available-for sale securities, net of associated deferred tax liabilities. The largest contributing factor to this increase was the change in the Company's method of accounting for its investment in Lycos to available-for-sale securities, carried at fair value, rather than under the equity method. The Company's principal sources of capital during the first six months of fiscal 1999 were $53.1 million received from the sale of Lycos stock, $49.9 million from issuance of Series B convertible preferred stock, and $27.2 million received from the sale of Amazon.com stock. The Company's principal uses of capital during the first six months of fiscal 1999 were $39 million for funding of operations, primarily those of start-up activities in the Company's investment and development segment, $31.1 million for the purchase of Hollywood Entertainment stock, $14 million for investments in affiliates, $4 million for net repayments of notes payable, and $3.7 million for purchases of property and equipment.

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

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


     On February 1, 1999, the Company announced that it had signed a definitive agreement to acquire 2CAN Media, Inc., a site-focused online advertising representation firm. 2CAN Media will be combined with the Company's subsidiary, ADSmart. The transaction includes the 5 sales divisions of 2CAN Media - Pinnacle Interactive, WebRep, ECG, MediaPlus and Grupo NetFuerza.

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

     (3) Repair or replacement of products and systems, where required, to achieve Year 2000 compliance. The Company expects to complete this phase by July 1999 for its existing business-critical systems.

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

                          CMGI, INC. AND SUBSIDIARIES
                    PART II:  OTHER INFORMATION (Continued)


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On December 17, 1998 the Company held its annual meeting of stockholders. At the annual meeting the following matters were approved:

         1. William H. Berkman was elected as a Class II Director with 30,698,048 shares of Common Stock voting for such election and 67,350 shares of Common Stock abstaining.

         2. John A. McMullen was elected as a Class II Director with 30,697,524 shares of Common Stock voting for such election and 67,874 shares of Common Stock abstaining.

         3. An amendment to the Company's Restated Certificate of Incorporation changing the name of the Company from "CMG Information Services, Inc." to "CMGI, Inc." was approved. 30,668,804 shares of Common Stock were voted for such amendment, 43,064 shares of Common Stock were voted against such amendment and 45,730 shares of Common Stock abstained from the vote. 7,800 shares of common stock were subject to non-votes.

         4. An amendment to the Company's Restated Certificate of Incorporation to provide for an increase in the number of authorized shares of Common Stock, $0.01 par value per share, from 40,000,000 to 100,000,000 was approved. 27,423,828 shares of
               Common Stock were voted for such amendment, 2,409,998 shares of Common Stock were voted against such amendment and 923,772 shares of Common Stock abstained from the vote. 7,800 shares of common stock were subject to non-votes.

         5. The appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the current fiscal year was ratified. 30,615,404 shares of Common Stock were voted for such ratification, 92,736 shares of Common Stock were voted against such ratification and 57,258 shares of Common Stock abstained from the vote.


ITEM 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

        (a)     Exhibits
                The following exhibits are filed herewith or incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

------------------------------------------------------------------------------------------------------------------------------
  Exhibit No.                             Title                                           Method of Filing
  -----------                             -----                                           ----------------
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
     3 (I)       Restated Certificate of Incorporation, as amended         Incorporated by reference from Exhibit 99.3 to the
                                                                           Current Report on Form 8-K filed with the SEC on
                                                                           January 7, 1999.
------------------------------------------------------------------------------------------------------------------------------
    3 (ii)       Restated By-Laws                                          Incorporated by reference from Registration
                                                                           Statement on Form S-1, as amended, filed on
                                                                           November 10, 1993 (Registration No. 33-71518).
------------------------------------------------------------------------------------------------------------------------------
       4         Specimen stock certificate representing the common stock  Incorporated by reference from Registration
                                                                           Statement on Form S-1, as amended, filed on
                                                                           November 10, 1993 (Registration No. 33-71518).
------------------------------------------------------------------------------------------------------------------------------

                          CMGI, INC. AND SUBSIDIARIES
                    PART II:  OTHER INFORMATION (Continued)


ITEM 6.  Exhibits and Reports on Form 8-K (Continued)
         ---------------------------------------------

          (b)  Exhibits (continued)

----------------------------------------------------------------------------------------------------------------------------
  Exhibit No.                               Title                                        Method of Filing
  ----------                                -----                                        ----------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
    10.1         ISDA Master Swap Agreement (the "Swap Agreement"), dated      Previously filed.
                 January 15, 1999, between BankBoston, N.A. and CMGI, Inc.
----------------------------------------------------------------------------------------------------------------------------
    10.2         Schedule to the Swap Agreement, dated January 15, 1999.       Previously filed.
----------------------------------------------------------------------------------------------------------------------------
    10.3         Confirmation to the Swap Agreement, dated January 15, 1999.   Previously filed.
----------------------------------------------------------------------------------------------------------------------------
    10.4         ISDA Credit Support Annex, dated January 15, 1999, between    Previously filed.
                 BankBoston, N.A. and CMGI, Inc.
----------------------------------------------------------------------------------------------------------------------------
    10.5         Agreement for the Assignment of Voting Rights, dated          Previously filed.
                 January 15, 1999, between CMGI, Inc. and Long Lane Master
                 Trust.
----------------------------------------------------------------------------------------------------------------------------
    10.6         Long Lane Floating Rate Trust Certificates Purchase           Previously filed.
                 Agreement, dated January 15, 1999, between CMGI, Inc. and
                 Long Lane Master Trust.
----------------------------------------------------------------------------------------------------------------------------
    10.7         Repurchase Agreement, dated January 15, 1999, between CMGI,   Previously filed.
                 Inc. and Long Lane Master Trust.
----------------------------------------------------------------------------------------------------------------------------
    10.8         Unlimited Guaranty, dated as of October 30, 1998, by CMG      Previously filed.
                 Information Services, Inc. in favor of BankBoston, N.A.
----------------------------------------------------------------------------------------------------------------------------
    10.9         CMGI and Participating Subsidiaries Deferred Compensation     Previously filed.
                 Plan, effective as of December 1, 1998.
----------------------------------------------------------------------------------------------------------------------------
    27.1         Restated Financial Data Schedule for the six months ended     Filed herewith.
                 January 31, 1999.
----------------------------------------------------------------------------------------------------------------------------

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