Form 10-Q
period 1999-04-30
CMGI INC
filed 1999-06-14
CIK 914712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended April 30, 1999

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

                     Yes      X                No
                          ---------                ---------

 Number of shares outstanding of the issuer's common stock, as of June 10, 1999


Common Stock, par value $0.01 per share                       95,313,810
---------------------------------------                       ----------
                 Class                              Number of shares outstanding

                                  CMGI, INC.
                                  FORM 10-Q

                                     INDEX


                                                                     Page Number
                                                                     -----------
Part I.  FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets
          April 30,1999 and July 31, 1998                                    3

          Consolidated Statements of Operations
          Three and nine months ended April 30, 1999 and 1998                4

          Consolidated Statements of Cash Flows
          Nine months ended April 30, 1999 and 1998                          5

          Notes to Interim Consolidated Financial Statements              6-17


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            18-30

  Item 3. Quantitative and Qualitative Disclosures
          About Market Risk                                                 31

Part II.  OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds                         32

  Item 4. Submission of Matters to a Vote of Security Holders               33

  Item 6. Exhibits and Reports on Form 8-K                                  34

SIGNATURE                                                                   35

                          CMGI, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)

                                                                                                  April 30,     July 31,
                                                                                                     1999         1998
                                                                                                 ------------  ----------
                                                                                                 (Unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                                       $   41,758    $ 61,537
  Available-for-sale securities                                                                      886,242       5,764
  Accounts receivable, trade, less allowance for doubtful accounts                                    30,216      21,431
  Inventories                                                                                          9,028       8,250
  Prepaid expenses                                                                                     5,757       2,991
  Net current assets of discontinued operations                                                          289         482
  Other current assets                                                                                22,545       2,364
                                                                                                  ----------    --------
              Total current assets                                                                   995,835     102,819

Property and equipment, net                                                                           17,885      13,403
Investments in affiliates                                                                             58,688      82,616
Goodwill and other intangible assets, net of accumulated amortization                                148,348      57,496
Net non-current assets of discontinued operations                                                        975       1,246
Other assets                                                                                          24,851       2,238
                                                                                                  ----------    --------
                                                                                                  $1,246,582    $259,818
                                                                                                  ==========    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                                   $   20,000    $ 27,656
  Current installments of long-term debt                                                               4,849      16,594
  Accounts payable                                                                                    19,068      10,809
  Accrued income taxes                                                                                    --      10,085
  Accrued expenses                                                                                    31,509      18,731
  Deferred revenues                                                                                    5,084       4,932
  Deferred income taxes                                                                              317,691          --
  Other current liabilities                                                                            2,354       1,228
                                                                                                  ----------    --------
             Total current liabilities                                                               400,555      90,035

Long-term debt, less current installments                                                             16,878       1,373
Long-term deferred revenues                                                                            1,856          --
Deferred income taxes                                                                                 10,407      15,536
Other long-term liabilities                                                                            7,020       4,428
Minority interest                                                                                     83,868      15,310
Commitments and contingencies

Preferred stock, $.01 par value.  Authorized 5,000,000 shares; issued 35,000 shares Series B
 convertible, redeemable preferred stock at April 30, 1999, interest at 4% per annum                  35,305          --


Stockholders' equity:
  Common stock, $.01 par value.  Authorized 400,000,000 shares; issued  95,302,396 shares at
   April 30, 1999 and 92,135,772 shares at July 31, 1998                                                 953         921

  Additional paid-in capital                                                                         205,676      90,569
  Net unrealized gain (loss) on available-for-sale securities                                        418,432        (436)
  Unearned compensation                                                                                 (717)     (1,442)
  Retained earnings                                                                                   66,349      43,524
                                                                                                  ----------    --------
Total stockholders' equity                                                                           690,693     133,136
                                                                                                  ----------    --------
                                                                                                  $1,246,582    $259,818
                                                                                                  ==========    ========

     The accompanying notes are an integral part of the consolidated financial statements.

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (in thousands, except per share amounts)

                                                               Three months ended April 30,    Nine months ended April 30,
                                                              ------------------------------  -----------------------------
                                                                   1999            1998            1999           1998
                                                              ---------------  -------------  --------------  -------------
Net revenues                                                        $ 43,655       $ 18,145        $120,032       $ 55,970
Operating expenses:
  Cost of revenues                                                    42,169         17,230         114,917         45,180
  Research and development                                             5,053          3,849          15,645         14,409
  In-process research and development                                  4,500          9,250           4,500         10,125
  Selling                                                             11,282          6,203          26,452         21,951
  General and administrative                                          14,718          5,114          33,782         13,641
                                                                    --------       --------        --------       --------
    Total operating expenses                                          77,722         41,646         195,296        105,306
                                                                    --------       --------        --------       --------

Operating loss                                                       (34,067)       (23,501)        (75,264)       (49,336)
                                                                    --------       --------        --------       --------

Other income (deductions):
  Interest income                                                        852            573           2,159          1,712
  Interest expense                                                    (1,062)          (775)         (3,295)        (2,261)
  Gain on sale of Lycos, Inc. common stock                                --         24,850          45,475         41,938
  Gain on sale of Premiere Technologies, Inc. common stock                --             --              --          4,174
  Gain on sale of Amazon.com, Inc. common stock                           --             --           7,002             --
  Gain on stock issuance by Lycos, Inc.                                   --         24,294          20,253         24,208
  Gain on stock issuance by GeoCities                                    859             --          29,373             --
  Gain on sale of investment in Sage Enterprises, Inc.                    --             --          19,057             --
  Gain on sale of investment in Reel.com, Inc.                            --             --          23,158             --
  Equity in losses of affiliates                                      (3,553)        (4,247)        (13,101)        (8,763)
  Minority interest                                                      275             --             479            (28)
                                                                    --------       --------        --------       --------
                                                                      (2,629)        44,695         130,560         60,980
                                                                    --------       --------        --------       --------
Income (loss) from continuing operations before income taxes         (36,696)        21,194          55,296         11,644
Income tax expense (benefit)                                          (9,473)        13,125          30,981         11,770
                                                                    --------       --------        --------       --------
Income (loss) from continuing operations                             (27,223)         8,069          24,315           (126)

Discontinued operations, net of income taxes:
  Loss from operations of  lists and database services
   segment                                                              (527)          (147)           (806)           (79)
  Gain on sale of data warehouse product rights                           --             --              --          4,978
                                                                    --------       --------        --------       --------

Net income (loss)                                                   $(27,750)      $  7,922        $ 23,509       $  4,773
                                                                    ========       ========        ========       ========

Basic earnings (loss) per share:
 Income (loss) from continuing operations                           $  (0.29)      $   0.09        $   0.26       $     --
 Loss from discontinued operations of lists and database
  services segment                                                     (0.01)            --           (0.01)            --
 Gain on sale of data warehouse product rights                            --             --              --           0.06
                                                                    --------       --------        --------       --------
 Net income (loss)                                                  $  (0.30)      $   0.09        $   0.25          $0.06
                                                                    ========       ========        ========       ========

Diluted earnings (loss) per share:
 Income (loss) from continuing operations                           $  (0.29)      $   0.09        $   0.23       $     --
 Loss from discontinued operations of lists and database
  services segment                                                     (0.01)            --           (0.01)            --
 Gain on sale of data warehouse product rights                            --             --              --           0.06
                                                                    --------       --------        --------       --------
 Net income (loss)                                                  $  (0.30)      $   0.09        $   0.22          $0.06
                                                                    ========       ========        ========       ========

Shares used in computing earnings (loss) per share:
 Basic                                                                93,904         85,672          92,727         80,852
                                                                    ========       ========        ========       ========
 Diluted                                                              93,904         92,688         101,525         80,852
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

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                 (in thousands)

                                                                                              Nine months ended April 30,
                                                                                      ------------------------------------------
                                                                                              1999                  1998
                                                                                      --------------------  --------------------
Cash flows from operating activities:
  Income (loss) from continuing operations                                                      $  24,315              $   (126)
  Adjustments to reconcile income (loss) from continuing operations to net cash used for continuing operations:
    Depreciation and amortization                                                                  12,047                 4,481
    Deferred income taxes                                                                          18,810                 6,680
    Non-operating gains, net                                                                     (144,318)              (70,320)
    Equity in losses of affiliates                                                                 13,101                 8,763
    Minority interest                                                                                (479)                   28
    In-process research and development                                                             4,500                10,125
    Changes in operating assets and liabilities, excluding effects from acquisition and deconsolidation of subsidiaries:
     Trade accounts receivable                                                                     (6,016)               (4,256)
     Inventories                                                                                     (778)               (4,947)
     Prepaid expenses                                                                              (2,470)               (2,263)
     Accounts payable and accrued expenses                                                         13,834                 3,387
     Deferred revenues                                                                              4,947                 2,619
     Refundable and accrued income taxes, net                                                       1,042                 8,539
     Other assets and liabilities                                                                    (704)                 (235)
                                                                                                ---------              --------
Net cash used for operating activities of continuing operations                                   (62,169)              (37,525)
Net cash used for operating activities of discontinued operations                                    (280)               (2,675)
                                                                                                ---------              --------
Net cash used for operating activities                                                            (62,449)              (40,200)
                                                                                                ---------              --------

Cash flows from investing activities:
  Additions to property and equipment  continuing operations                                       (7,760)               (4,103)
  Additions to property and equipment  discontinued operations                                        (63)                 (114)
  Purchase of available-for-sale securities                                                       (31,123)                   --
  Proceeds from sale of Lycos, Inc. common stock                                                   53,106                46,344
  Proceeds from sale of Amazon.com, Inc. common stock                                              27,177                    --
  Proceeds from sale of Premiere Technologies, Inc. common stock                                       --                 7,555
  Proceeds from sale of data warehouse product rights  discontinued operations                         --                 9,543
  Investments in affiliates and acquisitions of subsidiaries, net of cash acquired                (49,383)              (13,913)
  Reduction in cash due to deconsolidation of Lycos, Inc.                                              --               (41,017)
  Other                                                                                             1,600                   217
                                                                                                ---------              --------
Net cash provided by (used for) investing activities                                               (6,446)                4,512
                                                                                                ---------              --------

Cash flows from financing activities:
  Net proceeds from (repayments of) notes payable                                                  (6,656)                  706
  Repayments of long-term debt                                                                     (4,904)               (2,377)
  Net proceeds from issuance of Series B convertible preferred stock                               49,805                    --
  Net proceeds from issuance of common stock                                                        5,655                23,095
  Net proceeds from issuance of stock by subsidiaries                                               5,925                   477
  Other                                                                                              (709)                2,695
                                                                                                ---------              --------
Net cash provided by financing activities                                                          49,116                24,596
                                                                                                ---------              --------

Net increase (decrease) in cash and cash equivalents                                              (19,779)              (11,092)
Cash and cash equivalents at beginning of period                                                   61,537                59,762
                                                                                                ---------              --------
Cash and cash equivalents at end of period                                                      $  41,758              $ 48,670
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

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.   Basis of Presentation

The accompanying consolidated financial statements have been prepared by CMGI, Inc. ("CMGI" or "the Company") in accordance with generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 1998 which are contained in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission ("the SEC") on May 26, 1999. The results for the three and nine month periods ended April 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with current year presentation.

Financial information related to the Company's former lists and database services segment has been presented as discontinued operations (see Note B). Certain prior period amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to reflect the Company's lists and database services segment as discontinued operations.


B.   Discontinued Operations

On March 11, 1999, the Company announced the signing of a binding agreement to sell its wholly owned subsidiary, CMG Direct Corporation (CMG Direct) to Marketing Services Group, Inc. (MSGI). At the time, CMG Direct comprised the Company's entire lists and database services segment. As a result, the operations of the Company's lists and database services segment have been reflected as income (loss) from discontinued operations. The gain on sale of certain data warehouse product rights by the Company's subsidiary, Engage Technologies, Inc. (Engage) in the first quarter of fiscal 1998 has also been reflected as discontinued operations. These data warehouse products were developed by Engage during fiscal 1996 and 1997, when Engage was included in the Company's lists and database services segment. CMG Direct's net assets, which included accounts receivable, prepaid expenses, net property and equipment, net goodwill, other assets, accounts payable, accrued expenses and other liabilities are reported as net current and non-current assets of discontinued operations at April 30, 1999.


C.   Deconsolidation of Vicinity

Beginning in November 1998, CMGI's ownership interest in Vicinity was reduced to below 50% as a result of employee stock option exercises. As such, beginning in November 1998, the Company began to account for its remaining investment in Vicinity under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Vicinity were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Vicinity were consolidated with those of CMGI's other majority owned subsidiaries in the Company's consolidated balance sheets. The Company's historical quarterly consolidated operating results for the fiscal quarter ended October 31, 1998 included Vicinity net revenues of $1,454,000 and operating losses of $621,000.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

D.   Deconsolidation of Lycos, Inc.

During the first quarter of fiscal year 1998, the Company owned in excess of 50% of Lycos and accounted for its investment under the consolidation method. Through the subsequent sale and distribution of Lycos shares, the Company's ownership percentage in Lycos was reduced to below 50% beginning in November 1997. As such, beginning in November 1997, the Company began accounting for its remaining investment in Lycos under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Lycos were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Lycos were consolidated with those of CMGI's other majority owned subsidiaries in the Company's
consolidated balance sheets.   The Company's historical quarterly consolidated
operating results for the fiscal quarter ended October 31, 1997 included Lycos net revenues of $9,303,000 and operating losses of $433,000. As a result of additional Lycos stock sales, beginning in January 1999, CMGI's ownership in Lycos was further reduced below 20%. Accordingly, CMGI began accounting for its investment in Lycos (net of shares attributable to CMG@Ventures I, LLC's profit members and shares which may be required to be sold to Lycos pursuant to employee stock option exercises) as available-for-sale securities, carried at fair value (see Note J.)

The following table contains summarized financial information for Lycos for the quarters ended October 31, 1998 and January 31, 1999, the periods under which the Company accounted for its investment under the equity method of accounting:

(in thousands)
Condensed Statement of Operations:

                                                                   Quarter         Quarter
                                                                    Ended           Ended
                                                                  October 31,     January 31,
                                                                     1998            1999
                                                                  -----------     -----------
Net revenues                                                        $ 24,784        $ 30,552
                                                                    ========        ========
Operating loss                                                      $(15,612)       $(15,368)
                                                                    ========        ========
Net loss                                                            $ (3,596)       $(13,753)
                                                                    ========        ========

                                                                  October 31,     January 31,
                                                                     1998            1999
                                                                  -----------     -----------
Current assets                                                      $203,041        $198,209
Noncurrent assets                                                    272,991         266,706
                                                                    --------        --------
Total assets                                                        $476,032        $464,915
                                                                    ========        ========

Current liabilities                                                 $ 53,694        $ 50,612
Noncurrent liabilities                                                29,873          29,087
Stockholders' equity                                                 392,465         385,216
                                                                    --------        --------
Total liabilities and stockholders' equity                          $476,032        $464,915
                                                                    ========        ========

E.   Two-For-One Common Stock Splits

On January 11, 1999 and May 27, 1999, respectively, the Company effected two-for-one common stock splits in the form of stock dividends. Accordingly, the consolidated financial statements have been retroactively adjusted for all periods presented to reflect these events.

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

In October 1998, CMG@Ventures II's holdings in Reel.com, Inc. (Reel.com) were converted into 1,943,783 restricted common and 485,946 restricted, convertible preferred shares of Hollywood Entertainment Corporation (Hollywood Entertainment) as part of a merger wherein Hollywood Entertainment acquired Reel.com. CMG@Ventures II invested $6.9 million in Reel.com beginning in July 1997. The Company recorded a pre-tax gain of $23,158,000 on the conversion of its investment in Reel.com during the fiscal quarter ended October 31, 1998.
The gain was reported net of the 20% interest attributable to CMG@Ventures II's profit members. Also in October 1998, in a separate transaction, the Company purchased 1,524,644 restricted common and 803,290 restricted, convertible preferred shares of Hollywood Entertainment for a total cash purchase price of $31.1 million. In December 1998, CMGI's and CMG@Ventures II's entire holdings in Hollywood Entertainment preferred stock were converted into common shares on a 1-for-1 basis.


G.   Gain on Stock Issuances by Lycos, Inc. and GeoCities

In August 1998, the Company's affiliate, GeoCities, completed its initial public offering of common stock, issuing approximately 5.5 million shares at a price of
$17.00 per share, which raised $84.5 million in net proceeds for GeoCities.   As
a result of the initial public offering, the Company's ownership interest in GeoCities was reduced from approximately 34% to approximately 28%. The Company, through its subsidiaries, CMG@Ventures I, LLC (CMG@Ventures I) and CMG@Ventures II, has invested a total of $5.9 million in GeoCities beginning in January 1996. In December 1998, GeoCities issued additional stock in conjunction with its acquisition of Starseed, Inc. (known as WebRing) and in March 1999, issued additional stock in its acquisition of Futuretouch. CMGI recorded pre-tax gains of $24,132,000, $4,382,000, and $859,000 on the issuances of stock by GeoCities during the first, second and third quarters of fiscal year 1999, respectively. These pre-tax gains represent the increase in the book value of the Company's net equity in GeoCities, primarily as a result of the initial public offering and acquisitions. The gains were recorded net of the interests attributable to CMG@Ventures I's and II's profit members.

The Company recorded a pre-tax gain of $20,374,000 in the first quarter of fiscal 1999 resulting from the issuance of stock by Lycos. The gain for the quarter was primarily related to the issuance of 4.1 million shares by Lycos during August 1998 in its acquisition of WhoWhere? Inc. As a result of the issuance of stock by Lycos for the acquisition of WhoWhere? Inc., the Company's ownership interest in Lycos was reduced from approximately 24% to approximately 22%. The gain was recorded net of the interest attributable to CMG@Ventures I's profit members.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


H.   Commitment to Fund CMG@Ventures III, LLC

In December 1998, CMGI announced the close of the @Ventures III venture capital fund. This fund has secured $212 million in capital commitments from outside investors, which will be invested in emerging Internet service and technology companies through two newly formed entities, @Ventures III L.P. and @Ventures III Foreign Fund, L.P. CMGI does not have a direct ownership interest in either of these newly created entities, but is entitled to 2% of the net capital gains realized by both entities. Management of these entities, including investment and sale decisions, is the responsibility of @Ventures Partners III, LLC, whose members include David S. Wetherell, CMGI's President and Chief Executive Officer, and Andrew J. Hajducky III, CMGI's Chief Financial Officer. The Company has committed to contribute $54 million to its newly formed limited liability company subsidiary, CMG@Ventures III, LLC, of which approximately $10 million has been funded as of April 30, 1999. CMG@Ventures III, LLC will take strategic positions side by side with @Ventures III L.P. CMGI owns 100% of the capital and is entitled to 80% of the net capital gains realized by CMG@Ventures III, LLC. @Ventures Partners III, LLC is entitled to the remaining 20% of the net capital gains realized by CMG@Ventures III, LLC.


I.   Acquisitions and Investments

During the first nine months of fiscal year 1999, through CMG@Ventures III, LLC, CMGI acquired minority ownership interests in thirteen Internet companies, including Raging Bull, Asimba, Virtual Ink, Ancestry.com, Furniture.com, HotLinks, Medical Village, NextMonet.com, ONElist, OneCore.com, eCircles.com, advoco.com, and Carparts.com, for an aggregate total of approximately $10 million. Raging Bull is a financial Web message board service that offers the ability to filter content and tailor personally relevant financial information to meet users' needs. Asimba is creating a content rich, personalized, online community for the competitive and recreational sports market. Virtual Ink is a newly launched company focused on the development of Digital Meeting Assistant TM (DMA) technologies. Ancestry.com is a provider of community, content and commerce resources for families via the Internet, including the Web's largest repository of searchable genealogy data. Furniture.com is an e-commerce provider of a broad selection of furniture and home furnishing accessories. HotLinks operates a service that allows users to create personal Web directories. Medical Village is an Internet community of medical professionals offering members a variety of services including access to a searchable, comprehensive healthcare industry database, communication with other members, ordering from online medical product catalogs and access to current healthcare industry news. NextMonet is developing an ecommerce site for purchasers of art, in the form of an on-line art gallery. ONElist provides free e-mail communities via the Internet, allowing users to search for or subscribe to tens of thousands of communities on different topics or create their own community. OneCore.com offers an integrated set of Web-based financial applications targeted at small businesses. eCircles.com provides a free service that allows for friends and family to share information and coordinate events on the World Wide Web.
Advoco provides an electronic marketplace for interactive advice servicing a wide range of categories. Carparts.com operates the only Website that provides consumers with a search capability to locate and order online certain auto parts. The Company anticipates synergies between these strategic positions and CMGI's core businesses, including speeding technological innovation and access to markets. Each of the thirteen new investments made by CMG@Ventures III, LLC during the first nine months of fiscal year 1999 are carried at cost in CMGI's consolidated financial statements.

During the first nine months of fiscal year 1999 through CMG@Ventures II, LLC, CMGI made follow-on investments in Chemdex, Critical Path, KOZ,
MotherNature.com, Silknet, Softway Systems and ThingWorld.com, for an aggregate total of approximately $11 million.

During the third fiscal quarter of 1999, CMGI exercised its right to invest an additional $22 million to increase its ownership in Magnitude Network (Magnitude) from 23% to 92%. CMGI had previously invested a total of $2.5 million in Magnitude in July and October 1998. Accordingly, beginning in February 1999, CMGI began accounting for its investment in Magnitude under the consolidation method of accounting, rather than the equity method.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

I.   Acquisitions and Investments (continued)

On March 11, 1999, CMGI completed the acquisition of 2CAN Media, Inc. (2CAN) for initial consideration of approximately $27,493,000. Immediately following the completion of the acquisition, on March 11, 1999, 2CAN was merged with and into Adsmart Corporation (Adsmart), a majority-owned subsidiary of CMGI, with Adsmart becoming the surviving corporation. 2CAN was a Los Angeles, California-based full-service interactive media company serving the entire online advertising community with site-focused sales and advertising representation and was comprised of five distinct sales channels: WebRep, Pinnacle Interactive, ECG, MediaPlus and Grupo NetFuerza. As the primary component of the initial consideration paid for 2CAN, CMGI and Adsmart jointly issued convertible promissory notes (the "Promissory Notes") in the aggregate principal amount of $26,983,000. The Promissory Notes bear interest at an annual rate of 6.5% and are due and payable in full, with accrued interest, on March 11, 2004. The holders of the Promissory Notes can elect at any time prior to March 11, 2004, to convert all or a portion of the outstanding principal and accrued interest (the "Conversion Amount") into the following: 14.66% of the Conversion Amount will be paid in cash, 14.66% of the Conversion Amount will be paid in shares of CMGI common stock and 70.68% of the Conversion Amount will be paid in either shares of CMGI common stock or Adsmart common shares based on the election of the Promissory Note holders. As of April 30, 1999, Promissory Notes in the principal amount of $23,333,000 had been converted into $3,433,000 in cash and 304,210 shares of CMGI common stock. The principal amounts payable under the Promissory Notes are subject to a $1 for $1 reduction if certain revenue amounts are not achieved by Adsmart during the period from March 11, 1999 to December 31, 1999. Additionally, the initial consideration is subject to an increase of $0.83 for each $1 of calendar year 1999 revenues achieved by Adsmart and 2CAN in excess of $28 million. The additional consideration is payable in shares of CMGI common stock. The shares of CMGI common stock issued in the 2CAN acquisition are not registered under the Securities Act of 1933, as amended, and are subject to a Lockup Agreement. The Lockup Agreement prohibits transfer of the shares of CMGI common stock, without the permission of the Company, for a period of twelve months following the date of the issuance.

On April 4, 1999, CMGI completed its acquisition of Activerse, Inc. (Activerse), a provider of open standard Internet messaging technologies, for 198,536 shares of the Company's common stock. The shares issued by the Company under the Activerse acquisition are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance. The total purchase price for Activerse was valued at approximately $13,800,000, including costs of acquisition of $100,000. The value of the Company's shares included in the purchase price was recorded net of a weighted average 12% market value discount to reflect the restrictions on transferability.

In April 1999, the Company's subsidiary, Engage, acquired Internet Profiles Corporation (I/PRO), which provides Web site traffic measurement and audit services, for approximately $30.6 million, consisting of $1.6 million in net cash, $20.9 million in CMGI shares and $7.8 million in Engage shares and options. Engage has recorded an expense of $4.5 million in the third quarter of fiscal 1999 representing acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. In addition, CMGI must pay up to $3.0 million to I/PRO stockholders if performance goals are met relating to the gross revenue of I/PRO for the year ended March 31, 2000; data contributed to the Engage knowledge database as of March 31, 2000; and various employees of I/PRO continuing employment with Engage. Engage must reimburse CMGI for any such payments, at CMGI's election, in cash or by issuance of shares of Engage common stock at its then fair market value. Any additional payment will be treated as additional purchase price and amortized over the balance of the two or five year period. The shares of CMGI common stock are not registered under the Securities Act of 1933, as amended, and are subject to a Lockup Agreement. The Lockup Agreement prohibits transfer of the CMGI Shares, without the permission of the Company, for periods of up to twelve months following the date of the issuance of the shares of CMGI common stock.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

I.   Acquisitions and Investments (continued)

The acquisitions during the third quarter of fiscal 1999 have been accounted for using the purchase method, and, accordingly, the purchase prices have been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. Goodwill and other intangibles, totaling $96.9 million, were recorded related to acquisition, and are being amortized on a straight-line basis over two or five years, depending on the asset class. The acquired companies are included in the Company's consolidated financial statements from the dates of acquisition. The final acquisition accounting and valuation for the Company's total investment of approximately $66 million in 2CAN, Activerse, and Magnitude is expected to result in a portion of the purchase price being identified as in-process research and development, in accordance with valuation methodologies provided by the Securities and Exchange Commission which will be charged to operating results in the fourth quarter when the amount is determined.


The purchase price for each of the above acquisitions was allocated as follows:

                                                          Magnitude
                                         Activerse         Network        2CAN Media         I/PRO           Total
                                       --------------  ---------------  ---------------  --------------  --------------
Working capital, including cash
 (cash overdraft) acquired               $(3,896,000)     $ 1,209,000      $(4,446,000)    $  (150,000)    $(7,283,000)
Property, plant and equipment                170,000          363,000          114,000       1,676,000       2,323,000
Other assets (liabilities), net                   --          (69,000)          25,000        (235,000)       (279,000)
In-process research and development               --               --               --       4,500,000              --
Goodwill                                  17,543,000       22,713,000       31,800,000      19,900,000      91,956,000
Developed technology                              --               --               --       3,000,000       3,000,000
Other identifiable intangible assets              --               --               --       1,920,000       1,920,000
Minority interest                                 --         (119,000)              --              --        (119,000)
Losses recorded under equity method               --          388,000               --              --         388,000
                                         -----------      -----------      -----------     -----------     -----------
Purchase price                           $13,817,000      $24,485,000      $27,493,000     $30,611,000     $96,406,000
                                         ===========      ===========      ===========     ===========     ===========

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

In November, 1998, CMGI received a distribution of 169,538 shares of Amazon.com stock from CMG@Ventures II LLC. The Company sold these shares for total proceeds of $27.2 million in November 1998, and recognized a pre-tax gain of $7,002,000, reported net of the associated interest attributed to CMG@Ventures II's profit members.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



K.   Segment Information

The Company's continuing operations are classified in two primary business segments: (i) investment and development and (ii) fulfillment services. The Company's lists and database services segment is reported as discontinued operations (see Note C.) During the three and nine months ended April 30, 1999, respectively, non-consolidated related parties accounted for approximately 10% and 10% of net revenues, respectively, in the investment and development segment. Additionally, during the quarter ended April 30, 1999, one customer contract accounted for 22% of the net revenues of the investment and
development business segment.   Summarized financial information by business
segment for continuing operations is as follows:

                                         Three months ended April 30,    Nine months ended April 30,
                                        ------------------------------  ------------------------------
                                             1999            1998            1999            1998
                                        --------------  --------------  --------------  --------------
Net revenues:

  Investment and development             $ 10,610,000    $  2,208,000    $ 20,424,000    $ 14,539,000
  Fulfillment services                     33,045,000      15,937,000      99,608,000      41,431,000
                                         ------------    ------------    ------------    ------------
                                         $ 43,655,000    $ 18,145,000    $120,032,000    $ 55,970,000
                                         ============    ============    ============    ============

Operating income (loss):

  Investment and development             $(35,632,000)   $(25,048,000)   $(77,991,000)   $(53,093,000)
  Fulfillment services                      1,565,000       1,547,000       2,727,000       3,757,000
                                         ------------    ------------    ------------    ------------
                                         $(34,067,000)   $(23,501,000)   $(75,264,000)   $(49,336,000)
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


                                                       Three Months Ended
                                   October 31,     January 31,      April 30,       July 31,
                                      1997            1998            1998            1998           Total
                                   -----------     -----------     -----------     -----------     -----------
As Reported                        $ 1,061,000     $ 1,149,000     $ 1,547,000     $(2,313,000)    $ 1,444,000
                                   ===========     ===========     ===========     ===========     ===========

As Restated                        $   279,000     $   335,000     $   656,000     $   174,000     $ 1,444,000
                                   ===========     ===========     ===========     ===========     ===========

                         CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


L.   Borrowing Arrangements

The Company's $20 million collateralized corporate borrowing facility became payable in full on January 20, 1999. Upon its maturity, CMGI renewed this $20 million facility for another one-year period, with similar terms as the expiring facility. This borrowing is now secured by 762,465 of CMGI's shares of Lycos common stock. Under this agreement, CMGI could become subject to additional
collateral requirements under certain circumstances.   The Company expects to
again seek the renewal of this facility upon its next maturity on January 20, 2000. The Company's subsidiary, SalesLink, had a $14.7 million bank term note outstanding at April 30, 1999, which provides for repayment in quarterly installments through November 2002. Additionally, SalesLink's credit agreement includes a $9 million revolving line of credit, of which $1.1 million has been reserved in support of outstanding letters of credit for operating leases as of April 30, 1999, and $7.9 million is available for future borrowings. The obligations of SalesLink under its bank line of credit and bank term loans have been guaranteed by CMGI. Such obligations had been classified as current liabilities in the Company's July 31, 1998 and January 31, 1999 balance sheets since, at those dates, SalesLink was not in compliance with certain covenants of its borrowing arrangements. In connection with the investment by CMGI of a $10 million original principal amount of subordinated convertible notes and warrants to purchase SalesLink Series A Convertible Preferred Stock, the bank has since waived all covenant defaults and amended certain financial and operating covenants contained in the SalesLink bank facility. There are no current defaults. As such, $12,400,000 owed by SalesLink under its borrowing arrangements which are payable after April 30, 2000 have been classified as long-term liabilities as of April 30,1999. In addition, On-Demand Solutions, Inc., a subsidiary of CMGI, was added to the SalesLink credit facility as an additional borrower.


M.   Issuance of Series B Convertible Redeemable Preferred Stock

On December 22, 1998, CMGI completed a $50 million private placement of 50,000 shares of newly issued Series B convertible preferred stock. Each preferred share has a stated value of $1,000 per share, and accretes an incremental conversion premium at a rate of 4% per year. Subject to certain limitations, the Series B convertible preferred stock plus accreted conversion premium may be converted into shares of the Company's common stock at a fixed price of $26 per common share for one year or until the earlier occurrence of certain specified events. Under certain circumstances, the Company has the option to redeem the Series B convertible preferred stock; and under certain circumstances the Company may be required to redeem the Series B convertible preferred stock. After one year or the earlier occurrence of certain specified events, if the Series B convertible preferred stock has not been redeemed, the conversion price is based upon a formula which is tied to the undiscounted market price of the Company's common stock. Subject to waiver by the Company, the maximum number of shares of the Company's common stock into which the Series B convertible preferred stock may convert is 4,166,668. The Series B convertible preferred stock automatically converts into common stock on December 22, 2000. Preferred stockholders have preference over common stockholders in dividends and liquidation rights. Proceeds of the private placement were raised to be used for acquisitions of controlling positions in companies and working capital purposes. In April, 1999, 15,000 shares of Series B convertible preferred stock, with a face amount of $15,000,000 and accumulated conversion premium of $184,000, were converted into 584,004 shares of the Company's common stock.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


N.   Earnings Per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. The effect of convertible preferred stock using the "if-converted" method was anti-dilutive for the three and nine month periods ended April 30, 1999 and, therefore, has been excluded from the calculation of diluted earnings per share.

If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from income (loss) from continuing operations, the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial for the three and nine months ended April 30, 1999 and 1998.

The following table sets forth the reconciliation of the numerators and denominators for the earnings per share calculations per SFAS No. 128:

(in thousands)                                             Three months ended April 30,    Nine months ended April 30,
                                                          ------------------------------  -----------------------------
                                                               1999            1998            1999           1998
                                                          ---------------  -------------  --------------  -------------
Basic and diluted earnings per share:
-------------------------------------

 Income (loss) from continuing operations                       $(27,223)       $ 8,069        $ 24,315        $  (126)
 Less: Convertible preferred stock accretion                        (459)            --            (684)            --
                                                                --------        -------        --------        -------
 Income (loss) from continuing operations available to
  common stockholders                                            (27,682)         8,069          23,631           (126)

 Loss from discontinued operations of lists and
  database services segment                                         (527)          (147)           (806)           (79)
 Gain on sale of data warehouse product rights                        --             --              --          4,978
                                                                --------        -------        --------        -------

 Net income (loss) available to common stockholders             $(28,209)       $ 7,922        $ 22,825        $ 4,773
                                                                ========        =======        ========        =======

 Weighted average common shares outstanding - basic               93,904         85,672          92,727         80,852
 Effect of dilutive stock options                                     --          7,016           8,798             --
                                                                --------        -------        --------        -------
 Weighted average common shares outstanding  diluted              93,904         92,688         101,525         80,852
                                                                ========        =======        ========        =======

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


O.   Comprehensive Income

As of August 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires all changes in equity from non-owner sources to be included in the determination of comprehensive income.

The components of comprehensive income (loss), net of income taxes, are as follows:

(in thousands)                                          Three months ended April 30,            Nine months ended April 30,
                                                    -------------------------------------  --------------------------------------
                                                           1999               1998                1999                1998
                                                    ------------------  -----------------  ------------------  ------------------

Net income (loss)                                            $(27,750)             $7,922           $ 23,509             $ 4,773

Net unrealized holding gain (loss) arising during
 period                                                       (60,543)                 --            422,987               1,603

Less: reclassification adjustment for gain
 realized in net income (loss)                                     --                  --             (4,119)             (2,445)
                                                             --------              ------           --------             -------
Comprehensive income (loss)                                  $(88,293)             $7,922           $442,377             $ 3,931
                                                             ========              ======           ========             =======


P.   Consolidated Statements of Cash Flows Supplemental Information

(in thousands)                                                                              Nine months ended April 30,
                                                                                        ------------------------------------
                                                                                              1999               1998
                                                                                        -----------------  -----------------
Cash paid during the period for:
  Interest                                                                                        $ 2,857             $2,034
                                                                                                  =======             ======
  Income taxes                                                                                    $10,615             $  517
                                                                                                  =======             ======

During the nine months ended April 30, 1999, significant non-cash investing activities included the sale of the Company's equity interest in Reel.com in exchange for Hollywood Entertainment available-for-sale securities valued at $32,801,000, the sale of the Company's minority investment in Sage Enterprises in exchange for Amazon.com available-for-sale securities valued at $26,519,000, and the issuance of CMGI stock, Engage stock and convertible notes for acquisitions (See Notes F and I.)

Q.   Available-for-Sale Securities

At April 30, 1999, available-for-sale securities include 296,594 shares of Lycos common stock and 130,167 shares of USWeb Corporation common stock held by CMG@Ventures I. Available-for-sale securities at April 30, 1999 also include the following securities held by CMG@Ventures II: 67,668 shares of Amazon.com common stock (as adjusted for Amazon.com's 3-for-1 stock split in December 1998) and 2,429,729 shares of Hollywood Entertainment common stock and 1,737,752 shares of Critical Path, Inc. common stock. Subject to the terms of CMG@Ventures I and II's operating agreements, certain of the shares held by these entities may be allocated to CMG@Ventures I and II's profit members in the future.

Additionally, available-for-sale securities at April 30, 1999 include the following securities held by CMGI, Inc. directly or through its other subsidiaries: 5,523,845 shares of Lycos, Inc. common stock; 142,896 shares of Informix Corporation (formerly Red Brick Systems) common stock; 386,473 shares of Open Market, Inc. common stock; 2,327,934 shares of Hollywood Entertainment common stock,

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


Q.     Available-for-Sale Securities (continued)

Available-for-sale securities are carried at fair value as of April 30, 1999, based on quoted market prices, net of a market value discount to reflect the remaining restrictions on transferability on certain of these securities. A net unrealized holding gain of $418,432,000, net of deferred income taxes of $292,062,000, has been reflected in the equity section of the consolidated balance sheet based on the change in market value of the available-for-sale securities from dates of acquisition to April 30, 1999.

CMG@Ventures II also holds 45,177 shares of Amazon.com stock at April 30, 1999 which have been allocated to its profit members and, therefore, have not been classified as available-for-sale securities in the accompanying consolidated balance sheet. At April 30, 1999, CMG@Ventures I also holds approximately 1.4 million shares of Lycos common stock which have been allocated to its profit members and approximately 730,000 Lycos shares which CMG@Ventures I may be obligated to sell to Lycos in the future, as necessary, to provide for shares issuable upon the exercise of certain stock options granted by Lycos under its 1995 stock option plan. These shares of Lycos common stock have not been classified as available-for-sale securities in the accompanying consolidated balance sheet.

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

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


S.   Subsequent Events

On May 5, 1999, Silknet completed its initial public offering at a price of $15 per share. CMG@Ventures II currently holds 2.8 million shares of Silknet common stock (of which approximately 2.2 million shares are attributable to CMGI), which it acquired at an average cost of $2.42 per share. On June 2, 1999, Critical Path priced an additional offering of 3.5 million shares of common stock at $49.375 per share. Of the 3.5 million shares offered, 3 million shares were sold by the company and 500,000 by certain selling shareholders, all at $49.375 per share. Included in that offering, CMG@Ventures II sold approximately 45,000 shares, receiving net proceeds of approximately $2.1 million. CMG@Ventures II now holds approximately 1.7 million shares of Critical Path common stock (of which approximately 1.4 million shares are attributable to CMGI), which it acquired at an average cost of $1.44 per share. On May 10, 1999, CMGI's majority owned subsidiary, Engage, announced that on May 7, 1999 it filed with the Securities and Exchange Commission a registration statement for the initial public offering of its common stock.

On May 13, 1999, CMGI and Gateway announced that the two companies formed a strategic alliance and will seek out collaborative business and investment opportunities on the Internet. In addition, Gateway agreed to invest $200 million for an ownership stake in CMGI, subject to certain closing conditions. On June 7, 1999, CMGI's majority owned subsidiary, NaviSite, Inc., announced it signed strategic agreements with Dell Computer Corporation and Microsoft Corporation. In connection with separate strategic alliance agreements, Dell and Microsoft have each also made separate investments in NaviSite in return for
4.9 and 4.4 percent fully diluted equity stakes, respectively.

On May 13, 1999, CMGI completed the sale of its CMG Direct subsidiary to Marketing Services Group, Inc. in exchange for cash of approximately $13.9 million and approximately 2.3 million shares of MSGI stock. Also during May, Yahoo! completed the acquisition of GeoCities, pursuant to which the 8.8 million shares of GeoCities common stock, and options to purchase an additional 1 million GeoCities shares held by CMG@Ventures were converted to Yahoo! stock and options. MSGI and Yahoo! shares received will be accounted for as available-for-sale securities, at market value.

In May 1999, the Company completed the acquisition of Nascent Technologies, Inc. for approximately $6 million in CMGI stock. Nascent Technologies is a developer of value-added, carrier-class software that enables service providers to rapidly launch new services on the World Wide Web.

Also, subsequent to April 30, 1999, CMG@Ventures III acquired minority interests in Productopia, Inc., NextPlanetOver and one other investment and CMGI@Ventures II made follow-on investments in Mothernature.com, Universal Learning Technology, Visto.

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


Deconsolidation of Lycos beginning in the second quarter of fiscal year 1998

     During the first quarter of fiscal year 1998, the Company owned in excess of 50% of Lycos and accounted for its investment under the consolidation method. Through the subsequent sale and distribution of Lycos shares, the Company's ownership percentage in Lycos was reduced to below 50% beginning in November 1997. As such, beginning in November 1997, the Company began accounting for its remaining investment in Lycos under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Lycos were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Lycos were consolidated with those of CMGI's other majority owned subsidiaries in the Company's
consolidated balance sheets.   The Company's historical quarterly consolidated
operating results for the fiscal quarter ended October 31, 1997 included Lycos net revenues of $9,303,000 and operating losses of $433,000. Accordingly, CMGI began accounting for its investment in Lycos (net of shares attributable to CMG@Ventures I, LLC's profit members and shares which may be required to be sold to Lycos pursuant to employee stock option exercises) as available-for-sale securities, carried at fair value.


Deconsolidation of Vicinity beginning in the second quarter of fiscal year 1999

     Beginning in November 1998, CMGI's ownership interest in Vicinity was reduced to below 50% as a result of employee stock option exercises. As such, beginning in November, 1998, the Company began to account for its remaining investment in Vicinity under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Vicinity were consolidated within the operating results of the Company's investment and development segment, and the assets and liabilities of Vicinity were consolidated with those of CMGI's other majority owned subsidiaries in the
Company's consolidated balance sheets.   The Company's historical quarterly
consolidated operating results for the fiscal quarter ended October 31, 1998 included Vicinity net revenues of $1,454,000 and operating losses of $621,000.

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


                                        Three Months Ended
                     October 31,     January 31,      April 30,        July 31,
                        1997            1998            1998            1998            Total
                     -----------     -----------     -----------     -----------     -----------
As Reported          $ 1,061,000     $ 1,149,000     $ 1,547,000     $(2,313,000)    $ 1,444,000
                     ===========     ===========     ===========     ===========     ===========
As Restated          $   279,000     $   335,000     $   656,000     $   174,000     $ 1,444,000
                     ===========     ===========     ===========     ===========     ===========

Discontinued Operations

     On March 11, 1999, the Company announced the signing of a binding agreement to sell its wholly owned subsidiary, CMG Direct to Marketing Services Group, Inc. (MSGI). At the time, CMG Direct comprised the Company's entire lists and database services segment. As a result, the operations of the Company's lists and database services segment have been reflected as income (loss) from discontinued operations. The gain on sale of certain data warehouse product rights by the Company's subsidiary, Engage Technologies, Inc. (Engage) in the first quarter of fiscal 1998 has also been reflected as discontinued operations. These data warehouse products were developed by Engage during fiscal 1996 and 1997, when Engage was included in the Company's lists and database services segment. CMG Direct's net assets, which included accounts receivable, prepaid expenses, net property and equipment, net goodwill, other assets, accounts payable, accrued expenses and other liabilities are reported as net current and non-current assets of discontinued operations at April 30, 1999. Certain prior period amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to reflect the Company's lists and database services segment as discontinued operations.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


Three months ended April 30, 1999 compared to three months ended April 30, 1998

     Net revenues for the quarter ended April 30,1999 increased $25,510,000, or 141%, to $43,655,000 from $18,145,000 for the quarter ended April 30, 1998. The increase was largely attributable to an increase of $17,108,000 in net revenues for the Company's fulfillment services segment, reflecting increased volume of turnkey business from Cisco Systems and the acquisitions of On-Demand Solutions and InSolutions during the fourth quarter of fiscal 1998. Additionally, net revenues in the Company's investment and development segment increased $8,402,000. Vicinity net revenues for last year's third quarter ended April 30, 1998 were $1,148,000. Absent the impact of Vicinity, net revenues in the investment and development segment increased by $9,550,000 or 900%, reflecting increased revenues for Engage, including the addition of Internet Profiles Corporation (I/PRO) during the quarter, Adsmart, including the addition of 2CAN Media (2CAN) during the quarter, NaviSite, and Planet Direct, whose results included approximately $2.3 million in license revenue from one significant customer. During the quarter ended April 30, 1999, non-consolidated related parties accounted for approximately 16% of net revenues in the investment and development segment. The Company believes that its subsidiary companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities during the remainder of fiscal 1999. Additionally, subsequent to April 30, 1999, the Company signed an agreement to acquire an additional Internet company, Nascent Technologies, Inc. Therefore, as a result of both increased revenue from existing companies, and incremental revenues from new acquisitions, the Company expects to report future revenue growth.

     Cost of revenues increased $24,939,000, or 145%, to $42,169,000 in the third quarter of fiscal 1999 from $17,230,000 for the corresponding period in fiscal 1998, reflecting increases of $14,576,000 and $10,363,000 in the fulfillment services and investment and development segments, respectively. Adjusted for the $891,000 impact of prior year understatements, cost of sales increased $13,685,000 in the fulfillment services segment resulting from higher revenues and the acquisitions of On-Demand Solutions and InSolutions. Investment and development segment cost of revenues increases were primarily attributable to higher revenues, the acceleration of operations in the segment and the additions of I/PRO and 2CAN during the quarter, partially offset by lower cost of revenues resulting from the deconsolidation of Vicinity beginning in the second quarter of fiscal 1999. Revenue increases, offset in part by the impact of deconsolidating Vicinity, is the primary reason cost of revenues as a percentage of revenues in the investment and development segment decreased to 144% in the third quarter of fiscal 1999 from 222% in the prior year. After adjusting for prior year understatements, fulfillment services segment cost of revenues as a percentage of net revenues decreased to 81% in the third quarter of fiscal 1999 from 83% in the third quarter of fiscal 1998, primarily reflecting increased operating efficiencies related to turnkey operations.

     Research and development expenses increased $1,204,000, or 31%, to $5,053,000 in the quarter ended April 30, 1999 from $3,849,000 in the prior year's third quarter. All research and development expenses in both periods were incurred within the Company's investment and development segment. The $1,204,000 increase over prior year was primarily due to increased development efforts at Engage and Planet Direct and incremental costs associated with the development of NaviNet's technology platform, partially offset by reductions due
to the deconsolidation of Vicinity and reduced NaviSite development costs.   In-
process research and development expense was $4.5 million during the three months ended April 30, 1999 which resulted from the I/PRO acquisition (See further discussion in "In-Process Research and Development Expense related to the Acquisition of I/PRO" below) compared to $9.2 million during the nine months ended April 30, 1998 principally related to the Accipiter transaction. All in-process research and development expenses in both periods were incurred within the Company's investment and development segment. The Company anticipates it will continue to devote substantial resources to product development and that these costs may substantially increase in future periods.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

     Selling expenses increased $5,079,000 or 82% to $11,282,000 in the third quarter ended April 30, 1999 from $6,203,000 for the corresponding period in fiscal 1998, primarily reflecting a $5,311,000 increase in the Company's investment and development segment. The increased costs in the investment and development segment reflects sales and marketing efforts related to product launches, the acquisitions of I/PRO and 2CAN and continued growth of sales and marketing infrastructures, partially offset by reduced selling expenses due to the deconsolidation of Vicinity. Selling expenses in the fulfillment services segment decreased by $232,000 in comparison with last year's third quarter due primarily to headcount reductions. Selling expenses decreased as a percentage of net revenues to 26% in the third quarter of fiscal 1999 from 34% for the corresponding period in fiscal 1998, primarily reflecting the impact of increased revenues. As the Company's subsidiaries continue to introduce new products and expand revenues, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that these costs will substantially increase in future periods.

     General and administrative expenses increased $9,604,000, or 188%, to $14,718,000 in the third quarter of fiscal 1999 from $5,114,000 for the corresponding period in fiscal 1998. The investment and development segment experienced an increase of $6,858,000, primarily due to the acquisitions of I/PRO, 2CAN, Activerse, and Magnitude Network (Magnitude), including approximately $3,200,000 related to higher goodwill charges, and to the building of management infrastructures in several of the Company's Internet investments. General and administrative expenses in the fulfillment services segment increased by $2,746,000 in comparison with last year's third quarter, largely due to the acquisitions of On-Demand Solutions and InSolutions, including approximately $650,000 related to higher goodwill charges. General and administrative expenses as a percentage of net revenues increased to 34% in the third quarter fiscal 1999 from 28% for the corresponding period in fiscal 1998, primarily reflecting the impact of increased goodwill charges during the third quarter of fiscal 1999. The Company anticipates that its general and administrative expenses will continue to increase significantly as the Company adds newly acquired subsidiaries and as existing subsidiaries continue to grow and expand their administrative staffs and infrastructures.

     Gain on stock issuance by GeoCities in the third quarter of fiscal 1999 arose primarily as a result of the issuance of stock by GeoCities in its acquisition of Futuretouch. Gain on sale of Lycos, Inc. common stock in the third quarter of fiscal 1998 reflects the Company's net gain realized on the sale of 445,000 shares of Lycos stock. Gain on stock issuance by Lycos, Inc. in the third quarter of fiscal 1998 resulted primarily from the issuance of stock by Lycos for the acquisitions of Tripod and WiseWire.

     Interest income increased $279,000 to $852,000 in the third fiscal quarter of 1999 from $573,000 in fiscal 1998, reflecting increased income associated with higher average corporate cash equivalent balances compared with prior year. Interest expense increased $287,000 compared with the third quarter of fiscal 1998, primarily due to higher corporate collateralized borrowings and borrowings incurred in conjunction with the Company's acquisition of InSolutions.

     Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates for the quarter ended April 30, 1999 include the results from the Company's minority ownership in GeoCities, ThingWorld.com, Silknet, Speech Machines, Vicinity, and Engage Japan JV. Equity in losses of affiliates for the quarter ended April 30, 1998 included the results from the Company's minority ownership in ThingWorld.com, Silknet, GeoCities, Reel.com, Lycos, Chemdex, Sage Enterprises and Speech Machines. The Company expects its affiliate companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

     Income tax benefit in the third quarter of fiscal 1999 was $9,473,000. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for the third quarter of fiscal 1999, one-time in-process research and development expense and gain on stock issuance by GeoCities were excluded.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


Nine months ended April 30, 1999 compared to nine months ended April 30, 1998

     Net revenues for the nine months ended April 30, 1999 increased $64,062,000, or 115%, to $120,032,000 from $55,970,000 for the nine months ended
April 30, 1998. The increase was largely attributable to an increase of $58,177,000 in net revenues for the Company's fulfillment services segment, reflecting increased volume of turnkey business from Cisco Systems and the acquisitions of On-Demand Solutions and InSolutions during the fourth quarter of fiscal 1998. Net revenues from the Company's investment and development segment increased $5,885,000 compared with the first nine months of fiscal 1998, which included Lycos and Vicinity net revenues of $9,303,000 and $3,291,000, respectively. Absent the impact of Lycos and Vicinity, net revenues in the investment and development segment increased by $17,025,000 reflecting improved sales by Engage, including the impact of the acquisition of Accipiter in April 1998 and I/PRO in April 1999, Adsmart, including the acquisition of 2CAN in March 1999, and Planet Direct, including approximately $2.3 million in license revenue recognized from one significant customer during the third fiscal quarter. The Company believes that its subsidiary companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities during the remainder of fiscal 1999. Additionally, subsequent to April 30, 1999, the Company signed an agreement to acquire an additional Internet company, Nascent Technologies, Inc. Therefore, as a result of both increased revenues by existing companies and incremental revenues from new acquisitions, the Company expects to report future revenue growth.

     Cost of revenues increased $69,737,000, or 154%, to $114,917,000 for the nine months ended April 30, 1999 from $45,180,000 for the corresponding period in fiscal 1998, reflecting increases of $52,696,000 and $17,041,000 in the fulfillment services and investment and development segments, respectively. Adjusted for the $2,487,000 impact of prior year understatements, cost of revenues increased $50,209,000 in the fulfillment services segment, primarily resulting from higher revenues, the acquisitions of On-Demand Solutions and InSolutions, and incremental costs incurred in fiscal 1999 associated with relocating SalesLink's Boston and Chicago operations to more efficient facilities. Investment and development segment cost of revenues increases were primarily attributable to higher revenues, the acceleration of operations in the segment and the impact of acquisitions, partially offset by lower cost of revenues resulting from the deconsolidation of Lycos beginning in the second quarter and the deconsolidation of Vicinity beginning in the second quarter of fiscal 1999. The start up of Internet operations with minimal revenues during early stages, and the impact of deconsolidating Lycos and Vicinity, are the primary reasons cost of revenues as a percentage of revenues in the investment and development segment increased to 148% in the first nine months of fiscal 1999 from 91% in the prior year. After adjusting for prior year understatements, fulfillment services segment cost of revenues as a percentage of net revenues increased to 85% in the first nine months of fiscal 1999 from 83% in the first nine months of fiscal 1998, reflecting operating inefficiencies during a period of high volume growth and the impact of incremental facilities relocation costs.

     Research and development expenses increased $1,236,000, or 9%, to $15,645,000 for the nine months ended April 30, 1999 from $14,409,000 for the corresponding period in fiscal 1998. All research and development expenses in both periods were incurred within the Company's investment and development segment. The net increase in research and development expenses primarily reflects development efforts at Engage and its acquisitions of Accipiter and I/PRO, and incremental costs associated with the development of NaviNet's technology platform, partially offset by the impact of the deconsolidation of Lycos and Vicinity. In addition, the Company recorded $4,500,000 of in-process research and development expenses during the first nine months of fiscal year 1999 related to the Company's acquisition of I/PRO (See further discussion in "In-process Research and Development Charge Related to Acquisition of I/PRO" below) compared to the $10,125,000 of in-process research development expense during the first nine months of fiscal 1998 related to the Company's acquisition of Accipiter and investments in Speech Machines and Chemdex. The Company anticipates it will continue to devote substantial resources to product development and that these costs may substantially increase in future periods.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


     Selling expenses increased $4,501,000 or 21% to $26,452,000 for the nine months ended April 30, 1999 from $21,951,000 for the corresponding period in fiscal 1998, primarily reflecting a $4,396,000 increase in the Company's investment and development segment due to the acquisitions of 2 CAN, I/PRO and Activerse. Investment and development results include a $5,479,000 decrease due to the deconsolidation of Lycos and reduced marketing expenditures at Planet Direct, offset by sales and marketing efforts related to several product launches, the impact of acquisitions, and continued growth of sales and marketing infrastructures. Selling expenses in the fulfillment services segment increased by $105,000 in comparison with the corresponding period in fiscal 1998 due to the acquisitions of On-Demand Solutions and InSolutions, partially offset by headcount reductions. Selling expenses decreased as a percentage of net revenues to 22% for the first nine months of fiscal 1999 from 39% for the corresponding period in fiscal 1998, primarily reflecting the deconsolidations of Lycos and Vicinity as well as the impact of increased revenues. As existing subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that these costs will substantially increase in future periods.

     General and administrative expenses increased $20,141,000, or 148%, to $33,782,000 for the nine months ended April 30, 1999 from $13,641,000 for the corresponding period in fiscal 1998. The investment and development segment experienced an increase of $13,735,000, primarily due to the impact of acquisitions and the building of management infrastructures in several of the Company's Internet investments. Such increases were somewhat offset by reductions associated with the deconsolidations of Lycos and Vicinity. General and administrative expenses in the fulfillment services segment increased by $6,406,000 in comparison with last year's corresponding period, largely due to the acquisitions of On-Demand Solutions and InSolutions, including approximately $1.2 million in increased goodwill charges. General and administrative expenses increased as a percentage of net revenues to 28% for the nine months ended April 30, 1999 from 24% for the corresponding period in fiscal 1998. The Company anticipates that its general and administrative expenses will continue to increase significantly as the Company adds newly acquired subsidiaries and as existing subsidiaries continue to grow and expand their administrative staffs and infrastructures.

     Gain on sale of Lycos, Inc. common stock reflects the Company's net gain realized on the sale of 818,000 Lycos shares in fiscal 1999 and 1,004,900 shares in fiscal 1998. Gain on stock issuance by Lycos, Inc. in fiscal 1999 resulted primarily from the issuance of stock by Lycos for the first quarter fiscal 1999 acquisition of WhoWhere? Gain on stock issuance by Lycos, Inc. in fiscal 1998 resulted primarily from the issuance of stock by Lycos for the acquisitions of Tripod and WiseWire. Gain on stock issuance by GeoCities in fiscal 1999 arose primarily as a result of the sale of stock by GeoCities in an initial public offering in August 1998, and the sales of stock by GeoCities in its acquisitions of Starseed, Inc. (known as WebRing) in December 1998 and Futuretouch during the third fiscal quarter of 1999. Gain on sale of investment in Sage Enterprises, Inc. occurred during the first quarter of fiscal year 1999 when CMG@Ventures II's holdings in Sage Enterprises were converted into 225,558 shares of Amazon.com, Inc. common stock as part of a merger wherein Amazon.com, Inc. acquired Sage Enterprises. Gain on sale of investment in Reel.com, Inc. occurred in October, 1998, when CMG@Ventures II's holdings in Reel.com were converted into 1,943,783 restricted common and 485,946 restricted, convertible preferred shares of Hollywood Entertainment Corporation (Hollywood Entertainment) as part of a merger wherein Hollywood Entertainment acquired Reel.com. Gain on sale of Amazon.com, Inc. stock reflects the Company's net gain realized on the sale of 169,538 shares in the second quarter of fiscal 1999. Gain on sale of Premiere Technologies, Inc. stock reflects the Company's net gain on the sale of 224,795 shares of Premiere Technologies, Inc. stock during the first quarter of fiscal 1998.

     Interest income increased $447,000 to $2,159,000 for the nine months ended April 30, 1999 from $1,712,000 in fiscal 1998, reflecting increased income associated with higher average corporate cash equivalent balances compared with prior year, partially offset by a $540,000 decrease from the deconsolidation of
Lycos.   Interest expense increased $1,034,000 compared with the corresponding period in fiscal 1998, primarily due to higher corporate collateralized borrowings and borrowings incurred in conjunction with the Company's acquisition of InSolutions.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


     Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates for the nine months ended April 30, 1999 include the results from the Company's minority ownership in Lycos (until January 1999 when the Company's ownership in Lycos was reduced below 20%), GeoCities, ThingWorld.com, Silknet, Speech Machines, Mother Nature, Vicinity, Engage Japan JV, and Magnitude Network (until February 1999 when the Company's ownership in Magnitude Network increased above 50%). Equity in losses of affiliates for the nine months ended, April 30, 1998 included the results from the Company's minority ownership in Ikonic, ThingWorld.com, Silknet, GeoCities, Reel.com, Lycos, Chemdex, Planet All and Speech Machines. The Company expects its affiliate companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

     Income tax expense from continuing operations for the nine months ended April 30, 1999 was $30,981,000. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for fiscal 1999, one-time in-process research and development expense, gains on stock issuances by Lycos and GeoCities, gains on sales of investments in Sage Enterprises, Inc. and Reel.com, Inc., and gains on sales of Lycos, Inc. and Amazon.com, Inc. common stock were excluded.


In-Process Research and Development Expense Related to the Acquisition of I/PRO

     The Company's subsidiary, Engage acquired I/PRO on April 7, 1999 for total purchase consideration of $30.3 million. The portion of the purchase price allocated to in-process research and development expense was $4.5 million, or approximately 15% of the total purchase price. At the acquisition date, I/PRO's major in-process project was the development of a new data processing system, project name Normandy, which is intended to provide improved functionality. In general, the existing data processing system does not provide for the fault tolerance, scalability and data processing efficiency that may be required to meet future customer needs. Accordingly, customers' long-term product needs required I/PRO to substantially redesign the data processing system to develop new technologies in the areas of: (1) fault tolerance and scalability, (2) system management, (3) data capture and (4) path analysis functionality (the ability to track movement of Web visitors across Web pages).

     At the date of the acquisition, management estimated that completion of the Normandy technology would be accomplished by August 1999. The initial development effort had commenced in late 1998. At the acquisition date, the new Normandy technology had not reached a completed prototype stage and beta testing had not yet commenced. At the time of the I/PRO acquisition, the Normandy project was approximately 64% complete.

     The value of in-process research and development was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including core developed technology, assembled workforce, working capital and fixed assets. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for in-process research and development was 30%, a premium over Engage's estimated weighted-average forecast period. Revenue was predicted to grow at rates comparable to the growth of Internet cost of capital of 25%. The discount rate used for core developed technology was 22%.

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

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


     Management projected average annual revenue increases for the forecast period based on its assessment of future market potential and the ability of I/PRO to successfully implement the Normandy technology. Revenue was predicted to grow at rates comparable to the growth of Internet users and online activity and the impact such growth would have on Internet service companies. Revenue related to the Normandy project were separately identified.

     These projections are based on management's estimates of the significant growth in the number of companies engaged in e-commerce (which is supported by independent market data), the need for e-commerce companies to utilize independent audit, verification and analysis services, expected trends in technology (such as increased speed of the Internet, reduced hardware costs and the resulting increase in new Internet users) and the nature and expected timing of new product introductions by its competitors. These estimates also include growth related to the use of certain I/PRO technologies in conjunction with Engage's products and the benefits of Engage's incremental financial support and stability.

     I/PRO's estimated cost of revenues as a percentage of revenue is expected to significantly decrease on a stand-alone basis (85% in 1998), as certain fixed costs included in cost of sales are spread over a larger revenue base and provide for the realization of efficiencies due to economies of scale. The Normandy technology is expected to greatly increase the automation of data processing, allowing significant labor cost savings per revenue dollar. Increases in hardware utilization are also expected. Due to these savings, the estimated cost of sales as a percentage of revenue is expected to decrease to a low of 20% in the fifth forecast year.

     I/PRO's operating expenses are expected to increase on an absolute basis, but to significantly decrease as a percentage of revenue over the term of the forecast (192% in 1998). Certain fixed expenses are spread over a larger revenue base and provide for the realization of efficiencies due to economies of scale. Due to these savings, the estimated operating expenses as a percentage of revenue is expected to decrease to a low of 49% in the fifth forecast year.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


Liquidity and Capital Resources

     During January 1999, CMGI sold 748,000 shares of Lycos, Inc. stock for total proceeds of $50.6 million. As a result of the Company's sale of Lycos shares during January 1999, the Company's ownership interest in Lycos fell below 20% of Lycos' outstanding shares. With this decline in ownership below 20%, CMGI began accounting for its investment in Lycos as available-for-sale securities, carried at fair value, rather than under the equity method. Excluding shares attributable to profit members of CMG@Ventures I, LLC and shares which may be required to be sold to Lycos pursuant to employee stock option exercises at April 30, 1999, the carrying value of the Lycos shares was approximately $580 million. On March 29, 1999, Critical Path successfully completed its initial public offering (IPO) at a price of $24 per share, raising net proceeds to Critical Path in excess of $100 million. The Company, through its subsidiary limited liability company, CMG@Ventures II, has invested a total of $2.5 million in Critical Path beginning in April 1998, and prior to March 29, 1999, accounted for its minority investment in Critical Path at cost. As a result of the Critical Path IPO, it became appropriate for CMGI to begin accounting for its investment in Critical Path as available-for-sale securities,
carried at fair value, rather than at cost.   Excluding shares attributable to
profit members of CMG@Ventures II, LLC, at April 30, 1999, the carrying value of the Critical Path shares was approximately $173 million.

     Working capital at April 30, 1999 increased to $595 million compared to
$13 million at July 31, 1998.   Approximately $563 million of the net increase
in working capital is attributable to increased amounts of available-for sale
securities, net of associated deferred tax liabilities.   The largest
contributing factors to this increase were the changes in the Company's method of accounting for its investments in Lycos and Critical Path to available-for-sale securities, carried at fair value, rather than under the equity and cost methods, respectively. The Company's principal sources of capital during the first nine months of fiscal 1999 were $53.1 million received from the sale of Lycos stock, $49.9 million from issuance of Series B convertible preferred stock, and $27.2 million received from the sale of Amazon.com stock. The Company's principal uses of capital during the first nine months of fiscal 1999 were $62.4 million for funding of operations, primarily those of start-up activities in the Company's investment and development segment, $31.1 million for the purchase of Hollywood Entertainment stock, $49.4 million for investments in affiliates and acquisitions of subsidiaries (net of cash acquired), $11.6 million for net repayments of notes payable and long-term debt, and $7.8 million for purchases of property and equipment.

     The Company's $20 million collateralized corporate borrowing facility became payable in full on January 20, 1999. Upon its maturity, CMGI renewed this $20 million facility for another one-year period, with similar terms as the expiring facility. This borrowing is now secured by 762,465 of CMGI's shares of Lycos common stock. Under this agreement, CMGI could become subject to
additional collateral requirements under certain circumstances.   The Company
expects to again seek the renewal of this facility upon its next maturity on January 20, 2000. The Company's subsidiary, SalesLink has a $14.7 million bank term note outstanding at April 30, 1999, which provides for repayment in quarterly installments through November 2002. Additionally, SalesLink's credit agreement includes a $9 million revolving line of credit, of which $1.1 million has been reserved in support of outstanding letters of credit for operating leases as of April 30, 1999, and $7.9 million is available for future borrowings. The obligations of SalesLink under its bank line of credit and bank term loans had been classified as current liabilities in the Company's July 31, 1998 and January 31, 1999 balance sheets since, at those dates, SalesLink was not in compliance with certain covenants of its borrowing arrangements. In connection with the investment by CMGI in $10 million original principal amount of subordinated convertible notes and warrants to purchase SalesLink Series A Convertible Preferred Stock, the bank has since waived all covenant defaults and amended certain covenants contained in the SalesLink bank facility. There are no current defaults. In addition, On-Demand Solutions, Inc. was added to the SalesLink credit facility as an additional borrower.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


     In December 1998, CMGI announced the close of the @Ventures III venture capital fund. This fund has secured $212 million in capital commitments from outside investors, which will be invested in emerging Internet service and technology companies through two newly formed entities, @Ventures III L.P. and @Ventures III Foreign Fund, L.P. CMGI does not have a direct ownership interest in either of these newly created entities, but CMGI is entitled to 2% of the net capital gains realized by both entities. Management of these entities, including investment and sale decisions, is the responsibility of @Ventures Partners III, LLC, whose members include David S. Wetherell, CMGI's President and Chief Executive Officer, and Andrew J. Hajducky III, CMGI's Chief Financial Officer. The Company has committed to contribute $54 million to its newly formed limited liability company subsidiary, CMG@Ventures III, LLC, of which approximately $10 million has been funded as of April 30, 1999. CMG@Ventures III, LLC will take strategic positions side by side with @Ventures III L.P.
CMGI owns 100% of the capital and is entitled to 80% of the net capital gains realized by CMG@Ventures III, LLC. @Ventures Partners III, LLC is entitled to the remaining 20% of the net capital gains realized by CMG@Ventures III, LLC.

     During the first nine months of fiscal year 1999 through CMG@Ventures
III, LLC, CMGI acquired minority ownership interests in thirteen Internet companies, including Raging Bull, Asimba, Virtual Ink, Ancestry.com, Furniture.com, HotLinks, Medical Village, NextMonet.com, ONElist, OneCore.com, eCircles.com, advoco.com, and Carparts.com, for an aggregate total of approximately $10 million. Raging Bull is a financial Web message board service that offers the ability to filter content and tailor personally relevant financial information to meet users' needs. Asimba is creating a content rich, personalized, online community for the competitive and recreational sports market. Virtual Ink is a newly launched company focused on the development of Digital Meeting Assistant TM (DMA) technologies. Ancestry.com is a provider of community, content and commerce resources for families via the Internet, including the Web's largest repository of searchable genealogy data. Furniture.com is an e-commerce provider of a broad selection of furniture and home furnishing accessories. HotLinks operates a service that allows users to create personal Web directories. Medical Village is an Internet community of medical professionals offering members a variety of services including access to a searchable, comprehensive healthcare industry database, communication with other members, ordering from online medical product catalogs and access to current healthcare industry news. NextMonet is developing an ecommerce site for purchasers of art, in the form of an on-line art gallery. ONElist provides free e-mail communities via the Internet, allowing users to search for or subscribe to tens of thousands of communities on different topics or create their own community. OneCore.com offers an integrated set of Web-based financial applications targeted at small businesses. eCircles.com provides a free service that allows for friends and family to share information and coordinate events on
the World Wide Web.   Advoco provides an electronic marketplace for interactive
advice servicing a wide range of categories. Carparts.com operates the only Website that provides consumers with a search capability to locate and order online certain auto parts. The Company anticipates synergies between these strategic positions and CMGI's core businesses, including speeding technological innovation and access to markets. Each of the thirteen new investments made by CMG@Ventures III, LLC during the first nine months of fiscal year 1999 are carried at cost in CMGI's consolidated financial statements.

     During the first nine months of fiscal year 1999 through CMG@Ventures II, CMGI made follow-on investments in Chemdex, Critical Path, KOZ,
MotherNature.com, Silknet, Softway Systems and ThingWorld.com, for an aggregate total of approximately $11 million.

     During February 1999, CMGI exercised its right to invest an additional $22 million to increase its ownership in Magnitude Network from 23% to 92%. CMGI had previously invested a total of $2.5 million in Magnitude Network in July and October 1998. Accordingly, beginning in February 1999, CMGI began accounting for its investment in Magnitude Network under the consolidation method of accounting, rather than the equity method. The acquisition accounting and valuation for CMGI's investment in Magnitude Network may result in a significant portion of the investment being identified as in-process research and development, in accordance with valuation methodologies provided by the Securities and Exchange Commission, which is expected to be charged to operating results in the fourth quarter when the amount is determined.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

     On March 11, 1999, CMGI completed the acquisition of 2CAN Media, Inc.
(2CAN) for initial consideration of approximately $27,493,000. Immediately following the completion of the acquisition, on March 11, 1999, 2CAN was merged with and into Adsmart Corporation (Adsmart), a majority-owned subsidiary of CMGI, with Adsmart becoming the surviving corporation. 2CAN was a Los Angeles, California-based full-service interactive media company serving the entire online advertising community with site-focused sales and advertising representation and was comprised of five distinct sales channels: WebRep, Pinnacle Interactive, ECG, MediaPlus and Grupo NetFuerza. As the primary component of the initial consideration paid for 2CAN, CMGI and Adsmart jointly issued convertible promissory notes (the "Promissory Notes") in the aggregate principal amount of $26,983,000. The Promissory Notes bear interest at an annual rate of 6.5% and are due and payable in full, with accrued interest, on March 11, 2004. The holders of the Promissory Notes can elect at any time prior to March 11, 2004, to convert all or a portion of the outstanding principal and accrued interest (the "Conversion Amount") into the following: 14.66% of the Conversion Amount will be paid in cash, 14.66% of the Conversion Amount will be paid in shares of CMGI common stock and 70.68% of the Conversion Amount will be paid in either shares of CMGI common stock or Adsmart common shares based on the election of the Promissory Note holders. As of April 30, 1999, Promissory Notes in the principal amount of $23,333,000 had been converted into $3,433,000 in cash and 304,210 shares of CMGI common stock. The principal amounts payable under the Promissory Notes are subject to a $1 for $1 reduction if certain revenue amounts are not achieved by Adsmart during the period from March 11, 1999 to December 31, 1999. Additionally, the initial consideration is subject to an increase of $0.83 for each $1 of calendar year 1999 revenues achieved by Adsmart and 2CAN in excess of $28 million. The additional consideration is payable in shares of CMGI common stock. The shares of CMGI common stock are not registered under the Securities Act of 1933, as amended, and are subject to a Lockup Agreement. The Lockup Agreement prohibits transfer of the shares of CMGI common stock, without the permission of the Company, for a period of twelve months following the date of the issuance.

     In April 1999, the Company's subsidiary, Engage, acquired Internet Profiles Corporation (I/PRO), which provides Web site traffic measurement and audit services, for approximately $30.6 million, consisting of $1.6 million in net cash, $20.9 million in CMGI shares and $7.8 million in Engage shares and options. Engage has recorded an expense of $4.5 million in the third quarter of fiscal 1999 representing acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. In addition, CMGI must pay up to $3.0 million to I/PRO stockholders if performance goals are met relating to the gross revenue of I/PRO for the year ended March 31, 2000; data contributed to the Engage knowledge database as of March 31, 2000; and various employees of I/PRO continuing employment with Engage. Engage must reimburse CMGI for any such payments, at CMGI's election, in cash or by issuance of shares of Engage common stock at its then fair market value. Any additional payment will be treated as additional purchase price and amortized over the balance of the two or five year period. The shares of CMGI common stock are not registered under the Securities Act of 1933, as amended, and are subject to a Lockup Agreement. The Lockup Agreement prohibits transfer of the CMGI Shares, without the permission of the Company, for periods of up to twelve months following the date of the issuance of the shares of CMGI common stock.

     On April 4, 1999, CMGI completed its acquisition of Activerse, Inc. (Activerse), a provider of open standard Internet messaging technologies, for 198,536 shares of the Company's common stock. The shares issued by the Company under the Activerse acquisition are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance. The total purchase price for Activerse was valued at approximately$13,800,000, including costs of acquisition of $100,000. The value of the Company's shares included in the purchase price was recorded net of a weighted average 12% market value discount to reflect the restrictions on transferability.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

     On May 5, 1999, Silknet completed its initial public offering at a price of $15 per share. CMG@Ventures II currently holds 2.8 million shares of Silknet common stock (of which approximately 2.2 million shares are attributable to CMGI), which it acquired at an average cost of $2.42 per share. On June 2, 1999, Critical Path priced an additional offering of 3.5 million shares of common stock at $49.375 per share. Of the 3.5 million shares offered, 3 million shares were sold by Critical Path and 500,000 by certain selling shareholders, all at $49.375 per share. Included in that offering, CMG@Ventures II sold approximately 45,000 shares, receiving net proceeds of approximately $2.1 million.

     On May 13, 1999, CMGI and Gateway announced that the two companies formed a strategic alliance and will seek out collaborative business and investment opportunities on the Internet. In addition, Gateway agreed to invest $200 million for an ownership stake in CMGI, subject to certain closing conditions. On June 7, 1999, CMGI's majority owned subsidiary, NaviSite, Inc., announced it signed strategic agreements with Dell Computer Corporation and Microsoft Corporation. In connection with separate strategic alliance agreements, Dell and Microsoft have each also made seperate investments in NaviSite in return for 4.9 and 4.4 percent fully diluted equity stakes, respectively.

     On May 13, 1999, CMGI completed the sale of its CMG Direct subsidiary to Marketing Services Group, Inc. in exchange for cash of approximately $13.9 million and approximately 2.3 million shares of MSGI stock. Also during May, Yahoo! completed the acquisition of GeoCities, pursuant to which the 8.8 million shares of GeoCities common stock, and options to purchase an additional 1 million GeoCities shares held by CMG@Ventures were converted to Yahoo! stock and options. MSGI and Yahoo! shares received will be accounted for as available-for-sale securities, at market value.

     Along with CMGI's other Internet subsidiaries, CMGI's newly acquired subsidiaries, Activerse, I/PRO, Magnitude Network, Nascent Technologies and 2CAN are in early stages of business development and therefore are expected to require additional cash funding by the Company to fund their operations. The Company intends to continue to fund existing and future Internet and interactive media investment and development efforts, and to actively seek new CMG@Ventures investment opportunities. The Company believes that existing working capital and the availability of available-for-sale securities which could be sold or posted as additional collateral for additional loans, will be sufficient to fund its operations, investments and capital expenditures for the foreseeable future. Additionally, the Company may also choose to raise additional capital through private placement. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through public or private offerings of the Company's or its subsidiaries' stock, or through debt financing. It is also contemplated that the Company may look to raise a fourth Internet investment fund, which could seek to secure outside investment commitments of up to $1 billion in the near future.


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

     (2) Testing and assessment of these products and systems to determine repair or replacement requirements for each. The Company expects to substantially complete this phase by July 1999 for its existing systems.

     (3) Repair or replacement of products and systems, where required, to achieve Year 2000 compliance. The Company expects to substantially complete this phase by July 1999 for its existing business-critical systems.

     (4) Creation of contingency plans in the event of Year 2000 failures. The Company expects that its initial contingency plan will be completed by July 1999.

     Acquisitions made subsequent to May 1, 1999 may not follow the dates specified above.

     Through April 30, 1999, the Company has incurred expenditures of approximately $2 million in connection with Year 2000 readiness efforts. Preliminary cost estimates for the Company to evaluate and address its Year 2000 issues for CMGI's existing business-critical systems are in the range of $4.5 million to $6 million. There is no assurance that our Year 2000 costs will not exceed these estimated amounts.

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

                          CMGI, INC. AND SUBSIDIARIES

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at April 30, 1999 include strategic equity positions in companies in the Internet industry sector, including Lycos, Inc., Critical Path, Amazon.com, Inc. and Open Market, Inc., many of which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the Company's available-for-sale securities portfolio as of April 30, 1999, would result in an approximate $177.2 million decrease in the fair value of the Company's available-for-sale securities.

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

     The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At April 30, 1999, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on the outstanding borrowings under its line of credit and other bank borrowing arrangements.

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

                          CMGI, INC. AND SUBSIDIARIES
                          PART II:  OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

     On March 11, 1999 as a result of a conversion of notes issued to effect its acquisition of 2CAN Media, the Company issued 304,210 shares of its common stock to holders of the notes in consideration of the acquisition of all of the issued and outstanding shares of capital stock of 2Can Media. The shares issued by the Company are not registered under the Securities Act of 1933, as amended and carry restrictions on transfer or sale for a period of twelve months.

     On April 4, 1999 the Company issued 198,536 shares of its common stock to shareholders of Activerse, Inc. in consideration of the acquisition of all of the issued and outstanding shares of capital stock of Activerse, Inc. The shares issued by the Company are not registered under the Securities Act of 1933, as amended and carry restrictions on transfer or sale for a period of twelve months.

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

                          CMGI, INC. AND SUBSIDIARIES
                    PART II:  OTHER INFORMATION (Continued)


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     On May 13, 1999 the Company held a Special Meeting of Stockholders. At the meeting the following matters were approved (Note: All amounts are split-adjusted):

      1. An amendment to the Company's Restated Certificate of Incorporation to provide for an increase in the number of authorized shares of Common Stock, $0.01 par value per share, from 100,000,000 to 400,000,000 was approved. 64,468,974 shares of Common Stock were voted for such amendment, 1,120,376 shares of Common Stock were voted against such amendment and 72,858 shares of Common Stock abstained from the vote. 1,000 shares of common stock were subject to non-votes.

     2. An amendment to the Company's 1986 Stock Option Plan and 1995 Employee Stock Option Purchase Plan to provide for an increase in the maximum number of shares of the Company's Common Stock available under its two plans combined from nine million shares to fourteen million shares was approved. 31,700,584 shares of Common Stock were voted for such amendment, 5,520,190 shares of Common Stock were voted against such amendment and 244,268shares of Common Stock abstained from the vote. 24,677,996 shares of common stock were subject to non-votes.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits
          The following exhibits are filed herewith or incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

-----------------------------------------------------------------------------------------------------------------------
  Exhibit No.                          Title                        Method of Filing
---------------  -------------------------------------------------  ---------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
     3 (I)       Amended and Restated Certificate of                Incorporated by reference from Exhibit 99.3 to the
                 Incorporation                                      Current Report on Form 8-K filed with the SEC on
                                                                    January 7, 1999.
-----------------------------------------------------------------------------------------------------------------------
     3 (ii)      Restated By-Laws                                   Incorporated by reference from Registration
                                                                    Statement on Form S-1, as amended, filed on
                                                                    November 10, 1993 (Registration No. 33-71518).
-----------------------------------------------------------------------------------------------------------------------

                          CMGI, INC. AND SUBSIDIARIES
                    PART II:  OTHER INFORMATION (Continued)


Item 6.   Exhibits and Reports on Form 8-K (continued)
          --------------------------------------------

     (b)  Exhibits (continued)

-----------------------------------------------------------------------------------------------------------------------
  Exhibit No.                          Title                                    Method of Filing
---------------  -------------------------------------------------------------  ---------------------------------------
-----------------------------------------------------------------------------------------------------------------------
     10.1        First Amendment to Amended and Restated Revolving Credit       Filed herewith.
                 and Term Loan Agreement, dated as of June 11, 1998, among
                 SalesLink Corporation, InSolutions Incorporated, Pacific
                 Direct Marketing Corp., BankBoston, N.A. and the other
                 lending institutions set forth in Schedule 1.
----------------------------------------------------------------------------------------------------------------------------------
     10.2        Second Amended and Restated Term Note, dated March 16, 1999    Filed herewith.
                 among Saleslink.com Corporation, Insolutions Incorporated,
                 On-Demand Solutions, Inc. and BankBoston, N.A.
----------------------------------------------------------------------------------------------------------------------------------
     10.3        Second Amended and Restated Term Note, dated March 16, 1999    Filed herewith.
                 among Saleslink.com Corporation, Insolutions Incorporated,
                 On-Demand Solutions, Inc. and Imperial Bank
----------------------------------------------------------------------------------------------------------------------------------
     10.4        Security Agreement, dated March 16, 1999 between On-Demand     Filed herewith.
                 Solutions and BankBoston, N.A.
----------------------------------------------------------------------------------------------------------------------------------
     27.1        Financial Data Schedule for the nine months ended April 30,    Filed herewith.
                 1999
----------------------------------------------------------------------------------------------------------------------------------

     (b)  Reports on Form 8-K.

       On May 7, 1999, the Company filed a Current Report on Form 8-K in conjunction with its news release related to the restatement of its results for its third and fourth quarters of fiscal 1998 ended April 30, 1998 and July 31, 1998, respectively, and its first and second quarters of fiscal 1999 ended October 31, 1998 and January 31, 1999, respectively.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CMGI, Inc.

                                    By: /s/ Andrew J. Hajducky III
                                        --------------------------
Date: June 14, 1999                     Andrew J. Hajducky III, CPA
                                        Chief Financial Officer and
                                        Treasurer (Principal Financial
                                        and Accounting Officer)