Form 10-K
period 1999-07-31
CMGI INC
filed 1999-10-29
CIK 914712

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ______________________

                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Fiscal Year Ended July 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Transition Period From________________  to ________________
                           Commission File 000-22846

                                  CMGI, Inc.
            (Exact name of registrant as specified in its charter)

               Delaware                                          04-2921333

(State or other jurisdiction of incorporation or      (I.R.S. Employer Identification No.)
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

                               (Title of Class)
                         Common Stock, $0.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X            No
                                  -
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of Common Stock held by non-affiliates of the Registrant was $7,391,519,644 as of October 22, 1999.

On October 22, 1999, the Registrant had outstanding 116,835,477 shares of voting Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Portions of Item 5 and Items 6, 7 and 8 are incorporated by reference to the Company's 1999 Annual Report to Stockholders.

                               TABLE OF CONTENTS
                            FORM 10-K ANNUAL REPORT
                        FISCAL YEAR ENDED JULY 31, 1999
                                  CMGI, INC.


                                     PART I


                                          Item                                                     Page
                                          ----
1.  Business......................................................................................    2
2.  Properties....................................................................................   16
3.  Legal Proceedings.............................................................................   16
4.  Submission of Matters to Vote of Security Holders.............................................   16

                                        PART II


5.  Market for Registrant's Common Equity and Related Stockholder Matters.........................   17
6.  Selected Consolidated Financial Data..........................................................   17
7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........   18
7A. Quantitative and Qualitative Disclosures About Market Risk....................................   18
8.  Financial Statements and Supplementary Data...................................................   18
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........   18

                                       PART III


10. Directors and Executive Officers of the Registrant............................................   19
11. Executive Compensation........................................................................   19
12. Security Ownership of Certain Beneficial Owners and Management................................   19
13. Certain Relationships and Related Transactions................................................   19

                                       PART IV


14.  Exhibits,  Financial Statement Schedules and Reports on Form 8-K.............................   20

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Factors That May Affect Future Results" in the Company's 1999 Annual Report to Stockholders and incorporated herein by reference, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

                                       1
                                       -

                                    PART I

ITEM 1. - BUSINESS

     General CMGI, Inc. and its consolidated subsidiaries, ("CMGI" or "the Company") develop and operate Internet and fulfillment services companies. CMGI is a Delaware corporation. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in 1986.

     CMGI's Internet strategy includes the internal development and operation of majority-owned subsidiaries as well as taking strategic positions in other Internet companies that have demonstrated synergies with CMGI's core businesses. The Company's strategy also envisions and promotes opportunities for synergistic business relationships among the Internet companies within its portfolio. At July 31, 1999, CMGI's majority owned Internet subsidiaries included Activerse Inc. (Activerse), Adsmart Corporation (Adsmart), Blaxxun Interactive, Inc. (Blaxxun), CMGI Solutions, Inc. (CMGI Solutions), Engage Technologies, Inc. (Engage), iCAST Corporation (iCAST), Magnitude Network, Inc. (Magnitude Network), MyWay.com (formerly Planet Direct Corporation), Nascent Technologies, Inc. (Nascent), NaviNet, Inc. (NaviNet), NaviSite, Inc. (NaviSite), Netwright, LLC (Netwright) and ZineZone Corporation (ZineZone). Activerse provides open standard Internet messaging technologies; Adsmart is an online advertising network, providing a comprehensive set of services to advertisers and Web publishers; Blaxxun develops and markets software for internet multimedia communication; CMGI Solutions and Netwright are technology consulting units; Engage, which completed its IPO during fiscal year 1999, is a provider of profile-based Internet marketing solutions; iCAST was formed to provide both original and syndicated video and audio content and provide an interactive entertainment environment; Magnitude Network provides radio stations with integration of radio and the Internet; MyWay.com provides a Web portal that can be personalized to an individual user's locality, interests, and preferences, and customized for distribution affiliates; Nascent is a developer of value-added, carrier-class software that enables service providers to rapidly launch new services on the World Wide Web; NaviNet, an Internet Access Provider, offers a high-availability national network service for ISPs that want to expand their coverage, capacity, and capabilities through outsourcing; NaviSite, which commenced its IPO during October 1999, specializes in e-business outsourcing solutions, including high-end Web hosting and Internet application hosting, monitoring, and management; ZineZone is a network for people who are avid embracers and early adopters of new forms of entertainment, leisure and technology.

     The Company maintains investments in three venture funds: CMG@Ventures I, LLC (CMG@Ventures I), CMG@Ventures II, LLC (CMG@Ventures II) and CMG@Ventures III, LLC (CMG@Ventures III). The Company owns 100% of the capital and is entitled to 77.5% to 80% of the net capital gains of these three funds.

     The Company provides fulfillment services through three wholly-owned subsidiaries, SalesLink Corporation (SalesLink), InSolutions Incorporated (InSolutions), and On-Demand Solutions, Inc. (On-Demand Solutions). SalesLink's services are also provided through its subsidiary, Pacific Direct Marketing Corporation (Pacific Link). The Company's fulfillment services offerings include product and literature fulfillment, supply chain management, telemarketing, and outsourced e-business program management. In May 1999, CMGI completed the sale of its subsidiary, CMG Direct Corporation (CMG Direct) to Marketing Services Group, Inc. (MSGI). At the time, CMG Direct comprised the Company's lists and database services segment.

     Subsequent to July 31, 1999, CMGI completed the acquisitions of AltaVista Company (AltaVista) and Signatures Network, Inc. (Signatures Network) and announced definitive agreements to acquire AdForce, Inc. (AdForce), AdKnowledge Inc. (AdKnowledge), and Flycast Communications Corporation (Flycast). These acquisitions are subject to customary conditions, including regulatory approval and target company shareholder approval. AltaVista is an online media and commerce network that integrates Internet technology and services to deliver fast, relevant results for both individuals and Web-based businesses; Signatures Network is a music and celebrity licensing and event merchandising company; AdForce is a provider of centralized online advertising services; AdKnowledge, which will become a wholly-owned subsidiary of Engage, is a provider of complete Web marketing management services focused entirely on the needs of on line marketers and agencies; Flycast is a provider of Web-based direct response advertising solutions to advertisers.

     The Company has adopted a strategy of seeking opportunities to realize gains through the selective sale of investments or having separate subsidiaries or affiliates sell minority interests to outside investors. The Company believes that this strategy provides the ability to increase shareholder value as well as provide capital to support the growth in the Company's subsidiaries and investments. The Company expects to continue to develop and refine the products and services of its businesses, with the goal of increasing revenue as new products are commercially introduced, and to continue to pursue the acquisition of or the investment in, additional Internet and fulfillment services companies.

                                       2
                                       -

Products and Services

     Products and services of the Company's majority-owned subsidiaries as of July 31, 1999 include the following:

Internet Segment
----------------

Activerse

     Activerse is a provider of software solutions that facilitate real-time communication and collaboration for business professionals in intra- or inter-organizational teams. Activerse's products address the complex dynamics of Web communication by providing instant access to Internet-connected communities, workgroups, social groups and individuals.

     The DING! suite of products from Activerse utilizes open Internet standards including Java and HTML, and allows independent Web sites and Intranets to manage their own DING! communities. Activerse's products enable both consumer and corporate audiences to enhance online communities through the convenience of instant messaging.

Adsmart Corporation

     Adsmart, one of the largest online advertising networks, provides a comprehensive set of services to advertisers and Web publishers. Adsmart's buying services combined with the media properties in the Adsmart network simplify the process for advertisers to plan and buy Internet advertising and build unique sponsorship and co-branding relationships. With Adsmart's assistance, advertisers can associate their brands with quality content and build relationships with online audiences on branded sites and in key audience channels. For Web publishers, Adsmart provides technology and services for planning, promoting, managing, serving and tracking interactive marketing campaigns in exchange for a percentage of the overall media buy. To competitively provide these services, Adsmart leverages its expertise in traditional and new media sales, brand advertising, direct marketing, and Web site operations.

     The Adsmart Network is now comprised of over 300 Web sites totaling over
2.0 billion monthly impressions. While Adsmart focuses on site specific representation by adding premium sites to its growing network, Adsmart also offers key divisions and targeted categories that match the way people buy media, making the process easier for advertisers.

     Adsmart's top branded Web sites such as Fast Company, U.S. News Online, and World Wrestling Federation are represented in key divisions that include Women, Sports, Business/Finance, Technology, Travel, Automotive, Young Adults, and its Hispanic division, NetFuerza. These divisions represent many of the best brands across the Web, giving advertisers a broad, highly popular set of Web sites to choose from. Adsmart also offers more than twenty additional targeted audience groups (TAG) which allow advertisers to make even more specific, focused media buys. These categories include: 12-24 male, adventure sports enthusiasts, affluent consumer, children, college, early adapters, e-commerce, entertainment, health/fitness, home owners/home buyers, investor information, men, moms, music enthusiasts, pets, photo interest, prospective auto buyers, seasonal/events, seniors, SOHO, teen, and travel interest.

     In addition, all of the sites in the Adsmart network are represented in Adsmart's Media Plus Division. This division gives advertisers the demographics of a broad, general Internet audience for their online media buy. While advertisers benefit from those categories that directly meet their buying demands, they will still be able to make site specific media purchases, taking advantage of the premium brand names in the Adsmart Network and sponsorship campaigns, such as interactive games, microsites, contests and key events, developed by the Adsmart sales team. By structuring the network in this fashion, Adsmart is leveraging the benefits of a site specific model while aggregating its brands into leading advertiser-specified targets.

Blaxxun Interactive, Inc.

     Blaxxun develops and markets software for internet multimedia communication, including the Blaxxun Community Platform and professional and consumer products for expert collaboration, e-commerce and community operation. Blaxxun designs and delivers customer solutions on the Blaxxun Community Platform. In addition, Blaxxun owns and operates selected online communities, based on its technology.

     Blaxxun uses open standards as a key element necessary for the rapid adoption of Internet technology. Virtual Reality Modeling Language, or VRML, a counterpart to HTML, enables the construction of virtual worlds. Like HTML, VRML is an open

                                       3
                                       -
standard architecture that specifies formats and protocols for all aspects of virtual worlds, including 3-D geometry, sound, video, interactive behavior and avatars. Blaxxun's products, which include the Blaxxun Community Server, Community Client software and Developer packages, are VRML-compliant.

     The Blaxxun Community Server, a high-performance, multi-user server, allows companies to incorporate interaction into their Web sites, creating user communities for business, education and entertainment. Key features include member and place management, avatar and bot support, shared objects and various types of chat.

     In addition, the Blaxxun Community Clients and several Community Developer software packages allow integration of community technology with existing servers and databases. As a Community Client, users are able to access servers and interact with other users in the virtual 3-D environment. Community Developer software allows users to create their own customized 3-D virtual worlds.

     The Blaxxun Software Development Kits provide application developers with a set of development tools to customize the Community Platform to specific needs. Uses of Blaxxun's products range from online trade shows to shopping malls, customer support to entertainment, and product promotion to corporate meetings. Blaxxun generates revenue primarily by selling its software products, but also offers complete solutions to its customers.

Engage Technologies, Inc.

     Engage offers a range of products and services that enable Web publishers, advertisers and merchants to target the delivery of advertisements, content and e-commerce offerings to their audiences and to measure their effectiveness. Engage has generated most of its revenue to date through sales of its advertising management software and outsourced services, as well as its services for measuring and analyzing Web site traffic. In July 1999, Engage introduced the availability of its Engage Knowledge data service with customers. Engage Knowledge provides real-time access to Engage's database of more than 35 million anonymous profiles of Web users for more effective targeting of online advertising, promotions and content.

     In October 1999, Engage introduced Engage AudienceNet, a Web-wide profile driven advertising and marketing network that uses Engage's anonymous, behavior based profiles to deliver substantial benefits to media buyers, Web sites and ad networks.

     An Engage profile is an anonymous collection of information about an individual Web user's consumer interests, demographic characteristics and geographic location. These profiles are developed through a combination of a user's browsing behavior on participating Engage-enabled sites on the Internet and information the user has voluntarily declared at those sites.

     Based on its proprietary technology, Engage has built a database using data drawn from multiple, diverse Web sites. When a user visits a Web site of any customer subscribing to the Engage Knowledge data service, Engage matches that visitor with his or her profile in the profile database. The Web site can then use that profile to target offerings to the visitor based on his or her particular preferences, demographic characteristics and geographic location.

     Engage's profiling technology can create local and global user profiles. Local profiles, which are created and maintained by Engage's customers, contain data derived from the customer's own Web site and typically map preferences based on particular interest categories designed by the customer and demographic characteristics. Global profiles, which are compiled from data contributed to the centralized Engage Knowledge database from the Web sites of all participating Engage customers, are provided to customers on a subscription basis and provide a broader and more detailed description of users' interests. These global profiles do not contain personally identifiable information of individual users, such as name, home or e-mail address, IP address or domain name.

     Each Engage global profile contains a series of numerical scores reflecting each Web user's inferred preference level in hundreds of standard categories and subcategories as well as demographic and geographic information. Categories can be further customized to meet the needs of a specific customer or market. Engage software uses sophisticated proprietary algorithms and methodologies to continuously update and refine these global profiles based on a visitor's browsing behavior across multiple Web sites, including pages selected by the user, the duration of the user's visits and the responses of the user to specific advertisements and promotions.

     Engage profiles are designed to work with other Engage applications, third-party software or customers' internally developed solutions, allowing customers flexibility as the uses of profiling and related applications develop and evolve.

                                       4
                                       -

     The Company began to offer its ad management systems and services in April 1998 upon acquiring Accipter, Inc. Engage Accipiter products and services are designed to manage and deliver advertising and direct marketing promotions on individual Web sites. In April 1999, the Company also acquired Internet Profiles Corporation (I/PRO), and began to offer products and services that provide Web site traffic measurement and analysis and verification of site traffic and advertising results. I/PRO operates as a wholly owned subsidiary of Engage.

iCAST Corporation

     iCAST's objective is to build and launch a next generation Internet entertainment company. Among other goals, iCAST will seek to offer users a highly interactive environment complete with a down-loadable desktop entertainment application, syndicated and original audio and video content, self-publishing tools, community features such as chat, instant messaging, news feeds and the ability to connect with entertainers. The iCAST Website is currently in production, with its launch targeted before the end of calendar 1999.

Magnitude Network, Inc.

     Magnitude Network services clients looking for web distribution and development solutions and has built a network of over 220 radio stations that use their products and services. Magnitude Network provides radio stations with a turnkey solution that allows stations to focus on their core radio competency.

     Magnitude Network's products and services include:

 .    Web strategy consultation
 .    Customizable e-commerce merchandising and store-fronts as well as management backend fulfillment.
 .    Web site design and development
 .    Streaming media servicing
 .    Advertising sales, serving and creation, nationally and locally.
 .    Content integration
 .    Rich Media ads
 .    Now Playing - links live streams to a dynamic information archive
 .    E-mail based direct marketing data base services
 .    Content distribution and advertising on over 220 US radio stations web sites

MyWay.com

     MyWay.com provides a Web portal that can be highly personalized to an individual user's locality, interests and preferences, and deeply customized for distribution affiliates. Internet users reach MyWay.com at either the MyWay.com URL or through an Internet Service Provider (ISP), affinity group, or corporate affiliate in the MyWay.com syndication network. MyWay.com believes that the resulting network-wide viewership aggregated around channels of highly desirable, focused content appeals to commerce partners and advertising sponsors.

     The advanced customization technology developed by MyWay.com allows rapid deployment of custom portal solutions. Each affiliate in the syndication network distributes and promotes its own branded version of the service customized for their audience's special interest. The custom branded portal and content objects from MyWay.com are designed to enhance affiliates' brand equity and extend their customer/member relationship online. The MyWay.com syndication network provides content, e-commerce and advertising partners with targeted audience reach.

     MyWay.com's core product is a highly customizable Web service providing mainstream consumers and business users with the means to organize, communicate and find information in a logical and intuitive manner. Personalized content and community features include continually updated news headlines, real-time stock quotes, sports and entertainment information and localized content for more than 380 U.S. cities.

     Through numerous partnerships with name-brand content providers, MyWay.com aggregates over 40,000 content pages. The service's highly flexible technology platform allows each page to display a distribution affiliate's brand, deliver individualized content according to the user's affinity or special interest, and respond to the user's selections, preferences and perspective.

                                       5
                                       -

       MyWay.com also distributes customizable content objects that can be easily integrated into any Web site. The objects enhance a Web site with such features as news, weather, photos, financial planning, reminders, classifieds and travel planning. Each object links to corresponding content on the affiliate's branded version of MyWay.com.

Nascent Technologies, Inc.

     Nascent Technologies is a provider of scalable software applications that enable Internet access to electronic mail messaging and directories through standard browser-enabled devices including desktop and laptop computers, wireless handsets and PDA devices. Nascent's Mailspinner products provide customers the ability to host custom branded Internet messaging services for their subscribers without having to load electronic mail messaging software on subscribers' computer devices.

     Mailspinner provides access to email through ordinary Web Browsers. In addition to allowing users to read their mail, Mailspinner provides the ability to compose, save and transfer messages as well as check mail from a variety of sources. Other functionality includes personal preferences such as signature files and an address book.

     Mailspinner PCS provides access to email through wireless communication devices. Mailspinner PCS uses a custom Web Browser to leverage Nascent Technologies server-engine technology to bring email to wireless handsets.

     Nascent Technologies also provides custom engineering services to support and extend the Mailspinner products. These professional services range from changing the "look-and-feel" of the Mailspinner interface to custom software engineering to ensure that Mailspinner works with a customer's unique software implementation.

NaviNet, Inc.

     NaviNet provides high-performance private label Internet access solutions that are designed to enable organizations to expand their customer reach without significant investment in infrastructure and technology.

     NaviNet has built a proprietary network architecture, the NaviNet Technology Platform, that the Company believes provides cost, quality and performance advantages over existing dial-up access solutions. The NaviNet Technology Platform aggregates multiple local calling areas into MegaPOPs, deploys advanced switch bypass technology to eliminate busy signals due to voice switch congestion, and employs private transit Internet connectivity to bypass congested public peering points on the Internet. NaviNet's services include Internet connectivity, network management, user authentication and customer support based on full 24x7 service and support from its Network Management Center (NMC). The NMC provides second level support for service requests and emergencies using an automated trouble ticket tracking and escalation system.

     GeoDial, NaviNet's flagship product, provides ISPs with Internet access at highly competitive price metrics, allowing customers to move into new markets while lowering their cost per subscriber. In addition, GeoDial includes Service Level Agreements (SLA's) and its online management tools supply network activity and subscriber usage information and are an important customer resource. As of July 31, 1999, network coverage reached over 40% of the U.S. online population and is targeted to reach more than 80% by year's end.

NaviSite, Inc.

     NaviSite is an Internet application service provider offering Web site and application hosting and management services. NaviSite's Internet application service offerings allow businesses to outsource the deployment, configuration, hosting, management and support of their Web sites and Internet applications in a cost-effective and rapid manner.

     NaviSite's focus on enhanced management services, beyond basic co-location services, allows NaviSite to meet the expanding needs of businesses as their Web sites and Internet applications become more complex. NaviSite also provides customers with access to NaviSite's state-of-the-art data centers and the benefit of their direct private transit Internet connections to major Internet backbone providers. NaviSite only uses direct private transit Internet connections, which differentiates their network infrastructure from that of most of their competitors. These connections increase reliability and download speeds. The scalability of NaviSite's infrastructure and cost-effectiveness of their solutions allow NaviSite to offer a comprehensive suite of services to meet the current and future hosting and management needs of their customers.

                                       6
                                       -

     NaviSite's suite of service offerings includes:

 .    Web site and Internet application hosting, which includes access to
     NaviSite's state-of-the-art data centers, bandwidth and basic back-up, storage and monitoring services;

 .    Enhanced server management, which includes custom reporting, hardware options, load balancing and mirroring, system security, advanced back- up options, remote management and the services of NaviSite's business solution managers;

 .    Specialized application management, which includes management of e-
     commerce and other sophisticated applications and their underlying services, including ad-serving, streaming, databases and transaction processing; and

 .    Application rentals and related consulting and other professional services.


ZineZone Corporation

     Launched in March 1999, ZineZone is a lifestyle Web site targeting adventurers and trendsetters who readily embrace new forms of leisure and entertainment. The site offers original multi-media content, powerful personalization capabilities, unique editorial content and personal publishing tools. ZineZone maintains its specialized content by searching the Web with a powerful search and retrieval filtering technology. The site delivers daily updated content based on user interests and features interviews with 'Trailblazers', which are defined as outstanding innovators whose risk taking and determination have enabled them to redefine their field and themselves. Users can interact with 'Trailblazers' and one another through email chats and discussion groups. ZineZone has an archive of over 1000 'Zines' or Web guides, which are organized digests of Web content, automatically filtered and updated on a 24-hour basis.


CMG@Ventures Funds

     The Company's first Internet venture fund, CMG@Ventures I, LLC (CMG@Ventures I) was formed in February, 1996. CMGI completed its $35 million commitment to this fund during fiscal year 1997. The Company owns 100% of the capital and is entitled to approximately 77.5% of the net capital gains of CMG@Ventures I. The Company's second Internet venture fund, CMG@Ventures II, LLC (CMG@Ventures II), was formed during fiscal year 1997. The Company owns 100% of the capital and is entitled to 80% of the net capital gains of CMG@Ventures II.

     In fiscal year 1999, CMGI announced the formation of the @Ventures III venture capital fund (The Fund). The Fund secured capital commitments from outside investors and CMGI, to be invested in emerging Internet service and technology companies. 78.1% of amounts committed to The Fund are provided through two newly formed entities, @Ventures III L.P. and @Ventures Foreign Fund III, L.P. CMGI does not have a direct ownership interest in either of these entities, but CMGI is entitled to 2% of the net capital gains realized by both entities. Management of these entities is the responsibility of @Ventures Partners III, LLC. The Company has committed to contribute up to $56 million to its newly formed limited liability company affiliate, CMG@Ventures III, LLC, equal to 19.9% of total amounts committed to The Fund, of which approximately $20 million has been funded as of July 31, 1999. CMG@Ventures III, LLC will take strategic positions side by side with @Ventures III L.P. CMGI owns 100% of the capital and is entitled to 80% of the net capital gains realized by CMG@Ventures III, LLC. @Ventures Partners III, LLC is entitled to the remaining 20% of the net capital gains realized by CMG@Ventures III, LLC. The remaining 2% committed to The Fund is provided by a fourth entity, @Ventures Investors, LLC, in which CMGI has no ownership. CMG@Ventures III, LLC is currently proposing an expansion fund to @Ventures III to provide follow-on financing to existing @Ventures III investee companies, pursuant to which CMGI's commitment could increase by up to $38 million. The Company anticipates synergies between these strategic positions and CMGI's core businesses, including speeding technological innovation and access to markets.

                                       7
                                       -

     At July 31, 1999, the CMG@Ventures funds held investments in the following companies for which the funds have made no distributions:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Ownership
                                                                                                    Percentage of        Initial
                                                                                                     Outstanding       Investment
         Company Name                                Description of Business                           Shares             Date
         ------------                                -----------------------                           ------             ----
-----------------------------------------------------------------------------------------------------------------------------------
Ancestry.com, Inc.              A provider of community, content and commerce resources for
                                families via the Internet.                                                 8%          Dec. 1998
-----------------------------------------------------------------------------------------------------------------------------------
Asimba, Inc.                    A content rich, personalized, online community for the
                                competitive and recreational sports market.                                4%          Oct. 1998
-----------------------------------------------------------------------------------------------------------------------------------
AuctionWatch.com, Inc.          An online destination that aggregates auction-related
 (formerly Omnibot)             information, posts daily editorial content, and provides
                                value-added services to new and experienced buyers and sellers
                                in the auction process.                                                    1%          July 1999
-----------------------------------------------------------------------------------------------------------------------------------
Aureate Media Corporation       Provides software publishers with ad-supported distribution
                                channels, services, and technology.                                        6%          July 1999
-----------------------------------------------------------------------------------------------------------------------------------
BizBuyer.com, Inc.              An online business-to-business marketplace where small to
                                mid-size businesses can put their product and service needs out
                                for bid and receive quotes from thousands of qualified vendors.            8%          June 1999
-----------------------------------------------------------------------------------------------------------------------------------
Blaxxun Interactive, Inc.       Provides products and solutions for multimedia communication on
                                the Internet and intranet                                                 54%          Aug. 1995
-----------------------------------------------------------------------------------------------------------------------------------
Carparts.com                    Provides consumers with a search capability to locate and order
                                online certain auto parts.                                                 5%          Mar. 1999
-----------------------------------------------------------------------------------------------------------------------------------
Chemdex Corporation             A provider of electronic commerce solutions for the life
                                science industry, uniting buyers and suppliers in a single Web
                                marketplace.                                                               9%          Sept. 1997
-----------------------------------------------------------------------------------------------------------------------------------
Critical Path, Inc.             Supplies email and messaging solutions to corporations,
                                Internet Service Providers, Web hosting companies and Web                  4%          Apr. 1998
                                portals.
-----------------------------------------------------------------------------------------------------------------------------------
eCircles Corporation            Provides a free service that allows for friends and family to
                                share information and coordinate events on the World Wide Web.             8%          Mar. 1999
-----------------------------------------------------------------------------------------------------------------------------------
Exp.com, Inc.  (formerly        Provides an electronic marketplace for interactive advice
 Advoco.com)                    servicing a wide range of categories.                                      5%          Apr. 1999
-----------------------------------------------------------------------------------------------------------------------------------
Furniture.com, Inc.             An e-commerce provider of a broad selection of furniture and
                                home furnishing accessories.                                               4%          Dec. 1998
-----------------------------------------------------------------------------------------------------------------------------------
HotLinks Network, Inc.          Operates a service that allows users to create personal Web
                                directories.                                                               9%          Dec. 1998
-----------------------------------------------------------------------------------------------------------------------------------
INPHO.com, Inc. /               Provides methods by which the public can access public
 HomePriceCheck.com             information.                                                              15%          July 1999
-----------------------------------------------------------------------------------------------------------------------------------
Intelligent/Digital, Inc.       Offers "market-making" technologies and services that
                                facilitate real-time interaction and live trade between the
                                buying and selling communities in business-to-business                     6%          June 1999
                                marketplaces.
-----------------------------------------------------------------------------------------------------------------------------------
KOZ, Inc.                       Helps media companies, such as newspapers and broadcasters, strengthen their ties to their local communities by providing value-added programs and services that simplify community
                                building on the World Wide Web.                                            8%          May 1997
-----------------------------------------------------------------------------------------------------------------------------------
MotherNature.com                An online retail store and information source for natural and
                                healthy living products.                                                  13%          May 1998
-----------------------------------------------------------------------------------------------------------------------------------
NameTree, Inc.                  Builds enhanced DNS systems for the Internet.                              6%          July 1999
-----------------------------------------------------------------------------------------------------------------------------------
NextMonet.com, Inc.             An e-commerce site for purchasers of art, in the form of an
                                on-line art gallery.                                                      11%          Jan. 1999
-----------------------------------------------------------------------------------------------------------------------------------

                                       8
                                       -

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Ownership
                                                                                                     Percentage of      Initial
                                                                                                      Outstanding     Investment
         Company Name                                Description of Business                            Shares           Date
         ------------                                -----------------------                            ------           ----
-----------------------------------------------------------------------------------------------------------------------------------
NextPlanetOver.com               Combines e-commerce with original editorial content in order to create a Web-based shopping experience for the entertainment
                                 hobbyist.                                                               5%             May 1999
-----------------------------------------------------------------------------------------------------------------------------------
OneCore Financial Network, Inc.  Offers an integrated set of Web-based financial applications
                                 targeted at small businesses.                                           6%             Feb. 1999
-----------------------------------------------------------------------------------------------------------------------------------
ONEList.com, Inc.                Provides free e-mail communities via the Internet, allowing users to search for or subscribe to communities on different
                                 topics or create their own community.                                   6%             Dec. 1998
-----------------------------------------------------------------------------------------------------------------------------------
PlanetOutdoors.com, Inc.         An e-commerce distributor of outdoor recreation and adventure
                                 travel products.                                                        6%             July 1999
-----------------------------------------------------------------------------------------------------------------------------------
Productopia, Inc.                Provides product advice for consumers looking for information
                                 and recommendations on what to buy and where they can find it.          7%             May 1999
-----------------------------------------------------------------------------------------------------------------------------------
Promedix.com, Inc.               A business-to-business Web site, called the Specialty Medical
                                 Product Exchange, that streamlines the buying and selling of
                                 specialty medical products.                                             7%             Dec. 1998
-----------------------------------------------------------------------------------------------------------------------------------
Raging Bull, Inc.                A free financial Web site that provides investors with
                                 financial discussion and commentary along with free real-time
                                 stock quotes.                                                          12%             Sept. 1998
-----------------------------------------------------------------------------------------------------------------------------------
Silknet Software, Inc.           Provides customer driven centric eBusiness software that helps
                                 companies build their e-businesses.                                    18%             Oct. 1996
-----------------------------------------------------------------------------------------------------------------------------------
Speech Machines plc              An operator of Internet-based speech-to-text services.                 19%             Sept. 1997
-----------------------------------------------------------------------------------------------------------------------------------
Thingworld.com, LLC (formerly    Enables entertainment, music, sports, and consumer brand
 Parable, LLC)                   companies to creatively manage and distribute their properties
                                 online.                                                                36%             Aug. 1996
-----------------------------------------------------------------------------------------------------------------------------------
Vicinity Corporation             A provider of e-retail technologies and services that connect
                                 shoppers in the online world with sellers in the real world.           32%             Feb. 1996
-----------------------------------------------------------------------------------------------------------------------------------
Virtual Ink Corporation          A newly launched company focused on the development of Digital
                                 Meeting Assistant (TM) (DMA) technologies.                              8%             Oct. 1998
-----------------------------------------------------------------------------------------------------------------------------------
Visto Corporation                Provides Web-based personal information services.                       9%             June 1998
WebCT, Inc. (formerly            Provides a Web-based platform for teaching and learning in the
 Universal Learning              higher education marketplace.
 Technology)                                                                                            30%             July 1998
-----------------------------------------------------------------------------------------------------------------------------------
Vstore.com                       Provides an on-line retail hub that allows users to create a
                                 custom on-line store for at no cost.                                    1%             July 1999
-----------------------------------------------------------------------------------------------------------------------------------

CMG@Ventures I also held 6.6 million shares of Lycos common stock at July 31, 1999, of which 2.9 million had been allocated to outside profit members, and 1.5 million shares may be required to be sold to Lycos pursuant to employee stock option exercises at prices ranging from $0.0025 to $2.40. CMG@Ventures II also held 2.4 million shares of Hollywood Entertainment Corporation (Hollywood Entertainment) common stock, of which approximately 2.0 million shares were attributable to CMGI. CMG@Ventures II received the Hollywood Entertainment shares during fiscal 1999 in exchange for its investment in Reel.com, Inc.

Chemdex, Critical Path, Hollywood Entertainment, Lycos and Silknet shares are publicly traded on the Nasdaq National Market under the symbols CMDX, CPTH, HLYW, LCOS and SILK, respectively.

                                       9
                                       -

Fulfillment Services
--------------------

SalesLink Corporation
---------------------

     SalesLink, along with its subsidiary, Pacific Link, provides product and literature fulfillment, inventory and data warehouse management, supply chain management, closed-loop telemarketing, customized software solutions and value added services for its clients' marketing or manufacturing programs, primarily to high technology, biotechnology, financial services and health-care markets. SalesLink's largest customer is Cisco Systems, Inc. (Cisco), which accounted for 67% and 64% of SalesLink's fiscal year 1999 and 1998 revenues, respectively.

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

     Supply Chain Management. SalesLink also offers supply-based management programs. Also known as "turnkey," these programs are a form of outsourced manufacturing, in which clients retain SalesLink to purchase components and manufacture customer bills of materials into products that are either shipped to customers, channels of distribution, or to the customer's factory for final manufacturing. These outsourced manufacturing services primarily assist companies in the areas of accessory kits, software, literature and promotional products.

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

     Customized Software Solutions. SalesLink's proprietary information management system, SL FlagShip, allows customers to better understand their sales and product ordering information. The information is used by customers to evaluate inventory, market campaigns and distribution channel success. SL FlagShip can help solve geomarketing, budget, sales, and media problems through campaign analysis, market demographics, sales lead and territory management, source code analysis, market research and surveys.

InSolutions, Inc.

     InSolutions provides comprehensive supply chain management solutions for clients in the high technology industry. InSolutions' services include:

 .    D-ROM, DVD and diskette replication
 .    Product packaging and assembly
 .    Fulfillment
 .    Print management
 .    Electronic order processing and software distribution
 .    Inventory management
 .    Online operations including remote access to inventory, work-in-progress, order status and package tracking.

                                      10
                                      --

On-Demand Solutions, Inc.

     On-Demand Solutions provides online operations logistics solutions, offering outsourced program management that support all aspects of the "Web to Warehouse to Customer" process, and markets support programs for the high-tech, scholastic and sports industries. On-Demand Solutions' online operations provide service and support in the following e-business value chain areas:

 .    Remote access to bills of material, "see through" inventory, work-in-
     progress, order status and online package tracking.
 .    Online inventory supply and e-mail order confirmation
 .    Complete supply chain management and software manufacturing and/or assembly services
 .    Real-time order processing and product fulfillment
 .    Secure online shopping and payment functionality
 .    Web site design, hosting and maintenance

 .    Marketing capabilities including campaign support, online
     survey/registration data capture for customer profiling, marketing collateral manufacturing & fulfillment to prospective clients and customer contact strategies

List and Database Services
--------------------------

     In May 1999, the Company completed the sale of its subsidiary, CMG Direct to MSGI. At the time, CMG Direct comprised the Company's entire lists and database services segment. These services consisted principally of providing mailing lists to those interested in marketing to students and others in the educational field, as well as providing general customer database management and list processing services. As a result of the sale, the net gain on the sale of CMG Direct and the historical operations of the Company's lists and database services segment have been reflected as income from discontinued operations in the accompanying consolidated financial statements. The list and database services segment ceased to exist upon the sale of CMG Direct.

AltaVisa Acquisition Subsequent to Year End

     On August 18, 1999 CMGI completed the acquisition of an 81.5% equity stake in AltaVista Company and its two wholly-owned subsidiaries: Zip2 Corporation and Shopping.com (AltaVista) for consideration of approximately $2.4 billion. AltaVista integrates proprietary Internet technology and services to deliver relevant results for both individuals and Web-based businesses.

     AltaVista Search is a free Internet service, offering advanced keyword and multimedia search functionality and assisting Web users in finding relevant information anywhere on the Internet. AltaVista Search is one of the fastest Internet search service, that its index is among the most comprehensive and current indices available, and that it produces highly relevant search results. AltaVista refreshes its growing index every 28 days or less - one of the fastest refresh rates for an index of its size. On June 28, 1999, AltaVista announced enhanced multimedia search capabilities designed to provide users with fast and easy access to multimedia content on the Web. AltaVista's Photo & Media Finder links to more than 17 million distinct photos, video and audio clips.

     In addition, AltaVista Search has been consistently recognized for its superior search capabilities. AltaVista's commitment to delivering superior search technologies provides a strong foundation on which to build additional functionality to meet users' ever-growing needs. AltaVista continues to add features and partners to AltaVista Search in areas such as natural language question and answer (Ask AltaVista with Ask Jeeves), locating Web sites (RealNames), translating languages (Babelfish with Systran), and searching photographs and multimedia content (AltaVista Photo & Media Finder with Virage and Corbis).

     In addition to search, AltaVista offers users a comprehensive destination for Internet navigation, directory services, personalized content and rich local community information. On June 28, 1999, AltaVista introduced the MyAltaVista personal homepage. This personal daily destination has many important features, including integrated search, web directory, business directory, finance, sports, weather, national news, local news, lottery results, maps and directions, movie and TV listings, horoscopes, a community section, e-mail and calendaring. As a result of its relationships with media partners and content providers, AltaVista has a comprehensive platform that offers users a destination that includes international and national content while providing a very rich and relevant local community feel. For instance, a user can enter a preference for a movie and the platform will identify local theaters and show times, offer movie reviews, and will provide maps and directions to the theater. AltaVista continues to improve its content channels. On June 28, 1999, AltaVista also introduced a new finance channel, AltaVista Finance. AltaVista also announced and later introduced the AltaVista microportal, a desktop application that provides up-to-the-minute news, weather, sports and financial information, as well as links to AltaVista Search technologies and other media and commerce services.

                                      11
                                      --

     AltaVista seeks to provide highly satisfying, easy to use, e-commerce offerings to customers. AltaVista currently offers more than one million products across multiple categories representing leading brand names. AltaVista's subsidiary, Shopping.com, uses a robust, scalable e-commerce platform on which AltaVista will seek to expand its e-commerce business. AltaVista's goal is to make the shopping experience one that is quick, easy, fun, interactive, dynamic and personalized. On May 5, 1999, Shopping.com introduced the Internet's first 125% satisfaction guarantee. On June 28, 1999, AltaVista introduced the Ultrastore retail concept. The Ultrastore seeks to use AltaVista's e-commerce platform to provide superstore selection and value with neighborhood store service and convenience. Shopping.com is also leveraging AltaVista's search technology to enhance the shopping experience by increasing the accuracy of the shopping search. For example, a user searching for information by entering the key word "handheld computing devices" on AltaVista Search would see a commerce offer for a related product in a sidebar on the search results page. For merchants and advertisers, this allows for highly dynamic, personally targeted selling opportunities.

     Through its subsidiary, Zip2 Corporation (Zip2), AltaVista is building a co-branded network with new media and commerce companies to meet Internet users' needs for an experience that integrates content and community. In order to enrich its local community offering, on June 28, 1999, AltaVista announced a new, distinctive AltaVista Partner Network to deliver new community portal services using the Zip2 community portal platform ("Homebase"). This Homebase platform allows media companies to quickly capitalize on new information services and content feeds in creating powerful local sites on the AltaVista platform. Each site using the Homebase platform is co-branded with the partner and AltaVista. All sites use a common AV Connections navigation bar that allows users to access other important destinations from anywhere in the AltaVista Network. This approach allows AltaVista to extend the scope and reach of its Internet offering quickly. Media companies and merchants benefit from the increased traffic and mutual sharing that the network offers. Users benefit from the common look-and-feel, mutually beneficial exchange of information and integration of features and functions. As of July 31, 1999, AltaVista was continuing to enlist media companies with a goal of extending its network to most major markets throughout the world.

     On May 17, 1999, AltaVista announced the successful launch of AltaVista Germany, found at http://www.altavista.de. AltaVista Germany users can perform
                  -----------------------
full-text searches across the millions of web documents existing in Germany. AltaVista is currently expanding in numerous international locations.

     On August 12, 1999, AltaVista announced a nationwide dial-up free Internet connection service (FreeAccess) and registered more than 400,000 users within seven weeks. The FreeAccess service is combined with the AltaVista microportal. The FreeAccess service is supported through advertising that is displayed within the microportal window, which takes up less than five percent of a user's screen.

     On October 25, 1999, AltaVista unveiled its next generation network, the first significant re-launch of its entire platforms and services. The new AltaVista Network comprises new media features, channels and content, new commerce from AltaVista's Shopping.com e-commerce platform, more powerful search capabilities and a contemporary and easy navigational interface for AltaVista Search. Changes implemented on October 25, 1999, include the following:

     --AltaVista Search introduced new and enhanced features of its industry-leading search technologies. AltaVista has significantly increased the number of Web pages it crawls and currently has a 400 million page index. Search results are presented in a new format that is easier to read and to navigate. Several new content providers have been added as well to provide well-respected and popular directories, business search capabilities, and discussion and news groups.

     --AltaVista introduced its new media platform with AltaVista Live! This site within the AltaVista domain is designed to provide day and night programming for news, entertainment, finance, sports and an array of human-interest areas, such as health, careers, real estate and many more. One of its distinguishing features in this area is its emphasis on live programming, providing information on an immediate basis.

     --Shopping.com launched a new service to give the user a richer and more comprehensive shopping experience. The service is based on extensive content and product attributes, which will provide users with advanced features such as comparison-shopping and feature specific product searching. The service will also help educate the user on product categories, suggest related product categories, and provide up-to-date product news.

                                      12
                                      --

Signatures Network Acquisition Subsequent to Year End

     On September 27, 1999, CMGI completed the acquisition of a majority position in Signatures Network for consideration of approximately $40 million and the commitment to provide $100 million in operating capital.

     Signatures Network is a worldwide entertainment merchandising and licensing company representing some of today's most recognized artists, celebrities and properties. Signatures Network creates licensing, merchandising and marketing programs based on music, lifestyle/family, sports and fashion properties.

     Signatures Network creates and sells high-quality merchandise and souvenirs at concerts and events worldwide. In addition to traditional music concerts, key merchandising events include arena attractions, sporting events and theatrical tours.

     Signatures Network also develops and distributes entertainment and lifestyle-based products to a broad range of retailers worldwide. Signatures Network creates product lines and merchandising programs such as themed in-store boutiques and major promotions. Signatures Network core products are imprinted and embroidered activewear, upscale apparel, gifts and collectibles. A range of retail outlets, including department stores, mass merchandisers, record stores, video stores, gift shops, art and museum shops, book stores and home shopping channels offer the Signatures Network product lines. Their product lines are also distributed over the Internet and through catalogs, inserts in entertainment products and print advertising.

Business Strategy

     With respect to the businesses of CMGI, the Company will seek to expand its participation in the Internet and fulfillment services industries and increase market share. Key elements of this strategy include:

     Continue to enhance and expand the Company's products and services. The Company has devoted significant resources to new subsidiaries and material businesses which seek to capitalize in a coordinated manner on opportunities surrounding the growth of the Internet and the interactive marketing industry. The Company intends to continue to pursue the growth and development of its technologies and services and continue to introduce its products commercially. Additionally, the Company intends to continue to evaluate new opportunities to further its investment in its Internet strategy and also to seek out opportunities to increase shareholder value through the sale of selected investments or technologies or having separate subsidiaries sell a minority interest to outsiders.

     Continue to pursue innovative advertising solutions. The Company is actively seeking to develop innovative ways for advertisers to reach their target audiences effectively through the Internet. The Company designs and offers customized packages which include the ability to change advertisements quickly and frequently, to conduct advertising test campaigns with rapid result delivery and to track daily usage statistics. The Company has developed and will continue developing software that provides the ability to target ads based on demographics and usage patterns.

     Actively seek growth in the Company's fulfillment services segment. CMGI intends to continue to pursue the strategy of growing its fulfillment services segment through gaining market share in its existing markets, through acquisition and through developing new IT based products and services for its client base. InSolutions, a turnkey provider with diskette and CD ROM manufacturing capabilities; and On-Demand Solutions, a provider of fulfillment, turnkey and Web-based catalogue and sports e-commerce services, have been integrated with SalesLink's national supply chain management and fulfillment operations, while creating an e-commerce fulfillment component that will seek to broaden the Company's market potential in the fast-growing Internet fulfillment industry.

     Cross-sell products and services. The Company is involved in many aspects of the Internet economy. The Company has experienced success in fostering the cross-selling of products and services among the businesses in its portfolio, and will continue to pursue such cross-selling.

Sales and Marketing

     The Company markets its products and services through a marketing staff using both telemarketing and direct sales. The Company maintains separate sales and marketing staffs for each subsidiary, enabling the sales personnel to develop strong customer relationships and expertise in their respective areas. The Company has established direct sales forces experienced in each subsidiary's business to address the new and evolving requirements of the Internet business arena. The Company believes that an experienced sales staff is critical to initiating and maintaining customer relationships. The Company advertises its products and services through

                                      13
                                      --
space advertising, Internet banners, radio and television spots, trade shows and Company sponsored user groups. In addition, in certain instances, the Company, has complemented the activities of its direct sales force by retaining advertising sales agencies, to serve as a sales representatives on a commission basis.

     The Company attends numerous trade shows in the Internet and high technology markets, while further supplementing its sales efforts with space advertising and product and services listings in appropriate directories. In addition, the Company sponsors user group meetings for its customers, where new products and services are highlighted.

Competition

     CMGI's Internet investments compete in the electronic technology and Internet service arenas. The market for Internet products and services is rapidly evolving and highly competitive. Although the Company believes that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. The Company believes the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features and quality of support. Competitors include a wide variety of companies and organizations, including Internet software, content, service and technology companies, telecommunication companies, cable companies and equipment/technology suppliers. Some of the Company's existing competitors, as well as a number of potential new competitors, have greater financial, technical and marketing resources than the Company.

     The Company may also be affected by competition from licensees of its products and technology. There can be no assurance that the Company's competitors will not develop Internet products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings. Moreover, a number of the Company's current advertising customers, licensees and partners have also established relationships with certain of the Company's competitors, and future advertising customers, licensees and partners may establish similar relationships. The Company may also compete with online services and other Web site operators as well as traditional off-line media such as print and television for a share of advertisers' total advertising budgets. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.

     CMGI's fulfillment services segment companies have several prominent competitors for the fulfillment and supply chain management components of its businesses, and also compete with the internal fulfillment and manufacturing operations of customers themselves. The companies in this segment also compete on the basis of pricing, geographic proximity to their clients and the speed and accuracy with which orders are processed.

Research and Development

     The Company develops and markets a variety of Internet related products and services. These industries are characterized by rapid technological development. The Company believes that its future success will depend in large part on its ability to continue to enhance its existing products and services and to develop other products and services which complement existing ones. In order to respond to rapidly changing competitive and technological conditions, the Company expects to continue to incur significant research and development expenses during the initial development phase of new products and services as well as on an on-going basis.

     During fiscal years 1999, 1998 and 1997, the Company expended $22,478,000, $19,223,000 and $17,767,000, respectively, or 12.8%, 23.5% and 29.6%, respectively, of net revenues, on research and development. In addition, during fiscal years 1999, 1998 and 1997, the Company recognized $6,061,000, $10,325,000 and $1,312,000, respectively, of in-process research and development expenses in connection with acquisitions of subsidiaries and investments in affiliates. See further discussion of in-process research and development expenses in Item 7 below.

                                      14
                                      --

Intellectual Property and Proprietary Rights

     The Company regards its software technologies and databases as proprietary. The Company relies upon a combination of patent, trade secret, copyright and trademark laws to protect its intellectual property. It has entered into confidentiality agreements with its management and key employees with respect to this software, and limits access to, and distribution of this, and other proprietary information. However, the steps the Company takes to protect its intellectual property may not be adequate to deter misappropriation of the Company's proprietary information. In addition, the Company may be unable to detect unauthorized uses of and take appropriate steps to enforce its intellectual property rights.

     Engage has filed for patents covering its profiling algorithm and its dual-blind methodology for protecting end-user privacy. The profiling algorithm patent application covers the process of identifying visitors uniquely at each Web site while maintaining a central database of cross-referenceable identifiers and allowing Web sites to access globally derived data only via their local identifier. There can be no assurance that Engage's patent applications will be granted. Even if they are granted, these patents may be successfully challenged by others or invalidated.

     The Engage Knowledge database contains detailed information about millions of Web users. Engage believes it has rights to this database's entire content, all records and all derived information from the database as a whole, all updating routines and quality assurance processes and all underlying data warehouse technology. However, there can be no assurance that any patent, trade secret or other intellectual property protection will be available for such information.

     Although senior management believes that the Company's services and products do not infringe on the intellectual property rights of others, the Company is subject to the risk that such a claim may be asserted in the future.


Employees

     As of July 31, 1999, the Company employed a total of 1,594 persons on a full-time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

Segment Information

     Segment information is set forth in Note 3 of the Notes to Consolidated Financial Statements referred to in Item 8(a) below and incorporated herein by reference.

Significant Customers

     Significant customers information is set forth under the heading "Diversification of Risk" in Note 2 of the Notes to Consolidated Financial Statements referred to in Item 8(a) below and incorporated herein by reference.

                                       15
                                       --

ITEM 2. - PROPERTIES

     The location and general character of the Company's principal properties by industry segment as of October 29, 1999 are as follows:

Internet Segment

     In its Internet segment, the Company leases approximately 580,000 square feet of office, administrative, engineering, sales and marketing, operations and data center space, principally in Massachusetts, California, New York, North Carolina and the United Kingdom, under leases expiring from 1999 to 2011.

     In addition, the Company leases approximately 174,000 square feet in Andover, Massachusetts, under a lease which expires in 2009. This facility consists of executive office space for the Company's corporate headquarters, as well as administrative, engineering, sales and marketing, and operations space for certain Internet segment subsidiaries.

Fulfillment Services Segment

     In its Fulfillment Services segment, the Company leases approximately 695,000 square feet of office, storage, production and assembly, sales and marketing, and operations space, principally in Massachusetts, California and Illinois, under leases expiring from 2000 to 2013. Approximately 26,000 square feet is sublet to a third party.

ITEM 3. - LEGAL PROCEEDINGS

     The Company is not a party to any material litigation.

ITEM 4. - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On May 13, 1999 the Company held a Special Meeting of Stockholders. At the meeting the following matters were approved:

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

                                       16
                                       --

                                    PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market information is set forth in Note 19 of the Notes to Consolidated Financial Statements referred to in Item 8(a) below and incorporated herein by reference.

     (b) On October 22, 1999, there were 1,641 holders of record of common stock.

     (c) The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

     (d) On April 7, 1999 the Company issued 360,532 shares of its common stock to shareholders of I/PRO in consideration for the acquisition of all of the issued and outstanding shares of capital stock of IPRO. The shares issued by the Company are not registered under the Securities Act of 1933, as amended, and carry restrictions on transfer or sale for a period of two years.

          On May 19, 1999 the Company issued 45,906 shares of its common stock to shareholders of Nascent Technologies, Inc. in consideration for the acquisition of all of the issued and outstanding shares of capital stock of Nascent Technologies, Inc. The shares issued by the Company are not registered under the Securities Act of 1933, as amended, and carry restrictions on transfer or sale for a period of two years.

          On June 24, 1999 the Company issued 8,684 shares of its common stock to shareholders of Digiband, Inc. in consideration for the acquisition of all of the issued and outstanding shares of capital stock of Digiband, Inc. The shares issued by the Company are not registered under the Securities Act of 1933, as amended, and carry restrictions on transfer or sale for a period of two years.

          On June 29, 1999, the Company issued and sold 375,000 shares of its Series C Convertible Preferred Stock (the"Series C Preferred Stock") to funds managed by four institutional investment managers. The Certificate of Designation relating to the Series C Preferred Stock divides the 375,000 shares into three separate tranches of 125,000 shares each to be designated as "Tranche1," "Tranche 2," and "Tranche 3" (individually, a "Tranche" and collectively, the "Tranches"). The three Tranches are convertible into common stock at prices of $91.43, $75.15 and $75.32 per share, respectively. The Company will pay a semiannual dividend on the Series C Preferred Stock of 2% per annum, in arrears, on June 30 and December 30 of each year, at the Company's option, in cash or through an adjustment to the liquidation preference of the Series C Preferred Stock. Such adjustments, if any, will also increase the number of shares into which the Series C Preferred Stock is convertible. The conversion price calculated for each Tranche is also subject to adjustment for certain actions taken by the Company. The Series C Preferred Stock may be converted into Common Stock by the holders at any time and automatically converts into Common Stock on June 30, 2002.

          The shares issued in the above mentioned transactions were issued in private placements in reliance upon the exemption provided by section 4 (2) of the Securities Act of 1933.

ITEM 6. -  SELECTED CONSOLIDATED FINANCIAL DATA

     The information required by this Item is set forth under the caption "Selected Consolidated Financial Data" appearing in the 1999 Annual Report to Shareholders and is incorporated herein by reference and is filed herewith as
Exhibit 13.1.

                                       17
                                       --

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the 1999 Annual Report to Shareholders, and is incorporated herein by reference and is filed herewith as Exhibit 13.2.

ITEM 7A. -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at July 31, 1999 include equity positions in companies in the Internet industry sector, including Yahoo! Inc., Lycos, Inc., Silknet Software, Inc., Chemdex Corporation and Critical Path, Inc., many of which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the Company's available-for-sale securities portfolio as of July 31, 1999, would result in an approximate $306.5 million decrease in the fair value of the Company's available-for-sale securities.

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

     The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At July 31, 1999 the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on its bank borrowing arrangements. Information about the Company's borrowing arrangements including principal amounts and related interest rates appears in Note 12 to the Consolidated Financial Statements filed herewith as Exhibit 13.3.

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

ITEM 8. -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) The following consolidated financial statements of the Company and independent auditors' report required by this Item are set forth in the 1999 Annual Report to Shareholders and are incorporated herein by reference and are filed herewith as Exhibit 13.3:

          - Consolidated Balance Sheets as of July 31, 1999 and 1998
          - Consolidated Statements of Operations for the three years ended July 31, 1999
          - Consolidated Statements of Stockholders' Equity for the three years ended July 31, 1999
          - Consolidated Statements of Cash Flows for the three years ended July 31, 1999
          - Notes to Consolidated Financial Statements- Independent Auditors' Report

     (b) Selected Quarterly Financial Data (unaudited) is set forth in Note 19 of the Notes to Consolidated Financial Statements referred to in Item 8 (a) above and is incorporated herein by reference.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                       18
                                       --

                                   PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the portions of the Definitive Proxy Statement entitled "Proposal 1--Election of Directors," "Additional Information," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. - EXECUTIVE COMPENSATION


     Incorporated by reference to the portions of the Definitive Proxy Statement entitled "Executive Compensation,"and "Additional Information -- Compensation of Directors."

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the portion of the Definitive Proxy Statement entitled "Security Ownership by Management and Principal Stockholders."

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the portion of the Definitive Proxy Statement entitled "Certain Relationships and Related Transactions."

                                       19
                                       --

                                    PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)  Financial Statements, Financial Statement Schedule, and Exhibits

          1.   Financial Statements. The financial statements as set forth under
               Item 8 of this report on Form 10-K are incorporated herein by reference.

                    - Consolidated Balance Sheets as of July 31, 1999 and 1998
                    - Consolidated Statements of Operations for the three years ended July 31, 1999, 1998 and 1997
                    - Consolidated Statements of Stockholders' Equity for the
                      three years ended July 31, 1999, 1998 and 1997
                    - Consolidated Statements of Cash Flows for the three years ended July 31, 1999, 1998 and 1997
                    - Notes to Consolidated Financial Statements
                    - Independent Auditors' Report

          2. Financial Statement Schedule. Financial Statement Schedule II of the Company and the corresponding Report of Independent Auditors on Financial Statement Schedule are included in this Report.

               All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

          3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

     (B)  Reports on Form 8-K

          On July 14, 1999, the Company filed a Current Report on Form 8-K dated June 29, 1999 to report under Item 5 (Other Events) the execution of the Purchase and Contribution Agreement between the Company and its wholly-owned subsidiary Zoom Newco, Inc. and Compaq Computer Corporation, Digital Equipment Corporation and Alta Vista Company. No financial statements were required to be filed with such report.

          On July 7, 1999, the Company filed a Current Report on Form 8-K dated June 29, 1999 to report under Item 5 (Other Events) the issuance and sale of 375,000 shares of its newly designated Series C Convertible Preferred Stock. No financial statements were required to be filed with such report.

          On May 7, 1999, the Company filed a Current Report on Form 8-K dated May 7, 1999 to report under Item 5 (Other Events) the issuance of a news release related to the restatement of its results for the third and fourth quarters of fiscal 1998 ended April 30, 1998 and July 31, 1998, respectively, and for its first and second quarters of fiscal 1999 ended October 31, 1998 and January 31, 1999, respectively. No financial statements were required to be filed with such report.

                                       20
                                       --

                                 EXHIBIT INDEX

Exhibit No.                          Title                                          Method of Filing
-----------                          -----                                          ----------------
2.1            Purchase and Contribution Agreement, dated as of    Incorporation by reference to Exhibit 2.1 to the
               June 29, 1999, by and among CMGI, Inc., Compaq      Current Report on Form 8-K filed on September 2, 1999.
               Computer  Corporation, Digital Equipment
               Corporation, AltaVista Company and Zoom Newco Inc.

2.2            Amendment No. 1 to Purchase and Contribution        Incorporation by reference to Exhibit 2.2 to the
               Agreement, dated as of August 18, 1999, by and      Current Report on Form 8-K filed on September 2, 1999.
               among CMGI, Inc., Compaq Computer Corporation,
               Digital Equipment Corporation, AltaVista Company
               and Zoom Newco Inc.

3.1            Restated Certificate of Incorporation of the        Incorporation by reference to Exhibit 4.1 to the
               Registrant.                                         Registration Statement on Form S-3 (File No.
                                                                   333-85047) filed on August 12, 1999.

3.2            Certificate of Designations, Preferences and        Incorporation by reference to Exhibit 4.1 to the
               Rights of Series D Preferred Stock of CMGI, Inc.    Current Report on Form 8-K filed on September 2, 1999.

3.3            Restated By-Laws of the Registrant.                 Incorporation by reference to Exhibit 3.2 to the
                                                                   Company's Registration Statement on Form S-1 (File
                                                                   No. 33-71518)(the "CMGI Registration Statement").

4.1            Specimen Stock Certificate representing Common      Filed herewith.
               Stock

4.2            Promissory Note, dated August 18, 1999, issued to   Incorporation by reference to Exhibit 4.2 to the
               Digital Equipment Corporation, in the principal     Current Report on Form 8-K filed on September 2, 1999.
               amount of $138,000,000.

4.3            Promissory Note, dated August 18, 1999, issued to   Incorporation by reference to Exhibit 4.3 to the
               Compaq Computer Corporation, in the principal       Current Report on Form 8-K filed on September 2, 1999.
               amount of  $82,000,000.

10.1           Lease dated as of April 12, 1999 between Andover    Filed herewith.
               Mills Realty Limited Partnership and CMGI, Inc.
               for premises located at 100 Brickstone Square,
               Andover, Massachusetts.

10.2           Amendment No. 1 to Lease dated as of July 19,       Filed herewith.
               1999 between Andover Mills Realty Limited
               Partnership and CMGI, Inc. for premises located
               at 100 Brickstone Square, Andover, Massachusetts.

10.3           Lease dated as of September 13, 1999 between        Filed herewith.
               Arastradero Property and AltaVista Company for
               premises located at 1070 Arastradero Road,
               Palo Alto, California.

                                      21
                                      --

Exhibit No.                        Title                                             Method of Filing
-----------                        -----                                             ----------------
10.4           Indenture of Lease dated as of August 16, 1999,         Filed herewith.
               between 622 Building Company LLC and ICast, Inc.
               for premises located at 622 Third Avenue, New
               York, New York.


10.5           Lease, dated January 6, 1998, between the Medford       Incorporation by reference to Exhibit 10.2 to the
               Nominee Trust and SalesLink Corporation for             Quarterly Report on Form 10-Q filed on June 15, 1998.
               premises located at 425 Medford Street, Boston,
               Massachusetts.

10.6           Lease, dated September 1, 1998, between Cabot           Filed herewith.
               Industrial Properties, L.P. and SalesLink
               Corporation for premises at 6112 West 73/rd/
               Street, Bedford Park, Illinois.

10.7           Lease, dated June 30, 1995, between Windy Pacific       Filed herewith.
               Partners and Pacific Mailing Corporation for
               premises located at Lot #2, Dumbarton Business
               Center, Central Ave., Newark, California.

10.8           First Amendment to Lease Between Windy Pacific          Filed herewith.
               Partners and Pacific Mailing Corporation, dated
               May 28, 1996 for premises located at Lot #2,
               Dumbarton Business Center, Central Ave., Newark,
               California.

10.9           Lease, dated July 30, 1995, between Windy Pacific       Filed herewith.
               Partners and Pacific Mailing Corporation for
               premises located at Lot #3, Dumbarton Business
               Center, Central Ave., Newark, California.

10.10          First Amendment to Lease Between Windy Pacific          Filed herewith.
               Partners and Pacific Mailing Corporation, dated
               December 22, 1995 for premises located at Lot #3,
               Dumbarton Business Center, Central Ave., Newark,
               California.

10.11          Second Amendment to Lease Between Windy Pacific         Filed herewith.
               Partners and Pacific Mailing Corporation, dated
               May 28, 1996 for premises located at Lot #3,
               Dumbarton Business Center, Central Ave., Newark,
               California.

10.12          Third Amendment to Lease Between Windy Pacific          Filed herewith.
               Partners and Pacific Mailing Corporation, dated
               September 25, 1996 for premises located at Lot
               #3, Dumbarton Business Center, Central Ave.,
               Newark, California.

10.13          Lease, dated September 25, 1996, between Windy          Filed herewith.
               Pacific Partners and Pacific Direct Marketing
               Corp. DBA Pacific Link for premises at Lot #4,
               Dumbarton Business Center, Central Ave., Newark,
               California.

Exhibit No.                        Title                                             Method of Filing
-----------                        -----                                             ----------------
10.14          Capital & Counties plc and Engage Technologies          Incorporation by reference to Exhibit 10.14 to
               Limited underlease, dated April 27, 1999.               Registration Statement on Form S-1 of Engage
                                                                       Technologies, Inc. (File No. 333-78015) (the "Engage
                                                                       Form S-1").

10.15          Anthony & Co. Office Lease between Milkson              Incorporation by reference to Exhibit 10.15 to the
               Associates, LLC and Accipiter, Inc., dated April        Engage Form S-1.
               9, 1997.

10.16          Amendment to Lease Agreement between Milkson            Incorporation by reference to Exhibit 10.16 to the
               Associates, LLC and Accipiter, Inc. dated               Engage Form S-1.
               November 5, 1997.

10.17          Lease dated as of March, 1997 by and between            Incorporation by reference to Exhibit 10.5 to
               William J. Callahan and William J. Callahan, Jr.,       Registration Statement on Form S-1 of NaviSite, Inc.
               as trustees of Andover Park Realty Trust, and CMG       (File No. 333-83501) (the "NaviSite Form S-1").
               Information Services, Inc.

10.18          Lease dated as of May 14, 1999 by and between 400       Incorporation by reference to Exhibit 10.6 to the
               River Limited Partnership and NaviSite, Inc.            NaviSite Form S-1.

10.19          Lease made as of April 30, 1999 by and between          Incorporation by reference to Exhibit 10.7 to the
               CarrAmerica Realty Corporation and NaviSite, Inc.       NaviSite Form S-1.

10.20*         Employment Agreement, dated August 1, 1993,             Incorporation by reference to Exhibit 10.10 to the
               between the Registrant and David S. Wetherell.          CMGI Registration Statement

10.21*         Amendment No. 1 to the Employment Agreement,            Incorporation by reference to Exhibit 10.18 to the
               dated January 20, 1994, between the Registrant          CMGI Registration Statement.
               and David S. Wetherell.

10.22*         1995 Employee Stock Purchase Plan, as amended.          Incorporation by reference to Appendix C to the
                                                                       Registrant's Definitive Proxy Statement on Schedule
                                                                       14A filed on April 16, 1999.

10.23*         1986 Stock Option Plan, as amended.                     Incorporation by reference to Appendix B to the
                                                                       Registrant's Definitive Proxy Statement on Schedule
                                                                       14A filed on April 16, 1999.

10.24*         1995 Stock Option Plan for Non-Employee                 Incorporation by reference to Exhibit 10.3 to the
               Directors, as amended.                                  Quarterly Report on Form 10-Q filed on December 15,
                                                                       1997.

10.25*         Amendment No. 2 to Employment Agreement, dated          Incorporation by reference to Exhibit 10.2 to the
               October 25, 1996, between the Registrant and            Quarterly Report on Form 10-Q filed on December 13
               David S. Wetherell.                                     1996.

10.26          CMG Stock Purchase Agreement, dated as of               Incorporation by reference to Exhibit 99.1 to the
               December 10, 1996 by and between the Registrant         Current Report on Form 8-K filed on February 14, 1997.
               and Microsoft Corporation.

Exhibit No.                        Title                                             Method of Filing
-----------                        -----                                             ----------------
10.27*         CMG @Ventures, Inc. Deferred Compensation Plan.         Incorporation by reference to Exhibit 10.1 to the
                                                                       Quarterly Report on Form 10-Q filed on June 16, 1997.

10.28          Common Stock Purchase Agreement dated as of             Incorporation by reference to Exhibit 99.1 to the
               December 19, 1997 by and between CMG Information        Current Report on Form 8-K filed December 29, 1997.
               Services, Inc. and Intel Corporation.

10.29          Common Stock Purchase Agreement dated as of             Incorporation by reference to Exhibit 99.1 to the
               February 15, 1998 by and between CMG Information        Current Report on Form 8-K filed March 19, 1998.
               Services, Inc. and Sumitomo Corporation.

10.30          Registration Rights Agreement dated April 8, 1998.      Incorporation by reference to Exhibit 2.6 to the
                                                                       Current Report on Form 8-K filed on April 23, 1998.

10.31          Amended and Restated Revolving Credit and Term          Incorporation by reference to Exhibit 10.57 to the
               Loan Agreement, dated as of June 11, 1998, among        Annual Report on Form 10-K filed on October 29, 1998.
               SalesLink Corporation, InSolutions Incorporated,
               Pacific Direct Marketing Corp., BankBoston, N.A.
               and the other lending institutions set forth in
               Schedule 1.

10.32          Amended and Restated Term Note, dated June 11,          Incorporation by reference to Exhibit 10.58 to the
               1998, between SalesLink Corporation and                 Annual Report on Form 10-K filed on October 29, 1998.
               InSolutions Incorporated and Imperial Bank.

10.33          Amended and Restated Term Note, dated June 11,          Incorporation by reference to Exhibit 10.59 to the
               1998, between SalesLink Corporation and                 Annual Report on Form 10-K filed on October 29, 1998.
               InSolutions Incorporated and BankBoston, N.A.

10.34          Fourth Amended and Restated Revolving Credit            Incorporation by reference to Exhibit 10.60 to the
               Note, dated June 11, 1998, between SalesLink            Annual Report on Form 10-K filed on October 29, 1998.
               Corporation and InSolutions Incorporated and
               Imperial Bank.

10.35          Fourth Amended and Restated Revolving Credit            Incorporation by reference to Exhibit 10.61 to the
               Note, dated June 11, 1998, between SalesLink            Annual Report on Form 10-K filed on October 29, 1998.
               Corporation and InSolutions Incorporated and
               BankBoston, N.A.

10.36          Amended and Restated Stock Pledge Agreement,            Incorporation by reference to Exhibit 10.62 to the
               dated June 11, 1998, between SalesLink                  Annual Report on Form 10-K filed on October 29, 1998.
               Corporation and BankBoston, N.A.

10.37          Amended and Restated Guaranty, dated as of June         Incorporation by reference to Exhibit 10.63 to the
               11, 1998, by Pacific Direct Marketing Corp. in          Annual Report on Form 10-K filed on October 29, 1998.
               favor of BankBoston, N.A.

10.38          Amended and Restated Security Agreement, dated as       Incorporation by reference to Exhibit 10.64 to the
               of June 11, 1998, among SalesLink Corporation,          Annual Report on Form 10-K filed on October 29, 1998.
               InSolutions Incorporated and BankBoston, N.A.

Exhibit No.                        Title                                             Method of Filing
-----------                        -----                                             ----------------
10.39          Amended and Restated Security Agreement, dated as       Incorporation by reference to Exhibit 10.65 to the
               of June 11, 1998, between Pacific Direct                Annual Report on Form 10-K filed on October 29, 1998.
               Marketing Corp. and BankBoston, N.A.

10.40          Amended and Restated Trademark Collateral               Incorporation by reference to Exhibit 10.66 to the
               Security and Pledge Agreement, dated as of June         Annual Report on Form 10-K filed on October 29, 1998.
               16, 1998, between SalesLink Corporation and
               BankBoston, N.A.

10.41          Trademark Collateral Security and Pledge                Incorporation by reference to Exhibit 10.67 to the
               Agreement, dated as of June 11, 1998, between           Annual Report on Form 10-K filed on October 29, 1998.
               InSolutions Incorporated and BankBoston, N.A.

10.42          Registration Rights Agreement, dated June 16,           Incorporation by reference to Exhibit 10.68 to the
               1998, between the listed shareholders and CMG           Annual Report on Form 10-K filed on October 29, 1998.
               Information Services, Inc.

10.43*         CMG @Ventures I, LLC Limited Liability Company          Incorporated by reference to Exhibit 10.1 to the
               Agreement, dated December 18, 1997.                     Quarterly Report on Form 10-Q filed on June 15, 1998.

10.44*         CMG @Ventures II, LLC Operating Agreement, dated        Incorporation by reference from Exhibit 10.69 to the
               as of February 26, 1998.                                Annual Report on Form 10-K filed on October 29, 1998.

10.45*         Summary of Management's Interests in the                Filed herewith.
               @Ventures III Venture Capital Funds.

10.46*         Limited Liability Company Agreement of CMG              Filed herewith.
               @Ventures III, LLC, dated August 7, 1998.

10.47*         Agreement of Limited Partnership of @Ventures           Filed herewith.
               III, L.P., dated August 7, 1998.

10.48*         Amendment No. 1 to the Agreement of Limited             Filed herewith.
               Partnership of @Ventures III, L.P., dated
               August 7, 1998.

10.49*         Agreement of Limited Partnership of @Ventures           Filed herewith.
               Foreign Fund III, L.P., dated December 22, 1998.

10.50*         Amendment No. 1 to the Agreement of Limited             Filed herewith.
               Partnership of @Ventures Foreign Fund III, L.P.,
               dated December 22, 1998.

10.51          Securities Purchase Agreement, dated December 21,       Incorporation by reference to Exhibit 99.1 to the
               1998, by and among CMGI, Inc. and RGC                   Current Report on Form 8-K filed on January 7, 1999.
               International Investors, LDC and RGC
               Investments II, L.P.

Exhibit No.                        Title                                             Method of Filing
-----------                        -----                                             ----------------
10.52          Registration Rights Agreement, dated December 21,       Incorporation by reference to Exhibit 99.2 to the
               1998, by and among CMGI, Inc. and RGC                   Current Report on Form 8-K filed on January 7, 1999.
               International Investors, LDC and RGC Investments
               II, L.P.

10.53          ISDA Master Swap Agreement (the "Swap Agreement")       Incorporation by reference to Exhibit 10.1 to the
               dated January 15, 1999, between BankBoston, N.A.        Quarterly Report on Form 10-Q filed on March 17, 1999.
               and CMGI, Inc.

10.54          Schedule to the Swap Agreement, dated January 15,       Incorporation by reference to Exhibit 10.2 to the
               1999.                                                   Quarterly Report on Form 10-Q filed on March 17, 1999.

10.55          Confirmation to the Swap Agreement, dated January       Incorporation by reference to Exhibit 10.3 to the
               15, 1999.                                               Quarterly Report on Form 10-Q filed on March 17, 1999.

10.56          ISDA Credit Support Annex, dated January 15,            Incorporation by reference to Exhibit 10.4 to the
               1999, between BankBoston, N.A. and CMGI, Inc.           Quarterly Report on Form 10-Q filed on March 17, 1999.

10.57          Agreement for the Assignment of Voting Rights,          Incorporation by reference to Exhibit 10.5 to the
               dated January 15, 1999, between CMGI, Inc. and          Quarterly Report on Form 10-Q filed on March 17, 1999.
               Long Lane Master Trust.

10.58          Long Lane Floating Rate Trust Certificate               Incorporation by reference to Exhibit 10.6 to the
               Purchase Agreement, dated January 15, 1999,             Quarterly Report on Form 10-Q filed on March 17, 1999.
               between CMGI, Inc. and Long Lane Master Trust.

10.59          Repurchase Agreement, dated January 15, 1999,           Incorporation by reference to Exhibit 10.7 to the
               between CMGI, Inc. and Long Lane Master Trust.          Quarterly Report on Form 10-Q filed on March 17, 1999.

10.60          Unlimited Guaranty, dated as of October 30, 1998,       Incorporation by reference to Exhibit 10.8 to the
               by CMGI Information Services, Inc. in favor of          Quarterly Report on Form 10-Q filed on March 17, 1999.
               BankBoston, N.A.

10.61          First Amendment to Amended and Restated Revolving       Incorporation by reference to Exhibit 10.1 to the
               Credit and Term Loan Agreement, dated as of June        Quarterly Report on Form 10-Q filed on June 14, 1999.
               11, 1998, among SalesLink Corporation,
               InSolutions Incorporated, Pacific Direct
               Marketing Corp., BankBoston, N.A. and the other
               lending institutions set forth in Schedule 1.

10.62          Second Amended and Restated Term Note, dated            Incorporation by reference to Exhibit 10.2 to the
               March 16, 1999 among Saleslink.com Corporation,         Quarterly Report on Form 10-Q filed on June 14, 1999.
               Insolutions Incorporated, On-Demand Solutions,
               Inc. and BankBoston, N.A.

10.63          Second Amended and Restated Term Note, dated            Incorporation by reference to Exhibit 10.3 to the
               March 16, 1999 among Saleslink.com Corporation,         Quarterly Report on Form 10-Q filed on June 14, 1999.
               Insolutions Incorporated, On-Demand Solutions,
               Inc. and Imperial Bank.

Exhibit No.                        Title                                             Method of Filing
-----------                        -----                                             ----------------
10.64          Security Agreement, dated March 16, 1999 between        Incorporation by reference to Exhibit 10.4 to the
               On-Demand Solutions and BankBoston, N.A.                Quarterly Report on Form 10-Q filed on June 14, 1999.

10.65          CMGI and Participating Subsidiaries Deferred            Incorporation by reference to Exhibit 10.19 to the
               Compensation Plan, effective as of December 1,          Quarterly Report on Form 10-Q filed on March 17, 1999.
               1998.

10.66          Form of Indemnification Agreement executed              Incorporation by reference to Exhibit 10.01 to the
               between the Company and each of the members of          Annual Report on Form 10-K filed on October 29, 1998.
               its Board of Directors (David S. Wetherell,
               William H. Berkman, Craig D. Goldman, John A.
               McMullen and Robert J. Ranalli) in June 1998.

10.67          Securities Purchase Agreement, dated as of June         Incorporation by reference to Exhibit 99.1 to the
               29, 1999, by and among the Company and the              Current Report on Form 8-K filed on July 7, 1999.
               Investors named therein.

10.68          Registration Rights Agreement, dated as of June         Incorporation by reference to Exhibit 99.2 to the
               29, 1999 by and among the Company and the               Current Report on Form 8-K filed on July 7, 1999.
               Investors named therein.

13.1           Selected Consolidated Financial Data                    Filed herewith.

13.2           Management's Discussion and Analysis of Financial       Filed herewith.
               Condition and Results of Operations

13.3           CMGI, Inc. and Subsidiaries Consolidated                Filed herewith.
               Financial Statements, Supplementary Data and
               Independent Auditors' Report

21             Subsidiaries of the Registrant.                         Filed herewith.

23.1           Consent of Independent Auditors.                        Filed herewith.

27             Financial Data Schedule for fiscal year ended           Filed herewith.
               July 31, 1999.

     *  Management contracts and compensatory plans or arrangements.

        REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE
        --------------------------------------------------------------


The Board of Directors and Stockholders
CMGI, Inc.:


Under the date of September 24, 1999, except for Note 20, which is as of October 29, 1999, we reported on the consolidated balance sheets of CMGI, Inc. and subsidiaries as of July 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended July 31, 1999, which are included in the Form 10-K for the year ended July 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                   /s/ KPMG LLP
                                                   KPMG LLP

Boston, Massachusetts
September 24, 1999

                                  CMGI, INC.
                                  SCHEDULE II
                       Valuation and Qualifying Accounts
                 For the years ended July 31, 1999, 1998, 1997

                                                     Additions                        Deductions
                                           ----------------------------   -----------------------------------

                                                           Additions         Deductions
Accounts Receivable,                                       Charged to         (Charged
   Allowance for          Balance at                       Costs and           against             (a)         Balance at
     Doubtful            beginning of                    Expenses (Bad        Accounts      Deconsolidation/       end
     Accounts              period       Acquisitions     Debt Expense)       Receivable)      Dispositions      of period
     --------              ------       ------------     --------------      ----------       ------------     -----------
1997                     $323,000        $395,000         $  424,000           $186,000          $ 10,000       $  946,000
1998                     $946,000        $264,000         $  448,000           $ 99,000          $659,000       $  900,000
1999                     $900,000        $484,000         $2,528,000           $878,000          $  -           $3,034,000

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


                                         CMGI, INC.
                                         (Registrant)

Date: October 29, 1999                   By /s/ David S. Wetherell
                                            ----------------------------------
                                            David S. Wetherell, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature                                Title
---------                                -----

/s/ David S. Wetherell                   Chairman of the Board, President,
----------------------------------
      David S. Wetherell                 Chief Executive Officer and
                                         Director (Principal Executive Officer)



/s/ Andrew J. Hajducky III               Chief Financial Officer and
----------------------------------
      Andrew J. Hajducky III, CPA        Treasurer (Principal Financial and
                                         Accounting Officer)


/s/ William H. Berkman                   Director
----------------------------------
      William H. Berkman



/s/ Craig D. Goldman                     Director
----------------------------------
      Craig D. Goldman



/s/ Avram Miller                         Director
----------------------------------
      Avram Miller



/s/ Robert J. Ranalli                    Director
----------------------------------
      Robert J. Ranalli



/s/ William D. Strecker                  Director
----------------------------------
      William D. Strecker