Form 10-Q
period 1999-10-31
CMGI INC
filed 1999-12-15
CIK 914712

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarter ended October 31, 1999

   (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       Commission File Number  000-23262


                                   CMGI, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               DELAWARE                                 04-2921333
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)



         100 BRICKSTONE SQUARE                             01810
         ANDOVER, MASSACHUSETTS                         (Zip Code)
(Address of principal executive offices)


                                (978)  684-3600
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

                     Yes      X                No
                          ---------                ---------

       Number of shares outstanding of the issuer's common stock, as of
                               December 10, 1999


   Common Stock, par value $0.01 per share                  122,970,601
   ----------------------------------------                 -----------
                    Class                           Number of shares outstanding

                                   CMGI, INC.
                                   FORM 10-Q

                                     INDEX


                                                                      Page Number
                                                                      -----------
Part I.  FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements
            Consolidated Balance Sheets

            October 31, 1999 and July 31, 1999                              3

            Consolidated Statements of Operations
            Three months ended October 31, 1999 and 1998                    4

            Consolidated Statements of Cash Flows
            Three months ended October 31, 1999 and 1998                    5

            Notes to Interim Consolidated Financial Statements             6-12

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           13-20

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk     21

Part II.  OTHER INFORMATION

  Item 2.   Changes in Securities and Use of Proceeds                     22-23

  Item 4.   Submission of Matters to a Vote of Security Holders            23

  Item 6.   Exhibits and Reports on Form 8-K                               24

SIGNATURE                                                                  25


                          CMGI, Inc. and Subsidiaries
                          Consolidated Balance Sheets

(in thousands, except share and per share amounts)                                                    October 31,     July 31,
                                                                                                     ------------  ------------
                                                                                                         1999          1999
                                                                                                     ------------  ------------
ASSETS                                                                                               (Unaudited)
Current assets:
 Cash and cash equivalents                                                                            $  705,001    $  468,912
 Available-for-sale securities                                                                         1,776,641     1,532,327
 Accounts receivable, trade, less allowance for doubtful accounts                                         98,418        41,794
 Inventories                                                                                              17,650         8,367
 Prepaid expenses and other current assets                                                                29,064         5,934
                                                                                                      ----------    ----------
Total current assets                                                                                   2,626,774     2,057,334
                                                                                                      ----------    ----------
Property and equipment, net                                                                               99,335        24,832
Investments in affiliates                                                                                 65,524        44,623
Goodwill and other intangible assets, net of accumulated amortization                                  2,512,031       149,703
Other assets                                                                                             128,018       128,102
                                                                                                      ----------    ----------
                                                                                                      $5,431,682    $2,404,594
                                                                                                      ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                                                        $   20,000    $   20,000
 Current installments of long-term debt                                                                   16,485         5,258
 Accounts payable and accrued expenses                                                                   200,635        74,371
 Accrued income taxes                                                                                     37,057        11,777
 Deferred income taxes                                                                                   587,029       508,348
 Deferred revenues                                                                                        22,900         6,726
 Other current liabilities                                                                                61,030        49,849
                                                                                                      ----------    ----------
Total current liabilities                                                                                945,136       676,329
                                                                                                      ----------    ----------
Long-term debt, less current installments                                                                234,163        15,060
Long-term deferred revenues                                                                                1,468         1,509
Deferred income taxes                                                                                     15,244        35,140
Other long-term liabilities                                                                               29,165        18,298
Minority interest                                                                                        353,100       184,514
Commitments and contingencies
Preferred stock, $0.01 par value.  Authorized 5,000,000 shares; issued 35,000 shares Series B convertible, redeemable preferred stock at October 31, 1999, conversion premium at 4% per annum and issued 375,000 Series C convertible, redeemable preferred stock at October 31, 1999, dividend
 at 2% per annum; both carried at liquidation value                                                      413,511       411,283

Stockholders' equity:
 Common stock, $0.01 par value per share. Authorized  400,000,000 shares; issued and outstanding
  118,666,917 shares at October 31, 1999 and 95,584,140  shares at July 31, 1999                           1,187           956

 Additional paid-in capital                                                                            2,513,652       235,229
 Deferred compensation                                                                                   (32,925)         (180)
 Retained earnings                                                                                       395,755       518,102
                                                                                                      ----------    ----------
                                                                                                       2,877,669       754,107
Accumulated other comprehensive income                                                                   562,226       308,354
                                                                                                      ----------    ----------
Total stockholders' equity                                                                             3,439,895     1,062,461
                                                                                                      ----------    ----------
                                                                                                      $5,431,682    $2,404,594
                                                                                                      ==========    ==========

          see accompanying notes to consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

(in thousands, except per share amounts)
                                                                                    Three months ended October 31,
                                                                                    -----------------------------
                                                                                       1999                1998
                                                                                    -----------      -----------
Net revenues                                                                          $ 123,731       $ 37,405
Operating expenses:
  Cost of revenues                                                                      108,173         35,543
  Research and development                                                               20,188          5,308
  Selling                                                                                72,501          8,224
  General and administrative                                                             27,357          6,349
  Amortization of intangible assets and stock-based compensation                        170,039          2,109
                                                                                      ---------       --------
   Total operating expenses                                                             398,258         57,533
                                                                                      ---------       --------
Operating loss                                                                         (274,527)       (20,128)
                                                                                      ---------       --------
Other income (deductions):
  Interest income                                                                         5,871            559
  Interest expense                                                                       (5,700)        (1,068)
  Gain on issuance of stock by subsidiaries and affiliates                               46,368         44,506
  Other gains, net                                                                       48,349         44,094
  Equity in losses of affiliates                                                         (1,796)        (3,359)
  Minority interest                                                                      23,288            101
                                                                                      ---------       --------
                                                                                        116,380         84,833
                                                                                      ---------       --------
Income (loss) from continuing operations before income taxes                           (158,147)        64,705
Income tax expense (benefit)                                                            (40,735)        26,316
                                                                                      ---------       --------
Income (loss) from continuing operations                                               (117,412)        38,389

Discontinued operations, net of income taxes:
  Loss from operations of lists and database services segment                                --           (131)
                                                                                      ---------       --------

Net income (loss)                                                                      (117,412)        38,258
Preferred stock accretion and amortization of discount                                   (4,935)            --
                                                                                      ---------       --------

Net income (loss) available to common stockholders                                    $(122,347)      $ 38,258
                                                                                      =========       ========
Basic earnings per share:
  Income (loss) from continuing operations available to common stockholders              $(1.08)         $0.42
  Loss from discontinued operations of lists and database services segment                   --             --
                                                                                      ---------       --------
  Net income (loss) available to common stockholders                                     $(1.08)         $0.42
                                                                                      =========       ========

Diluted earnings per share:
  Income (loss) from continuing operations available to common stockholders              $(1.08)         $0.38
  Loss from discontinued operations of lists and database services segment                   --             --
                                                                                      ---------       --------
  Net income (loss) available to common stockholders                                     $(1.08)         $0.38
                                                                                      =========       ========
Weighted average shares outstanding:
  Basic                                                                                 113,186         92,164
                                                                                      =========       ========
  Diluted                                                                               113,186         99,864
                                                                                      =========       ========

    The accompanying notes are an integral part of the consolidated financial statements.

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

(in thousands)                                                                        Three months ended October 31,
                                                                                  --------------------------------------
                                                                                         1999                1998
                                                                                  ------------------  ------------------
Cash flows from operating activities:
  Income (loss) from continuing operations                                           $(117,412)           $ 38,389
  Adjustments to reconcile income (loss) from continuing operations to net cash used for continuing operations:
    Depreciation and amortization                                                      175,430               2,809
    Deferred income taxes                                                             (118,918)             29,196
    Non-operating gains, net                                                           (94,717)            (88,600)
    Equity in losses of affiliates                                                       1,796               3,359
    Minority interest                                                                  (23,288)               (101)
    Changes in operating assets and liabilities, excluding effects of acquired companies:
     Trade accounts receivable                                                         (18,821)             (4,871)
     Inventories                                                                        (2,454)             (1,297)
     Prepaid expenses                                                                  (10,953)                 68
     Accounts payable and accrued expenses                                              16,254               7,764
     Deferred revenues                                                                   7,316               5,360
     Refundable and accrued income taxes, net                                           25,280             (12,075)
     Tax benefit from exercise of stock options                                         48,802                 558
     Other assets and liabilities                                                       (5,218)               (167)
                                                                                     ---------            --------
Net cash used for operating activities of continuing operations                       (116,903)            (19,608)
Net cash used for operating activities of discontinued operations                           --                (617)
                                                                                     ---------            --------
Net cash used for operating activities                                                (116,903)            (20,225)
                                                                                     ---------            --------
Cash flows from investing activities:
  Additions to property and equipment- continuing operations                           (23,185)             (2,177)
  Additions to property and equipment- discontinued operations                              --                  (5)
  Purchase of available-for-sale securities                                             (6,500)            (31,123)
  Proceeds from sale of Yahoo!, Inc. common stock                                      291,069                  --
  Proceeds from sale of Lycos, Inc. common stock                                            --               2,520
  Investments in affiliates                                                            (11,129)             (4,827)
  Net cash acquired through acquisitions of subsidiaries                                23,425                  --
  Other                                                                                     --               1,793
                                                                                     ---------            --------
Net cash provided by (used for) investing activities                                   273,680             (33,819)
                                                                                     ---------            --------
Cash flows from financing activities:
  Net repayments of notes payable                                                           --              (2,856)
  Repayments of long-term debt                                                            (887)                 --
  Net proceeds from issuance of common stock                                             5,569                 261
  Net proceeds from issuance of stock by subsidiaries                                   69,567               1,945
  Other                                                                                  5,063                (204)
                                                                                     ---------            --------
Net cash provided by (used for) financing activities                                    79,312                (854)
                                                                                     ---------            --------
Net increase (decrease) in cash and cash equivalents                                   236,089             (54,898)
Cash and cash equivalents at beginning of period                                       468,912              61,537
                                                                                     ---------            --------
Cash and cash equivalents at end of period                                           $ 705,001            $  6,639
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

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


A.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by CMGI, Inc. ("CMGI" or "the Company") in accordance with generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 1999 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("the SEC") on October 29, 1999. The results for the three months ended October 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with current year presentation.

B.   OTHER GAINS, NET

In October 1999, the Company sold 1,640,000 shares of Yahoo! common stock on the open market. As a result of the sale, the Company received proceeds of $291.1 million, and recognized a pre-tax gain of $48.3 million. In August 1998, the Company's subsidiary, CMG@Ventures II, LLC (CMG@Ventures II) converted its holdings in Sage Enterprises, Inc. (Sage Enterprises) into shares of Amazon.com, Inc. (Amazon.com) common stock as part of a merger wherein Amazon.com acquired Sage Enterprises. The Company recorded a pre-tax gain of $19,057,000 on the conversion of its investment in Sage Enterprises during the fiscal quarter ended October 31, 1998. Such gain was recorded net of the 20% interest attributable to CMG@Ventures II's profit members. In October 1998, CMG@Ventures II's holdings in Reel.com, Inc. (Reel.com) were converted into shares of Hollywood Entertainment Corporation (Hollywood Entertainment) as part of a merger wherein Hollywood Entertainment acquired Reel.com. The Company recorded a pre-tax gain of $23,158,000 on the conversion of its investment in Reel.com during the fiscal quarter ended October 31, 1998. The gain was reported net of the 20% interest attributable to CMG@Ventures II's profit members.

C.   GAIN ON STOCK ISSUANCES BY SUBSIDIARIES AND AFFILIATES

In October 1999, the Company's affiliate, NaviSite, commenced its initial public offering of common stock, issuing approximately 5.5 million shares at a price of $14.00 per share, which raised $69.6 million in net proceeds during the first fiscal quarter for NaviSite. As a result of the initial public offering, the Company's ownership interest in NaviSite was reduced from approximately 89.6% to approximately 71.8%. The Company recorded a pre-tax gain of $46.4 million during the first quarter of fiscal year 2000 as a result of the initial public offering. The pre-tax gain represents the increase in the book value of the Company's net equity in NaviSite as a result of NaviSite's stock issuance.

In August 1998, the Company's affiliate, GeoCities, completed its initial public offering of common stock, issuing approximately 5.5 million shares at a price of $17.00 per share, which raised $84.5 million in net proceeds for GeoCities. The Company recorded a pre-tax gain of $24,132,000 on the issuance of stock by GeoCities during the fiscal quarter ended October 31, 1998, representing the increase in the book value of the Company's net equity in GeoCities, primarily as a result of the initial public offering. The Company also recorded a pre-tax gain of $20,374,000 in the first quarter of fiscal 1999 resulting from the issuance of stock by Lycos. The gain for the quarter was primarily related to the issuance of 4.1 million shares by Lycos during August 1998 in its acquisition of WhoWhere? Inc., net of the impact of an in-process research and development charge recorded by Lycos related to the acquisition.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

D.   ACQUISITIONS AND INVESTMENTS

In August 1999, CMGI completed its acquisition of 81.5% of AltaVista Company (AltaVista), a web portal that integrates proprietary Internet technology and services to deliver relevant results for both individuals and Web-based businesses, for 18,994,975 CMGI common shares valued at approximately $1.816 billion, 18,090.45 shares of the Company's Series D preferred stock, which were converted into approximately 1,809,045 million shares of CMGI common stock in October 1999 valued at approximately $173 million, three-year notes totaling $220 million and the exchange of CMGI and subsidiary stock options for AltaVista stock options. The AltaVista acquisition included the assets and liabilities constituting the AltaVista Internet search service and also included former Compaq subsidiaries Zip2 Corporation and Shopping.com. The shares issued by the Company in connection with the AltaVista acquisition are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance. The total purchase price for AltaVista was valued at approximately $2.4 billion, including costs of acquisition of $4 million. The value of the Company's shares included in the purchase price was recorded net of a weighted average 10% market value discount to reflect the restrictions on transferability.

During the first quarter of fiscal year 2000, the Company also completed its acquisitions of Cha! Technologies Services, Inc. (Cha! Technologies), iAtlas, Inc. (iAtlas) and Signatures SNI, Inc. (Signatures Network) for combined consideration of approximately $64 million in CMGI stock, convertible notes, cash and commitments to fund a total of approximately $113 million in operating capital.

The acquisitions during the first quarter of fiscal 2000 have been accounted for using the purchase method, and, accordingly, the purchase prices have been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. Goodwill and other intangibles, totaling $2.2 billion were recorded related to acquisitions, and are being amortized on a straight-line basis over three years. The acquired companies are included in the Company's consolidated financial statements from the dates of acquisition.

The purchase price for each of the above acquisitions was allocated as follows:


    (in thousands)                          AltaVista            Others              Total
                                        ------------------  -----------------  -----------------

Working capital, including cash
 (cash overdraft) acquired                    $  (39,604)            $ 8,313        $  (31,291)

Property, plant and equipment                     44,460               1,257            45,717
Other assets (liabilities), net                   15,786              20,622            36,408
Goodwill                                       2,199,426              35,331         2,234,963
Developed technology                             128,128                  --           128,128
Other identifiable intangible assets              40,575                  --            40,575
                                              ----------             -------        ----------
Purchase price                                $2,388,771             $65,729        $2,454,500
                                              ==========             =======        ==========

The above allocation of the AltaVista purchase price, represents the Company's 81.495% interest in the fair values of the acquired underlying assets and liabilities of AltaVista. The purchase price allocations for each of the acquisitions which consummated during the first quarter of fiscal year 2000 are preliminary and are subject to adjustment upon finalization of the purchase accounting.

On October 29, 1999, CMGI purchased 250,000 shares of Akamai Technologies common stock at a cost of $26 per share. During the first quarter of fiscal year 2000, the Company, through its limited liability company subsidiary, CMG@Ventures III, LLC, acquired initial or follow-on minority ownership interests in eleven Internet companies for an aggregate total of approximately $10.6 million.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


E.   SEGMENT INFORMATION

In 1999, the Company adopted SFAS No. 131, which requires the reporting of segment information using the "management approach" versus the "industry approach" previously required. Based on the information provided to the Company's chief operating decision maker for purposes of making decisions about allocating resources and assessing performance, the Company's continuing operations have been classified in two primary business segments, (i) Internet and (ii) fulfillment services. The Internet segment focuses on strategic Internet opportunities afforded by the Internet and interactive media markets. The fulfillment services segment provides product and literature fulfillment and supply chain management, telemarketing, and outsourced e-business program management services. During the quarter ended October 31, 1999, one customer accounted for 24% of the net revenues of the Internet segment. Also included in Internet segment revenues in the quarter was approximately $12 million recorded by the Company related to the completion of a large order for the sale of computer equipment purchased by a subsidiary from Compaq Computer Corporation (Compaq), an affiliate, and sold to Free PC, a subsidiary investee. Summarized financial information by business segment for continuing operations is as follows:

(in thousands)                              Three months ended October 31,
                                            -----------------------------
                                               1999               1998
                                            ----------          ---------
Net revenues:
  Internet                                  $   85,102          $   4,912
  Fulfillment services                          38,629             32,493
                                            ----------          ---------
                                            $  123,731          $  37,405
                                            ==========          =========
Operating income (loss):
  Internet                                  $ (277,367)         $ (20,385)
  Fulfillment services                           2,840                257
                                            ----------          ---------
                                            $ (274,527)         $ (20,128)
                                            ==========          =========

All of the acquisitions during the first quarter of fiscal year 2000 and the increase in the value of the available-for-sale securities relate to the Internet segment and are the primary reasons for the increase in the net assets of the Company. Other gains, net, minority interest and equity in losses of affiliates as reported in the Consolidated Statements of Operations for the quarters ended October 31, 1999 and 1998 relate to the Internet segment. All intercompany transactions have been eliminated, and intersegment revenues are not significant.

F.   BORROWING ARRANGEMENTS

In conjunction with its acquisition of AltaVista, the Company issued three year notes totaling $220 million to Compaq and Digital Equipment Corporation (Digital), a wholly-owned subsidiary of Compaq, due August 18, 2002. Interest on each note, at a rate of 10.5% per annum, is due and payable semiannually on each February 18 and August 18 until the note is paid in full. Principal and interest payments due on the notes are payable, at the option of CMGI, in cash, marketable securities (as defined in the note) or any combination thereof.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


G.   EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. The effect of convertible preferred stock using the "if-converted" method and the dilutive effect of common stock equivalents were anti-dilutive for the three month period ended October 31, 1999 and, therefore, have been excluded from the calculation of diluted earnings per share.

If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from income (loss) from continuing operations, the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial for the three months ended October 31, 1999 and 1998.

The reconciliation of the denominators of the basic and diluted earnings (loss) per share computations for the Company's reported net income (loss) is as follows:

                                                                       Three months ended October 31,
                                                                          1999               1998
                                                                    -----------------  -----------------
Weighted average number of common shares outstanding - basic                  113,186             92,164
Weighted average number of dilutive common stock equivalents                       --              7,700
 outstanding                                                        -----------------   ----------------
Shares used in computing diluted earnings (loss) per share                    113,186             99,864
                                                                    =================   ================


H.   COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

                                                                                    Three months ended October 31,
                                                                                --------------------------------------
(in thousands)                                                                         1999                1998
                                                                                ------------------  ------------------
Net income (loss)                                                                       $(117,412)            $38,258
Net unrealized holding gain (loss) arising during period                                  282,313                 (89)
Less: reclassification adjustment for gain realized in net income (loss)                  (28,441)                 --
                                                                                        ---------             -------
Comprehensive income (loss)                                                             $ 136,460             $38,169
                                                                                        =========             =======

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


I.     CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

(in thousands)                                     Three months ended October 31,
                                                   ------------------------------
                                                      1999               1998
                                                   ----------         -----------
Cash paid during the period for:
  Interest                                           $  947              $  868
                                                     ======              ======
  Income taxes                                       $2,962              $8,567
                                                     ======              ======

Substantially all of the consideration for acquisitions of businesses by the Company, or its subsidiaries, during fiscal 2000 included the issuance of shares of the Company's and the issuance of seller's notes.

J.   AVAILABLE-FOR-SALE SECURITIES

At October 31, 1999, available-for-sale securities consist of common stock investments, carried at fair value and based on quoted market prices, net of a market value discount to reflect any remaining restrictions on transferability. Available-for-sale securities at October 31, 1999 primarily consisted of approximately: 3.0 million shares of Yahoo! Inc. valued at $535 million, 13.0 million shares of Lycos Inc. valued at $693 million, 2.8 million shares of Silknet Software, Inc. (Silknet) valued at $220 million, 4.7 million shares of Hollywood Entertainment valued at $67 million, 2.7 million shares of Chemdex Corporation (Chemdex) valued at $100 million, 1.6 million shares of Critical Path, Inc. (Critical Path) valued at $75 million and 250,000 shares of Akamai Technologies, Inc. (Akamai) valued at $36 million. Shares of publicly traded companies held by CMG@Ventures I and II which have been allocated to CMG@Ventures I's and II's profit members have been classified in other non-current assets in the accompanying Consolidated Balance Sheet and valued at carrying value as of the date of allocation. Certain shares included in available-for-sale securities at October 31, 1999 may be required to be allocated to CMG@Ventures I's and II's profit members in the future. A net unrealized holding gain of $562 million, net of deferred income taxes of $394 million, has been reflected in the equity section of the consolidated balance sheet based on the change in market value of the available-for-sale securities from dates of acquisition to October 31, 1999.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


K.   NEW ACCOUNTING PRONOUNCEMENTS

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC"), issued Statement of Position (SOP) 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires the capitalization of various internal costs related to the implementation of computer software obtained for internal use. The Company has adopted this standard in the first quarter of fiscal year 2000. The adoption of SOP 98-1 did not have a material impact on its financial position or its results of operations.

In April 1998, AcSEC issued SOP 98-5, "Reporting Costs of Start-Up Activities". Under SOP 98-5, the cost of start-up activities should be expensed as incurred. Start-up activities are broadly defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. SOP 98-5 is effective for the Company's fiscal 2000 financial statements. The adoption did not have a material impact on its financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company is required to adopt this standard in the first quarter of fiscal year 2001 pursuant to SFAS No. 137 (issued in June 1999), which delays the adoption of SFAS 133 until that time. The Company expects that the adoption of SFAS 133 will not have a material impact on the its financial position or its results of operations.

In November 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 100, "Restructuring and Impairment Charges." In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Although the Company is still in the process of analyzing the impact of SAB No. 100 and SAB No. 101, if any, the Company expects that there will be no material impact on its financial position or its results of operations.

L.   PENDING ACQUISITIONS

On September 20, 1999, CMGI announced that it had signed a definitive agreement to acquire AdForce, Inc. (Nasdaq: ADFC), a provider of products and services that allow advertisers and publishers to target, deliver, measure and analize Internet advertising programs, in a stock-for-stock merger valued at approximately $500 million. Under the terms of the agreement, CMGI will issue
0.262 CMGI shares for every share of AdForce held on the closing date of the transaction. Closing of the merger is subject to customary conditions, including approval by AdForce stockholders, and is expected in January 2000.

On September 30, 1999, CMGI announced a definitive agreement to acquire Flycast Communications Corporation (Nasdaq: FCST), a provider of web-based direct response advertising solutions, in a stock-for-stock merger. Under the terms of the agreement, CMGI will issue 0.4738 CMGI shares for every share of Flycast held on the closing date of the transaction. Closing of the merger is subject to customary conditions, including approval by Flycast stockholders, and is expected in January 2000.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



M.   SUBSEQUENT EVENTS

Subsequent to October 31, 1999, the Company completed the acquisitions of 1stUp.com Corporation, Activate.net Corporation, Clara Vista Corporation and Tribal Voice, Inc. for combined total consideration of approximately $200 million in CMGI stock. 1stUp.com is an Internet technology company that provides solutions that enable businesses to offer advertising, sponsorship, and e-commerce supported Internet access to their customers. Activate.net provides business-to-business broadcast communications on the Internet. Clara Vista is an information systems consulting and integration company specializing in analysis, design, and development of Internet/intranet/extranet business applications. Tribal Voice is a provider of instant messaging, interactive communications software and online community solutions.

Subsequent to October 31,1999, the Company sold 1,060,000 shares of its Yahoo! stock and 260,000 shares of its Open Market stock for total proceeds of approximately $240 million and $9.1 million, respectively.

On November 18, 1999, the underwriters of NaviSite's initial public offering exercised their over-allotment option in full to purchase an additional 825,000 shares of common stock at $14 per share, resulting in approximately $10.4 million in net proceeds to NaviSite.

On November 29, 1999, AltaVista announced it had agreed to acquire Raging Bull in a stock-for-stock exchange of privately held shares of each company. (CMGI owns approximately 82% of AltaVista and CMG@Ventures III owns approximately 10% of Raging Bull's outstanding shares on a fully diluted basis.)

On November 29, 1999, the Company and Pacific Century CyberWorks Limited ("PCCW"), a company listed on The Stock Exchange of Hong Kong, completed their previously agreed to exchange of stock. The Company received 448,347,107 shares of PCCW stock in exchange for 4,057,971 shares of the Company's common stock . The PCCW shares acquired will be accounted for as available for sale securities as of the date of acquisition and will be carried at fair value and based on quoted market prices, net of a market value discount to reflect any remaining restrictions on transferability.

On September 23, 1999, CMGI signed a definitive agreement to acquire AdKnowledge Inc., a provider of Web marketing management services focused on the needs of online marketers and agencies, in a transaction valued at approximately $193 million. Under the terms of the merger and contribution agreement, CMGI acquired control of AdKnowledge through the issuance of approximately $170 million of CMGI common stock on November 30, 1999. The second step of the acquisition, the contribution of AdKnowledge shares held by AdKnowledge shareholders, including CMGI, to Engage in exchange for approximately $193 million of Engage common stock, is expected to close shortly. Upon completion of the transaction, AdKnowledge will be a wholly owned subsidiary of Engage. The transaction is subject to certain conditions including approval by Engage stockholders.

On December 10, 1999, MotherNature.com completed its initial public offering at a price of $13 per share. CMG@Ventures II currently holds 1.2 million shares of MotherNature.com common stock which it acquired at an average cost of $3.23 per share. On November 4, 1999, Tickets.com, Inc. commenced its IPO. (CMG@Ventures II, LLC currently holds approximately 700,000 shares of Tickets.com common stock.)

On November 22, 1999, the Company announced the launch of the CMGI @Ventures B2B Fund, a new venture fund to be focused exclusively on business-to-business Internet venture capital investments. The fund is expected to reach up to $1 billion in capital and will have CMGI as its sole limited investor. The Company expects to raise capital for the new fund through the sale of marketable securities, the issuance and sale of Company securities, borrowings or otherwise from outside sources, or a combination of the foregoing. There can be no assurance that the Company will be able to raise sufficient funds for the CMGI @Ventures B2B Fund or raise such funds on terms that are favorable to the Company.

On December 15, 1999, CMGI announced a definitive agreement to acquire yesmail.com (NASDAQ: YESM), a leading outsourcer of permission email marketing technologies and services, in a stock-for-stock merger transaction. Under the terms of the merger agreement, CMGI will issue .1252 CMGI shares for every share of yesmail.com held on the closing date of the transaction. Closing of the transaction is subject to customary regulatory approvals, including formal approval by yesmail.com shareholders, and is expected in March 2000.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this report, the risks discussed in the "Factors That May Affect Future Results"
section included in the Company's Annual Report on Form 10K filed with the SEC on October 29, 1999, and the risks discussed in the Company's other filings with the SEC. These risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

BASIS OF PRESENTATION

Certain amounts for prior periods in the accompanying consolidated financial statements, and in the discussion below have been reclassified to conform with current period presentations.

THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998

     Net revenues for the quarter ended October 31, 1999 increased $86,326,000, or 231%, to $123,731,000 from $37,405,000 for the quarter ended October 31, 1998. The increase was largely attributable to an increase of $80,190,000 in net revenues for the Company's Internet segment due to the acquisitions of AltaVista and Signatures Network during the first quarter of fiscal 2000, the acquisitions of I/PRO and 2CAN during the third quarter of fiscal 1999, and increased net revenues from Engage, NaviSite and Adsmart. Included in Internet segment revenues in the quarter was approximately $12 million recorded by AltaVista's Shopping.com subsidiary related to the completion of a large order for the sale of computer equipment purchased by Shopping.com from Compaq Computer and sold to FreePC, an AltaVista investee. Additionally, net revenues in the Company's fulfillment services segment increased $6,136,000 primarily reflecting increased volume of turnkey business from Cisco and growth in Internet related fulfillment business, including the completion of an approximate $4.3 million special project order from JuniorNet, a leading Web destination for children, during the first quarter of fiscal 2000. The Company believes that its portfolio of companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities during fiscal 2000. Additionally, the Company has signed agreements to acquire several additional Internet companies, including 1stUp.com, Activate.Net Corporation, AdForce, Inc., AdKnowledge, Inc., Flycast Communications Corporation, and Tribal Voice, Inc. The 1stUp.com Corporation, Activate.Net Corporation, AdKnowledge, Inc. and Tribal Voice, Inc. acquisitions have closed subsequent to October 31, 1999. The AdForce, Inc. and Flycast Communications Corporation acquisitions remain subject to customary closing conditions, including regulatory approval and target company stockholder approval. Therefore, as a result of both increased revenues from existing companies and incremental revenues from new acquisitions, the Company expects to report future revenue growth.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


     Cost of revenues increased $72,630,000 or 204%, to $108,173,000 in the first quarter of fiscal 2000 from $35,543,000 for the corresponding period in fiscal 1999, reflecting increases of $1,506,000 and $71,124,000 in the fulfillment services and Internet segments, respectively. Cost of revenues increased in the fulfillment services segment primarily as a result of higher revenues. Internet segment cost of revenues increases were primarily attributable to higher revenues as a result of the acquisitions of AltaVista and Signatures Network during the first quarter of fiscal 2000, the acquisitions of I/PRO and 2CAN during the third quarter of fiscal 1999, commencement of operations by NaviNet, and the acceleration of operations for other subsidiaries within the segment. Cost of revenues as a percentage of revenues in the Internet segment decreased to 92% in the first quarter of fiscal 2000 from 145% in the prior year, primarily as a result of the acquisitions of AltaVista and Signatures Network. Fulfillment services segment cost of revenues as a percentage of net revenues decreased to 77% in the first quarter of fiscal 2000 from 88% in the first quarter of fiscal 1999, primarily reflecting increased operating efficiencies related to turnkey operations.

     Research and development expenses increased $14,880,000, or 280%, to $20,188,000 in the quarter ended October 31, 1999 from $5,308,000 in the prior year's first quarter. All research and development expenses in both periods were within the Internet segment. The increase as compared to the prior year was primarily due to the acquisition of AltaVista and the increased development efforts at Engage, iCast, Cha! Technologies and MyWay.com. The Company anticipates it will continue to devote substantial resources to product development and that these costs may substantially increase in future periods.

     Selling expenses increased $64,277,000 or 782% to $72,501,000 in the first quarter ended October 31, 1999 from $8,224,000 for the corresponding period in fiscal 1999, primarily reflecting a $64,659,000 increase in the Internet segment. The increased costs in the Internet segment are primarily due to the acquisitions of AltaVista and Signatures Network during the first quarter of fiscal 2000, the acquisitions of I/PRO and 2CAN during the third quarter of fiscal 1999 and the continued growth of sales and marketing efforts at various other CMGI subsidiaries related to product launches and infrastructure. Selling expenses in the fulfillment services segment decreased by $382,000 in comparison
with last year's first quarter due primarily to headcount reductions.   Selling
expenses increased as a percentage of net revenues to 59% in the first quarter of fiscal 2000 from 22% for the corresponding period in fiscal 1999, primarily reflecting the impact of the acquisition of AltaVista, including the impact of AltaVista advertising costs in support of the launch of its new media and commerce network, and the expansion of sales and marketing efforts related to product launches and infrastructure. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that these costs will substantially increase in future periods.

     General and administrative expenses increased $21,008,000, or 331%, to $27,357,000 in the first quarter of fiscal 2000 from $6,349,000 for the corresponding period in fiscal 1999. The Internet segment experienced an increase of $18,600,000, primarily due to the acquisitions of AltaVista and Signatures Network during the first quarter of fiscal 2000, the acquisitions of I/PRO and 2CAN during the third quarter of fiscal 1999 and the building of management infrastructures in several of the Company's Internet investments. General and administrative expenses in the fulfillment services segment increased by $2,408,000 in comparison with last year's first quarter, largely due to and the building of management infrastructure. General and administrative expenses increased as a percentage of net revenues to 22% in the first quarter of fiscal 2000 from 17% in the first quarter of fiscal 1999. The Company anticipates that its general and administrative expenses will continue to increase significantly as the Company adds newly acquired subsidiaries and as existing subsidiaries continue to grow and expand their administrative staffs and infrastructures.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     Amortization of intangible assets and stock-based compensation increased $167,930,000, or 7,963%, to $170,039,000 in the first quarter of fiscal 2000 from $2,109,000 for the corresponding period in fiscal 1999, reflecting a $167,909,000 increase in the Internet segment, primarily due to the acquisitions of AltaVista and Signatures Network during the first quarter of fiscal 2000 and the acquisitions of I/PRO and 2CAN during the third quarter of fiscal 1999. Amortization of intangibles in the fulfillment services segment was flat as compared to last year's fiscal first quarter. The Company anticipates that its amortization of intangibles expense will continue to increase significantly as the Company and its subsidiaries continue to acquire new companies in the future.

     Gain on issuance of stock by subsidiaries and affiliates in the first quarter of fiscal 2000 reflects the pre-tax gain of $46,432,000 on the issuance of stock by NaviSite in its initial public offering. Gains on issuance of stock by subsidiaries and affiliates for the quarter ended October 31, 1998 includes a $20,374,000 gain on issuance of stock by Lycos and a $24,132,000 gain on issuance of stock by GeoCities. The first quarter fiscal 1999 gain on stock issuance by Lycos resulted primarily from the issuance of stock by Lycos for its acquisition of WhoWhere? Gain on stock issuance by GeoCities in fiscal 1999 arose as a result of the sale of stock by GeoCities in its initial public offering in August 1998.

     Other gains, net in the first quarter of fiscal 2000 reflects a pre-tax gain of $48,349,000 on the sale of 1,640,000 shares of Yahoo! common stock. Fiscal 1999 other gains, net includes a $23,158,000 gain on sale of investment in Reel.com, Inc.,a $19,057,000 gain on sale of investment in Sage Enterprises, Inc. and a $1,879,000 gain on sale of Lycos, Inc. common stock.

     Minority interest increased to $23,288,000 in the first quarter of fiscal 2000 from $101,000 in the first quarter of fiscal 1999, primarily reflecting minority interest in net losses of five subsidiaries during the first quarter of fiscal 2000, including Alta Vista, Blaxxun, Engage, NaviSite and Signatures Network.

     Interest income increased $5,312,000, to $5,871,000 in the first quarter of fiscal 2000 from $559,000 in the first quarter of fiscal 1999, reflecting increased income associated with higher average cash equivalent balances
compared with the prior year.   Interest expense increased $4,632,000, to
$5,700,000 in the first fiscal quarter of fiscal 2000 from $1,068,000 in fiscal 1999 primarily due to the accrual of interest on notes issued to Compaq and Digital in connection with the acquisition of AltaVista.

     Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates for the quarter ended October 31, 1999 includes the results from the Company's minority ownership in ThingWorld.com, WebCT, and Engage Technologies Japan, Inc. Equity in losses of affiliates for the quarter ended October 31, 1998 include the results from the Company's minority ownership in Lycos, GeoCities, ThingWorld.com, Silknet, Speech Machines, MotherNature.com and Magnitude Network. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

     Income tax benefit recorded in the first quarter of fiscal 2000 was $40,735,000. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for the first quarter of fiscal 2000, gains on stock issuances by subsidiaries and affiliates and other gains, net were excluded.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at October 31, 1999 increased to $1.7 billion compared to $1.4 billion at July 31, 1999. Approximately $236 million of the net increase in working capital is attributable to increased cash and cash equivalents. The Company's principal sources of capital during the first three months of fiscal 2000 were from sales of Yahoo! common stock and from net proceeds from issuances of common stock, primarily by NaviSite in its initial public offering. The Company's principal uses of capital during the first three months of fiscal 2000 were $117 million for funding of operations, primarily those of start-up activities in the Company's Internet segment, and $23 million for purchases of property and equipment.

     On October 22, 1999, NaviSite commenced its initial public offering at $14 per share, raising $69.6 million, net of issuance and other costs. In November 1999, NaviSite raised an additional $10.4 million pursuant to the exercise of the underwriters' over-allotment option. CMGI currently owns 19.5 million shares of NaviSite common stock. In October 1999 the Company sold 1,640,000 shares of Yahoo! common stock and received total proceeds of $291 million.

     In conjunction with its acquisition of AltaVista, the Company issued three year $220 million notes payable to Compaq and Digital due August 18, 2002. Interest on the notes, at a rate of 10.5% per annum, is due and payable semiannually on each February 18 and August 18 until the notes are paid in full. Principal and interest due on these notes are payable, at the option of CMGI, in cash, marketable securities (as defined in the notes) or any combination thereof.

     In August 1999, CMGI completed its acquisition of 81.5% of AltaVista Company (AltaVista), a web portal that integrates proprietary Internet technology and services to deliver relevant results for both individuals and Web-based businesses, for 18,994,975 CMGI common shares valued at approximately $1.816 billion, 18,090.45 of the Company's Series D preferred stock, which was converted into approximately 1,809,045 million shares of CMGI common stock in October 1999 valued at approximately $173 million, three-year notes totaling $220 million and the exchange of the Company's stock options for AltaVista stock options. The AltaVista acquisition included the assets and liabilities constituting the AltaVista Internet search service and also included former Compaq subsidiaries Zip2 Corporation and Shopping.com. The shares issued by the Company in connection with the AltaVista acquisition are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance. The total purchase price for AltaVista was valued at approximately $2.4 billion, including costs of acquisition of $4 million. The purchase price allocations for each of the acquisitions which consummated during the first quarter of fiscal year 2000 are preliminary and are subject to adjustment upon finalization of the purchase accounting.

     During the first quarter of fiscal year 2000, the Company also completed its acquisitions of Cha! Technologies, iAtlas Inc. and Signatures for a combined consideration of approximately $64 million in CMGI stock and convertible notes and commitments to fund a total of approximately $113 million in operating capital.

     During the first quarter of fiscal year 2000, the Company, through its limited liability company subsidiary, CMG@Ventures III, LLC, acquired initial or follow-on minority ownership interests in eleven Internet companies for aggregate consideration of approximately $10.6 million.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     On November 22, 1999, the Company announced the launch of the CMGI @Ventures B2B Fund, a new venture fund to be focused exclusively on business-to-business Internet venture capital investments. The fund is expected to reach up to $1 billion in capital and will have CMGI as its sole limited investor. The Company expects to raise capital for the new fund through the sale of marketable securities, the issuance and sale of Company securities, borrowings or otherwise from outside sources, or a combination of the foregoing. There can be no assurance that the Company will be able to raise sufficient funds for the CMGI @Ventures B2B Fund or raise such funds on terms that are favorable to the Company.

     On September 20, 1999, CMGI announced that it had signed a definitive agreement to acquire AdForce, Inc. (Nasdaq: ADFC), a provider of products and services that allow advertisers and publishers to target, deliver, measure and analize Internet advertising programs, in a stock-for-stock merger valued at approximately $500 million. Under the terms of the agreement, CMGI will issue
0.262 CMGI shares for every share of AdForce held on the closing date of the transaction. Closing of the merger is subject to customary conditions, including approval by AdForce stockholders, and is expected in January 2000.

     On September 30, 1999, CMGI announced a definitive agreement to acquire Flycast Communications Corporation (Nasdaq: FCST), a provider of web-based direct response advertising solutions, in a stock-for-stock merger. Under the terms of the agreement, CMGI will issue 0.4738 CMGI shares for every share of Flycast held on the closing date of the transaction. Closing of the merger is subject to customary conditions, including approval by Flycast stockholders, and is expected in January 2000.

     Subsequent to October 31,1999, the Company completed the acquisitions of 1stUp.com Corporation, Activate.net Corporation, Clara Vista Corporation and Tribal Voice, Inc. for combined total consideration of approximately $200 million in CMGI stock. 1stUp.com is an Internet technology company that provides solutions that enable businesses to offer advertising, sponsorship, and e-commerce supported Internet access to their customers. Activate.net provides business-to-business broadcast communications on the Internet. Clara Vista is an information systems consulting and integration company specializing in analysis, design, and development of Internet/intranet/extranet business applications. Tribal Voice is a provider of instant messaging, interactive communications software and online community solutions.

     Subsequent to October 31,1999, the Company sold 1,060,000 shares of its Yahoo! stock and 260,000 shares of its Open Market stock for total proceeds of approximately $240 million and $9.1 million, respectively.

     On November 29, 1999, AltaVista announced it had agreed to acquire Raging Bull in a stock-for-stock exchange of privately held shares of each company. (CMGI owns approximately 82% of AltaVista and CMG@Ventures III owns approximately 10% of Raging Bull's outstanding shares on a fully diluted basis.)

     On November 29, 1999, the Company and PCCW, a company listed on The Stock Exchange of Hong Kong, completed their previously agreed to exchange of stock. The Company received 448,347,107 shares of PCCW stock in exchange for 4,057,971 shares of the Company's common stock. The PCCW shares acquired will be accounted for as available for sale securities as of the date of acquisition and will be carried at fair value and based on quoted market prices, net of a market value discount to reflect any remaining restrictions on transferability.

     On September 23, 1999, CMGI signed a definitive agreement to acquire AdKnowledge Inc., a provider of Web marketing management services focused on the needs of online marketers and agencies, in a transaction valued at approximately $193 million. Under the terms of the merger and contribution agreement, CMGI acquired control of AdKnowledge through the issuance of approximately $170 million of CMGI common stock on November 30, 1999. The second step of the acquisition, the contribution of AdKnowledge shares held by AdKnowledge shareholders, including CMGI, to Engage in exchange for approximately $193 million of Engage common stock, is expected to close shortly. Upon completion of the transaction, AdKnowledge will be a wholly owned subsidiary of Engage. The transaction is subject to certain conditions including approval by Engage stockholders.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     On December 10, 1999, MotherNature.com completed its initial public offering at a price of $13 per share. CMG@Ventures II currently holds 1.2 million shares of MotherNature.com common stock which it acquired at an average cost of $3.23 per share. On November 4, 1999, Tickets.com, Inc. commenced its IPO. (CMG@Ventures II, LLC currently holds approximately 700,000 shares of Tickets.com common stock.)

     On December 15, 1999, CMGI announced a definitive merger agreement to acquire yesmail.com (Nasdaq: YESM), a leading outsourcer of permission email marketing technologies and services, in a stock-for-stock merger transaction. Under the terms of the merger agreement, CMGI will issue .1252 CMGI shares for every share of yesmail.com held on the closing date of the transaction. Closing of the transaction is subject to customary regulatory approvals, including formal approval by yesmail.com shareholders, and is expected in March 2000.

     The Company intends to continue to fund existing and future Internet efforts, acquire additional companies for cash, stock, or other consideration and to actively seek new CMG@Ventures investment opportunities. Similar to CMGI's current Internet subsidiaries, future Internet company acquisitions will likely be in early stages of business development and therefore are expected to require additional cash funding by the Company to fund their operations. The Company believes that existing working capital and the availability of available-for-sale securities which could be sold or posted as additional collateral for additional loans, will be sufficient to fund its operations, investments and capital expenditures for the foreseeable future. Additionally, the Company may also choose to raise additional capital through private placements. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through public or private offerings of the Company's or its subsidiaries' stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies will need to update or replace their software and computer systems in order to comply with such "Year 2000" requirements. The Company is in the process of evaluating the Year 2000 compliance of its products and services. The Company is also evaluating the Year 2000 compliance of third party equipment and software that we use in both information technology and non-information technology applications in our business. Examples of non-information technology systems include the building security and voice mail systems.

     The Company confronts the Year 2000 problem in several contexts:

Facilities and Services

     Many of the Company's subsidiaries rely on its network infrastructure, software and hardware. Certain subsidiaries also offer computer-related services, and because of the business-critical nature of many customers' applications, the Company's risk of lawsuits related to Year 2000 issues could be greater than that of companies in some other industries.

     The Company's subsidiary, NaviSite, is a hosting and application management services provider that relies on its network infrastructure to provide its services. The Company relies on NaviSite for network connectivity and hosting of servers for many of its majority-owned subsidiaries. NaviSite faces risks from customer-provided hardware and software that is hosted in its data centers that in many cases has been customized by outside service providers or customer personnel. While NaviSite informs its customers that they are responsible for the Year 2000 compliance of their hosted hardware and software, the Company can not assure that NaviSite's customers will take the steps necessary to achieve Year 2000 compliance. Remote users, including customers, also connect to NaviSite's networks. These remote users' networks may be impacted by Year 2000 complications, which could affect NaviSite's internal structure and ability to provide service to its customers, including CMGI's subsidiaries. These potential Year 2000 complications could disrupt operations and have a material adverse impact on the Company's financial condition and operating results.

     The Company continues to conduct awareness campaigns as needed, update inventory and conduct Year 2000 assessment on an ongoing basis as new computer systems and software products are integrated into the Company's operations. The Company intends to continue this ongoing inventory and assessment process through at least December 31, 2000.

Customers

     The Company also faces risks from computer systems and application software that certain of the Company's subsidiaries are in the business of selling and servicing. In addition, in the event that a significant number of the Company's customers experience Year 2000-related problems, whether due to the Company's products or not, demand for technical support and assistance may increase dramatically. In this case, the Company's costs for providing technical support may rise and the quality of service or the Company's ability to manage incoming requests may be impaired.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Suppliers

     In addition, the Company depends on software and hardware supplied by numerous vendors to provide certain applications and management services, rental services and consulting services. The Company is currently seeking assurances from its existing vendors that their products are Year 2000 compliant, and the Company requires that all new software application providers certify that they are Year 2000 compliant before the Company enters into agreements with them. However, because in most cases the Company does not independently verify the Year 2000 compliance of vendors' products, the Company cannot assure that these vendors' guarantees are true or sufficient or that the Company will not encounter Year 2000 compliance problems involving their products. The Company cannot assure that it will be able to provide its services and maintain its operations if it is unable to obtain products, services or systems that are Year 2000 compliant when it needs them. In addition, if vendors and service providers cannot deliver their products because of their own Year 2000 compliance problems or as a result of systemic failures such as power outages relating to the Year 2000, the Company could experience increased operating costs and lost revenue.

     The Year 2000 project plan is coordinated by a committee that reports to senior management, as well as to the Board of Directors on a periodic basis. The Year 2000 readiness efforts consist of the following four phases:

     (1) Identification of all software products, information technology systems and non-information technology systems the Company offers or uses. The Company has substantially completed this phase for its existing systems.

     (2) Testing and assessment of these products and systems to determine repair or replacement requirements for each. The Company has substantially completed this phase for existing systems.

     (3) Repair or replacement of products and systems, where required, to achieve Year 2000 compliance. The Company has substantially completed this phase for its existing business-critical systems.

     (4) Creation of contingency plans in the event of Year 2000 failures. The Company has substantially completed its Year 2000 contingency plan. The plan will continue to be updated to reflect changes in business procedures and processes.

     Companies that the Company has acquired subsequent to December 1, 1999 are in varying stages of completion of the four phases above. The Company does not anticipate that these new acquisitions will experience any Y2K issues.

     Through October 31, 1999, the Company has incurred expenditures of approximately $4.8 million in connection with Year 2000 readiness efforts. Current cost estimates to complete the Year 2000 readiness efforts are in the range of an additional $1.5 million to $2.0 million. There can be no assurance that the Year 2000 costs will not exceed these estimated amounts.

     The Company's business model includes expansion through the acquisition of businesses, technologies, products and services from other businesses. As the Company continues to expand in this manner throughout calendar 1999, the scope and cost estimates of CMGI's Year 2000 efforts may increase substantially.

     The Company's failure to resolve Year 2000 issues with respect to its products and services could damage its business and revenues and result in liability on its part for such failure. The Company's business and its prospects may be permanently affected by either the liability it incurs to third parties or the negative impact on its business reputation. The Company also relies upon various vendors, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of its control. There can be no assurance that such companies will not suffer a Year 2000 business disruption, which could harm our business and financial condition. Furthermore, if third-party equipment or software used in its business fails to operate properly with regard to the Year 2000, the Company may need to incur significant unanticipated expenses to remedy any such problems.

                          CMGI, INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         -----------------------------------------------------------

     The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at October 31, 1999 include strategic equity positions in the Internet industry sector, including Lycos, Inc., Critical Path, Chemdex, Amazon.com, Inc. and Open Market, Inc.,Yahoo! Inc., Silknet Software, Inc., Hollywood Entertainment, and Akamai Technologies, Inc. many of which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the Company's available-for-sale securities portfolio as of October 31, 1999, would result in an approximate $355 million decrease in the fair value of the Company's available-for-sale securities.

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

     The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At October 31, 1999, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on the outstanding borrowings under its line of credit and other bank borrowing arrangements.

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

                          CMGI, INC. AND SUBSIDIARIES
                          PART II:  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

AltaVista Company
-----------------

On August 18, 1999, the Company consummated the transactions contemplated by the Purchase and Contribution Agreement dated as of June 29, 1999 by and among itself, Compaq Computer Corporation ("Compaq"), Digital Equipment Corporation, a wholly owned subsidiary of Compaq ("Digital"), AltaVista Company, a wholly owned subsidiary of Digital ("AltaVista"), and Zoom Newco Inc., a wholly owned subsidiary of the Company ("Newco") (as amended, the "Purchase and Contribution Agreement").

Pursuant to the Purchase and Contribution Agreement: (1) Compaq and Digital transferred to the Company all of the outstanding capital stock of Shopping.com, a California corporation, and 51.6% of the outstanding capital stock of Zip2Corp., a California corporation ("Zip2") (collectively, the "Digital Assets"), in exchange for promissory notes of the Company in the aggregate principal amount of $220 million, (2) the Company contributed the Digital Assets, 18,994,975 shares of Common Stock and 18,090.45 shares of Series D Preferred Stock to Newco, and Newco issued 81,495,016 shares of Newco Common Stock to the Company, (3) Compaq and Digital contributed certain assets and liabilities (including the remaining outstanding shares of Zip2) constituting the AltaVista division of Digital to Newco and sold certain assets and liabilities to Newco's indirect subsidiary Kasempa Limited, an Irish single member private company, in exchange for the 18,994,975 shares of Company Common Stock, the 18,090.45 shares of Company Series D Preferred Stock and 18,504,884 shares of Newco Common Stock, and (4) Newco changed its corporate name to AltaVista Company ("AV"). The shares of Common Stock and the shares of Series D Preferred Stock were issued and sold in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock and the shares of Series D Preferred Stock.

As a result of the transactions contemplated by the Purchase and Contribution Agreement, AV (formerly Newco) acquired the assets and liabilities constituting the AltaVista division of Digital, the Company was issued 81,495,116 shares (81.5%) of AV Common Stock and Digital was issued the remaining 18,504,884 shares (18.5%) of outstanding AV Common Stock.

The 18,090.45 shares of Series D Preferred Stock issued to Digital had a stated value of $180,000,000 and were converted into 1,809,045 shares of Company Common Stock on October 28, 1999.

Signatures SNI, Inc.
--------------------

On September 1, 1999, the Company acquired approximately 81% of the outstanding stock of Signatures SNI, Inc., a Delaware corporation ("Signatures"). Pursuant to the terms of the acquisition agreement, the Company issued an aggregate of 364,610 shares of Common Stock to stockholders of Signatures in exchange for the Signatures stock. The shares of the Company's Common Stock were issued and sold to the stockholders of Signatures in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

Cha! Technologies Services, Inc.
--------------------------------

On September 15, 1999, the Company acquired approximately 58% of the outstanding stock of cha! Technologies Services, Inc., a Delaware corporation ("cha!"). Pursuant to the terms of the acquisition agreement, the Company issued a series of convertible notes to stockholders of cha! in exchange for the cha! stock. The notes are convertible on September 15, 2000 into an aggregate of 148,508 shares of the Company's Common Stock. The notes were issued and sold to the stockholders of cha! in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the notes.

                          CMGI, INC. AND SUBSIDIARIES
                    PART II:  OTHER INFORMATION (CONTINUED)


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS (CONTINUED)
         -----------------------------------------------------

iAtlas, Inc.
------------

On September 28, 1999, the Company acquired all of the outstanding stock of iAtlas, Inc., a Delaware corporation ("iAtlas"). Pursuant to the terms of the acquisition agreement, the Company issued an aggregate of 303,749 shares of Common Stock to stockholders of iAtlas in exchange for the iAtlas stock. The shares of Common Stock were issued and sold to the stockholders of iAtlas in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

On October 28, 1999, the Company held a Special Meeting of Stockholders to vote upon a proposal to approve the conversion into Common Stock of all outstanding shares of the Company's Series D Preferred Stock issued to Digital in connection with the Company's acquisition of the AltaVista business (the "AltaVista Business") from Compaq and Digital. On September 16, 1999, the record date for determination of stockholders entitled to vote at the Special Meeting, there were outstanding and entitled to vote 116,148,257 shares of Common Stock and 18,090.45 shares of Series D Preferred Stock. Each share of Common Stock and Series D Preferred Stock was entitled to one vote at the Special Meeting. The results of the voting at the Special Meeting are as follows:

                                  COMMON STOCK:

     FOR                             40,271,453
     AGAINST                            228,912
     ABSTAIN                         19,187,497
     NON-VOTES                                0

     SERIES D PREFERRED STOCK:

     FOR                                      0
     AGAINST                                  0
     ABSTAIN                          18,090.45
     NON-VOTES                                0


                          CMGI, INC. AND SUBSIDIARIES
                    PART II:  OTHER INFORMATION (CONTINUED)

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of or are included in this Quarterly Report on Form 10-Q.

        (b)  Reports on Form 8-K

             On August 12, 1999, the Company filed a Current Report on Form 8-K dated June 29, 1999 to report under Item 5 (Other Events) certain historical financial information of AltaVista Company, the AltaVista Business, Zip2 Corporation and Shopping.com. The following financial statements were filed with such report:

             Audited financial statements of AltaVista as of and for the years ended December 31, 1996, 1997 and 1998 and unaudited financial statements of the AltaVista Business as of March 31, 1999 and for the three months ended March 31, 1999 and 1998.

             Audited financial statements of Zip2 Corporation as of and for the years ended December 31, 1996, 1997 and 1998 and unaudited financial statements of Zip2 Corporation as of March 31, 1999 for the three months ended March 31, 1999 and 1998.

             Audited financial statements of Shopping.com as of and for the years ended January 31, 1999, 1998 and 1997.

             On September 2, 1999, the Company filed a Current Report on Form 8-K dated August 18, 1999 to report under Item 2 (Acquisition or Disposition of Assets) the consummation of the transactions contemplated by the Purchase and Contribution Agreement dated as of June 29,1999 by and among the Company, Zoom Newco, Inc., Compaq, Digital and AltaVista Company. No financial statements were filed with such report.

             On September 3, 1999, the Company filed a Current Report on Form 8-K dated September 3, 1999 to report under Item 5 (Other Events) the financial results of operations of NaviSite, Inc. for the fiscal year ended July 31, 1999. The following financial statements were incorporated by reference into such report:

             Consolidated Statements of Operations of NaviSite, Inc. for the years ended July 31, 1997, 1998 and 1999.

             On September 27, 1999, the Company filed a Current Report on Form 8-K dated September 20, 1999 to report under Item 5 (Other Events) the execution of the Agreement and Plan of Merger by and among the Company, a wholly owned subsidiary of the Company and AdForce, Inc.
        No financial statements were filed with such report.

             On October 1, 1999, the Company filed a Current Report on Form 8-K dated September 23, 1999 to report under Item 5 (Other Events) (i) the execution of the Agreement and Plan of Merger and Contribution by and among the Company, a wholly owned subsidiary of the Company, Engage Technologies, Inc. and AdKnowledge Inc., (ii) the execution of the Share Exchange Agreement by and between the Company and Pacific Century CyberWorks Limited, (iii) the Company's financial results for the fourth quarter ended July 31, 1999, and (iv) the execution of the Agreement and Plan of Merger by and among the Company, a wholly owned subsidiary of the Company and Flycast Communications Corporation. No financial statements were filed with such report.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CMGI, Inc.

                                    By:  /s/ Andrew J. Hajducky III
                                         --------------------------
Date:  December 15, 1999                 Andrew J. Hajducky III, CPA
                                         Executive Vice President, Chief
                                         Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX


Item    Description

2.1 Agreement and Plan of Merger, dated as of September 29, 1999, by and among the Registrant, Freemont Corporation and Flycast Communications Corporation is incorporated by reference to Annex A to the Proxy Statement/Prospectus which is part of the Registrant's Registration Statement on Form S-4 (File No. 333-92107).

2.2 Amended and Restated Agreement and Plan of Merger, dated as of September 20, 1999, by and among the Registrant, Artichoke Corp. and AdForce, Inc. is incorporated by reference to Annex A to the Proxy
        Statement/Prospectus which is part of the Registrant's Registration Statement on Form S-4 (File No. 333-92139).

3.1 Restated By-Laws of the Registrant, as amended, are incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-4 (File No. 333-92107).

10.1 Share Exchange Agreement, dated as of September 22, 1999, by and between the Registrant and Pacific Century CyberWorks Limited.

10.2 Registration Rights Agreement, dated as of November 29, 1999, by and between the Registrant and Pacific Century CyberWorks Limited.

10.3 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Appendix II to the Registrant's Definitive Schedule 14A filed November 17, 1999.

10.4 1995 Stock Option Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Appendix III to the Registrant's Definitive Schedule 14A filed November 17, 1999.

10.5 1986 Stock Option Plan, as amended, is incorporated herein by reference to Appendix IV to the Registrant's Definitive Schedule 14A filed November 17, 1999.

10.6 Amendment No. 2 to Lease, dated as of November 12, 1999, between the Registrant and Andover Mills Realty Limited Partnership for premises located at 100 Brickstone Square, Andover, Massachusetts.

10.7 Lease Agreement by and between Carolina Blackhawk, LLC and Engage Technologies, Inc. dated October 1999, is incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended October 31, 1999 of Engage Technologies, Inc. (File No. 000-26671).

27.1    Financial Data Schedule for the three months ended October 31, 1999.