Form 10-Q
period 2000-01-31
CMGI INC
filed 2000-03-16
CIK 914712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarter ended January 31, 2000

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

                     Yes      X                No  __________
                          ---------

Number of shares outstanding of the issuer's common stock, as of March 1, 2000

     Common Stock, par value $.01 per share                  279,844,110
     --------------------------------------                  -----------
                   Class                            Number of shares outstanding

                                  CMGI, INC.
                                   FORM 10-Q

                                     INDEX


                                                                                     Page Number
                                                                                     -----------
Part I.  FINANCIAL INFORMATION


     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets
               January 31, 2000 and July 31, 1999                                         3

               Consolidated Statements of Operations
               Three and six months ended January 31, 2000 and 1999                       4

               Consolidated Statements of Cash Flows
               Six months ended January 31, 2000 and 1999                                 5

               Notes to Interim Consolidated Financial Statements                      6-13


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    14-22

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                23

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                                         24

     Item 2.   Changes in Securities and Use of Proceeds                              24-25

     Item 4.   Submission of Matters to a Vote of Security Holders                       26

     Item 6.   Exhibits and Reports on Form 8-K                                       26-28

SIGNATURE                                                                                29

EXHIBIT INDEX                                                                            30

All share amounts of the Registrant's common stock contained in this Report have been retroactively adjusted to reflect a 2-for-1 stock split effected by the Registrant in the form of a stock dividend on January 11, 2000.

                          CMGI, Inc. and Subsidiaries
                          Consolidated Balance Sheets

(in thousands, except share and per share amounts)                                              January 31,      July 31,
                                                                                                   2000            1999
                                                                                                   ----            ----
                                                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                      $  880,695    $  468,912
  Available-for-sale securities                                                                   2,378,703     1,532,327
  Accounts receivable, trade, less allowance for doubtful accounts                                  158,272        41,794
  Inventories                                                                                        19,802         8,367
  Prepaid expenses and other current assets                                                          50,341         5,934
                                                                                                 ----------    ----------
  Total current assets                                                                            3,487,813     2,057,334
                                                                                                 ----------    ----------

Property and equipment, net                                                                         167,977        24,832
  Investments in affiliates                                                                         409,230        44,623
  Goodwill and other intangible assets, net of accumulated amortization                           4,002,394       149,703
  Deferred income taxes                                                                              17,318            --
  Other assets                                                                                      182,083       128,102
                                                                                                 ----------    ----------
                                                                                                 $8,266,815    $2,404,594
                                                                                                 ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                                  $       --    $   20,000
  Current installments of long-term debt                                                             16,267         5,258
  Accounts payable and accrued expenses                                                             319,490        74,371
  Accrued income taxes                                                                               39,974        11,777
  Deferred income taxes                                                                             835,528       508,348
  Deferred revenues                                                                                  26,456         6,726
  Other current liabilities                                                                         102,217        49,849
                                                                                                 ----------    ----------
Total current liabilities                                                                         1,339,932       676,329
                                                                                                 ----------    ----------

Long-term debt, less current installments                                                           231,142        15,060
Long-term deferred revenues                                                                           1,518         1,509
Deferred income taxes                                                                                    --        35,140
Other long-term liabilities                                                                          41,146        18,298
Minority interest                                                                                   416,888       184,514
Commitments and contingencies

Preferred stock, $0.01 par value.  Authorized 5,000,000 shares; issued 35,000 shares Series B convertible, redeemable preferred stock at January 31, 2000, conversion premium at 4% per annum and issued 375,000
  Series C convertible, redeemable preferred stock at January 31, 2000,
  dividend at 2% per annum; both carried at liquidation value                                       415,739       411,283
Stockholders' equity:
  Common stock, $0.01 par value per share. Authorized 400,000,000 shares;
     issued and outstanding 279,770,687 shares at January 31, 2000 and
     191,168,280 shares at July 31, 1999                                                             2,798           956
  Additional paid-in capital                                                                      4,663,620       235,229
  Deferred compensation                                                                             (36,566)         (180)
  Retained earnings                                                                                 207,952       518,102
                                                                                                 ----------    ----------
                                                                                                  4,837,804       754,107
Accumulated other comprehensive income                                                              982,646       308,354
                                                                                                 ----------    ----------
Total stockholders' equity                                                                        5,820,450     1,062,461
                                                                                                 ----------    ----------
                                                                                                 $8,266,815    $2,404,594
                                                                                                 ==========    ==========

see accompanying notes to consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

(in thousands, except per share amounts)
                                                               Three months ended January 31,    Six months ended January 31,
                                                               ------------------------------    ----------------------------
                                                                   2000               1999            2000            1999
                                                                   ----               ----            ----            ----
Net revenues                                                        $ 153,469        $ 38,972        $ 277,200       $ 76,377
Operating expenses:
     Cost of revenues                                                 121,749          37,121          229,922         72,744
     Research and development                                          31,424           5,194           51,612         10,502
     In-process research and development                                4,717              --            4,717             --
     Selling                                                          112,737           6,918          185,238         15,142
     General and administrative                                        40,868           9,310           68,225         16,049
     Amortization of intangible assets and stock-based
       compensation                                                   253,831           1,498          423,870          3,137
                                                                    ---------        --------        ---------       --------
        Total operating expenses                                      565,326          60,041          963,584        117,574
                                                                    ---------        --------        ---------       --------

Operating loss                                                       (411,857)        (21,069)        (686,384)       (41,197)
                                                                    ---------        --------        ---------       --------
Other income (deductions):
     Interest income                                                   10,649             748           16,520          1,307
     Interest expense                                                  (7,830)         (1,165)         (13,530)        (2,233)
     Other gains, net                                                 166,149          50,598          214,498         94,692
     Gain on issuance of stock by subsidiaries and affiliates           5,571           4,261           51,939         48,767
     Equity in losses of affiliates                                    (3,633)         (6,189)          (5,429)        (9,548)
     Minority interest                                                 31,576             103           54,864            204
                                                                    ---------        --------        ---------       --------
                                                                      202,482          48,356          318,862        133,189
                                                                    ---------        --------        ---------       --------

Income (loss) from continuing operations before income taxes         (209,375)         27,287         (367,522)        91,992
Income tax expense (benefit)                                          (23,800)         14,138          (64,535)        40,454
                                                                    ---------        --------        ---------       --------
Income (loss) from continuing operations                             (185,575)         13,149         (302,987)        51,538

Discontinued operations, net of income taxes:
     Income (loss) from operations of lists and database
        services segment                                                   --            (148)              --           (279)
                                                                    ---------        --------        ---------       --------

Net income (loss)                                                    (185,575)         13,001         (302,987)        51,259
Preferred stock accretion and amortization of discount                 (2,228)             --           (7,163)            --
                                                                    ---------        --------        ---------       --------

Net income (loss) available to common stockholders                  $(187,803)       $ 13,001        $(310,150)      $ 51,259
                                                                    =========        ========        =========       ========
Basic earnings (loss) per share:
  Income (loss) from continuing operations                          $   (0.74)       $   0.07        $   (1.31)      $   0.28
  Income (loss) from discontinued operations of lists and
     database services segment                                             --              --               --             --
                                                                    ---------        --------        ---------       --------
  Net income (loss)                                                 $   (0.74)       $   0.07        $   (1.31)      $   0.28
                                                                    =========        ========        =========       ========
Diluted earnings (loss) per share:
  Income (loss) from continuing operations                          $      --        $   0.06        $      --       $   0.25
  Income (loss) from discontinued operations of lists and
     database services segment                                      $      --              --               --             --
                                                                    ---------        --------        ---------       --------
  Net income (loss)                                                 $   (0.74)       $   0.06        $   (1.31)      $   0.25
                                                                    =========        ========        =========       ========
Shares used in computing earnings (loss) per share:
  Basic                                                               252,515         185,040          237,519        184,640
                                                                    =========        ========        =========       ========
  Diluted                                                             252,515         205,028          237,519        202,600
                                                                    =========        ========        =========       ========

see accompanying notes to consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

(in thousands)                                                                                   Six months ended January 31,
                                                                                                -----------------------------
                                                                                                 2000                  1999
                                                                                                 ----                  ----
Cash flows from operating activities:
    Income (loss) from continuing operations                                                   $ (302,987)           $   51,538
    Adjustments to reconcile income (loss) from continuing operations to net cash used for continuing operations:
      Depreciation and amortization                                                               447,205                 5,820
      Deferred income taxes                                                                      (233,073)               20,261
      Non-operating gains, net                                                                   (266,437)             (143,460)
      Equity in losses of affiliates                                                                5,429                 9,548
      Minority interest                                                                           (54,864)                 (204)
      In-process research and development                                                           4,717                    --
      Changes in operating assets and liabilities, excluding effects from acquisitions of subsidiaries:
        Trade accounts receivable                                                                 (48,241)               (3,905)
        Inventories                                                                                (4,515)               (2,074)
        Prepaid expenses                                                                          (27,771)                 (209)
        Accounts payable and accrued expenses                                                      24,351                 7,473
        Deferred revenues                                                                           9,270                 5,956
        Refundable and accrued income taxes, net                                                   28,197                10,497
        Tax benefit from exercise of stock options                                                132,639
        Other assets and liabilities                                                               (6,276)                 (227)
                                                                                               ----------            ----------
Net cash used for operating activities of continuing operations                                  (292,356)              (38,986)
Net cash used for operating activities of discontinued operations                                      --                  (673)
                                                                                               ----------            ----------
Net cash used for operating activities                                                           (292,356)              (39,659)
                                                                                               ----------            ----------
Cash flows from investing activities:
    Additions to property and equipment - continuing operations                                   (75,989)               (3,689)
    Additions to property and equipment - discontinued operations                                      --                   (29)
    Purchase of available-for-sale securities                                                     (51,178)              (31,123)
    Proceeds from sale of stock investments                                                       686,002                80,283
    Investments in affiliates                                                                     (60,587)              (14,013)
    Net cash acquired through acquisitions of subsidiaries                                        105,842                    --
    Other                                                                                             (56)                1,536
                                                                                               ----------            ----------
Net cash provided by investing activities                                                         604,034                32,965
                                                                                               ----------            ----------
Cash flows from financing activities:
    Net proceeds from (repayments of) notes payable                                               (20,000)               (3,956)
    Repayments of long-term debt                                                                   (3,373)                 (335)
    Net proceeds from issuance of Series B convertible preferred stock                                 --                49,805
    Net proceeds from issuance of common stock                                                     22,020                 3,500
    Net proceeds from issuance of stock by subsidiaries                                            87,901                 2,805
    Other                                                                                          13,557                  (344)
                                                                                               ----------            ----------
Net cash provided by financing activities                                                         100,105                51,475
                                                                                               ----------            ----------

Net increase in cash and cash equivalents                                                         411,783                44,781
Cash and cash equivalents at beginning of period                                                  468,912                61,537
                                                                                               ----------            ----------
Cash and cash equivalents at end of period                                                     $  880,695            $  106,318
                                                                                               ==========            ==========

see accompanying notes to consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.     Basis of Presentation

The accompanying consolidated financial statements have been prepared by CMGI, Inc. ("CMGI" or "the Company") in accordance with generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 1999 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("the SEC") on October 29, 1999. The results for the three- and six-month periods ended January 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with current year presentation.

B.     Two-For-One Common Stock Split

On January 11, 2000, the Company effected a two-for-one common stock split in the form of a stock dividend. Accordingly, the consolidated financial statements have been retroactively adjusted for all periods presented to reflect this event.

C.     Other Gains, Net

During the six months ended January 31, 2000, the Company sold 3,155,000 shares of Yahoo! Inc. common stock and 260,000 shares of Open Market common stock for proceeds totaling $684.2 million. The Company recorded pre-tax gains of $208 million and $5.8 million on the sales of the Yahoo! Inc. common stock and Open Market common stock, respectively.

During the six months ended January 31, 1999, the Company recognized a pre-tax gain of $94.7 million related to the sales of investments in Reel.com, Sage Enterprises, Inc. and Amazon.com and sales of Lycos, Inc. (Lycos) common stock.

D.     Gain on Issuance of Stock by Subsidiaries and Affiliates

In October 1999, the Company's subsidiary, NaviSite, commenced its initial public offering of common stock, issuing approximately 5.5 million shares at a price of $14 per share, raising $69.6 million in net proceeds for Navisite. As a result of the initial public offering, the Company's ownership interest in NaviSite was reduced from approximately 89.6% to approximately 71.8%. The Company recorded a pre-tax gain of $46.4 million as a result of the initial public offering.

In November 1999, the underwriters of NaviSite's initial public offering exercised their over-allotment option in full to purchase an additional 825,000 shares of common stock at $14 per share. As a result, the Company's ownership interest in NaviSite was further reduced from approximately 71.8% to approximately 69.5%. The Company recorded a pre-tax gain of $5.5 million as a result of the exercise of the over-allotment.

During the first six months of fiscal 1999, the Company recognized pre-tax gains related to the stock issuances of affiliates Lycos and GeoCities of $20.3 million and $28.5 million, respectively.

The pre-tax gains represent the increase in the book value of the Company's net equity in the subsidiary or affiliate as a result of the subsidiary or affiliates' stock issuances.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

E.     Acquisitions and Investments

In August 1999, CMGI completed its acquisition of approximately 81.5% of AltaVista Company (AltaVista), a Web portal that integrates proprietary Internet technology and services to deliver relevant results for both individuals and Web-based businesses, for 37,989,950 CMGI common shares valued at approximately $1.8 billion, 18,090.45 shares of the Company's Series D preferred stock, which were converted into approximately 3,618,090 million shares of CMGI common stock in October 1999 valued at approximately $173 million, three-year notes totaling $220 million and the exchange of CMGI and subsidiary stock options for AltaVista stock options. The AltaVista acquisition included the assets and liabilities constituting the AltaVista Internet search service and also included former Compaq Computer Corporation (Compaq) subsidiaries Zip2 Corporation and Shopping.com. The shares issued by the Company in connection with the AltaVista acquisition are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance. The total purchase price for AltaVista was valued at approximately $2.4 billion, including costs of acquisition of $4 million. The value of the Company's shares included in the purchase price was recorded net of a weighted average 10% market value discount to reflect the restrictions on transferability.

In January 2000, CMGI completed its acquisition of AdForce Inc. (AdForce), a leading online provider of centralized, outsourced ad management and delivery services. The total purchase price for AdForce was valued at approximately $545 million, consisting of 11,270,209 shares of CMGI common stock valued at approximately $473 million, options and warrants to purchase CMGI common stock valued at approximately $70.9 million, and direct acquisition costs of approximately $1.1 million.

In January 2000, CMGI completed its acquisition of Flycast Communications Corporation (Flycast), a leading provider of Web-based direct response advertising solutions. The total purchase price for Flycast was valued at approximately $904.4 million consisting of 14,594,916 shares of CMGI common stock valued at approximately $715.7 million, options and warrants to purchase CMGI common stock valued at approximately $168.2 million, and direct acquisition costs of approximately $20.5 million.

On January 20, 2000, Engage Technologies, Inc. (Engage), a majority-owned operating company of CMGI, announced a definitive agreement to acquire Flycast and Adsmart from CMGI. Engage will acquire Flycast and Adsmart from CMGI through the issuance of approximately 65 million shares of Engage common stock, (as adjusted to reflect the Engage two-for-one stock split payable April 3, 2000.) The transaction is expected to be completed in April/May 2000.

During the first quarter of fiscal year 2000, the Company also completed its acquisitions of 1ClickCharge (formerly referred to as Cha! Technologies Services, Inc), iAtlas, Inc. (iAtlas) and Signatures SNI, Inc. (Signatures Network) for combined consideration of approximately $65 million in CMGI common stock, convertible notes, cash and commitments to fund a total of approximately $113 million in operating capital.

During the second quarter of fiscal year 2000, the Company also completed its acquisitions of 1stUp.com (1stUp), Clara Vista, Activate.net Corporation (Activate), AdKnowledge Inc. (Adknowledge), Tribal Voice, Equilibrium, GreenWitch LLC (GreenWitch) and the remaining 33% minority interest in Netwright not already owned by CMGI, for combined consideration of approximately $347 million in CMGI and subsidiary common stock, options and warrants to purchase common stock of CMGI and subsidiaries and notes which are payable in CMGI common stock. In the first step of the AdKnowledge transaction, CMGI acquired an 88% equity stake in AdKnowledge. The second step of the AdKnowledge transaction, the contribution of AdKnowledge shares held by AdKnowledge shareholders, including CMGI, to Engage in exchange for approximately 10.3 million shares of Engage common stock (as adjusted to reflect the Engage two-for-one stock split payable April 3, 2000) closed on December 22, 1999. Upon completion of the transaction, CMGI received approximately 9.8 million shares of Engage (as adjusted to reflect the Engage two-for-one stock split payable April 3, 2000), and AdKnowledge became a wholly-owned subsidiary of Engage.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

The acquisitions completed during the first six months of fiscal 2000 have been accounted for using the purchase method and, accordingly, the purchase prices have been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. Goodwill and other intangibles, totaling $4.1 billion, were recorded related to acquisitions, and are being amortized on a straight-line basis over periods ranging from two to three years. The acquired companies are included in the Company's consolidated financial statements from the dates of acquisition.

The purchase price for each of the above acquisitions was allocated as follows:

           (in thousands)                  AltaVista          AdForce           Flycast            Others               Total
                                       -----------------  ----------------  ----------------  -----------------    ---------------
Working capital, including cash
 (cash overdraft) acquired                   $  (39,604)         $ 33,808          $ 40,264           $ (2,939)       $   31,529
Property, plant and equipment                    44,460            10,360            11,750              9,548            76,118
Other assets (liabilities), net                  15,786            (5,078)           (5,343)            15,892            21,257
Goodwill                                      2,199,426           505,910           857,783            372,993         3,936,112
Developed technology                            128,128                --                --              1,960           130,088
Other identifiable intangible assets             40,575                --                --             10,000            50,575
In-process research and development                  --                --                --              4,717             4,717
                                             ----------          --------          --------           --------        ----------
Purchase price                               $2,388,771          $545,000          $904,454           $412,171        $4,250,396
                                             ==========          ========          ========           ========        ==========

The above allocation of the AltaVista purchase price, represents the Company's 81.5% interest in the fair values of the acquired underlying assets and liabilities of AltaVista. The purchase price allocations for each of the acquisitions which were consummated during the first six months of fiscal year 2000 are preliminary and are subject to adjustment upon finalization of the purchase accounting. The in-process research and development charge of $4.7 million recorded during the three months ended January 31, 2000 relates to the acquisitions 1ClickCharge and AdKnowledge. The finalization of the purchase accounting for AdForce, Equilibrium, Flycast, and GreenWitch, may result in a significant portion of the aggregate purchase price of $1.5 billion being identified as in-process research and development, which will be charged to operating results in the third quarter of fiscal 2000 when the amounts are determined.

Presented below is unaudited selected pro forma financial information for the six-month periods ended January 31, 2000 and 1999 as if the acquisitions of AltaVista, AdForce and Flycast had occurred at the beginning of each period. The unaudited pro forma financial information excludes the impact of acquisitions other than AltaVista, AdForce and Flycast, whose historical results are not material to the pro forma financial information shown below. The unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the acquisitions been consummated on the dates assumed and do not project the Company's results of operations for any future period:

(in thousands ) Six months ended January 31,        2000              1999
-------------------------------------------         ----              ----
Net revenues                                      $ 327,937         $ 116,513
                                                  =========         =========
Net loss                                          $(575,601)        $(469,654)
                                                  =========         =========
Net loss per share (basic and diluted)            $   (2.10)        $   (2.13)
                                                  =========         =========

During the first six months of fiscal year 2000, the Company, through its limited liability company subsidiaries, CMG@Ventures III, LLC, CMGI@Ventures IV, LLC, CMGI@Ventures B2B, LLC and CMGI@Ventures Technology Fund, LLC, acquired initial or follow-on minority ownership interests in 28 Internet companies for an aggregate total of approximately $58.8 million. These included investments in FoodBuy.com, GX Media and Half.com which the Company accounts for using the equity method. The finalization of the purchase accounting for the Company's investments in FoodBuy.com, GX Media and Half.com may result in a significant portion of the aggregate $28 million purchase price being identified as in-process research and development, which will be charged to operating results in the third quarter when the amount is determined.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

On October 29, 1999, the Company purchased 250,000 shares of Akamai Technologies common stock at a cost of $26 per share. On November 29, 1999, the Company and Pacific Century CyberWorks Limited (PCCW), a company listed on the Stock Exchange of Hong Kong, completed their previously agreed to exchange of stock. The Company received approximately 448.3 million shares of PCCW stock in exchange for approximately 8.1 million shares of the Company's common stock. The Akamai common stock acquired is accounted for as an available-for-sale security and is carried at fair value based on quoted market prices. The PCCW stock acquired is subject to a three year restriction on transferability and accordingly is accounted for as a long-term asset at cost. The cost recorded for the PCCW stock is $302 million, which represents the fair value of the CMGI shares issued in the exchange as of the date the share exchange agreement was executed, less a fair market value discount to reflect the restrictions on transferability.

F.    Segment Information

The Company's continuing operations have been classified in two primary business segments, (i) Internet and (ii) fulfillment services. The Internet segment focuses on strategic Internet opportunities afforded by the Internet and interactive media markets. The fulfillment services segment provides product and literature fulfillment and supply chain management, telemarketing, and outsourced e-business program management services. During the three months and six months ended January 31, 2000, one customer accounted for 28% and 26% of the net revenues of the Internet segment, respectively. During the three months and six months ended January 31, 2000, one customer accounted for 56% and 53% of the net revenues of the fulfillment services segment, respectively. Summarized financial information by business segment for continuing operations is as follows:

(in thousands)                           Three months ended January 31,    Six months ended January 31,
                                         -------------------------------  ------------------------------
                                            2000                 1999         2000             1999
                                            ----                 ----         ----             ----
Net revenues:

   Internet                                   $ 115,267        $  4,902        $ 200,369       $  9,814
   Fulfillment services                          38,202          34,070           76,831         66,563
                                              ---------        --------        ---------       --------
                                              $ 153,469        $ 38,972        $ 277,200       $ 76,377
                                              =========        ========        =========       ========

Operating income (loss):

   Internet                                   $(414,304)       $(21,974)       $(691,671)      $(42,359)
   Fulfillment services                           2,447             905            5,287          1,162
                                              ---------        --------        ---------       --------
                                              $(411,857)       $(21,069)       $(686,384)      $(41,197)
                                              =========        ========        =========       ========

All of the acquisitions during the first six months of fiscal year 2000 and the increase in the value of the available-for-sale securities relate to the Internet segment and are the primary reasons for the increase in the net assets of the Company. Other gains, net, minority interest and equity in losses of affiliates as reported in the Consolidated Statements of Operations for the six months ended January 31, 2000 and 1999 relate to the Internet segment. All intercompany transactions have been eliminated, and intersegment revenues are not significant.

G.     Borrowing Arrangements

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

Upon its maturity in January 2000, the Company repaid the entire amount of its previously outstanding $20 million collateralized corporate notes payable.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

H.     Earnings Per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. The effect of convertible preferred stock using the "if-converted" method and the dilutive effect of common stock equivalents were anti-dilutive for the three and six months ended January 31, 2000 and, therefore, have been excluded from the calculation of diluted earnings per share.

If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from income (loss) from continuing operations the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial for the three and six months ended January 31, 2000 and 1999.

The reconciliation of the denominators of the basic and diluted earnings (loss) per share computations is as follows:

( in thousands)                                        Three months ended January 31,         Six months ended January 31,
                                                       ---------------------------------      --------------------------------
                                                                 2000            1999                  2000            1999
                                                                -----            ----                  ----            ----
Weighted average number of common shares
 Outstanding - basic                                          252,515            185,040            237,519            184,640
Weighted average number of dilutive common stock
 equivalents                                                       --             18,271                 --             17,100
Weighted average effect of assumed conversion of
 convertible preferred stock                                       --              1,717                 --                860
                                                              -------            -------            -------            -------
Shares used in computing diluted earnings (loss)
 per share                                                    252,515            205,028            237,519            202,600
                                                              =======            =======            =======            =======

I.     Comprehensive Income

The components of comprehensive income, net of income taxes, are as follows:

(in thousands)                                          Three months ended January 31,           Six months ended January 31,
                                                        ---------------------------------        --------------------------------
                                                              2000                1999               2000                1999
                                                              ----                ----               ----                ----
Net income (loss)                                           $(185,575)           $ 13,001           $(302,987)           $ 51,259
Net unrealized holding gain arising during period             518,157             483,619             800,470             483,530
Less: reclassification adjustment for gain
  realized in net income (loss)                               (97,737)             (4,119)           (126,178)             (4,119)
                                                            ---------            --------           ---------            --------
Comprehensive income                                        $ 234,845            $492,501           $ 371,305            $530,670
                                                            =========            ========           =========            ========

                          CMGI, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

J.     Consolidated Statements of Cash Flows Supplemental Information

(in thousands)                                Six months ended January 31,
                                              ----------------------------
                                                 2000             1999
                                                 ----             ----
Cash paid during the period for:
   Interest                                    $2,664             $1,833
                                               ======             ======
   Income taxes                                $7,667             $9,476
                                               ======             ======

Substantially all of the consideration for acquisitions of businesses by the Company, or its subsidiaries, during the first six months of fiscal 2000 included the issuance of shares of the Company's or its subsidiaries' stock and/or the issuance of seller's notes.

During the six months ended January 31, 2000, significant non-cash investing activities included the exchange of 8.1 million shares of the Company's common stock for approximately 448.3 million shares of PCCW stock. The PCCW shares received were valued at $302 million, which represents the value of the CMGI shares issued in the exchange on the date the agreement was executed, less a market value discount to reflect the restrictions on transferability.

K.     Available-for-Sale Securities

At January 31, 2000, available-for-sale securities primarily consist of common stock investments. Available-for-sale investments are carried at fair value based on quoted market prices, net of a market value discount to reflect any remaining restrictions on transferability. Available-for-sale securities at January 31, 2000 included approximately 1.5 million shares of Yahoo! Inc. valued at $474 million, 12.9 million shares of Lycos Inc. valued at $947 million, 2.2 million shares of Silknet Software, Inc. (Silknet) valued at $328 million, 4.4 million shares of Hollywood Entertainment valued at $52 million, 2.7 million shares of Ventro Corporation (formerly Chemdex Corporation) valued at $264 million, 1.3 million shares of Critical Path, Inc. (Critical Path) valued at $84 million and 250,000 shares of Akamai Technologies, Inc. (Akamai) valued at $62 million. Shares of publicly traded companies held by CMG@Ventures I and II which have been allocated to CMG@Ventures I's and II's profit members have been classified in other non-current assets in the accompanying Consolidated Balance Sheet and valued at carrying value as of the date of allocation. Certain shares included in available-for-sale securities at January 31, 2000 may be required to be allocated to CMG@Ventures I's and II's profit members in the future. A net unrealized holding gain of $982.6 million, net of deferred income taxes of $719.3 million, has been reflected in the equity section of the consolidated balance sheet based on the change in market value of the available-for-sale securities from dates of acquisition to January 31, 2000.

L.     New Accounting Pronouncements

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

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company is required to adopt this standard in the first quarter of fiscal year 2001 pursuant to SFAS No. 137 (issued in June 1999), which delays the adoption of SFAS 133 until that time. The Company expects that the adoption of SFAS 133 will not have a material impact on its financial position or its results of operations.

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

M.     Subsequent Events

Subsequent to January 31, 2000, the Company sold 356,500 shares of its Yahoo! common stock for proceeds of approximately $64.7 million.

On February 3, 2000, the Company's subsidiary, AltaVista Company completed its previously announced acquisition of Raging Bull in a stock-for-stock exchange of privately held shares of each company. (CMGI owned approximately 82% of AltaVista and CMG@Ventures III LLC owned approximately 10% of Raging Bull's outstanding shares on a fully diluted basis.)

On February 3, 2000, the Company and divine interVentures, Inc. (divine), a Chicago-based Internet operating company focused on the business-to-business marketplace, entered into an agreement whereby CMGI will acquire approximately
18.3 million shares of divine's series E convertible preferred stock for approximately $18.3 million. In addition, divine agreed to sell to CMGI an additional number of shares of its class A common stock such that, immediately after a qualified initial public offering, CMGI will beneficially own 4.9% of divine's class A common stock, in exchange for shares of CMGI common stock having a market value equal to the shares of divine's class A common stock being sold to CMGI, based upon the initial public offering price.

On February 9, 2000, the Company signed a definitive agreement to acquire uBid.com, a leading business to consumer e-commerce auction site for consideration preliminarily valued at $380 million, consisting of CMGI common stock, options to purchase CMGI common stock and estimated additional acquisition costs. Under the terms of the merger agreement, CMGI will issue
 .2628 CMGI shares for every share of uBid.com held on the closing date of the transaction. Closing of the transaction, expected in May 2000, is subject to regulatory approvals and customary closing conditions, including formal approval by uBid.com shareholders.

On February 10, 2000, CMG@Ventures III, LLC completed the sale of its interest in Promedix.com, Inc. to Ventro Corporation (formerly Chemdex Corporation). In exchange for CMG@Ventures III, LLC's approximate 7.4% interest in Promedix, CMG@Ventures III, LLC received 1.0 million shares of Ventro Corporation. Under the terms of the CMG@Ventures III LLC agreement, a portion of these shares may be required to be allocated to CMG@Ventures III LLC's profit members in the future.

                          CMGI, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

On February 14, 2000, the Company signed a definitive agreement to acquire an approximate 94.1% equity stake in Tallan, Inc., (Tallan) a provider of Internet and e-commerce professional services to Fortune 1000 and dot.com companies for consideration preliminarily valued at approximately $920 million. Under the terms of the agreement, the purchase price will consist of approximately $20 million in cash, approximately $300 million in notes payable maturing twenty days from closing, approximately $395 million in notes payable bearing interest at 6.5%, maturing six to nine months after closing and payable in cash or CMGI stock at the option of CMGI, and options to purchase CMGI common stock valued at approximately $200 million. Additionally, the Company currently estimates additional acquisition costs of approximately $5 million. Closing of the transaction is subject to regulatory approvals and customary closing conditions, and is expected to be completed in May 2000.

On February 29, 2000, the Company announced an agreement with Cable & Wireless plc to issue $500 million in shares of CMGI common stock in exchange for $500 million in shares of PCCW, which Cable & Wireless plc will receive upon the completion of Cable & Wireless plc's sale of their Cable & Wireless HKT subsidiary to PCCW.

On March 1, 2000, the Company along with Hicks, Muse, Tate, & Furst Incorporated, ("HMTF"), and PCCW, announced the formation of a new venture capital partnership, @Ventures Global Partners. Under the terms of the partnership, the parties have each committed to invest up to $500 million, for a total of up to $1.5 billion, to support the development of Internet companies based in Asia, Europe, and the Americas. There can be no assurance that the Company will be able to raise sufficient funds for the @Ventures Global Partners arrangement or raise such funds on terms that are favorable to the Company.

On March 10, 2000, the Company completed the acquisition of yesmail.com, a leading outsourcer of permission email marketing technologies and services for consideration preliminarily valued at $671 million, consisting of CMGI common stock, options to purchase CMGI common stock and estimated additional acquisition costs. The Company issued .2504 shares of CMGI for every share of yesmail.com outstanding on the closing date.

On March 16, 2000, a derivative action was filed in the Court of Chancery of the State of Delaware against CMGI, Edward A. Bennett, Christopher A. Evans, Craig
D. Goldman, Andrew J. Hajducky III, Frederic D. Rosen, Paul L. Schaut, David S. Wetherell and Engage Technologies Inc. The complaint alleges that, in connection with the sale by CMGI of Flycast Communications Corporation and Adsmart Corporation to Engage, CMGI and the individual defendants have violated their fiduciary duties of loyalty and good faith. CMGI believes that the complaint is without merit and intends to contest the claims vigorously.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in this section and elsewhere in this report, the risks discussed in the "Factors That May Affect Future Results" section included in the Company's Annual Report on Form 10K filed with the SEC on October 29, 1999, and the risks discussed in the Company's other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Basis of Presentation

Certain amounts for prior periods in the accompanying consolidated financial statements, and in the discussion below have been reclassified to conform with current period presentations.

Three months ended January 31, 2000 compared to three months ended January 31, 1999

     Net revenues for the quarter ended January 31, 2000 increased $114,497,000, or 294%, to $153,469,000 from $38,972,000 for the quarter ended January 31, 1999. The increase was largely attributable to an increase of $110,365,000 in net revenues for the Company's Internet segment due to the acquisitions of 1stUp.com, Activate.net, AdForce, AdKnowledge and Flycast during the second quarter of fiscal 2000, the acquisitions of AltaVista and Signatures Network during the first quarter of fiscal 2000, the acquisitions of I/PRO and 2CAN during the third quarter of fiscal 1999, and increased net revenues from Adsmart, Engage, MyWay.com, NaviNet, and NaviSite. Additionally, net revenues in the Company's fulfillment services segment increased $4,132,000 primarily reflecting increased volume of turnkey business from Cisco and growth in Internet - related fulfillment business. The Company believes that its subsidiary companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities. Additionally, on March 10, 2000, the Company acquired yesmail.com. The Company has also signed agreements to acquire several additional Internet companies, including Ubid.com and Tallan. These acquisitions remain subject to customary closing conditions, including regulatory approval and target company stockholder approval. Therefore, as a result of both increased sales by existing companies, and incremental revenues from new acquisitions, the Company expects to report future revenue growth.

     Cost of revenues increased $84,628,000, or 228%, to $121,749,000 in the second quarter of fiscal 2000 from $37,121,000 for the corresponding period in fiscal 1999, reflecting increases of $83,314,000 and $1,314,000 in the Internet and fulfillment services segments, respectively. Internet segment cost of revenues increases were primarily attributable to higher revenues as a result of the acquisitions of 1stUp.com, Activate.net, AdForce, AdKnowledge, Flycast, AltaVista, Signatures Network, I/PRO and 2CAN, and the acceleration of operations for other subsidiaries within the segment. Cost of revenues increased in the fulfillment services segment primarily as a result of higher revenues. Cost of revenues as a percentage of revenues in the Internet segment decreased to 79% in the second quarter of fiscal 2000 from 161% in the same period during the prior year, primarily as a result of the acquisitions of AltaVista and Signatures Network and improved margin percentages at NaviSite. Fulfillment services segment cost of revenues as a percentage of net revenues decreased to 80% in the second quarter of fiscal 2000 from 86% in the second quarter of fiscal 1999, primarily reflecting increased operating efficiencies related to turnkey operations.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     Research and development expenses increased $26,230,000, or 505%, to $31,424,000 in the quarter ended January 31, 2000 from $5,194,000 in the prior year's second quarter. All research and development expenses in both periods were incurred within the Company's Internet segment. The increase as compared to the prior year was primarily due to the acquisition of AltaVista and the increased development efforts at Engage, NaviSite, iCast, and MyWay.com. In-process research and development expense was $4.7 million during the three months ended January 31, 2000, resulting from the AdKnowledge and 1ClickCharge acquisitions. All in-process research and development expenses were incurred within the Company's Internet segment. Further, related to the Company's acquisitions and investments made during the second quarter of fiscal year 2000, the acquisition accounting and valuation for total investments of approximately $1.5 billion related to AdForce, Equilibrium, Flycast, FoodBuy.com, Green Witch, GXMedia and Half.com may result in a significant portion of the purchase price being identified as in-process research and development, which will be charged to operating results in the third quarter of fiscal 2000 when the amounts are determined. The Company anticipates it will continue to devote substantial resources to product development and that these costs may substantially increase in future periods.

     Selling expenses increased $105,819,000, or 1,530%, to $112,737,000 in the second quarter ended January 31, 2000 from $6,918,000 for the corresponding period in fiscal 1999, primarily reflecting a $106,034,000 increase in the Company's Internet segment. The increased costs in the Internet segment are primarily due to the acquisitions of 1stUp.com, Activate.net, AdForce, AdKnowledge, Flycast, AltaVista, Signatures Network, 1ClickCharge, Activerse, I/PRO and 2CAN, and the continued growth of sales and marketing efforts at various other CMGI subsidiaries related to product launches and infrastructure. Selling expenses in the fulfillment services segment decreased by $215,000 in comparison with last year's second quarter due primarily to headcount reductions. Selling expenses as a percentage of net revenues increased to 73% in the second quarter of fiscal 2000 from 18% for the corresponding period in fiscal 1999, primarily reflecting the impact of acquisitions, and the expansion of sales and marketing efforts related to product launches and infrastructure within the Company's Internet segment. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that these costs will substantially increase in future periods.

     General and administrative expenses increased $31,558,000, or 339%, to $40,868,000 in the second quarter of fiscal 2000 from $9,310,000 for the corresponding period in fiscal 1999. The Internet segment experienced an increase of $30,086,000, primarily due to the acquisitions of 1stUp.com, Activate.net, AdKnowledge, Flycast, AltaVista, Signatures Network, 1ClickCharge, Activerse, I/PRO and 2CAN, increased CMGI corporate expenses, and the building of management infrastructures in several of the Company's Internet segment subsidiaries. General and administrative expenses in the fulfillment services segment increased by $1,472,000 in comparison with last year's second quarter, largely due to the building of management infrastructure. General and administrative expenses as a percentage of net revenues increased to 27% in the second quarter of fiscal 2000 from 24% in the second quarter of fiscal 1999. The Company anticipates that its general and administrative expenses will continue to increase significantly as the Company adds newly acquired subsidiaries and as existing subsidiaries continue to grow and expand their administrative staffs and infrastructures.

     Amortization of intangible assets and stock-based compensation increased $252,333,000, or 16,845%, to $253,831,000 in the second quarter of fiscal 2000 from $1,498,000 for the corresponding period in fiscal 1999, reflecting a $252,314,000 increase in the Internet segment, primarily due to the acquisitions of 1stUp.com, Activate.net, AdForce, AdKnowledge, Flycast, AltaVista, Activerse, I/PRO and 2CAN. Included in these amounts were $5,238,000 and $250,000 of amortization of stock-based compensation for the three months ended January 31, 2000 and 1999, respectively. Substantially all of the amortization of stock-based compensation relates to deferred compensation recorded as a result of the application of purchase accounting to the Company's acquisitions. The Company anticipates that its amortization of intangibles and stock-based compensation expense will continue to increase significantly as the Company and its subsidiaries continue to acquire new companies in the future.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     Gain on issuance of stock by subsidiaries and affiliates in the second quarter of fiscal 2000 reflects the pre-tax gain of $5,474,000 on the issuance of stock by NaviSite as a result of the exercise of the underwriters' over-allotment option in its initial public offering. Gain on issuance of stock by subsidiaries and affiliates for the second quarter of fiscal 1999 of $4,261,000 arose primarily as a result of the issuance of stock by GeoCities in its acquisition of Starseed, Inc. (known as WebRing) in December 1998.

     Other gains, net in the second quarter of fiscal 2000 primarily reflect a pre-tax gain of $159,717,000 on the sale of 1,515,000 shares of Yahoo! common stock and a pre-tax gain of $5,832,000 on the sale of 260,000 shares of Open Market, Inc. common stock. Other gains, net recorded in the second quarter of fiscal 1999 included a $43,596,000 gain on the sale of Lycos, Inc. common stock and a $7,002,000 gain on the sale of Amazon.com, Inc. common stock.

     Minority interest, net increased to $31,576,000 in the second quarter of fiscal 2000 from $103,000 in the second quarter of fiscal 1999, primarily reflecting minority interest in net losses of four subsidiaries during the second quarter of fiscal 2000, including AltaVista, Blaxxun, Engage, and NaviSite.

     Interest income increased $9,901,000 to $10,649,000 in the second fiscal quarter of 2000 from $748,000 in the second quarter of fiscal 1999, reflecting increased income associated with higher average corporate cash equivalent balances compared with the prior year and interest earned by Engage and NaviSite on cash raised from their initial public offerings. Interest expense increased $6,665,000 to $7,830,000 in the second fiscal quarter of 2000 from $1,165,000 in the second quarter of fiscal 1999, primarily due to the notes issued as part of the AltaVista acquisition in August 1999 and higher corporate collateralized borrowings.

     Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates for the quarter ended January 31, 2000 includes the results from the Company's minority ownership in ThingWorld.com, WebCT, FoodBuy.com, Half.com, GX Media.com and Engage Technologies Japan, Inc. Equity in losses of affiliates for the quarter ended January 31, 1999 included the results from the Company's minority ownership in Lycos, GeoCities, ThingWorld.com, Silknet, Speech Machines, MotherNature.com, Magnitude Network and Engage Technologies Japan, Inc. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

     Income tax benefit in the second quarter of fiscal 2000 was $23,800,000. Exclusive of taxes provided for significant, unusual or extraordinary items, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

Six months ended January 31, 2000 compared to six months ended January 31, 1999

     Net revenues for the six months ended January 31, 2000 increased $200,823,000, or 263%, to $277,200,000 from $76,377,000 for the six months ended
January 31, 1999. The increase was largely attributable to an increase of $190,555,000 in net revenues for the Company's Internet segment, reflecting the acquisitions of 1stUp.com, Activate.net, AdForce, AdKnowledge and Flycast during the second quarter of fiscal 2000, the acquisitions of AltaVista and Signatures Network during the first quarter of fiscal 2000, the acquisitions of I/PRO and 2CAN during the third quarter of fiscal 1999, and increased net revenues from Adsmart, Engage, MyWay.com, NaviNet, and NaviSite. Included in Internet segment revenues in the first fiscal quarter was approximately $12 million recorded by AltaVista's Shopping.com subsidiary related to the completion of a large order for the sale of computer equipment purchased by Shopping.com from Compaq Computer and sold to FreePC, an AltaVista investee. Additionally, net revenues in the Company's fulfillment services segment increased $10,268,000 primarily reflecting increased volume of turnkey business from Cisco and growth in Internet - related fulfillment business, including the completion of an approximate $4.3 million special project order from JuniorNet, a leading Web destination for children, during the first quarter of fiscal 2000. The Company believes that its subsidiary companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities. Additionally, on March 10, 2000, the Company acquired yesmail.com. The Company has also signed agreements to acquire several additional Internet companies, including Ubid.com and Tallan. These acquisitions remain subject to customary closing conditions, including regulatory approval and target company stockholder approval. Therefore, as a result of both increased sales by existing companies, and incremental revenues from new acquisitions, the Company expects to report future revenue growth.

     Cost of revenues increased $157,178,000, or 216%, to $229,922,000 for the six months ended January 31, 2000 from $72,744,000 for the corresponding period in fiscal 1999, reflecting increases of $154,358,000 and $2,820,000 in the Internet and fulfillment services segments, respectively. Internet segment cost of revenues increases were primarily attributable to higher revenues as a result of acquisitions and the acceleration of operations for other subsidiaries within the segment. Cost of revenues increased in the fulfillment services segment primarily as a result of higher revenues. Cost of revenues as a percentage of revenues in the Internet segment decreased to 85% in the first six months of fiscal 2000 from 153% in the same period during the prior year, primarily as a result of the acquisitions of AltaVista and Signatures Network and improved margin percentages at NaviSite. Fulfillment services segment cost of revenues as a percentage of net revenues decreased to 79% in the first six months of fiscal 2000 from 87% in the first six months of fiscal 1999, primarily reflecting increased operating efficiencies related to turnkey operations.

     Research and development expenses increased $41,110,000, or 391%, to $51,612,000 for the six months ended January 31, 2000 from $10,502,000 for the corresponding period in fiscal 1999. All research and development expenses in both periods were incurred within the Company's Internet segment. The increase as compared to the prior year was primarily due to the acquisition of AltaVista and the increased development efforts at Engage, NaviSite, iCast, and MyWay.com. In-process research and development expense was $4.7 million during the six months ended January 31, 2000, resulting from the AdKnowledge and 1ClickCharge acquisitions. All in-process research and development expenses were incurred within the Company's Internet segment. Further, related to the Company's acquisitions and investments made during the second quarter of fiscal year 2000, the acquisition accounting and valuation for total investments of approximately $1.5 billion related to AdForce, Equilibrium, Flycast, FoodBuy.com, Green Witch, GXMedia and Half.com may result in a significant portion of the purchase price being identified as in-process research and development, which will be charged to operating results in the third quarter of fiscal 2000 when the amounts are determined. The Company anticipates it will continue to devote substantial resources to product development and that these costs may substantially increase in future periods.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     Selling expenses increased $170,096,000, or 1,123%, to $185,238,000 for the six months ended January 31, 2000 from $15,142,000 for the corresponding period in fiscal 1999, primarily reflecting a $170,693,000 increase in the Company's Internet segment. The increased costs in the Internet segment are primarily due to the acquisitions of 1stUp.com, Activate.net, AdForce, AdKnowledge, Flycast, AltaVista, Signatures Network, 1ClickCharge, Activerse, I/PRO and 2CAN, and the continued growth of sales and marketing efforts at various other CMGI subsidiaries related to product launches and infrastructure. Selling expenses in the fulfillment services segment decreased by $597,000 in comparison with last year's first six months due primarily to headcount reductions. Selling expenses as a percentage of net revenues increased to 67% for the six months ended January 31, 2000 from 20% for the corresponding period in fiscal 1999, primarily reflecting the impact of the acquisition of AltaVista, including the impact of AltaVista advertising costs in support of the launch of its new media and commerce network; the impact of the Company's other Internet acquisitions; and the expansion of sales and marketing efforts related to product launches and infrastructure. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that these costs will substantially increase in future periods.

     General and administrative expenses increased $52,176,000, or 325%, to $68,225,000 for the six months ended January 31, 2000 from $16,049,000 for the corresponding period in fiscal 1999. The Internet segment experienced an increase of $48,297,000, primarily due to the acquisitions of 1stUp.com, Activate.net, AdKnowledge, Flycast, AltaVista, Signatures Network, 1ClickCharge, Activerse, I/PRO and 2CAN, increased CMGI corporate expenses, and the building of management infrastructures in several of the Company's other Internet segment subsidiaries. General and administrative expenses in the fulfillment services segment increased by $3,879,000 in comparison with last year's corresponding period, largely due to the building of management infrastructure. General and administrative expenses as a percentage of net revenues increased to 25% for the six months ended January 31, 2000 from 21% for the corresponding period in fiscal 1999. The Company anticipates that its general and administrative expenses will continue to increase significantly as the Company adds newly acquired subsidiaries and as existing subsidiaries continue to grow and expand their administrative staffs and infrastructures.

     Amortization of intangible assets and stock-based compensation increased $420,733,000, or 13,412%, to $423,870,000 for the six months ended January 31,
2000 from $3,137,000 for the corresponding period in fiscal 1999, reflecting a $420,693,000 increase in the Internet segment, primarily due to the acquisitions of 1stUp.com, Activate.net, AdForce, AdKnowledge, Flycast, AltaVista, Signatures Network, Activerse, I/PRO and 2CAN. Included in these amounts were $6,761,000 and $501,000 of amortization of stock-based compensation for the six months ended January 31, 2000 and 1999, respectively. Substantially all of the amortization of stock-based compensation relates to deferred compensation recorded as a result of the application of purchase accounting to the Company's acquisitions. The Company anticipates that its amortization of intangibles and stock-based compensation expense will continue to increase significantly as the Company and its subsidiaries continue to acquire new companies in the future.

     Gain on issuance of stock by subsidiaries and affiliates for the six months ended January 31, 2000 reflects the Company's first quarter pre-tax gain of $46,432,000 on the issuances of stock by NaviSite in its initial public offering and the second fiscal quarter pre-tax gain of $5,474,000 on the issuance of stock by NaviSite as a result of the exercise of the underwriters' over-allotment option in its initial public offering. Gain on issuance of stock by subsidiaries and affiliates for the corresponding period ended January 31, 1999 included a $28,514,000 gain on stock issuances by GeoCities and a $20,253,000 gain on issuance of stock by Lycos. Gain on stock issuances by GeoCities in fiscal 1999 arose primarily as a result of the sale of stock by GeoCities in its initial public offering in August 1998 and the issuance of stock by GeoCities in its acquisition of Starseed, Inc. (known as WebRing) in December 1998. The fiscal 1999 gain on stock issuance by Lycos resulted primarily from the issuance of stock by Lycos for its acquisition of WhoWhere?

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     Other gains, net for the six months ended January 31, 2000 primarily reflect a pre-tax gain of $208,066,000 on the sale of 3,155,000 shares of Yahoo! common stock and a pre-tax gain of $5,832,000 on the sale of 260,000 shares of Open Market, Inc. common stock. Other gains, net recorded in the six months ended January 31, 1999 included a $45,475,000 gain on the sale of Lycos, Inc. common stock, a $23,158,000 gain on the sale of investment in Reel.com, Inc., a $19,057,000 gain on sale of investment in Sage Enterprises, Inc. and a $7,002,000 gain on the sale of Amazon.com, Inc. common stock.

     Minority interest, net increased to $54,864,000 for the six months ended January 31, 2000 from $204,000 for the corresponding period in fiscal 1999, primarily reflecting minority interest in net losses of four subsidiaries during the first six months of fiscal 2000, including AltaVista, Blaxxun, Engage and NaviSite.

     Interest income increased $15,213,000 to $16,520,000 for the six months ended January 31, 2000 from $1,307,000 for the comparable period in fiscal 1999, reflecting increased income associated with higher average corporate cash equivalent balances compared with the prior year and interest earned by Engage and NaviSite on cash raised from their initial public offerings. Interest expense increased $11,297,000 to $13,530,000 for the six months ended January 31, 2000 from $2,233,000 in corresponding period in fiscal 1999, primarily due to the notes issued as part of the AltaVista acquisition and higher corporate collateralized borrowings.

     Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates for the six months ended January 31, 2000 includes the results from the Company's minority ownership in ThingWorld.com, WebCT, FoodBuy.com, Half.com, GX Media.com and Engage Technologies Japan, Inc. Equity in losses of affiliates for the six months ended January 31, 1999 included the results from the Company's minority ownership in Lycos, GeoCities, ThingWorld.com, Silknet, Speech Machines, MotherNature.com, Magnitude Network and Engage Technologies Japan, Inc. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

     Income tax benefit for the six months ended January 31, 2000 was $64,535,000. Exclusive of taxes provided for significant, unusual or extraordinary items, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings.

Liquidity and Capital Resources

     Working capital at January 31, 2000 increased to $2.1 billion compared to $1.4 billion at July 31, 1999. Approximately $412 million of the net increase in working capital is attributable to cash and cash equivalents. The Company's principal sources of capital during the first six months of fiscal 2000 were from the sales of Yahoo! Inc. common stock, net proceeds from the issuances of common stock, primarily by NaviSite in its initial public offering and net cash acquired through acquisitions of subsidiaries. The Company's principal uses of capital during the first six months of fiscal 2000 were $292 million for funding of operations, primarily those of start-up activities in the Company's Internet segment and $76 million for purchases of property and equipment.

     On October 22, 1999, NaviSite commenced its initial public offering at $14 per share, raising $69.6 million, net of issuance and other costs. In November 1999, NaviSite raised an additional $10.8 million pursuant to the exercise of the underwriters' over-allotment option. CMGI currently owns approximately 19.6 million shares of NaviSite common stock. During the first six months of fiscal year 2000 the Company sold 3,155,000 shares of Yahoo! common stock and received total proceeds of approximately $675 million. Also during the first six months of fiscal 2000 the Company sold 260,000 shares of Open Market, Inc. common stock and received proceeds of $9.2 million. Subsequent to January 31, 2000, the Company sold an additional 356,500 shares of its Yahoo! common stock for proceeds of approximately $64.7 million.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     In August 1999, CMGI completed its acquisition of 81.5% of AltaVista for 37,989,950 CMGI common shares valued at approximately $1.8 billion, 18,090.45 shares of the Company's Series D preferred stock, which were converted into approximately 3,618,090 million shares of CMGI common stock in October 1999 valued at approximately $173 million, three-year notes totaling $220 million and the exchange of CMGI and subsidiary stock options for AltaVista stock options. The AltaVista acquisition included the assets and liabilities constituting the AltaVista Internet search service and also included former Compaq subsidiaries Zip2 Corporation and Shopping.com. The shares issued by the Company in connection with the AltaVista acquisition are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance. The total purchase price for AltaVista was valued at approximately $2.4 billion, including costs of acquisition of $4 million. The notes issued in conjunction with the acquisition payable are due August 18, 2002. Interest on the notes, at a rate of 10.5% per annum, is due and payable semiannually on each February 18 and August 18 until the notes are paid in full. Principal and interest due on these notes are payable, at the option of CMGI, in cash, marketable securities (as defined in the notes) or any combination thereof.

     In January 2000, CMGI completed its acquisition of AdForce, a leading online provider of centralized, outsourced ad management and delivery services. The total purchase price for AdForce was valued at approximately $545 million, consisting of approximately 11,270,209 shares of CMGI common stock valued at approximately $473 million, options and warrants to purchase CMGI common shares valued at approximately $70.9 million, and direct acquisition costs of approximately $1.1 million.

     In January 2000, CMGI completed its acquisition of Flycast, a leading provider of web-based direct response advertising solutions. The total purchase price for Flycast was valued at approximately $904.4 million consisting of approximately 14,594,916 shares of CMGI common stock valued at approximately $715.7 million, options and warrants to purchase CMGI common stock valued at approximately $168.2 million, and direct acquisition costs of approximately $20.5 million.

     On January 20, 2000, Engage, a majority-owned operating company of CMGI, announced a definitive agreement to acquire Flycast and Adsmart from CMGI. Engage will acquire Flycast and Adsmart from CMGI through the issuance of approximately 65 million shares of Engage common stock, (as adjusted to reflect the Engage two-for-one stock split payable April 3, 2000.) The Company expects this transaction to be completed in late April or early May 2000.

     During the first six months of fiscal year 2000, the Company also completed its acquisitions of 1ClickCharge, iAtlas, Inc. Signatures SNI, Inc., 1stUp.com, Clara Vista, Activate.net, AdKnowledge, Tribal Voice, Equilibrium, GreenWitch and the remaining 33% minority interest in Netwright not already owned by CMGI, for combined consideration of approximately $412 million and commitments to fund a total of approximately $113 million in operating capital. Combined consideration for these additional acquisitions included CMGI and subsidiaries common stock, convertible notes, options and warrants to purchase common stock of CMGI and subsidiaries, notes which are payable in CMGI common stock, and cash. In the first step of the AdKnowledge transaction, CMGI acquired an 88% equity stake in AdKnowledge. The second step of the AdKnowledge transaction, the contribution of AdKnowledge shares held by AdKnowledge shareholders, including CMGI, to Engage in exchange for approximately 10.3 million shares of Engage common stock (as adjusted to reflect the Engage two-for-one stock split payable April 3, 2000) closed on December 22, 1999. Upon completion of the transaction, CMGI received approximately 9.8 million shares of Engage (as adjusted to reflect the Engage two-for-one stock split payable April 3, 2000), and AdKnowledge became a wholly-owned subsidiary of Engage.

     During the first six months of fiscal year 2000, the Company, through its limited liability company subsidiaries, CMG@Ventures III, LLC, CMGI@Ventures IV, LLC, CMGI@Ventures B2B Fund, LLC and CMGI@Ventures Technology Fund, LLC, acquired initial or follow-on minority ownership interests in 28 Internet companies for an aggregate total of approximately $58.8 million. On October 29, 1999, the Company purchased 250,000 shares of Akamai Technologies common stock at a cost of $26 per share. On November 29, 1999, the Company and Pacific Century CyberWorks Limited ("PCCW"), a company listed on the Stock Exchange of Hong Kong, completed their previously agreed to exchange of stock. The Company received approximately 448.3 million shares of PCCW stock in exchange for approximately 8.2 million shares of the Company's common stock.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     During the Company's second fiscal quarter, CMGI announced the launch of the CMGI @Ventures B2B Fund, a new venture fund to be focused exclusively on business-to-business Internet venture capital investments. During the quarter, CMGI also announced the launch of the CMGI @Ventures Technology Fund, which will exclusively focus on investing in and supporting Internet enabling technologies and infrastructure companies that are synergistic with the CMGI and CMGI @Ventures network. Each fund is expected to reach up to $1 billion in capital and will have CMGI as its sole limited investor. On March 1, 2000, the Company along with Hicks, Muse, Tate, & Furst Incorporated, (HMTF), and PCCW, announced the formation of another new venture capital partnership, @Ventures Global Partners. Under the terms of the partnership, the parties have each committed to invest up to $500 million, for a total of up to $1.5 billion, to support the development of Internet companies based in Asia, Europe, and the Americas. The Company expects to raise capital for the new funds through the sale of marketable securities, the issuance and sale of Company securities, borrowings or otherwise from outside sources, or a combination of the foregoing. There can be no assurance that the Company will be able to raise sufficient funds for the CMGI @Ventures B2B Fund, the CMGI @Ventures Technology Fund or the @Ventures Global Partners fund, or that CMGI will be able to raise such funds on terms that are favorable to the Company.

     During the second quarter, on December 17, 1999, AltaVista filed with the Securities and Exchange Commission a registration statement for the initial public offering of shares of its common stock. MotherNature.com (Nasdaq: MTHR) commenced its IPO on December 9, 1999. (CMG@Ventures II, LLC currently holds 1.2 million shares of MotherNature.com common stock.) Also in the quarter, Vicinity Corporation (Nasdaq: VCNT) filed its initial registration statement for its initial public offering with the Securities and Exchange Commission on November 3, 1999 and commenced its IPO on February 8, 2000. (CMG@Ventures I and II, LLC collectively hold 5.8 million shares of Vicinity common stock.) On November 4, 1999, Tickets.com, Inc. (Nasdaq: TIXX) commenced its IPO. (CMG@Ventures II, LLC currently holds approximately 800,000 shares of Tickets.com common stock.) Also in the quarter, Furniture.com filed its initial registration statement for its initial public offering with the Securities and Exchange Commission on January 27, 2000. (CMG @Ventures III, LLC holds approximately 3% of Furniture.com's outstanding capital stock.) On March 8, 2000, NaviSite announced that its board of directors has approved a follow-on offering of securities to raise approximately $400 - $600 million, subject to market conditions.

     On February 9, 2000, the Company signed a definitive agreement to acquire uBid.com, a leading business to consumer e-commerce auction site for consideration preliminarily valued at $380 million, consisting of CMGI common stock, options to purchase CMGI common stock and estimated additional acquisition costs. Under the terms of the merger agreement, CMGI will issue
 .2628 CMGI shares for every share of uBid.com held on the closing date of the transaction. Closing of the transaction, expected in May 2000, is subject to regulatory approvals and customary closing conditions, including formal approval by uBid.com shareholders.

     On February 14, 2000, the Company signed a definitive agreement to acquire an approximate 94.1% equity stake in Tallan, Inc., a provider of Internet and e-commerce professional services to Fortune 1000 and dot.com companies for consideration preliminarily valued at approximately $920 million. Under the terms of the agreement, the purchase price will consist of approximately $20 million in cash, approximately $300 million in notes payable maturing twenty days from closing, approximately $395 million in notes payable bearing interest at 6.5%, maturing six to nine months after closing and payable in cash or CMGI stock at the option of CMGI, and options to purchase CMGI common stock valued at approximately $200 million. Additionally, the Company currently estimates additional acquisition costs of approximately $5 million. Closing of the transaction is subject to regulatory approvals and customary closing conditions, and is expected to be completed in May 2000.

     On February 29, 2000, the Company announced an agreement with Cable & Wireless plc to issue $500 million in shares of CMGI stock in exchange for $500 million in shares of PCCW, which Cable & Wireless plc will receive upon the completion of Cable &Wireless plc's sale of their Cable & Wireless HKT subsidiary to PCCW.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     On March 10, 2000, the Company completed the acquisition of yesmail.com, a leading outsourcer of permission email marketing technologies and services for consideration preliminarily valued at $671 million, consisting of CMGI common stock, options to purchase CMGI common stock and estimated additional acquisition costs. The Company issued .2504 shares of CMGI for every share of yesmail.com outstanding on the closing date.

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

 Year 2000 Compliance
 --------------------

     The Company and its subsidiaries have not experienced any material problems with network infrastructure, software, hardware and computer systems relating to the inability to recognize appropriate dates related to the year 2000. The Company and its subsidiaries are also not aware of any material Year 2000 problems with customers, suppliers or vendors. Accordingly, the Company and its subsidiaries do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 issues.

                          CMGI, INC. AND SUBSIDIARIES
                   PART I: FINANCIAL INFORMATION (CONTINUED)

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at January 31, 2000 include strategic equity positions in the Internet industry sector, including Lycos, Inc., Critical Path, Ventro, Amazon.com, Inc., Open Market, Inc., Yahoo! Inc., Silknet Software, Inc., Hollywood Entertainment, and Akamai Technologies, Inc. many of which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the equity component of the Company's available-for-sale securities portfolio as of January 31, 2000, would result in an approximate $459 million decrease in the fair value of the Company's available-for-sale securities.

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

     The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At January 31, 2000, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on its outstanding borrowing arrangements.

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

                          CMGI, INC. AND SUBSIDIARIES
                          PART II:  OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

     On March 16, 2000, a derivative action was filed in the Court of Chancery of the State of Delaware against CMGI, Edward A. Bennett, Christopher A. Evans, Craig D. Goldman, Andrew J. Hajducky III, Frederic D. Rosen, Paul L. Schaut, David S. Wetherell and Engage Technologies Inc. The complaint alleges that, in connection with the sale by CMGI of Flycast Communications Corporation and Adsmart Corporation to Engage, CMGI and the individual defendants have violated their fiduciary duties of loyalty and good faith. CMGI believes that the complaint is without merit and intends to contest the claims vigorously.

Item 2. Changes in Securities and Use of
        --------------------------------
Proceeds
--------

1stUp.com Corporation

     On November 4, 1999, the Company acquired all of the outstanding stock of 1stUp.com Corporation, a Delaware corporation ("1stUp.com"). Pursuant to the terms of the acquisition agreement, the Company, among other things, issued an aggregate of 1,437,506 shares of Common Stock to stockholders of 1stUp.com in exchange for such stock. The shares of Common Stock were issued and sold to the stockholders of 1stUp.com in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

Activate.Net Corporation

     On November 16, 1999, the Company acquired all of the outstanding stock of Activate.Net Corporation, a Washington corporation ("Activate"). Pursuant to the terms of the acquisition agreement, the Company, among other things, issued an aggregate of 1,042,108 shares of Common Stock to stockholders of Activate in exchange for such stock. The shares of Common Stock were issued and sold to the stockholders of Activate in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

Clara Vista Corporation

     On November 16, 1999, the Company acquired all of the outstanding stock of Clara Vista Corporation, a Virginia corporation ("Clara Vista"). Pursuant to the terms of the acquisition agreement, the Company, among other things, issued an aggregate of 326,406 shares of Common Stock to stockholders of Clara Vista in exchange for such stock. The shares of Common Stock were issued and sold to the stockholders of Clara Vista in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

Pacific Century CyberWorks Limited

     On November 29, 1999, the Company and Pacific Century CyberWorks Limited, a company listed on The Stock Exchange of Hong Kong ("PCCW"), completed their previously agreed to exchange of stock. The Company received 448,347,107 shares of PCCW stock in exchange for 8,115,942 shares of the Company's common stock. The shares of Common Stock were issued and sold to PCCW in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

AdKnowledge, Inc.

     On November 30, 1999, the Company acquired approximately 88% of the outstanding stock of AdKnowledge Inc., a California corporation ("AdKnowledge"). Pursuant to the terms of the acquisition agreement, the Company, among other things, issued an aggregate of 3,607,720 shares of Common Stock to stockholders of AdKnowledge in exchange for such stock. The shares of Common Stock were issued to the stockholders of AdKnowledge in reliance on Section 3(a)(10) of the Securities Act of 1933, as amended, as an issuance of securities where the terms and conditions of such issuance are approved after a hearing upon the fairness of such terms and conditions by a state governmental authority expressly authorized by law to grant such approval. No underwriters were involved with the issuance and sale of the shares of Common Stock.

                          CMGI, INC. AND SUBSIDIARIES
                    PART II:  OTHER INFORMATION  (Continued)

Tribal Voice, Inc.

     On November 30, 1999, the Company acquired all of the outstanding stock of Tribal Voice, Inc., a Delaware corporation ("Tribal Voice"). Pursuant to the terms of the acquisition agreement, the Company, among other things, issued an aggregate of 190,396 shares of Common Stock to stockholders of Tribal Voice in exchange for such stock. The shares of Common Stock were issued and sold to the stockholders of Tribal Voice in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

Green Witch, LLC

     On January 18, 2000, the Company acquired all of the outstanding membership interests of Green Witch, LLC, a California limited liability company ("Green Witch"). Pursuant to the terms of the acquisition agreement, the Company, among other things, agreed to issue up to an aggregate of 233,009 shares of Common Stock to members of Green Witch in exchange for such membership interests. The issuance of such shares of Common Stock is subject to the satisfaction of certain terms and conditions contained in the acquisition agreement. The shares of Common Stock are to be issued and sold to the members of Green Witch in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

Equilibrium

     On January 18, 2000, the Company acquired all of the outstanding stock of Equilibrium, a California corporation ("Equilibrium"). Pursuant to the terms of the acquisition agreement, the Company, among other things, issued an aggregate of 286,056 shares of Common Stock to stockholders of Equilibrium in exchange for such stock. The shares of Common Stock were issued and sold to the stockholders of Equilibrium in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

                          CMGI, INC. AND SUBSIDIARIES
                    PART II:  OTHER INFORMATION  (Continued)

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

At the 1999 Annual Meeting of Stockholders of the Company (the "Annual Meeting") on December 17, 1999, the following matters were acted upon by the stockholders of the Company:

     1.   The election of two Class III Directors for the ensuing three years;
     2. The approval of the Company's 1999 Stock Option Plan for Non-Employee Directors;
     3. The approval of the amendments to the Company's 1995 Stock Option Plan for Non-Employee Directors;
     4. The approval of the amendments to the Company's 1995 Stock Option Plan; and
     5. Ratification of the appointment of KPMG LLP as independent auditors of the Company for the current year.

     The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of November 5, 1999 was 237,214,550. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are William H. Berkman, Craig D. Goldman, Avram Miller and William D. Strecker. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                                                 VOTES      VOTES      VOTES                   BROKER
                                                  FOR      WITHHELD   AGAINST    ABSTENTIONS  NON-VOTES
1. Election of two Class III Directors:
     David S. Wetherell                       182,104,444   222,250         N.A.         N.A.    N.A.
     Robert J. Ranalli                        182,101,178   225,516         N.A.         N.A.    N.A.

2. Approval of the Company's 1999 Stock
     Option Plan for Non-Employee Directors   165,909,936       N.A.  5,991,642      425,116     N.A.

3. Approval of the amendments to the
     Company's 1995 Stock Option Plan for
     Non-Employee Directors                   173,770,160       N.A.  8,114,622      441,912     N.A.

4. Approval of the amendment to the
     Company's 1986 Stock Option Plan         174,756,924       N.A.  7,090,962      478,808     N.A.

5. Ratification of Independent Auditors       181,789,056       N.A.    253,902      283,736     N.A.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits

             The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of or are included in this Quarterly Report on Form 10-Q.

                          CMGI, INC. AND SUBSIDIARIES
                    PART II:  OTHER INFORMATION  (Continued)

(b)    Reports on Form 8-K

       On November 1, 1999, the Company filed Amendment No. 1 to Current Report on Form 8-K/A to amend the Company's Current Report on Form 8-K dated August 18, 1999 to report under Item 7 (Financial Statements and Exhibits) certain historical financial information of AltaVista Company, the AltaVista Business, Zip2 Corporation and Shopping.com, and certain pro forma financial information of the Company and the AltaVista Business. The following financial statements were filed with, or incorporated by reference into, such report:

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

       Unaudited financial statements of the AltaVista Business as of June 30, 1999 and for the six months ended June 30, 1999 and 1998.

       On November 17, 1999, the Company filed Amendment No. 2 to Current Report on Form 8-K/A to further amend the Company's Current Report on Form 8-K dated August 18, 1999 to report under Item 7 (Financial Statements and Exhibits) certain historical financial information of AltaVista Company, the AltaVista Business, Zip2 Corporation and Shopping.com, and certain pro forma financial information of the Company and the AltaVista Business. The following financial statements were filed with, or incorporated by reference into, such report:

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

       Unaudited financial statements of the AltaVista Business as of June 30, 1999 and for the six months ended June 30, 1999 and 1998.

       On December 17, 1999, the Company filed a Current Report on Form 8-K to report under Item 7 (Financial Statements and Exhibits) certain historical financial information of Flycast Communications Corporation and certain pro forma financial information of the Company and Flycast Communications Corporation. The following financial statements were filed with such report:

                          CMGI, INC. AND SUBSIDIARIES
                    PART II:  OTHER INFORMATION  (Continued)

       Audited financial statements of Flycast Communications Corporation and subsidiary as of December 31, 1997 and 1998 and for the three years in the period ended December 31, 1998.

       Unaudited financial statements of Flycast Communications Corporation and subsidiary as of September 30, 1999 and for the three and nine months ended September 30, 1998 and 1999.

       Unaudited pro forma condensed combined financial information of Registrant as of and for the three months ended October 31, 1999 and for the twelve months ended July 31, 1999.

       On December 17, 1999, the Company filed a Current Report on Form 8-K dated December 15, 1999 to report under Item 5 (Other Events) that the Company had announced a two-for-one stock split. No financial statements were filed with such report.

       On January 24, 2000, the Company filed a Current Report on Form 8-K dated January 12, 2000 to report under Item 5 (Other Events) the completion of the acquisitions of AdForce, Inc. and Flycast Communications Corporation. No financial statements were filed with such report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CMGI, Inc.

                                    By: /s/ Andrew J. Hajducky III
                                        -------------------------------------
Date: March 16, 2000                        Andrew J. Hajducky III, CPA
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer (Principal Financial
                                    and Accounting Officer)

                          CMGI, INC. AND SUBSIDIARIES
                    PART II:  OTHER INFORMATION (Continued)

EXHIBIT INDEX

Item      Description

2.1 Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated as of January 10, 2000, by and among the Registrant, Artichoke Corp. and AdForce, Inc.

2.2 Agreement and Plan of Merger and Reorganization, dated as of December 14, 1999, by and among the Registrant, Mars Acquisition, Inc. and yesmail.com inc. is incorporated by reference to Annex A to the Proxy Statement/Prospectus which is part of the Registrant's Registration Statement on Form S-4 (File No. 333-95977).

2.3 Agreement and Plan of Merger and Contribution, dated as of January 19, 2000, by and among the Registrant, Engage Technologies, Inc., Adsmart Corporation and Flycast Communications Corporation, is incorporated by reference to Exhibit 2 to the Schedule 13D of the Registrant, dated December 22, 1999 (File No. 005-58487).

2.4 Agreement and Plan of Merger and Reorganization, dated as of February 9, 2000, by and among the Registrant, Senlix Corporation and uBid, Inc. is incorporated by reference to Annex A to the Proxy Statement/Prospectus which is part of the Registrant's Registration Statement on Form S-4 (File No. 333-32158).

27.1      Financial Data Schedule for the six months ended January 31, 2000.