Form 10-Q
period 2000-04-30
CMGI INC
filed 2000-06-14
CIK 914712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                     For the quarter ended April 30, 2000

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

                     Yes      X                No
                          ---------                ----------

 Number of shares outstanding of the issuer's common stock, as of June 9, 2000


 Common Stock, par value $.01 per share                   295,233,577
 ---------------------------------------                  -----------
                Class                            Number of shares outstanding

                                  CMGI, INC.
                                   FORM 10-Q

                                     INDEX

                                                                     Page Number
                                                                     -----------
Part I.  FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements
           April 30, 2000 (unaudited) and July 31, 1999                      3

           Consolidated Statements of Operations
           Three and nine months ended April 30, 2000 and 1999
           (unaudited)                                                       4

           Consolidated Statements of Cash Flows
           Nine months ended April 30, 2000 and 1999 (unaudited)             5

           Notes to Interim Unaudited Consolidated Financial Statements   6-14

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           15-31

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk       32

Part II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                                33

  Item 2.  Changes in Securities and Use of Proceeds                        33

  Item 4.  Submission of Matters to a Vote of Security Holders              34

  Item 6.  Exhibits and Reports on Form 8-K                              34-35

SIGNATURE                                                                   36

EXHIBIT INDEX                                                               37

                          CMGI, Inc. and Subsidiaries
                          Consolidated Balance Sheets

               (in thousands, except share and per share amounts)

                                                                                           April 30,      July 31,
                                                                                             1999          2000
                                                                                             ----          ----
ASSETS                                                                                    (Unaudited)
Current assets:
 Cash and cash equivalents                                                                $  674,288    $  468,912
 Available-for-sale securities                                                             1,381,481     1,532,327
 Accounts receivable, trade, less allowance for doubtful accounts                            213,576        41,794
 Inventories                                                                                  40,209         8,367
 Prepaid expenses and other current assets                                                    55,323         5,934
                                                                                          ----------    ----------
Total current assets                                                                       2,364,877     2,057,334
                                                                                          ----------    ----------

Property and equipment, net                                                                  219,894        24,832
Investments in affiliates                                                                    587,019        44,623
Goodwill and other intangible assets, net of accumulated amortization                      5,552,796       149,703
Deferred income taxes                                                                         17,167            --
Other assets                                                                                 197,618       128,102
                                                                                          ----------    ----------
                                                                                          $8,939,371    $2,404,594
                                                                                          ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                                            $  436,901    $   20,000
 Current installments of long-term debt                                                       16,265         5,258
 Accounts payable and accrued expenses                                                       408,429        74,371
 Accrued income taxes                                                                         40,713        11,777
 Deferred income taxes                                                                       476,755       508,348
 Deferred revenues                                                                            29,597         6,726
 Other current liabilities                                                                    51,978        49,849
                                                                                          ----------    ----------
Total current liabilities                                                                  1,460,638       676,329
                                                                                          ----------    ----------

Long-term debt, less current installments                                                    229,952        15,060
Long-term deferred revenues                                                                    1,050         1,509
Deferred income taxes                                                                             --        35,140
Other long-term liabilities                                                                   52,454        18,298
Minority interest                                                                            573,141       184,514
Commitments and contingencies

Preferred stock, $0.01 par value. Authorized 5,000,000 shares; issued 35,000 shares Series B convertible, redeemable preferred stock at July 31, 1999, conversion premium at 4% per annum and issued 375,000 Series C convertible, redeemable preferred stock at April 30, 2000 and July 31, 1999, dividend at 2%
  per annum; both carried at liquidation value                                               381,250       411,283



Stockholders' equity:
  Common stock, $0.01 par value per share. Authorized  400,000,000 shares; issued and outstanding 293,303,274 shares at April 30, 2000 and 191,168,280  shares
  at July 31, 1999                                                                             2,933         1,912

 Additional paid-in capital                                                                6,002,145       234,273
 Deferred compensation                                                                       (34,116)         (180)
 Retained earnings (deficit)                                                                (222,257)      518,102
                                                                                          ----------    ----------
                                                                                           5,748,705       754,107
Accumulated other comprehensive income                                                       492,181       308,354
                                                                                          ----------    ----------
Total stockholders' equity                                                                 6,240,886     1,062,461
                                                                                          ----------    ----------
                                                                                          $8,939,731    $2,404,594
                                                                                          ==========    ==========

 see accompanying notes to interim unaudited consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                   (in thousands, except per share amounts)

                                                               Three months ended April 30,    Nine months ended April 30,
                                                              ------------------------------  -----------------------------
                                                                      2000           1999            2000           1999
                                                                      ----           ----            ----           ----
Net revenue                                                        $ 225,878       $ 43,655     $   503,078       $120,032
Operating expense:
  Cost of revenue                                                    181,052         42,167         410,974        114,911
  Research and development                                            49,671          5,008         101,283         15,510
  In-process research and development                                 41,220          4,500          45,937          4,500
  Selling                                                            128,912         11,268         314,150         26,410
  General and administrative                                          58,618          9,762         126,843         25,931
  Amortization of intangible assets and stock-based
   compensation                                                      481,987          5,017         905,857          8,034
                                                                   ---------       --------     -----------       --------
    Total operating expenses                                         941,460         77,722       1,905,044        195,296
                                                                   ---------       --------     -----------       --------
Operating loss                                                      (715,582)       (34,067)     (1,401,966)       (75,264)
                                                                   ---------       --------     -----------       --------
Other income (deductions):
  Interest income                                                     14,430            852          30,950          2,159
  Interest expense                                                   (12,987)        (1,062)        (26,517)        (3,295)
  Other gains, net                                                   213,537             --         428,035         94,692
  Gain on issuance of stock by subsidiaries and affiliates            19,988            859          71,927         49,626
  Equity in losses of affiliates                                     (10,290)        (3,553)        (15,719)       (13,101)
  Minority interest, net                                              55,980            275         110,844            479
                                                                   ---------       --------     -----------       --------
                                                                     280,658         (2,629)        599,520        130,560
                                                                   ---------       --------     -----------       --------
Income (loss) from continuing operations before income taxes        (434,924)       (36,696)       (802,446)        55,296
Income tax expense (benefit)                                          (6,885)        (9,473)        (71,420)        30,981
                                                                   ---------       --------     -----------       --------
Income (loss) from continuing operations                            (428,039)       (27,223)       (731,026)        24,315

Discontinued operations, net of income taxes:
  Loss from operations of  lists and database services
   segment                                                                --           (527)             --           (806)
                                                                   ---------       --------     -----------       --------
Net income (loss)                                                   (428,039)       (27,750)       (731,026)        23,509
Preferred stock accretion and amortization of discount                (2,170)            --          (9,333)            --
                                                                   ---------       --------     -----------       --------
Net income (loss) available to common stockholders                 $(430,209)      $(27,750)    $  (740,359)      $ 23,509
                                                                   =========       ========     ===========       ========
Basic earnings (loss) per share:                                      $(1.53)        $(0.15)         $(2.94)         $0.13
                                                                   =========       ========     ===========       ========
Diluted earnings (loss) per share:                                    $(1.53)        $(0.15)         $(2.94)         $0.12
                                                                   =========       ========     ===========       ========
Shares used in computing earnings (loss) per share:
  Basic                                                              281,936        187,808         251,560        185,454
                                                                   =========       ========     ===========       ========
  Diluted                                                            281,936        187,808         251,560        203,050
                                                                   =========       ========     ===========       ========

 see accompanying notes to interim unaudited consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                Nine months
                                                              ended April 30,
                                                              ---------------
                                                               2000       1999
                                                               ----       ----
Cash flows from operating activities:
  Income (loss) from continuing operations                $ (731,026) $  24,315
  Adjustments to reconcile income (loss) from continuing
   operations to net cash used for continuing operations:
    Depreciation and amortization                            944,253     12,047
    Deferred income taxes                                   (289,685)    18,810
    Non-operating gains, net                                (499,962)  (144,318)
    Equity in losses of affiliates                            15,719     13,101
    Minority interest                                       (110,844)      (479)
    In-process research and development                       45,937      4,500
    Changes in operating assets and liabilities,
     excluding effects from acquisition and
     deconsolidation of subsidiaries:
      Trade accounts receivable                              (73,902)    (6,016)
      Inventories                                             (8,245)      (778)
      Prepaid expenses                                       (29,546)    (2,470)
      Accounts payable and accrued expenses                   35,025     13,834
      Deferred revenues                                       11,426      4,947
      Refundable and accrued income taxes, net                29,858    (32,629)
      Tax benefit from exercise of stock options             170,627     33,671
      Other assets and liabilities                            (9,779)      (704)
                                                          ----------  ---------
Net cash used for operating activities of continuing
 operations                                                 (500,144)   (62,169)
Net cash used for operating activities of discontinued
 operations                                                       --       (280)
                                                          ----------  ---------
Net cash used for operating activities                      (500,144)   (62,449)
                                                          ----------  ---------

Cash flows from investing activities:
  Additions to property and equipment - continuing
   operations                                               (130,176)    (7,760)
  Additions to property and equipment - discontinued
   operations                                                     --        (63)
  Purchase of available-for-sale securities, net of
   maturities                                                (31,632)   (31,123)
  Proceeds from sale of stock investments                  1,007,883     80,283
  Investments in affiliates                                 (232,565)   (22,865)
  Cash paid for acquisitions of subsidiaries, net of
   cash acquired                                            (182,426)   (26,518)
  Other                                                       (4,597)     1,600
                                                          ----------  ---------
Net cash provided by (used for) investing activities         426,487     (6,446)
                                                          ----------  ---------

Cash flows from financing activities:
  Net proceeds from (repayments of) notes payable             86,444     (6,656)
  Repayments of long-term debt                                (4,608)    (4,904)
  Net proceeds from issuance of Series B convertible
   preferred stock                                                --     49,805
  Net proceeds from issuance of common stock                  29,591      5,655
  Net proceeds from issuance of stock by subsidiaries        163,533      5,925
  Other                                                        4,073       (709)
                                                          ----------  ---------
Net cash provided by financing activities                    279,033     49,116
                                                          ----------  ---------

Net increase (decrease) in cash and cash equivalents         205,376    (19,779)
Cash and cash equivalents at beginning of period             468,912     61,537
                                                          ----------  ---------
Cash and cash equivalents at end of period                $  674,288  $  41,758
                                                          ==========  =========

 see accompanying notes to interim unaudited consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by CMGI, Inc. ("CMGI" or "the Company") in accordance with generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 1999 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("the SEC") on October 29, 1999. The results for the three- and nine-month periods ended April 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with current year presentation.

B.  TWO-FOR-ONE COMMON STOCK SPLIT

On January 11, 2000, the Company effected a two-for-one common stock split in the form of a stock dividend. Accordingly, the consolidated financial statements have been retroactively adjusted for all periods presented to reflect this event.

C.  OTHER GAINS, NET

During the nine months ended April 30, 2000, the Company sold 7,976,990 shares of Yahoo! Inc. common stock, 260,000 shares of Open Market, Inc. common stock and 87,698 shares of Amazon.com Inc. common stock for total proceeds of approximately $1 billion. The Company recorded pre-tax gains of $417.4 million, $5.8 million and $4.2 million on the sales of the Yahoo! Inc. common stock, Open Market, Inc. common stock and Amazon.com Inc. common stock, respectively.

D.  GAIN ON ISSUANCE OF STOCK BY SUBSIDIARIES AND AFFILIATES

In October 1999, the Company's subsidiary, NaviSite, Inc., commenced its initial public offering of common stock, issuing approximately 11 million shares at a price of $7 per share, (each as adjusted for the two for one stock split effected during the third fiscal quarter) raising $69.6 million in net proceeds for NaviSite, Inc. As a result of the initial public offering, the Company's ownership interest in NaviSite Inc. was reduced from approximately 89.6% to approximately 71.8%. The Company recorded a pre-tax gain of $46.4 million as a result of the initial public offering.

In November 1999, the underwriters of NaviSite Inc.'s initial public offering exercised their over-allotment option in full to purchase an additional 825,000 shares of common stock at $7 per share. As a result, the Company's ownership interest in NaviSite Inc. was further reduced from approximately 71.8% to approximately 69.5%. The Company recorded a pre-tax gain of $5.5 million as a result of the exercise of the over-allotment.

In February 2000, the Company's affiliate, Vicinity Corp., completed its initial public offering of common stock, issuing approximately 8 million shares at a price of $17 per share, raising $126.1 million in net proceeds for Vicinity Corp. As a result of the initial public offering, the Company's ownership interest in Vicinity Corp. was reduced from approximately 29% to approximately 21%. The Company recorded a pre-tax gain of $20.9 million as a result of this initial public offering.

The pre-tax gains represent the increase in the book value of the Company's net equity in the subsidiary or affiliate as a result of the subsidiary or affiliates' stock issuances.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

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

In January 2000, CMGI completed its acquisition of AdForce, Inc. (AdForce), a leading online provider of centralized, outsourced ad management and delivery services. The total purchase price for AdForce was valued at approximately
$545 million, consisting of 11,270,209 shares of CMGI common stock valued at approximately $473 million, options and warrants to purchase CMGI common stock valued at approximately $70.9 million, and direct acquisition costs of approximately $1.1 million. Of the purchase price, $9.3 million was allocated to in-process research and development, which was charged to operations during the third quarter of fiscal 2000.

In January 2000, CMGI completed its acquisition of Flycast Communications Corporation (Flycast), a leading provider of Web-based direct response advertising solutions. The total purchase price for Flycast was valued at approximately $905.3 million consisting of 14,611,499 shares of CMGI common stock valued at approximately $716.6 million, options and warrants to purchase CMGI common stock valued at approximately $168.2 million, and direct acquisition costs of approximately $20.5 million. Of the purchase price, $29.3 million was allocated to in-process research and development, which was charged to operations during the third quarter of fiscal 2000.

In March 2000, CMGI completed its acquisition of yesmail.com (yesmail), a leading outsourcer of permission e-mail marketing technologies and services.
The total purchase price for yesmail was valued at approximately $597.2 million consisting of 5,120,181 shares of CMGI common stock valued at approximately $546.4 million, options to purchase CMGI common stock valued at approximately $45.3 million, and direct acquisition costs of approximately $5.5 million. The value of the Company's shares included in the purchase price was recorded net of a weighted average 2% market value discount to reflect the restrictions on transferability on certain shares.

In April 2000, CMGI completed its acquisition of approximately 94.2% of Tallan, Inc. (Tallan), a leading provider of Internet and e-commerce services to Fortune 500, Global 2000 and dot.com companies. The total purchase price for Tallan was valued at approximately $904.8 million consisting of cash totaling $342.3 million, options to purchase CMGI common stock valued at approximately $188.3 million, short-term promissory notes valued at approximately $368.7 million, and direct acquisition costs of approximately $5.5 million.

In April 2000, CMGI completed its acquisition of uBid, Inc., (uBid) a leading e-commerce auction site. The total purchase price for uBid was valued at approximately $390.1 million consisting of 3,068,374 shares of CMGI common stock valued at approximately $360.6 million, options to purchase CMGI common stock valued at approximately $26.5 million, and direct acquisition costs of approximately $3.0 million.

In April 2000, CMGI contributed Flycast and Adsmart Corporation (Adsmart) to Engage, Inc. (Engage), a majority-owned subsidiary of CMGI. Upon completion of the transaction, CMGI received approximately 64 million shares of Engage common stock, and Flycast and Adsmart became wholly-owned subsidiaries of Engage. As a result of the transaction, CMGI's ownership interest in Engage increased to approximately 87% and CMGI recorded a decrease to its consolidated stockholders' equity of $31.8 million, net of deferred income taxes, to reflect this transaction.

During the first quarter of fiscal year 2000, the Company also completed its acquisitions of ExchangePath (formerly iClickCharge), iAtlas, Inc. (iAtlas) and Signatures SNI, Inc. (Signatures Network) for combined consideration of approximately $65 million in CMGI common stock, convertible notes, cash and commitments to fund a total of approximately $113 million in operating capital.

During the second quarter of fiscal year 2000, the Company also completed its acquisitions of 1stUp.com (1stUp), Clara Vista, Activate.net Corporation (Activate), AdKnowledge, Inc. (AdKnowledge), Tribal Voice, Equilibrium, GreenWitch, LLC (GreenWitch) and the remaining 33% minority interest in Netwright not already owned by CMGI, for combined consideration of approximately $347 million in CMGI and subsidiary common stock, options and warrants to purchase common stock of CMGI and subsidiaries and notes which are payable in CMGI common stock. In the first step of the AdKnowledge transaction, CMGI acquired an 88% equity stake in AdKnowledge. The second step of the AdKnowledge transaction, the contribution of AdKnowledge shares held by AdKnowledge shareholders, including CMGI, to Engage in exchange for approximately 10.3 million shares of Engage common stock closed in December 1999. Upon completion of the transaction, CMGI received approximately 9.8 million shares of Engage, and AdKnowledge became a wholly-owned subsidiary of Engage.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

During the third quarter of fiscal year 2000, the Company, or its subsidiaries, completed the acquisitions of four other companies, including Raging Bull, Inc. (Raging Bull), a CMGI affiliate, Transium Corporation (Transium), ClickHear, Inc. (ClickHear) and AdTECH Advertising Service Providing GmbH (AdTECH) (in which the Company acquired an 80.29% ownership interest) for combined consideration of approximately $195.5 million in cash, CMGI and subsidiary common stock and options.

The acquisitions completed during the first nine months of fiscal 2000 have been accounted for using the purchase method and, accordingly, the purchase prices have been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. Goodwill and other intangibles, totaling $6.1 billion, were recorded related to acquisitions, and are being amortized on a straight-line basis over periods ranging from two to five years. The acquired companies are included in the Company's consolidated financial statements from the dates of acquisition.

The purchase prices for these acquisitions were allocated as follows:

            (in thousands)                        AltaVista          AdForce           Flycast           yesmail
                                                  ---------          -------           -------           -------
Working capital, including cash (cash
 overdraft) acquired                            $  (39,604)         $ 33,808          $ 34,377        $   15,378

Property and equipment                              44,460            10,360            11,751             3,195
Other assets (liabilities), net                     15,786            (5,078)           (2,518)            2,044
Goodwill                                         2,199,426           438,350           738,537           576,623
Developed technology                               128,128            29,440            35,000                --
Other identifiable intangible assets                40,575            28,820            58,820                --
In-process research and development                     --             9,300            29,300                --
                                                ----------          --------          --------        ----------
Purchase price                                  $2,388,771          $545,000          $905,267        $  597,240
                                                ==========          ========          ========        ==========


            (in thousands)                         Tallan              uBid             Others            Total
                                                   ------            -------            ------            -----
Working capital, including cash (cash
 overdraft) acquired                            $   13,793          $ 22,927          $ 17,701        $   98,380

Property and equipment                               3,062             5,423            10,828            89,079
Other assets (liabilities), net                        341                --            13,028            23,603
Goodwill                                           887,630           361,758           536,542         5,738,866
Developed technology                                    --                --             7,150           199,718
Other identifiable intangible assets                    --                --            15,160           143,375
In-process research and development                     --                --             7,337            45,937
                                                ----------          --------          --------        ----------
Purchase price                                  $  904,826          $390,108          $607,746        $6,338,958
                                                ==========          ========          ========        ==========

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

The above allocation of the AltaVista purchase price represents the Company's 81.5% interest in the fair values of the acquired underlying assets and liabilities of AltaVista. The purchase price allocations for each of the acquisitions which were consummated during the first nine months of fiscal year 2000 are preliminary and are subject to adjustment upon finalization of the
purchase accounting.   The in-process research and development charge of
$45.9 million recorded during the nine months ended April 30, 2000 relates to the acquisitions of AdForce, Flycast, ExchangePath, AdKnowledge and Equilibrium. The finalization of the valuations supporting purchase price allocations for yesmail, Tallan, uBid and Raging Bull may result in a significant portion of the aggregate purchase price of $2.1 billion being identified as in-process research and development, which will be charged to operating results in the fourth quarter of fiscal 2000 when the amounts are determined.

At April 30, 2000, amortization of intangible assets and stock-based compensation consists of:

(in thousands)                                      Three months ended April 30,                Nine months ended April 30,
                                                    ----------------------------                ---------------------------
                                                     2000                  1999                  2000                  1999
                                                     ----                  ----                  ----                  ----
Amortization of intangible assets                $419,992                $4,697              $835,729                $7,215
Amortization of stock-based
 compensation                                      45,295                   320                53,428                   819

Impairment of intangible asset                     16,700                    --                16,700                    --
                                                 --------                ------              --------                ------
Total                                            $481,987                $5,017              $905,857                $8,034
                                                 ========                ======              ========                ======

Presented below is unaudited selected pro forma financial information for the nine-month periods ended April 30, 2000 and 1999 as if the acquisitions of AltaVista, AdForce, Flycast, yesmail, Tallan and uBid had occurred at the beginning of each period. The unaudited pro forma financial information excludes the impact of acquisitions other than AltaVista, AdForce, Flycast, yesmail, Tallan and uBid, whose historical results are not material to the pro forma financial information shown below. In-process research and development charges totaling $38.6 million which were recorded during the nine months ended April 30,2000 related to the acquisitions of AdForce and Flycast are excluded from the pro forma results as they are not indicative of normal operating results. The unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the acquisitions been consummated on the dates assumed and do not project the Company's results of operations for any future period:


Nine months ended April 30,                          2000                  1999
---------------------------                          ----                  ----
(in thousands)
Net revenue                                   $   834,739           $   291,730
                                              ===========           ===========
Net loss                                      $(1,301,099)          $(1,147,016)
                                              ===========           ===========
Net loss per share (basic and diluted)        $     (4.70)          $     (4.39)
                                              ===========           ===========

During the first nine months of fiscal year 2000, the Company, through its limited liability company subsidiaries, CMG@Ventures I, LLC, CMG@Ventures II, LLC, CMG@Ventures III, LLC, CMG@Ventures Expansion, LLC, CMGI@Ventures IV, LLC, CMGI@Ventures B2B, LLC and CMGI@Ventures Technology Fund, LLC, acquired initial or follow-on minority ownership interests in 49 Internet companies for an aggregate total of approximately $212 million. These included investments in Answerlogic, Ironmax, FoodBuy.com, GX Media and Half.com which the Company accounts for using the equity method. The finalization of the purchase accounting for the Company's investments in Answerlogic and Ironmax may result in a significant portion of the aggregate $15 million purchase price being identified as in-process research and development, which will be charged to operating results in the fourth quarter when the amounts are determined.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

On October 29, 1999, the Company purchased 250,000 shares of Akamai Technologies (NASDAQ: AKAM) common stock at a cost of $26 per share. On November 29, 1999, the Company and Pacific Century CyberWorks Limited (PCCW), a company listed on the Stock Exchange of Hong Kong, completed their previously agreed to exchange of stock. The Company received approximately 448.3 million shares of PCCW stock in exchange for approximately 8.1 million shares of the Company's common stock. On April 7, 2000, the Company and Netcentives (NASDAQ: NCNT) completed an exchange of stock, whereby the Company received approximately 1.7 million shares of Netcentives common stock in exchange for approximately 425,000 shares of the Company's common stock. The Netcentives shares received were valued at $32 million, which represents the value of the CMGI shares issued in the exchange on the date the agreement was executed, less a market value discount to reflect the restrictions on transferability. The Akamai and Netcentives common stock acquired is accounted for as an available-for-sale security and is carried at fair value based on quoted market prices. The PCCW stock acquired is subject to a three year restriction on transferability and accordingly is accounted for as
a long-term asset at cost.   The cost recorded for the PCCW stock is $302
million, which represents the fair value of the CMGI shares issued in the exchange as of the date the share exchange agreement was executed, less a fair market value discount of 10% to reflect the restrictions on transferability.


F.  SEGMENT INFORMATION

The Company's continuing operations have been classified in two primary business segments, (i) Internet and (ii) fulfillment services. The Internet segment focuses on strategic Internet opportunities afforded by the Internet and interactive media markets. The fulfillment services segment provides product and literature fulfillment and supply chain management, telemarketing, and outsourced e-business program management services. During the three months and nine months ended April 30, 2000, one customer accounted for 17% and 22% of the
net revenues of the Internet segment, respectively.   During the three months
and nine months ended April 30, 2000, one customer accounted for 61% and 56% of
the net revenues of the fulfillment services segment, respectively.   Summarized
financial information by business segment for continuing operations is as follows:

(in thousands)                                      Three months ended April 30,                Nine months ended April 30,
                                                    ----------------------------                ---------------------------
                                                     2000                  1999                  2000                  1999
                                                     ----                  ----                  ----                  ----
Net revenue:
  Internet                                      $ 182,819              $ 10,610           $   383,188              $ 20,424
  Fulfillment services                             43,059                33,045               119,890                99,608
                                                ---------              --------           -----------              --------
                                                $ 225,878              $ 43,655           $   503,078              $120,032
                                                =========              ========           ===========              ========

Operating income (loss):
  Internet                                      $(718,255)             $(35,632)          $(1,409,926)             $(77,991)
  Fulfillment services                              2,673                 1,565                 7,960                 2,727
                                                ---------              --------           -----------              --------
                                                $(715,582)             $(34,067)          $(1,401,966)             $(75,264)
                                                =========              ========           ===========              ========

All of the acquisitions during the first nine months of the fiscal year relate to the Internet segment and are the primary reasons for the increase in the net assets of the Company. Other gains, net, minority interest and equity in losses of affiliates as reported in the Consolidated Statements of Operations for the nine months ended April 30, 2000 and 1999 relate to the Internet segment. All significant intercompany transactions have been eliminated, and intersegment revenues are not significant.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

G.  BORROWING ARRANGEMENTS

In conjunction with its acquisition of AltaVista, the Company issued three year notes totaling $220 million to Compaq, a wholly-owned subsidiary of Compaq, due August 18, 2002. Interest, payable at a rate of 10.5% per annum, is due and payable semiannually on each February 18 and August 18 until the note is paid in full. Principal and interest payments due on the notes are payable, at the option of CMGI, in cash, marketable securities (as defined in the note) or any combination thereof.

In conjunction with its acquisition of Tallan, the Company issued three short-term promissory notes totaling approximately $368.7 million. Interest on each note is payable at a rate of 6.5% per annum. Principal and interest payments due on the notes are payable on September 30, 2000 and December 31, 2000, at the option of CMGI, in cash, marketable securities or any combination thereof. The value of the promissory notes included in the purchase price was recorded net of discounts to reflect the difference between the actual interest rates of the promissory notes and the Company's current incremental borrowing rates for similar types of borrowing transactions. The discounts are being amortized over the life of the notes, which mature between September 2000 and December 2000.

In April 2000, the Company entered into a forward sale agreement with an investment bank. The transaction hedges a portion of the Company's investment in common stock of Yahoo! Inc. Under the terms of the contract the Company agreed to deliver, at its discretion, either cash or Yahoo! Inc. common stock in three separate tranches, with maturity dates ranging from August 2000 to February 2001. Under the first tranche, which was executed in April 2000, the Company agreed to deliver 581,499 shares of Yahoo! Inc. common stock or the cash equivalent, to the investment bank in August 2000 and in exchange, received $106.4 million, or 90.75% of the fair market value of the shares on the execution date, in cash. Under the terms of the second and third tranches, both executed in May 2000, the Company agreed to deliver an additional 581,499 shares of Yahoo! Inc. common stock in November 2000 and 47,684 shares of Yahoo! common stock in February 2001. See note M.

The amount payable at maturity will fluctuate according to pre-determined formulas based on the fair market value of the Yahoo! Inc. common stock at the respective settlement dates. At April 30, 2000, the Company has recorded a short-term liability in notes payable of approximately $67 million, net of appropriate discount to reflect the effective interest component of the transaction. This liability, which will generally move in tandem with the changes in the fair market value of the Yahoo! Inc. common stock, represents the current fair value of the amount due at settlement under the first tranche of the contract. The net unrealized gain on the contract at April 30, 2000 is approximately $41.5 million, and is included in accumulated other comprehensive income.

Upon its maturity in January 2000, the Company repaid the entire amount of its previously outstanding $20 million collateralized corporate notes payable.

H.  EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. The effect of convertible preferred stock using the "if-converted" method and the dilutive effect of common stock equivalents were anti-dilutive for the three and nine months ended April 30, 2000 and, therefore, have been excluded from the calculation of diluted earnings per share.

If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from income (loss) from continuing operations the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial for the three and nine months ended April 30, 2000 and 1999.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

The reconciliation of the denominators of the basic and diluted earnings (loss) per share computations is as follows:

(in thousands)                                         Three months ended April 30,                Nine months ended April 30,
                                                       ----------------------------                ---------------------------
                                                        2000                  1999                  2000                  1999
                                                        ----                  ----                  ----                  ----
Weighted average number of common shares
   Outstanding - basic                               281,936               187,808               251,560               185,454
Weighted average number of dilutive common stock
 equivalents                                              --                    --                    --                17,596
                                                     -------               -------               -------               -------
Shares used in computing diluted earnings (loss)
 per share                                           281,936               187,808               251,560               203,050
                                                     =======               =======               =======               =======

I.  COMPREHENSIVE INCOME

The components of comprehensive income, net of income taxes, are as follows:

(in thousands)                                          Three months ended April 30,                Nine months ended April 30,
                                                        ----------------------------                ---------------------------
                                                         2000                  1999                  2000                  1999
                                                         ----                  ----                  ----                  ----
Net income (loss)                                   $(430,209)             $(27,750)          $  (740,359)             $ 23,509

Net unrealized holding gain (loss) arising during
 period                                              (364,852)              (60,543)              435,619               422,987

Less: reclassification adjustment for gain
 realized in net income (loss)                       (125,613)                   --              (251,792)               (4,119)
                                                    ---------              --------             ---------              --------
Comprehensive income (loss)                         $(920,674)             $(88,293)          $  (556,532)             $442,377
                                                    =========              ========             =========              ========


J.  CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

(in thousands)                                 Nine months ended April 30,
                                               ---------------------------
                                                   2000               1999
                                                   ----               ----
Cash paid during the period for:
  Interest                                      $12,663            $ 2,857
                                                =======            =======
  Income taxes                                  $13,835            $10,615
                                                =======            =======

Substantially all of the consideration for acquisitions of businesses by the Company, or its subsidiaries, during the first nine months of fiscal 2000 included the issuance of shares of the Company's or its subsidiaries' stock, stock options and/or the issuance of seller's notes.

During the nine months ended April 30, 2000, significant non-cash investing activities included the exchange of 8.1 million shares of the Company's common stock for approximately 448.3 million shares of PCCW stock. The PCCW shares received were valued at $302 million, which represents the value of the CMGI shares issued in the exchange on the date the agreement was executed, less a market value discount to reflect the restrictions on transferability. In addition, the Company exchanged approximately 425,000 shares of the Company's common stock for approximately 1.7 million shares of Netcentives common stock. In April 2000, the remaining 35,000 shares of CMGI Series B convertible preferred stock, with a face amount of $35 million and an accumulated conversion premium of $2.0 million were converted into 2,834,520 shares of the Company's common stock.

                          CMGI, INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


K.  AVAILABLE-FOR-SALE SECURITIES

At April 30, 2000, available-for-sale securities primarily consist of common stock investments. Available-for-sale securities are carried at fair value based on quoted market prices, net of a market value discount to reflect any remaining restrictions on transferability. Available-for-sale securities at April 30, 2000 included approximately 12.9 million shares of Lycos Inc. valued at $599 million, 2.3 million shares of Yahoo! Inc. valued at $303 million,
3.7 million shares of Kana Communications, Inc. valued at $157 million,
1.3 million shares of Critical Path, Inc. (Critical Path) valued at $76 million,
2.2 million shares of Ventro Corporation (formerly Chemdex Corporation) valued at $60 million, 4.4 million shares of Hollywood Entertainment valued at $31 million and 250,000 shares of Akamai Technologies, Inc. (Akamai) valued at $25 million.

Shares of publicly traded companies held by CMG@Ventures I and II which have been allocated to CMG@Ventures I's and II's profit members have been classified in other non-current assets in the accompanying Consolidated Balance Sheet and valued at carrying value as of the date of allocation. Certain shares included in available-for-sale securities at April 30, 2000 may be required to be allocated to CMG@Ventures I's and II's profit members in the future. A net unrealized holding gain of $492.2 million, net of deferred income taxes of $423.8 million, has been reflected in the equity section of the consolidated balance sheet based on the change in market value of the available-for-sale securities from dates of acquisition to April 30, 2000.


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

In November 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 100, "Restructuring and Impairment Charges."
In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company expects that adoption of SAB 100 and 101 will have no material impact on its financial position or its results of operations.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

In January 2000, the Emerging Issues Task Force of the FASB issued Issue 99-17, "Accounting for Advertising Barter Transactions" ("EITF 99-17"). EITF 99-17 established accounting and reporting standards for barter transactions that involve nonmonetary exchanges of advertising and was adopted by the Company on January 20, 2000. It requires that an entity recognize revenue and expenses from advertising barter transactions at the fair value of the advertising surrendered only when an entity has a historical practice of receiving cash for similar transactions. The adoption of EITF 99-17 did not have a material impact on the Company's results of operations and financial position for the three months ended April 30, 2000.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" - an interpretation of APB Opinion No. 25 (FIN 44). FIN 44 applies prospectively to new stock option awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000. Although the Company is still in process of analyzing the impact of FIN 44, if any, on its consolidated statements and related disclosures, the Company expects that there will be no material impact on its financial position or its results of operations.

M.  SUBSEQUENT EVENTS

In May 2000, the Company executed the second and third tranches of a forward sale agreement with an investment bank, hedging an additional 629,183 shares of the Company's Yahoo! Inc. common stock and in exchange, received $74.2 million, or 87.9% of the fair market value of the shares on the execution dates, in cash. See Footnote G for further discussion of this transaction.

Also subsequent to April 30, 2000, the Company sold 1,115,314 shares of its Yahoo! Inc. common stock for total proceeds of approximately $136 million.

On May 5, 2000, stockholders of CMGI approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of capital stock from 405,000,000 to 1,405,000,000 shares.

On May 19, 2000, the Company and Primedia, Inc. (NYSE: PRM), completed their previously agreed-to exchange of stock. The Company received approximately 8.0 million shares of Primedia, Inc. stock in exchange for approximately 1.5 million shares of CMGI common stock.

On June 13, 2000, CMGI purchased 980,873 additional shares of common stock of its NaviSite subsidiary for $50 million.

On June 12, 2000, the Company's subsidiary, Engage announced a definitive agreement to acquire MediaBridge Technologies, Inc., a leading provider of cross-media closed loop targeted marketing systems. Under the terms of the agreement, Engage will issue approximately 14.5 million shares of Engage common stock to the shareholders of MediaBridge, subject to adjustment under certain circumstances. The acquisition is subject to MediaBridge shareholder approval and is expected to be completed by September 2000.

On June 13, 2000, eBay announced that it has agreed to acquire the Company's affiliate, Half.com, in a stock-for-stock merger. The exact number of total shares to be issued will be determined in accordance with an agreed upon formula but is expected to be between 4.6 million and 5.5 million eBay shares. The acquisition is subject to receipt of necessary approvals and is expected to be completed during eBay's third quarter ending September 30, 1999. CMGI acquired its 23% fully diluted ownership in Half.com for approximately $10 million in January 2000 through its CMGI@Ventures IV, LLC subsidiary. In accordance with the terms of an underlying operating agreement, 20% of gains realized by CMGI@Ventures IV, LLC are attributable to outside profit members.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in this section under the heading "Factors That May Affect Future Results" and elsewhere in this report, the risks discussed in the "Factors That May Affect Future Results" section included in the Company's Annual Report on Form 10-K filed with the SEC on October 29, 1999, and the risks discussed in the Company's other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

BASIS OF PRESENTATION

     Certain amounts for prior periods in the accompanying consolidated financial statements, and in the discussion below, have been reclassified to conform with current period presentations.

THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED APRIL 30, 1999

     Net revenue for the quarter ended April 30, 2000 increased $182,223,000, or 417%, to $225,878,000 from $43,655,000 for the quarter ended April 30, 1999. The increase was largely attributable to an increase of $172,209,000 in net revenue for the Company's Internet segment due to the acquisitions of yesmail.com and Tallan Inc. (Tallan) during the third quarter of fiscal year 2000, the acquisitions of 1stUp.com, Activate.net, AdForce, AdKnowledge and Flycast during the second quarter of fiscal 2000, the acquisitions of AltaVista and Signatures Network during the first quarter of fiscal 2000 and increased net revenue from Adsmart, Engage, MyWay.com, NaviPath, and NaviSite. Additionally, net revenue in the Company's fulfillment services segment increased $10,014,000 primarily reflecting increased volume of turnkey business from Cisco and the impact of orders processed through SalesLink's new Guadalajara, Mexico facility, which was opened during the second quarter of fiscal 2000. The Company believes that its subsidiary companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities. Additionally, on April 28, 2000 the Company acquired uBid.com. Based on the timing of the acquisition of uBid.com Inc. (uBid), the Company did not record any income statement related activity in its consolidated April 30, 2000 income statement. In addition, on June 12, 2000, Engage entered into a definitive agreement to acquire Media Bridge Technologies. As a result of both increased sales by existing companies, and incremental revenues from new acquisitions, the Company expects to report future revenue growth.

     Cost of revenue increased $138,885,000, or 329%, to $181,052,000 in the third quarter of fiscal 2000 from $42,167,000 for the corresponding period in fiscal 1999, reflecting increases of $131,196,000 and $7,689,000 in the Internet and fulfillment services segments, respectively. Internet segment cost of revenue increases were primarily attributable to higher revenues as a result of the acquisitions of yesmail.com, Tallan, 1stUp.com, Activate.net, AdForce, AdKnowledge, Flycast, AltaVista and Signatures Network and the acceleration of operations for other subsidiaries within the segment. Cost of revenue increased in the fulfillment services segment primarily as a result of higher revenue. Cost of revenue as a percentage of revenues in the Internet segment decreased to 80% in the third quarter of fiscal 2000 from 144% in the same period during the prior year, primarily as a result of the acquisitions of AdForce, AltaVista, Signatures Network and Tallan and improved margin percentages at NaviSite. Fulfillment services segment cost of revenue as a percentage of net revenue decreased to 80% in the third quarter of fiscal 2000 from 81% in the second quarter of fiscal 1999, primarily reflecting increased operating efficiencies related to turnkey operations.

     Research and development expenses increased $44,663,000, or 892%, to $49,671,000 in the quarter ended April 30, 2000 from $5,008,000 in the prior year's third quarter. All research and development expenses in both periods were incurred within the Company's Internet segment. The increase as compared to the prior year was primarily due to the acquisitions of AltaVista and AdForce and the increased development efforts at Engage, NaviSite, iCast, and MyWay.com. In-process research and development expense increased $36,720,000 to $41,220,000 in the quarter ended April 30, 2000 from

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

$4,500,000 during the three months ended April 30, 1999. The increase in the in-process research and development expense was due to in-process research and development charges to operations during the third quarter of fiscal year 2000 as a result of the Flycast, AdForce and Equilibrium acquisitions.
All in-process research and development expenses were incurred within the Company's Internet segment. Further, related to the Company's acquisitions and investments made during the third quarter of fiscal year 2000, the acquisition accounting and valuations supporting purchase price allocations for total investments of approximately $2.1 billion related to yesmail.com, Tallan, uBid, Raging Bull, Inc. (Raging Bull), AnswerLogic and IronMax may result in a significant portion of the purchase price being identified as in-process research and development, which will be charged to operating results in the fourth quarter of fiscal 2000 when the amounts are determined. The Company anticipates it will continue to devote substantial resources to product development and acquisitions of companies developing technology and that these costs may substantially increase in future periods.

     Selling expenses increased $117,644,000, or 1,044%, to $128,912,000 in the third quarter ended April 30, 2000 from $11,268,000 for the corresponding period in fiscal 1999, primarily reflecting a $117,636,000 increase in the Company's Internet segment. The increased costs in the Internet segment are primarily due to the acquisitions of yesmail.com, 1stUp.com, Activate.net, AdForce, AdKnowledge, Flycast, AltaVista, Signatures Network, ExchangePath, I/PRO and 2CAN, increased CMGI corporate expenses and the continued growth of sales and marketing efforts at various other CMGI subsidiaries including iCast, NaviSite and NaviPath related to product launches and infrastructure. Selling expenses in the fulfillment services segment remained flat in comparison with last year's third quarter. Selling expenses as a percentage of net revenues increased to 57% in the third quarter of fiscal 2000 from 26% for the corresponding period in fiscal 1999, primarily reflecting the impact of acquisitions, and the expansion of sales and marketing efforts related to product launches and infrastructure within the Company's Internet segment. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that these costs will substantially increase in future periods.

     General and administrative expenses increased $48,856,000, or 500%, to $58,618,000 in the third quarter of fiscal 2000 from $9,762,000 for the corresponding period in fiscal 1999. The Internet segment experienced an increase of $47,696,000, primarily due to the acquisitions of Tallan, AdForce, 1stUp.com, Activate.net, AdKnowledge, Flycast, AltaVista, Signatures Network, ExhangePath, Activerse, I/PRO and 2CAN. Additionally, Internet segment general and administrative expense increases reflected approximately $5 million in acquisition costs incurred by Engage related to its acquisitions of Adsmart and Flycast from CMGI, increased CMGI corporate expenses, and the building of management infrastructures in several of the Company's Internet segment subsidiaries including NaviSite, NaviPath and CMGI Solutions. General and administrative expenses in the fulfillment services segment increased by $1,160,000 in comparison with last year's third quarter, largely due to the building of management infrastructure. General and administrative expenses as a percentage of net revenues increased to 26% in the third quarter of fiscal 2000 from 22% in the third quarter of fiscal 1999. The Company anticipates that its general and administrative expenses will continue to increase significantly as the Company adds newly acquired subsidiaries and as existing subsidiaries continue to grow and expand their administrative staffs and infrastructures.

     Amortization of intangible assets and stock-based compensation increased $476,970,000, or 9,507%, to $481,987,000 in the third quarter of fiscal 2000 from $5,017,000 for the corresponding period in fiscal 1999, reflecting a $476,921,000 increase in the Internet segment, primarily due to the acquisitions of yesmail.com, Tallan, 1stUp.com, Activate.net, AdForce, AdKnowledge, Flycast, AltaVista, Activerse, Equilibrium, I/PRO and 2CAN and a $17 million impairment charge associated with goodwill previously recorded by the Company's Magnitude Network subsidiary. Additionally, included in the amortization of intangible assets and stock-based compensation amounts were $45,295,000 and $320,000 of amortization of stock-based compensation for the three months ended April 30, 2000 and 1999, respectively. Approximately $36.6 million of the $45.3 million third quarter fiscal 2000 amortization of stock-based compensation expense was related to the acceleration of the vesting of options to purchase approximately 323,000 shares of CMGI common stock options previously issued to four former executives of Flycast under pre-existing severance agreements. The Company anticipates that its amortization of intangibles and stock-based compensation expense will continue to increase significantly as the result of the April 28, 2000 acquisition of uBid and as the Company and its subsidiaries continue to acquire new companies in the future.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     Gain on the issuance of stock by subsidiaries and affiliates in the third quarter ended April 30, 2000, primarily reflects completion of the initial public offering of common stock by Vicinity Corp., an affiliate of the Company, which resulted in a pre-tax gain of $20,915,000. This gain is offset by $927,000 of pre-tax loss due to the issuance of stock by certain subsidiaries and affiliates related to the exercise of stock options. Gain on issuance of stock by subsidiaries and affiliates for the third quarter of fiscal 1999 of $859,000 arose primarily as a result of the issuance of stock by GeoCities in its acquisition of Futuretouch.

     Other gains, net in the third quarter of fiscal 2000 primarily reflect a pre-tax gain of $209,348,000 on the sale of 1,666,990 shares of Yahoo! Inc. common stock and a pre-tax gain of $4,189,000 on the sale of 87,698 shares of Amazon.com. common stock. There were no other gains, net in the third quarter of fiscal 1999.

     Minority interest, net increased to $55,980,000 in the third quarter of fiscal 2000 from $275,000 in the third quarter of fiscal 1999, primarily reflecting minority interest in the net losses of six subsidiaries during the third quarter of fiscal 2000, including AltaVista, Engage, NaviSite, AdForce, Signatures Network and MyWay.com.

     Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates for the quarter ended April 30, 2000 includes the results from the Company's minority ownership in Answerlogic, Engage Technologies Japan, Inc., FoodBuy.com, GX Media.com, Half.com, Ironmax, ThingWorld.com, WebCT and Vicinity. Equity in losses of affiliates for the quarter ended April 30, 1999 included the results from the Company's minority ownership in Engage Technologies Japan, GeoCities, Magnitude Network, Silknet and ThingWorld.com. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

     Interest income increased $13,578,000 to $14,430,000 in the third fiscal quarter of 2000 from $852,000 in the third quarter of fiscal 1999, primarily reflecting increased interest income associated with higher average corporate cash equivalent balances compared with the prior year. Interest expense increased $11,925,000 to $12,987,000 in the third fiscal quarter of 2000 from $1,062,000 in the third quarter of fiscal 1999, primarily due to the notes issued as part of the AltaVista and Tallan acquisitions.

       Income tax benefit in the third quarter of fiscal 2000 was $6,885,000. Exclusive of taxes provided for significant, unusual or extraordinary items, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. Income tax benefit in the third quarter of fiscal 1999 was $9,473,000. In determining the Company's effective tax rate for the third quarter of fiscal 1999, one-time in-process research and development expense and gain on stock issuance by GeoCities were excluded.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

NINE MONTHS ENDED APRIL 30, 2000 COMPARED TO NINE MONTHS ENDED APRIL 30, 1999

     Net revenue for the nine months ended April 30, 2000 increased $383,046,000, or 319%, to $503,078,000 from $120,032,000 for the nine months ended April 30, 1999. The increase was largely attributable to an increase of $362,764,000 in net revenue for the Company's Internet segment, reflecting the acquisitions of yesmail.com and Tallan during the third quarter of fiscal 2000, the acquisitions of 1stUp.com, Activate.net, AdForce, AdKnowledge and Flycast during the second quarter of fiscal 2000, the acquisitions of AltaVista and Signatures Network during the first quarter of fiscal 2000 and increased net revenue from Adsmart, Engage, MyWay.com, NaviPath, and NaviSite. Included in Internet segment revenues in the first fiscal quarter was approximately
$12 million recorded by AltaVista's Shopping.com subsidiary related to the completion of a large order for the sale of computer equipment purchased by Shopping.com from Compaq and sold to FreePC, an AltaVista investee. Additionally, net revenue in the Company's fulfillment services segment increased $20,282,000, primarily reflecting increased volume of turnkey business from Cisco and growth in Internet - related fulfillment business, including the completion of an approximate $4.3 million special project order from JuniorNet, a leading Web destination for children, during the first quarter of fiscal 2000. The Company believes that its subsidiary companies will continue to develop and introduce their products commercially, actively pursue increased revenue from new and existing customers, and look to expand into new market opportunities. Additionally, on April 28, 2000, the Company acquired uBid.com. Based on the timing of the acquisition of uBid.com, the Company did not record any income statement related activity in its consolidated April 30, 2000 statement of operations. In addition, on June 12, 2000, Engage entered into a definitive agreement to acquire Media Bridge Technologies. As a result of both increased sales by existing companies, and incremental revenues from new acquisitions, the Company expects to report future revenue growth.

     Cost of revenue increased $296,063,000, or 258%, to $410,974,000 for the nine months ended April 30, 2000 from $114,911,000 for the corresponding period in fiscal 1999, reflecting increases of $285,554,000 and $10,509,000 in the Internet and fulfillment services segments, respectively. Internet segment cost of revenue increases were primarily attributable to higher revenues as a result of acquisitions and the acceleration of operations for other subsidiaries within the segment. Cost of revenue increased in the fulfillment services segment primarily as a result of higher revenues. Cost of revenue as a percentage of revenues in the Internet segment decreased to 82% in the first nine months of fiscal 2000 from 148% in the same period during the prior year, primarily as a result of the acquisitions of AdForce, AltaVista, Signatures Network and Tallan and improved margin percentages at NaviSite. Fulfillment services segment cost of revenue as a percentage of net revenue decreased to 79% in the first nine months of fiscal 2000 from 85% in the first nine months of fiscal 1999, primarily reflecting increased operating efficiencies related to turnkey operations.

     Research and development expenses increased $85,773,000, or 553%, to $101,283,000 for the nine months ended April 30, 2000 from $15,510,000 for the corresponding period in fiscal 1999. All research and development expenses in both periods were incurred within the Company's Internet segment. The increase as compared to the prior year was primarily due to the acquisitions of AltaVista, AdForce and ExchangePath and the increased development efforts at
Engage, NaviSite, iCast, and MyWay.com.   In-process research and development
expense was $45,937,000 during the nine months ended April 30, 2000, resulting from the Flycast, AdForce, Equilibrium, AdKnowledge and ExchangePath acquisitions. All in-process research and development expenses were incurred within the Company's Internet segment. Further, related to the Company's acquisitions and investments made during the third quarter of fiscal year 2000, the acquisition accounting and valuations supporting purchase price allocations for total investments of approximately $2.1 billion related to yesmail, Tallan, uBid, Raging Bull, AnswerLogic and IronMax may result in a significant portion of the purchase price being identified as in-process research and development, which will be charged to operating results in the fourth quarter of fiscal 2000 when the amounts are determined. The Company anticipates it will continue to devote substantial resources to product development and acquisitions of companies developing technology and that these costs may substantially increase in future periods.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     Selling expenses increased $287,740,000, or 1,090%, to $314,150,000 for the nine months ended April 30, 2000 from $26,410,000 for the corresponding period in fiscal 1999, primarily reflecting a $288,329,000 increase in the Company's Internet segment. The increased costs in the Internet segment are primarily due to the acquisitions of yesmail.com, 1stUp.com, Activate.net, AdForce, AdKnowledge, Flycast, AltaVista, Signatures Network, ExchangePath and Activerse and the continued growth of sales and marketing efforts at various other CMGI subsidiaries related to product launches and infrastructure. Selling expenses in the fulfillment services segment decreased by $589,000 in comparison with last year's first nine months due primarily to headcount reductions. Selling expenses as a percentage of net revenue increased to 62% for the nine months ended
April 30, 2000 from 22% for the corresponding period in fiscal 1999, primarily reflecting the impact of the acquisition of AltaVista, including the impact of AltaVista advertising costs in support of the launch of its new media and commerce network, the impact of the Company's other Internet acquisitions and the expansion of sales and marketing efforts related to product launches and infrastructure. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that these costs will substantially increase in future periods.

     General and administrative expenses increased $100,912,000, or 389%, to $126,843,000 for the nine months ended April 30, 2000 from $25,931,000 for the corresponding period in fiscal 1999. The Internet segment experienced an increase of $95,873,000, primarily due to the acquisitions of Tallan, 1stUp.com, Activate.net, AdKnowledge, Flycast, AltaVista, Signatures Network, ExchangePath and Activerse. Additionally, Internet segment general and administrative expense increases reflected approximately $5 million in acquisition costs incurred by Engage related to its acquisition of Adsmart and Flycast from CMGI, increased CMGI corporate expenses, and the building of management infrastructures in several of the Company's other Internet segment subsidiaries. General and administrative expenses in the fulfillment services segment increased by $5,039,000 in comparison with last year's corresponding period, largely due to the building of management infrastructure. General and administrative expenses as a percentage of net revenues increased to 25% for the nine months ended
April 30, 2000 from 22% for the corresponding period in fiscal 1999. The Company anticipates that its general and administrative expenses will continue to increase significantly as the Company adds newly acquired subsidiaries and as existing subsidiaries continue to grow and expand their administrative staffs and infrastructures.

       Amortization of intangible assets and stock-based compensation increased $897,823,000, or 11,175%, to $905,857,000 for the nine months ended April 30,
2000 from $8,034,000 for the corresponding period in fiscal 1999, reflecting a $897,734,000 increase in the Internet segment, primarily due to the acquisitions of yesmail.com, Tallan, 1stUp.com, Activate.net, AdForce, AdKnowledge, Flycast, AltaVista, Signatures Network, Activerse, 2CAN and a $17 million impairment charge associated with goodwill previously recorded by the Company's Magnitude Network subsidiary. Additionally, included in the amortization of intangible assets and stock-based compensation amounts were $53,428,000 and $819,000 of amortization of stock-based compensation for the nine months ended April 30, 2000 and 1999, respectively. Approximately $36.6 million of the $53.4 million amortization of stock-based compensation expense recorded in the nine months ended April 30, 2000 was related to the acceleration of the vesting of options to purchase approximately 323,000 shares of CMGI common stock previously issued to four former executives of Flycast under pre-existing severance agreements. The Company anticipates that its amortization of intangibles and stock-based compensation expense will continue to increase significantly as a result of the April 28, 2000 acquisition of uBid and as the Company and its subsidiaries continue to acquire new companies in the future.

     Gain on issuance of stock by subsidiaries and affiliates for the nine months ended April 30, 2000 primarily reflects the Company's first quarter pre-tax gain of $46,432,000 on the issuances of stock by NaviSite in its initial public offering, the second fiscal quarter pre-tax gain of $5,474,000 on the issuance of stock by NaviSite as a result of the exercise of the underwriters' over-allotment option in its initial public offering and the third quarter pre-tax gain of $20,915,000 on the issuance of common stock by Vicinity Corp. in its initial public offering . Gain on issuance of stock by subsidiaries and affiliates for the corresponding period ended April 30, 1999 included a $29,373,000 gain on stock issuances by GeoCities and a $20,253,000 gain on issuance of stock by Lycos. Gain on stock issuances by GeoCities in fiscal 1999 arose primarily as a result of the sale of stock by GeoCities in its initial public offering in August 1998 and the issuance of stock by GeoCities in its acquisitions of Starseed, Inc. (known as WebRing) in December 1998 and Futuretouch during the third fiscal quarter of 1999. The fiscal 1999 gain on stock issuance by Lycos resulted primarily from the issuance of stock by Lycos for its acquisition of WhoWhere?

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     Other gains, net for the nine months ended April 30, 2000 primarily reflect a pre-tax gain of $417,400,000 on the sale of 7,976,990 shares of Yahoo! Inc. common stock, a pre-tax gain of $5,832,000 on the sale of 260,000 shares of Open Market, Inc. common stock and a pre-tax gain of $4,200,000 on the sale of 87,698 shares of Amazon.com common stock. Other gains, net recorded in the nine months ended April 30, 1999 included a $45,475,000 gain on the sale of Lycos, Inc. common stock, a $23,158,000 gain on the sale of investment in Reel.com, Inc., a $19,057,000 gain on sale of investment in Sage Enterprises, Inc. and a $7,002,000 gain on the sale of Amazon.com, Inc. common stock.

     Minority interest, net increased to $110,844,000 for the nine months ended April 30, 2000 from $479,000 for the corresponding period in fiscal 1999, primarily reflecting minority interest in net losses of seven subsidiaries during the first nine months of fiscal 2000, including AdForce, AltaVista, Blaxxun, Engage, Signatures Network, NaviSite and MyWay.com.

     Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates for the nine months ended April 30, 2000 primarily includes the results from the Company's minority ownership in Answerlogic, Engage Technologies Japan, Inc., FoodBuy.com, GX Media.com, Half.com, Ironmax, ThingWorld.com, Vicinity Corp. and WebCT. Equity in losses of affiliates for the nine months ended April 30, 1999 included the results from the Company's minority ownership in Lycos, GeoCities, ThingWorld.com, Silknet, Speech Machines, MotherNature.com, Magnitude Network and Engage Technologies Japan, Inc. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

     Interest income increased $28,791,000 to $30,950,000 for the nine months ended April 30, 2000 from $2,159,000 for the comparable period in fiscal 1999, primarily reflecting increased income associated with higher average corporate cash equivalent balances compared with the prior year and interest earned by Engage and NaviSite on cash raised from their initial public offerings. Interest expense increased $23,222,000 to $26,517,000 for the nine months ended April 30, 2000 from $3,295,000 in the corresponding period in fiscal 1999, primarily due to the notes issued as part of the AltaVista and Tallan acquisitions and higher corporate collateralized borrowings through January 2000, at which time the company repaid its $20 million note payable to a bank.

     Income tax benefit for the nine months ended April 30, 2000 was $71,420,000. Exclusive of taxes provided for significant, unusual or extraordinary items, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. Interest tax expense from continuing operations for the nine months ended
April, 30, 1999 was $30,891,000. In determining the Company's effective tax rate for fiscal 1999, one-time in-process research, gains on stock issuances by Lycos and GeoCities, gains on sales of investments in Sage Enterprises, Inc. and Reel.com, Inc. and gains on sales of Lycos, Inc. and Amazon. Com, Inc. common stock were excluded.

In-Process Research and Development Expense

Flycast

     In January 2000, CMGI completed its acquisition of Flycast, for total purchase consideration of $905.3 million. Management is primarily responsible for estimating the fair value of purchased in-process research and development. The portion of the purchase price allocated to in-process research and development (IPRD) was $29.3 million or approximately 3.2% of the total purchase price. The value allocated to projects identified as IPRD has been charged to operations during the third quarter of fiscal 2000.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     At the acquisition date, Flycast was in the process of developing technology, which would add functionality and features and developing a new platform for its product. The IPRD had not yet reached technological feasibility and had no alternative uses. The IPRD under development may not achieve commercial viability. The technological feasibility of the in-process product is established when the enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.

     At acquisition date, management estimated that completion of the Flycast IPRD would be accomplished in May 2000. The initial development effort had commenced in late April through November 1999. At the valuation date, the new technology had not reached a completed prototype stage, although some beta testing on portions of the technology had begun. At the valuation date, the IPRD was approximately 65% complete, based on costs incurred on the IPRD through the acquisition date versus the total costs estimated to complete it. As of June 2000, the IPRD has been substantially completed.

     The value of in-process research and development was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including assembled workforce, working capital and fixed assets. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for in-process research and development was 30%, a premium over the estimated weighted-average cost of capital of 24%. The resulting net cash flows to which the discount rate was applied are based on Flycast management's estimates of revenues, operating expenses and income taxes from such acquired in process technology.

Other

     During the first nine months of fiscal year 2000, CMGI acquired four other companies for purchase prices valued at a combined total of $758.6 million, including ExchangePath, AdKnowledge, AdForce and Equilibrium, for which a portion of the purchase prices was allocated to IPRD. Management is primarily responsible for estimating the fair value of purchased in-process research and development. The portion of the purchase price allocated to IPRD for each of these acquisitions were as follows: ExchangePath ($2.4 million, or approximately 19.3% of the total purchase price), AdKnowledge ($2.3 million, or approximately 1.4% of the total purchase price), AdForce ($9.3 million, or approximately 1.7% of the total purchase price) and Equilibrium ($2.6 million, or approximately 6.5% of the total purchase price). The values allocated to the projects identified as IPRD have been charged to operations during the nine months ended April 30, 2000.

     At the acquisition dates, the projects in development for ExchangePath, AdKnowledge, AdForce and Equilibrium had not yet reached technological feasibility and had no alternative uses. The IPRD under development may not achieve commercial viability. The technological feasibility of the in-process product is established when the enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.

     The value of in-process research and development was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including assembled workforce, working capital and fixed assets. The cash flows are then discounted to present value at an appropriate rate. The resulting net cash flows to which the discount rates were applied were based on management's estimates of revenues, operating expenses and income taxes from such acquired technology.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at April 30, 2000 decreased to $904 million compared to $1.4 billion at July 31, 1999. Approximately $151 million of the net decrease in working capital is attributable to the decrease in available-for sale securities and approximately $326 million is attributable to the increase in notes payable, primarily related to the Tallan acquisition. The Company's principal sources of capital during the first nine months of fiscal 2000 were from the sales of Yahoo! Inc. common stock in the open market and the forward sale of Yahoo! Inc. common stock, net proceeds from the issuances of common stock, primarily by NaviSite in its initial public offering and net cash acquired through acquisitions of subsidiaries. The Company's principal uses of capital during the first nine months of fiscal 2000 were $500 million for funding of operations, primarily those of start-up activities in the Company's Internet segment and $130 million for purchases of property and equipment.

     The first nine months of fiscal year 2000 the Company sold 7,976,990 shares of Yahoo! Inc. common stock, 260,000 shares of Open Market, Inc. common stock and 87,698 shares of Amazon.com, Inc. and received proceeds of approximately $991.2 million, $9.2 million and $5.7 million, respectively. In April 2000, the Company entered into a forward sale agreement with an investment bank. The transaction hedges a portion of the Company's investment in common stock of Yahoo! Inc. Under the terms of the contract the Company agreed to deliver, at its discretion, either cash or Yahoo! Inc. common stock in three separate tranches, with maturity dates ranging from August 2000 to February 2001. Under the first tranche, which was executed in April 2000, the Company agreed to deliver 581,499 shares of Yahoo! Inc. common stock or the cash equivalent, to the investment bank in August 2000 and in exchange, received $106.4 million, or 90.75% of the fair market value of the shares on the execution date, in cash. Under the terms of the second and third tranches, both executed in May 2000, the Company agreed to deliver an additional 581,499 shares of Yahoo! Inc. common stock in November 2000 and 47,684 shares of Yahoo! Inc. common stock in February 2001 and in exchange, received $74.2 million, or 87.9% of the fair market value of the shares on the execution date, in cash. Subsequent to April 30, 2000, the Company sold 1,115,314 shares of its Yahoo! Inc. common stock for total proceeds of approximately $136 million.

     On October 22, 1999, NaviSite commenced its initial public offering at $7 per share, raising $69.6 million, net of issuance and other costs. In November 1999, NaviSite raised an additional $10.8 million pursuant to the exercise of the underwriters' over-allotment option. CMGI currently owns approximately 39.2 million shares of NaviSite common stock.

     On June 13, 2000, CMGI purchased 980,873 additional shares of common stock of its NaviSite subsidiary for $50 million.

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

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     In January 2000, CMGI completed its acquisition of Flycast, a leading provider of web-based direct response advertising solutions. The total purchase price for Flycast was valued at approximately $905.3 million consisting of approximately 14,611,499 shares of CMGI common stock valued at approximately $716.6 million, options and warrants to purchase CMGI common stock valued at approximately $168.2 million, and direct acquisition costs of approximately $20.5 million. In April 2000, CMGI contributed Flycast and Adsmart to Engage, a majority-owned subsidiary of CMGI. Upon completion of the transaction, CMGI received approximately 64 million shares of Engage common stock, and Flycast and Adsmart became wholly-owned subsidiaries of Engage. As a result of the transaction, CMGI's ownership interest in Engage increased to approximately 87%.

     In March 2000, CMGI completed its acquisition of yesmail, a leading outsourcer of permission email marketing technologies and services. The total purchase price for yesmail was valued at approximately $597.2 million consisting of 5,120,181 shares of CMGI common stock valued at approximately $546.4 million, options to purchase CMGI common stock valued at approximately $45.3 million, and direct acquisition costs of approximately $5.5 million.

     In April 2000, CMGI completed its acquisition of approximately 94.2% of Tallan leading provider of Internet and e-commerce services to Fortune 500, Global 2000 and dot.com companies. The total purchase price for Tallan was valued at approximately $904.8 million consisting of cash totaling
$342.3 million, options to purchase CMGI common stock valued at approximately $188.3 million, promissory notes valued at approximately $368.7 million, and direct acquisition costs of approximately $5.5 million.

     In April 2000, CMGI completed its acquisition of uBid a leading e-commerce auction site. The total purchase price for uBid was valued at approximately $390.1 million consisting of 3,068,374 shares of CMGI common stock valued at approximately $360.6 million, options to purchase CMGI common stock valued at approximately $26.5 million, and direct acquisition costs of approximately
$3.0 million.

     During the first nine months of fiscal year 2000, the Company, or its subsidiaries, also completed its acquisitions of ExchangePath, iAtlas, Inc., Signatures SNI, Inc., 1stUp.com, Clara Vista, Activate.net, AdKnowledge, Tribal Voice, Equilibrium, GreenWitch, Raging Bull, Transium, ClickHear, and AdTECH (in which the Company acquired an 80.29% ownership interest) and the remaining 33% minority interest in Netwright not already owned by CMGI, for combined consideration of approximately $607.5 million and commitments to fund a total of approximately $113 million in operating capital. Combined consideration for these additional acquisitions included CMGI and subsidiaries common stock, convertible notes, options and warrants to purchase common stock of CMGI and subsidiaries, notes which are payable in CMGI common stock, and cash. In the first step of the AdKnowledge transaction, CMGI acquired an 88% equity stake in AdKnowledge. The second step of the AdKnowledge transaction, the contribution of AdKnowledge shares held by AdKnowledge shareholders, including CMGI, to Engage in exchange for approximately 10.3 million shares of Engage common stock, closed in December 1999. Upon completion of the transaction, CMGI received approximately 9.8 million shares of Engage, and AdKnowledge became a wholly-owned subsidiary of Engage.

     During the first nine months of fiscal year 2000, the Company, through its limited liability company subsidiaries, CMG@Ventures I, LLC, CMG@Ventures II, LLC, CMG@Ventures III, LLC, CMGI@Ventures IV, LLC, CMGI@Ventures B2B Fund, LLC, CMGI@Ventures Technology Fund, LLC and CMGI@Ventures Expansion Fund LLC acquired initial or follow-on minority ownership interests in 49 Internet companies for an aggregate total of approximately $212 million. On October 29, 1999, the Company purchased 250,000 shares of Akamai Technologies common stock at a cost of $26 per share. On November 29, 1999, the Company and PCCW, completed their previously agreed to exchange of stock. The Company received approximately
448.3 million shares of PCCW stock in exchange for approximately 8.2 million shares of the Company's common stock. On April 7, 2000, the Company and Netcentives, completed their previously agreed to exchange of stock. The Company received approximately 1.7 million shares of Netcentives common stock in exchange for approximately 425,000 shares of the Company's common stock. On May 19, 2000, the Company and Primedia Inc., completed their previously agreed to exchange of stock. The Company received approximately 8.0 million shares of Primedia, Inc. common stock in exchange for approximately 1.5 million shares of CMGI common stock.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     During the Company's second fiscal quarter, CMGI announced the launch of the CMGI @Ventures B2B Fund, a new venture fund to be focused exclusively on business-to-business Internet venture capital investments. During the second fiscal quarter, CMGI also announced the launch of the CMGI @Ventures Technology Fund, which will exclusively focus on investing in and supporting Internet enabling technologies and infrastructure companies that are synergistic with CMGI and the CMGI @Ventures network. Each fund is expected to reach up to $1 billion in capital and will have CMGI as its sole limited investor. On
March 1, 2000, the Company along with Hicks, Muse, Tate, & Frusta Incorporated,
(HMTF), and PCCW, announced the formation of another new venture capital partnership, @Ventures Global Partners. Under the terms of the partnership, the parties have each committed to invest up to $500 million, for a total of up to $1.5 billion, to support the development of Internet companies based in Asia, Europe, and the Americas. The Company expects to raise capital for the new funds through the sale of marketable securities, the issuance and sale of Company securities, borrowings or otherwise from outside sources, or a combination of the foregoing. There can be no assurance that the Company will be able to raise sufficient funds for the CMGI @Ventures B2B Fund, the CMGI @Ventures Technology Fund or the @Ventures Global Partners fund, or that CMGI will be able to raise such funds on terms that are favorable to the Company.

     On June 12, 2000, the Company's subsidiary, Engage announced a definitive agreement to acquire MediaBridge Technologies, Inc., a leading provider of cross-media closed loop targeted marketing systems. Under the terms of the agreement, Engage will issue approximately 14.5 million shares of Engage common stock to the shareholders of MediaBridge, subject to adjustment under certain circumstances. The acquisition is subject to MediaBridge shareholder approval and is expected to be completed by September 2000.

     On December 17, 1999, AltaVista filed with the Securities and Exchange Commission a registration statement for the initial public offering of shares of its common stock. MotherNature.com (Nasdaq: MTHR) commenced its IPO on December 9, 1999. (CMG@Ventures II, LLC currently holds 1.2 million shares of MotherNature.com common stock.) On November 4, 1999, Tickets.com, Inc. (Nasdaq:
TIXX) commenced its IPO. (CMG@Ventures II, LLC currently holds approximately 800,000 shares of Tickets.com common stock.) During the third quarter, on February 8, 2000. Vicinity Corp. (Nasdaq: VCNT) commenced its IPO. (CMG@Ventures I and II, LLC collectively hold 5.8 million shares of Vicinity common stock.)

       On February 29, 2000, the Company announced an agreement with Cable & Wireless place to issue $500 million in shares of CMGI stock in exchange for $500 million in shares of PCCW, which Cable & Wireless place will receive upon the completion of Cable & Wireless place's sale of their Cable & Wireless HKT subsidiary to PCCW.

     The Company intends to continue to fund existing and future Internet efforts, acquire additional companies for cash, stock, or other consideration and to actively seek new CMGI@Ventures investment opportunities. Similar to CMGI's current Internet subsidiaries, future Internet company acquisitions will likely be in early stages of business development and therefore are expected to require additional cash funding by the Company to fund their operations. The Company believes that existing working capital and the availability of available-for-sale securities which could be sold or posted as additional collateral for additional loans, will be sufficient to fund its operations, investments and capital expenditures for the foreseeable future. Additionally, the Company may also choose to raise additional capital through private placements. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through public or private offerings of the Company's or its subsidiaries' stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company.

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

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

FUTURE RESULTS OF CERTAIN SUBSIDIARIES

     The following forward-looking statements regarding the expected future results of certain subsidiaries of the Company were presented by management of the Company at a recent investor conference, each as updated as of the date hereof. When referring to current or expected profitability of its subsidiaries, the Company's remarks addressed profitability on a basis of earnings before interest, taxes, depreciation and amortization, or "EBITDA" basis. "EBITDA" should not be considered by investors as an alternative to net income or income from operations. When referring to annualized revenues of its subsidiaries, the Company's remarks are based on revenues during the Company's third fiscal quarter for each respective subsidiary. Those updated statements are as follows:

     CMGI Solutions, on a pro forma basis giving effect to the expected contribution of Tallan, was profitable for the month of May 2000. Its annualized revenues are currently $100 million. It is also expected that Clara Vista, wholly-owned CMGI subsidiary will be contributed to CMGI Solutions. On a pro forma basis giving effect to the expected contribution of both Tallan and Clara Vista, CMGI Solutions is expected to reach its first month of profitability by fiscal year end.

     AltaVista is expected to reach its first month of profitability by the end of the second quarter of fiscal 2001. Its annualized revenues are currently $230 million.

     uBid is expected to reach its first month of profitability by the end of the first quarter of fiscal 2002. Its annualized revenues are currently $380 million.

     Engage is expected to reach its first month of profitability by the end of the second quarter of fiscal 2002. Its annualized revenues are currently in excess of $230 million.

     Readers are cautioned not to place undue reliance on these statements, which reflect management's analysis, judgment, belief or expectation only as of the date of this filing and which are preliminary and inherently speculative. The Company undertakes no obligation to update these forward-looking statements.

     This section contains forward-looking statements, which address the expected growth, revenues and profitability of certain subsidiaries of the Company. The important factors and uncertainties set forth below in "Factors That May Affect Future Results," among others, could cause actual results to differ materially from those described in these forward-looking statements. For a detailed discussion of other cautionary statements relating to Engage, please refer to Engage's filings with the Securities and Exchange Commission, including Engage's Annual Report on Form 10-K for the most recently ended fiscal year. For a detailed discussion of other cautionary statements relating to AltaVista, please refer to AltaVista's filings with the Securities and Exchange Commission, including AltaVista's Registration Statement on Form S-1 (File No. 333-93013).

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to, the following:

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

We may not have operating income or net income in the future.

     During the fiscal year ended July 31, 1999 and for the nine months ended April 30, 2000, we had an operating loss of approximately $127 million and $1.4 billion, respectively. We anticipate continuing to incur significant operating expenses in the future including significant cost of revenues, selling, general and administrative and amortization expenses. As a result, we expect to continue to incur operating losses and may not have enough money to grow our business in the future.

We may have problems raising money we need in the future.

     In recent years, we have financed our operating losses in part with profits from selling some of the stock of companies in which we had invested. This funding source may not be sufficient in the future, and we may need to obtain funding from outside sources. However, we may not be able to obtain funding from outside sources. In addition, even if we find outside funding sources, we may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of shares of our common stock. We may also be required to take other actions, which may lessen the value of our common stock, including borrowing money on terms that are not favorable to us.

Our success depends greatly on increased use of the Internet by business and individuals.

     Our success depends greatly on increased use of the Internet for advertising, marketing, providing services, and conducting business. Commercial use of the Internet is currently at an early stage of development and the future of the Internet is not clear. In addition, it is not clear how effective advertising on the Internet is in generating business as compared to more traditional types of advertising such as print, television and radio. Because a significant portion of our business depends on our Internet operating company subsidiaries, our business will suffer if commercial use of the Internet fails to grow in the future.

We may incur significant costs to avoid investment company status and may suffer adverse consequences if deemed to be an investment company.

     We may incur significant costs to avoid investment company status and may suffer other adverse consequences if deemed to be an investment company under the Investment Company Act of 1940. Some of our equity investments in other businesses and our venture subsidiaries may constitute investment securities under the 1940 Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the 1940 Act unless a particular exclusion or Commission safe harbor applies. If we were to be deemed an investment company, we would become subject to the requirements of the 1940 Act. As a consequence, we would be prohibited from engaging in business or issuing our securities as we have in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable, and a court-appointed receiver could take control of us and liquidate our business.

     Although our investment securities currently comprise less than 40% of our total assets, fluctuations in the value of these securities or of our other assets may cause this limit to be exceeded. Unless an exclusion or safe harbor was available to us, we would have to attempt to reduce our investment securities as a percentage of our total assets. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we otherwise would. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets.
We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

We depend on certain important employees, and the loss of any of those employees may harm our business.

     Our performance is substantially dependent on the performance of our executive officers and other key employees, in particular, David S. Wetherell, our chairman, president, and chief executive officer, Andrew J. Hajducky III, our executive vice president, chief financial officer and treasurer, and David Andonian, our president, corporate development. The familiarity of these individuals with the Internet industry makes them especially critical to our success. In addition, our success is dependent on our ability to attract, train, retain and motivate high quality personnel, especially for our management team. The loss of the services of any of our executive officers or key employees may harm our business. Our success also depends on our continuing ability to attract, train, retain, and motivate other highly qualified technical and managerial personnel. Competition for such personnel is intense.

In fiscal 1999 and the first nine months of fiscal 2000, we derived a significant portion of our revenues from a small number of customers and loss of any of those customers could significantly damage our business.

     During the fiscal year ended July 31, 1999, sales to Cisco Systems, Inc. accounted for 36% of our total revenues and 47% of our revenues from our fulfillment services segment. During the nine months ended April 30, 2000, sales to Cisco accounted for 13.4 % of our total revenues and 56.4% of our revenues from our fulfillment services segment. We currently do not have any agreements with Cisco which obligate this customer to buy a minimum amount of products from us or to designate us as its sole supplier of any particular products or services. During the nine months ended April 30, 2000, sales to DoubleClick, Inc. accounted for 16.5% of our total revenues and 21.6% of our revenues from our Internet segment. We believe that we will continue to derive a significant portion of our operating revenue from sales to a small number of customers.

Our strategy of expanding our business through acquisitions of other businesses and technologies presents special risks.

     We intend to continue to expand through the acquisition of businesses, technologies, products and services from other businesses. Acquisitions involve a number of special problems, including:

   . difficulty integrating acquired technologies, operations, and personnel with the existing business;
   . diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;
   . strain on managerial and operational resources as management tries to oversee larger operations;
   . exposure to unforeseen liabilities of acquired companies;
   . potential issuance of securities in connection with the acquisition which securities lessen the rights of holders of our currently outstanding securities;
   . the need to incur additional debt; and . the requirement to record additional future operating costs for the amortization of goodwill and other intangible assets, which amounts could be significant.

     We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree on our ability to successfully manage growth and integrate acquisitions. In addition, many of our investments are in early-stage companies with limited operating histories and limited or no revenues. We may not be able to successfully develop these young companies.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

Growing concerns about the use of "cookies" may limit our ability to develop user profiles.

     Web sites typically place small files of information commonly known as "cookies" on a user's hard drive, generally without the user's knowledge or consent. Cookie information is passed to the Web site through the Internet user's browser software. Our technology currently uses cookies to collect information about an Internet user's movement through the Internet. Most of the currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive, and a small minority of users currently choose to do so. Users can also delete cookies from their hard drive at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and recently, the FTC initiated an informal inquiry into the data collection practices of DoubleClick, Inc. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies is limited, we would likely have to switch to other technology that allows us to gather demographic and behavioral information. This could require significant reengineering time and resources, might not be completed in time to avoid negative consequences to our business, financial condition or results of operations, and might not be possible at all.

If the United States or other governments regulate the Internet more closely, our business may be harmed.

     Because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as privacy, pricing, taxation and content. The enactment of any additional laws or regulations may impede the growth of the Internet and our Internet-related business and could place additional financial burdens on our business.

To succeed, we must respond to the rapid changes in technology and distribution channels related to the Internet.

     The markets for our Internet products and services are characterized by:

   . rapidly changing technology;
   . evolving industry standards;
   . frequent new product and service introductions;
   . shifting distribution channels; and
   . changing customer demands.

     Our success will depend on our ability to adapt to this rapidly evolving marketplace. We may not be able to adequately adapt our products and services or to acquire new products and services that can compete successfully. In addition, we may not be able to establish and maintain effective distribution channels.

We are subject to intense competition.

     The market for Internet products and services is highly competitive. Moreover, the market for Internet products and services lacks significant barriers to entry, enabling new businesses to enter this market relatively easily. Competition in the market for Internet products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our products and services. In addition, many of our current and potential competitors have greater financial, technical, operational and marketing resources. We may not be able to compete successfully against these competitors in selling our goods and services. Competitive pressures may also force prices for Internet goods and services down and such price reductions may reduce our revenues.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

Our strategy of selling assets of or investments in the companies that we have acquired and developed presents risks.

     One element of our business plan involves raising cash for working capital for our Internet business by selling, in public or private offerings, some of the companies, or portions of the companies, that we have acquired and developed. Market and other conditions largely beyond our control affect:

   . our ability to engage in such sales;
   . the timing of such sales; and
   . the amount of proceeds from such sales.

     As a result, we may not be able to sell some of these assets. In addition, even if we are able to sell, we may not be able to sell at favorable prices.
If we are unable to sell these assets at favorable prices, our business will be harmed.

The value of our business may fluctuate because the value of some of our assets fluctuates.

     A portion of our assets include the equity securities of both publicly traded and non-publicly traded companies. In particular, we own a significant number of shares of common stock of Lycos, Inc., Hollywood Entertainment Corporation, Kana Communications, Inc., Yahoo!, Marketing Services Group, Inc., Ventro Corporation, Netcentives, Critical Path, Inc., MotherNature.com, Inc., Pacific Century CyberWorks Limited, and Vicinity Corp., which are publicly traded companies. The market price and valuations of the securities that we hold in these and other companies may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of the securities that we hold in other companies may result in fluctuations of the market price of our common stock and may reduce the amount of working capital available to us.

Our growth places strains on our managerial, operational and financial resources.

     Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. Further, as the number of our users, advertisers and other business partners grows, we will be required to manage multiple relationships with various customers, strategic partners and other third parties. Our further growth or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources, inhibiting our ability to achieve the rapid execution necessary to successfully implement our business plan. In addition, our future success will also depend on our ability to expand our sales and marketing organization and our support organization commensurate with the growth of our business and the Internet.

We must develop and maintain positive brand name awareness.

     We believe that establishing and maintaining our brand names is essential to expanding our Internet business and attracting new customers. We also believe that the importance of brand name recognition will increase in the future because of the growing number of Internet companies that will need to differentiate themselves. Promotion and enhancement of our brand names will depend largely on our ability to provide consistently high-quality products and services. If we are unable to provide high-quality products and services, the value of our brand name may suffer.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

Our quarterly results may fluctuate widely.

     Our operating results have fluctuated widely on a quarterly basis during the last several years, and we expect to experience significant fluctuation in future quarterly operating results. Many factors, some of which are beyond our control, have contributed to these quarterly fluctuations in the past and may continue to do so. Such factors include:

   . demand for our products and services;
   . payment of costs associated with our acquisitions, sales of assets and investments;
   . timing of sales of assets;
   . market acceptance of new products and services;
   . specific economic conditions in the Internet and direct marketing industries; and
   . general economic conditions.

     The emerging nature of the commercial uses of the Internet makes predictions concerning our future revenues difficult. We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and should not be relied upon as indicative of our future performance. It is also possible that in some fiscal quarters, our operating results will be below the expectations of securities analysts and investors. In such circumstances, the price of our common stock may decline.

The price of our common stock has been volatile.

     The market price of our common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations, which have particularly impacted the market prices of equity securities of many companies providing Internet-related products and services. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may adversely affect the market price of our common stock.

We face security risks.

     The secure transmission of confidential information over public telecommunications facilities is a significant barrier to electronic commerce and communications on the Internet. Many factors may cause compromises or breaches of the security systems we use or other Internet sites to protect proprietary information, including advances in computer and software functionality or new discoveries in the field of cryptography. A compromise of security on the Internet would have a negative effect on the use of the Internet for commerce and communications and negatively impact our business. Security breaches of our activities, our customers and sponsors involving the storage and transmission of proprietary information, such as credit card numbers, may expose us to a risk of loss or litigation and possible liability. We cannot assure that our security measures will prevent security breaches.

Ownership of CMGI is concentrated.

     David S. Wetherell, our chairman, president, and chief executive officer, beneficially owned approximately 12.6% of our outstanding common stock as of March 1, 2000. As a result, Mr. Wetherell possesses significant influence over CMGI on matters, including the election of directors. Additionally, Compaq Computer Corporation owned approximately 15% of our outstanding common stock as of March 1, 2000. The concentration of our share ownership may:

   . delay or prevent a change in our control;
   . impede a merger, consolidation, takeover, or other transaction involving
     CMGI; or
   . discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of CMGI.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

We rely on NaviSite for network connectivity.

     We and many of our majority owned subsidiaries rely on NaviSite for network connectivity and hosting of servers. If NaviSite fails to perform such services, our internal business operations may be interrupted, and the ability of our majority owned subsidiaries to provide services to customers may also be interrupted. Such interruptions may have an adverse impact on our business and revenues and our majority owned subsidiaries.

The success of our global operations is subject to special risks and costs.

     We have begun, and intend to continue, to expand our operations outside of the United States. This international expansion will require significant management attention and financial resources. Our ability to expand offerings of our products and services internationally will be limited by the general acceptance of the Internet and intranets in other countries. In addition, we have limited experience in such international activities. Accordingly, we expect to commit substantial time and development resources to customizing our products and services for selected international markets and to developing international sales and support channels.

     We expect that our export sales will be denominated predominantly in United States dollars. As a result, an increase in the value of the United States dollar relative to other currencies may make our products and services more expensive and, therefore, potentially less competitive in international markets. As we increase our international sales, our total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

We could be subject to infringement claims.

     From time to time, we have been, and expect to continue to be, subject to third party claims in the ordinary course of business, including claims of our alleged infringement of intellectual property rights. Any such claims may damage our business by:

   . subjecting us to significant liability for damages;
   . resulting in invalidation of our proprietary rights;
   . being time-consuming and expensive to defend even if such claims are not meritorious; and
   . resulting in the diversion of management time and attention.

We may have liability for information retrieved from the Internet.

     Because materials may be downloaded from the Internet and subsequently distributed to others, we may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury, or other theories based on the nature, content, publication and distribution of such materials.

                          CMGI, INC. AND SUBSIDIARIES
                         PART I: FINANCIAL INFORMATION

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at April 30, 2000 include strategic equity positions in the Internet industry sector, including Lycos, Inc., Critical Path, Ventro, Amazon.com, Inc., Open Market, Inc., Yahoo! Inc., Kana Communications, Hollywood Entertainment, and Akamai Technologies, Inc. many of which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the equity component of the Company's available-for-sale securities portfolio as of April 30, 2000, would result in an approximate $261 million decrease in the fair value of the Company's available-for-sale securities.

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

     The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements and during the third and fourth quarters of fiscal 2000 the Company entered into a forward sale arrangement with respect to a portion of its Yahoo! Inc. common stock - See note G to the Interim Unaudited Consolidated Financial Statements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At April 30, 2000, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on its outstanding borrowing arrangements.

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

                          CMGI, INC. AND SUBSIDIARIES
                          PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 16, 2000, a derivative action was filed in the Court of Chancery of the State of Delaware against the Company, Edward A. Bennett, Christopher A. Evans, Craig D. Goldman, Andrew J. Hajducky III, Frederic D. Rosen, Paul L. Schaut, David S. Wetherell and Engage, Inc. The complaint alleges that, in connection with the sale by the Company of Flycast Communications Corporation and Adsmart Corporation to Engage, the Company and the individual defendants have violated their fiduciary duties of loyalty and good faith. The Company believes that the complaint is without merit and intends to contest the claims vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Charter Amendment
-----------------

     On May 5, 2000, the Company filed a Certificate of Amendment of Restated Certificate of Incorporation with the Secretary of State of the State of Delaware increasing the number of authorized shares of capital stock from 405,000,000 to 1,405,000,000 shares.

ClickHear, Inc.
---------------

     On February 16, 2000, the Company acquired 100% of the outstanding stock of ClickHear, Inc., a Nevada corporation ("ClickHear"). Pursuant to the terms of the acquisition agreement, the Company, among other things, issued an aggregate of 41,968 shares of Common Stock to stockholders of ClickHear in exchange for such stock. The shares of Common Stock were issued and sold to the stockholders of ClickHear in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

AdTECH
------

     On March 22, 2000, the Company acquired approximately 80% of the outstanding stock of AdTECH Advertising Service Providing GmbH, a German corporation ("AdTECH"). Pursuant to the terms of the acquisition agreement, the Company, among other things, issued an aggregate of 88,418 shares of Common Stock to stockholders of AdTECH in exchange for such stock. The shares of Common Stock were issued and sold to the stockholders of AdTECH in reliance on Regulation S as a sale by the Company that occurred outside the United States and/or Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

Tallan, Inc.
------------

     On March 31, 2000, the Company acquired approximately 94.2% of the outstanding capital stock of Tallan, Inc., a Delaware corporation ("Tallan"). Pursuant to the terms of the acquisition agreement, the Company, among other things, issued three convertible notes in the aggregate principal amount of $376,896,528 to certain stockholders of Tallan in exchange for shares of such stock. The principal and interest on such notes is convertible, at the Company's option, into shares of Common Stock. The notes were issued and sold to the stockholders of Tallan in reliance on Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the notes.

Netcentives Inc.
---------------

     On April 7, 2000, the Company and Netcentives Inc. ("Netcentives"), completed an exchange of stock. The Company received 1,694,492 shares of Netcentives common stock in exchange for 425,317 shares of the Company's common stock. The shares of Common Stock were issued and sold to Netcentives in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

                          CMGI, INC. AND SUBSIDIARIES
                          PART II: OTHER INFORMATION
                                  (CONTINUED)

Conversion of Series B Preferred Stock
--------------------------------------

     On April 17, 2000, the Company issued 2,834,520 shares of its Common Stock upon the conversion of 35,000 shares of its Series B Convertible Preferred Stock. The shares of Common Stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended, as a security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved with the issuance of the shares of Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Special Meeting of Stockholders of the Company (the "Special Meeting") on May 5, 2000, the following matter was acted upon by the stockholders of the
Company:

     The approval of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of capital stock from 405,000,000 to 1,405,000,000 shares.

     The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of March 16, 2000 was 280,444,939. The results of the voting on the matter presented to stockholders at the Special Meeting are set forth below:

                                   VOTES      VOTES      VOTES       BROKER
                                    FOR      WITHHELD   AGAINST    ABSTENTIONS  NON-VOTES

Approval of the amendment
to the Company's Restated
Certificate of Incorporation    177,191,403    N.A.   10,352,375     282,589     4,680


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of or are included in this Quarterly Report on Form 10-Q.

         (b)  Reports on Form 8-K

              On February 22, 2000, the Company filed a Current Report on
         Form 8-K dated February 9, 2000 to report under Item 5 (Other Events) the execution of the agreement to acquire uBid, Inc. No financial statements were filed with such report.

              On March 3, 2000, the Company filed a Current Report on Form 8-K to report dated February 14, 2000 to report under Item 5 (Other Events) the execution of the agreement to acquire Tallan, Inc. No financial statements were filed with such report

              On March 9, 2000, the Company filed a Current Report on Form 8-K dated March 9, 2000 to report under Item 5 (Other Events) that AltaVista Company, a majority-owned operating company of CMGI, Inc., filed its Amendment No. 2 to Registration Statement on Form S-1 with the Securities and Exchange Commission on March 9, 2000. No financial statements were filed with such report.

              On March 10, 2000, the Company filed a Current Report on Form 8-K dated March 9, 2000 to report under Item 5 (Other Events) the execution of the agreement to acquire yesmail.com. inc. and the execution of the agreement to acquire Tallan, Inc. The following financial statements were filed with such report:

                          CMGI, INC. AND SUBSIDIARIES
                           PART II: OTHER INFORMATION
                                  (CONTINUED)

              Audited consolidated balance sheets of yesmail.com, inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, common stockholders' equity (deficit) and cash flows for each of the years in the period ended December 31, 1999.

              Audited balance sheets of Tallan, Inc. as of December 31, 1998 and 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999.

              .

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CMGI, Inc.

                         By: /s/ Andrew J. Hajducky III
                             --------------------------
Date: June 14, 2000          Andrew J. Hajducky III
                             Executive Vice President, Chief Financial Officer
                             and Treasurer (Principal Financial and Accounting
                             Officer)

EXHIBIT INDEX

Item     Description
----     -----------
 3.1     Amendment of Restated Certificate of Incorporation, dated May 5, 2000.

10.1     Amended and Restated 1999 Stock Option Plan for Non-Employee Directors.

10.2 Lease Agreement by and between TST 555/575 Market, L.L.C. as landlord and Engage, Inc. as tenant, dated December 22, 1999 is incorporated herein by reference to Exhibit 10.2 to Engage, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2000 (File No.
         000-26671).

27.1     Financial Data Schedule for the nine months ended April 30, 2000.