Form 10-Q/A
period 2000-04-30
CMGI INC
filed 2000-07-11
CIK 914712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1
(Mark One)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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
                Class                            Number of shares outstanding

                               EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends and restates Item 1 of Part I of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2000 as filed by the Registrant on June 14, 2000, and is being filed to correct a typographical error in the column headings in the Consolidated Balance Sheets included therein.


PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CMGI, Inc. and Subsidiaries
                          Consolidated Balance Sheets

               (in thousands, except share and per share amounts)

                                                                                           April 30,      July 31,
                                                                                             2000          1999
                                                                                             ----          ----
ASSETS                                                                                    (Unaudited)
Current assets:
 Cash and cash equivalents                                                                $  674,288    $  468,912
 Available-for-sale securities                                                             1,381,481     1,532,327
 Accounts receivable, trade, less allowance for doubtful accounts                            213,576        41,794
 Inventories                                                                                  40,209         8,367
 Prepaid expenses and other current assets                                                    55,323         5,934
                                                                                          ----------    ----------
Total current assets                                                                       2,364,877     2,057,334
                                                                                          ----------    ----------

Property and equipment, net                                                                  219,894        24,832
Investments in affiliates                                                                    587,019        44,623
Goodwill and other intangible assets, net of accumulated amortization                      5,552,796       149,703
Deferred income taxes                                                                         17,167            --
Other assets                                                                                 197,618       128,102
                                                                                          ----------    ----------
                                                                                          $8,939,371    $2,404,594
                                                                                          ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                                            $  436,901    $   20,000
 Current installments of long-term debt                                                       16,265         5,258
 Accounts payable and accrued expenses                                                       408,429        74,371
 Accrued income taxes                                                                         40,713        11,777
 Deferred income taxes                                                                       476,755       508,348
 Deferred revenues                                                                            29,597         6,726
 Other current liabilities                                                                    51,978        49,849
                                                                                          ----------    ----------
Total current liabilities                                                                  1,460,638       676,329
                                                                                          ----------    ----------

Long-term debt, less current installments                                                    229,952        15,060
Long-term deferred revenues                                                                    1,050         1,509
Deferred income taxes                                                                             --        35,140
Other long-term liabilities                                                                   52,454        18,298
Minority interest                                                                            573,141       184,514
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

                         CMGI, Inc.

                         By: /s/ Andrew J. Hajducky III
                             --------------------------
Date: July 11, 2000          Andrew J. Hajducky III
                             Executive Vice President, Chief Financial Officer
                             and Treasurer (Principal Financial and Accounting
                             Officer)