Form 10-K
period 2000-07-31
CMGI INC
filed 2000-10-31
CIK 914712

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             _____________________

                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(x)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                      For Fiscal Year Ended July 31, 2000

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

  For the Transition Period From________________  to ________________

                           Commission File 000-23262

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

                              Yes X            No
                                  -
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The approximate aggregate market value of Common Stock held by non-affiliates of the Registrant was $4,215,382,294 as of October 23, 2000.

On October 23, 2000, the Registrant had outstanding 318,919,613 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Portions of Items 1 and 5 and Items 6, 7 and 8 are incorporated by reference to the Company's 2000 Annual Report to Stockholders.

                                TABLE OF CONTENTS
                            FORM 10-K ANNUAL REPORT
                        FISCAL YEAR ENDED JULY 31, 2000
                                  CMGI, INC.

                                                              PART I

Item                                                                                                            Page
----
1.     Business.............................................................................................      2
2.     Properties...........................................................................................     15
3.     Legal Proceedings....................................................................................     16
4.     Submission of Matters to a Vote of Security Holders..................................................     16

                                                              PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters.................................     17
6.    Selected Consolidated Financial Data..................................................................     18
7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................     18
7A.   Quantitative and Qualitative Disclosures About Market Risk............................................     18
8.    Financial Statements and Supplementary Data...........................................................     19
9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................     19

                                                             PART III

10.  Directors and Executive Officers of the Registrant.....................................................     20
11.  Executive Compensation.................................................................................     20
12.  Security Ownership of Certain Beneficial Owners and Management.........................................     20
13.  Certain Relationships and Related Transactions.........................................................     20

                                                              PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................      21

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Factors That May Affect Future Results" in the Company's 2000 Annual Report to Stockholders and incorporated herein by reference, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

                                    PART I

ITEM 1. - BUSINESS

General

         CMGI, Inc. and its consolidated subsidiaries, (CMGI or the Company) develop and operate a network of Internet companies. CMGI is a Delaware corporation. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in 1986.

         The Company's subsidiaries have been classified in the following five operating segments: i) Interactive Marketing, ii) eBusiness and Fulfillment,
iii) Search and Portals, iv) Infrastructure and Enabling Technologies, and v) Internet Professional Services. CMGI also manages several venture capital funds that focus on investing in companies involved in various aspects of the Internet and technology. CMGI's business strategy includes the internal development and operation of majority-owned subsidiaries as well as taking strategic positions in other Internet companies that have demonstrated synergies with CMGI's core businesses. The Company's strategy also envisions and promotes opportunities for synergistic business relationships among its companies.

         At July 31, 2000, CMGI's majority-owned subsidiaries by segment were:

         The Company's Interactive Marketing segment subsidiaries provide a portfolio of online marketing products including enterprise wide promotion management, profiling and ad serving software, media, media management and analytics and included AdForce, LLC (AdForce) which CMGI contributed to CMGion, Inc. (CMGion) on October 11, 2000, Engage, Inc. (Engage) and yesmail.com, inc. (yesmail.com). AdForce provides centralized advertising management services for the Internet, wireless services and broadband services; Engage offers an array of software products and services that enables marketers to identify and target precise online audiences; yesmail.com provides comprehensive permission-based email marketing technologies and services.

         The eBusiness and Fulfillment segment subsidiaries provide services across the entire ebusiness value chain to sell and deliver goods from the manufacturer to the customer and included SalesLink Corporation (SalesLink) and uBid, Inc. (uBid). SalesLink is a provider of integrated solutions for supply chain management, end-to-end ebusiness and fulfillment services. uBid is a business-to-consumer and business-to-business online auction marketplace.

         The Search and Portals segment subsidiaries provide services and content which connect Internet users to information and entertainment and included AltaVista Company (AltaVista), iCAST Corporation (iCAST) and MyWay.com Corporation (MyWay.com). AltaVista is an Internet search, news media and commerce network that delivers personalized, relevant information and e-commerce services to millions of users worldwide; iCAST is a multimedia online entertainment community and personal publishing network; MyWay.com is a developer and distributor of custom portal services.

         The Infrastructure and Enabling Technologies segment subsidiaries provide products and services essential to business operations on the Internet, including outsourced managed applications, private-label Internet access and technology platforms and included 1stUp.com Corporation (1stUp), Activate.net Corporation (Activate), CMGion, Equilibrium Technologies, Inc. (Equilibrium), ExchangePath, LLC (ExchangePath), NaviPath, Inc. (NaviPath, formerly NaviNet, Inc.), NaviSite, Inc. (NaviSite) and Tribal Voice, Inc. (Tribal Voice) which CMGI contributed to CMGion on September 15, 2000. 1stUp enables companies to offer private-label Internet access services to their customers; Activate is a provider of Internet broadcasting services to companies worldwide; CMGion is planning to develop applications and services that will optimize the speed, consistency and reliability of delivery of Internet content and commerce over various access technologies; Equilibrium provides automated media infrastructure solutions for the Internet; ExchangePath offers a multi-functional integrated solution for online payment transactions; NaviPath provides private label Internet access solutions through an integrated network and systems architecture, enabling businesses to expand their reach to customers, employees and partners; NaviSite, which completed its IPO during October 1999, provides outsourced Web hosting and application services for companies conducting mission-critical business on the Internet; Tribal Voice provides instant messaging, time sensitive notification and online presence detection services.

         The Internet Professional Services segment subsidiaries provide applications strategy, development, design, and implementation services for companies seeking to initiate, enhance or redirect their presence on the Internet and included CMGI Solutions, Inc. (CMGI Solutions), Tallan, Inc. (Tallan) and Clara Vista Corporation (Clara Vista). CMGI Solutions, Tallan and Clara Vista provide ebusiness solutions utilizing flexible and scalable applications, tools, platforms and languages.

         In addition, the Company maintains investments in seven venture funds:
CMG@Ventures I, LLC (CMG@Ventures I), CMG@Ventures II, LLC (CMG@Ventures II); CMG@Ventures III, LLC (CMG@Ventures III); CMG@Ventures Expansion, LLC (CMG@Ventures Expansion); CMGI@Ventures IV, LLC (CMGI@Ventures IV); CMGI@Ventures B2B, LLC (B2B Fund); and

CMGI@Ventures Technology Fund, LLC (Tech Fund). The Company owns 100% of the capital and is entitled to 77.5% to 80% of the net capital gains of these funds. In September 2000, CMGI announced that it will be merging CMGI@Ventures IV, the B2B Fund and the Tech Fund into a single evergreen fund called CMGI@Ventures IV, LLC.

         The Company has adopted a strategy of seeking opportunities to realize gains through the selective sale of investments or having separate subsidiaries or affiliates sell minority interests to outside investors. The Company believes that this strategy provides the ability to increase stockholder value as well as provide capital to support the growth in the Company's subsidiaries and investments. The Company expects to continue to develop and refine the products and services of its businesses, with the goal of increasing revenue as new products are commercially introduced, and to continue to pursue the acquisition of or the investment in additional companies.

Products and Services

         Products and services of the Company's majority-owned subsidiaries as of July 31, 2000 include the following:

Interactive Marketing
---------------------

AdForce, LLC

         AdForce is a provider of centralized online advertising services, enabling publishers and advertisers to deliver their advertisements over the Internet. Deploying advanced scalable technology, the AdForce service delivers billions of impressions monthly for some of the Internet's most prominent advertisers. AdForce provides a comprehensive suite of products, which enables advertisers and publishers to target, deliver, measure and analyze Internet advertising programs for the best results. On October 11, 2000, AdForce was contributed to CMGion.

Engage, Inc.

         Engage offers an array of marketing products, services and technologies that enable Web publishers, advertisers and merchants to target and deliver advertisements, content and e-commerce offerings to their audiences and to measure their effectiveness.

     Engage operates in three principal business segments: Engage Media, Engage Media Management, and Engage Software and Consulting.

     Engage Media is a global media network, which helps both business-to-consumer and business-to-business marketers find their audiences on the Internet. Engage Media provides a wide array of products and services designed to help marketers make the best decisions to maximize their online marketing results. The main product and service offerings include the following: Audience Profiles, Optimized Run of Network, Engage ECHO, Targeted Content, Premium Sites, B2B Web Advertising Network, LocalNet and Email.

     Engage Media Management provides solutions that are designed to help marketers execute, measure and optimize their Internet marketing campaigns. The main product and service offerings include the following: The AdKnowledge System and eAnalytics Additionally, Engage Media Management offers services that provide Web site traffic measurement, analysis and verification of site traffic and advertising results, as well as customized research services to better understand site traffic patterns.

     Engage Software and Consulting offers a range of software and services that enable marketers, Web sites and merchants to manage promotional and advertising campaigns across traditional and electronic media, and to target and deliver advertisements, content and e-commerce offerings to their audiences. The main product and service offerings include the following: ContentServer, PromoPlanner, ProfileServer, AdManager, AdBureau, Professional Services, and Maintain and Support Services.

yesmail.com, inc.

         yesmail.com is an outsourcer of permission-based email marketing technologies and services. yesmail.com provides a total customer value management solution for its clients--from acquisition to retention and ongoing relationship management. yesmail.com can target prospects, personalize messages, deliver campaigns, track and analyze results and generate reports for marketers in real time.

         yesmail.com's proprietary direct marketing software, scalable infrastructure and experienced strategists deliver a total outsourced solution designed to maximize customer value for marketers.

eBusiness and Fulfillment
-------------------------

SalesLink Corporation

         SalesLink provides product and literature fulfillment, inventory and data warehouse management, supply chain management, closed-loop telemarketing, and value added services for its clients' marketing or manufacturing programs, primarily to high technology, biotechnology, financial services and health-care markets.

         Product and Literature Fulfillment. On behalf of its fulfillment
         ----------------------------------
clients, SalesLink receives orders for promotional literature and products and "fulfills" them by assembling and shipping the items requested. Product and literature fulfillment services begin with the receipt of orders by SalesLink's inbound telemarketing staff via phone or electronic transmission directly into SalesLink's computers. Orders are then generated and presented to the production floor where fulfillment packages are assembled and shipped to either the end-user or to a broker or distributor.

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

         Supply Chain Management. SalesLink's largest line of business is
         -----------------------
supply-based management programs for clients in the high technology industry. These programs are a form of outsourced manufacturing, in which clients retain SalesLink to purchase components and manufacture customer bills of materials into products that are either shipped to customers, channels of distribution, or to the customer's factory for final manufacturing. These outsourced manufacturing services primarily assist companies in the areas of accessory kits, software, literature and promotional products and involve active supply chain management and coordination of:

 .    CD-ROM, DVD and diskette replication
 .    Product packaging and assembly
 .    Internet and EDI enabled fulfillment
 .    Print management
 .    Electronic order processing and software distribution
 .    Inventory management

uBid, Inc.

          uBid is a leading online auction marketplace that offers consumers and small to mid-sized businesses the opportunity to "set the price" on a wide range of brand name merchandise through live-action bidding using sophisticated auction technology. uBid's Internet auctions feature a rotating selection of over 8,500 products daily. Consumers can browse in more than 12 different product categories, including: computers, consumer electronics, home and leisure, sports and recreation, jewelry and gifts, apparel, appliances, art, travel and events, home improvement products, monitors and printers, and off-lease computer equipment. With more than one million registered users, uBid is committed to providing all customers with the highest quality auction experience on the Internet and offers supplier warranties on most consumer products.

         In addition to uBid's core auction e-commerce site, uBid licenses the uBid auction technology to various international and business-to-business companies in exchange for a licensing fee and payments for future royalties from auction sales. Through several co-branded auction sites, uBid constructs and operates auction sites with third parties and provides uBid's auction capabilities. These sites are co-branded under the uBid name and the name of the third party.

Search and Portals
------------------

AltaVista Company

     AltaVista is a search, news media and commerce network that delivers personalized, relevant information and e-commerce services to millions of users, worldwide. With its patented technologies, international user base and relationships with content and service providers, AltaVista seeks to provide a single destination for its users' search, information, communication and commerce needs on the Internet.

      AltaVista combines search technology, timely media content, local content and e-commerce offerings with a broad network of relationships with content and service providers to supply its users with an easy-to-use tool for their Internet navigation and commerce needs. AltaVista's Web sites offer users ways to quickly, accurately and dynamically access the knowledge they seek. Based on data generated internally as of September 2000, AltaVista performs an average of more than 50 million search queries per day and has averaged monthly more than 65 million unique users worldwide.

     Subsequent to the fiscal 2000 year end, AltaVista announced its new business strategy that emphasizes and builds upon its leading position in search services for Internet users, Web partners and enterprises globally.

iCAST Corporation

     iCAST is a multimedia-rich, online entertainment company that enables self-publishing within a personalized, community-oriented environment. iCAST provides individuals with the tools to create, customize and share their personal entertainment passions. It offers original, user-generated and syndicated audio and video content, entertainment news, features and interviews, live and archived events. The iCAST Web site features the iCASTER, an integrated media player that supports audio, visual, instant messaging and chat. iCAST also is a leading distributor, marketer and provider of licensed music entertainment merchandise.

         iCAST has strategic relationships with AltaVista, Compaq, Microsoft and The Academy of Television Arts and Sciences.

MyWay.com Corporation

         MyWay.com provides a Web portal that can be personalized to an individual user's locality, interests and preferences, and customized for distribution affiliates. Internet users reach MyWay.com at either the MyWay.com URL or through an Internet Service Provider (ISP), or corporate affiliate in the MyWay.com syndication network. MyWay.com believes that the resulting network-wide viewership aggregated around channels of highly desirable, focused content appeals to commerce partners and advertising sponsors.

         The advanced customization technology developed by MyWay.com allows rapid deployment of custom portal solutions. Each affiliate in the syndication network distributes and promotes its own branded version of the service customized for their audience's special interest. The custom branded portal and content objects from MyWay.com are designed to enhance affiliates' brand equity and extend their customer/member relationship online. The MyWay.com network provides content, e-commerce and advertising partners with targeted audience reach.

Infrastructure and Enabling Technologies
----------------------------------------

1stUp.com Corporation

         1stUp enables both online and offline brand names to offer private label free and/or fee-based dial-up and broadband Internet access packages through its reliable, nationwide ISP network.

         As of September 2000, 1stUp's solutions supported over 130 different partner-branded internet access services customers for several leading brand names and over 5.5 million registered subscribers. 1stUp also develops sophisticated advertising technology that enables advertisers to reach its large base of registered subscribers with ads relevant to their interests and needs.

Activate.net Corporation

         Activate is a provider of specialized infrastructure services for Web casting audio and video content over the Internet. Activate provides a full-range of Web casting solutions including event broadcasting, live 24X7 broadcasting for radio and television stations, and on-demand replay of audio and video content to enhance any Web site. As a services company, Activate helps businesses communicate their content and their message directly to their audience.

         Activate has invested in a state of the art digital broadcast operations center which can acquire and convert audio and video signals into Internet deliverable format. The digital broadcast operations center sends thousands of signals to Activate's high capacity, distributed streaming network.

         As a full solution provider, Activate acts as a private-label network and Web casts in all major industry standard formats. Activate provides live Web cast hosting and delivery for hundreds of radio and TV stations. Numerous prominent broadcasters and Fortune 100 corporations are utilizing Activate's private-label network and 24x7 live Web casting services for their broadcast content.

CMGion, Inc.

         CMGion is planning to develop an "infomediary" platform based on integrated protocol, directory, and caching services that will enable next-generation applications and services based on opt-in profiling.

Equilibrium Technologies, Inc.

         Equilibrium is a provider of Web content infrastructure solutions. Its products and services automate the creation, manipulation, dynamic delivery, and personalization of media content over the Internet, with a focus on four critical success factors for Web sites: user attraction, user retention, revenue generation, and cost control.

ExchangePath, LLC

         ExchangePath is a service provider that enables consumers to make and track online payments through its multifunctional payment solution service. Using ExchangePath's master Internet payment account (MIPA), users send, receive and request money by email, and make online purchases from participating merchants. ExchangePath's Partner Program serves the needs of portals, e-commerce providers and financial services firms who seek competitive advantage by offering customers new payment functionality using the latest value exchange technologies.

NaviPath, Inc.

         NaviPath provides high-performance private label Internet access solutions that enable organizations to expand their customer and employee reach without significant investment in infrastructure and technology. NaviPath has built a proprietary network architecture, the NaviPath Technology Platform, that it believes provides cost, quality and performance advantages over existing dial-up access solutions. The NaviPath Technology Platform aggregates multiple local calling areas into MegaPOPs, deploys advanced switch bypass technology to eliminate busy signals due to voice switch congestion, and employs private transit Internet connectivity to bypass congested public peering points on the Internet. NaviPath's services include Internet connectivity, network management, user authentication and customer support based on full 24x7 service and support from its Network Management Center (NMC). The NMC provides second level support for service requests and emergencies using an automated trouble ticket tracking and escalation system.

         NaviOne, NaviPath's flagship product, leverages the NaviPath Technology Platform as well as NaviPath's systems infrastructure to provide high-performance branded Internet access solutions for corporations, retail and financial vertical markets, and affinity groups to manage customer relationships via the Internet.

NaviSite, Inc.

         NaviSite is a managed application hosting provider offering Web site and application hosting and management services. NaviSite's service offerings allow businesses to outsource the deployment, configuration, hosting, management and support of their Web sites and Internet applications in a cost-effective and rapid manner.

         NaviSite's focus on enhanced management services, beyond basic co-location services, allows NaviSite to meet the expanding needs of businesses as their Web sites and Internet applications become more complex. NaviSite also provides customers with access to NaviSite's state-of-the-art data centers and the benefit of their direct private transit Internet connections to major Internet backbone providers increasing reliability, availability and download speeds. The scalability of NaviSite's infrastructure and cost-effectiveness of their solutions allow NaviSite to offer a comprehensive suite of services to meet the current and future hosting and management needs of their customers. NaviSite's single point of problem resolution management, and comprehensive service level agreements provide unprecedented levels of customer support.

 .        NaviSite's suite of service offerings includes:

 .        Web site and Internet application hosting, which includes access to
         NaviSite's state-of-the-art data centers, bandwidth and basic back-up, storage and monitoring services;

 .        Enhanced server management, which includes custom reporting, hardware options, load balancing and mirroring, system security, advanced back-up options, remote management and the services of NaviSite's business solution managers;

 .        Specialized application management, which includes management of e-
         commerce and other sophisticated applications and their underlying services, including ad-serving, a full spectrum of streaming production and delivery services, database administration and management, and transaction processing; and

 .        Application rentals and related consulting and other professional services.

Tribal Voice, Inc.

         Tribal Voice is a provider of co-branded instant messaging and interactive communications solutions based on its PowWow technology. PowWow includes a full range of Internet communications, including instant text messaging, instant voice messaging, multi-user gaming, multi-user whiteboarding, multi-user Web cruising and full duplex Internet telephony. In addition, PowWow provides online presence detection and is designed to provide instant messaging interoperability with @mobile's imessenger Service, AOL's Instant Messenger
(AIM) and Microsoft's MSN Messenger Service. On September 15, 2000, Tribal Voice was contributed to CMGion.

Internet Professional Services
------------------------------

         CMGI Solutions, Inc.

         CMGI Solutions designs and builds strategic ebusiness solutions for Global 2000 corporations, utilizing the latest, most flexible and scalable technologies available while emphasizing the right technologies for each client's particular business requirements.

          CMGI Solutions leverages the CMGI network of technology resources, other best-of-breed technologies and CMGI's management expertise. CMGI Solutions is constantly evaluating, experimenting with and re-using technologies in an ever-widening array of applications. CMGI Solutions selects the best combination of skills and technologies for each client.

CMGI@Ventures Funds
-------------------

         The Company's first Internet venture fund, CMG@Ventures I was formed in February 1996. The Company owns 100% of the capital and is entitled to approximately 77.5% of the net profits of CMG@Ventures I. The Company's second Internet venture fund, CMG@Ventures II, was formed during fiscal year 1997. The Company owns 100% of the capital and is entitled to 80% of the net capital gains of CMG@Ventures II.

         CMGI formed the @Ventures III venture capital fund (@Ventures III Fund) in August 1998. The @Ventures III Fund secured capital commitments from outside investors and CMGI, to be invested in emerging Internet and technology companies. 78.1% of amounts committed to the @Ventures III Fund are provided through two entities, @Ventures III L.P. and @Ventures Foreign Fund III, L.P. CMGI does not have a direct ownership interest in either of these entities, but CMGI is entitled to 2% of the net capital gains realized by both entities. Management of these entities is the responsibility of @Ventures Partners III, LLC (@Ventures Partners III). The Company has committed to contribute up to $56 million to its limited liability company affiliate, CMG@Ventures III equal to 19.9% of total amounts committed to the @Ventures III Fund, of which approximately $49.9 million has been funded as of July 31, 2000. CMG@Ventures III will take strategic positions side by side with the @Ventures III Fund. CMGI owns 100% of the capital and is entitled to 80% of the net capital gains realized by CMG@Ventures III. @Ventures Partners III is entitled to the remaining 20% of the net capital gains realized by CMG@Ventures III. The remaining 2% committed to the @Ventures III Fund is provided by a fourth entity, @Ventures Investors, LLC, in which CMGI has no ownership. During fiscal year 2000, CMGI formed an expansion fund to the @Ventures III Fund to provide follow-on financing to existing @Ventures III Fund investee companies, pursuant to which CMGI's commitment increased by $38.2 million through its limited liability company affiliate CMG@Ventures Expansion of which approximately $9.3 million was funded as of July 31, 2000.

         In fiscal year 2000, CMGI announced the formation of three new venture capital funds including: CMGI@Ventures IV B2B Fund and Tech Fund. CMGI owns 100% of the capital and is entitled to 80% of the net profits realized by CMGI@Ventures IV, the B2B Fund and the Tech Fund. In September 2000, CMGI announced that it will be merging CMGI@Ventures IV, the B2B Fund and the Tech Fund into CMGI@Ventures IV, LLC, a single evergreen fund. Approximately $221.2 million has been invested by these funds as of July 31, 2000. The Company anticipates and promotes synergies between these strategic positions and CMGI's core businesses, including speeding technological innovation and access to markets.

         At July 31, 2000, the CMGI@Ventures funds held investments in the following privately held companies:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Ownership
                                                                                                       Percentage of      Initial
                                                                                                       Outstanding       Investment
           Company Name                                 Description of Business                           Shares            Date
------------------------------------------------------------------------------------------------------------------------------------
Alibris                             Online supplier of rare, used, hard-to-find books                      13%           Mar. 2000
------------------------------------------------------------------------------------------------------------------------------------
AltaVista Company (formerly         A free financial Web site that provides investors with
   Raging Bull, Inc.)                 financial discussion and commentary along with free
                                      real-time stock quotes.                                               1%          Sept. 1998
------------------------------------------------------------------------------------------------------------------------------------
AnswerLogic, Inc.                   Software company that delivers online question-answering
                                      solutions for business.                                              29%           Mar. 2000
------------------------------------------------------------------------------------------------------------------------------------
Asimba, Inc.                        A content rich, personalized, online community for the
                                      competitive and recreational sports market.                           3%           Oct. 1998
------------------------------------------------------------------------------------------------------------------------------------
AuctionWatch.com, Inc.  (formerly   An online destination that aggregates auction-related
   Omnibot)                           information, posts daily editorial content, and provides
                                      value-added services to new and experienced buyers and
                                      sellers in the auction process.                                       1%           July 1999
------------------------------------------------------------------------------------------------------------------------------------
BizBuyer.com, Inc.                  An online business-to-business (B2B) marketplace where small to mid-size businesses can put their product and service needs
                                      out for bid and receive quotes from thousands of qualified            6%           June 1999
                                      vendors.
------------------------------------------------------------------------------------------------------------------------------------
Blaxxun Interactive, Inc.           Provides products and solutions for multimedia communication
                                      on the Internet and intranets.                                       48%           Aug. 1995
------------------------------------------------------------------------------------------------------------------------------------
Boatscape, Inc.                     Online destinations dedicated to providing information,
                                      community, and commerce services to the recreational boater.          8%           Sep. 1999
------------------------------------------------------------------------------------------------------------------------------------
CarParts.com, Inc.                  Provides consumers with a search capability to locate and
                                      order online certain auto parts.                                      4%           Mar. 1999
------------------------------------------------------------------------------------------------------------------------------------
Corrigo, Inc.                       Mobile Service Management Solution brings wireless + Web
                                      technologies to organizations with large, mobile service and
                                      field operations.                                                    33%            May 2000
------------------------------------------------------------------------------------------------------------------------------------
CraftShop.com, Inc.                 Provides Website where creative people meet, share ideas,
                                      research new projects as well as download free projects.              4%           Aug. 1999
------------------------------------------------------------------------------------------------------------------------------------
Dejima, Inc.                        Created software architecture called AASAP, which enables
                                      natural language command and control of Internet
                                      applications and devices.                                            14%           Apr. 2000
------------------------------------------------------------------------------------------------------------------------------------
DialPad, Inc.                       Developed Internet's first free, Java based, Web-to-phone
                                      telephone service.                                                   19%           Apr. 2000
------------------------------------------------------------------------------------------------------------------------------------
DiamondBack Vision, Inc.            To provide all Internet users a quality video viewing                  15%           Dec. 1999
                                      experience.
------------------------------------------------------------------------------------------------------------------------------------
Domania.com                         Provides methods by which the public can access public
                                      information.                                                         15%           July 1999
------------------------------------------------------------------------------------------------------------------------------------
eCircles Corporation                Provides a free  service that allows  for  friends
                                      and  family to share information  and coordinate
                                      events on the World Wide Web.                                         6%           Mar. 1999
------------------------------------------------------------------------------------------------------------------------------------
eGroups, Inc. (formerly             Provides free email communities via the Internet, allowing
   ONEList.com, Inc.)                 users to search for or subscribe to communities on different
                                      topics or create their own community.                                 3%           Dec. 1998
------------------------------------------------------------------------------------------------------------------------------------
Ensera, Inc. (formerly              Develops and markets scalable and reliable applications
   EngineRoar.com, Inc.)              designed for business enterprises in the automotive
                                      collision repair marketplace.                                         6%           Aug. 1999
------------------------------------------------------------------------------------------------------------------------------------
Exp.com, Inc.                       Provides an electronic marketplace for interactive advice
                                      servicing a wide range of categories.                                 4%           Mar. 1999
------------------------------------------------------------------------------------------------------------------------------------
Findlaw.com                         Internet portal for free, comprehensive information on law and
                                      government.                                                           5%           Sep. 1999
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Ownership
                                                                                                       Percentage of      Initial
                                                                                                       Outstanding       Investment
           Company Name                                 Description of Business                           Shares            Date
------------------------------------------------------------------------------------------------------------------------------------
FoodBuy.com, Inc.                   Source of business and technology solutions for the
                                      foodservice industry, creating an efficient marketplace
                                      within the community of foodservice operators, distributors
                                      and manufacturers.                                                   22%           Jan. 2000
------------------------------------------------------------------------------------------------------------------------------------
Furniture.com, Inc.                 An e-commerce provider of a broad selection of furniture and
                                      home furnishing accessories.                                          4%           Dec. 1998
------------------------------------------------------------------------------------------------------------------------------------
Gofish.com, Inc.                    Online content and commerce destination for the seafood
                                      industry.                                                            11%           Feb. 2000
------------------------------------------------------------------------------------------------------------------------------------
GX Media                            Comprehensive games portal and directory.                              25%           Jan. 2000
------------------------------------------------------------------------------------------------------------------------------------
HotLinks Network, Inc.              Operates a service that allows users to create personal Web
                                      directories.                                                         12%           Dec. 1998
------------------------------------------------------------------------------------------------------------------------------------
Idapta, Inc. (formerly              Offers "market-making" technologies and services that
   Intelligent/Digital, Inc.)         facilitate real-time interaction and live trade between the
                                      buying and selling communities in B2B marketplaces.                  20%           June 1999
------------------------------------------------------------------------------------------------------------------------------------
Industria Solutions, Inc.           A B2B marketplace for process plant equipment.                         12%           Feb. 2000
------------------------------------------------------------------------------------------------------------------------------------
IronMax.com, Inc.                   Internet based B2B marketplace for the construction equipment
                                      industry.                                                            18%           Mar. 2000
------------------------------------------------------------------------------------------------------------------------------------
KOZ.com, Inc.                       Helps media companies, such as newspapers and broadcasters, strengthen their ties to their local communities by providing value-added programs and services that simplify community
                                      building on the World Wide Web.                                       8%            May 1997
------------------------------------------------------------------------------------------------------------------------------------
KnowledgeFirst, Inc.                Provides financial and transactional services for financial
                                      service providers, college students, graduate students, etc.          6%           Sep. 1999
------------------------------------------------------------------------------------------------------------------------------------
MobileLogic, Inc.                   Provider of wireless solutions that help corporations improve out-of-office productivity, reduce costs, increase revenues
                                      and leverage current information technology.                         10%           Mar. 2000
------------------------------------------------------------------------------------------------------------------------------------
Mondera.com Corp.                   Luxury e-tailor of certified fine diamonds, jewelry, watches
                                      and luxury items from around the world.                               4%           Sep. 1999
------------------------------------------------------------------------------------------------------------------------------------
MyFamily.com, Inc (formerly         A provider of community, content and commerce resources for
   Ancestry.com, Inc.)                families via the Internet.                                            7%           Dec. 1998
------------------------------------------------------------------------------------------------------------------------------------
NameTree, Inc.                      Builds enhanced DNS systems for the Internet.                          20%           July 1999
------------------------------------------------------------------------------------------------------------------------------------
NextMonet.com, Inc.                 An e-commerce site for purchasers of art, in the form of an
                                      on-line art gallery.                                                 10%           Jan. 1999
------------------------------------------------------------------------------------------------------------------------------------
NextOffice.com, Inc.                Online sales of comprehensive business furnishings and
                                      distribution e-commerce service.                                      6%           Dec. 1999
------------------------------------------------------------------------------------------------------------------------------------
Oncology.com, Inc.                  Leverages Internet technologies to improve the quality of
                                    cancer care.                                                            4%           Dec. 1999
------------------------------------------------------------------------------------------------------------------------------------
OneCore Financial Network, Inc.     Offers an integrated set of Web-based financial applications
                                      targeted at small businesses.                                         7%           Feb. 1999
------------------------------------------------------------------------------------------------------------------------------------
One Media Place (formerly           Media exchange that leverages the power of the internet to
   AdAuction)                         unite advertising professionals in one marketplace.                  10%           Mar. 2000
------------------------------------------------------------------------------------------------------------------------------------
PlanetOutdoors.com, Inc.            An e-commerce distributor of outdoor recreation and adventure
                                      travel products.                                                      5%           July 1999
------------------------------------------------------------------------------------------------------------------------------------
Productopia, Inc.                   Provides product advice for consumers looking for information
                                      and recommendations on what to buy and where they can find it.        7%            May 1999
------------------------------------------------------------------------------------------------------------------------------------
Radiate, Inc. (formerly Aureate     Provides software publishers with ad-supported distribution
   Media Corporation)                 channels, services, and technology.                                   6%           July 1999
------------------------------------------------------------------------------------------------------------------------------------
RealPulse.com, Inc.                 Web-enabled business operations platform (ASP + B2B Exchange)
                                      serving the commercial real estate industry.                         13%           Jun. 2000
------------------------------------------------------------------------------------------------------------------------------------
SnapFish.com Corp.                  Offers quality film developing, online picture sharing and
                                      digital archiving of photos.                                          3%           Nov. 1999
------------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Ownership
                                                                                                       Percentage of      Initial
                                                                                                       Outstanding       Investment
           Company Name                                 Description of Business                           Shares            Date
           ------------                                 -----------------------                           ------            ----
-----------------------------------------------------------------------------------------------------------------------------------
Speech Machines plc                 An operator of Internet-based speech-to-text services.                  19%          Sept. 1997
-----------------------------------------------------------------------------------------------------------------------------------
SpotLife Inc.                       Provides online services which enables personal broadcasting
                                      for the mainstream market.                                             4%           Nov. 1999
-----------------------------------------------------------------------------------------------------------------------------------
The EC Company                      Provider of e-transaction processing and hosted B2B electronic
                                      commerce services for small to mid-size businesses.                   13%           Mar. 2000
-----------------------------------------------------------------------------------------------------------------------------------
Thingworld.com, LLC (formerly       Enables entertainment, music, sports, and consumer brand
   Parable, LLC)                      companies to creatively manage and distribute their
                                      properties online.                                                    35%           Aug. 1996
-----------------------------------------------------------------------------------------------------------------------------------
Tvisions, Inc.                      Provides a full suite of Internet design and development
                                      services.                                                             17%           Apr. 2000
-----------------------------------------------------------------------------------------------------------------------------------
Vcommerce Corporation (formerly     Provides an on-line retail hub that allows users to create a
   Vstore.com)                        custom on-line store for at no cost.                                   1%           July 1999
-----------------------------------------------------------------------------------------------------------------------------------
Virtual Ink Corporation             A company focused on the development of Digital Meeting
                                      Assistant (TM) (DMA) technologies.                                     7%           Oct. 1998
-----------------------------------------------------------------------------------------------------------------------------------
Visto Corporation                   Provides Web-based personal information services.                        9%           June 1998
-----------------------------------------------------------------------------------------------------------------------------------
WebCT, Inc. (formerly Universal     Provides a Web-based platform for teaching and learning in the
   Learning Technology )              higher education marketplace.                                         22%           July 1998
-----------------------------------------------------------------------------------------------------------------------------------

     In addition, as of July 31, 2000 the Company's CMGI@Ventures funds held securities of thirteen publicly traded companies including: Amazon.com, Inc.; Critical Path, Inc.; eBay, Inc.; Hollywood Entertainment Corporation; Kana Communications, Inc.; Lycos, Inc.; MarchFirst, Inc.; MotherNature.com, Inc.; PTEK Holdings, Inc.; Tickets.com, Inc.; Ventro Corporation; Vicinity Corporation; and Yahoo!, Inc.

Business Strategy

     CMGI's business strategy is built on the following initiatives:

     Continue to Create or Identify Companies with the Potential to Become Market Leaders. As a result of its deep and broad experience in the Internet market, CMGI believes that it has a competitive advantage in identifying emerging market opportunities. CMGI seeks to capitalize on these opportunities by pursuing a multi-faceted approach. Once CMGI identifies an emerging market opportunity it typically seeks to incubate an operating company to serve that need. CMGI also may acquire an existing company and reposition it to better address the market need. In addition, because of CMGI's experience and its strong brand name, it believes that it has a competitive advantage in attracting and identifying opportunistic minority investments in emerging companies, which it makes through its @Ventures funds. CMGI has acquired interests in companies at all stages of development, including a number currently being internally developed and several that have been harvested through initial public offerings or sales.

     Companies that CMGI has developed internally include Engage, which was formed in 1995 in anticipation of the need for more effective targeting of advertisements, content and e-commerce offerings through the Internet, and NaviSite, which was formed in 1996 in anticipation of the need for Web site hosting and managed services. CMGI is currently incubating other companies to pursue selected market opportunities. For example, NaviPath provides an access service that enables any company to offer branded Internet service to its customers and CMGion seeks to optimize delivery of Internet content over dial-up, broadband or wireless connections to any Internet enabled device.

     In those cases where CMGI believes that a leading market position can be obtained by acquiring or combining existing companies, it pursues an acquisition strategy. Since January 1, 1997, CMGI and its operating subsidiaries have made approximately 30 acquisitions. For example, CMGI recently acquired Tallan, a professional services firm, to expand the capabilities of CMGI Solutions.

     Finally, when CMGI identifies existing companies it believes can achieve leading positions in markets not core to its operating companies, it makes minority investments through its CMGI@Ventures funds. For example, CMGI made minority investments in GeoCities, Silknet and Ventro. CMGI believes that its CMGI@Ventures investments enables CMGI to take advantage of business opportunities in all segments of the Internet market and at the same time provide CMGI with insights into emerging Internet trends. To the extent that CMGI's minority investments are successful, they provide CMGI with additional resources that can be used to help support its operating companies. CMGI plans to continue its multi-faceted strategy so that it may take advantage of the broad array of opportunities in the Internet market.

     Global Delivery of Products and Services. CMGI intends to continue to expand the global reach of its network companies to capitalize on the significant growth of Internet usage outside the United States. CMGI's globalization efforts have focused mostly on helping its network companies expand into Europe and Asia and in developing regional partnerships to assist in expanding distribution capabilities.

     In Europe, CMGI has established facilities in London and Paris where its operating and venture companies can share space and administrative services, and it plans to establish similar facilities in cities throughout Europe. CMGI expects that its operating and venture companies will be able to use these facilities as a platform for the expansion of their products and services into international markets.

     CMGI's activity in Asia has focused on developing strategic relationships with prominent local companies. For example, CMGI has strategic relationships in Japan with Sumitomo Corporation, one of the world's leading traders and distributors of commodities and industrial and consumer goods, and in Hong Kong and other parts of Asia with Pacific Century CyberWorks, one of the largest Asian Internet companies and recent acquirer of Hong Kong Telephone. CMGI seeks to facilitate the entrance of its network companies into Asian markets by leveraging its relationships with this local partner. CMGI believes that the broad range of Internet assets included in its network of companies provides CMGI with a strategic advantage when it seeks to establish relationships with key Asian companies.

         Promote Synergies and Collaboration Among Network Companies. CMGI promotes collaboration among its network companies so that they can achieve competitive advantages that they might not achieve on a stand-alone basis. CMGI hosts regular conferences for executives of its network companies and weekly meetings among the chief executive officers of its operating companies to promote collaboration and the sharing of best practices. CMGI network companies have access to the technologies and services of other CMGI-affiliated companies that can be leveraged to improve operations. For example, uBid, Lycos and AltaVista have partnered with 1stUp to provide free Internet access to their users; iCAST is the provider of entertainment-related content for AltaVista; and many network companies use Engage, NaviSite and CMGI Solutions for profiling, Web hosting and consulting services. To encourage cooperation among its network companies, senior executives of its private operating companies are granted stock options in both CMGI and their company.

     Increase Leadership Position in Direct Marketing. CMGI plans to continue to develop solutions for the online marketing and advertising market. CMGI believes that this market provides a large opportunity because the proportion of total marketing and advertising dollars currently devoted to the Internet is significantly lower than the proportion of time that consumers spend on the Internet compared to viewing television and other traditional media. CMGI believes that expenditures for online advertising and marketing will ultimately become more aligned with the growth in viewing time on the Internet. CMGI is well positioned to capitalize on this opportunity. Since its creation in 1995, Engage has steadily expanded both its capabilities and audience-reach through the acquisitions of Accipiter, I/PRO, AdKnowledge, Flycast, AdSmart, MediaBridge, VBN and Space Asia. For the fiscal year ended July 31, 2000, the number of ad impressions served by its marketing networks was approximately 35 billion. CMGI believes that Engage's targeting capabilities will enable CMGI to continue to grow more rapidly than the overall Internet advertising market as marketers seek to more efficiently reach their target audiences. In addition, CMGI recently acquired yesmail.com and AdForce to offer a broader array of products and services to this market. CMGI plans to continue to expand the scope of the solutions offered by Engage, yesmail.com and AdForce so that it may provide online marketers with flexibility in tailoring their online campaigns to meet their particular marketing objectives.

     Capitalize on Multi-bandwidth, Multi-device Communications Infrastructure. CMGI is seeking to provide applications and services that will optimize the speed, consistency and reliability of delivery of Internet content and commerce over wireless, dial-up and broadband access technologies. Through its network of companies, CMGI is seeking to position itself strategically to capitalize on the proliferation of communications devices and access technologies. For example, Activate provides Internet communications services through streaming media technology, including broadcasting Wall Street analyst conference calls and radio and television programming. In addition, as part of a significant new initiative, CMGI recently formed a new company, called CMGion, with its partners Compaq, Novell and Sun Microsystems. The strategy of CMGion is to develop services that personalize and optimize the speed of content delivery across various access technologies.

     Aggressively Pursue Strategic Business Alliances. CMGI seeks to leverage its network of CMGI companies to create a network of strategic alliances and corporate partnerships. These alliances are designed to accelerate CMGI's products and services into global market opportunities by providing complementary distribution, technology, and/or content with the overall objective of increasing the use of and demand for the products and services of the CMGI network companies. For example, in connection with its acquisition of AltaVista in August 1999, CMGI entered into a strategic alliance partnership with Compaq Computer Corporation (Compaq). This partnership designates CMGI as a "Premier Internet Technology" supplier to Compaq and is intended to create mutually beneficial ways of bundling, distributing and promoting products and services of CMGI network companies on Compaq products.

     Organize Majority-Owned Holdings into Lines of Business, Support Focus on Operating Profitability. CMGI has formally organized its majority-owned operating companies and its venture capital affiliate into six lines of business. These six lines of business include five operational disciplines - Search and Portals; Infrastructure and Enabling Technologies; Internet Professional Services; eBusiness and Fulfillment; and Interactive Marketing - as well as CMGI's affiliated venture capital arm, CMGI @Ventures. Key objectives of this effort include:

     . Creation of an evolutionary operating model to support CMGI's growing prominence as a leader in the global Internet marketplace while increasing clarity among key audiences about the mission, focus, and performance of CMGI's business strategy;
     . Definition of the key market segments in which CMGI sees its greatest opportunities for growth and profitability; o Expansion of global strategic alliances and partnerships that will enable CMGI's operating companies to enter new markets
     . and more effectively deliver technology products and services to the Global 2000; Extension of CMGI @Ventures' mission to invest in and help accelerate promising emerging businesses which are complementary to CMGI's strategic focus;
     . Installment of an ongoing review process whereby CMGI will continually evaluate and evolve its strategy, including the enhancement of existing business lines and the creation of new operating lines through potential consolidations, mergers or divestitures to keep pace with technology innovation and emerging market opportunities;
     . A focus on market segments in which CMGI can establish a clear leadership position;
     . A reduction of the operating companies existing today to an optimal number of 5-10 in total; and,
     . Improved financial performance including continued revenue growth, and a significant reduction in cash flow requirements through improved operating efficiencies, acquisitions, consolidations and divestitures.

Sales and Marketing

     Each CMGI operating company maintains its own separate sales and marketing staffs, enabling the sales personnel to develop strong customer relationships and expertise in their respective areas. Each company has established their own direct sales force experienced in each subsidiary's business to address the new and evolving requirements of the Internet business arena. CMGI and its operating companies believe that an experienced sales staff is critical to initiating and maintaining customer relationships. CMGI markets itself through public relations, its Web site, internally sponsored events and externally facing trade shows. In addition, in certain instances, the Company has complemented these activities by retaining advertising and public relations agencies.

     The Company attends numerous trade shows in the Internet and high technology markets, while further supplementing its efforts with space advertising and product and services listings in appropriate directories. In addition, the Company sponsors user group meetings for its customers, where new products and services are highlighted.

Competition

     The market for Internet products and services is rapidly evolving and highly competitive. Although the Company believes that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. The Company believes the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features, and quality of support. Competitors include a wide variety of companies and organizations, including Internet software, content, service and technology companies, telecommunication companies, cable companies and equipment/technology suppliers. Some of the Company's existing competitors, as well as a number of potential new competitors, have greater financial, technical and marketing resources than the Company. The Company may also be affected by competition from licensees of its products and technology. There can be no assurance that the Company's competitors will not develop Internet products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings.

     Major competitive issues that the Company faces, by line of business, are as follows:

Interactive Marketing
---------------------

     Interactive Marketing includes, but is not limited to, providing a portfolio of online marketing products including enterprise-wide promotion management, profiling and ad serving software, media, media management and analytics.

     A number of the Company's current advertising customers, licensees and partners have also established relationships with certain of the Company's competitors, and future advertising customers, licensees and partners may establish similar relationships. The Company competes with other Internet advertising networks, including DoubleClick and 24/7 Media. It also competes with large Web sites and Web portals, such as America Online, Excite@Home, Microsoft and Yahoo for Internet advertising revenues. In addition, we compete with traditional media, such as television, radio, cable and print for a share of advertisers' total advertising budgets.

     Interactive marketing continues to be a highly attractive space and CMGI has a broad product and service coverage. Increasingly, marketers are looking for solutions versus component products and services. Companies in this sector are rapidly expanding their product offerings up and down the customer lifecycle through investments in new products, partnerships and acquisitions.

eBusiness and Fulfillment
-------------------------

     eBusiness and Fulfillment includes, but is not limited to, providing services across the entire ebusiness value chain to sell and deliver goods from the manufacturer to the customer.

     CMGI's fulfillment services segment companies have several prominent competitors for the fulfillment and supply chain management components of its businesses, and also compete with the internal fulfillment and manufacturing operations of customers themselves. The companies in this segment also compete on the basis of pricing, geographic proximity to their clients and the speed and accuracy with which orders are processed. In the more established ebusiness segments, such as business-to-consumer and consumer-to-consumer e-commerce, the market is consolidating around large established Internet players and established click-and-mortar players.

Search and Portals
------------------

     Search and Portals includes, but are not limited to, providing services and content which connect Internet users to information and entertainment.

     The Companies search and portal segment faces intense competition, and CMGI expects competition will continue to intensify. The market is subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. The Company believes the principal competitive factors in this market are name recognition, product performance and functionality, ease of use. size of the Web index, the speed with which search results return and the relevance of results, pricing and quality of customer support. many of CMGI's current and potential competitors, including America Online, Excite, Google, HotBot, Inktomi, Terra Lycos, Microsoft Network, Northern Light and Yahoo!, have longer operating histories, larger customer bases, greater brand name recognition, greater access to proprietary content and significantly greater financial, marketing and other resources.

Infrastructure and Enabling Technologies
----------------------------------------

     Infrastructure and Enabling Technologies includes, but are not limited to, providing products and services essential to business operations on the Internet, including outsourced management applications, private-label Internet access and technology platforms.

     The Company faces many large, established competitors, as well as small, fast-growing competitors, in these markets. The primary markets that the Company competes in include:

     Streaming
          There are many small, growing streaming service providers. CMGI's competition is aggressively pursuing market share and building brand awareness. Streaming pure-plays, software companies, managed service providers, and data networking companies are competing in the emerging streaming market.

     Data Connectivity
          Data connectivity is the largest segment of the Internet infrastructure services market. The traditional telecom players, "mega carriers", and the "next generation networks" all participate in multiple connectivity segments. Competitors are aggressively building-out capacity and pursuing revenue share. Both the mega carriers and next generation networks are adding capacity. There is a trend towards increasing outsourcing of data transmission management through guaranteed quality of service agreements and an increasing ubiquity of higher-bandwidth applications across all business types and consumer use.

     Managed Services
          To date, the Company has not expanded internationally in this area and almost all major competitors are global. CMGI's strong position in the managed hosting segment is threatened by many better-funded competitors including the telecommunications companies.

Internet Professional Services
------------------------------

     Internet Professional Services include, but are not limited to, providing applications strategy, development, design, and implementation services for companies seeking to initiate, enhance or redirect their presence on the Internet.

     The Internet professional services market is large and growing. It is increasingly difficult to differentiate product offerings. A group of five to seven firms appear to be establishing competitive leadership. Non-Internet professional services firms (software and product companies) and some middle tier broad-base services firms may also compete in this market.

Research and Development

     The Company develops and markets a variety of Internet related products and services. These industries are characterized by rapid technological development. The Company believes that its future success will depend in large part on its ability to continue to enhance its existing products and services and to develop other products and services, which complement existing ones. In order to respond to rapidly changing competitive and technological conditions, the Company expects to continue to incur significant research and development expenses during the initial development phase of new products and services as well as on an on-going basis.

     During fiscal years 2000, 1999 and 1998, the Company expended $153,974,000, $22,253,000 and $19,108,000, respectively, or 17.1%, 11.9% and 20.7%, respectively, of net revenue, on research and development. In addition, during fiscal years 2000, 1999 and 1998, the Company recognized $65,683,000, $6,061,000 and $10,325,000, respectively, of in-process research and development expenses in connection with acquisitions of subsidiaries and investments in affiliates. See further discussion of in-process research and development expenses in Item 7 below.

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

Employees

         As of July 31, 2000, the Company employed a total of 5,718 persons on a full-time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

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

ITEM 2. - PROPERTIES

         The location and general character of the Company's principal properties by industry segment as of October 4, 2000 are as follows:

Interactive Marketing Segment

         In its Interactive Marketing segment, the Company leases approximately 518,000 square feet of office, storage, production and assembly, sales and marketing, and operations space, principally in California, Massachusetts, Illinois, North Carolina and Europe under leases expiring from 2000 to 2010. Approximately 73,000 square feet is sublet to third parties.

eBusiness and Fulfillment Segment

         In its eBusiness and Fulfillment segment, the Company leases approximately 1,357,000 square feet of office, storage, warehouse, production and assembly, sales and marketing, and operations space, principally in Massachusetts, Tennessee, California, Illinois and Mexico under leases expiring from 2000 to 2013.

Search and Portals Segment

         In its Search and Portals segment, the Company leases approximately 665,000 square feet of office, administrative, engineering, sales and marketing, operations and data center space, principally in California, Massachusetts and New York under leases expiring from 2000 to 2009. Approximately 24,000 square feet is sublet to third parties.

Infrastructure and Enabling Technologies Segment

         In its Infrastructure and Enabling Technologies segment, the Company leases approximately 528,000 square feet of office, storage, production and assembly, sales and marketing, data center and operations space, principally in Massachusetts, California, Washington and Texas, under leases expiring from 2001 to 2011.

Internet Professional Services Segment

         In its Internet Professional Services segment, the Company leases approximately 87,000 square feet of office, storage, production and assembly, sales and marketing, and operations space, principally in Connecticut, Virginia and New York under leases expiring from 2000 to 2007.

Other

         In addition, the Company leases approximately 334,500 square feet principally in Massachusetts, California, Illinois and New York, under leases expiring from 2002 to 2010. These facilities consist of executive office space for the Company's corporate and venture capital line of business headquarters, as well as administrative, engineering, sales and marketing, and operations space.

ITEM 3.  LEGAL PROCEEDINGS

         On March 16, 2000, a derivative action was filed in the Court of Chancery of the State of Delaware against the Company, Edward A. Bennett, Christopher A. Evans, Craig D. Goldman, Andrew J. Hajducky III, Frederic D. Rosen, Paul L. Schaut, David S. Wetherell and Engage, Inc. The complaint arose out of the intended sale by CMGI of its subsidiaries, Flycast and Adsmart, to Engage, as announced on or about January 20, 2000. The plaintiff alleged, inter alia, that CMGI and the individual defendants violated their fiduciary duties, duties of loyalty and good faith, and engaged in self-dealing with regard to the transaction, which the complaint alleged is unfair to Engage. The complaint requested, inter alia, that the court (1) enjoin the defendants from taking any steps in furtherance of the transaction; (2) award recissory damages to Engage and rescind the transaction if it is consummated; (3) direct the defendants to account to Engage for its damages and CMGI's profits; and (4) award the plaintiff her costs, disbursements and fees. On August 15, 2000, the plaintiff filed a stipulation of dismissal without prejudice. On August 21, 2000, the court endorsed the stipulation and dismissed the matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The information required by this Item is set forth under Item 4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market information is set forth in Note 19 of the Notes to Consolidated Financial Statements referred to in Item 8(a) below and is incorporated herein by reference.

         On October 23, 2000, there were 4,534 holders of record of Common Stock of the Company.

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

         On January 18, 2000, the Company acquired all of the outstanding membership interests of Green Witch, LLC, a California limited liability company (Green Witch). Pursuant to the terms of the acquisition agreement, the Company, among other things, agreed to issue up to an aggregate of 233,009 shares of Common Stock to members of Green Witch in exchange for such membership interests. The issuance of such shares of Common Stock is subject to the satisfaction of certain terms and conditions contained in the acquisition agreement. On June 23, 2000, the Company issued and sold an aggregate of 25,654 shares of Common Stock to former members of Green Witch and certain associated parties in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

         On May 4, 2000, Comdisco, Inc. (Comdisco) exercised an outstanding warrant for the purchase of shares of the Company's common stock on a net issuance basis. Pursuant to the terms of the warrant, the Company issued an aggregate of 63,642 shares of Common Stock to Comdisco. The shares of Common Stock were issued and sold to Comdisco in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock. Also on May 4, 2000, Comdisco exercised an outstanding warrant for the purchase of shares of the Company's common stock on a net issuance basis. Pursuant to the terms of the warrant, the Company issued an aggregate of 48,681 shares of Common Stock to Comdisco. The shares of Common Stock were issued and sold to Comdisco in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

         On May 19, 2000, the Company and Primedia, Inc., a Delaware corporation (Primedia), completed an exchange of stock. The Company received 8,000,000 shares of Primedia stock in exchange for 1,532,567 shares of the Company's common stock. The shares of Common Stock were issued and sold to Primedia in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

         On June 9, 2000, the Company acquired an approximate 33% ownership interest in Freeup LLC, a Delaware limited liability company ("Freeup"). Pursuant to the terms of the acquisition agreement, on such date the Company, among other things, (i) issued and sold 42,230 shares of its Common Stock to Compaq Computer Corporation, a Delaware corporation (Compaq), for an aggregate purchase price of $3,000,000 and (ii) issued and sold 61,234 shares of its Common Stock to CPCG Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of Compaq (CPCG), in exchange for certain of the outstanding membership interests in Freeup then held by CPCG. The shares of Common Stock were issued and sold to Compaq and CPCG in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

         On June 15, 2000, the Company acquired all of the outstanding membership interests of Shortbuzz.com LLC, a Delaware limited liability company (Shortbuzz). Pursuant to the terms of the acquisition agreement, the Company, among other things, agreed to issue up to an aggregate of 17,957 shares of Common Stock to members of Shortbuzz in exchange for such membership interests. The issuance of certain of such shares of Common Stock is subject to the satisfaction of certain terms and conditions contained in the acquisition agreement. The shares of Common Stock were, or are to be, issued and sold to the members of Shortbuzz in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

         On August 18, 2000, pursuant to the terms of a promissory note issued by the Company on August 18, 1999 to Compaq in the original principal amount of $82,000,000 in connection with the Company's acquisition of AltaVista Company, the Company issued an aggregate of 116,495 shares of Common Stock to Compaq in satisfaction of interest due and payable. The shares of Common Stock were issued and sold to Compaq in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock. On August 18,

2000, pursuant to the terms of a promissory note issued by the Company on August 18, 1999 to Compaq in the original principal amount of $138,000,000 in connection with the Company's acquisition of AltaVista Company, the Company issued an aggregate of 196,052 shares of Common Stock to Compaq in satisfaction of interest due and payable. The shares of Common Stock were issued and sold to Compaq in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

         On July 18, 2000, pursuant to the terms of a Purchase Agreement dated as of February 3, 2000, the Company and divine Interventures, inc., a Delaware corporation (divine), completed an exchange of stock. The Company received 1,701,900 shares of divine common stock in exchange for 372,000 shares of the Company's common stock. The shares of Common Stock were issued and sold to divine in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

ITEM 6. -  SELECTED CONSOLIDATED FINANCIAL DATA

         The information required by this Item is set forth under the caption "Selected Consolidated Financial Data" appearing in the 2000 Annual Report to Stockholders and is incorporated herein by reference and is filed herewith as
Exhibit 13.1.

ITEM 7. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

         The information required by this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the 2000 Annual Report to Stockholders, and is incorporated herein by reference and is filed herewith as Exhibit 13.2.

ITEM 7A. -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at July 31, 2000 include equity positions in companies in the Internet industry sector, many of which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the Company's available-for-sale securities portfolio as of July 31, 2000, would result in an approximate $319.0 million decrease in the fair value of the Company's available-for-sale securities.

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

         The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At July 31, 2000 the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on its bank borrowing arrangements. Information about the Company's borrowing arrangements including principal amounts and related interest rates appears in Note 12 of the Notes to Consolidated Financial Statements referred to in Item 8(a) below and is incorporated herein by reference.

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

     (a) The following consolidated financial statements of the Company and independent auditors' report required by this Item are set forth in the 2000 Annual Report to Stockholders and are incorporated herein by reference and are filed herewith as Exhibit 13.3:

          -    Consolidated Balance Sheets as of July 31, 2000 and 1999
          - Consolidated Statements of Operations for the three years ended July 31, 2000
          - Consolidated Statements of Stockholders' Equity for the three years ended July 31, 2000
          - Consolidated Statements of Cash Flows for the three years ended July 31, 2000
          -    Notes to
               Consolidated Financial Statements- Independent Auditors' Report

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

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Incorporated by reference to the portions of the Definitive Proxy Statement entitled "Proposal 1--Election of Directors," "Additional Information - Management," and "Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. - EXECUTIVE COMPENSATION

          Incorporated by reference to the portions of the Definitive Proxy Statement entitled "Additional Information -- Executive Compensation," "Additional Information -- Director Compensation," "Additional Information -- Human Resources and Compensation Committee Report," "Additional Information -- Stock Performance Graph," and "Additional Information -- Employment Agreements and Severance and Change of Control Arrangements."

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Incorporated by reference to the portion of the Definitive Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated by reference to the portion of the Definitive Proxy Statement entitled "Additional Information -- Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  Financial Statements, Financial Statement Schedule, and Exhibits


     1. Financial Statements. The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

               -Consolidated Balance Sheets as of July 31, 2000 and 1999 -Consolidated Statements of Operations for the three years ended
                July 31, 2000, 1999 and 1998
               -Consolidated Statements of Stockholders' Equity for the three years ended July 31, 2000, 1999 and 1998 -
               -Consolidated Statements of Cash Flows for the three years ended
                July 31, 2000, 1999 and 1998
               -Notes to Consolidated Financial Statements
               -Independent Auditors' Report

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

(B)  Reports on Form 8-K

     On May 10, 2000, the Company filed a Current Report on Form 8-K dated April 28, 2000 to report under Item 2 (Acquisition or Disposition of Assets) the acquisition by Engage, Inc. of Adsmart Corporation and Flycast Communications Corporation from the Company. No financial statements were filed with such report.

     On May 25, 2000, the Company filed a Current Report on Form 8-K dated March 10, 2000 to report under Item 5 (Other Events) the acquisition by the Company of yesmail.com, inc. and uBid, Inc. No financial statements were filed with such report.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CMGI, INC.

Date: October 30, 2000                     By: /s/ David S. Wetherell
                                               ----------------------
                                           David S. Wetherell
                                           President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature                                    Title
---------                                    -----

/s/ David S. Wetherell         Chairman of the Board, President,
----------------------------   Chief Executive Officer and
David S. Wetherell             Director (Principal Executive Officer)


/s/ Andrew J. Hajducky III     Executive Vice President, Chief Financial Officer
----------------------------   and Treasurer (Principal Financial and
Andrew J. Hajducky III, CPA    Accounting Officer)


                               Director
----------------------------
William H. Berkman


/s/ Harold F. Enright, Jr.     Director
----------------------------
Harold F. Enright, Jr.


/s/ Craig D. Goldman           Director
----------------------------
Craig D. Goldman


/s/ Avram Miller               Director
----------------------------
Avram Miller


/s/ Robert J. Ranalli          Director
----------------------------
Robert J. Ranalli

                                 EXHIBIT INDEX
                                 -------------

2.1 Purchase and Contribution Agreement, dated as of June 29, 1999, by and among the Registrant, Compaq Computer Corporation, Digital Equipment Corporation, AltaVista Company and Zoom Newco Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated August 18, 1999 (File No. 000-23262).

2.2 Amendment No. 1 to Purchase and Contribution Agreement, dated as of August 18, 1999, by and among the Registrant, Compaq Computer Corporation, Digital Equipment Corporation, AltaVista Company and Zoom Newco Inc. is incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated August 18, 1999 (File No. 000-23262).

2.3 Agreement and Plan of Merger, dated as of September 29, 1999, by and among the Registrant, Freemont Corporation and Flycast Communications Corporation is incorporated herein by reference to Annex A to the Proxy Statement/Prospectus which is part of the Registrant's Registration Statement on Form S-4 (File No. 333-92107).

2.4 Amended and Restated Agreement and Plan of Merger, dated as of September 20, 1999, by and among the Registrant, Artichoke Corp. and AdForce, Inc. is incorporated herein by reference to Annex A to the Proxy Statement/Prospectus which is part of the Registrant's Registration Statement on Form S-4 (File No. 333-92139).

2.5 Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated as of January 10, 2000, by and among the Registrant, Artichoke Corp. and AdForce, Inc. is incorporated herein by reference to Exhibit
          2.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2000 (File No. 000-23262).

2.6 Agreement and Plan of Merger and Reorganization, dated as of December 14, 1999, by and among the Registrant, Mars Acquisition, Inc. and yesmail.com inc. is incorporated herein by reference to Annex A to the Proxy Statement/Prospectus which is part of the Registrant's Registration Statement on Form S-4 (File No. 333-95977).

2.7 Agreement and Plan of Merger and Contribution, dated January 19, 2000, by and among the Registrant, Engage, Inc., Adsmart Corporation, Flycast Communications Corporation and FCET Corp. is incorporated herein by reference to Exhibit 10.1 to Engage's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2000 (File No. 000-26671).

2.8 Agreement and Plan of Merger and Reorganization, dated as of February 9, 2000, by and among the Registrant, Senlix Corporation and uBid, Inc. is incorporated by reference to Annex A to the Proxy
         Statement/Prospectus which is part of the Registrant's Registration Statement on Form S-4 (File No. 333-32158).

2.9 Agreement and Plan of Merger and Contribution by and among the Registrant, Engage Technologies, Inc., AK Acquisition Corp. and AdKnowledge Inc. dated as of September 23, 1999, as amended, is incorporated herein by reference to Exhibit 10.1 to Engage's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-26671).

3.1 Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (File No. 333-85047).

3.2 Certificate of Designations, Preferences and Rights of Series D Preferred Stock of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated August 18, 1999 (File No. 000-23262).

3.3 Amendment of Restated Certificate of Incorporation of the Registrant, dated May 5, 2000 is incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on From 10-Q for the fiscal quarter ended April 30, 2000 (File No. 000-23262).

3.4 Restated By-Laws of the Registrant, as amended, are incorporated herein by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-4 (File No. 333-92107).

4.1 Specimen stock certificate representing the Registrant's Common Stock is incorporated herein by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

4.2 Promissory note, dated August 18, 1999, issued to Digital Equipment Corporation, in the principal amount of $138,000,000 is incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated August 18, 1999 (File No. 000-23262).

4.3 Promissory note, dated August 18, 1999, issued to Compaq Computer Corporation, in the principal amount of $82,000,000 is incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated August 18, 1999 (File No. 000-23262).

4.4      Form of senior indenture is incorporated herein by reference to Exhibit
         4.1 to the Registrant's Registration Statement on Form S-3 (File No. 333-93005).

4.5      Form of subordinated indenture is incorporated herein by reference to
         Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (File No. 333-93005).

10.1* 1986 Stock Option Plan, as amended, is incorporated herein by reference to Appendix IV to the Registrant's Definitive Schedule 14A filed November 17, 1999 (File No. 000-23262).

10.2*    Amended and Restated 1995 Employee Stock Purchase Plan.

10.3* 1995 Stock Option Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Appendix III to the Registrant's Definitive Schedule 14A filed November 17, 1999 (File No. 000-23262).

10.4* Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2000 (File No. 000-23262).

10.5* CMGI and Participating Subsidiaries Deferred Compensation Plan, is incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1999 (File No. 000-23262).

10.6* Employment Agreement, dated August 1, 1993, between the Registrant and David S. Wetherell is incorporated herein by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form S-1 (File No. 33-71518).

10.7* Amendment No. 1 to Employment Agreement, dated January 20, 1994, between the Registrant and David S. Wetherell is incorporated herein by reference to Exhibit 10.18 of the Registrant's Registration Statement on Form S-1 (File No. 33-71518).

10.8* Amendment No. 2 to Employment Agreement, dated October 25, 1996, between the Registrant and David S. Wetherell is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996 (File No. 000-23262).

10.9* Form of Director Indemnification Agreement (executed by the Registrant and each of David S. Wetherell, William H. Berkman, Harold F. Enright, Jr., Craig D. Goldman, Avram Miller and Robert J. Ranalli) is incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.10 Lease dated as of April 12, 1999 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to
         Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.11 Amendment No. 1 to Lease dated as of July 19, 1999 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.12 Amendment No. 2 to Lease, dated as of November 12, 1999, between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-23262).

10.13 Amendment No. 3 to Lease dated as of March 28, 2000 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts.

10.14 Amendment No. 4 to Lease, dated as of May 11, 2000 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts.

10.15 Lease Agreement by and between Carolina Blackhawk, LLC and Engage Technologies, Inc. dated October 1999, is incorporated herein by reference to Exhibit 10.3 to Engage's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999 (File No. 000-26671).

10.16 Lease Agreement by and between TST 555/575 Market, L.L.C. as landlord and Engage, Inc. as tenant, dated December 22, 1999 is incorporated herein by reference to Exhibit 10.2 to Engage's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2000 (File No. 000-26671).

10.17 First Amendment to the Lease Agreement by and between TST 555/575 Market, L.L.C. as landlord and Engage as tenant, dated March 20, 2000 is incorporated herein by reference to Exhibit 10.4 to Engage's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2000 (File No. 000-26671).

10.18 Lease dated as of September 13, 1999 between Arastradero Property and AltaVista Company for premises located at 1070 Arastradero Road, Palo Alto, California is incorporated herein by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.19 Indenture of Lease dated as of August 16, 1999, between 622 Building Company LLC and iCAST, Inc. for premises located at 622 Third Avenue, New York, New York is incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.20 Lease, dated January 6, 1998, between the Medford Nominee Trust and SalesLink Corporation for premises located at 425 Medford Street, Boston, Massachusetts is incorporated herein by reference to Exhibit
         10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998 (File No. 000-23262).

10.21 Lease, dated September 1, 1998, between Cabot Industrial Properties, L.P. and SalesLink Corporation for premises at 6112 West 73rd Street, Bedford Park, Illinois is incorporated herein by reference to Exhibit
         10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.22 Lease, dated June 30, 1995, between Windy Pacific Partners and Pacific Mailing Corporation for premises located at Lot #2, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.23 First Amendment to Lease Between Windy Pacific Partners and Pacific Mailing Corporation, dated May 28, 1996 for premises located at Lot #2, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.24 Lease, dated July 30, 1995, between Windy Pacific Partners and Pacific Mailing Corporation for premises located at Lot #3, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.25 First Amendment to Lease Between Windy Pacific Partners and Pacific Mailing Corporation, dated December 22, 1995 for premises located at Lot #3, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.26 Second Amendment to Lease Between Windy Pacific Partners and Pacific Mailing Corporation, dated May 28, 1996 for premises located at Lot #3, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.27 Third Amendment to Lease Between Windy Pacific Partners and Pacific Mailing Corporation, dated September 25, 1996 for premises located at Lot #3, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.28 Lease, dated September 25, 1996, between Windy Pacific Partners and Pacific Direct Marketing Corp. DBA Pacific Link for premises at Lot #4 Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.29 Capital & Counties plc and Engage Technologies Limited underlease, dated April 27, 1999, is incorporated herein by reference to Exhibit
         10.14 to Engage's Registration Statement on Form S-1 (File No. 333-78015).

10.30 Anthony & Co. Office Lease between Milkson Associates, LLC and Accipiter, Inc., dated April 9, 1997 is incorporated herein by reference to Exhibit 10.15 to Engage's Registration Statement on Form S-1 (File No. 333-78015).

10.31 Amendment to Lease Agreement between Milkson Associates, LLC and Accipiter, Inc. dated November 5, 1997 is incorporated herein by reference to Exhibit 10.16 to Engage's Registration Statement on Form S-1 (File No. 333-78015).

10.32 Lease dated as of March, 1997 by and between William J. Callahan and William J. Callahan, Jr., as trustees of Andover Park Realty Trust, and the Registrant is incorporated herein by reference to Exhibit 10.5 to NaviSite's Registration Statement on Form S-1 (File No. 333-83501).

10.33 Lease dated as of May 14, 1999 by and between 400 River Limited Partnership and NaviSite, Inc. is incorporated herein by reference to
         Exhibit 10.6 to NaviSite's Registration Statement on Form S-1 (File No. 333-83501).

10.34 Lease made as of April 30, 1999 by and between CarrAmerica Realty Corporation and NaviSite, Inc. is incorporated herein by reference to
         Exhibit 10.7 to NaviSite's Registration Statement on Form S-1 (File No. 333-83501).

10.35 Lease made as of August 31, 2000 by and between Industrial Developments International (Tennessee), L.P. and SalesLink Corporation for premises located at 6100 Holmes Road, Suite 101, Memphis, Tennessee.

10.36 Lease dated March 14, 2000 by and between CMGI (UK) Limited and Britel Fund Trustees Limited for premises (third floor) located at Prospect House, 80 to 110 New Oxford Street London WC1.

10.37 Lease dated March 14, 2000 by and between CMGI (UK) Limited and Britel Fund Trustees Limited for premises (fourth floor) located at Prospect House, 80 to 110 New Oxford Street London WC1.

10.38 Lease dated March 14, 2000 by and between CMGI (UK) Limited and Britel Fund Trustees Limited for premises (fifth floor) located at Prospect House, 80 to 110 New Oxford Street London WC1.

10.39 Indenture of Lease made as of March 2000 by and between the Registrant and 622 Building Company LLC for premises located at 622 Third Avenue, New York, NY.

10.40 Lease dated as of February 4, 2000 by and between the Registrant and TST 555/575 Market, L.L.C. for premises located at 575 Market Street, San Francisco, California.

10.41 First Amendment to Lease dated as of February 29, 2000 by and between the Registrant and TST 555/575 Market, L.L.C. for premises located at 575 Market Street, San Francisco, California.

10.42 Lease dated May 9, 2000 by and between CMGI (UK) Limited and SA Daffodil for premises located at 43-45-47 Avenue de la Grande Armee, 22-24 rue Chalgrin, Paris, France.

10.43 Lease dated September 22, 2000 by and between CMGI (UK) Limited and DIFA for premises located at Chilehaus, Fischertwiete 2, 20095 Hamburg.

10.44 Share Exchange Agreement, dated as of September 22, 1999, by and between the Registrant and Pacific Century CyberWorks Limited is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-23262).

10.45 Registration Rights Agreement, dated as of November 29, 1999, by and between the Registrant and Pacific Century CyberWorks Limited is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-23262).

10.46 Stock Purchase Agreement, dated as of June 19, 2000, by and among the Registrant, Engage, Inc. and Compaq Computer Corporation is incorporated herein by reference to Exhibit 1 to the Registrant's
         Schedule 13D/A, dated June 19, 2000 (File No. 005-58487).

10.47 Common Stock Purchase Agreement, dated as of June 8, 2000, by and between the Registrant and NaviSite, Inc. in incorporated herein by reference to Exhibit 10.1 to NaviSite's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2000 (File No. 000-27597).

10.48 Securities Purchase Agreement, dated December 21, 1998, by and among the Registrant and RGC International Investors, LDC and RGC Investments II, L.P. is incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 22, 1998 (File No. 000-23262).

10.49 Registration Rights Agreement, dated December 21, 1998, by and among the Registrant and RGC International Investors, LDC and RGC Investments II, L.P. is incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated December 22, 1998 (File No. 000-23262).

10.50 Securities Purchase Agreement, dated as of June 29, 1999, by and among the Registrant and the investors named therein is incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated June 29, 1999 (File No. 000-23262).

10.51 Registration Rights Agreement, dated as of June 29, 1999 by and among the Registrant and the investors named therein is incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated June 29, 1999 (File No. 000-23262).

10.52 CMG Stock Purchase Agreement, dated as of December 10, 1996 by and between the Registrant and Microsoft Corporation is incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated January 31, 1997 (File No. 000-23262).

10.53 Common Stock Purchase Agreement dated as of December 19, 1997 by and between the Registrant and Intel Corporation is incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 19,1997 (File No. 000-23262).

10.54 Common Stock Purchase Agreement dated as of February 15, 1998 by and between the Registrant and Sumitomo Corporation is incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated February 27, 1998 (File No. 000-23262).

10.55* CMG @Ventures, Inc. Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997 (File No. 000-23262).

10.56* CMG @Ventures I, LLC Limited Liability Company Agreement, dated December 18, 1997 is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998 (File No. 000-23262).

10.57* CMG @Ventures II, LLC Operating Agreement, dated as of February 26, 1998 is incorporated herein by reference to Exhibit 10.69 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.58* Summary of Management's Interests in the @Ventures III Venture Capital Funds is incorporated herein by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.59* Limited Liability Company Agreement of CMG @Ventures III, LLC, dated August 7, 1998 is incorporated herein by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.60* Agreement of Limited Partnership of @Ventures III, L.P., dated August 7, 1998 is incorporated herein by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.61* Amendment No. 1 to the Agreement of Limited Partnership of @Ventures III, L.P., dated August 7, 1998 is incorporated herein by reference to
         Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.62* Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated December 22, 1998 is incorporated herein by reference to Exhibit
         10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.63* Amendment No. 1 to the Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated December 22, 1998 is incorporated herein by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.64* Agreement of Limited Partnership of @Ventures Expansion Fund, L.P., dated as of February 25, 2000.

10.65* Agreement of Limited Partnership of @Ventures Foreign Expansion Fund, L.P., dated as of March 8, 2000.

10.66* Limited Liability Company Agreement of @Ventures Expansion Partners, LLC, dated as of February 10, 2000.

10.67* Limited Liability Company Agreement of CMG@Ventures Expansion, LLC, dated as of February 10, 2000.

13.1 Portions of the Registrant's 2000 Annual Report to Stockholders (Selected Consolidated Financial Data) (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).

13.2 Portions of the Registrant's 2000 Annual Report to Stockholders (MD&A) (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).

13.3 Portions of the Registrant's 2000 Annual Report to Stockholders (Audited Financial Statements) (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).

21       Subsidiaries of the Registrant.

23       Consent of Independent Auditors.

27 Financial Data Schedule for the fiscal years ended July 31, 2000 and 1999.

_______________
 * Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
CMGI, Inc.:

Under the date of September 21, 2000, except as to Note 20, which is as of October 27, 2000, we reported on the consolidated balance sheets of CMGI, Inc. and subsidiaries as of July 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended July 31, 2000, which are included in the Form 10-K for the year ended July 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                            /s/ KPMG LLP
                                                            KPMG LLP


Boston, Massachusetts
September 21, 2000

                                  CMGI, INC.
                                 SCHEDULE  II
                       Valuation and Qualifying Accounts
                 For the years ended July 31, 2000, 1999, 1998

                                                          Additions                               Deductions
                                           ----------------------------------------  ------------------------------------

       Accounts                                                Additions               Deductions
     Receivable,                                              Charged to                (Charged
    Allowance for         Balance at                           Costs and                against             (a)          Balance at
       Doubtful          beginning of                          Expenses                 Accounts      Deconsolidation /     end
       Accounts             period       Acquisitions      (Bad Debt Expense)         Receivable)       Dispositions     of period
      --------              ------       ------------       ----------------           ----------       ------------     ---------
        2000            $   3,034,000    $ 12,168,000        $ 32,231,000             $  12,650,000     $   165,000      $34,618,000
        1999            $     900,000    $    484,000        $   2,528,000            $     878,000     $         -      $ 3,034,000
        1998            $     946,000    $    264,000        $     448,000            $      99,000     $   659,000      $   900,000

(a) Amount of $165,000 in fiscal 2000 relates to the effect of the deconsolidation of Blaxxun, Inc. on March 31, 2000. Amount of $659,000 in fiscal 1998 relates to the effect of the deconsolidation of Lycos, Inc. on November 1, 1997.