Form 10-K/A
period 2000-07-31
CMGI INC
filed 2000-12-08
CIK 914712

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ______________________

                                  FORM 10-K/A

                                 AMENDMENT NO. 1

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)(x)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

(STATE OR OTHER JURISDICTION OF INCORPORATION OR        (I.R.S. EMPLOYER NO.)
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

On October 23, 2000, the Registrant had outstanding 318,919,613 shares of Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Portions of Items 1 and 5 and Items 7 and 8 are incorporated by reference to the Company's 2000 Annual Report to Stockholders.

                                EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A amends and restates Item 6 of Part I and Item 14 of Part IVof the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2000 as filed by the Registrant on October 30, 2000, and is being filed to correct a typographical error included therein.


                                    PART II

ITEM 6. -  SELECTED CONSOLIDATED FINANCIAL DATA

      The information required by this Item is filed herewith as Exhibit 13.1 and is incorporated herein by reference.


                                     PART IV
ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)  Financial Statements, Financial Statement Schedule, and Exhibits

            1. Financial Statements. The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

                  -  Consolidated Balance Sheets as of July 31, 2000 and 1999
                  - Consolidated Statements of Operations for the three years ended July 31, 2000, 1999 and 1998
                  - Consolidated Statements of Stockholders' Equity for the three years ended July 31, 2000, 1999 and 1998
                  - Consolidated Statements of Cash Flows for the three years ended July 31, 2000, 1999 and 1998
                  -  Notes to Consolidated Financial Statements
                  -  Independent Auditors' Report

            2. Financial Statement Schedule. Financial Statement Schedule II of the Company and the corresponding Report of Independent Auditors on Financial Statement Schedule were previously filed with this Report and are incorporated herein by reference.

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

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CMGI, INC.

Date: December 8, 2000    /s/  Andrew J. Hajducky III
                         ---------------------------------------
                         Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

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

2.8 Agreement and Plan of Merger and Reorganization, dated as of February 9, 2000, by and among the Registrant, Senlix Corporation and uBid, Inc. is incorporated by reference to Annex A to the Proxy Statement/Prospectus which is part of the Registrant's Registration Statement on Form S-4 (File No. 333- 32158).

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

10.2*! Amended and Restated 1995 Employee Stock Purchase Plan.

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

10.6* Employment Agreement dated August 1, 1992, between the Registrant and David S. Wetherell is incorporated herein by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form S-1 (File No. 33-71518).

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

10.13! Amendment No. 3 to Lease dated as of March 28, 2000 between Andover Mills
       Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts.

10.14! Amendment No. 4 to Lease, dated as of May 11, 2000 between Andover Mills
       Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts.

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

10.35! Lease made as of August 31, 2000 by and between Industrial Developments
       International (Tennessee), L.P. and SalesLink Corporation for premises located at 6100 Holmes Road, Suite 101, Memphis, Tennessee.

10.36! Lease dated March 14, 2000 by and between CMGI (UK) Limited and Britel
       Fund Trustees Limited for premises (third floor) located at Prospect House, 80 to 110 New Oxford Street London WC1.

10.37! Lease dated March 14, 2000 by and between CMGI (UK) Limited and Britel
       Fund Trustees Limited for premises (fourth floor) located at Prospect House, 80 to 110 New Oxford Street London WC1.

10.38! Lease dated March 14, 2000 by and between CMGI (UK) Limited and Britel
       Fund Trustees Limited for premises (fifth floor) located at Prospect House, 80 to 110 New Oxford Street London WC1.

10.39! Indenture of Lease made as of March 2000 by and between the Registrant and 622 Building Company LLC for premises located at 622 Third Avenue, New York, NY.

10.40! Lease dated as of February 4, 2000 by and between the Registrant and TST
       555/575 Market, L.L.C. for premises located at 575 Market Street, San Francisco, California.

10.41! First Amendment to Lease dated as of February 29, 2000 by and between the Registrant and TST 555/575 Market, L.L.C. for premises located at 575 Market Street, San Francisco, California.

10.42! Lease dated May 9, 2000 by and between CMGI (UK) Limited and SA Daffodil for premises located at 43-45-47 Avenue de la Grande Armee, 22-24 rue Chalgrin, Paris, France.

10.43! Lease dated September 22, 2000 by and between CMGI (UK) Limited and DIFA for premises located at Chilehaus, Fischertwiete 2, 20095 Hamburg.

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

10.64*! Agreement of Limited Partnership of @Ventures Expansion Fund, L.P., dated as of February 25, 2000.

10.65*! Agreement of Limited Partnership of @Ventures Foreign Expansion Fund,
        L.P., dated as of March 8, 2000.

10.66*! Limited Liability Company Agreement of @Ventures Expansion Partners,
        LLC, dated as of February 10, 2000.

10.67*! Limited Liability Company Agreement of CMG@Ventures Expansion, LLC, dated as of February 10, 2000.

13.1    Selected Consolidated Financial Data.

13.2! Portions of the Registrant's 2000 Annual Report to Stockholders (MD&A) (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).

13.3! Portions of the Registrant's 2000 Annual Report to Stockholders (Audited Financial Statements) (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).

21!     Subsidiaries of the Registrant.

23!     Consent of Independent Auditors.

27!     Financial Data Schedule for the fiscal years ended July 31, 2000 and
        1999.

______________
*  Management contract or compensatory plan or arrangement filed in response to
   Item 14(a)(3) of the instructions to Form 10-K.
!  Previously filed.