Form 10-Q
period 2000-10-31
CMGI INC
filed 2000-12-15
CIK 914712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarter ended October 31, 2000

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

                     Yes  X          No  _____
                        -----

 Number of shares outstanding of the issuer's common stock, as of December 11,
                                     2000


     Common Stock, par value $.01 per share            319,311,017
     ---------------------------------------           -----------
                   Class                      Number of shares outstanding

                                   CMGI, INC.
                                   FORM 10-Q

                                     INDEX

                                                                            Page Number
                                                                            -----------
Part I.  FINANCIAL INFORMATION


  Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheets
            October 31, 2000 (unaudited) and July 31, 2000                        3

            Consolidated Statements of Operations
            Three months ended October 31, 2000 and 1999 (unaudited)              4

            Consolidated Statements of Cash Flows
            Three months ended October 31, 2000 and 1999 (unaudited)              5

            Notes to Interim Unaudited Consolidated Financial Statements         6-13


  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                 14-29

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk           30

Part II.  OTHER INFORMATION


  Item 2.   Changes in Securities and Use of Proceeds                            31

  Item 6.   Exhibits and Reports on Form 8-K                                    31-32


SIGNATURE                                                                        34

EXHIBIT INDEX                                                                    35

                          CMGI, Inc. and Subsidiaries
                          Consolidated Balance Sheets

              (in thousands, except share and per share amounts)

                                                                                                       October 31,     July 31,
                                                                                                           2000          2000
                                                                                                           ----          ----
ASSETS                                                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents                                                                           $ 1,163,718   $   639,666
   Available-for-sale securities                                                                           513,396     1,595,011
   Accounts receivable, trade, net of allowance for doubtful accounts                                      219,138       232,104
   Prepaid expenses and other current assets                                                               108,112       105,094
                                                                                                       -----------   -----------
Total current assets                                                                                     2,004,364     2,571,875
                                                                                                       -----------   -----------

Property and equipment, net                                                                                283,767       259,270
Investments in affiliates                                                                                  586,123       583,648
Goodwill and other intangible assets, net of accumulated amortization                                    4,790,166     4,955,076
Other assets                                                                                               209,082       187,238
                                                                                                       -----------   -----------
                                                                                                       $ 7,873,502   $ 8,557,107
                                                                                                       ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                                       $   136,004   $   523,022
   Current installments of long-term debt                                                                    6,218         6,649
   Accounts payable                                                                                        125,355       128,627
   Accrued income taxes                                                                                    115,318        36,318
   Accrued expenses                                                                                        231,566       246,289
   Deferred income taxes                                                                                     8,302       392,340
   Deferred revenues                                                                                        33,943        27,898
   Other current liabilities                                                                                92,166       100,627
                                                                                                       -----------   -----------
Total current liabilities                                                                                  748,872     1,461,770
                                                                                                       -----------   -----------

Long-term debt, less current installments                                                                  226,523       228,023
Deferred income taxes                                                                                      312,732        61,365
Other long-term liabilities                                                                                 47,767        50,945
Minority interest                                                                                          650,057       586,062
Commitments and contingencies

Preferred stock, $0.01 par value. Authorized 5,000,000 shares; issued 375,000
   Series C convertible, redeemable preferred stock at October 31, 2000 and July
   31, 2000, dividend at 2% per annum; carried at liquidation value                                        385,030       383,140
Stockholders' equity:
   Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and
     outstanding 318,875,119 shares at October 31, 2000 and 296,487,502  shares at July 31, 2000             3,189         2,965


   Additional paid-in capital                                                                            6,990,741     6,190,182
   Deferred compensation                                                                                   (30,122)      (45,202)
   Accumulated deficit                                                                                  (1,496,268)     (857,814)
                                                                                                       -----------   -----------
                                                                                                         5,464,351     5,290,131
Accumulated other comprehensive income (loss)                                                               34,981       495,671
                                                                                                       -----------   -----------
Total stockholders' equity                                                                               5,502,521     5,785,802
                                                                                                       -----------   -----------
                                                                                                       $ 7,873,502   $ 8,557,107
                                                                                                       ===========   ===========

see accompanying notes to interim unaudited consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                   (in thousands, except per share amounts)

                                                                         Three months ended October 31,
                                                                         ------------------------------
                                                                              2000             1999
                                                                              ----             ----
Net revenue                                                                $  366,143        $ 129,118
Operating expenses:
  Cost of revenue                                                             329,878          113,560
  Research and development                                                     53,271           20,188
  In-process research and development                                           1,462               --
  Selling                                                                     141,066           72,501
  General and administrative                                                   85,047           30,053
  Amortization of intangible assets and stock-based compensation              652,139          170,039
                                                                           ----------        ---------
    Total operating expenses                                                1,262,863          406,341
                                                                           ----------        ---------

Operating loss                                                               (896,720)        (277,223)
                                                                           ----------        ---------

Other income (expenses):
  Interest income                                                              12,119            5,871
  Interest expense                                                            (22,588)          (5,700)
  Other gains, net                                                            197,338           48,349
  Gains on issuance of stock by subsidiaries and affiliates                   126,589           46,368
  Equity in losses of affiliates                                              (15,872)          (1,796)
  Minority interest                                                            88,852           23,288
                                                                           ----------        ---------
                                                                              386,438          116,380
                                                                           ----------        ---------

Loss before income taxes                                                     (510,282)        (160,843)
Income tax expense (benefit)                                                  126,282          (43,431)
                                                                           ----------        ---------
Net loss                                                                     (636,564)        (117,412)
Preferred stock accretion and amortization of discount                         (1,890)          (4,935)
                                                                           ----------        ---------

Net loss available to common stockholders                                  $ (638,454)       $(122,347)
                                                                           ==========        =========

Basic and diluted loss per share                                           $    (2.07)       $   (0.54)
                                                                           ==========        =========

Shares used in computing basic and diluted loss per share                    307,873          226,372
                                                                           ==========        =========


see accompanying notes to interim unaudited consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                        Three months ended October 31,
                                                        ------------------------------
                                                            2000             1999
                                                            ----             ----
Cash flows from operating activities:
  Net loss                                              $ (636,564)        $ (117,412)
  Adjustments to reconcile net loss to net cash used
  for operating activities:
    Depreciation and amortization                          680,893            175,430
    Deferred income taxes                                   42,541           (118,918)
    Non-operating gains, net                              (323,927)           (94,717)
    Equity in losses of affiliates                          15,872              1,796
    Minority interest                                      (88,852)           (23,288)
    In-process research and development                      1,462                 --
    Changes in operating assets and liabilities,
     excluding effects from acquired companies:
     Trade accounts receivable                              19,548            (18,821)
     Prepaid expenses and other current assets              (3,549)           (13,407)
     Accounts payable and accrued expenses                     543             16,254
     Deferred revenues                                       1,428              7,316
     Refundable and accrued income taxes, net               80,382             25,280
     Tax benefit from exercise of stock options                 --             48,802
     Other assets and liabilities                             (640)            (5,218)
                                                        ----------         ----------
Net cash used for operating activities                    (210,863)          (116,903)

Cash flows from investing activities:
  Additions to property and equipment                      (42,202)           (23,185)
  Net proceeds from maturities of (purchases of)
   available-for-sale securities                            19,923             (6,500)
  Proceeds from sale of stock investments                  844,016            291,069
  Investments in affiliates                                (46,173)           (11,129)
  Cash paid for acquisitions of subsidiaries, net
  of cash acquired                                         (12,460)            23,425
  Other                                                         (8)                --
                                                        ----------         ----------
Net cash provided by investing activities                  763,096            273,680
                                                        ----------         ----------

Cash flows from financing activities:
  Net repayments of notes payable                          (33,570)                --
  Net proceeds from issuance of common stock                 6,795              5,569
  Net proceeds from issuance of stock by subsidiaries        4,382             69,567
  Other                                                     (5,788)             4,176
                                                        ----------         ----------
Net cash provided by (used for) financing activities       (28,181)            79,312
                                                        ----------         ----------

Net increase in cash and cash equivalents                  524,052            236,089
Cash and cash equivalents at beginning of period           639,666            468,912
                                                        ----------         ----------
Cash and cash equivalents at end of period              $1,163,718         $  705,001
                                                        ==========         ==========


see accompanying notes to interim unaudited consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

     The accompanying consolidated financial statements have been prepared by CMGI, Inc. (CMGI or the Company) in accordance with generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2000 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on October 30, 2000 (as amended on December 8, 2000). The results for the three-month period ended October 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with current year presentation.

B. New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, which was later amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -an Amendment of FASB Statement No. 133 (as amended, SFAS No. 133). SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities, or firm commitments through the statements of operations or recognized in other comprehensive income until the hedged item is recognized in the statements of operations. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The Company currently holds derivative instruments and engages in certain hedging activities, which have been accounted for as described in Note L. The Company adopted SFAS No. 133 on August 1, 2000 and recorded a transition gain, net of tax, of approximately $6.0 million during the first quarter of fiscal year 2001.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company adopted SAB 101 on August 1, 2000 and had no material impact on its financial position or its results of operations.

C. Other Gains, Net

     The following schedule reflects the components of "Other gains, net":

                                                                            Three Months Ended October 31,
                                                                            ------------------------------
                                                                              2000                 1999
                                                                              ----                 ----
   (in thousands)
   Gain on sale of Lycos common stock                                       $ 357,356           $      --
   Gain on sale of Kana common stock                                          135,289                  --
   Gain on sale of Yahoo! common stock                                             --              48,349
   Gain on  forward contract on Yahoo! common stock                            87,832                  --
   Gain on sale of Critical Path common stock                                  70,900                  --
   Gain on sale of investment in eGroups                                        8,114                  --
   Loss on sale of PCCW common stock                                         (358,855)                 --
   Loss on impairment of MSGI common stock                                    (38,730)                 --
   Loss on impairment of Hollywood Entertainment common stock                 (45,402)                 --
   Other                                                                      (19,166)                 --
                                                                            ---------             -------
                                                                            $ 197,338             $48,349
                                                                            =========             =======

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     During the three months ended October 31, 2000, the Company sold marketable securities for total proceeds of approximately $844.0 million and recorded a net pre-tax gain of approximately $202.3 million on these sales. These sales primarily consisted of approximately 8.4 million shares of Lycos, Inc. (Lycos) common stock for proceeds of approximately $394.7 million, approximately 241.0 million shares of Pacific Century CyberWorks, Limited (PCCW) for proceeds of approximately $190.2 million, approximately 3.7 million shares of Kana Communications, Inc. (Kana) common stock for proceeds of approximately $137.6 million, approximately 1.3 million shares of Critical Path, Inc. (Critical Path) common stock for proceeds of approximately $72.8 million.

     In August 2000, Yahoo! acquired eGroups, Inc. (eGroups) and in connection therein, the shares of eGroups held by the Company's subsidiary, CMG@Ventures III, LLC (CMG@Ventures III) were converted into shares of Yahoo! common stock. The Company recorded a pre-tax gain of $8.1 million on the conversion of its investment in eGroups during the fiscal quarter ended October 31, 2000. Such gain was recorded net of the 18% interest attributable to CMG@Ventures III's outside profit members.

     Also, included in "Other gains, net" were impairment charges of $4.5 million, $3.9 million and $1.5 million related to the Company's available-for-sale securities holdings of Global Media, Virage and MotherNature.com, respectively, under the provisions of Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

     During the three months ended October 31, 1999, the Company sold approximately 1.6 million shares of Yahoo! common stock for proceeds of $291.1 million.

D. Gains on Issuance of Stock by Subsidiaries and Affiliates

     During the three months ended October 31, 2000, the Company recognized gains on issuance of stock by subsidiaries and affiliates primarily related to the issuance of approximately 14.9 million shares by Engage, Inc. (Engage), a majority-owned subsidiary of the Company, valued at approximately $257.2 million in its acquisitions of Space Media Holdings Limited (Space) and MediaBridge Technologies, Inc. (MediaBridge). With these transactions, the Company's ownership interest in Engage decreased from approximately 86% to approximately 78%. The Company provided for deferred income taxes resulting from the gain on issuance of stock by Engage.

     During the three months ended October 31, 1999, the Company recognized a $46.4 million pre-tax gain on issuance of stock by a subsidiary related to NaviSite's issuance of approximately 11.0 million shares of its common stock at a price of $7 per share in connection with its initial public offering. The Company's ownership interest in NaviSite decreased from approximately 90% to approximately 69%. The Company provided for deferred income taxes resulting from the gain on issuance of stock by NaviSite.

E. Business Combinations

     On August 31, 2000, Engage completed its acquisition of Space, a leading independent Internet marketing network in Asia. The total purchase price for Space was valued at approximately $35.9 million consisting of approximately 3.2 million shares of Engage common stock valued at approximately $35.5 million, and direct acquisition costs of approximately $425,000. Engage also recorded approximately $18.9 million in deferred compensation related to approximately
1.5 million shares of Engage common stock issuable to certain employee shareholders of Space contingent upon continued employment for a one year period following the date of acquisition. Lastly, contingent consideration, comprised of approximately 1.4 million shares of Engage common stock has been placed in escrow to satisfy certain performance objectives by Space. The value of the escrow shares will be recorded as additional purchase price at the then-fair value upon the attainment of certain performance goals measured through December 31, 2000.

     On September 11, 2000, Engage completed its acquisition of MediaBridge, a leading provider of cross-media closed loop targeted marketing systems. The total purchase price for MediaBridge was valued at approximately $221.7 million consisting of approximately 11.7 million shares of Engage common stock valued at approximately $190.2 million, options to

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

purchase Engage common stock valued at approximately $31.1 million, and direct acquisition costs of approximately $482,000. Of the purchase price, $700,000 was allocated to in-process research and development, which was charged to operations during the first quarter of fiscal 2001. Engage also recorded approximately $7.0 million in deferred compensation related to stock options issued to certain MediaBridge employees. Approximately twelve percent of the shares issued are subject to an escrow period of one year to secure certain indemnification obligations of the former stockholders of MediaBridge.

     The acquisitions completed during the first quarter of fiscal 2001 have been accounted for using the purchase method, and, accordingly, the purchase prices have been allocated to the assets purchased and liabilities assumed based upon their fair values at the dates of acquisition. Goodwill and other identifiable intangible assets totaling approximately $478.2 million were recorded related to the acquisitions during the first quarter of fiscal 2001, and are being amortized on a straight-line basis over three years. The acquired companies are included in the Company's consolidated financial statements from the dates of acquisition.

     The purchase prices for these acquisitions were allocated as follows:

(in thousands)                                      Space      MediaBridge       Total
                                                    -----      -----------       -----
Working capital, including cash (cash
 overdraft) acquired                               $  (972)     $  (4,621)     $  (5,593)
Property and equipment                                 434          2,034          2,468
Other assets (liabilities), net                         --           (404)          (404)
Deferred tax liability                                  --       (217,764)      (217,764)
Goodwill                                            36,416        417,456        453,872
Developed technology                                    --         17,500         17,500
Other identifiable intangible assets                    --          6,800          6,800
In-process research and development                     --            700            700
                                                   -------      ---------      ---------
Purchase price                                     $35,878      $ 221,701      $ 257,579
                                                   =======      =========      =========

     Amortization of intangible assets and stock-based compensation consists of:

                                                      Three months ended
                                                      ------------------
                                                          October 31,
                                                          -----------
(in thousands)                                        2000            1999
                                                      ----            ----

Amortization of intangible assets                   $562,709        $168,497
Amortization of stock-based compensation              19,824           1,542
Impairment of intangible assets                       69,606              --
                                                    --------        --------
Total                                               $652,139        $170,039
                                                    ========        ========


     The amortization of stock-based compensation for the three months ended October 31, 2000 and 1999 would have been primarily allocated to general and administrative expense had the Company recorded the expense within the functional department of the employee or director.

     The Company has recorded impairment charges totaling approximately $69.6 million during the first quarter of fiscal 2001 as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Subsequent to October 31, 2000, CMGI determined to exit the business conducted by its subsidiaries iCAST Corporation (iCAST) and 1stUp.com Corporation (1stUp). In connection with this decision, management determined that the carrying value of certain intangible assets, principally goodwill, were permanently impaired, and recorded impairment charges in the quarter ended October 31, 2000 of approximately $3.6 million and $23.3 million related to iCAST and 1stUp, respectively. The Company will record exit costs associated with the iCAST and 1stUp businesses in the second quarter of fiscal 2001 (see Note M). The Company also recorded other impairment charges during the quarter totaling approximately $42.7 million, consisting primarily of $15.2 million related to intangible assets of Engage, Inc.'s subsidiary, Flycast Communications Corporation, $8.9 million related to intangible assets of MyWay.com Corporation, and $10.1 million related to intangible assets of CMGion, Inc.'s subsidiary, Tribal Voice, Inc. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

F. Segment Information

     Based on the information provided to the Company's chief operating decision maker for purposes of making decisions about allocating resources and assessing performance, the Company's operations have been classified in five operating segments that are strategic business units offering distinctive products and services that are marketed through different channels.

     The five operating segments are: (i) Interactive Marketing, (ii) eBusiness and Fulfillment, (iii) Search and Portals, (iv) Infrastructure and Enabling Technologies and (v) Internet Professional Services. Management evaluates segment performance based on segment operating income or loss excluding in-process research and development expenses and amortization of intangible assets and stock-based compensation.

     On October 11, 2000 CMGion acquired AdForce from the Company. On November 13, 2000, the Company announced its decision to cease funding the operations of iCAST in the second quarter of fiscal 2001, but to continue to operate Signatures Network, a business previously included in the operations of iCAST, as an independent CMGI majority-owned subsidiary. As a result of these transactions, the results of AdForce, which were previously included in the Interactive Marketing segment, are included in the Infrastructure and Enabling Technologies segment and the results of Signatures Network, which were previously included in the Search and Portals segment, are included in the eBusiness and Fulfillment segment. For comparative purposes, all prior period segment results and certain other amounts for prior periods have been reclassified to reflect these transactions and conform to current period presentation.

     Summarized financial information of the Company's operations by business segment is as follows:

                                                  Three Months Ended October 31,
                                                  -----------------------------
(in thousands)                                       2000               1999
                                                     ----               ----
Net revenue:
   Interactive Marketing                          $  48,685          $  18,628
   eBusiness and Fulfillment                        188,625             56,228
   Search and Portals                                60,439             49,431
   Infrastructure and Enabling Technologies          35,053              4,617
   Internet Professional Services                    33,341                214
                                                  ---------          ---------
                                                  $ 366,143          $ 129,118
                                                  =========          =========
Operating loss:
   Interactive Marketing                          $(240,919)         $ (18,533)
   eBusiness and Fulfillment                        (40,594)            (1,505)
   Search and Portals                              (353,656)          (220,024)
   Infrastructure and Enabling Technologies        (193,725)           (24,698)
   Internet Professional Services                   (45,731)            (4,738)
   Other                                            (22,095)            (7,725)
                                                  ---------          ---------
                                                  $(896,720)         $(277,223)
                                                  =========          =========

Operating income (loss), excluding in-process
   research and development expenses and
   amortization of intangible assets and stock-
   based compensation:
   Interactive Marketing                          $ (62,581)         $ (14,411)
   eBusiness and Fulfillment                         (3,539)             1,364
   Search and Portals                               (64,980)           (58,704)
   Infrastructure and Enabling Technologies         (92,294)           (24,116)
   Internet Professional Services                     1,552             (3,648)

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

   Other                                            (21,277)            (7,669)
                                                  ---------          ---------
                                                  $(243,119)         $(107,184)
                                                  =========          =========

G. Borrowing Arrangements

     As consideration for its acquisition of Tallan, the Company issued three short-term promissory notes totaling approximately $376.9 million. Interest on each note is payable at a rate of 6.5% per annum. Principal and interest payments due on the notes are payable in September 2000 and December 2000, at the option of CMGI, in cash, marketable securities or any combination thereof. The value of the promissory notes included in the purchase price was recorded net of a discount of $8.2 million to reflect the difference between the actual interest rates of the promissory notes and the Company's current incremental borrowing rates for similar types of borrowing transactions. On September 30, 2000, the Company issued approximately 7.3 million shares of its common stock as payment of approximately $241.8 million in principal (see Note J). As a result of this payment, the principal balance of the two remaining notes was approximately $135.1 million on October 31, 2000.

     In June 2000, NaviSite sold certain of its equipment and leasehold improvements in its two new data centers in a sale-leaseback transaction to a bank for approximately $30.0 million. NaviSite entered into a capital lease (the "Capital Lease") upon the leaseback of those assets. The Capital Lease bears interest at a nominal rate of 9.15% and an effective interest rate of 12.49%, is payable in monthly installments ending June 2004 and contains certain financial covenants as defined. As of October 31, 2000, NaviSite was not in compliance with the market capitalization covenant. Effective December 11, 2000, NaviSite obtained a waiver from the lessor for noncompliance with the market capitalization covenant as of October 31, 2000. Additionally, in connection with the waiver, NaviSite renegotiated the capital lease covenants to eliminate the market capitalization requirement.


H. Earnings Per Share

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Approximately 10.3 million and 11.1 million weighted average common stock equivalents and approximately 9.6 million and 9.4 million shares representing the weighted average effect of assumed conversion of convertible preferred stock were excluded from the denominator in the diluted loss per share calculation for the three months ended October 31, 2000 and 1999, respectively.

     If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from net income (loss) the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial for the three months ended October 31, 2000 and 1999.


I. Comprehensive Income

     The components of comprehensive income, net of income taxes, are as follows:

(in thousands)                                    Three months ended October 31,
                                                  -----------------------------
                                                        2000           1999
                                                        ----           ----

Net loss                                            $  (636,564)     $(117,412)
Net unrealized holding gain (loss) arising during
 period                                                (453,118)       282,313
Less: reclassification adjustment for gain realized in

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


 net loss                                       (7,572)           (28,441)
                                           -----------          ---------
Comprehensive income (loss)                $(1,097,254)         $ 136,460
                                           ===========          =========

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

J.   Consolidated Statements of Cash Flows Supplemental Information

   (in thousands)                          Three months ended October 31,
                                           ------------------------------
                                               2000              1999
                                               ----              ----
   Cash paid during the period for:
     Interest                                 $1,942            $  947
                                              ======            ======
     Income taxes                             $4,738            $2,962
                                              ======            ======

       During the three months ended October 31, 2000, significant non-cash investing activities included the following transactions:

       On August 1, 2000, the Company settled the first tranche of the forward sale agreement (see Note L) that hedges a portion of the Company's investment in common stock of Yahoo! through the delivery of 581,499 shares of Yahoo! common stock to an investment bank.

       On August 18, 2000, the Company issued approximately 313,000 shares of its common stock to Compaq Computer Corporation as a semi-annual interest payment valued at approximately $11.5 million related to notes payable issued in the acquisition of AltaVista.

       On August 25, 2000, the Company and Cable and Wireless plc, completed their previously agreed to exchange of stock. CMGI received approximately 241.0 million shares of PCCW stock in exchange for approximately 13.4 million shares of the Company's common stock. The PCCW stock received was valued at $546.6 million, which represents the value of the CMGI shares issued in the exchange on the date the agreement was executed.

       On August 31, 2000, Yahoo! acquired eGroups, a CMGI@Ventures investee company. In connection with the merger, CMG@Ventures III, LLC received approximately 91,000 shares of Yahoo! common stock.

       On August 31, 2000 and September 12, 2000, respectively, Engage completed the acquisitions of Space and MediaBridge in exchange for its own common stock (see Note E).

       On September 30, 2000, the Company issued approximately 7.3 million shares of its common stock as payment of principal and interest totaling approximately $249.8 million related to a note payable that had been issued in the Company's acquisition of Tallan.


K.   Available-for-Sale Securities

       At October 31, 2000, available-for-sale securities primarily consist of common stock investments. Available-for-sale securities are carried at fair value based on quoted market prices, net of a market value discount to reflect any remaining restrictions on transferability. Available-for-sale securities at October 31, 2000 included approximately 9.4 million shares of Terra-Lycos Inc. valued at approximately $226.4 million, approximately 8.0 million shares of Primedia, Inc. valued at approximately $85.0 million, approximately 700,000 shares of Yahoo! Inc. valued at approximately $41.9 million, approximately 4.6 million shares of Vicinity Corporation valued at approximately $48.7 million and approximately 3.2 million shares of Ventro Corporation (Ventro) valued at approximately $15.4 million. Shares of publicly traded companies held by CMG@Ventures I and II which have been allocated to CMG@Ventures I's and II's profit members have been classified in other non-current assets in the accompanying Consolidated Balance Sheets and valued at carrying value as of the date of allocation. Certain shares included in available-for-sale securities at October 31, 2000 may be required to be allocated to CMG@Ventures I's and II's profit members in the future. A net unrealized holding gain of approximately $35.0 million, net of deferred income taxes of approximately $58.4 million, has been reflected in other comprehensive income in the equity section of the consolidated balance sheets based on the change in market value of the available-for-sale securities from dates of acquisition to October 31, 2000. Also included in available-for-sale securities at October 31, 2000 were approximately 2.6 million shares of Terra Lycos common stock which the Company may be required to sell to Terra Lycos, at prices ranging from $.0012 to $1.12 per share, pursuant to employee stock option exercises.


L.   Derivative Financial Instruments

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     In April 2000, the Company entered into a forward sale agreement with equity collars that hedges a portion of the Company's investment in common stock of Yahoo! Inc. Under the terms of the contract, the Company agreed to deliver, at its discretion, either cash or Yahoo! Inc. common stock in three separate tranches, with maturity dates ranging from August 2000 to February 2001. The Company executed the first tranche in April 2000 and received approximately $106.4 million in cash. The Company subsequently settled this tranche through the delivery of 581,499 shares of Yahoo! common stock in August 2000. In May 2000, the Company received approximately $68.5 million and $5.7 million upon the execution of the second and third tranches, respectively. The Company subsequently settled the second tranche for cash totaling approximately $33.6 million in October 2000. In November 2000, the Company entered into a new forward sale agreement to hedge the Company's investment in 581,499 shares of Yahoo! common stock. The Company received approximately $31.5 million of cash in connection with this new agreement. Under the terms of the new contract, the Company agreed to deliver, at its discretion, either cash or shares of Yahoo! Inc. common stock on August 1, 2001.

     The forward sale contracts include equity collars and are considered derivative financial instruments that have been designated as fair value hedging instruments under the guidance outlined in SFAS No. 133. The Company's objective relative to the use of these hedging instruments is to limit the Company's exposure to and benefits from price fluctuations in the underlying equity securities, which are classified as available-for-sale securities in the consolidated balance sheets. The Company accounts for the forward sale contracts as hedges and has determined that the hedges are highly effective. Changes in the value of the hedge are substantially offset by changes in the value of the underlying investment securities. The hedging of the Yahoo! common stock is part of the Company's overall risk management strategy, which includes the preservation of cash and available-for-sale securities used to fund ongoing operations and future investment opportunities. The Company does not hold or issue any derivative financial instruments for trading purposes.

     Including the effects of the transition accounting proscribed by SFAS No. 133 and settlement of the first and second tranches under the Yahoo! forward sale agreement, the net gain recognized in the consolidated statement of operations during the quarter ended October 31, 2000 was approximately $87.8 million. The net gain is included in "Other gains, net", in the consolidated statements of operations.


M. Subsequent Events

     On November 13, 2000, the Company announced its decision to cease funding the operations of iCAST in the second quarter of fiscal 2001, but to continue to operate Signatures Network, a business previously included in the operations of iCAST, as an independent CMGI majority-owned subsidiary.

     The Company also announced on November 13, 2000 that it will divest its ad-supported Internet access business represented by 1stUp.com Corporation by the end of the second fiscal quarter.

     On December 12, 2000, the Company entered into a Note and Warrant Purchase Agreement (the Agreement) with its subsidiary, NaviSite. The Agreement provides for the sale of a subordinated, unsecured, convertible note in the principal amount of $50.0 million (Initial Note), and a subordinated, unsecured, convertible note in the principal amount of $30.0 million (Second Note). Also on December 12, 2000, NaviSite issued the Initial Note to CMGI in the amount of $50.0 million. The annual interest rate on the Initial Note is 7.5% payable quarterly in, at NaviSite's discretion, either cash or NaviSite common stock. The principal amount is due in full by December 12, 2003. The Agreement provides that the use of proceeds from the Second Note are restricted to satisfying certain of NaviSite's lease obligations.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in this section under the heading "Factors That May Affect Future Results" and elsewhere in this report, the risks discussed in the "Factors That May Affect Future Results" section included in the Company's Annual Report on Form 10-K filed with the SEC on October 30, 2000 (as amended on December 8, 2000), and the risks discussed in the Company's other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Basis of Presentation

     The Company reports five operating segments: i) Interactive Marketing, ii) eBusiness and Fulfillment, iii) Search and Portals, iv) Infrastructure and Enabling Technologies, and v) Internet Professional Services. CMGI also invests in companies involved in various aspects of the Internet through its affiliated venture capital arm, CMGI@Ventures. In accordance with generally accepted accounting principals, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by CMGI exclude the effect of transactions between CMGI's subsidiaries.

     On October 11, 2000 CMGion acquired AdForce. On November 13, 2000, the Company announced its decision to cease funding the operations of its wholly-owned subsidiary, iCAST, in the second quarter of fiscal 2001 and to continue to operate Signatures Network, a business previously included in the operations of iCAST, as an independent CMGI majority-owned subsidiary. As a result of these transactions, the results of AdForce, which were previously included in the Interactive Marketing segment, are included in the Infrastructure and Enabling Technologies segment and the results of Signatures Network, which were previously included in the Search and Portals segment, are included in the eBusiness and Fulfillment segment. For comparative purposes, all prior period segment results and certain other amounts for prior periods have been reclassified to reflect these transactions and conform to current period presentations.

Three months ended October 31, 2000 compared to three months ended October 31, 1999

NET REVENUE:

                                             Three Months                    Three Months
                                                Ended                            Ended
                                              October 31,   As a % of Total    October 31,   As a % of Total
                                                 2000         Net Revenue         1999          Net Revenue    $ Change  % Change
                                                 ----         -----------         ----          -----------    --------  --------
(in thousands)
Interactive Marketing                            $ 48,685              13%        $ 18,628               14%   $ 30,057      161%
eBusiness and Fulfillment                         188,625              52%          56,228               44%    132,397      236%
Search and Portals                                 60,439              16%          49,431               38%     11,008       22%
Infrastructure and Enabling Technologies           35,053              10%           4,617                4%     30,436      659%
Internet Professional Services                     33,341               9%             214                -      33,127   15,480%
                                                 --------                         --------                     --------

Total                                            $366,143             100%        $129,118              100%   $237,025      184%
                                                 ========             ===         ========              ===    ========   ======

     Net revenue increased $237.0 million, or 184%, to $366.1 million for the three months ended October 31, 2000 from $129.1 million for the same period ended in fiscal year 2000. The increase was largely a result of the effects of fiscal 2000 acquisitions and increased net revenue growth at existing companies during the first quarter of fiscal year 2001. The fiscal year 2000 acquisitions accounted for approximately 73% of the net revenue increase. The increase in net revenue within the Interactive Marketing segment was primarily the result of the effects of the fiscal year 2000 acquisitions of AdKnowledge,

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

Inc., Flycast Communications Corporation (Flycast) and yesmail.com, inc. The increase in net revenue within the eBusiness and Fulfillment segment was primarily the result of the acquisition of uBid during fiscal year 2000, the impact of a full quarter's net revenue from Signatures Network in fiscal 2001, which was acquired on September 27, 1999, and increased volume of turn-key business from Cisco Systems, Inc. (Cisco) at SalesLink. The increase in net revenue within the Search and Portals segment was primarily the result of a full quarter's net revenue from AltaVista, which was acquired on August 18, 1999, and increased net revenue from MyWay.com. The increase in net revenue within the Infrastructure and Enabling Technologies segment was primarily the result of increased net revenue at NaviSite and NaviPath and the acquisitions of Activate, AdForce and 1stUp during fiscal year 2000. The increase in net revenue for NaviSite was primarily due to the growth in its customer base facilitated by the build-out of its data center facilities. The increase in net revenue for NaviPath primarily related to the growth in users due to the expansion of its network coverage across North America. The increase in net revenue within the Internet Professional Services segment was primarily the result of the acquisition of Tallan during fiscal year 2000. The Company expects to report future revenue growth as a result of increased net revenue from existing companies.

COST OF REVENUE:

                                             Three Months                   Three Months
                                                 Ended       As a % of         Ended         As a % of
                                              October 31,   Segment Net      October 31,      Segment
                                                 2000         Revenue            1999       Net Revenue     $ Change   % Change
                                                 ----         -------            ----       -----------     --------   --------
(in thousands)
Interactive Marketing                           $ 35,478           73%         $ 14,747              79%    $ 20,731        141%
eBusiness and Fulfillment                        166,855           88%           45,597              81%     121,258        266%
Search and Portals                                31,490           52%           35,709              72%      (4,219)       (12%)
Infrastructure and Enabling Technologies          73,498          210%           16,506             358%      56,992        345%
Internet Professional Services                    22,557           68%            1,001             468%      21,556      2,153%
                                                --------                       --------                     --------

Total                                           $329,878           90%         $113,560              88%    $216,318        190%
                                                ========          ===          ========             ===     ========      =====

       Cost of revenue increased $216.3 million, or 190%, to $329.9 million for the three months ended October 31, 2000 from $113.6 million for same period ended in fiscal year 2000. Cost of revenue consisted primarily of expenses related to the content, connectivity and production associated with delivering the Company's products and services. The increase was largely attributable to the increased net revenue due to fiscal year 2000 acquisitions and increased net revenue growth at existing companies. The fiscal year 2000 acquisitions
accounted for approximately 73% of the increase in cost of revenue.   Cost of
revenue as a percentage of net revenue increased for the first quarter of fiscal 2001 primarily due to the Company's acquisition of uBid at the end of the third quarter of fiscal 2000.


RESEARCH AND DEVELOPMENT EXPENSES:

                                             Three Months                   Three Months
                                                 Ended       As a % of         Ended         As a % of
                                              October 31,   Segment Net      October 31,      Segment
                                                 2000         Revenue            1999       Net Revenue     $ Change   % Change
                                                 ----         -------            ----       -----------     --------   --------
(in thousands)
Interactive Marketing                            $15,744           32%          $ 3,293              18%     $12,451        378%
eBusiness and Fulfillment                            523            -               694               1%        (171)       (25%)
Search and Portals                                24,929           41%           12,583              25%      12,346         98%
Infrastructure and Enabling Technologies          12,075           34%            2,722              59%       9,353        344%
Internet Professional Services                         -            -               896             419%        (896)      (100%)
                                                 -------                        -------                      -------

Total                                            $53,271           15%          $20,188              16%     $33,083        164%
                                                 =======           ==           =======             ===      =======       ====

     Research and development expenses increased $33.1 million, or 164%, to $53.3 million for the three months ended October 31, 2000 from $20.2 million for
the same period in fiscal year 2000.   Research and development expenses
consisted primarily of personnel and related costs to design, develop, enhance, test and deploy the Company's product and service

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

efforts either prior to the development effort reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. Research and development expenses as a percentage of net revenue decreased primarily due to the impact of acquisitions and increased net revenues at existing companies. The fiscal year 2000 acquisitions accounted for approximately 46% of the increase in research and development expenses. The increase within the Interactive Marketing segment was primarily the result of the effects of the fiscal year 2000 acquisitions of AdKnowledge, Flycast and yesmail.com and increased development efforts at Engage. The increase within the Search and Portals segment was primarily the result of a full quarter's research and development expenses from AltaVista. The increase in the Infrastructure and Enabling Technologies segment was primarily the result of the acquisitions of Activate, AdForce, Equilibrium, 1stUp and Tribal Voice during fiscal year 2000 and increased development efforts at NaviSite. The Company believes that significant investments in research and development are required to remain competitive. Consequently, the Company anticipates it will continue to devote substantial resources to research and development efforts and that these costs may substantially increase in absolute dollars in future periods.

IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES:

                                             Three Months                   Three Months
                                                 Ended       As a % of         Ended         As a % of
                                              October 31,   Segment Net      October 31,    Segment Net
                                                 2000         Revenue            1999         Revenue       $ Change   % Change
                                                 ----         -------            ----         -------       --------   --------
(in thousands)
Interactive Marketing                             $  700            1%                -               -       $  700        N/A
eBusiness and Fulfillment                              -            -                 -               -            -        N/A
Search and Portals                                     -            -                 -               -            -        N/A
Infrastructure and Enabling Technologies               -            -                 -               -            -        N/A
Internet Professional Services                         -            -                 -               -            -        N/A
Other                                                762            -                 -               -          762        N/A
                                                  ------                        -------                       ------

Total                                             $1,462            -                 -               -       $1,462        N/A
                                                  ======      =======           =======       =========       ======

     In-process research and development expenses increased to $1.5 million for the three months ended October 31, 2000. There were no in-process research and development expenses in the corresponding period of fiscal 2000. The increase in the Interactive Marketing segment in-process research and development expenses was primarily the result of the acquisitions of MediaBridge Technologies, Inc. by Engage on September 11, 2000.

SELLING EXPENSES:

                                             Three Months                   Three Months
                                                 Ended       As a % of         Ended         As a % of
                                              October 31,   Segment Net      October 31,    Segment Net
                                                 2000         Revenue            1999         Revenue       $ Change   % Change
                                                 ----         -------            ----         -------       --------   --------
Interactive Marketing                            $ 40,173          83%           $11,942           64%       $28,231        236%
eBusiness and Fulfillment                          14,660           8%             3,250            6%        11,410        351%
Search and Portals                                 57,294          95%            49,672          100%         7,622         15%
Infrastructure and Enabling Technologies           23,720          68%             6,120          133%        17,600        288%
Internet Professional Services                      1,934           6%             1,015          474%           919         91%
Other                                               3,285           -                502            -          2,783        554%
                                                 --------                        -------                     -------

Total                                            $141,066          39%           $72,501           56%       $68,565         95%
                                                 ========          ==            =======          ===        =======        ===

     Selling expenses increased $68.6 million, or 95%, to $141.1 million for the three months ended October 31, 2000 from $72.5 million for the same period in fiscal year 2000. Selling expenses consisted primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, trade show expenses and travel costs. Selling expenses increased during the first three months of fiscal year 2001 primarily due to the effects of fiscal year 2000 acquisitions and the continued growth of the sales and marketing efforts related to product launches and infrastructure at existing companies. The fiscal year 2000 acquisitions accounted for approximately 49% of the

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

increase in selling expenses. Selling expenses as a percentage of net revenue decreased for the first quarter of fiscal 2001 primarily due to increased net revenue. The increase within the Interactive Marketing segment was primarily the result of the acquisitions of AdKnowledge, Flycast and yesmail.com during fiscal year 2000 and increased sales and marketing efforts at Engage. Additionally, during the first quarter of fiscal 2001, Engage recorded approximately $2.6 million of selling expenses for charges related to costs associated with exiting certain leases and terminating personnel as part of the restructuring of its business. The increase in the eBusiness and Fulfillment segment was primarily the result of the acquisitions of uBid and Signatures Network during fiscal year 2000. The increase within the Search and Portals segment was primarily the result of a full quarter's selling expenses from AltaVista, the impact of an approximate $3.3 million charge recorded by AltaVista in fiscal 2001 related to the termination of certain contracts and personnel in conjunction with a change in its business focus and increased costs at iCAST.. The increase in the Infrastructure and Enabling Technologies segment was primarily the result of the acquisitions of Activate, AdForce, Equilibrium, ExchangePath, 1stUp and Tribal Voice during fiscal year 2000 and increased sales and marketing efforts at NaviSite. The increase within the Internet Professional Services segment was primarily the result of the acquisition of Tallan during fiscal year 2000. The Company anticipates that its selling and marketing expenses will increase in future periods as the Company continues to create brand awareness for each of the companies' products and services and as the Company continues to expand its international operations.

GENERAL AND ADMINISTRATIVE EXPENSES:

                                             Three Months                   Three Months
                                                 Ended       As a % of         Ended         As a % of
                                              October 31,   Segment Net      October 31,    Segment Net
                                                 2000         Revenue            1999         Revenue       $ Change   % Change
                                                 ----         -------            ----         -------       --------   --------
(in thousands)
Interactive Marketing                             $19,871          41%           $ 3,057           16%       $16,814        550%
eBusiness and Fulfillment                          10,126           5%             5,323            9%         4,803         90%
Search and Portals                                 11,706          19%            10,171           21%         1,535         15%
Infrastructure and Enabling Technologies           18,054          52%             3,385           73%        14,669        433%
Internet Professional Services                      7,298          22%               950          444%         6,348        668%
Other                                              17,992           -              7,167            -         10,825        151%
                                                  -------                        -------                     -------

Total                                             $85,047          23%           $30,053           23%       $54,994        183%
                                                  =======          ==            =======          ===        =======        ===

     General and administrative expenses increased $55.0 million, or 183%, to $85.1 million for the three months ended October 31, 2000 from $30.1 million for the same period in fiscal year 2000. General and administrative expenses consist primarily of compensation, facilities costs and fees for professional services. General and administrative expenses increased during the first three months of fiscal year 2001 primarily due to the effect of the fiscal year 2000 acquisitions and the building of management infrastructure at the corporate level and at several of the Company's existing subsidiaries. The fiscal year 2000 acquisitions accounted for approximately 40% of the increase in general and administrative expenses. General and administrative expenses as a percentage of net revenue remained essentially equal for the first quarter of fiscal 2001 as compared to the same period in the prior fiscal year due to the Company's acquisition of Tallan which offset an increase in "Other" expenses. The increase in the Interactive Marketing segment was primarily the result of additional bad debt expense recorded by Engage and the acquisitions of AdKnowledge, Flycast and yesmail.com during fiscal year 2000. The increase in the eBusiness and Fulfillment segment was primarily the result of the acquisitions of uBid and Signatures Network during fiscal year 2000. The increase in the Search and Portals segment was primarily the result of a full quarter's expenses from AltaVista. The increase in the Infrastructure and Enabling Technologies segment was primarily due to the acquisitions of Activate, AdForce, Equilibrium, ExchangePath, 1stUp and Tribal Voice during fiscal year 2000 and the building of management infrastructure at NaviSite and NaviPath.
The increase in the Internet Professional Services segment was primarily the result of the acquisition of Tallan. The increase in the Other expenses, which includes certain administrative functions such as legal, finance and business development which are not fully allocated to CMGI's subsidiary companies, was primarily the result of the growth of CMGI's corporate infrastructure including higher personnel costs due to increased headcount, increased professional fees and facilities costs. The Company anticipates that its general and administrative expenses will increase in absolute dollars in future periods as it continues to expand its international operations.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

AMORTIZATION OF INTANGIBLE ASSETS AND STOCK-BASED COMPENSATION:

                                             Three Months                   Three Months
                                                 Ended       As a % of         Ended         As a % of
                                              October 31,   Segment Net      October 31,    Segment Net
                                                 2000         Revenue            1999         Revenue       $ Change   % Change
                                                 ----         -------            ----         -------       --------   --------
(in thousands)
Interactive Marketing                            $177,638         365%          $  4,122           22%      $173,516      4,210%
eBusiness and Fulfillment                          37,055          20%             2,869            5%        34,186      1,192%
Search and Portals                                288,676         478%           161,320          326%       127,356         79%
Infrastructure and Enabling Technologies          101,431         289%               582           13%       100,849     17,328%
Internet Professional Services                     47,283         142%             1,090          509%        46,193      4,238%
Other                                                  56           -                 56            -              -        N/A
                                                 --------                       --------                    --------

Total                                            $652,139         178%          $170,039          132%      $482,100        284%
                                                 ========         ===           ========          ===       ========     ======

     Amortization of intangible assets and stock-based compensation increased $482.1 million, or 284%, to $652.1 million for the three months ended October 31, 2000 from $170.0 million for same period in fiscal year 2000. Amortization of intangible assets and stock-based compensation consisted primarily of goodwill amortization expense related to acquisitions during fiscal year 2000. The impact of acquisitions made during or after the first fiscal quarter of 2000 accounted for approximately 67% of the increase in amortization of intangible assets and stock-based compensation. The intangible assets recorded as a result of the fiscal 2000 acquisitions are being amortized over periods ranging from two to five years. Included within amortization of intangible assets and stock-based compensation expenses was approximately $13.2 million and $1.5 million of stock-based compensation for the three months ended October 31, 2000 and 1999, respectively. Also included within the amortization of intangible assets and stock-based compensation during the first quarter of fiscal 2001 were impairment charges totaling approximately $69.6 million as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. During the first quarter of fiscal 2001, CMGI announced its decision to exit the operations of iCAST and 1stUp. In connection with this decision, management determined that the carrying value of certain intangible assets, principally goodwill, was permanently impaired, and recorded impairment charges of approximately $3.6 million and $23.3 million for iCAST and 1stUp, respectively. The Company also recorded other impairment charges during the quarter totaling approximately $42.7 million, consisting primarily of $15.2 million related to intangible assets of Engage, Inc.'s subsidiary, Flycast Communications Corporation, $8.9 million related to intangible assets of MyWay.com Corporation, and $10.1 million related to intangible assets of CMGion, Inc.'s subsidiary, Tribal Voice, Inc. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods. The increase amortization in the Interactive Marketing segment was primarily the result of the acquisitions of AdKnowledge, Flycast and yesmail.com during fiscal year 2000. The increase in the eBusiness and Fulfillment segment was primarily the result of the acquisitions of uBid and Signatures Network during fiscal year 2000. The increase in the Search and Portals segment amortization was primarily the result of a full quarter of amortization on the acquisition of AltaVista. The increase in the Infrastructure and Enabling Technologies segment was primarily the result of the acquisitions of Activate, AdForce, Equilibrium, ExchangePath, 1stUp and Tribal Voice during fiscal year 2000. The increase in the Internet Professional Services segment was primarily the result of the acquisition of Tallan during fiscal year 2000.

OTHER INCOME/EXPENSE:

     Gains on issuance of stock by subsidiaries and affiliates increased $80.2 million, or 173%, to $126.6 million for the first three months of fiscal year 2001 from $46.4 million for the same period in fiscal year 2000. Gains on the issuance of stock in the first quarter of fiscal year 2001 primarily related to a pre-tax gain of approximately $125.9 million on the issuance of stock by Engage in its acquisitions of MediaBridge Technologies and Space Media Holdings Limited. Gains on issuance of stock in the first quarter of fiscal year 2000 reflects the pre-tax gain of $46.4 million on the issuance of common stock by NaviSite in its initial public offering.

     Other gains, net increased $149.0 million, or 308%, to $197.3 million for the quarter ended October 31, 2000 from $48.3 million for the same period in fiscal 2000. Other gains, net for the quarter ended October 31, 2000 primarily consisted

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

of a pre-tax gain of approximately $357.4 million on the sale of Lycos, Inc. (Lycos) common stock, a pre-tax gain of approximately $135.3 million on the sale of Kana Communication Inc. (Kana) common stock, a pre-tax gain of approximately $87.8 million on the forward sale agreement that hedges the Company's investment in Yahoo!, Inc. (Yahoo!) common stock and a pre-tax gain of approximately $70.9 million on the sale of Critical Path, Inc. (Critical Path) common stock, partially offset by a pre-tax loss of $358.9 million on the sale of Pacific Century CyberWorks Limited (PCCW) common stock and write-downs of $45.4 million and $38.7 million on the Company's Hollywood Entertainment, Inc. and Marketing Services Group, Inc. common stock, respectively. Other gains, net for the quarter ended October 31, 1999 consisted of pre-tax gains of approximately $48.3 million on the sale of Yahoo! common stock.

     Interest income increased $6.2 million to $12.1 million for the three months ended October 31, 2000 from $5.9 million for the same period in fiscal 2000, reflecting increased interest income associated with higher average corporate cash and cash equivalent balances and due to increased interest income earned by NaviSite as a result of their initial public offerings and by CMGion as a result of a private placement of CMGion stock. Interest expense increased $16.9 million to $22.6 million for the first quarter of fiscal 2001 from $5.7 million for the first quarter of fiscal 2000, primarily due to approximately $596.9 million in notes issued as part of the AltaVista and Tallan acquisitions.

     Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates increased $14.1 million to $15.9 million for three months ended October 31, 2000, from $1.8 million for the same period in fiscal 2000, primarily reflecting an increased number of investments accounted for under the equity method compared to last year's first fiscal quarter. Equity in losses of affiliates for the first quarter of fiscal 2001 included the results from the Company's minority ownership in AnswerLogic, Inc., BizBuyer.com, Inc., CarParts.com, Inc., Corrigo, Inc., Domania.com, Inc., eCircles Corporation, Ensera, Inc., FindLaw, Inc., FoodBuy.com, Inc., GXMedia, Inc., HotLinks Network, Inc., Idapta, Inc., Industria Solutions, Inc. KnowledgeFirst, Inc., MyFamily.com, Inc., NameTree, Inc., NextMonet.com, Inc., NextOffice.com, Inc., OneCore Financial Network, Inc., Radiate, Inc., Undoo.com, Virtual Ink Corporation, and WebCT, Inc. Equity in losses of affiliates for the first quarter of fiscal 2000 include the results from the Company's minority ownership in Engage Technologies Japan, Inc., ThingWorld.com LLC and WebCT, Inc. The Company expects its affiliate companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

     Minority interest increased to $88.9 million for the three months ended October 31, 2000 from $23.3 million for the same period of fiscal 2000, primarily reflecting minority interest in net losses of seven subsidiaries during the first quarter of fiscal 2001, including AltaVista, Engage, MyWay.com, NaviSite, CMGion, NaviPath and Tallan.

     Income tax expense recorded in the first quarter of fiscal 2001 was $126.3 million. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for the first quarter of fiscal 2001, gains on stock issuances by subsidiaries and affiliates, other gains, net and impairment charges taken on intangible assets were excluded. Income tax expense in the first quarter of fiscal 2001 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax loss primarily as a result of non-deductible goodwill and impairment charges, valuation allowances recognized for operating losses of certain majority-owned subsidiaries not included in the Company's consolidated federal tax return group, and state income taxes.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

Liquidity and Capital Resources

     Working capital at October 31, 2000 increased to $1.26 billion compared to $1.11 billion at July 31, 2000. The net increase in working capital is primarily attributable to a $524.1 million increase in cash and cash equivalents approximately $387.0 million decrease in notes payable and a $384.0 million decrease in current deferred tax liabilities, partially offset by a $1.08 billion decrease in available-for-sale securities. The Company's principal sources of capital during the first three months of fiscal 2001 were from the sales of approximately 8.4 million shares of Lycos common stock for proceeds of $394.7 million, approximately 241.0 million shares of Pacific Century CyberWorks Limited for proceeds of $190.2 million, approximately 3.7 million shares of Kana common stock for proceeds of $137.6 million and approximately 1.3 million shares of Critical Path common stock for proceeds of $72.8 million. The Company's principal uses of capital during the first three months of fiscal 2001 were $210.8 million for funding operations and $46.2 million for investments in affiliates, primarily through the Company's CMGI@Ventures venture capital funds, $42.2 million for purchases of property and equipment and $33.6 million for repayment of short-term notes payable related to a forward sale agreement of the Company's shares of Yahoo!, Inc. common stock.

     Under the terms of a forward sale agreement entered into during fiscal 2000, the Company agreed to deliver, at its discretion, either cash or Yahoo! Inc. common stock in three separate tranches, with maturity dates ranging from August 2000 to February 2001. The Company executed the first tranche in April 2000 and received approximately $106.4 million. The Company subsequently settled this tranche through the delivery of 581,499 shares of Yahoo! common stock in August of 2000. In May 2000, the Company received approximately $68.5 million and $5.7 million upon the execution of the second and third tranches, respectively. The Company subsequently settled the second tranche for cash totaling approximately $33.6 million in October of 2000. In November 2000, the Company entered into a new forward sale agreement to hedge the Company's investment in 581,499 shares of Yahoo! common stock. The Company received approximately $31.5 million in connection with this agreement. Under the terms of the new contract, the Company agreed to deliver, at its discretion, either cash or shares of Yahoo! Inc. common stock on August 1, 2001.

     During the first three months of fiscal year 2001, the Company, through its limited liability company subsidiaries CMG@Ventures II, LLC, CMG@Ventures III, LLC, CMGI@Ventures IV, LLC, CMGI@Ventures B2B, LLC, CMGI@Ventures Technology Fund, LLC and CMG@Ventures Expansion, LLC acquired initial or follow-on minority ownership interests in thirteen Internet and technology companies for an aggregate total of approximately $42.2 million.

     On August 18, 2000, the Company issued approximately 313,000 shares of its common stock to Compaq Computer Corporation as a semi-annual interest payment of approximately $11.5 million related to notes payable issued in the acquisition of AltaVista. On September 30, 2000, the Company issued approximately 7.3 million shares of its common stock as payment of principal and interest totaling approximately $249.8 million related to a note payable that had been issued in the Company's acquisition of Tallan.

     On August 23, 2000, the Company announced it has acquired the exclusive naming and sponsorship rights to the New England Patriots' new stadium, to be known as "CMGI Field," for a period of fifteen years. In return for the naming and sponsorship rights, CMGI will pay $7.6 million per year for the first ten years, with consumer price index adjustments for years eleven through fifteen. CMGI will not make its first semi-annual payment under this agreement until January 2002.

     On August 25, 2000, the Company and Cable and Wireless plc, completed their previously agreed to exchange of stock. CMGI received approximately 241.0 million shares of PCCW stock in exchange for approximately 13.4 million shares of the Company's common stock. The PCCW stock received was valued at $546.6 million, which represents the value of the CMGI shares issued in the exchange on the date the agreement was executed.

     During the first three months of fiscal 2001, the Company's subsidiary, Engage, completed two acquisitions for combined consideration of approximately $257.6 million consisting of approximately 14.9 million shares of Engage common stock valued at approximately $225.7 million, options to purchase Engage common stock at approximately $31.1 million and direct acquisition costs of approximately $907,000.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     On December 12, 2000, the Company funded $50.0 million to its subsidiary, NaviSite, under a note and warrant purchase agreement. The annual interest rate on the Initial Note is 7.5% payable quarterly in, at NaviSite's discretion, either cash or NaviSite common stock. The principal amount is due in full by December 12, 2003. The Company has also committed to provide an additional $30.0 million which is restricted to satisfying certain of NaviSite's lease obligations.

     The Company intends to continue to fund existing and future Internet efforts, acquire additional companies for cash, stock, or other consideration and to actively seek new CMGI@Ventures investment opportunities. Similar to CMGI's current subsidiaries, future Internet company acquisitions will likely be in early stages of business development and therefore are expected to require additional cash funding by the Company to fund their operations. The Company believes that existing working capital and the availability of available-for-sale securities which could be sold or posted as additional collateral for additional loans, will be sufficient to fund its operations, investments and capital expenditures for the foreseeable future. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through public or private offerings of the Company's or its subsidiaries' stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company.

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

     Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to, the following:


CMGI may not have operating income or net income in the future.

     During the fiscal year ended July 31, 2000 and for the three months ended October 31, 2000, CMGI had operating losses of approximately $2.19 billion and $896.7 million, respectively, and net losses of approximately $1.38 billion and $636.6 million, respectively. CMGI anticipates continuing to incur significant operating expenses in the future, including significant costs of revenue and selling, general and administrative and amortization expenses. As a result, CMGI expects to continue to incur operating losses and may not have enough money to grow its business in the future. CMGI can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.


CMGI may have problems raising money it needs in the future.

     In recent years, CMGI has financed its operating losses in part with profits from selling some of the stock of companies in which CMGI had invested through the @Ventures funds. This funding source may not be sufficient in the future, and CMGI may need to obtain funding from outside sources. However, CMGI may not be able to obtain funding from outside sources. In

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

addition, even if CMGI finds outside funding sources, CMGI may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of CMGI's currently outstanding securities. CMGI may also be required to take other actions, which may lessen the value of its common stock, including borrowing money on terms that are not favorable to CMGI.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

CMGI may incur significant costs to avoid investment company status and may suffer adverse consequences if deemed to be an investment company.

     CMGI may incur significant costs to avoid investment company status and may suffer other adverse consequences if deemed to be an investment company under the Investment Company Act of 1940. Some of CMGI's equity investments in other businesses and its venture subsidiaries may constitute investment securities under the Investment Company Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the Investment Company Act unless a particular exclusion or safe harbor provision applies. If CMGI were to be deemed an investment company, CMGI would become subject to the requirements of the Investment Company Act. As a consequence, CMGI would be prohibited from engaging in business or issuing securities as it has in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of CMGI contracts might be voidable, and a court-appointed receiver could take control of CMGI and liquidate its business.

     Although CMGI's investment securities currently comprise less than 40% of its total assets, fluctuations in the value of these securities or of CMGI's other assets may cause this limit to be exceeded. Unless an exclusion or safe harbor was available to CMGI, CMGI would have to attempt to reduce its investment securities as a percentage of its total assets. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If CMGI were required to sell investment securities, CMGI may sell them sooner than it otherwise would. These sales may be at depressed prices and CMGI may never realize anticipated benefits from, or may incur losses on, these investments. CMGI may be unable to sell some investments due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, CMGI may incur tax liabilities when selling assets. CMGI may also be unable to purchase additional investment securities that may be important to its operating strategy. If CMGI decides to acquire non-investment security assets, CMGI may not be able to identify and acquire suitable assets and businesses or the terms on which CMGI is able to acquire such assets may be unfavorable.


If CMGI fails to successfully execute on its segmentation strategy, its revenue, earnings prospects and business may be materially and adversely affected.

     On September 7, 2000, CMGI announced that it had formally organized its majority-owned operating companies and venture capital affiliates into six segments. These six segments include five operational disciplines - Interactive Marketing; eBusiness and Fulfillment; Search and Portals; Infrastructure and Enabling Technologies; and Internet Professional Services - as well as CMGI's affiliated venture capital arm, CMGI@Ventures. The segmentation strategy includes a focus on:

     .  market segments in which CMGI can establish a leadership position;

     . a planned reduction in the number of operating companies to an optimal number of five to ten in total;

     . improved future financial performance including continued revenue growth; and

     . a significant reduction in cash flow requirements through improved operating efficiencies in acquisitions, consolidations and divestitures.

To successfully implement its segmentation strategy, CMGI must achieve each of the following:

     .  overcome the difficulties of integrating its operating companies;

     .  decrease its cash burn rate;

     .  improve its cash position and revenue run rate; and

     .  increase its holdings of marketable securities.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     If CMGI fails to address each of these factors, its business prospects for achieving and sustaining profitability, and the market value of its securities may be materially and adversely affected. Even if its implementation of this segmentation strategy is successful, the revised structure and reporting procedures of the new segmentation strategy may not lead to increased market clarity or stockholder value. In addition, the execution of the segmentation strategy, including planned reductions in the number of operating companies, could result in restructuring charges being recorded by CMGI in future periods.


CMGI depends on certain important employees, and the loss of any of those employees may harm CMGI's business.

     CMGI's performance is substantially dependent on the performance of its executive officers and other key employees, in particular, David S. Wetherell, CMGI's chairman, president and chief executive officer, Andrew J. Hajducky III, CMGI's executive vice president, chief financial officer and treasurer, and David Andonian, CMGI's president, corporate development. The familiarity of these individuals with the Internet industry makes them especially critical to CMGI's success. In addition, CMGI's success is dependent on its ability to attract, train, retain and motivate high quality personnel, especially for its management team. The loss of the services of any of CMGI's executive officers or key employees may harm its business. CMGI's success also depends on its continuing ability to attract, train, retain and motivate other highly qualified technical and managerial personnel. Competition for such personnel is intense.


There may be conflicts of interest among CMGI's network companies, CMGI's officers, directors and stockholders and CMGI.

     Some of CMGI's officers and directors also serve as officers or directors of one or more of CMGI's network companies. As a result CMGI, CMGI's officers and directors, and CMGI's network companies may face potential conflicts of interest with each other and with its stockholders. Specifically, CMGI's officers and directors may be presented with situations in their capacity as officers or directors of one of CMGI's network companies that conflict with their fiduciary obligations as officers or directors of CMGI's company or of another network company.


In fiscal 2000 and the first three months of fiscal 2001, CMGI derived a significant portion of its revenue from a small number of customers and the loss of any of those customers could significantly damage CMGI's business.

     During the fiscal year ended July 31, 2000, sales to Cisco accounted for 11% of CMGI's consolidated net revenue and 36% of CMGI's net revenue from its eBusiness and Fulfillment segment. During the three months ended October 31, 2000, sales to Cisco accounted for 8% of CMGI's consolidated net revenue and 15% of CMGI's net revenue from its eBusiness and Fulfillment segment. CMGI currently does not have any agreements with Cisco which obligate this customer to buy a minimum amount of products from CMGI or to designate CMGI as its sole supplier of any particular products or services. During the fiscal year ended July 31, 2000, approximately 12% of CMGI's consolidated net revenue and 35% of net revenue from CMGI's Search and Portals segment was derived from customer advertising contracts serviced by DoubleClick, Inc. During the three months ended October 31, 2000, approximately 4% of CMGI's consolidated net revenue and 27% of net revenue from CMGI's Search and Portals segment was derived from customer advertising contracts serviced by DoubleClick, Inc. CMGI believes that it will continue to derive a significant portion of its operating revenue from sales to a small number of customers.


CMGI's strategy of selling assets of or investments in the companies that it has acquired and developed presents risks.

     One element of CMGI's business plan involves raising cash for working capital for its business by selling, in public or private offerings, some of the companies, or portions of the companies, that it has acquired and developed or in which it has invested. Market and other conditions largely beyond CMGI's control affect:

     .  its ability to engage in such sales;

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     .  the timing of such sales; and

     .  the amount of proceeds from such sales.

     As a result, CMGI may not be able to sell some of these assets. In addition, even if CMGI is able to sell, CMGI may not be able to sell at favorable prices. If CMGI is unable to sell these assets at favorable prices, its business will be harmed.


CMGI's stock price may fluctuate because the value of some of its companies fluctuates.

     A portion of CMGI's assets include the equity securities of both publicly traded and non-publicly traded companies. For example, as of December 8, 2000, CMGI directly or through its @Ventures funds owned shares of common stock of Akamai Technologies, Inc., Amazon.com, Inc., divine Interventures, inc., eBay, Inc., Engage, Inc., Hollywood Entertainment, Inc., Kana Communications, Inc., marchFirst, Marketing Services Group, Inc., MotherNature.com, NaviSite, Inc., Netcentives, Inc., Pacific Century CyberWorks, Ltd., Primedia, Inc., Terra Lycos, Inc, Tickets.com, Ventro Corporation, Vicinity Corporation and Yahoo!, Inc., which are publicly traded companies. The market price and valuations of the securities that CMGI holds in these and other companies may fluctuate due to market conditions and other conditions over which CMGI has no control. Fluctuations in the market price and valuations of the securities that CMGI holds in other companies may result in fluctuations of the market price of CMGI's common stock and may reduce the amount of working capital available to CMGI.


CMGI's strategy of expanding its business through acquisitions of other businesses and technologies presents special risks.

     CMGI intends to continue to expand through the acquisition of businesses, technologies, products and services from other businesses. Acquisitions involve a number of special problems, including:

     . difficulty integrating acquired technologies, operations, and personnel with the existing businesses;

     . diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;

     . strain on managerial and operational resources as management tries to oversee larger operations;

     .  exposure to unforeseen liabilities of acquired companies;

     . potential issuance of securities in connection with an acquisition with rights that are superior to the rights of holders of CMGI's currently outstanding securities;

     .  the need to incur additional debt; and

     . the requirement to record potentially significant additional future operating costs for the amortization of goodwill and other intangible assets.

     CMGI may not be able to successfully address these problems. Moreover, CMGI's future operating results will depend to a significant degree on its ability to successfully manage growth and integrate acquisitions. In addition, many of CMGI's investments are in early-stage companies with limited operating histories and limited or no revenues. CMGI may not be able to successfully develop these young companies.


CMGI faces competition from other acquirors of and investors in Internet-related ventures which may prevent CMGI from realizing strategic opportunities.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     Although CMGI creates many of its network companies, it also acquires or invests in existing companies that it believes are complementary to its network and further its vision of the Internet. In pursuing these opportunities, CMGI faces competition from other capital providers and operators of Internet-related companies, including publicly-traded Internet companies, venture capital companies and large corporations. Some of these competitors have greater financial resources than CMGI does. This competition may limit CMGI's opportunity to acquire interests in companies that could advance its vision of the Internet and increase its value.


CMGI's growth places strain on its managerial, operational and financial resources.

     CMGI's rapid growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. Further, as the number of CMGI's users, advertisers and other business partners grows, CMGI will be required to manage multiple relationships with various customers, strategic partners and other third parties. CMGI's further growth or an increase in the number of its strategic relationships will increase this strain on its managerial, operational and financial resources, inhibiting its ability to achieve the rapid execution necessary to successfully implement its business plan.


CMGI  must develop and maintain positive brand name awareness.

     CMGI believes that establishing and maintaining its brand names is essential to expanding its business and attracting new customers. CMGI also believes that the importance of brand name recognition will increase in the future because of the growing number of Internet companies that will need to differentiate themselves. Promotion and enhancement of CMGI's brand names will depend largely on its ability to provide consistently high-quality products and services. If CMGI is unable to provide high-quality products and services, the value of its brand names may suffer.


CMGI's quarterly results may fluctuate widely.

     CMGI's operating results have fluctuated widely on a quarterly basis during the last several years, and it expects to experience significant fluctuation in future quarterly operating results. Many factors, some of which are beyond CMGI's control, have contributed to these quarterly fluctuations in the past and may continue to do so. Such factors include:

     .  demand for its products and services;

     . payment of costs associated with its acquisitions, sales of assets and investments;

     .  timing of sales of assets;

     .  market acceptance of new products and services;

     .  charges for impairment of long-lived assets in future periods;

     . potential restructuring charges in connection with CMGI's segmentation strategy;

     .  specific economic conditions in the industries in which CMGI competes;
        and

     .  general economic conditions.

     The emerging nature of the commercial uses of the Internet makes predictions concerning CMGI's future revenues difficult. CMGI believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as indicative of its future performance. It is also possible that in some fiscal quarters, CMGI's operating results will be below the expectations of securities analysts and investors. In such circumstances, the price of CMGI's common stock may decline.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

The price of CMGI's common stock has been volatile.

     The market price of CMGI's common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations, which have particularly impacted the market prices of equity securities of many companies providing Internet-related products and services. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may adversely affect the market price of CMGI's common stock.


Ownership of CMGI is concentrated.

     David S. Wetherell, CMGI's chairman, president and chief executive officer, beneficially owned approximately 11.2% of CMGI's outstanding common stock as of September 30, 2000. As a result, Mr. Wetherell possesses significant influence over CMGI on matters, including the election of directors. Additionally, Compaq owned approximately 13.2% of CMGI's outstanding common stock as of September 30, 2000. The concentration of CMGI's share ownership may:

     .  delay or prevent a change in its control;

     . impede a merger, consolidation, takeover, or other transaction involving CMGI; or

     . discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of CMGI.


CMGI relies on NaviSite for Web site hosting.

     CMGI and many of its operating companies rely on NaviSite for network connectivity and hosting of servers. If NaviSite fails to perform such services, CMGI's internal business operations may be interrupted, and the ability of CMGI's operating companies to provide services to customers may also be interrupted. Such interruptions may have an adverse impact on CMGI's business and revenues and its operating companies.

The success of CMGI's network companies depends greatly on increased use of the Internet by business and individuals.

     The success of CMGI's network companies depends greatly on increased use of the Internet for advertising, marketing, providing services and conducting business. Commercial use of the Internet is currently at an early stage of development and the future of the Internet is not clear. In addition, it is not clear how effective advertising on the Internet is in generating business as compared to more traditional types of advertising such as print, television and radio. The businesses of CMGI's network companies will suffer if commercial use of the Internet fails to grow in the future.


CMGI network companies are subject to intense competition.

     The market for Internet products and services is highly competitive. Moreover, the market for Internet products and services lacks significant barriers to entry, enabling new businesses to enter this market relatively easily. Competition in the market for Internet products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with the products and services of CMGI network companies. In addition, many of the current and potential competitors of CMGI network companies have greater financial, technical, operational and marketing resources than those of CMGI network companies. CMGI network companies may not be able to compete successfully against these competitors. Competitive pressures may also force prices for Internet goods and services down and such price reductions may reduce the revenues of CMGI network companies.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

Growing concerns about the use of "cookies" may limit Engage's ability to develop user profiles.

     Web sites typically place small files of information commonly known as "cookies" on a user's hard drive, generally without the user's knowledge or consent. Cookie information is passed to the Web site through the Internet user's browser software. Engage's technology currently uses cookies to collect information about an Internet user's movement through the Internet. Most of the currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive, and a small minority of users currently choose to do so. Users can also delete cookies from their hard drive at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and recently, the Federal Trade Commission initiated an informal inquiry into the data collection practices of DoubleClick, Inc. The effectiveness of Engage's technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies is limited, Engage would likely have to switch to other technology that would allow it to gather demographic and behavioral information. This could require significant reengineering time and resources, might not be completed in time to avoid negative consequences to CMGI's business, financial condition or results of operations, and might not be possible at all.


If the United States or other governments regulate the Internet more closely, the businesses of CMGI network companies may be harmed.

     Because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as privacy, pricing, taxation and content. The enactment of any additional laws or regulations may impede the growth of the Internet and the Internet-related business of CMGI network companies and could place additional financial burdens on their businesses.


To succeed, CMGI network companies must respond to the rapid changes in technology and distribution channels related to the Internet.

     The markets for the Internet products and services of our network companies are characterized by:

     .  rapidly changing technology;

     .  evolving industry standards;

     .  frequent new product and service introductions;

     .  shifting distribution channels; and

     .  changing customer demands.

     The success of CMGI network companies will depend on their ability to adapt to this rapidly evolving marketplace. They may not be able to adequately adapt their products and services or to acquire new products and services that can compete successfully. In addition, CMGI network companies may not be able to establish and maintain effective distribution channels.


CMGI  network companies face security risks.

     Consumer concerns about the security of transmissions of confidential information over public telecommunications facilities is a significant barrier to electronic commerce and communications on the Internet. Many factors may cause compromises or breaches of the security systems CMGI network companies or other Internet sites use to protect proprietary information, including advances in computer and software functionality or new discoveries in the field of cryptography. A compromise of security on the Internet would have a negative effect on the use of the Internet for commerce and

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

communications and negatively impact CMGI network companies' businesses. Security breaches of their activities or the activities of their customers and sponsors involving the storage and transmission of proprietary information, such as credit card numbers, may expose CMGI network companies to a risk of loss or litigation and possible liability. CMGI cannot assure that the security measures of CMGI network companies will prevent security breaches.


The success of the global operations of CMGI network companies is subject to special risks and costs.

     CMGI network companies have begun, and intend to continue, to expand their operations outside of the United States. This international expansion will require significant management attention and financial resources. The ability of CMGI network companies to expand their offerings of CMGI's products and services internationally will be limited by the general acceptance of the Internet and intranets in other countries. In addition, CMGI and its network companies have limited experience in such international activities. Accordingly, CMGI and its network companies expect to commit substantial time and development resources to customizing the products and services of its network companies for selected international markets and to developing international sales and support channels.

     CMGI expects that the export sales of its network companies will be denominated predominantly in United States dollars. As a result, an increase in the value of the United States dollar relative to other currencies may make the products and services of its network companies more expensive and, therefore, potentially less competitive in international markets. As CMGI network companies increase their international sales, their total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.


CMGI network companies could be subject to infringement claims.

     From time to time, CMGI network companies have been, and expect to continue to be, subject to third party claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights. Any such claims may damage the businesses of CMGI network companies by:

     .  subjecting them to significant liability for damages;

     .  resulting in invalidation of their proprietary rights;

     . being time-consuming and expensive to defend even if such claims are not meritorious; and

     .  resulting in the diversion of management time and attention.


CMGI network companies may have liability for information retrieved from the Internet.

     Because materials may be downloaded from the Internet and subsequently distributed to others, CMGI network companies may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of such materials.

CMGI, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION


Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at October 31, 2000 include strategic equity positions in the Internet industry sector, many of which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities, with the exception of the Yahoo! common stock as discussed below.. A 20% adverse change in equity prices, based on a sensitivity analysis of the equity component of the Company's available-for-sale securities portfolio as of October 31, 2000, would result in an approximate $100.2 million decrease in the fair value of the Company's available-for-sale securities.

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

     The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements and during the third and fourth quarters of fiscal 2000 the Company entered into a forward sale arrangement with respect to a portion of its Yahoo! Inc. common stock - See note L to the Interim Unaudited Consolidated Financial Statements . The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At October 31, 2000, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on its outstanding borrowing arrangements.

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

                          CMGI, INC. AND SUBSIDIARIES
                           PART II: OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

     On August 2, 2000, the Company acquired additional ownership interests in Freeup LLC ("Freeup"). Pursuant to the terms of the acquisition agreement, on such date the Company, among other things, issued and sold 28,153 shares of its Common Stock to Compaq Computer Corporation (Compaq), for an aggregate purchase price of $2,000,000. The shares of Common Stock were issued and sold to Compaq in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

     On August 25, 2000, the Company and Cable and Wireless Far East Limited ("C&W") completed an exchange of stock. The Company received 241,013,597 shares of Pacific Century Cyberworks Limited then held by C&W in exchange for 13,413,816 shares of the Company's Common Stock. The shares of Common Stock were issued and sold to C&W in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

     On September 15, 2000, pursuant to the terms of convertible notes issued by the Company on September 15, 1999 to certain of the former stockholders of cha! Technologies Services, Inc. ("cha!") in connection with the Company's acquisition of cha!, the Company issued an aggregate of 297,016 shares of Common Stock to the noteholders upon conversion of such notes. The shares of Common Stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended, as a security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved with the issuance and sale of the shares of Common Stock.

     On September 30, 2000, pursuant to the terms of promissory notes issued by the Company on March 31, 2000 to certain of the former stockholders of Tallan, Inc. ("Tallan") in connection with the Company's acquisition of Tallan, the Company issued an aggregate of 7,250,615 shares of Common Stock to the noteholders upon conversion of such notes. The shares of Common Stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended, as a security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved with the issuance and sale of the shares of Common Stock.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of or are included in this Quarterly Report on Form 10-Q.

          (b)  Reports on Form 8-K

          On August 17, 2000, the Company filed a Current Report on Form 8-K dated August 16, 2000 to file under Item 5 (Other Events) the following financial statements:

               Audited consolidated balance sheet of AdForce, Inc. as of December 31, 1999, and the related consolidated statements of operations, common stockholders' equity (deficit) and cash flows for the year ended December 31, 1999.

               Audited consolidated balance sheet of Flycast Communications Corporation as of December 31, 1999, and the related consolidated statements of operations, common stockholders' equity (deficit) and cash flows for the year ended December 31, 1999.

               Unaudited Pro Forma condensed combined financial information of Registrant for the nine months ended April 30, 2000 and the twelve months ended July 31, 1999.

          On August 18, 2000, the Company filed a Current Report on Form 8-K dated August 18, 2000 to file under Item 5 (Other Events) the following financial statements:

               Unaudited financial statements of uBid, Inc. as of March 31, 2000 and for the three months ended March 31, 1999 and 2000.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CMGI, Inc.

                             By: /s/ Andrew J. Hajducky III
                                 --------------------------
 Date: December 15, 2000     Andrew J. Hajducky III
                             Executive Vice President, Chief Financial Officer
                             and Treasurer (Principal Financial and Accounting
                             Officer)

EXHIBIT INDEX


Item      Description

10.1 Share Sale Agreement dated as of February 29, 2000 by and between the Registrant and Cable & Wireless Far East Limited.

10.2 Registration Rights Agreement dated as of August 24, 2000 by and between the Registrant and Cable & Wireless Far East Limited.

27.1      Financial Data Schedule for the three months ended October 31, 2000.