Form 10-Q
period 2001-01-31
CMGI INC
filed 2001-03-19
CIK 914712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the quarter ended January 31, 2001

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

                     Yes   X                No  ____
                          ---

Number of shares outstanding of the issuer's common stock, as of March 15, 2001:


   Common Stock, par value $.01 per share                   345,001,833
   --------------------------------------                   -----------
                  Class                             Number of shares outstanding

                                  CMGI, INC.
                                   FORM 10-Q

                                     INDEX

                                                                              Page Number
                                                                              -----------
Part I.  FINANCIAL INFORMATION


  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets
           January 31, 2001 (unaudited) and July 31, 2000                            3

           Consolidated Statements of Operations
           Three and six months ended January 31, 2001 and 2000 (unaudited)          4

           Consolidated Statements of Cash Flows
           Six months ended January 31, 2001 and 2000 (unaudited)                    5

           Notes to Interim Unaudited Consolidated Financial Statements             6-16


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                     17-41

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                42

Part II.  OTHER INFORMATION


  Item 2.  Changes in Securities and Use of Proceeds                                 43

  Item 4.  Submission of Matters to a Vote of Security Holders                       44

  Item 6.  Exhibits and Reports on Form 8-K                                          44


SIGNATURE                                                                            45

EXHIBIT INDEX                                                                        46

                          CMGI, Inc. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

              (in thousands, except share and per share amounts)

                                                                                                     January 31,        July 31,
                                                                                                        2001              2000
                                                                                                        ----              ----
ASSETS                                                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                                                           $  964,813      $  639,666
  Available-for-sale securities                                                                          263,537       1,595,011
  Accounts receivable, trade, net of allowance for doubtful accounts                                     193,872         232,104
  Prepaid expenses and other current assets                                                              145,470         105,094
                                                                                                      ----------      ----------
Total current assets                                                                                   1,567,692       2,571,875
                                                                                                      ----------      ----------

Property and equipment, net                                                                              258,949         259,270
Investments in affiliates                                                                                584,917         583,648
Goodwill and other intangible assets, net of accumulated amortization                                  2,151,457       4,955,076
Other assets                                                                                             206,585         187,238
                                                                                                      ----------      ----------
                                                                                                      $4,769,600      $8,557,107
                                                                                                      ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                                       $   40,222      $  523,022
  Current installments of long-term debt                                                                   7,529           6,649
  Accounts payable                                                                                       116,085         128,627
  Accrued income taxes                                                                                    65,437          36,318
  Accrued expenses                                                                                       283,193         246,289
  Deferred income taxes                                                                                   51,571         392,340
  Deferred revenues                                                                                       27,553          27,898
  Other current liabilities                                                                               29,027         100,627
                                                                                                      ----------      ----------
Total current liabilities                                                                                620,617       1,461,770
                                                                                                      ----------      ----------

Long-term debt, less current installments                                                                224,958         228,023
Deferred income taxes                                                                                     67,287          61,365
Other long-term liabilities                                                                               24,553          50,945
Minority interest                                                                                        415,163         586,062
Commitments and contingencies

Preferred stock, $0.01 par value per share.  Authorized 5,000,000 shares; issued 375,000 Series C convertible, redeemable preferred stock at January 31, 2001 and July 31, 2000, dividend at 2% per
  annum; carried at liquidation value                                                                    386,921         383,140
Stockholders' equity:
  Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and outstanding
   342,636,463 shares at January 31, 2001 and 296,487,502 shares at July 31, 2000                          3,426           2,965
Additional paid-in capital                                                                             7,137,766       6,190,182
Deferred compensation                                                                                    (10,565)        (45,202)
Accumulated deficit                                                                                   (4,059,691)       (857,814)
                                                                                                      ----------      ----------
                                                                                                       3,070,936       5,290,131
Accumulated other comprehensive income (loss)                                                            (40,835)        495,671
                                                                                                      ----------      ----------
Total stockholders' equity                                                                             3,030,101       5,785,802
                                                                                                      ----------      ----------
                                                                                                      $4,769,600      $8,557,107
                                                                                                      ==========      ==========

see accompanying notes to interim unaudited consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                   (in thousands, except per share amounts)

                                                           Three months ended January 31,    Six months ended January 31,
                                                           ------------------------------    ----------------------------
                                                                  2001            2000             2001           2000
                                                                  ----            ----             ----           ----
Net revenue                                                   $   342,712       $ 158,540      $   708,855      $ 287,658
Operating expenses:
    Cost of revenue                                               318,268         128,520          651,448        242,980
    Research and development                                       46,093          31,424           97,762         51,612
    In-process research and development                                 -           4,717            1,462          4,717
    Selling                                                       119,321         111,037          250,643        182,638
    General and administrative                                     75,242          43,564          159,492         73,617
    Amortization of intangible assets and stock-based
     compensation                                                 549,484         253,831        1,132,017        423,870
    Impairment of intangible assets                             2,022,825               -        2,092,431              -
    Restructuring charges                                         100,031               -          108,872              -
                                                              -----------       ---------      -----------      ---------
Total operating expenses                                        3,231,264         573,093        4,494,127        979,434
                                                              -----------       ---------      -----------      ---------

Operating loss                                                 (2,888,552)       (414,553)      (3,785,272)      (691,776)
                                                              -----------       ---------      -----------      ---------

Other income (expenses):
    Interest income                                                19,796          10,649           31,915         16,520
    Interest expense                                              (10,409)         (7,830)         (32,997)       (13,530)
    Other gains (losses), net                                     (76,912)        166,149          120,426        214,498
    Gains (losses) on issuance of stock by subsidiaries
     and affiliates, net                                           (3,719)          5,571          122,870         51,939
    Equity in losses of affiliates                                (13,556)         (3,633)         (29,428)        (5,429)
    Minority interest                                             250,907          31,576          339,759         54,864
                                                              -----------       ---------      -----------      ---------
                                                                  166,107         202,482          552,545        318,862
                                                              -----------       ---------      -----------      ---------

Loss before income taxes                                       (2,722,445)       (212,071)      (3,232,727)      (372,914)
Income tax expense (benefit)                                     (160,912)        (26,496)         (34,630)       (69,927)
                                                              -----------       ---------      -----------      ---------
Net loss                                                       (2,561,533)       (185,575)      (3,198,097)      (302,987)
Preferred stock accretion and amortization of discount             (1,890)         (2,228)          (3,780)        (7,163)
                                                              -----------       ---------      -----------      ---------

Net loss available to common stockholders                     $(2,563,423)      $(187,803)     $(3,201,877)     $(310,150)
                                                              ===========       =========      ===========      =========

Basic and diluted loss per share                              $     (7.86)      $   (0.74)     $    (10.12)     $   (1.31)
                                                              ===========       =========      ===========      =========

Shares used in computing basic and diluted loss per
  share                                                           326,082         252,515          316,403        237,519
                                                              ===========       =========      ===========      =========

see accompanying notes to interim unaudited consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                                     Six months ended January 31,
                                                                                                     ----------------------------
                                                                                                      2001                   2000
                                                                                                      ----                   ----
Cash flows from operating activities:,
  Net loss                                                                                        $(3,198,097)            $(302,987)
  Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation, amortization and impairment charges                                              3,310,225               447,205
     Deferred income taxes                                                                            (72,499)             (233,073)
     Non-operating gains, net                                                                        (243,296)             (266,437)
     Equity in losses of affiliates                                                                    29,428                 5,429
     Minority interest                                                                               (339,759)              (54,864)
     In-process research and development                                                                1,462                 4,717
     Changes in operating assets and liabilities, excluding effects from acquired and divested companies:
        Trade accounts receivable                                                                      41,454               (48,241)
        Prepaid expenses and other current assets                                                     (34,533)              (32,286)
        Accounts payable and accrued expenses                                                          52,418                24,351
        Deferred revenues                                                                              (4,890)                9,270
        Refundable and accrued income taxes, net                                                       19,842                28,197
        Tax benefit from exercise of stock options                                                         --               132,639
        Other assets and liabilities                                                                      206                (6,276)
                                                                                                  -----------             ---------
Net cash used for operating activities                                                               (438,039)             (292,356)

Cash flows from investing activities:
  Additions to property and equipment                                                                 (89,848)              (75,989)
  Net proceeds from maturities of (purchases of) available-for-sale securities                        (44,987)              (51,178)
  Proceeds from liquidation of stock investments                                                      944,319               686,002
  Proceeds from sale of property and equipment                                                         35,779                    --
  Investments in affiliates                                                                           (61,818)              (60,587)
  Cash paid for acquisitions of subsidiaries, net of cash acquired                                     (4,706)              105,842
  Other                                                                                                  (228)                  (56)
                                                                                                  -----------             ---------
Net cash provided by investing activities                                                             778,511               604,034
                                                                                                  -----------             ---------

Cash flows from financing activities:
  Net proceeds from (repayments of) obligations under capital leases                                  (29,608)                6,880
  Net proceeds from (repayments of) notes payable                                                       1,668               (20,000)
  Repayments of long-term debt                                                                         (2,185)               (3,373)
  Net proceeds from issuance of common stock                                                           13,455                22,020
  Net proceeds from issuance of stock by subsidiaries                                                   5,942                87,901
  Other                                                                                                (4,597)                6,677
                                                                                                  -----------             ---------
Net cash provided by (used for) financing activities                                                  (15,325)              100,105
                                                                                                  -----------             ---------

Net increase in cash and cash equivalents                                                             325,147               411,783
Cash and cash equivalents at beginning of period                                                      639,666               468,912
                                                                                                  -----------             ---------
Cash and cash equivalents at end of period                                                        $   964,813             $ 880,695
                                                                                                  ===========             =========

see accompanying notes to interim unaudited consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A. Basis of Presentation

     The accompanying consolidated financial statements have been prepared by CMGI, Inc. (CMGI or the Company) in accordance with generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2000 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on October 30, 2000 (as amended on December 8, 2000). The results for the three and six-month periods ended January 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior period amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with current year presentation.

B. New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, which was later amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -an Amendment of FASB Statement No. 133 (as amended, SFAS No. 133). SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities, or firm commitments through the statements of operations or recognized in other comprehensive income until the hedged item is recognized in the statements of operations. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The Company currently holds derivative instruments and engages in certain hedging activities, which have been accounted for as described in Note N. The Company adopted SFAS No. 133 on August 1, 2000 and recorded a transition gain, net of tax, of approximately $3.2 million during the first quarter of fiscal year 2001.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company is continuing to evaluate SAB 101 and does not anticipate it having a material impact on its financial position or its results of operations.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

C.   Other Gains (Losses), Net

          The following schedule reflects the components of "Other gains (losses), net":

                                                            Three Months Ended January 31,             Six Months Ended January 31,
                                                            ------------------------------             ----------------------------
                                                              2001                2000                   2001                 2000
                                                              ----                ----                   ----                 ----
(in thousands)
Gain on sale of Terra Networks S.A. stock                   $ 64,217            $     --               $  64,217            $     --
Gain on sale of Lycos common stock                                --                  --                 357,356                  --
Gain on sale of Open Market common stock                          --               5,832                      --               5,832
Gain on sale of Kana Communications
     common stock                                                 --                  --                 135,289
Gain (loss) on sale of Yahoo! common stock                    (3,245)            159,717                  (3,245)            208,066
Gain on derivative and sale of hedged
     Yahoo! common stock                                       2,070                  --                  89,902                  --
Gain on sale of Critical Path common stock                        --                  --                  70,900                  --
Gain on sale of real estate                                   19,801                  --                  19,801                  --
Loss on sale of PCCW stock                                        --                  --                (358,855)                 --
Loss on impairment of available-for-sale
     securities                                              (58,603)                 --                (148,786)                 --
Loss on sale of Raging Bull                                  (95,896)                 --                 (95,896)                 --
Other                                                         (5,256)                600                 (10,257)                600
                                                            --------            --------               ---------            --------
                                                            $(76,912)           $166,149               $ 120,426            $214,498
                                                            ========            ========               =========            ========

     During the six months ended January 31, 2001, the Company sold marketable securities for total proceeds of approximately $941.0 million and recorded a net pre-tax gain of approximately $347.0 million on these sales. These sales primarily consisted of approximately 8.4 million shares of Lycos, Inc. common stock for proceeds of approximately $394.7 million, approximately 241.0 million shares of Pacific Century CyberWorks Limited (PCCW) stock for proceeds of approximately $190.2 million, approximately 3.7 million shares of Kana Communications, Inc. common stock for proceeds of approximately $137.6 million, approximately 6.8 million shares of Terra Networks, S.A. (Terra Networks) stock for proceeds of approximately $78.3 million and approximately 1.3 million shares of Critical Path, Inc. common stock for proceeds of approximately $72.8 million.

     During the six months ended January 31, 2001, the Company recorded impairment charges related to its available-for-sale securities under the provisions of FASB No. 115, Accounting for Certain Investments in Debt and Equity Securities. These charges primarily consisted of approximately $49.3 million, $38.7 million, $29.3 million and $25.4 million of impairment charges related to the Company's holdings of Hollywood Entertainment, Inc., Marketing Services Group, Inc., Netcentives, Inc., and divine interVentures, inc, respectively.

     In January 2001, AltaVista, a majority-owned subsidiary of the Company, sold its subsidiary, Raging Bull, and recorded a net pre-tax loss of approximately $95.9 million. Also in December 2000, AltaVista recorded a pre-tax gain of approximately $19.8 million on the sale of a real estate holding.

     During the six months ended January 31, 2000, the Company sold approximately 3.2 million shares of Yahoo!, Inc. (Yahoo!) common stock and 260,000 shares of Open Market, Inc. common stock for proceeds totaling approximately $684.2 million. The Company recorded pre-tax gains of approximately $208.1 million and $5.8 million on the sales of the Yahoo! common stock and Open Market common stock, respectively.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

D.   Gains (Losses) on Issuance of Stock by Subsidiaries and Affiliates

          During the six months ended January 31, 2001, the Company recognized gains on issuance of stock by subsidiaries and affiliates primarily related to the issuance of approximately 14.9 million shares of common stock by Engage, Inc. (Engage), a majority-owned subsidiary of the Company, valued at approximately $225.7 million in its acquisitions of Space Media Holdings Limited (Space) and MediaBridge Technologies, Inc. (MediaBridge). The Company's ownership interest in Engage decreased from approximately 86% to approximately 77% primarily as a result of these stock issuances. The Company provided for deferred income taxes resulting from the gains on issuance of stock by Engage.

          During the six months ended January 31, 2000, the Company recognized a $51.9 million pre-tax gain on issuance of stock by a subsidiary related to NaviSite, Inc.'s (NaviSite) issuance of approximately 11.0 million shares of its common stock at a price of $7 per share in connection with its initial public offering. The Company's ownership interst in NaviSite decreased from approximately 90% to approximately 69% primarily as a result of these stock issuances.

E.   Business Combinations

          On August 31, 2000, Engage completed its acquisition of Space. The total purchase price for Space was valued at approximately $35.9 million consisting of approximately 3.2 million shares of Engage common stock valued at approximately $35.5 million, and direct acquisition costs of approximately $425,000. Engage also recorded approximately $18.9 million in deferred compensation related to approximately 1.5 million shares of Engage common stock issuable to certain employee shareholders of Space contingent upon continued employment for a one year period following the date of acquisition. Lastly, contingent consideration, comprised of approximately 1.4 million shares of Engage common stock, has been placed in escrow to satisfy certain performance objectives by Space. At January 31, 2001, the probability that the performance goals will be attained is remote, and therefore it is unlikely that additional purchase price will be recorded.

          On September 11, 2000, Engage completed its acquisition of MediaBridge. The total purchase price for MediaBridge was valued at approximately $221.7 million consisting of approximately 11.7 million shares of Engage common stock valued at approximately $190.2 million, options to purchase Engage common stock valued at approximately $31.1 million, and direct acquisition costs of approximately $482,000. Of the purchase price, $700,000 was allocated to in-process research and development, which was charged to operations during the first quarter of fiscal 2001. Engage also recorded approximately $7.0 million in deferred compensation related to stock options issued to certain MediaBridge employees. Approximately twelve percent of the shares issued are subject to an escrow period of one year to secure certain indemnification obligations of the former stockholders of MediaBridge.

          The acquisitions completed during the first six months of fiscal 2001 have been accounted for using the purchase method, and, accordingly, the purchase prices have been allocated to the assets purchased and liabilities assumed based upon their fair values at the dates of acquisition. Goodwill and other identifiable intangible assets totaling approximately $478.2 million were recorded related to the acquisitions during the first six months of fiscal 2001, and are being amortized on a straight-line basis over three years. The acquired companies are included in the Company's consolidated financial statements from the respective dates of acquisition.

          The purchase prices for these acquisitions were allocated as follows:

                                                      Space            MediaBridge           Total
                                                      -----            -----------           -----
(in thousands)
Working capital, including cash (cash
 overdraft) acquired                                 $  (972)          $  (4,621)          $  (5,593)
Property and equipment                                   434               2,034               2,468
Other liabilities, net                                    --                (404)               (404)
Deferred tax liability                                    --            (217,764)           (217,764)
Goodwill                                              36,416             417,456             453,872
Developed technology                                      --              17,500              17,500
Other identifiable intangible assets                      --               6,800               6,800
In-process research and development                       --                 700                 700
                                                     -------           ---------           ---------
Purchase price                                       $35,878           $ 221,701           $ 257,579
                                                     =======           =========           =========

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     In December 1999, Engage completed its acquisition of Adknowledge. In December 2000, Engage recorded additional purchase price consideration in the AdKnowledge acquisition of approximately $3.0 million resulting from contingent consideration due based on certain performance goals being met in accordance with the terms and conditions of the acquisition agreement. This additional consideration was paid directly by CMGI based on the provisions of the AdKnowledge acquisition agreement.

     Amortization of intangible assets and stock-based compensation consists of:

                                                        Three months ended                      Six months ended
                                                        ------------------                      ----------------
                                                            January 31,                            January 31,
                                                            -----------                            -----------
(in thousands)                                        2001               2000                2001                2000
                                                      ----               ----                ----                ----
Amortization of intangible assets                   $522,253           $248,593           $1,091,566           $417,109
Amortization of stock-based compensation              27,231              5,238               40,451              6,761
                                                    --------           --------           ----------           --------
                                                    $549,484           $253,831           $1,132,017           $423,870
                                                    ========           ========           ==========           ========

     The amortization of stock-based compensation for the three and six months ended January 31, 2001 and 2000 would have been primarily allocated to general and administrative expense had the Company recorded the expense within the functional department of the employee or director.

F. Impairment of Intangible Assets

     The Company's management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and certain other intangible assets to their fair value. Management determines fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes third-party valuation reports in its determination of fair value. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable.

     During the first quarter of fiscal 2001, the Company recorded an impairment charge of approximately $69.6 million. Subsequent to October 31, 2000, CMGI announced its decisions to exit the businesses conducted by its subsidiaries iCAST and 1stUp.com. In connection with these decisions, management determined that the carrying value of certain intangible assets, principally goodwill, were permanently impaired and recorded impairment charges of approximately $3.6 million and $23.3 million related to iCAST and 1stUp.com, respectively. The Company also recorded other impairment charges during the first quarter of fiscal 2001 totaling approximately $42.7 million, consisting primarily of $16.8 million related to intangible assets of Engage, $8.9 million related to intangible assets of MyWay, and $10.1 million related to intangible assets of CMGion.

     During the second quarter of fiscal 2001, the Company recorded impairment charges totaling approximately $2.023 billion. Each of the companies for which impairment charges were recorded in the second quarter have experienced declines in operating and financial metrics over the past several quarters in comparison to the metrics forecasted at the time of their respective acquisitions. The impairment analysis considered that these companies were recently acquired during the time period from August 1999 to March 2000 and that the intangible assets are recorded upon acquisition of these companies was generally being amortized over a three-year useful life. However, sufficient monitoring was performed over the course of the past several quarters and the companies have each completed an operating cycle since acquisition. This monitoring process culminated with impairment charges for these companies in the second quarter. The amount of the impairment charge was determined by comparing the carrying value of goodwill and certain other intangible assets to fair value at January 31, 2001. The discount rates used as of January 31, 2001 ranged from 20% to 25%. These discount rates were determined by an analysis of the risks associated with certain goodwill and other intangible assets. The resulting net cash flows to which the discount

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

rates were applied were based on management's estimates of revenues, operating expenses and income taxes from the assets with identified impairment indicators.

     As a result of sequential declines in operating results, primarily due to the continued weak overall demand for on-line advertising and marketing services, and changes in business strategies, management determined that the carrying value of goodwill and certain other intangible assets of Engage, yesmail, CMGion's subsidiary, AdForce, and AltaVista should be adjusted. Accordingly, the Company has recorded an impairment charge of approximately $2.003 billion during the second quarter of fiscal 2001 to adjust the carrying value of these intangible assets.

     Also during the second quarter of fiscal 2001, CMGI announced its decision to shutdown the operations of ExchangePath. In connection with this decision, management determined that the carrying value of certain intangible assets of ExchangePath, principally goodwill, were permanently impaired and recorded impairment charges in the quarter ended January 31, 2001 of approximately $5.7 million. The Company also recorded other impairment charges during the second quarter of fiscal 2001 totaling approximately $13.8 million primarily related to certain intangible assets of Tallan.

     The impairment factors evaluated by management may change in subsequent periods, given that the Company operates in a volatile business environment. This could result in additional material impairment charges in future periods.

G. Restructuring Charges

     During the six months ended January 31, 2001, the Company recorded restructuring charges of approximately $108.9 million in accordance with EITF 94-3, SFAS No. 121 and SAB 100. The Company's recent restructuring initiatives involved strategic decisions to exit certain businesses or to re-evaluate the current state of on-going businesses. The restructuring charges recorded during the first and second quarters of fiscal 2001 (Q1 Restructuring and Q2 Restructuring, respectively) primarily relate to contract terminations, severance charges and equipment charges resulting from the Company's decision to shut down the operations of iCAST, 1stUp.com and ExchangePath and to streamline its remaining operations in connection with cost reduction initiatives. Severance charges include employee termination costs as a result of headcount reductions and salary expense for certain employees involved in the shutdown efforts. The majority of these severance charges were incurred by Engage and AltaVista, who eliminated approximately 540 and 410 positions, respectively. Employees affected by the restructuring were notified both through direct personal contact or by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The majority of the contract terminations were incurred by Engage in connection with the closing of several office locations, by CMGion's subsidiary, AdForce, and by NaviPath in connection with the termination of bandwith agreements, by MyWay due to the termination of a contract with a significant customer and by AltaVista in connection with the termination of a contract with a significant customer as well as other contracts due to the change in its business strategy. The equipment charges primarily consist of future lease commitments principally for servers, desktop computers and other telecommunications equipment of Engage and MyWay and the write-off of fixed assets by Engage, 1stUp.com and ExchangePath.

     The following tables summarizes the restructuring activity for the charges recorded in the first and second quarters of fiscal 2001 from the dates of the approvals of the restructuring plans to January 31, 2001:

(in thousands)                                 Employee
                                               Related           Contractual          Asset
                                               Expenses          Obligations       Impairments         Total
                                               --------          -----------       -----------         -----
   Q1 Restructuring                            $  4,667            $ 3,678          $    496          $  8,841
   Q2 Restructuring                              13,282             67,121            19,628           100,031
   Cash charges                                 (12,675)           (10,182)                -           (22,857)
   Non-cash charges                                   -             (3,606)          (19,685)          (23,291)
                                               --------            -------          --------          --------
   Reserve balance at January 31, 2001         $  5,274            $57,011          $    439         $  62,724
                                               ========            =======          ========          ========

     We anticipate that the remaining unpaid restructuring charges will be paid through April 2002.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     The restructuring charges for the three and six months ended January 31, 2001 would have been allocated as follows had the Company recorded the expense within the functional department of the restructured activities:

                                        Three Months Ended    Six  Months Ended
                                         January 31, 2001     January, 31, 2001
                                         ----------------     -----------------
(in thousands)
   Cost of revenue                            $ 39,670            $ 40,168
   Research and development                     11,356              12,958
   Selling                                      14,976              20,920
   General and administrative                   34,029              34,826
                                              --------            --------
                                              $100,031            $108,872
                                              ========            ========
H. Segment Information

     Based on the information provided to the Company's chief operating decision maker for purposes of making decisions about allocating resources and assessing performance, the Company's operations have been classified in five operating segments that are strategic business units offering distinctive products and services that are marketed through different channels.

     The five operating segments are: (i) Interactive Marketing, (ii) eBusiness and Fulfillment, (iii) Search and Portals, (iv) Infrastructure and Enabling Technologies and (v) Internet Professional Services. Management evaluates segment performance based on segment operating income or loss excluding in-process research and development expenses, amortization, intangible asset impairment and restructuring charges.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     On October 11, 2000, CMGion acquired AdForce from the Company. On November 13, 2000, the Company announced its decision to cease funding the operations of iCAST in the second quarter of fiscal 2001, but to continue to operate Signatures Network, a business previously included in the operations of iCAST, as an independent CMGI majority-owned subsidiary. As a result of these transactions, the results of AdForce, which were previously included in the Interactive Marketing segment, are included in the Infrastructure and Enabling Technologies segment and the results of Signatures Network, which were previously included in the Search and Portals segment, are included in the eBusiness and Fulfillment segment. For comparative purposes, all prior period segment results and certain other amounts for prior periods have been reclassified to reflect these transactions and conform to current period presentation. On February 13, 2001, the Company announced the sale of a majority interest in the parent of Signatures Network (see Note O).

     Summarized financial information of the Company's results by operating segment is as follows:

                                                    Three Months Ended January 31,    Six  Months Ended January 31,
                                                    ------------------------------    -----------------------------
(in thousands)                                            2001            2000              2001           2000
                                                          ----            ----              ----           ----
Net revenue:
       Interactive Marketing                         $    34,564       $  31,391       $    83,249      $  50,019
       eBusiness and Fulfillment                         189,545          55,999           378,170        112,227
       Search and Portals                                 55,174          56,481           115,613        105,912
       Infrastructure and Enabling Technologies           35,962          12,325            71,015         16,942
       Internet Professional Services                     27,467           2,344            60,808          2,558
                                                     -----------       ---------       -----------      ---------
                                                     $   342,712       $ 158,540       $   708,855      $ 287,658
                                                     ===========       =========       ===========      =========
Operating loss:
       Interactive Marketing                         $(1,119,105)      $ (54,515)      $(1,360,024)     $ (73,048)
       eBusiness and Fulfillment                         (39,003)         (7,094)          (79,597)        (8,599)
       Search and Portals                             (1,223,070)       (274,695)       (1,576,726)      (494,719)
       Infrastructure and Enabling Technologies         (426,192)        (60,501)         (619,917)       (85,199)
       Internet Professional Services                    (57,414)         (7,523)         (103,145)       (12,261)
       Other                                             (23,768)        (10,225)          (45,863)       (17,950)
                                                     -----------       ---------       -----------      ---------
                                                     $(2,888,552)      $(414,553)      $(3,785,272)     $(691,776)
                                                     ===========       =========       ===========      =========

Operating income (loss), excluding in-process
 research and development expenses,
 amortization, intangible asset impairment and
 restructuring charges:
       Interactive Marketing                         $   (49,755)      $ (24,905)      $  (108,206)     $ (39,316)
       eBusiness and Fulfillment                          (5,729)         (5,204)           (9,268)        (3,840)
       Search and Portals                                (41,438)        (73,066)         (101,707)      (131,770)
       Infrastructure and Enabling Technologies          (97,957)        (37,605)         (190,251)       (61,721)
       Internet Professional Services                      2,382          (5,055)            3,934         (8,703)
       Other                                             (23,715)        (10,170)          (44,992)       (17,839)
                                                     -----------       ---------       -----------      ---------
                                                     $  (216,212)      $(156,005)      $  (450,490)     $(263,189)
                                                     ===========       =========       ===========      =========

I.     Borrowing Arrangements

          As consideration for its acquisition of Tallan, the Company issued three short-term promissory notes totaling approximately $376.9 million. Interest on each note was payable at a rate of 6.5% per annum. Principal and interest payments due on the notes were payable in September 2000 and December 2000. The value of the promissory notes included in the purchase price was recorded net of a discount of $8.2 million to reflect the difference between the actual interest rates of the promissory notes and the Company's current incremental borrowing rates for similar types of borrowing transactions. On September 30, 2000, the Company issued approximately 7.3 million shares of its common stock as payment of approximately

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


$241.8 million in principal. On January 2, 2001, the Company issued approximately 22.9 million shares of its common stock as payment of approximately $135.1 representing the remaining principal balance on the three notes.

          In June 2000, NaviSite sold certain of its equipment and leasehold improvements in its two new data centers in a sale-leaseback transaction to a bank for approximately $30.0 million. NaviSite entered into a capital lease (the "Capital Lease") upon the leaseback of those assets. The Capital Lease bears interest at a nominal rate of 9.15% and an effective interest rate of 12.49%, is payable in monthly installments ending June 2004 and contains certain financial covenants as defined. As of October 31, 2000, NaviSite was not in compliance with the market capitalization covenant. In January 2001, NaviSite paid approximately $27.0 million to settle the Capital Lease obligation.

J. Earnings Per Share

     The Company calculates earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Approximately 10.5 million and 13.4 million weighted average common stock equivalents and approximately 9.6 million and 12.2 million shares representing the weighted average effect of assumed conversion of convertible stock were excluded from the denominator in the diluted loss per share calculation for the three months ended January 31, 2001 and 2000, respectively. Approximately 10.4 million and 12.2 million weighted average common stock equivalents and approximately 9.6 million and 12.2 million shares representing the weighted average effect of assumed conversion of convertible stock were excluded from the denominator in the diluted loss per share calculation for the six months ended January 31, 2001 and 2000, respectively.

     If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from net loss the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial for the three and six months ended January 31, 2001 and 2000.

K. Comprehensive Income

     The components of comprehensive income, net of income taxes, are as follows:


(in thousands)                                     Three months ended January 31,         Six months ended January 31,
                                                   -----------------------------          ---------------------------
                                                      2001                2000               2001                2000
                                                      ----                ----               ----                ----
Net loss                                         $(2,561,533)         $(185,575)         $(3,198,097)         $(302,987)
Net unrealized holding gain (loss)
 arising during period                               (94,075)           518,157             (547,193)           800,470
Less: reclassification adjustment for
 loss (gain) realized in net loss                     18,259            (97,737)              10,687           (126,178)
                                                 -----------          ---------          -----------          ---------
Comprehensive income (loss)                      $(2,637,349)         $ 234,845          $(3,734,603)         $ 371,305
                                                 ===========          =========          ===========          =========

L.   Consolidated Statements of Cash Flows Supplemental Information

(in thousands)                                   Six months ended January  31,
                                                 ----------------------------
                                                    2001               2000
                                                    ----               ----
Cash paid during the period for:
  Interest                                         $ 4,260            $2,664
                                                   =======            ======
  Income taxes                                     $15,866            $7,667
                                                   =======            ======

     During the six months ended January 31, 2001, significant non-cash investing activities included the following transactions:

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     On August 1, 2000, the Company settled the first tranche of an agreement (see Note N) that hedged a portion of the Company's investment in common stock of Yahoo! through the delivery of 581,499 shares of Yahoo! common stock to an investment bank.

     On August 18, 2000, the Company issued approximately 313,000 shares of its common stock to Compaq Computer Corporation as a semi-annual interest payment valued at approximately $11.5 million related to notes payable issued in the acquisition of AltaVista.

     On August 25, 2000, the Company and Cable and Wireless plc completed their previously agreed to exchange of stock. CMGI received approximately 241.0 million shares of PCCW stock in exchange for approximately 13.4 million shares of the Company's common stock.

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

     On December 31, 2000, the Company issued approximately 22.9 million shares of its common stock as payment of principal and interest totaling approximately $141.8 million related to notes payable that had been issued in the Company's acquisition of Tallan.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


M. Available-for-Sale Securities

     At January 31, 2001, available-for-sale securities primarily consisted of common stock investments. Available-for-sale securities are carried at fair value based on quoted market prices, net of a market value discount to reflect any remaining restrictions on transferability. Available-for-sale securities at January 31, 2001 included approximately 8.0 million shares of Primedia, Inc. valued at approximately $93.5 million, approximately 640,000 shares of Yahoo! valued at approximately $23.8 million, approximately 4.6 million shares of Vicinity Corporation valued at approximately $13.3 million and approximately 282,000 shares of eBay, Inc. valued at approximately $13.1 million. Shares of publicly traded companies held by CMG@Ventures I and II, which have been allocated but not distributed to CMG@Ventures I's and II's profit members, have been classified in other non-current assets in the accompanying Consolidated Balance Sheets and valued at carrying value as of the date of allocation. Certain shares included in available-for-sale securities at January 31, 2001 may be required to be allocated to CMG@Ventures I's and II's profit members in the future. A net unrealized holding loss of approximately $40.8 million, net of deferred income taxes of approximately $51.8 million, has been reflected in other comprehensive income in the equity section of the consolidated balance sheet at January 31, 2001 based on the change in market value of the available-for-sale securities from dates of acquisition to January 31, 2001.

N.  Derivative Financial Instruments

     In April 2000, the Company entered into an agreement with an investment bank that hedged a portion of the Company's investment in common stock of Yahoo! using equity collar arrangements. Under the terms of the contract, the Company agreed to deliver, at its discretion, either cash or Yahoo! common stock in three separate tranches, with maturity dates ranging from August 2000 to February 2001. The Company executed the first tranche in April 2000 and received approximately $106.4 million in cash. The Company subsequently settled this tranche through the delivery of 581,499 shares of Yahoo! common stock in August 2000. In May 2000, the Company received approximately $68.5 million and $5.7 million upon the execution of the second and third tranches, respectively. The Company subsequently settled the second tranche for cash totaling approximately $33.6 million in October 2000. In November 2000, the Company entered into a new agreement to hedge the Company's investment in 581,499 shares of Yahoo! common stock. The Company received approximately $31.5 million of cash in connection with this new agreement. Under the terms of the new contract, the Company agreed to deliver, at its discretion, either cash or shares of Yahoo! common stock on August 1, 2001. The Company settled the third tranche through the delivery of 47,684 shares of Yahoo! common stock in February 2001.

     The equity collars are considered derivative financial instruments that have been designated as fair value hedging instruments under the guidance outlined in SFAS No. 133. The Company's objective relative to the use of these hedging instruments is to limit the Company's exposure to and benefits from price fluctuations in the underlying equity securities, which are classified as available-for-sale securities in the consolidated balance sheets. The Company accounts for the collar arrangements as hedges and has determined that the hedges are highly effective. Changes in the value of the hedge instrument are substantially offset by changes in the value of the underlying investment securities. The hedging of the Yahoo! common stock is part of the Company's overall risk management strategy, which includes the preservation of cash and the value of available-for-sale securities used to fund ongoing operations and future investment opportunities. The Company does not hold or issue any derivative financial instruments for trading purposes.

     Including the effects of the transition accounting prescribed by SFAS No. 133 and settlement of the first and second tranches under the Yahoo! forward sale agreement, the net gain recognized in the consolidated statement of operations during the six months ended January 31, 2001 was approximately $89.9 million, which primarily related to the settlement of the first tranche through the delivery of 581,499 shares of Yahoo! common stock in August 2000. The net gain is included in "Other gains (losses), net", in the consolidated statements of operations.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


O. Subsequent Events

     On February 13, 2001, the Company announced the sale of a majority interest in Signatures SNI, Inc, (Signatures) parent of Signatures Network, a majority-owned subsidiary of CMGI. Under the terms of the transaction, CMGI retained a minority interest as well as a position on the Signature's Board of Directors. As a result of this transaction, beginning in the third quarter of fiscal 2001, the Company will account for its remaining investment in Signatures Network under the equity method of accounting, rather than the consolidation method.

     On February 18, 2001, the Company issued approximately 2.0 million shares of its common stock to Compaq Computer Corporation as a semi-annual interest payment of approximately $11.5 million related to notes payable issued in the acquisition of AltaVista.

     On March 13, 2001, the Company announced that it is currently exploring strategic alternatives for Activate and AdForce. These strategic alternatives could include sales of these subsidiaries or other forms of divestiture. No assurances can be given that any such transaction will occur.

     On March 14, 2001, NaviSite announced that it had engaged Goldman, Sachs & Co. to assist it in exploring acquisition and other strategic alternatives. NaviSite reported that it has been approached by companies interested in strategic investments or acquisition. No assurances can be given that any such transaction will occur.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in this section under the heading "Factors That May Affect Future Results" and elsewhere in this report and the risks discussed in the Company's other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Basis of Presentation

     The Company reports five operating segments: i) Interactive Marketing, ii) eBusiness and Fulfillment, iii) Search and Portals, iv) Infrastructure and Enabling Technologies, and v) Internet Professional Services. CMGI also invests in companies involved in various aspects of the Internet through its affiliated venture capital arm, CMGI@Ventures. In accordance with generally accepted accounting principles, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by CMGI exclude the effect of transactions between CMGI's subsidiaries.

     On October 11, 2000, CMGion acquired AdForce from the Company. On November 13, 2000, the Company announced its decision to cease funding the operations of its wholly-owned subsidiary, iCAST, in the second quarter of fiscal 2001 and to continue to operate Signatures Network, a business previously included in the operations of iCAST, as an independent CMGI majority-owned subsidiary. As a result of these transactions, the results of AdForce, which were previously included in the Interactive Marketing segment, are included in the Infrastructure and Enabling Technologies segment and the results of Signatures Network, which were previously included in the Search and Portals segment, are included in the eBusiness and Fulfillment segment. For comparative purposes, all prior period segment results and certain other amounts for prior periods have been reclassified to reflect these transactions and conform to current period presentations. On February 13, 2001 the Company announced the sale of a majority interest in the parent of Signatures Network.

Three months ended January 31, 2001 compared to three months ended January 31, 2000

NET REVENUE:

                                            Three Months                      Three Months
                                               Ended                             Ended
                                             January 31,     As a % of Total   January 31,    As a % of Total
                                               2001          Net Revenue         2000          Net Revenue     $ Change    % Change
                                             --------        -----------       --------        -----------     --------    --------
(in thousands)
Interactive Marketing                         $ 34,564                10%        $ 31,391               20%    $  3,173          10%
eBusiness and Fulfillment                      189,545                55%          55,999               35%     133,546         239%
Search and Portals                              55,174                16%          56,481               36%      (1,307)        (2)%
Infrastructure and Enabling Technologies        35,962                11%          12,325                8%      23,637         192%
Internet Professional Services                  27,467                 8%           2,344                1%      25,123        1072%
                                              --------                           --------                      --------

Total                                         $342,712               100%        $158,540              100%    $184,172         116%
                                              ========               ===         ========              ===     ========        ====

     Net revenue increased $184.2 million, or 116%, to $342.7 million for the three months ended January 31, 2001 from $158.5 million for the same period ended in fiscal year 2000. The increase was largely a result of the effects of fiscal 2000 acquisitions and increased net revenue growth at existing companies during the second quarter of fiscal year 2001. The increase in net revenue within the Interactive Marketing segment was primarily the result of the effects of the fiscal year 2000 acquisition of yesmail.com, inc. (yesmail.com), the impact of a full quarter's net revenue from Flycast Communications

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

Corporation (Flycast), which was acquired on January 20, 2000, and the acquisition of MediaBridge Technologies, Inc. (MediaBridge), which occurred on September 11, 2000, partially offset by the decrease in net revenue due to the softness in the on-line advertising market. The increase in net revenue within the eBusiness and Fulfillment segment was substantially the result of the acquisition of uBid during fiscal year 2000 and, to a lesser extent, increased net revenue at SalesLink, offset slightly by a decrease in net revenue from Signatures Network. The decrease in net revenue within the Search and Portals segment was primarily the result of a decrease in net revenue at AltaVista due to the renegotiation of certain strategic deals, the softness in the online advertising market and certain changes in AltaVista's business strategy, as well as, the deconsolidation of Blaxxun in March 2000, partially offset by an increase in net revenue at MyWay. The increase in net revenue within the Infrastructure and Enabling Technologies segment was primarily the result of increased net revenue at NaviSite and NaviPath and the impact of a full quarter's net revenue from Activate, AdForce, and 1stUp.com which were acquired during the second quarter of fiscal 2000. The increase in net revenue for NaviSite was primarily due to the growth in its customer base. The increase in net revenue for NaviPath primarily related to the growth in usage hours on NaviPath's network. The increase in net revenue within the Internet Professional Services segment was substantially the result of the acquisition of Tallan during the third quarter of fiscal year 2000.

COST OF REVENUE:

                                            Three Months                      Three Months
                                               Ended          As a % of           Ended         As a % of
                                             January 31,     Segment Net       January 31,     Segment Net
                                               2001            Revenue           2000            Revenue       $ Change    % Change
                                             --------          -------         --------          -------       --------    --------
(in thousands)
Interactive Marketing                         $ 27,934              81%         $ 27,906              89%      $     28           0%
eBusiness and Fulfillment                      169,954              90%           46,321              83%       123,633         267%
Search and Portals                              26,706              48%           24,033              43%         2,673          11%
Infrastructure and Enabling Technologies        73,064             203%           27,802             226%        45,262         163%
Internet Professional Services                  20,610              75%            2,458             105%        18,152         739%
                                              --------                          --------                       --------

Total                                         $318,268              93%         $128,520              81%      $189,748         148%
                                              ========             ===          ========             ===       ========         ===

       Cost of revenue increased $189.8 million, or 148%, to $318.3 million for the three months ended January 31, 2001 from $128.5 million for same period ended in fiscal year 2000. Cost of revenue consisted primarily of expenses related to the content, connectivity and production associated with delivering the Company's products and services. The increase was largely attributable to the increased net revenue due to fiscal year 2000 acquisitions and increased net revenue growth at existing companies. Cost of revenue as a percentage of net revenue increased for the second quarter of fiscal 2001 primarily due to the Company's acquisition of uBid at the end of the third quarter of fiscal 2000.

RESEARCH AND DEVELOPMENT EXPENSES:

                                            Three Months                      Three Months
                                               Ended          As a % of           Ended         As a % of
                                             January 31,     Segment Net       January 31,     Segment Net
                                               2001            Revenue           2000            Revenue       $ Change    % Change
                                             --------          -------         --------          -------       --------    --------
(in thousands)
Interactive Marketing                         $ 12,759              37%         $  5,124              16%      $  7,635        149%
eBusiness and Fulfillment                          180               0%              597               1%          (417)       (70)%
Search and Portals                              18,068              33%           22,028              39%        (3,960)       (18)%
Infrastructure and Enabling Technologies        15,086              42%            2,537              21%        12,549        495%
Internet Professional Services                       -               -               976              42%          (976)      (100)%
Other                                                -               -               162               0%          (162)      (100)%
                                               -------                          --------                       --------

Total                                          $46,093              14%         $ 31,424              20%      $ 14,669         47%
                                               =======              ==          ========              ==       ========      =====

     Research and development expenses increased $14.7 million, or 47%, to $46.1 million for the three months ended January 31, 2001 from $31.4 million for the
same period in fiscal year 2000.   Research and development expenses consisted
primarily of personnel and related costs to design, develop, enhance, test and deploy the Company's product and service

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

efforts either prior to the development effort reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. Research and development expenses increased during the second quarter of fiscal 2001 due to the effects of fiscal 2000 acquisitions and increased development efforts at existing companies. The increase in the Interactive Marketing segment was primarily related to the fiscal year 2000 acquisition of yesmail.com, the result of the full quarter's impact of the Flycast acquisition, the acquisition of MediaBridge and increased product development efforts at Engage. The decrease within the Search and Portals segment was primarily due to decreased spending at iCAST due to the shut down of its operations and at MyWay as a result of its transition to a licensing based revenue model, offset by the increase at AltaVista related to further development of its search software. The increase in the Infrastructure and Enabling Technologies segment was primarily the result of the full quarter's impact of the fiscal 2000 acquisitions of Activate, AdForce, Equilibrium, 1stUp.com and Tribal Voice and increased development efforts at NaviSite and NaviPath.

IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES:

                                            Three Months                      Three Months
                                               Ended          As a % of           Ended         As a % of
                                             January 31,     Segment Net       January 31,     Segment Net
                                               2001            Revenue           2000            Revenue      $ Change    % Change
                                             --------          -------         --------          -------      --------    --------
(in thousands)
Interactive Marketing                         $      -               -            $2,317               7%     $ (2,317)     (100)%
eBusiness and Fulfillment                            -               -                 -               -             -       N/A
Search and Portals                                   -               -                 -               -             -       N/A
Infrastructure and Enabling Technologies             -               -             2,400              19%       (2,400)     (100)%
Internet Professional Services                       -               -                 -               -             -       N/A
Other                                                -               -                 -               -             -       N/A
                                              --------                            ------                      --------

Total                                         $      -               -            $4,717               3%     $ (4,717)     (100)%
                                              ========        ========            ======              ==      ========

     There were no in-process research and development expenses for the three months ended January 31, 2001 as compared with $4.7 million for the same period in fiscal year 2000.

SELLING EXPENSES:

                                            Three Months                      Three Months
                                               Ended          As a % of           Ended         As a % of
                                             January 31,     Segment Net       January 31,     Segment Net
                                               2001            Revenue           2000            Revenue       $ Change    % Change
                                             --------          -------         --------          -------       --------    --------
(in thousands)
Interactive Marketing                         $ 30,509              88%         $ 18,320              58%      $ 12,189         67 %
eBusiness and Fulfillment                       14,614               8%            6,229              11%         8,385        135 %
Search and Portals                              41,943              76%           71,483             127%       (29,540)       (41)%
Infrastructure and Enabling Technologies        28,150              78%           12,128              98%        16,022        132 %
Internet Professional Services                   1,351               5%            1,509              64%          (158)       (11)%
Other                                            2,754               -             1,368               -          1,386        101 %
                                              --------                           -------                       --------

Total                                         $119,321              35%         $111,037              70%      $  8,284          8 %
                                              ========              ==          ========             ===       ========       ====

     Selling expenses increased $8.3 million, or 8%, to $119.3 million for the three months ended January 31, 2001 from $111.0 million for the same period in fiscal year 2000. Selling expenses consisted primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, trade show expenses and travel costs. Selling expenses increased during the second quarter of fiscal year 2001 primarily due to the effects of fiscal year 2000 acquisitions and the continued growth of the sales and marketing efforts related to product launches and infrastructure at existing companies. Selling expenses as a percentage of net revenue decreased for the second quarter of fiscal 2001 primarily due to increased net revenue. The increase within the Interactive Marketing segment was primarily the result of the fiscal 2000 acquisition of yesmail.com, the result of the full quarter's impact of the Flycast acquisition, the acquisition of MediaBridge and increased international sales and marketing efforts at Engage. The increase in the eBusiness and Fulfillment segment was substantially the result of the acquisition of uBid during fiscal year 2000 partially offset by severance expense of

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

approximately $2.7 million taken in the second quarter of fiscal year 2000 related to an executive at Signatures Network and by an overall decrease in the sales and marketing efforts at Signatures Network during the quarter ended January 31, 2001. The decrease in the Search and Portals segment during the quarter ended January 31, 2001 was primarily the result the end of a print and electronic media marketing campaign at AltaVista that had been initiated in the second quarter of fiscal year 2000 and the shut down of the operations at iCAST, as well as, certain operations at MyWay. The increase in the Infrastructure and Enabling Technologies segment was primarily the result of the full quarter's impact of the fiscal 2000 acquisitions of Activate, AdForce, Equilibrium, ExchangePath, 1stUp.com and Tribal Voice and increased sales and marketing efforts at NaviSite related to the opening of two new sales offices

GENERAL AND ADMINISTRATIVE EXPENSES:

                                            Three Months                      Three Months
                                               Ended          As a % of           Ended         As a % of
                                             January 31,     Segment Net       January 31,     Segment Net
                                               2001            Revenue           2000            Revenue       $ Change    % Change
                                             --------          -------         --------          -------       --------    --------
(in thousands)
Interactive Marketing                          $13,117              38%           $ 4,946             16%      $  8,171        165 %
eBusiness and Fulfillment                       10,526               6%             8,056             14%         2,470         31 %
Search and Portals                               9,895              18%            12,003             21%        (2,108)       (18)%
Infrastructure and Enabling Technologies        17,619              49%             7,463             61%        10,156        136 %
Internet Professional Services                   3,124              11%             2,456            105%           668         27 %
Other                                           20,961               -              8,640              -         12,321        143 %
                                               -------                            -------                       -------

Total                                          $75,242              22%           $43,564             27%       $31,678         73 %
                                               =======              ==            =======            ===        =======       ====

     General and administrative expenses increased $31.7 million, or 73%, to $75.2 million for the three months ended January 31, 2001 from $43.6 million for the same period in fiscal year 2000. General and administrative expenses consist primarily of compensation, facilities costs and fees for professional services. General and administrative expenses increased during the second quarter of fiscal year 2001 primarily due to the effect of the fiscal year 2000 acquisitions and the building of management infrastructure at both the corporate
level and at several of the Company's existing subsidiaries.   The increase in
the Interactive Marketing segment was primarily the result of the fiscal 2000 acquisition of yesmail.com, the result of the full quarter's impact of the Flycast acquisition, the acquisition of MediaBridge and incremental bad debt expense resulting from the Company's exposure to dot.com companies with increasingly strained financial resources. The increase in the eBusiness and Fulfillment segment was substantially the result of the acquisitions of uBid during fiscal year 2000 and is partially offset by severance expense of approximately $2.7 million taken in the second quarter of fiscal year 2000 related to an executive at Signatures Network. The decrease in the Search and Portals segment was primarily the result of cost savings recognized by the decrease in compensation expense related to headcount reductions at AltaVista and as a result of the consolidation of MyWay's technology platforms and related
operations and the deconsolidation of Blaxxun.   The increase in the
Infrastructure and Enabling Technologies segment was primarily the result of the full quarter's impact of the fiscal 2000 acquisitions of Activate, AdForce, Equilibrium, ExchangePath, 1stUp.com and Tribal Voice and the building of management infrastructure at NaviSite and NaviPath and incremental bad debt expense at NaviSite. The increase in the Other expenses, which includes certain administrative functions such as legal, finance and business development which are not fully allocated to CMGI's subsidiary companies, was primarily the result of the growth of CMGI's corporate infrastructure including higher personnel costs due to increased headcount, increased professional fees and facilities costs.

                         CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


AMORTIZATION OF INTANGIBLE ASSETS AND STOCK-BASED COMPENSATION:

                                             Three Months                       Three Months
                                                 Ended           As a % of         Ended         As a % of
                                              January 31,      Segment Net       January 31,    Segment Net
                                                 2001            Revenue           2000           Revenue      $ Change    % Change
                                                 ----            -------           ----           -------      --------    --------
(in thousands)
Interactive Marketing                         $ 177,682           514%          $  27,293           87%        $ 150,389       551 %
eBusiness and Fulfillment                        33,274            18%              1,890            3%           31,384     1,661 %
Search and Portals                              235,385           427%            201,629          357%           33,756        17 %
Infrastructure and Enabling Technologies         57,045           159%             20,496          166%           36,549       178 %
Internet Professional Services                   46,045           168%              2,468          105%           43,577     1,766 %
Other                                                53             -                  55            -                (2)       (4)%
                                              ---------                         ---------                      ---------

Total                                         $ 549,484           160%          $ 253,831          160%        $ 295,653       117%
                                              =========           ===           =========          ===         =========     =====

     Amortization of intangible assets and stock-based compensation increased $295.7 million, or 117%, to $549.5 million for the three months ended January 31, 2001 from $253.8 million for the same period in fiscal year 2000. Amortization of intangible assets and stock-based compensation consisted primarily of goodwill amortization expense related to acquisitions made during fiscal year 2000. The intangible assets recorded as a result of acquisitions are primarily being amortized over periods ranging from two to five years. Included within amortization of intangible assets and stock-based compensation expenses was approximately $27.2 million and $5.2 million of stock-based compensation for the three months ended January 31, 2001 and 2000, respectively. Included in the stock-based compensation expense for the period was approximately $8.7 million related to the acceleration of stock-based compensation related to the shutdown of operations at iCAST. The increase in amortization in the Interactive Marketing segment was primarily the result of the fiscal 2000 acquisition of yesmail.com, the result of the full quarter's impact of the Flycast acquisition and of the acquisition of MediaBridge. The increase in the eBusiness and Fulfillment segment was primarily the result of the acquisition of uBid during fiscal year 2000. The increase in the Search and Portals segment amortization was primarily the result of AltaVista's acquisition of Raging Bull. The increase in the Infrastructure and Enabling Technologies segment was primarily the result of the full quarter's effect of the acquisitions of Activate, AdForce, Equilibrium, ExchangePath, 1stUp.com and Tribal Voice during fiscal year 2000. The increase in the Internet Professional Services segment was due to the acquisition of Tallan during fiscal year 2000.



IMPAIRMENT OF INTANGIBLE ASSETS:

                                             Three Months                       Three Months
                                                 Ended           As a % of         Ended         As a % of
                                              January 31,      Segment Net       January 31,    Segment Net
                                                 2001            Revenue           2000           Revenue      $ Change    % Change
                                                 ----            -------           ----           -------      --------    --------
(in thousands)
Interactive Marketing                       $   874,658           2,531%                -           -       $   874,658       N/A
eBusiness and Fulfillment                             -               -                 -           -                 -       N/A
Search and Portals                              886,442           1,607%                -           -           886,442       N/A
Infrastructure and Enabling Technologies        247,974             690%                -           -           247,974       N/A
Internet Professional Services                   13,751              50%                -           -            13,751       N/A
Other                                                 -               -                 -           -                 -       N/A
                                            -----------                          --------                   -----------

Total                                       $ 2,022,825             590%         $      -           -       $ 2,022,825       N/A
                                            ===========             ===          ========                   ===========


     During the three months ended January 31, 2001, the Company recorded impairment charges of approximately $2.023 billion as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and certain other intangible assets to their fair

                         CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


value. Management determines fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes third-party valuation reports in its determination of fair value. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable. Each of the companies for which impairment charges were recorded in the second quarter have experienced declines in operating and financial metrics over the past several quarters in comparison to the metrics forecasted at the time of their respective acquisitions. The impairment analysis considered that these companies were recently acquired during the period from August 1999 to March 2000 and that the intangible assets recorded upon acquisition of these companies was generally being amortized over a three year useful life. However, sufficient monitoring was performed over the course of the past several quarters and the companies have each completed an operating cycle since acquisition. This monitoring process culminated with impairment charges for these companies in the second quarter. The Interactive Marketing segment recorded impairment charges of approximately $524.1 million related to the write-down of intangible assets at Engage related to goodwill and certain other intangible assets of its media business and approximately $350.6 million of goodwill and certain other intangible assets at yesmail.com. The impairment charges incurred in the Search and Portals segment related to the write-down of approximately $886.4 million of goodwill and certain other intangible assets related to AltaVista. The impairment charges in the Infrastructure and Enabling Technologies segment primarily related to the write-down of approximately $771,000 of other intangible assets at Activate, approximately $241.8 million of goodwill and other intangible assets at CMGion related to its subsidiary, AdForce, and approximately $5.6 million of goodwill at ExchangePath. The other intangible assets of Activate and AdForce that were determined to be impaired primarily related to a significant reduction in the acquired customer bases and turnover of workforce which was in place at the time of the acquisitions of the companies. The impairment charges incurred in the Internet Professional Services segment related to the write-down of approximately $13.8 million of other intangible assets at Tallan, primarily related to a significant reduction in the acquired customer base and turnover of workforce which was in place at the time of the acquisition. The impairment factors evaluated by management may change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.

RESTRUCTURING CHARGES:

                                             Three Months                       Three Months
                                                 Ended           As a % of         Ended         As a % of
                                              January 31,      Segment Net       January 31,    Segment Net
                                                 2001            Revenue           2000           Revenue      $ Change    % Change
                                                 ----            -------           ----           -------      --------    --------
(in thousands)
Interactive Marketing                         $  17,010           49%            $       -             -       $  17,010      N/A
eBusiness and Fulfillment                             -            -                     -             -               -      N/A
Search and Portals                               59,805          108%                    -             -          59,805      N/A
Infrastructure and Enabling Technologies         23,216           65%                    -             -          23,216      N/A
Internet Professional Services                        -            -                     -             -               -      N/A
Other                                                 -            -                     -             -               -      N/A
                                              ---------                          ---------                     ---------

Total                                         $ 100,031           29%            $       -             -       $ 100,031      N/A
                                              =========           ===            =========                     =========

     Restructuring charges of approximately $100.0 million recorded during the three months ended January 31, 2001 consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of strategic decisions made by the Company to shut down the operations of certain subsidiaries and to increase operational efficiencies, improve margins and further reduce expenses at the remaining subsidiaries. The restructuring charges incurred in the Interactive Marketing segment primarily related to workforce reductions of approximately 540 positions and the closing of several office locations at Engage, future lease commitments of Engage for servers, desktop computers and other telecommunications equipment and the write-off of fixed assets by Engage. The restructuring charges incurred in the Search and Portals segment primarily consisted of workforce reductions of approximately 410 positions at AltaVista, the termination of a contract with a significant customer and the termination of other contracts by AltaVista in connection with the change in its business strategy, the termination of a contract with a significant customer by MyWay, the future lease commitments of

                         CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

MyWay for servers, desktop computers and other telecommunications equipment and severance and other shutdown costs at iCAST. The restructuring charges incurred in the Infrastructure and Enabling Technologies segment primarily related to the termination of bandwidth agreements by NaviPath and CMGion's subsidiary, AdForce, severance cost at 1stUp.com and the write-off of fixed assets by 1stUp.com and ExchangePath.


OTHER INCOME/EXPENSES:

     Gains (losses) on issuance of stock by subsidiaries and affiliates decreased $9.3 million, or 167%, to ($3.7) million for the three months ended January 31, 2001 from $5.6 million for the same period in fiscal year 2000. Loss on the issuance of stock in the three months ended January 31, 2001 primarily related to a pre-tax loss of approximately $3.9 million on the issuance of stock by Engage to employees as a result of stock option exercises. Gains on issuance of stock in the three months ended January 31, 2000 primarily reflects the pre-tax gain of $5.5 million on the issuance of common stock by NaviSite as a result of the exercise of the underwriters' overallotment option in its initial public offering.

     Other gains (losses), net decreased $243.1 million, or 146%, to ($76.9) million for the quarter ended January 31, 2001 from $166.2 million for the same period in fiscal 2000. Other losses, net for the quarter ended January 31, 2001 primarily consisted of a pre-tax loss of $95.9 million on the sale of AltaVista's subsidiary, Raging Bull, and a pre-tax loss of approximately $58.6 million related to impairment charges taken on certain available-for-sale securities held by the Company. These losses were partially offset by a pre-tax gain of approximately $64.2 million on the sale of Terra Networks stock and a pre-tax gain of approximately $19.8 million on the sale of a real estate holding. Other gains, net for the quarter ended January 31, 2000 consisted primarily of pre-tax gains of approximately $159.7 million on the sale of Yahoo! common stock.

     Interest income increased $9.1 million to $19.8 million for the three months ended January 31, 2001 from $10.7 million for the same period in fiscal 2000, reflecting increased interest income associated with higher average corporate cash and cash equivalent balances. Interest expense increased $2.6 million to $10.4 million for the second quarter of fiscal 2001 from $7.8 million for the second quarter of fiscal 2000, primarily due to the notes issued in conjunction with the acquisitions of AltaVista and Tallan.

       Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity
in losses of affiliates.   Equity in losses of affiliates increased $10.0
million to $13.6 million for the three months ended January 31, 2001, from $3.6 million for the same period in fiscal 2000, primarily reflecting an increased number of investments accounted for under the equity method compared to last year's second fiscal quarter. Equity in losses of affiliates for the second quarter of fiscal 2001 included the results from the Company's minority ownership in AnswerLogic, Inc., CarParts.com, Inc., Corrigo, Inc., Domania.com, Inc., Ensera, Inc., FoodBuy.com, Inc., GXMedia, Inc., Idapta, Inc., Industria Solutions, Inc. KnowledgeFirst, Inc., MyFamily.com, Inc., NameTree, Inc., NextMonet.com, Inc., NextOffice.com, Inc., OneCore Financial Network, Inc., Radiate, Inc., Undoo.com and Virtual Ink Corporation. Equity in losses of affiliates for the second quarter of fiscal 2000 included the results from the Company's minority ownership in Engage Technologies Japan, Inc., Foodbuy.com, Inc., GX Media, Inc., Half.com, Inc.,ThingWorld.com, LLC and WebCT, Inc. The Company expects its affiliate companies to continue to invest in development of their products and services and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

     Minority interest increased to $250.9 million for the three months ended January 31, 2001 from $31.6 million for the same period of fiscal 2000, primarily reflecting minority interest in net losses of seven subsidiaries during the second quarter of fiscal 2001, including AltaVista, Engage, MyWay, NaviSite, CMGion and NaviPath. The increase is primarily related to an increase in the net losses reported by Engage and AltaVista due to substantial amortization expense and impairment and restructuring charges recorded during the second fiscal quarter of 2001.

       Income tax benefit recorded in the second quarter of fiscal 2001 was approximately $160.9 million. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for the second quarter of fiscal 2001, gains (losses) on issuances of stock by subsidiaries and

                         CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

affiliates, other gains (losses), net, and impairment charges taken on intangible assets were excluded. Income tax expense in the second quarter of fiscal 2001 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax loss primarily as a result of non-deductible goodwill amortization and impairment charges, state taxes and valuation allowances recognized on deferred tax assets. During the second quarter of fiscal 2001, the Company recorded valuation allowance against its net deferred tax assets not expected to be utilized in fiscal 2001, since it is more likely than not that these assets will not be realized in future years. Prior to the second quarter of fiscal 2001, the Company has recorded valuation allowance against net deferred tax assets only with respect to majority owned subsidiaries not included in the Company's federal consolidated group. The increase in valuation allowance resulted in additional tax expense of approximately $96.7 million for the second fiscal quarter of 2001.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

Six months ended January 31, 2001 compared to six months ended January 31, 2000

NET REVENUE:

                                                Six                             Six
                                            Months Ended      As a % of     Months Ended      As a % of
                                             January 31,        Total        January 31,        Total
                                                2001         Net Revenue        2000         Net Revenue      $ Change   % Change
                                                ----         -----------        ----         -----------      --------   --------
(in thousands)
Interactive Marketing                          $ 83,249               12%      $ 50,019               17%      $ 33,230        67%
eBusiness and Fulfillment                       378,170               53%       112,227               39%       265,943       237%
Search and Portals                              115,613               16%       105,912               37%         9,701         9%
Infrastructure and Enabling Technologies         71,015               10%        16,942                6%        54,073       319%
Internet Professional Services                   60,808                9%         2,558                1%        58,250     2,277%
                                               --------                        --------                        --------

Total                                          $708,855              100%      $287,658              100%      $421,197       147%
                                               ========              ===       ========              ===       ========     =====

     Net revenue increased $421.2 million, or 147%, to $708.9 million for the six months ended January 31, 2001 from $287.7 million for the same period ended in fiscal year 2000. The increase was largely a result of the effects of fiscal year 2000 acquisitions and increased net revenue growth at existing companies during the six months ended January 31, 2001. The increase in net revenue within the Interactive Marketing segment was primarily the result of the effects of the fiscal year 2000 acquisitions of AdKnowledge, Inc., Flycast, and yesmail.com and the acquisition of MediaBridge in September 2000. The increase in net revenue within the eBusiness and Fulfillment segment was substantially the result of the acquisition of uBid, the impact of a full six months of net revenue from Signatures Network, which was acquired in September 1999, and increased volume of business at SalesLink. The increase in net revenue within the Search and Portals segment was primarily the result of the impact of a full six months of net revenue form AltaVista and increased revenue from MyWay, offset slightly by a decrease in net revenue due to the deconsolidation of Blaxxun in March 2000. The increase in net revenue within the Infrastructure and Enabling Technologies segment was primarily the result of increased net revenue at NaviSite and NaviPath and the impact of a full six months of net revenue from Activate and AdForce and revenue growth at 1stUp.com during fiscal year 2001. The increase in net revenue for NaviSite was primarily due to the growth in its customer base facilitated by the build-out of its data center facilities. The increase in net revenue for NaviPath primarily related to the growth in usage hours on NaviPath's network. The increase in net revenue within the Internet Professional Services segment was substantially the result of the acquisition of Tallan during fiscal year 2000.

COST OF REVENUE:

                                                  Six                                Six
                                              Months Ended       As a % of       Months Ended      As a % of
                                               January 31,      Segment Net       January 31,     Segment Net
                                                  2001            Revenue            2000           Revenue     $ Change   % Change
                                                  ----            -------            ----           -------      --------   --------
(in thousands)
Interactive Marketing                          $ 63,118                76%          $ 42,653            85%      $ 20,465        48%
eBusiness and Fulfillment                       336,809                89%            91,918            82%       244,891       266%
Search and Portals                               61,792                53%            60,642            57%         1,150         2%
Infrastructure and Enabling Technologies        146,562               206%            44,308           262%       102,254       231%
Internet Professional Services                   43,167                71%             3,459           135%        39,708     1,148%
                                               --------                             --------                     --------

Total                                          $651,448                92%          $242,980            84%      $408,468       168%
                                               ========                ===          ========            ===      ========      =====

     Cost of revenue increased $408.5 million, or 168%, to $651.5 million for the six months ended January 31, 2001 from $243.0 million for the same period ended in fiscal year 2000. The increase was largely attributable to the increased net revenue due to fiscal year 2000 acquisitions and increased net revenue growth at existing companies. Cost of revenue as a percentage of net revenue increased for the six-month period ended January 31, 2001 primarily due to the Company's acquisition of uBid at the end of the third quarter of fiscal year 2000.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


RESEARCH AND DEVELOPMENT EXPENSES:

                                                  Six                                Six
                                              Months Ended       As a % of       Months Ended      As a % of
                                               January 31,      Segment Net       January 31,     Segment Net
                                                  2001            Revenue            2000           Revenue     $ Change   % Change
                                                  ----            -------            ----           -------      --------   --------
(in thousands)
Interactive Marketing                           $27,727                33%           $ 8,417            17%       $19,310      229%
eBusiness and Fulfillment                           703                 0%             1,291             1%          (588)     (46%)
Search and Portals                               42,171                36%            34,611            33%         7,560       22%
Infrastructure and Enabling Technologies         27,161                38%             5,259            31%        21,902      416%
Internet Professional Services                        -                 -              1,872            73%        (1,872)    (100%)
Other                                                 -                 -                162             0%          (162)    (100%)
                                                -------                              -------                      -------

Total                                           $97,762                14%           $51,612            18%       $46,150       89%
                                                =======                ==            =======            ==        =======      ====

     Research and development expenses increased $46.2 million, or 89%, to $97.8 million for the six months ended January 31, 2001 from $51.6 million for the same period in fiscal year 2000. Research and development expenses increased during the six month period ended January 31, 2001 primarily due to the effects of fiscal year 2000 acquisitions and increased development efforts at existing companies. The increase within the Interactive Marketing segment was primarily the result of the fiscal year 2000 acquisitions of AdKnowledge, Flycast and yesmail.com, the acquisition of MediaBridge and increased development efforts at Engage. The increase within the Search and Portals segment was primarily the result of increased efforts at AltaVista related to further development of its search software, offset by the decreases in research and development expenses resulting from the shutdown of the operations of iCAST and the deconsolidation of Blaxxun. The increase in the Infrastructure and Enabling Technologies segment was primarily the result of the impact of a full six months of expenses from Activate and AdForce during fiscal year 2001 and increased development efforts at NaviSite.

IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES:

                                                  Six                                Six
                                              Months Ended       As a % of       Months Ended      As a % of
                                               January 31,      Segment Net       January 31,     Segment Net
                                                  2001            Revenue            2000           Revenue     $ Change   % Change
                                                  ----            -------            ----           -------     --------   --------
(in thousands)
Interactive Marketing                            $  700              1%             $2,317             5%         $(1,617)    (70%)
eBusiness and Fulfillment                             -              -                   -             -                -       N/A
Search and Portals                                    -              -                   -             -                -       N/A
Infrastructure and Enabling Technologies              -              -               2,400            14%          (2,400)   (100%)
Internet Professional Services                        -              -                   -             -                -       N/A
Other                                               762              -                   -             -              762       N/A
                                                 ------                             ------                        -------

Total                                            $1,462              0%             $4,717             2%         $(3,255)    (69%)
                                                 ======              ==             ======             ==          =======

     In-process research and development expenses decreased to $1.5 million for the six months ended January 31, 2001 from $4.7 million for the same period in fiscal year 2000.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


SELLING EXPENSES:

                                                  Six                                Six
                                              Months Ended       As a % of       Months Ended      As a % of
                                               January 31,      Segment Net       January 31,     Segment Net
                                                  2001            Revenue            2000           Revenue     $ Change   % Change
                                                  ----            -------            ----           -------     --------   --------
(in thousands)
Interactive Marketing                          $ 68,044               82%         $ 30,262             61%       $ 37,782     125%
eBusiness and Fulfillment                        29,274                8%            9,479              8%         19,795     209%
Search and Portals                               92,131               80%          120,255            114%        (28,124)    (23%)
Infrastructure and Enabling Technologies         51,870               73%           18,248            108%         33,622     184%
Internet Professional Services                    3,285                5%            2,524             99%            761      30%
Other                                             6,039                -             1,870              -           4,169     223%
                                               --------                           --------                       --------

Total                                          $250,643               35%         $182,638             63%       $ 68,005      37%
                                               ========               ==          ========            ===        ========     ===

     Selling expenses increased $68.0 million, or 37%, to $250.6 million for the six months ended January 31, 2001 from $182.6 million for the same period in fiscal year 2000. Selling expenses increased during the six-month period ended January 31, 2001 primarily due to the effects of fiscal year 2000 acquisitions and the continued growth of the sales and marketing efforts related to product launches and infrastructure at existing companies. Selling expenses as a percentage of net revenue decreased for the six months ended January 31, 2001 primarily due to an increase in net revenue for the six months ended January 31, 2001 as compared to the same period in fiscal year 2000. The increase in the Interactive Marketing segment was primarily the result of the acquisitions of AdKnowledge, Flycast and yesmail.com during fiscal year 2000, the acquisition of MediaBridge and increased international sales and marketing efforts at Engage. The increase in the eBusiness and Fulfillment segment was substantially the result of the acquisition of uBid during fiscal year 2000, partially offset by severance expense of approximately $2.7 million taken in the second quarter of fiscal year 2000 related to an executive at Signatures Network and by an overall decrease in the sales and marketing efforts at Signatures Network during the quarter ended January 31, 2001. The decrease in the Search and Portals segment was primarily the result of the end of a print and electronic media marketing campaign at AltaVista that had been initiated in the second quarter of fiscal year 2000, the shut down of the operations of iCAST and the consolidation of technology platforms at MyWay. The increase in the Infrastructure and Enabling Technologies segment was primarily the result of the acquisitions of Activate, AdForce, Equilibrium, ExchangePath and Tribal Voice during fiscal year 2000 and increased sales and marketing efforts at NaviSite. The increase within the Internet Professional Services segment was substantially the result of the acquisition of Tallan during fiscal year 2000.

GENERAL AND ADMINISTRATIVE EXPENSES:

                                                  Six                                Six
                                              Months Ended       As a % of       Months Ended      As a % of
                                               January 31,      Segment Net       January 31,     Segment Net
                                                  2001            Revenue            2000           Revenue     $ Change   % Change
                                                  ----            -------            ----           -------     --------   --------
(in thousands)
Interactive Marketing                          $ 32,566               39%          $ 8,003               16%      $24,563     307%
eBusiness and Fulfillment                        20,652                5%           13,379               12%        7,273      54%
Search and Portals                               21,226               18%           22,174               21%         (948)     (4%)
Infrastructure and Enabling Technologies         35,673               50%           10,848               64%       24,825     229%
Internet Professional Services                   10,422               17%            3,406              133%        7,016     206%
Other                                            38,953                -            15,807                -        23,146     146%
                                               --------                            -------                        -------

Total                                          $159,492               22%          $73,617               26%      $85,875     117%
                                               ========               ===          =======               ===      =======     ====

     General and administrative expenses increased $85.9 million, or 117%, to $159.5 million for the six months ended January 31, 2001 from $73.6 million for the same period in fiscal year 2000. General and administrative expenses increased during the six months ended January 31, 2001 primarily due to the effect of the fiscal year 2000 acquisitions and the building of management infrastructure at the corporate level and at several of the Company's existing subsidiaries. The increase in the Interactive Marketing segment was primarily the result of additional bad debt expense recorded by Engage, the acquisitions of

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


AdKnowledge, Flycast, and yesmail.com during fiscal year 2000 and the acquisition of MediaBridge. The increase in the eBusiness and Fulfillment segment was substantially the result of the acquisition of uBid during fiscal year 2000 partially offset by severance expense of approximately $2.7 million taken in the second quarter of fiscal year 2000 related to an executive at Signatures Network and by an overall decrease in general and administrative expenses incurred by Signatures Network. The decrease in the Search and Portals segment was primarily due to the deconsolidation of Blaxxun and a decrease in the headcount at AltaVista. The increase in the Infrastructure and Enabling Technologies segment was primarily due to the acquisitions of Activate, AdForce, Equilibrium, ExchangePath, 1stUp.com and Tribal Voice during fiscal year 2000 and the building of management infrastructure at NaviSite and NaviPath. The increase in the Internet Professional Services segment was substantially the result of the acquisition of Tallan. The increase in the Other expenses, which includes certain administrative functions such as legal, finance and business development which are not fully allocated to CMGI's subsidiary companies, was primarily the result of the growth of CMGI's corporate infrastructure including higher personnel costs due to increased headcount, increased professional fees and facilities costs.

AMORTIZATION OF INTANGIBLE ASSETS AND STOCK-BASED COMPENSATION:

                                                  Six                                Six
                                              Months Ended       As a % of       Months Ended      As a % of
                                               January 31,      Segment Net       January 31,     Segment Net
                                                  2001            Revenue            2000           Revenue     $ Change   % Change
                                                  ----            -------            ----           -------     --------   --------
(in thousands)
Interactive Marketing                        $  338,541               407%          $ 31,415            63%      $307,126      978%
eBusiness and Fulfillment                        66,829                18%             4,759             4%        62,070    1,304%
Search and Portals                              511,625               443%           362,949           343%       148,676       41%
Infrastructure and Enabling Technologies        121,585               171%            21,078           124%       100,507      477%
Internet Professional Services                   93,328               153%             3,558           139%        89,770    2,523%
Other                                               109                 -                111             -             (2)      (2%)
                                             ----------                             --------                     --------

Total                                        $1,132,017               160%          $423,870           147%      $708,147      167%
                                             ==========               ===           ========           ===       ========      ===

     Amortization of intangible assets and stock-based compensation increased $708.1 million, or 167%, to $1.132 billion for the six months ended January 31, 2001 from $423.9 million for the same period in fiscal year 2000. Amortization of intangible assets and stock-based compensation consisted primarily of goodwill amortization expense related to acquisitions during fiscal year 2000. The intangible assets recorded as a result of acquisitions are being amortized over periods ranging from two to five years. Included within amortization of intangible assets and stock-based compensation expenses was approximately $40.5 million and $6.8 million of stock-based compensation for the six months ended January 31, 2001 and 2000, respectively. The increase in amortization in the Interactive Marketing segment was primarily the result of the fiscal 2000 acquisitions of AdKnowledge, Flycast and yesmail.com and the acquisition of MediaBridge in September 2000. The increase in the eBusiness and Fulfillment segment was primarily the result of the acquisition of uBid during fiscal year 2000. The increase in the Search and Portals segment was primarily the result of the acquisition of AltaVista during fiscal year 2000 and of AltaVista's acquisition of Raging Bull in fiscal 2000. The increase in the Infrastructure and Enabling Technologies segment was primarily the result of the acquisitions of Activate, AdForce, Equilibrium, ExchangePath and Tribal Voice during fiscal year 2000. The increase in the Internet Professional Services segment was due to the acquisition of Tallan during fiscal year 2000.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

IMPAIRMENT OF INTANGIBLE ASSETS:

                                           Six Months Ended     As a % of     Six Months Ended     As a % of
                                             January 31,       Segment Net      January 31,       Segment Net
                                               2001             Revenue          2000              Revenue     $ Change    % Change
                                               ----             -------          ----              -------     --------    ---------
(in thousands)
Interactive Marketing                       $   891,437          1,071%         $      -              N/A     $   891,437      N/A
eBusiness and Fulfillment                         3,500              1%                -              N/A           3,500      N/A
Search and Portals                              898,878            777%                -              N/A         898,878      N/A
Infrastructure and Enabling Technologies        284,865            401%                -              N/A         284,865      N/A
Internet Professional Services                   13,751             23%                -              N/A          13,751      N/A
Other                                                 -              -                 -              N/A               -      N/A
                                            -----------                         --------                      -----------

Total                                       $ 2,092,431            295%         $      -              N/A     $ 2,092,431      N/A
                                            ===========           =====         ========                      ===========


     During the six months ended January 31, 2001, the Company recorded impairment charges of approximately $2.092 billion as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and certain other intangible assets to their fair value. Management determines fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company. The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes third-party valuation reports in its determination of fair value. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable. The Interactive Marketing segment recorded impairment charges of approximately $540.8 million related to the write-down of intangible assets at Engage related to goodwill and certain other intangible assets of its media business and approximately $350.6 million of goodwill and certain other intangible assets at yesmail.com. The impairment charges incurred in the Search and Portals segment primarily related to the write-down of approximately $886.4 million of goodwill and other intangible assets related to AltaVista. The impairment charges in the Infrastructure and Enabling Technologies segment primarily related to approximately $771,000 of other intangible assets at Activate, approximately $241.8 million of goodwill and other intangible assets at CMGion related to AdForce and approximately $5.6 million of goodwill at ExchangePath. The other intangible assets of Activate and AdForce that were determined to be impaired primarily related to a significant reduction in the acquired customer bases and turnover of workforce which was in place at the time of the acquisitions of the companies. The impairment charges incurred in the Internet Professional Services segment related to the write-down of approximately $13.8 million of other intangible assets at Tallan, primarily related to a significant reduction in the acquired customer base and turnover of workforce which was in place at the time of the acquisition. The impairment factors evaluated by management may change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

RESTRUCTURING CHARGES:

                                           Six Months Ended      As a % of    Six Months Ended      As a % of
                                              January 31,       Segment Net      January 31,       Segment Net
                                                  2001            Revenue          2000              Revenue    $ Change   % Change
                                                  ----            -------          ----              -------    --------   --------
(in thousands)
Interactive Marketing                         $ 21,140              25%           $     -                 -      $ 21,140     N/A
eBusiness and Fulfillment                            -               -                  -                 -             -     N/A
Search and Portals                              64,516              56%                 -                 -        64,516     N/A
Infrastructure and Enabling Technologies        23,216              33%                 -                 -        23,216     N/A
Internet Professional Services                       -               -                  -                 -             -     N/A
Other                                                -               -                  -                 -             -     N/A
                                              --------                            -------                        --------

Total                                         $108,872              15%           $     -                 -      $108,872     N/A
                                              ========              ==            =======                        ========

     Restructuring charges of approximately $108.9 million consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of strategic decisions made by the Company to shut down the operations of certain subsidiaries and to increase operational efficiencies, improve margins and further reduce expenses at the remaining subsidiaries. The restructuring charges incurred in the Interactive Marketing segment primarily related to workforce reductions of approximately 540 positions and the closing of several office locations at Engage, future lease commitments of Engage for servers, desktop computers and other telecommunications equipment and the write-off of fixed assets by Engage. The restructuring charges incurred in the Search and Portals segment primarily consisted of workforce reductions of approximately 410 positions at AltaVista, the termination of a contract with a significant customer and the termination of other contracts by AltaVista in connection with the change in its business strategy, the termination of a contract with a significant customer by MyWay, the future lease commitments of MyWay for servers, desktop computers and other telecommunications equipment and severance and other shutdown costs at iCAST. The restructuring charges incurred in the Infrastructure and Enabling Technologies segment primarily related to the termination of bandwidth agreements by NaviPath and CMGion's subsidiary, AdForce, severance cost at 1stUp.com and the write-off of fixed assets by 1stUp.com and ExchangePath.


OTHER INCOME/EXPENSES:

     Gains (losses) on issuance of stock by subsidiaries and affiliates increased $70.9 million, or 137%, to $122.9 million for the six months ended January 31, 2001 from $51.9 million for the same period in fiscal year 2000. Gains (losses) on the issuance of stock for the six months ended January 31, 2001 primarily relates to a pre-tax gain of approximately $125.9 million on the issuance of stock by Engage in its acquisitions of MediaBridge and Space Media Holdings Limited partially offset by a pre-tax loss of approximately $3.9 million on the issuance of stock by Engage to employees as a result stock option exercises. Gains (losses) on issuance of stock for the six months ended January 31, 2000 primarily reflects the pre-tax gain of $51.9 million on the issuance of common stock by NaviSite in connection with its initial public offering.

     Other gains (losses), net decreased $94.1 million, or 44%, to $120.4 million for the six months ended January 31, 2001 from $214.5 million for the same period in fiscal 2000. Other gains (losses), net for the six months ended January 31, 2001 primarily consisted of a pre-tax gain of approximately $357.4 million on the sale of Lycos, Inc common stock, a pre-tax gain of approximately $135.3 million on the sale of Kana Communications, Inc. common stock, a pre-tax gain of approximately $89.9 million on the hedging agreement with respect to the Company's investment in Yahoo! common stock, a pre-tax gain of approximately $64.2 million on the sale of Terra Networks stock, a pre-tax gain of approximately $70.9 million on the sale of Critical Path, Inc. common stock and a pre-tax gain of approximately $19.8 million on the sale of a real estate holding by AltaVista, partially offset by a pre-tax loss of approximately $358.9 million on the sale of Pacific Century CyberWorks Limited stock, a pre-tax loss of approximately $95.9 million on the sale of AltaVista's wholly-owned subsidiary, Raging Bull and by a pre-tax loss of approximately $148.8 million related to impairment charges taken on certain available-for-sale securities held by the Company. Other gains, net for the six months ended January 31, 2000 primarily consisted of pre-tax gains of approximately $208.1 million on the sale of Yahoo! common stock.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     Interest income increased $15.4 million to $31.9 million for the six months ended January 31, 2001 from $16.5 million for the same period in fiscal 2000, reflecting increased interest income associated with higher average corporate cash and cash equivalent balances. Interest expense increased $19.5 million to $33.0 million for the six months ended January 31, 2001 from $13.5 million for the same period in fiscal 2000, primarily due to the notes issued in connection with the acquisitions of AltaVista and Tallan.

     Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates increased $24.0 million to $29.4 million for six months ended January 31, 2001, from $5.4 million for the same period in fiscal 2000, primarily reflecting an increased number of investments accounted for under the equity method compared to the same period last year. Equity in losses of affiliates for the six months ended January 31, 2001 included the results from the Company's minority ownership in AnswerLogic, Inc., BizBuyer.com, Inc., CarParts.com, Inc., Corrigo, Inc., Domania.com, Inc., eCircles Corporation, Ensera, Inc., FindLaw, Inc., FoodBuy.com, Inc., GXMedia, Inc., HotLinks Network, Inc., Idapta, Inc., Industria Solutions, Inc. KnowledgeFirst, Inc., MyFamily.com, Inc., NameTree, Inc., NextMonet.com, Inc., NextOffice.com, Inc., OneCore Financial Network, Inc., Radiate, Inc., ThingWorld.com, LLC, Undoo.com, Vicinity, and Virtual Ink Corporation. Equity in losses of affiliates for the second quarter of fiscal 2000 included the results from the Company's minority ownership in Engage Technologies Japan, Inc., FoodBuy.com, GX Media, Inc., Half.com, and ThingWorld.com, LLC. The Company expects its affiliate companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

     Minority interest increased to $339.8 million for the six months ended January 31, 2001 from $54.9 million for the same period of fiscal 2000, primarily reflecting minority interest in net losses of seven subsidiaries during the first six months of fiscal 2001, including AltaVista, Engage, MyWay, NaviSite, CMGion and NaviPath. The increase is primarily related to an increase in the net losses reported by Engage and AltaVista due to substantial amortization expense and impairment and restructuring charges recorded during the second fiscal quarter.

       Income tax benefit recorded for the six months ended January 31, 2001 was approximately $34.6 million. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for the six months ended January 31, 2001, gains (losses) on issuances of stock by subsidiaries and affiliates, other gains (losses), net, and impairment charges taken on intangible assets were excluded. Income tax expense in the six months ended January 31, 2001 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax loss primarily as a result of non-deductible goodwill amortization and impairment charges, state taxes and valuation allowances recognized on deferred tax assets. During the six months ended January 31, 2001, the Company recorded valuation allowance against its net deferred tax assets not expected to be utilized in fiscal 2001, since it is more likely than not that these assets will not be realized in future years. Prior to the second quarter of fiscal 2001, the Company has recorded valuation allowance against net deferred tax assets only with respect to majority owned subsidiaries not included in the Company's federal consolidated group. The increase in valuation allowance resulted in additional tax expense of approximately $96.7 million for the six months ended January 31, 2001.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

Liquidity and Capital Resources

     Working capital at January 31, 2001 decreased to $947.1 million compared to $1.11 billion at July 31, 2000. The net decrease in working capital is primarily attributable to a $1.33 billion decrease in available-for-sale securities, partially offset by a $482.8 million decrease in notes payable, a $340.8 million decrease in current deferred tax liabilities and a $325.1 million increase in cash and cash equivalents. The Company's principal sources of capital during the six months ended January 31, 2001 were from the sales of approximately 8.4 million shares of Lycos, Inc. common stock for proceeds of approximately $394.7 million, approximately 241.0 million shares of Pacific Century CyberWorks Limited stock for proceeds of $190.2 million, approximately 3.7 million shares of Kana Communications, Inc. common stock for proceeds of $137.6 million, approximately 6.8 million shares of Terra Networks, S.A. (Terra Networks) stock for proceeds of approximately $78.3 million, approximately 1.3 million shares of Critical Path, Inc. common stock for proceeds of $72.8 million and approximately
1.0 million shares of eBay, Inc. common stock for proceeds of $48.0 million. The Company's principal uses of capital during the six months ended January 31, 2001 were $438.0 million for funding operations, $89.8 million for purchases of property and equipment and $61.8 million for investments in affiliates, primarily through the Company's CMGI@Ventures venture capital funds.

     Under the terms of an agreement with an investment bank entered into during fiscal 2000, the Company agreed to deliver, at its discretion, either cash or Yahoo! common stock in three separate tranches, with maturity dates ranging from August 2000 to February 2001. The Company executed the first tranche in April 2000 and received approximately $106.4 million. The Company subsequently settled this tranche through the delivery of 581,499 shares of Yahoo! common stock in August 2000. In May 2000, the Company received approximately $68.5 million and $5.7 million upon the execution of the second and third tranches, respectively. The Company subsequently settled the second tranche for cash totaling approximately $33.6 million in October 2000. In November 2000, the Company entered into a new agreement to hedge the Company's investment in 581,499 shares of Yahoo! common stock. The Company received approximately $31.5 million in connection with this agreement. Under the terms of the new contract, the Company agreed to deliver, at its discretion, either cash or shares of Yahoo! common stock on August 1, 2001. The Company settled the third tranche through the delivery of 47,684 shares of Yahoo! common stock in February 2001.

     During the six months ended January 31, 2001, the Company, through its limited liability company subsidiaries CMG@Ventures II, LLC, CMG@Ventures III, LLC, CMGI@Ventures IV, LLC and CMG@Ventures Expansion, LLC acquired initial or follow-on minority ownership interests in fifteen Internet and technology companies for an aggregate total of approximately $48.5 million.

     On August 18, 2000 and February 18, 2001, the Company issued approximately 313,000 and 2.0 million shares, respectively, of its common stock to Compaq Computer Corporation, each as a semi-annual interest payment of approximately $11.5 million related to notes payable issued in the acquisition of AltaVista. During the six months ended January 31, 2001, the Company issued approximately
30.2 million shares of its common stock as payment of principal and interest totaling approximately $391.6 million related to notes payable that had been issued in the Company's acquisition of Tallan.

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

     On August 25, 2000, the Company and Cable and Wireless plc, completed their previously agreed to exchange of stock. CMGI received approximately 241.0 million shares of PCCW stock from Cable and Wireless in exchange for approximately 13.4 million shares of the Company's common stock.

     During the first six months of fiscal 2001, the Company's subsidiary, Engage, completed two acquisitions for combined consideration of approximately $257.6 million consisting of approximately 14.9 million shares of Engage common stock valued at approximately $225.7 million, options to purchase Engage common stock at approximately $31.1 million and direct acquisition costs of approximately $907,000.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     On December 15, 2000 and January 24, 2001, the Company funded $50.0 million and $30.0 million, respectively, to its subsidiary, NaviSite, under a note and warrant purchase agreement. The annual interest rate on the note is 7.5% payable quarterly in, at NaviSite's discretion, either in cash or NaviSite common stock. The principal amount is due in full by December 12, 2003.

     On December 29, 2000, the Company's subsidiary, AltaVista, sold a real estate holding and received proceeds of approximately $35.8 million.

     The Company currently projects funding in the foreseeable future for CMGI@Ventures to be approximately $15 million per quarter for both new and follow-on investments. The Company currently expects to exit its fiscal fourth quarter with a recurring cash requirement rate in the range of $75 to $85 million for the quarter, excluding the cash requirements of Engage and NaviSite and excluding the funding of CMGI@Ventures. The Company has undertaken several initiatives which are intended to reduce its operating cash requirements in the future. There can be no assurance, however, that the effect of these initiatives will reduce its cash requirements.

     The Company intends to continue to fund existing and future Internet efforts, acquire additional companies for cash, stock, or other consideration and to actively seek new CMGI@Ventures investment opportunities. Similar to CMGI's current subsidiaries, future Internet company acquisitions will likely be in early stages of business development and therefore are expected to require additional cash funding by the Company to fund their operations. The Company believes that existing working capital and the availability of marketable securities which could be sold or posted as collateral for additional loans, will be sufficient to fund its operations, investments and capital expenditures for the foreseeable future. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through the sale of certain subsidiaries, through public or private offerings of the Company's or its subsidiaries' stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company.

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

     During the fiscal year ended July 31, 2000 and for the six months ended January 31, 2001, CMGI had operating losses of approximately $2.19 billion and $3.79 billion, respectively, and net losses of approximately $1.38 billion and $3.20 billion, respectively. CMGI anticipates continuing to incur significant operating expenses in the future, including significant costs of revenue and selling, general and administrative and amortization expenses. As a result, CMGI expects to continue to incur operating losses and may not have enough money to grow its business in the future. CMGI can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.


CMGI may have problems raising money it needs in the future.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

     In recent years, CMGI has financed its operating losses in part with profits from selling some of the stock of companies in which CMGI had invested directly or through the @Ventures funds. This funding source may not be sufficient in the future, and CMGI may need to obtain funding from outside sources. However, CMGI may not be able to obtain funding from outside sources. In addition, even if CMGI finds outside funding sources, CMGI may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of CMGI's currently outstanding securities. CMGI may also be required to take other actions, which may lessen the value of its common stock, including borrowing money on terms that are not favorable to CMGI.


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

          .  decrease its cash burn rate;

          . attain an optimal number of operating companies through acquisitions, consolidations and divestitures; and

          .  improve its cash position and revenue run rate.

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

     Some of CMGI's officers and directors also serve as officers or directors of one or more of CMGI's network companies. As a result CMGI, CMGI's officers and directors, and CMGI's network companies may face potential conflicts of interest with each other and with its stockholders. Specifically, CMGI's officers and directors may be presented with situations in their capacity as officers or directors of one of CMGI's network companies that conflict with their fiduciary obligations as officers or directors of CMGI or of another network company.

In fiscal 2000 and the first six months of fiscal 2001, CMGI derived a significant portion of its revenue from a small number of customers and the loss of any of those customers could significantly damage CMGI's business.

     During the fiscal year ended July 31, 2000, sales to Cisco accounted for 11% of CMGI's consolidated net revenue and 36% of CMGI's net revenue from its eBusiness and Fulfillment segment. During the six months ended January 31, 2001, sales to Cisco accounted for 6% of CMGI's consolidated net revenue and 13% of CMGI's net revenue from its eBusiness and Fulfillment segment. CMGI currently does not have any agreements with Cisco which obligate this customer to buy a minimum amount of products from CMGI or to designate CMGI as its sole supplier of any particular products or services. During the fiscal year ended July 31, 2000, approximately 12% of CMGI's consolidated net revenue and 35% of net revenue from CMGI's Search and Portals segment was derived from customer advertising contracts serviced by DoubleClick, Inc. During the six months ended January 31, 2001, approximately 3% of CMGI's consolidated net revenue and 20% of net revenue from CMGI's Search and Portals segment was derived from customer advertising contracts serviced by DoubleClick, Inc. CMGI believes that it will continue to derive a significant portion of its operating revenue from sales to a small number of customers.


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

     A portion of CMGI's assets include the equity securities of both publicly traded and non-publicly traded companies. For example, as of March 13, 2001, CMGI directly or through its @Ventures funds owned shares of common stock of divine Interventures, inc., Engage, Inc., Kana Communications, Inc., Marketing Services Group, Inc., NaviSite, Inc., Netcentives, Inc., Pacific Century CyberWorks Limited, Primedia, Inc., Ventro Corporation and Vicinity Corporation, which are publicly traded companies. The market price and valuations of the securities that CMGI holds in these and other companies may fluctuate due to market conditions and other conditions over which CMGI has no control. Fluctuations in the market price and valuations of the securities that CMGI holds in other companies may result in fluctuations of the market price of CMGI's common stock and may reduce the amount of working capital available to CMGI.

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


CMGI's common stockholders may suffer dilution in the future upon the conversion and repayment of outstanding securities.

     CMGI has outstanding securities that have conversion or repayment provisions that may result in dilution to CMGI's common stockholders. CMGI currently has 375,000 shares of Series C Convertible Preferred Stock issued and outstanding. The Series C Convertible Preferred Stock is separated into three tranches of 125,000 shares each with separate conversion prices: tranche 1 shares have a current conversion price of $45.72 per share; tranche 2 shares have a current conversion price of $37.58 per share; and tranche 3 shares have a current conversion price of $37.66 per share. The Series C Convertible Preferred Stock may be converted into common stock by the holders at these fixed prices at any time prior to June 30, 2002. On June 30, 2002, any outstanding shares of Series C Convertible Preferred Stock automatically convert into common stock at a conversion price equal to the average of the closing bid prices of the common stock on the ten consecutive trading days ending on the trading day prior to June 30, 2002. Subject to certain limitations, when converted, the shares of Series C Convertible Preferred Stock convert into the number of shares of common stock determined by taking the $1,000 per share initial stated value, adding to such initial stated value per share any completed or accrued dividend adjustments, and dividing such sum by the applicable conversion price. Upon conversion of the Series C Convertible Preferred Stock into shares of CMGI's common stock, the common stockholders will be diluted.

     In connection with CMGI's acquisition of AltaVista, CMGI issued to Compaq, among other things, promissory notes in the aggregate principal amount of $220 million. The promissory notes are due on August 18, 2002. Interest on the notes, accruing at a rate of 10.5% per annum, is due and payable semiannually on each February 18 and August 18 until the notes are paid in full. Any principal and interest on the notes is payable, at CMGI's option, in cash, marketable securities or shares of CMGI common stock based on the average of the closing prices of the common stock during the 15-day period ending on the trading day immediately preceding the applicable payment date. If CMGI determines to repay the principal and interest with shares of CMGI's common stock, the common stockholders will be diluted.


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

     Web sites typically place small files of information commonly known as "cookies" on a user's hard drive. Cookie information is passed to the Web site through the Internet user's browser software. Engage's technology currently uses cookies to collect information about an Internet user's movement through the Engage Media Network. Most of the currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive, and a small minority of users currently choose to do so. Users can also delete cookies from their hard drive at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and the Federal Trade Commission has recently concluded an informal inquiry into the data collection practices of DoubleClick, Inc., but reserved the right to take additional action. The effectiveness of Engage's technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies is limited, Engage would likely have to switch to other technology that would allow it to gather demographic and behavioral information. This could require significant reengineering time and resources, might not be completed in time to avoid negative consequences to CMGI's business, financial condition or results of operations, and might not be possible at all.


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

     Consumer concerns about the security of transmissions of confidential information over public telecommunications facilities is a significant barrier to electronic commerce and communications on the Internet. Many factors may cause compromises or breaches of the security systems CMGI network companies or other Internet sites use to protect proprietary information, including advances in computer and software functionality or new discoveries in the field of cryptography. A compromise of security on the Internet would have a negative effect on the use of the Internet for commerce and communications and negatively impact CMGI network companies' businesses. Security breaches of their activities or the activities of their customers and sponsors involving the storage and transmission of proprietary information, such as credit card numbers, may expose CMGI network companies to a risk of loss or litigation and possible liability. CMGI cannot assure that the security measures of CMGI network companies will prevent security breaches.


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

                          CMGI, INC. AND SUBSIDIARIES
                         PART I: FINANCIAL INFORMATION


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------


     The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at January 31, 2001 include strategic equity positions in the Internet industry sector, many of which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities, with the exception of the Yahoo! common stock as discussed below. A 20% adverse change in equity prices, based on a sensitivity analysis of the equity component of the Company's available-for-sale securities portfolio as of January 31, 2001, would result in an approximate $37.1 million decrease in the fair value of the Company's available-for-sale securities.

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

     The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements and during the third and fourth quarters of fiscal 2000 the Company entered into an agreement with an investment bank that hedges a portion of its Yahoo! common stock using equity collars- See note N to the Interim Unaudited Consolidated Financial Statements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic or market exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At January 31, 2001, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on its outstanding borrowing arrangements.

     The Company has historically had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. The Company may consider utilizing derivative instruments to mitigate the risk of foreign currency exchange rate fluctuations in the future.

                          CMGI, INC. AND SUBSIDIARIES
                           PART II: OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

     On June 23, 2000, the Company issued 3,069 shares of the Company's Common Stock pursuant to the exercise of a stock option. The exercise price of the stock option was $.0977 per share. The shares of Common Stock were issued and sold in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

     On July 11, 2000, the Company issued 408 shares of the Company's Common Stock pursuant to the exercise of a stock option. The exercise price of the stock option was $.4886 per share. The shares of Common Stock were issued and sold in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

     On November 20, 2000, the Company acquired additional ownership interests in Freeup LLC ("Freeup"). Pursuant to the terms of the acquisition agreement, on such date the Company, among other things, issued and sold 70,383 shares of its Common Stock to Compaq Computer Corporation (Compaq), for an aggregate purchase price of $5,000,000. The shares of Common Stock were issued and sold to Compaq in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

       On January 18, 2000, the Company acquired all of the outstanding membership interests of Green Witch, LLC, a California limited liability company ("Green Witch"). Pursuant to the terms of the acquisition agreement, the Company, among other things, agreed to issue up to an aggregate of 233,009 shares of Common Stock to the members of Green Witch in exchange for such membership interests. On December 18, 2000, the Company, iCast Corporation, a wholly owned subsidiary of the Company ("iCast"), and those persons entitled to receive shares pursuant to the acquisition agreement entered into a settlement agreement. Pursuant to the terms of the settlement agreement, the Company issued an aggregate of 144,577 shares of Common Stock to those persons entitled to receive shares pursuant to the acquisition agreement. Such persons, among other things, forfeited their rights to receive approximately 36,864 shares of Common Stock and agreed to a general waiver and release with respect to any claims, demands or causes of action against the Company or iCast. The Company issued such shares in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of the shares of Common Stock.

     On January 1, 2001, pursuant to the terms of promissory notes issued by the Company on June 15, 2000 to certain of the former members of Shortbuzz.com LLC ("Shortbuzz") in connection with the Company's acquisition of Shortbuzz, the Company issued an aggregate of 3,592 shares of Common Stock to the noteholders upon conversion of such notes. The shares of Common Stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended, as a security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved with the issuance and sale of the shares of Common Stock.

     On January 2, 2001, pursuant to the terms of promissory notes issued by the Company on March 31, 2000 to certain of the former stockholders of Tallan, Inc. ("Tallan") in connection with the Company's acquisition of Tallan, the Company issued an aggregate of 22,895,394 shares of Common Stock to the noteholders upon conversion of such notes. The shares of Common Stock were issued in reliance on
Section 3(a)(9) of the Securities Act of 1933, as amended, as a security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved with the issuance and sale of the shares of Common Stock.

     On January 20, 2001, pursuant to the terms of promissory notes issued by the Company on January 20, 2000 to certain of the former members of NetWright, L.L.C. ("NetWright") in connection with the Company's acquisition of the remaining shares of NetWright not held by the Company, the Company issued an aggregate of 23,092 shares of Common Stock to the noteholders upon conversion of such notes. The shares of Common Stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended, as a security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved with the issuance and sale of the shares of Common Stock.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     At the 2000 Annual Meeting of Stockholders of the Company (the "Annual Meeting") on December 20, 2000, the following matters were acted upon by the stockholders of the Company:

          1.  The election of one Class I Director for the ensuing three years;
          2.  The approval of the Company's 2000 Stock Incentive Plan; and
          3. Ratification of the appointment of KPMG LLP as independent auditors of the Company for the current year.

     The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of November 3, 2000 was 319,002,257. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are David S. Wetherell, Robert J. Ranalli, William H. Berkman and Avram Miller. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:


                                                     VOTES      VOTES         VOTES                  BROKER
                                                      FOR      WITHHELD      AGAINST   ABSTENTIONS  NON-VOTES
     1.   Election of one Class I Director:
             Harold Enright, Jr.                  224,289,128   2,031,616        N.A.         N.A.       N.A.

     2.   Approval of the Company's
             2000 Stock Incentive Plan            217,029,105        N.A.   7,728,239    1,563,400       N.A.

     3.   Ratification of Independent
             Auditors                             224,723,461        N.A.     816,714      780,569       N.A.

     On February 15, 2001, Mr. Enright, Vice President of Business Development of Compaq and who served on the Board of Directors of the Company as the designee of Compaq, resigned from the Board as a result of Compaq adopting a policy not to designate employees to serve on the boards of publicly held companies in which Compaq holds a minority interest.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits

          The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of or are included in this Quarterly Report on Form 10-Q.

     (b)  Reports on Form 8-K

          On November 17, 2000, the Company filed a Current Report on Form 8-K dated November 17, 2000 reporting information under Item 9 (Regulation FD Disclosure). No financial statements were filed with such report.

          On January 16, 2001, the Company filed a Current Report on Form 8-K dated January 16, 2001 reporting information under Item 5 (Other Events). No financial statements were filed with such report.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CMGI, Inc.

                                              By: /s/ Andrew J. Hajducky III
                                                  --------------------------
Date: March 19, 2001                          Andrew J. Hajducky III
                                              Executive Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX


Item                     Description

10.1 Note and Warrant Purchase Agreement, dated as of December 12, 2000, by and between the Registrant and NaviSite, Inc. is incorporated herein by reference to Exhibit 10.3 to NaviSite's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2000 (File No. 000-27597).

10.2      Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

10.3      FY 2001 CMGI Executive Bonus Plan.

10.4 2000 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant's Definitive Schedule 14A filed November 17, 2000 (File No. 000-23262).

10.5 CMGI @ Ventures IV, LLC Limited Liability Company Agreement, dated as of June 1, 2000, as amended.