Form 10-Q
period 2001-04-30
CMGI INC
filed 2001-06-14
CIK 914712

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended April 30, 2001

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 000-23262


                                   CMGI, INC.
                                   ----------
             (Exact name of registrant as specified in its charter)



            DELAWARE                               04-292133
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


        100 BRICKSTONE SQUARE                         01810
        ANDOVER, MASSACHUSETTS                      (Zip Code)
(Address of principal executive offices)


                                (978)  684-3600
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

                     Yes      X                No
                          ---------              ----------

 Number of shares outstanding of the issuer's common stock, as of June 12, 2001

     Common Stock, par value $.01 per share                 346,160,895
     ---------------------------------------                 -----------
                   Class                            Number of shares outstanding

                                   CMGI, INC.
                                   FORM 10-Q

                                     INDEX



                                                                     Page Number
                                                                     -----------
Part I.  FINANCIAL INFORMATION


  Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets
          April 30, 2001 (unaudited) and July 31, 2000                      3

          Consolidated Statements of Operations
          Three and nine months ended April 30, 2001 and 2000 (unaudited)   4

          Consolidated Statements of Cash Flows
          Nine months ended April 30, 2001 and 2000 (unaudited)             5

          Notes to Interim Unaudited Consolidated Financial Statements     6-17

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             18-40

  Item 3. Quantitative and Qualitative Disclosures About Market Risk        41

Part II.  OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds                         42

  Item 6. Exhibits and Reports on Form 8-K                                  42

SIGNATURE                                                                   43

EXHIBIT INDEX                                                               44

                          CMGI, Inc. and Subsidiaries
                          Consolidated Balance Sheets

               (in thousands, except share and per share amounts)

                                                                                                April 30,     July 31,
                                                                                                  2001          2000
                                                                                             --------------  -----------
                                                                                               (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                                     $   845,830    $  639,666
 Available-for-sale securities                                                                     121,435     1,595,011
 Accounts receivable, trade, less allowance for doubtful accounts                                  130,548       232,104
 Prepaid expenses and other current assets                                                         118,660       105,094
                                                                                               -----------    ----------
Total current assets                                                                             1,216,473     2,571,875
                                                                                               -----------    ----------

Property and equipment, net                                                                        243,481       259,270
Investments in affiliates                                                                          556,085       583,648
Goodwill and other intangible assets, net of accumulated amortization                            1,355,347     4,955,076
Other assets                                                                                       201,490       187,238
                                                                                               -----------    ----------
                                                                                               $ 3,572,876    $8,557,107
                                                                                               ===========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                                                 $    33,594    $  523,022
 Current installments of long-term debt                                                              7,187         6,649
 Accounts payable                                                                                   96,769       128,627
 Accrued income taxes                                                                               39,501        36,318
 Accrued expenses                                                                                  204,774       246,289
 Deferred income taxes                                                                              70,389       392,340
 Deferred revenues                                                                                  21,962        27,898
 Other current liabilities                                                                          21,866       100,627
                                                                                               -----------    ----------
Total current liabilities                                                                          496,042     1,461,770
                                                                                               -----------    ----------

Long-term debt, less current installments                                                          224,003       228,023
Deferred income taxes                                                                               10,443        61,365
Other long-term liabilities                                                                         19,095        50,945
Minority interest                                                                                  384,631       586,062
Commitments and contingencies

Preferred stock, $0.01 par value. Authorized 5,000,000 shares; issued 375,000 Series C convertible, redeemable preferred stock at April 30, 2001 and July 31, 2000,  dividend
  at 2% per annum; carried at liquidation value                                                    388,750       383,140
Stockholders' equity:
  Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and
    outstanding 345,491,900 shares at April 30, 2001 and 296,487,502 shares at July 31, 2000         3,455         2,965
  Additional paid-in capital                                                                     7,149,773     6,190,182
  Deferred compensation                                                                                (17)      (45,202)
Accumulated deficit                                                                             (5,024,797)     (857,814)
                                                                                               -----------    ----------
                                                                                                 2,128,414     5,290,131
Accumulated other comprehensive income (loss)                                                      (78,502)      495,671
                                                                                               -----------    ----------
Total stockholders' equity                                                                       2,049,912     5,785,802
                                                                                               -----------    ----------
                                                                                               $ 3,572,876    $8,557,107
                                                                                               ===========    ==========

see accompanying notes to interim unaudited consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (in thousands, except per share amounts)

                                                                     Three months ended April 30,    Nine months ended April 30,
                                                                    ------------------------------  -----------------------------
                                                                         2001            2000             2001          2000
                                                                      -----------      ---------      -----------    -----------
Net revenue                                                          $   300,963       $ 233,144      $ 1,009,818   $   520,802
Operating expenses:
  Cost of revenue                                                        271,874         190,618          923,322       433,598
  Research and development                                                35,621          49,671          133,383       101,283
  In-process research and development                                         --          41,220            1,462        45,937
  Selling                                                                 82,691         126,612          333,334       309,250
  General and administrative                                              64,999          61,314          224,491       134,931
  Amortization of intangible assets and stock-based
   compensation                                                          213,714         465,287        1,345,731       889,157

  Impairment of intangible assets                                        609,491          16,700        2,701,922        16,700
  Restructuring charges                                                   18,526              --          127,398            --
                                                                      -----------       ---------      -----------   -----------
        Total operating expenses                                       1,296,916         951,422        5,791,043     1,930,856
                                                                      -----------       ---------      -----------   -----------

Operating loss                                                          (995,953)       (718,278)      (4,781,225)   (1,410,054)
                                                                      -----------       ---------      -----------   -----------

Other income (deductions):
  Interest income                                                         12,517          14,430           44,432        30,950
  Interest expense                                                        (6,637)        (12,987)         (39,634)      (26,517)
  Other gains (losses), net                                              (48,155)        213,537           72,271       428,035
  Gain (loss) on issuance of stock by subsidiaries and affiliates           (432)         19,988          122,438        71,927
  Equity in losses of affiliates                                          (9,948)        (10,290)         (39,376)      (15,719)
  Minority interest, net                                                  43,202          55,980          382,961       110,844
                                                                      -----------       ---------      -----------   -----------
                                                                          (9,453)        280,658          543,092       599,520
                                                                      -----------       ---------      -----------   -----------

Loss before income taxes                                              (1,005,406)       (437,620)      (4,238,133)     (810,534)
Income tax benefit                                                       (42,130)         (9,581)         (76,760)      (79,508)
                                                                      -----------       ---------      -----------   -----------
Net loss                                                                (963,276)       (428,039)      (4,161,373)     (731,026)
Preferred stock accretion and amortization of discount                    (1,829)         (2,170)          (5,609)       (9,333)
                                                                      -----------       ---------      -----------   -----------

Net loss available to common stockholders                            $  (965,105)      $(430,209)     $(4,166,982)  $  (740,359)
                                                                      ===========       =========      ===========   ===========

Basic  and diluted loss per share                                         $(2.80)         $(1.53)         $(12.82)       $(2.94)
                                                                      ===========       =========      ===========   ===========

Shares used in computing basic and diluted loss per share:               344,186         281,936          324,999       251,560
                                                                      ===========       =========      ===========   ===========


see accompanying notes to interim unaudited consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                                  Nine months ended April 30,
                                                                                         ------------------------------------------
                                                                                                    2001                  2000
                                                                                                -----------            ----------
Cash flows from operating activities:
  Net loss                                                                                      $(4,161,373)           $ (731,026)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation, amortization and impairment charges                                             4,148,495               944,253
    Deferred income taxes                                                                           (77,537)             (289,685)
    Non-operating gains, net                                                                       (194,709)             (499,962)
    Equity in losses of affiliates                                                                   39,376                15,719
    Minority interest                                                                              (382,961)             (110,844)
    In-process research and development                                                               1,462                45,937
    Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
     Trade accounts receivable                                                                       98,580               (73,902)
     Prepaid expenses and other current assets                                                      (30,777)              (37,791)
     Accounts payable and accrued expenses                                                          (37,459)               35,025
     Deferred revenues                                                                              (10,138)               11,426
     Refundable and accrued income taxes, net                                                        (6,094)               29,858
     Tax benefit from exercise of stock options                                                          --               170,627
     Other assets and liabilities                                                                     6,532                (9,779)
                                                                                                -----------            ----------
Net cash used for operating activities                                                             (606,603)             (500,144)
                                                                                                -----------            ----------

Cash flows from investing activities:
  Additions to property and equipment                                                               (91,347)             (130,176)
  Proceeds from sale of property and equipment                                                       35,779                    --
  Net proceeds from maturities of (purchases of) available-for-sale securities                       20,971               (31,632)
  Proceeds from liquidation of stock investments                                                    954,453             1,007,883
  Investments in affiliates                                                                         (64,941)             (232,565)
  Cash impact of acquisitions and divestitures of subsidiaries                                      (14,432)             (182,426)
  Other                                                                                                (240)               (4,597)
                                                                                                 -----------            ----------
Net cash provided by investing activities                                                           840,243               426,487
                                                                                                 -----------            ----------

Cash flows from financing activities:
  Net proceeds from (repayments of) obligations under capital leases                                (40,476)                4,073
  Net proceeds from (repayments of) notes payable                                                    (2,082)               86,444
  Repayments of long-term debt                                                                       (3,482)               (4,608)
  Net proceeds from issuance of common stock                                                         16,955                29,591
  Net proceeds from issuance of stock by subsidiaries                                                 6,535               163,533
  Other                                                                                              (4,926)                   --
                                                                                                 -----------            ----------
Net cash provided by (used for) financing activities                                                (27,476)              279,033
                                                                                                 -----------            ----------

Net increase (decrease) in cash and cash equivalents                                                206,164               205,376
Cash and cash equivalents at beginning of period                                                    639,666               468,912
                                                                                                -----------            ----------
Cash and cash equivalents at end of period                                                      $   845,830            $  674,288
                                                                                                ===========            ==========


see accompanying notes to interim unaudited consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A. BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by CMGI, Inc. ("CMGI" or "the Company") in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2000 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("the SEC") on October 30, 2000 (as amended on December 8, 2000). The results for the three- and nine-month periods ended April 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with US GAAP to conform to current year presentation.

     Certain costs related to the purchase price of products sold, inbound and outbound shipping charges, packing supplies and other costs associated with marketplace business of the Company's eBusiness and Fulfillment segment are classified as cost of revenue. Certain costs related to fulfillment, including distribution and customer service center expenses for activities such as receiving goods and picking of goods for shipment within the Company's eBusiness and Fulfillment segment are classified as selling expenses.


B. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, which was later amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 (as amended, SFAS No. 133). SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities, or firm commitments through the statements of operations or recognized in other comprehensive income until the hedged item is recognized in the statements of operations. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The Company currently holds derivative instruments and engages in certain hedging activities, which have been accounted for as described in Note N. The Company adopted SFAS No. 133 on August 1, 2000 and recorded a transition gain, net of tax, of approximately $3.2 million during the first quarter of fiscal year 2001.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company is continuing to evaluate SAB 101. It is possible that the Company may recognize an adjustment for approximately $34.9 million in the fourth quarter of fiscal year 2001 upon adoption of SAB 101 to reflect a change in the recognition of certain revenues within the eBusiness and Fulfillment segment from a gross basis to a net basis. This potential adjustment would have no impact on operating loss.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

C. OTHER GAINS (LOSSES), NET

     The following schedule reflects the components of "Other gains (losses), net":

                                                          Three Months Ended April 30,   Nine Months Ended April 30,
                                                          -----------------------------  ----------------------------
                                                                 2001            2000             2001         2000
                                                               --------        --------        ---------     --------
(in thousands)
Gain on sale of Terra Networks S.A. stock                     $      --        $     --        $  64,217     $     --
Gain on sale of Lycos common stock                                   --              --          357,356           --
Gain (loss) on sale of Open Market common
     stock                                                           --              --           (1,182)       5,832
Gain on sale of Kana Communications
     common stock                                                    --              --          135,289           --
Gain (loss) on sale of Yahoo! common stock                           --         209,348           (3,245)     417,414
Gain (loss) on derivative and sale of hedged
     Yahoo! common stock                                         (1,493)             --           88,409           --
Gain on sale of Amazon.com common stock                              --           4,189               --        4,189
Gain on sale of Critical Path common stock                           --              --           70,900           --
Gain on sale of real estate                                          --              --           19,801           --
Loss on sale of PCCW stock                                           --              --         (358,855)          --
Loss on impairment of available-for-sale
     securities                                                    (322)             --         (149,108)          --
Loss on sale of Raging Bull                                          --              --          (95,896)          --
Loss on impairment of investments in affiliates, net            (25,333)             --          (25,333)          --
Loss on sale of a majority interest in Signatures
     SNI, Inc.                                                  (18,499)             --          (18,499)          --
Other                                                            (2,508)             --          (11,583)         600
                                                               --------        --------        ---------     --------
                                                               $(48,155)       $213,537        $  72,271     $428,035
                                                               ========        ========        =========     ========

     During the nine months ended April 30, 2001, the Company sold marketable securities for total proceeds of approximately $947.1 million and recorded a net pre-tax gain of approximately $348.3 million on these sales. These sales primarily consisted of approximately 8.4 million shares of Lycos, Inc. common stock for proceeds of approximately $394.7 million, approximately 241.0 million shares of Pacific Century CyberWorks Limited (PCCW) stock for proceeds of approximately $190.2 million, approximately 3.7 million shares of Kana Communications, Inc. common stock for proceeds of approximately $137.6 million, approximately 6.8 million shares of Terra Lycos, S.A. (Terra Networks) stock for proceeds of approximately $78.3 million and approximately 1.3 million shares of Critical Path, Inc. common stock for proceeds of approximately $72.8 million.

     During the nine months ended April 30, 2001, the Company recorded impairment charges related to its available-for-sale securities under the provisions of FASB No. 115, Accounting for Certain Investments in Debt and Equity Securities. These charges primarily consisted of approximately $49.3 million, $38.7 million, $29.6 million and $25.4 million of impairment charges related to the Company's holdings of Hollywood Entertainment, Inc., Marketing Services Group, Inc., Netcentives, Inc., and divine, inc. (formerly divine interVentures Inc.), respectively.

     In January 2001, AltaVista, a majority-owned subsidiary of the Company, sold its subsidiary, Raging Bull, and recorded a net pre-tax loss of approximately $95.9 million. Also, in December 2000, AltaVista recorded a pre-tax gain of approximately $19.8 million on the sale of an office building.

     During the nine months ended April 30, 2001, the Company recorded a net write-down of approximately $25.3 million related to certain investments in affiliates, which were considered impaired. In February 2001, the Company completed the sale of a majority interest in Signatures SNI, Inc (Signatures). The Company recorded a loss on the sale of approximately $18.5 million and retained a minority interest in Signatures. The Company will account for its investment under the equity method of accounting.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

D. GAIN (LOSS) ON ISSUANCE OF STOCK BY SUBSIDIARIES AND AFFILIATES

     During the nine months ended April 30, 2000, the Company sold approximately
8.0 million shares of Yahoo!, Inc. (Yahoo!) common stock, approximately 260,000 shares of Open Market, Inc. (Open Market) common stock and approximately 88,000 shares of Amazon.com Inc. (Amazon) common stock for total proceeds of approximately $1 billion. The Company recorded pre-tax gains of approximately $417.4 million, $5.8 million and $4.2 million on the sales of Yahoo!, Open Market and Amazon common stock, respectively.

     During the nine months ended April 30, 2001, the Company recognized gains on issuance of stock by subsidiaries and affiliates primarily related to the issuance of approximately 14.9 million shares of common stock by Engage, Inc. (Engage), a majority-owned subsidiary of the Company, valued at approximately $225.7 million in its acquisitions of Space Media Holdings Limited (Space) and MediaBridge Technologies, Inc. (MediaBridge). The Company's ownership interest in Engage decreased from approximately 86% to approximately 77% primarily as a result of these stock issuances. The Company provided for deferred income taxes resulting from the gains on issuance of stock by Engage.

     During the nine months ended April 30, 2000, the Company recognized a $51.9 million pre-tax gain on issuance of stock by a subsidiary related to NaviSite, Inc.'s (NaviSite) issuance of approximately 11.0 million shares of its common stock at a price of $7 per share in connection with its initial public offering. The Company's ownership interest in NaviSite decreased from approximately 90% to approximately 69% primarily as a result of these stock issuances.


E. BUSINESS COMBINATIONS

     On August 31, 2000, Engage completed its acquisition of Space. The total purchase price for Space was valued at approximately $35.9 million consisting of approximately 3.2 million shares of Engage common stock valued at approximately $35.5 million and direct acquisition costs of approximately $425,000. Engage also recorded approximately $18.9 million in deferred compensation related to approximately 1.5 million shares of Engage common stock issuable to certain employee shareholders of Space contingent upon continued employment for a one year period following the date of acquisition. Lastly, contingent consideration, comprised of approximately 1.4 million shares of Engage common stock, has been placed in escrow to satisfy certain performance objectives by Space. At April 30, 2001, the probability that the performance goals will be attained is remote, and therefore it is unlikely that additional purchase price will be recorded.

     On September 11, 2000, Engage completed its acquisition of MediaBridge.
The total purchase price for MediaBridge was valued at approximately $219.1 million consisting of approximately 11.7 million shares of Engage common stock valued at approximately $190.2 million, options to purchase Engage common stock valued at approximately $31.1 million, direct acquisition costs of approximately $482,000 and net cash acquired of $2.6 million. Of the purchase price, $700,000 was allocated to in-process research and development, which was charged to operations during the first quarter of fiscal 2001. Engage also recorded approximately $7.0 million in deferred compensation related to stock options issued to certain MediaBridge employees. Approximately twelve percent of the shares issued are subject to an escrow period of one year to secure certain indemnification obligations of the former stockholders of MediaBridge. In the third quarter of fiscal 2001, Engage recorded a $2.9 million adjustment to the goodwill that was originally recorded for the MediaBridge acquisition. The adjustment related principally to accruing additional liabilities related to MediaBridge pre-acquisition contingencies. The additional goodwill recorded will be amortized over the remaining life of the goodwill amortization periods as originally determined for the MediaBridge acquisition.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

     The acquisitions completed during the first nine months of fiscal 2001 have been accounted for using the purchase method and, accordingly, the purchase prices have been allocated to the assets purchased and liabilities assumed based upon their fair values at the dates of acquisition. The amounts of the purchase prices allocated to goodwill and other identifiable intangible assets are being amortized on a straight-line basis over three years. The acquired companies are included in the Company's consolidated financial statements from the respective dates of acquisition.

     Amortization of intangible assets and stock-based compensation consists of:

                                                      Three months ended                 Nine months ended
                                               --------------------------------  ---------------------------------
                                                          April 30,                          April 30,
                                               --------------------------------  ---------------------------------
(in thousands)                                        2001               2000            2001               2000
                                                    --------           --------      ----------           --------
Amortization of intangible assets                   $190,246           $419,992      $1,281,812           $837,101
Amortization of stock-based compensation              23,468             45,295          63,919             52,056
                                                    --------           --------      ----------           --------
                                                    $213,714           $465,287      $1,345,731           $889,157
                                                    ========           ========      ==========           ========

     The amortization of stock-based compensation for the three and nine months ended April 30, 2001 and 2000 would have been primarily allocated to general and administrative expense had the Company recorded the expense within the functional department of the employee or director.

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

     During the second quarter of fiscal 2001, the Company recorded impairment charges totaling approximately $2.023 billion. Each of the companies for which impairment charges were recorded in the second quarter had experienced declines in operating and financial metrics over the previous several quarters in comparison to the metrics forecasted at the time of their respective acquisitions. The impairment analysis considered that these companies were recently acquired during the time period from August 1999 to March 2000 and that the intangible assets are recorded upon acquisition of these companies was generally being amortized over a three-year useful life. However, sufficient monitoring was performed over the course of the prior several quarters and the companies had each completed an operating cycle since acquisition. This monitoring process culminated with impairment charges for these companies in the second quarter. The amount of the impairment charge was determined by comparing the carrying value of goodwill and certain other intangible assets to fair value at January 31, 2001. The discount rates used as of January 31, 2001 ranged from 20% to 25%. These discount rates were determined by an analysis of the risks associated with certain goodwill and other intangible assets. The resulting net cash flows to which the discount rates were applied were based on management's estimates of revenues, operating expenses and income taxes from the assets with identified impairment indicators.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

     As a result of sequential declines in operating results, primarily due to the continued weak overall demand for on-line advertising and marketing services and changes in business strategies, management determined that the carrying value of goodwill and certain other intangible assets of Engage, yesmail.com, CMGion's subsidiary, AdForce, and AltaVista should be adjusted. Accordingly, the Company recorded an impairment charge of approximately $524.1 million, $350.6 million, $241.8 million and $886.5 million, respectively, totaling
$2.003 billion during the second quarter of fiscal 2001 to adjust the carrying value of these intangible assets.

     Also during the second quarter of fiscal 2001, CMGI announced its decision to cease funding of ExchangePath. In connection with this decision, management determined that the carrying value of certain intangible assets of ExchangePath, principally goodwill, were permanently impaired and recorded impairment charges in the quarter ended January 31, 2001 of approximately $5.7 million. The Company also recorded other impairment charges during the second quarter of fiscal 2001 totaling approximately $13.8 million primarily related to certain intangible assets of Tallan.

     During the third quarter of fiscal 2001, the Company recorded impairment charges totaling approximately $609.5 million. As a result of a decline in operating and financial metrics at Tallan over the past few quarters in comparison to the metrics forecasted at the time of acquisition, management determined that the carrying value of certain intangible assets, principally goodwill, were permanently impaired and recorded impairment charges of $497.0 million during the third quarter of fiscal year 2001. In addition, CMGI announced its decision to explore strategic alternatives for the businesses conducted by its subsidiary, Activate, and AdForce, a subsidiary of CMGion. In connection with these decisions, management determined that the carrying value of certain intangible assets, principally goodwill, were permanently impaired and recorded impairment charges of approximately $30.4 million and $81.4 million related to Activate and AdForce, respectively, during the third quarter of fiscal year 2001.

     The impairment factors evaluated by management may change in subsequent periods, given that the Company operates in a volatile business environment. This could result in additional material impairment charges in future periods.

G. RESTRUCTURING CHARGES

     During the nine months ended April 30, 2001, the Company recorded restructuring charges of approximately $127.4 million in accordance with EITF 94-3, EITF 95-3 and SAB 100. The Company's recent restructuring initiatives involved strategic decisions to exit certain businesses or to re-evaluate the current state of on-going businesses. The restructuring charges recorded during the first, second and third quarters of fiscal 2001 (Q1 Restructuring, Q2 Restructuring, Q3 Restructuring, respectively) primarily relate to contract terminations, severance charges and equipment charges resulting from the closing of the operations of iCAST, 1stUp.com and ExchangePath, and the Company's decision to explore strategic alternatives for AdForce and to streamline its remaining operations in connection with cost reduction initiatives. Severance charges include employee termination costs as a result of headcount reductions and salary expense for certain employees involved in the restructuring efforts. Engage and AltaVista, who eliminated approximately 550 and 410 positions, respectively, incurred the majority of these severance charges. Employees affected by the restructuring were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The majority of the contract terminations were incurred by Engage in connection with the closing of several office locations, by CMGion's subsidiary, AdForce, and by NaviPath in connection with the termination of bandwidth agreements, by MyWay due to the termination of a contract with a significant customer and by AltaVista in connection with the termination of a contract with a significant customer, the termination of an office lease commitment and the termination of other contracts due to a change in its business strategy. The equipment charges primarily consist of future lease commitments principally for servers, desktop computers and other telecommunications equipment of Engage and MyWay which will not be redeployed and the write-off of fixed assets by Engage, 1stUp.com and ExchangePath.

     During the third quarter of fiscal 2001, the Company settled certain employee related expenses and contractual obligations for amounts greater than originally anticipated. As a result, the Company recorded a restructuring adjustment of approximately $3.8 million to the Q2 Restructuring, primarily related to an additional payment made by AltaVista to a third party to terminate a service contract.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

  The following tables summarizes the restructuring activity for the charges recorded in the first, second and third quarters of fiscal 2001 from the dates of the approvals of the restructuring plans to April 30, 2001:

(in thousands)                              Employee
                                            Related      Contractual          Asset
                                            Expenses     Obligations       Impairments        Total
                                          -----------  ----------------  -----------------  ---------
   Q1 Restructuring                        $  4,667       $  3,678           $    496        $  8,841
   Q2 Restructuring                          13,282         67,121             19,628         100,031
   Q3 Restructuring                           1,732         10,173              2,805          14,710
   Restructuring adjustments                     92          1,293              2,431           3,816
   Cash charges                             (17,149)       (31,679)             1,078         (47,750)
   Non-cash charges                               -        (21,105)           (24,057)        (45,162)
                                           --------       --------           --------        --------
   Reserve balance at April 30, 2001       $  2,624       $ 29,481           $  2,381        $ 34,486
                                           ========       ========           ========        ========

       The Company anticipates that the remaining restructuring charges will be settled by February 2003. The payments of employee related expenses are substantially complete. The remaining contractual obligation payments are primarily related to lease obligations.

     The restructuring charges for the three and nine months ended April 30, 2001 would have been allocated as follows had the Company recorded the expense within the functional department of the restructured activities:

                                    Three Months Ended        Nine Months Ended
                                      April  30, 2001           April 30, 2001
                                    ------------------        -----------------
(in thousands)
   Cost of revenue                        $   439                  $ 40,607
   Research and development                   779                    13,737
   Selling                                  5,407                    26,327
   General and administrative              11,901                    46,727
                                          -------                  --------
                                          $18,526                  $127,398
                                          =======                  ========

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

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

     On October 11, 2000, CMGion acquired AdForce from the Company. On November 13, 2000, the Company announced its decision to cease funding the operations of iCAST in the second quarter of fiscal 2001, but to continue to operate Signatures Network, a business previously included in the operations of iCAST, as an independent CMGI majority-owned subsidiary. As a result of these transactions, the results of AdForce, which were previously included in the Interactive Marketing segment, are included in the Infrastructure and Enabling Technologies segment and the results of Signatures Network, which were previously included in the Search and Portals segment, are included in the eBusiness and Fulfillment segment. For comparative purposes, all prior period segment results and certain other amounts for prior periods have been reclassified to reflect these transactions and conform to current period presentation. In February 2001, the Company completed the sale of a majority interest of Signatures. The Company retained a minority interest in Signatures and, beginning in the third quarter of fiscal 2001, accounted for its investment in Signatures using the equity method of accounting rather than the consolidation method.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

     Summarized financial information of the Company's results by operating segment is as follows:

                                                     Three Months Ended April 30,    Nine Months Ended April 30,
                                                    ------------------------------  -----------------------------
(in thousands)                                            2001            2000            2001           2000
                                                     ---------       ---------     -----------    -----------
Net revenue:
       Interactive Marketing                         $  30,269       $  64,783     $   113,518    $   114,802
       eBusiness and Fulfillment                       178,017          69,252         556,187        181,479
       Search and Portals                               37,060          63,074         152,673        168,986
       Infrastructure and Enabling Technologies         34,603          26,582         105,618         43,524
       Internet Professional Services                   21,014           9,453          81,822         12,011
                                                     ---------       ---------     -----------    -----------
                                                     $ 300,963       $ 233,144     $ 1,009,818    $   520,802
                                                     =========       =========     ===========    ===========
Operating loss:
       Interactive Marketing                         $(102,717)      $(225,609)    $(1,462,741)   $  (298,657)
       eBusiness and Fulfillment                       (55,032)           (561)       (134,629)        (9,160)
       Search and Portals                              (72,778)       (324,452)     (1,649,504)      (819,171)
       Infrastructure and Enabling Technologies       (198,913)       (137,765)       (818,830)      (222,964)
       Internet Professional Services                 (542,168)        (18,417)       (645,313)       (30,678)
       Other                                           (24,345)        (11,474)        (70,208)       (29,424)
                                                     ==========      =========     ===========    ===========
                                                     $(995,953)      $(718,278)    $(4,781,225)   $(1,410,054)
                                                     ==========      =========     ===========    ===========

Operating income (loss), excluding in-process
 research and development expenses,
 depreciation, amortization, intangible asset
 impairment and restructuring charges:
       Interactive Marketing                         $ (25,297)      $ (41,836)    $  (124,427)   $   (79,638)
       eBusiness and Fulfillment                        (3,609)          2,683         (10,008)           447
       Search and Portals                              (17,208)        (66,902)       (103,903)      (187,479)
       Infrastructure and Enabling Technologies        (62,306)        (56,603)       (235,114)      (112,327)
       Internet Professional Services                     (712)         (3,226)          4,342        (11,361)
       Other                                           (22,558)        (10,979)        (65,473)       (28,711)
                                                     ---------       ---------     -----------    -----------
                                                     $(131,690)      $(176,863)    $  (534,583)   $  (419,069)
                                                     =========       =========     ===========    ===========

I. BORROWING ARRANGEMENTS

     As consideration for its acquisition of Tallan, the Company issued three short-term promissory notes totaling approximately $376.9 million. Interest on each note was payable at a rate of 6.5% per annum. Principal and interest payments due on the notes were payable in September 2000 and December 2000. The value of the promissory notes included in the purchase price was recorded net of a discount of $8.2 million to reflect the difference between the actual interest rates of the promissory notes and the Company's incremental borrowing rates for similar types of borrowing transactions. On September 30, 2000, the Company issued approximately 7.3 million shares of its common stock as payment of approximately $241.8 million in principal on the notes. On January 2, 2001, the Company issued approximately 22.9 million shares of its common stock as payment of approximately $135.1 million representing the remaining principal balance on these notes.

     In June 2000, NaviSite sold certain of its equipment and leasehold improvements in its two new data centers in a sale-leaseback transaction to a bank for approximately $30.0 million. NaviSite entered into a capital lease (the "Capital Lease") upon the leaseback of those assets. In January 2001, NaviSite paid approximately $27.0 million to settle the Capital Lease obligation.

J. EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Approximately 6.9 million and 16.0 million weighted average common stock equivalents and approximately 9.7 million and 12.3 million shares representing the weighted average effect of assumed conversion of convertible stock were excluded from the denominator in the diluted loss per share calculation for the three months ended April 30, 2001 and 2000, respectively. Approximately 9.2 million and 13.5 million weighted average common stock equivalents and approximately 9.6 million and 12.2 million shares representing the weighted average effect of assumed conversion of convertible stock were excluded from the denominator in the diluted loss per share calculation for the nine months ended April 30, 2001 and 2000, respectively.

     If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from net loss the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial for the three and nine months ended April 30, 2001 and 2000.

K. COMPREHENSIVE INCOME

     The components of comprehensive income, net of income taxes, are as follows:

(in thousands)                                  Three months ended April 30,             Nine months ended April 30,
                                          ----------------------------------------  --------------------------------------
                                                  2001                 2000                 2001               2000
                                             -----------            ---------          -----------          ---------
Net loss                                    $  (963,276)           $(430,209)         $(4,166,373)         $(740,359)
Net unrealized holding gain (loss)
 arising during period                          (38,528)            (364,852)            (557,443)           435,619

Less: reclassification adjustment for
 loss (gain) realized in net loss                   501             (125,613)             (17,090)          (251,792)
                                             -----------            ---------          -----------          ---------
Comprehensive income (loss)                 $(1,001,303)           $(920,674)         $(4,740,906)         $(556,532)
                                             ===========            =========          ===========          =========

L. CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

(in thousands)                                   Nine months ended April 30,
                                           ------------------------------------
                                                  2001              2000
                                                -------           -------
Cash paid during the period for:
  Interest                                      $ 5,296           $12,663
                                                =======           =======
  Income taxes                                  $16,794           $13,835
                                                =======           =======

     During the nine months ended April 30, 2001, significant non-cash investing activities included the following transactions:

     On August 1, 2000, the Company settled the first tranche of an agreement (see Note N) that hedged a portion of the Company's investment in common stock of Yahoo! through the delivery of 581,499 shares of Yahoo! common stock to an investment bank.

     On August 18, 2000, the Company issued approximately 313,000 shares of its common stock to Compaq Computer Corporation (Compaq) as a semi-annual interest payment valued at approximately $11.5 million related to notes payable issued in the acquisition of AltaVista.

     On August 25, 2000, the Company and Cable and Wireless plc completed their previously agreed to exchange of stock. CMGI received approximately 241.0 million shares of PCCW stock in exchange for approximately 13.4 million shares of the Company's common stock.

     On August 31, 2000, Yahoo! acquired eGroups, an @Ventures investee company. In connection with the merger, CMG@Ventures III, LLC received approximately 91,000 shares of Yahoo! common stock.

     On August 31, 2000 and September 12, 2000, respectively, Engage completed the acquisitions of Space and MediaBridge in exchange for its own common stock (see Note E).

     On September 30, 2000, the Company issued approximately 7.3 million shares of its common stock as payment of principal and interest totaling approximately $249.8 million related to a note payable that had been issued in the Company's acquisition of Tallan (see Note I).

     On January 2, 2001, the Company issued approximately 22.9 million shares of its common stock as payment of principal and interest totaling approximately $141.8 million related to notes payable that had been issued in the Company's acquisition of Tallan (see Note I).

     On February 1, 2001, the Company settled the third tranche of an agreement (see Note N) that hedged a portion of the Company's investment in common stock of Yahoo! Through the delivery of 47,684 shares of Yahoo! common stock to an investment bank.

     On February 18, 2001, the Company issued approximately 2.0 million shares of its common stock to Compaq as a semi-annual interest payment valued at approximately $11.5 million related to notes payable issued in the acquisition of AltaVista.

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

M. AVAILABLE-FOR-SALE SECURITIES

     At April 30, 2001, available-for-sale securities primarily consisted of common stock investments. Available-for-sale securities are carried at fair value based on quoted market prices, net of a market value discount to reflect any remaining restrictions on transferability. Available-for-sale securities at April 30, 2001 included approximately 8.0 million shares of Primedia stock valued at approximately $59.4 million, approximately 590,000 shares of Yahoo! stock valued at approximately $11.9 million, approximately 4.6 million shares of Vicinity Corporation stock valued at approximately $7.1 million and approximately 282,000 shares of eBay, Inc. stock valued at approximately $13.8 million. Shares of publicly traded companies held by CMG@Ventures I and II, which have been allocated but not distributed to CMG@Ventures I's and II's profit members, have been classified in other assets in the accompanying Consolidated Balance Sheets and valued at carrying value as of the date of allocation. Certain shares included in available-for-sale securities at April 30, 2001 may be required to be allocated to CMG@Ventures I's and II's profit members in the future. A net unrealized holding loss of approximately $78.9 million, net of deferred income taxes of approximately $55.2 million, has been reflected in other comprehensive income in the equity section of the consolidated balance sheet at April 30, 2001 based on the change in market value of the available-for-sale securities from the dates of acquisition to April 30, 2001.


N. DERIVATIVE FINANCIAL INSTRUMENTS

  In April 2000, the Company entered into an agreement with an investment bank that hedged a portion of the Company's investment in common stock of Yahoo! using equity collar arrangements. Under the terms of the contract, the Company agreed to deliver, at its discretion, either cash or Yahoo! common stock in three separate tranches, with maturity dates ranging from August 2000 to February 2001. The Company executed the first tranche in April 2000 and received approximately $106.4 million in cash. The Company subsequently settled this tranche through the delivery of 581,499 shares of Yahoo! common stock in August 2000. In May 2000, the Company received approximately $68.5 million and $5.7 million upon the execution of the second and third tranches, respectively. The Company settled the second tranche for cash totaling approximately $33.6 million in October 2000. The Company settled the third tranche through the delivery of 47,684 shares of Yahoo! common stock in February 2001. In November 2000, the Company entered into a new agreement to hedge the Company's investment in 581,499 shares of Yahoo! common stock. The Company received approximately $31.5 million of cash in connection with this new agreement.
Under the terms of the new contract, the Company agreed to deliver, at its discretion, either cash or shares of Yahoo! common stock on August 1, 2001

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

     Including the effects of the transition accounting proscribed by SFAS No. 133 and settlement of the first, second and third tranches under the Yahoo! forward sale agreement, the net gain recognized in the consolidated statement of operations during the nine months ended April 30, 2001 was approximately $88.4 million, which primarily related to the settlement of the first and third tranches through the delivery of 581,499 and 47,684 shares of Yahoo! common stock in August 2000 and February 2001, respectively. The net gain is included in "Other gains (losses), net", in the Consolidated Statements of Operations (see Note C).


O. SUBSEQUENT EVENTS

     On June 12, 2001, the Company announced that its subsidiary, NaviPath, has engaged an investment banker to assist in exploring acquisition and strategic alternatives. No assurances can be given that any such transaction will occur.

     On June 13, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against NaviSite, Inc., BancBoston Robertson Stephens and certain executives of NaviSite. The complaint alleges violation of Federal Securities Laws in connection with NaviSite's initial public offering in October 1999. The plaintiffs in the lawsuit are seeking an undetermined amount of damages, recissory rights and costs and expenses of litigation.

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

BASIS OF PRESENTATION

     The Company reports five operating segments:  i) Interactive Marketing,
ii) eBusiness and Fulfillment, iii) Search and Portals, iv) Infrastructure and Enabling Technologies, and v) Internet Professional Services. CMGI also invests in companies involved in various aspects of the Internet through its affiliated venture capital arm, @Ventures. In accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by CMGI exclude the effect of transactions between CMGI's subsidiaries.

     On October 11, 2000, CMGion acquired AdForce from the Company. On November 13, 2000, the Company announced its decision to cease funding the operations of its wholly-owned subsidiary, iCAST, in the second quarter of fiscal 2001 and to continue to operate Signatures Network, a business previously included in the operations of iCAST, as an independent CMGI majority-owned subsidiary. As a result of these transactions, the results of AdForce, which were previously included in the Interactive Marketing segment, are included in the Infrastructure and Enabling Technologies segment and the results of Signatures Network, which were previously included in the Search and Portals segment, are included in the eBusiness and Fulfillment segment. For comparative purposes, all prior period segment results and certain other amounts for prior periods have been reclassified to reflect these transactions and conform to current period presentations. In February 2001, the Company completed the sale of a majority interest of Signatures. The Company retained a minority interest in Signatures and, beginning in the third quarter of fiscal 2001, accounted for its investment in Signatures using the equity method of accounting rather than the consolidation method.

THREE MONTHS ENDED APRIL 30, 2001 COMPARED TO THREE MONTHS ENDED APRIL 30, 2000

NET REVENUE:

                                 Three Months                          Three Month
                                     Ended                                Ended
                                   April 30,      As a % of Total       April 30,       As a % of Total
                                      2001          Net Revenue           2000            Net Revenue        $ Change      % Change
                                 -----------      --------------        ---------       ---------------      --------      --------
(in thousands)
Interactive Marketing               $ 30,269            10%             $ 64,783               28%           $(34,514)       (53)%
eBusiness and Fulfillment            178,017            59%               69,252               30%            108,765        157%
Search and Portals                    37,060            12%               63,074               27%            (26,014)       (41)%
Infrastructure and Enabling
   Technologies                       34,603            12%               26,582               11%              8,021         30%
Internet Professional Services        21,014             7%                9,453                4%             11,561        122%
                                    --------                            --------                             --------
Total                               $300,963           100%             $233,144              100%           $ 67,819         29%
                                    ========           ===              ========              ====           ========       ====

     Net revenue increased $67.8 million, or 29%, to $301.0 million for the three months ended April 30, 2001 from $233.1 million for the same period ended in fiscal year 2000. The decrease in net revenue within the Interactive Marketing segment was primarily due to decreases at both Engage and yesmail.com due to a decline in the on-line advertising market. The increase in net revenue within the eBusiness and Fulfillment segment was substantially the result of the acquisition of uBid on April 28, 2000, partially offset by the effect of the sale of a majority interest in Signatures in February 2001 and a decrease in net revenue at SalesLink due to a decrease in the volume of orders from its major customers. The decrease in net revenue within the Search and Portals segment was primarily the result of a decrease in net revenue at AltaVista due to the renegotiation of certain strategic deals, the softness in the on-line advertising market and certain changes in AltaVista's business strategy. The

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

increase in net revenue within the Infrastructure and Enabling Technologies segment was primarily the result of increased net revenue at NaviSite and NaviPath partially offset by decreases in net revenue at AdForce due to the softness in the on-line advertising market and due to the effect of the closing of operations at 1stUp. The increase in net revenue for NaviSite was primarily due to the growth in its customer base. The increase in net revenue for NaviPath primarily related to the growth in usage hours on NaviPath's network. The increase in net revenue within the Internet Professional Services segment was primarily due to the acquisition of Tallan on March 31, 2000. The third quarter of fiscal 2001 includes the impact of a full quarter of net revenue from Tallan compared to the same period in fiscal year 2000.


COST OF REVENUE:

                                 Three Months                          Three Months
                                    Ended                                 Ended
                                   April 30,      As a % of Segment      April 30,      As a % of Segment
                                     2001            Net Revenue           2001           Net Revenue         $ Change     % Change
                                 ------------     -----------------    -------------    -----------------     --------     --------
(in thousands)
Interactive Marketing              $ 21,481              71%             $ 47,945              74%           $(26,464)       (55)%
eBusiness and Fulfillment           159,496              90%               58,160              84%            101,336        174%
Search and Portals                   16,477              44%               31,693              50%            (15,216)       (48)%
Infrastructure and Enabling
  Technologies                       58,688             170%               44,865             169%             13,823         31%
Internet Professional Services       15,732              75%                7,955              84%              7,777         98%
                                   --------                              --------                            --------
Total                              $271,874              90%             $190,618              82%           $ 81,256         43%
                                   ========             ===              ========            ====            ========        ===

     Cost of revenue increased $81.3 million, or 43%, to $271.9 million for the three months ended April 30, 2001 from $190.6 million for same period ended in fiscal year 2000. Cost of revenue consisted primarily of expenses related to the purchase price of products sold, inbound and outbound shipping charges, packing supplies and content, connectivity, payroll and production associated with delivering the Company's products and services. The decrease in the Interactive Marketing segment was primarily due to decreases in net revenue at Engage. The increase within the eBusiness and Fulfillment segment is primarily attributable to the fiscal 2000 acquisition of uBid, partially offset by the effect of the deconsolidation of Signatures. The decrease in the Search and Portals segment was primarily due to the renegotiation of certain strategic deals by AltaVista, the closing of the operations of iCAST and the consolidation of technology platforms at MyWay. The increase within the Infrastructure and Enabling Technologies segment was primarily due to increased infrastructure costs at both NaviSite and NaviPath needed to support an increase in the customer base and network usage. The increase within the Internet Professional Services segment was primarily due to the acquisition of Tallan. The third quarter of fiscal 2001 includes the impact of a full quarter of cost of revenue from Tallan compared to the same period in fiscal year 2000.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


RESEARCH AND DEVELOPMENT EXPENSES:

                                 Three Months                          Three Months
                                     Ended                                Ended
                                   April 30,      As a % of Segment      April 30,      As a % of Segment
                                      2001           Net Revenue           2000             Net Revenue       $ Change     % Change
                                 -----------      -----------------     -----------     -----------------     --------     --------
(in thousands)
Interactive Marketing               $10,250              34%              $ 9,883               15%            $    367         4%
eBusiness and Fulfillment                 -               -                   711                1%                (711)     (100)%
Search and Portals                   14,914              40%               28,308               45%             (13,394)      (47)%
Infrastructure and Enabling
  Technologies                       10,457              30%               10,043               38%                 414         4%
Internet Professional Services            -               -                   888                9%                (888)     (100)%
Other                                     -               -                  (162)               -                  162      (100)%
                                    -------                               -------                               -------
Total                               $35,621              12%              $49,671               21%            $(14,050)      (28)%
                                    =======              ==               =======              ===             ========      =====

     Research and development expenses decreased $14.1 million, or 28%, to $35.6 million for the three months ended April 30, 2001 from $49.7 million for the same period ended in fiscal year 2000. Research and development expenses consisted primarily of personnel and related costs to design, develop, enhance, test and deploy the Company's product and service efforts either prior to the development effort reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. The slight increase in the Interactive Marketing segment was primarily related to the acquisition of yesmail.com in March 2000, partially offset by a reduction in development efforts at Engage. The decrease within the Search and Portals segment was primarily due to the effects of the Company's restructuring initiatives at AltaVista, iCAST and MyWay. The decrease at AltaVista is the result of the effect of its change in business strategy, including the sale of its subsidiary, Raging Bull. The decrease at iCAST was due to the closing of its operations and the decrease at MyWay was due to the reduction in its development costs resulting from its transition to a licensing based revenue model. The slight increase in the Infrastructure and Enabling Technologies segment was primarily the result of increased development efforts at NaviSite, partially offset by a reduction in research and development expenses at ExchangePath as a result of the closing of its operations.


IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES:

     There were no in-process research and development expenses for the three months ended April 30, 2001. In-process research and development expenses for the three months ended April 30, 2000 were $29.3 million within the Interactive Marketing segment primarily related to the Flycast acquisition and $11.9 within the Infrastructure and Enabling Technologies segment related to the AdForce and Equilibrium acquisitions.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


SELLING EXPENSES:

                                 Three Months                          Three Months
                                     Ended                                 Ended
                                   April 30,      As a % of Segment       April 30,      As a % of Segment
                                      2001           Net Revenue            2000            Net Revenue        $ Change    % Change
                                 -------------    -----------------    ------------      -----------------     --------    --------
(in thousands)
Interactive Marketing                $18,604             61%             $ 35,768               55%            $(17,164)      (48)%
eBusiness and Fulfillment             14,317              8%                2,953                4%              11,364       385%
Search and Portals                    24,719             67%               65,134              103%             (40,415)      (62)%
Infrastructure and Enabling
  Technologies                        18,974             55%               19,645               74%                (671)       (3)%
Internet Professional Services         1,027              5%                1,536               16%                (509)      (33)%
Other                                  5,050              -                 1,576                -                3,474       220%
                                     -------                             --------                              --------
Total                                 $82,691            27%             $126,612               54%            $(43,921)      (35)%
                                      =======            ==              ========              ===             ========       ====

     Selling expenses decreased $43.9 million, or 35%, to $82.7 million for the three months ended April 30, 2001 from $126.6 million for the same period ended in fiscal year 2000. Selling expenses consisted primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, trade show expenses and travel costs. Selling expenses also include certain fulfillment costs for the Company's eBusiness and Fulfillment segment related to the distribution and customer service center expenses for activities such as receiving of goods and picking of goods for shipment. Selling expenses decreased during the third quarter of fiscal year 2001 primarily due to the effect of the Company's restructuring initiatives including a concerted effort to reduce existing selling and marketing initiatives across all subsidiaries. The decrease within the Interactive Marketing segment was primarily the result of a reduction in headcount and a reduction of sales and marketing efforts at Engage. The increase in the eBusiness and Fulfillment segment was substantially the result of the acquisition of uBid during fiscal year 2000, partially offset by the deconsolidation of Signatures. The decrease in the Search and Portals segment was primarily the result of a reduction in headcount and a reduction of sales and marketing programs at AltaVista, the closing of the operations at iCAST and the consolidation of technology platforms at MyWay. The slight decrease in the Infrastructure and Enabling Technologies segment was primarily the result of a reduction in sales and marketing efforts at 1stUp, CMGion, ExchangePath and NaviPath, partially offset by increased sales and marketing efforts at Activate, Equilibrium and NaviSite. The decrease at NaviPath was the result of reductions in headcount and a reduction of certain sales and marketing efforts related to the NaviOne product line. The decrease at 1stUp and ExchangePath is a result of the closing of the respective operations of each subsidiary during fiscal year 2001.

GENERAL AND ADMINISTRATIVE EXPENSES:

                                 Three Months                         Three Months
                                     Ended                               Ended
                                   April 30,     As a % of Segment      April 30,      As a % of Segment
                                     2001           Net Revenue           2000            Net Revenue         $ Change     % Change
                                 ------------    -----------------    ------------     -----------------      --------     --------
(in thousands)
Interactive Marketing              $ 9,010              30%              $15,814              24%             $(6,804)       (43)%
eBusiness and Fulfillment            9,398               5%                5,659               8%               3,739         66%
Search and Portals                   4,724              13%               13,149              21%              (8,425)       (64)%
Infrastructure and Enabling
  Technologies                      17,113              49%               13,983              53%               3,130         22%
Internet Professional Services       5,514              26%                2,703              29%               2,811        104%
Other                               19,240               -                10,006               -                9,234         92%
                                   -------                               -------                              -------
Total                              $64,999              22%              $61,314              26%             $ 3,685          6%
                                   =======              ==               =======              ==              =======        ===

     General and administrative expenses increased $3.7 million, or 6%, to $65.0 million for the three months ended April 30, 2001 from $61.3 million for the same period ended in fiscal year 2000. General and administrative expenses consist primarily of compensation, bad debt expense, facilities costs and fees for professional services. The increase was primarily a result of fiscal 2000 acquisitions partially offset by the effects of the Company's restructuring initiatives. The decrease in the Interactive Marketing segment was primarily the result of the restructuring initiative undertaken during fiscal year 2001 at Engage, which resulted in cost savings through the reduction of headcount and facility-related expenses. The increase in the eBusiness and Fulfillment segment was substantially the result of the acquisition of uBid during fiscal year 2000, partially offset

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

by the decrease related to the deconsolidation of Signatures. The decrease in the Search and Portals segment was primarily the result of headcount reductions at AltaVista, the closing of operations at iCAST and of certain operations at MyWay resulting from the consolidation of MyWay's technology platforms. The increase in the Infrastructure and Enabling Technologies segment was primarily the result of increased bad debt expense at NaviSite and the building of management infrastructure at Activate and Equilibrium, partially offset by the reductions related to the closing of operations at 1stUp and ExchangePath. The increase in the Other expenses, which includes certain administrative functions such as legal, finance and business development which are not fully allocated to CMGI's subsidiary companies, was primarily the result of the growth of CMGI's corporate infrastructure including higher personnel costs due to increased headcount, increased professional fees and facilities costs.


AMORTIZATION OF INTANGIBLE ASSETS AND STOCK-BASED COMPENSATION:

                                 Three Months                           Three Months
                                     Ended                                 Ended
                                   April 30,      As a % of Segment       April 30,      As a % of Segment
                                      2001            Net Revenue           2000             Net Revenue       $ Change    % Change
                                 ------------     -----------------     ------------     -----------------     --------    --------
(in thousands)
Interactive Marketing              $ 67,073              222%             $151,682               234%         $ (84,609)      (56)%
eBusiness and Fulfillment            49,838               28%                2,330                 3%            47,508     2,039%
Search and Portals                   37,008              100%              232,542               369%          (195,534)      (84)%
Infrastructure and Enabling
  Technologies                       16,524               48%               63,891               240%           (47,367)      (74)%
Internet Professional Services       43,216              206%               14,788               156%            28,428       192%
Other                                    55                -                    54                 -                  1         2%
                                   --------                               --------                            ---------
Total                              $213,714               71%             $465,287               200%         $(251,573)      (54)%
                                   ========              ===              ========              ====          =========       ====

     Amortization of intangible assets and stock-based compensation decreased $251.6 million, or 54%, to $213.7 million for the three months ended April 30, 2001 from $465.3 million for the same period ended in fiscal year 2000. Amortization of intangible assets and stock-based compensation consisted primarily of goodwill amortization expense related to acquisitions made during fiscal year 2000. The intangible assets recorded as a result of acquisitions are primarily being amortized over periods ranging from two to five years. Included within amortization of intangible assets and stock-based compensation expenses was approximately $23.5 and $45.3 million of stock-based compensation for the three months ended April 30, 2001 and 2000, respectively. The decrease in amortization is related to the impairment charges taken on certain intangible assets by the Company during fiscal year 2001 which reduced the amount of goodwill and intangible assets to be amortized in the future. The decrease in amortization in the Interactive Marketing segment was primarily the result of impairment charges taken against certain intangible assets during fiscal year 2001 by Engage and yesmail.com. The increase in the eBusiness and Fulfillment segment was primarily the result of the acquisition of uBid during fiscal year 2000, and the acceleration of approximately $17 million of stock-based compensation related to the sale of a majority interest in Signatures. The decrease in the Search and Portals segment was primarily the result of impairment charges taken against certain intangible assets of AltaVista, iCAST and MyWay during fiscal year 2001. The decrease in the Infrastructure and Enabling Technologies segment was primarily the result of the impairment charges taken against certain intangible assets by AdForce, 1stUp and ExchangePath during fiscal year 2001. The increase in the Internet Professional Services segment was due to the impact of a full quarter of amortization from Tallan during the third quarter of fiscal year 2001 versus one month of amortization during the third quarter of fiscal 2000.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

IMPAIRMENT OF INTANGIBLE ASSETS:

                                 Three Months                          Three Months
                                     Ended                                Ended
                                   April 30,      As a % of Segment      April 30,      As a % of Segment
                                      2001           Net Revenue           2000            Net Revenue        $ Change     % Change
                                 ------------     -----------------    ------------     -----------------     --------     --------
(in thousands)
Interactive Marketing              $    547               2%            $      -                   -           $    547       N/A
eBusiness and Fulfillment                 -               -                    -                   -                  -       N/A
Search and Portals                      181               0%              16,700                  26%           (16,519)      (99)%
Infrastructure and Enabling
  Technologies                      111,760             323%                   -                   -            111,760       N/A
Internet Professional Services      497,003           2,365%                   -                   -            497,003       N/A
Other                                     -               -                    -                   -                  -       N/A
                                   --------                              -------                  --           --------
Total                              $609,491             203%             $16,700                   7%          $592,791     3,550%
                                   ========           =====              =======                  ==           ========     =====

     During the three months ended April 30, 2001, the Company recorded impairment charges of approximately $609.5 million as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and certain other intangible assets to their fair value. Management determines fair value based on a combination of the discounted cash flow methodology, which was based upon converting expected future cash flows to present value, and the market approach, which included analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples were selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes valuation reports in its determination of fair value. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable. Each of the companies for which impairment charges were recorded in the third quarter have experienced declines in operating and financial metrics over the past several quarters in comparison to the metrics forecasted at the time of their respective acquisitions. The impairment analysis considered that these companies were recently acquired during the period from August 1999 to March 2000 and that the intangible assets recorded upon acquisition of these companies was generally being amortized over a three to five-year useful life. However, sufficient monitoring was performed over the course of the past several quarters and the companies have each completed an operating cycle since acquisition. This monitoring process culminated with impairment charges for these companies in the third quarter of fiscal year 2001. The impairment charges incurred in the Infrastructure and Enabling Technologies segment related to the write-down of approximately
$81.4 million and $30.4 million of goodwill and other intangible assets at CMGion, related to its subsidiary AdForce, and Activate, respectively. The impairment charges incurred in the Internet Professional Services segment related to the write-down of approximately $497.0 million of goodwill and certain other intangible assets at Tallan. The impairment factors evaluated by management may change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

RESTRUCTURING CHARGES:

                                 Three Months                          Three Months
                                    Ended                                 Ended
                                  April 30,      As a % of Segment       April 30,      As a % of Segment
                                     2001           Net Revenue            2000            Net Revenue        $ Change     % Change
                                 ------------    -----------------     -------------    ------------------    --------     --------
(in thousands)
Interactive Marketing              $ 6,021             20%                $       -               -           $ 6,021         N/A
eBusiness and Fulfillment                -              -                         -               -                 -         N/A
Search and Portals                  11,815             32%                        -               -            11,815         N/A
Infrastructure and Enabling
  Technologies                           -              -                         -               -                 -         N/A
Internet Professional Services         690              3%                        -               -               690         N/A
Other                                    -              -                         -               -                 -         N/A
                                   -------                                ---------                           -------
Total                              $18,526              6%                $       -               -           $18,526         N/A
                                   =======             ==                 =========             ===           =======

     Restructuring charges of approximately $18.5 million recorded during the three months ended April 30, 2001 consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of the closing of certain subsidiaries and actions taken at the remaining subsidiaries to increase operational efficiencies, improve margins and further reduce expenses at the remaining subsidiaries. The restructuring charges incurred in the Interactive Marketing segment primarily related to a loss incurred on the sale of a component of its business by Engage and severance costs. The restructuring charges incurred in the Search and Portals segment primarily consisted of the termination of a contract with a significant customer, the termination of an office lease commitment and the write-off of leasehold improvements related to this office space. During the third quarter of fiscal 2001, the Company settled certain employee-related expenses and contractual obligations for amounts greater than originally anticipated. As a result, the Company recorded a restructuring adjustment of approximately $3.8 million, primarily related to an additional payment made by AltaVista to a third party to terminate a service contract. The restructuring charges incurred in the Internet Professional Services segment primarily relate to severance and equipment charges taken as a result of workforce reductions of approximately 131 positions at Tallan.


OTHER INCOME/EXPENSES:

     Gain (loss) on issuance of stock by subsidiaries and affiliates decreased $20.4 million, or 102%, to $(432,000) for the three months ended April 30, 2001 from $20.0 million for the same period ended in fiscal year 2000. Loss on the issuance of stock by subsidiaries and affiliates in the three months ended
April 30, 2001 primarily related to the pre-tax losses on the issuance of stock by Engage and NaviSite to employees as a result of stock option exercises. Gain on issuance of stock by subsidiaries and affiliates in the three months ended April 30, 2000 primarily reflects the pre-tax gain of $20.9 million on the issuance of common stock by Vicinity as a result of its initial public offering.

     Other gains (losses), net decreased $261.7 million, or 123%, to $(48.2) million for the quarter ended April 30, 2001 from a net gain of $213.5 million for the same period in fiscal 2000. Other losses, net for the quarter ended April 30, 2001 primarily consisted of a pre-tax loss of approximately $26.1 million the write-downs of certain investments made by @Ventures and of a pre-tax loss of approximately $18.5 million on the sale of a majority interest in Signatures. Other gains, net for the three months ended April 30, 2000 consisted primarily of pre-tax gains of approximately
$209.3 million on the sale of Yahoo! common stock.

     Interest income decreased $1.9 million to $12.5 million for the three months ended April 30, 2001 from $14.4 million for the same period ended in fiscal year 2000, reflecting decreased interest income due to lower interest rates partially offset by higher average cash and cash equivalent balances. Interest expense decreased $6.4 million to $6.6 million for the three months ended April 30, 2001 from $13.0 million for the same period in fiscal year 2000, primarily due to the note payable issued in conjunction with the acquisition of Tallan being paid in full during fiscal year 2001.

     Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates decreased approximately $342,000 to $9.9 million for the

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

three months ended April 30, 2001 from $10.3 million for the same period ended in fiscal year 2000, primarily reflecting decreased ownership percentages and smaller net losses of these affiliates accounted for under the equity method compared to the ownership percentages and net losses for the same period last year. Equity in losses of affiliates for the third quarter of fiscal year 2001 included the results from the Company's minority ownership in AnswerLogic, Inc., B2E Solutions, CarParts.com, Inc., Domania.com, Inc., Ensera, Inc., FoodBuy.com, Inc., GXMedia, Inc., Idapta, Inc., Industria Solutions, Inc. KnowledgeFirst, Inc., MyFamily.com, Inc., NameTree, Inc., NextMonet.com, Inc., NextOffice.com, Inc., OneCore Financial Network, Inc., Radiate, Inc., Signatures, Undoo.com and Virtual Ink Corporation. Equity in losses of affiliates for the third quarter of fiscal year 2000 included the results from the Company's minority ownership in Engage Technologies Japan, Inc., Foodbuy.com, Inc., GX Media, Inc., Half.com, Inc.,ThingWorld.com, LLC and WebCT, Inc. The Company expects its affiliate companies to continue to invest in development of their products and services and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

     Minority interest, net decreased to $43.2 million for the three months ended April 30, 2001 from $56.0 million for the same period of fiscal 2000, primarily reflecting minority interest in net losses of seven subsidiaries during the third quarter of fiscal year 2001, including AltaVista, Engage, MyWay, NaviSite, CMGion and NaviPath. The decrease is primarily related to a decrease in the net losses reported by AltaVista and MyWay due to the effect of the restructuring initiatives and the effect of previously recorded impairment charges taken on goodwill and other intangible assets which significantly reduced the amount of amortization expense recorded during the third fiscal quarter of 2001 at AltaVista.

     Income tax benefit recorded in the third quarter of fiscal 2001 was approximately $42.1 million. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's effective rate for the third quarter of fiscal 2001, gains (losses) on issuances of stock by subsidiaries and affiliates, other gains (losses), net, and impairment charges taken on intangible assets were excluded. Income tax expense in the third quarter of fiscal 2001 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax loss primarily as a result of non-deductible goodwill amortization and impairment charges, state taxes and valuation allowances recognized on deferred tax assets.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

NINE MONTHS ENDED APRIL 30, 2001 COMPARED TO NINE MONTHS ENDED APRIL 30, 2000

NET REVENUE:

                                    Nine                                   Nine
                                Months Ended                           Months Ended
                                  April 30,       As a % of Total        April 30,      As a % of Total
                                    2001            Net Revenue            2000           Net Revenue        $ Change      % Change
                                 ----------       ---------------      -------------    ---------------      --------      --------
(in thousands)
Interactive Marketing            $  113,518              11%              $114,802             22%           $ (1,284)        (1)%
eBusiness and Fulfillment           556,187              55%               181,479             35%            374,708        206%
Search and Portals                  152,673              15%               168,986             33%            (16,313)       (10)%
Infrastructure and Enabling
  Technologies                      105,618              11%                43,524              8%             62,094        143%
Internet Professional Services       81,822               8%                12,011              2%             69,811        581%
                                 ----------                               --------                           --------
Total                            $1,009,818             100%              $520,802            100%           $489,016         94%
                                 ==========             ===               ========            ====           ========       ====

     Net revenue increased $ 489.0 million, or 94%, to $1.010 billion for the nine months ended April 30, 2001 from $520.8 million for the same period ended in fiscal year 2000. The decrease in net revenue within the Interactive Marketing segment was primarily due to decreased net revenue at Engage resulting from a decline in the on-line advertising market, partially offset by the full impact of fiscal year 2000 acquisitions of yesmail.com, Flycast and the acquisition of MediaBridge in September 2000. The increase in net revenue within the eBusiness and Fulfillment segment was substantially the result of the acquisition of uBid in April 2000, and an increase in the volume of business at SalesLink, partially offset by the effect of the sale of a majority interest in Signatures. The decrease in net revenue within the Search and Portals segment was primarily the result of a decrease in net revenue at AltaVista due to the renegotiation of certain strategic deals, the softness in the on-line advertising market and certain changes in AltaVista's business strategy, partially offset by increased net revenue from MyWay. The increase in net revenue within the Infrastructure and Enabling Technologies segment was primarily the result of increased net revenue at NaviSite and NaviPath and the impact of a full nine months of net revenue at Activate and AdForce (acquired in November 1999 and January 2000, respectively). The increase in net revenue for NaviSite was primarily due to the growth in its customer base facilitated by the build-out of its data center facilities. The increase in net revenue for NaviPath primarily related to the growth in usage hours on NaviPath's network. The increase in net revenue within the Internet Professional Services segment was substantially due to the acquisition of Tallan during fiscal year 2000.


COST OF REVENUE:


                                             Nine                               Nine
                                         Months Ended      As a % of        Months Ended     As a % of
                                          April  30,        Segment          April 30,         Segment
                                             2001         Net Revenue           2000         Net Revenue    $ Change     % Change
                                          --------        -----------        --------        -----------    ----------   ---------
(in thousands)
Interactive Marketing                      $ 84,599            75%           $ 90,598             79%        $ (5,999)        (7)%
eBusiness and Fulfillment                   496,305            89%            150,078             83%         346,227        231 %
Search and Portals                           78,269            51%             92,335             55%         (14,066)       (15)%
Infrastructure and Enabling Technologies    205,250           194%             89,173            205%         116,077        130 %
Internet Professional Services               58,899            72%             11,414             95%          47,485        416 %
                                           --------           ---            --------            ---         --------
Total                                      $923,322            91%           $433,598             83%        $489,724        113 %
                                           ========           ===            ========            ===         ========       ====

       Cost of revenue increased $489.7 million, or 113%, to $923.3 million for the nine months ended April 30, 2001 from $433.6 million for the same period ended in fiscal year 2000. The decrease in the Interactive Marketing segment was primarily due to a decrease in net revenue at Engage, partially offset by an increase at yesmail.com primarily due to the impact of a full nine months of cost of revenue included in the nine months ended April 30, 2001 as compared to the same period in fiscal year 2000. The increase within the eBusiness and Fulfillment segment is primarily attributable to the fiscal year 2000 acquisition of uBid, partially offset by the effect of the deconsolidation of Signatures in the third quarter of fiscal year 2001. The decrease within the Search and Portals segment was primarily due to decreased net revenue at AltaVista as a result of a change in business strategy and the overall softness in the on-line advertising market. The increase within the Infrastructure and Enabling Technologies segment was primarily due to increased infrastructure costs as both NaviSite and NaviPath needed to support an

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


increase in the customer base and network usage. The increase in the Internet Professional Services segment was primarily due to the acquisition of Tallan. The results for the nine months ended April 30, 2001 include the impact of a full nine months of cost of revenue from Tallan compared to the same period in fiscal year 2001.


RESEARCH AND DEVELOPMENT EXPENSES:

                                              Nine                               Nine
                                          Months Ended     As a % of         Months Ended     As a % of
                                           April 30,         Segment          April 30,        Segment
                                              2001         Net Revenue           2000        Net Revenue      $ Change    % Change
                                              ----         -----------         --------      -----------      --------    --------
(in thousands)
Interactive Marketing                       $ 37,977           33%             $ 18,300          16%          $19,677        108 %
eBusiness and Fulfillment                        703            0%                2,002           1%           (1,299)       (65)%
Search and Portals                            57,085           37%               62,919          37%           (5,834)        (9)%
Infrastructure and Enabling Technologies      37,618           36%               15,302          35%           22,316        146 %
Internet Professional Services                     -            -                 2,760          23%           (2,760)       100 %
Other                                              -            -                     -           -                 -        N/A
                                            --------           --              --------                       -------        ---
Total                                       $133,383           13%             $101,283          19%          $32,100         32%
                                            ========           ==              ========          ==           =======       ====

     Research and development expenses increased $32.1 million, or 32%, to $133.4 million for the nine months ended April 30, 2001 from $101.3 million for the same period in fiscal year 2000. The increase within the Interactive Marketing segment was primarily the result of the fiscal year 2000 acquisitions of AdKnowledge, Flycast and yesmail.com.com, the fiscal year 2001 acquisition of MediaBridge and increased development efforts at Engage. The decrease in the eBusiness and Fulfillment segment is primarily the result of the deconsolidation of Signatures in February 2001. The decrease within the Search and Portals segment was primarily the result of the decreases in research and development expenses resulting from the closing of operations at iCAST and of certain operations at MyWay, partially offset by increased efforts at AltaVista related to further development of its search software. The increase in the Infrastructure and Enabling Technologies segment was primarily the result of the impact of a full nine months of expenses from Activate and AdForce during fiscal year 2001 and increased development efforts at NaviSite.


IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES:

                                              Nine                               Nine
                                          Months Ended     As a % of         Months Ended     As a % of
                                           April 30,         Segment          April 30,        Segment
                                              2001         Net Revenue           2000        Net Revenue      $ Change    % Change
                                              ----         -----------         --------      -----------      --------    --------
(in thousands)
Interactive Marketing                       $  700              1%             $31,617            28%        $(30,917)        98%
eBusiness and Fulfillment                        -              -                    -             -                -         N/A
Search and Portals                               -              -                    -             -                -         N/A
Infrastructure and Enabling Technologies         -              -               14,320            33%         (14,320)       100%
Internet Professional Services                   -              -                    -             -                -         N/A
Other                                          762              1%                   -             -              762         N/A
                                            ------              -              -------             -         --------        ---
Total                                       $1,462              0%             $45,937             9%        $(44,475)        97%
                                            ======              =              =======            ==         ========        ===

     In-process research and development expenses decreased to $1.5 million for the nine months ended April 30, 2001 from $45.9 million for the same period in fiscal year 2000. In-process research and development expenses for the nine months ended April 30, 2000 were $31.6 million within the Interactive Marketing segment primarily related to the Flycast acquisition and $14.3 within the Infrastructure and Enabling Technologies segment related to the AdForce and Equilibrium acquisitions.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


SELLING EXPENSES:

                                              Nine                               Nine
                                          Months Ended     As a % of         Months Ended     As a % of
                                           April 30,         Segment          April 30,        Segment
                                              2001         Net Revenue           2000        Net Revenue      $ Change    % Change
                                              ----         -----------         --------      -----------      --------    --------
(in thousands)
Interactive Marketing                      $ 86,648            76%            $ 66,030           58%         $ 20,618         31%
eBusiness and Fulfillment                    43,591             8%              12,432            7%           31,159        250%
Search and Portals                          116,850            77%             185,389          110%          (68,539)      (37)%
Infrastructure and Enabling Technologies     70,844            67%              37,893           87%           32,951         87%
Internet Professional Services                4,312             5%               4,060           34%              252          6%
Other                                        11,089             -                3,446            -             7,643        222%
                                           --------                           --------                       --------
Total                                      $333,334            33%            $309,250           59%         $ 24,084          8%
                                           ========            ==             ========          ===          ========       ====

     Selling expenses increased $24.0 million, or 8%, to $333.3 million for the nine months ended April 30, 2001 from $309.3 million for the same period ended in fiscal year 2000. Selling expenses increased during the nine-month period ended April 30, 2001 primarily due to the effects of fiscal year 2000 acquisitions, partially offset by the effects of the Company's restructuring initiatives. The increase in the Interactive Marketing segment was primarily the result of the fiscal year 2000 acquisitions of AdKnowledge, Flycast and yesmail.com.com, the fiscal year 2001 acquisition of MediaBridge and increased international sales and marketing efforts at Engage. The increase in the eBusiness and Fulfillment segment was substantially the result of the acquisition of uBid during fiscal year 2000, partially offset by the effect of the deconsolidation of Signatures in the third quarter of fiscal year 2001.
The decrease in the Search and Portals segment was primarily the result of the reduction in headcount and certain marketing campaigns at AltaVista, the closing of operations of iCAST and the consolidation of technology platforms at MyWay. The increase in the Infrastructure and Enabling Technologies segment was primarily the result of the acquisitions of Activate, AdForce, Equilibrium, ExchangePath, and Tribal Voice during fiscal year 2000 and increased sales and marketing efforts at NaviSite. The increase within the Internet Professional Services segment was substantially the result of the acquisition of Tallan during fiscal year 2000.


GENERAL AND ADMINISTRATIVE EXPENSES:

                                              Nine                               Nine
                                          Months Ended     As a % of         Months Ended     As a % of
                                           April 30,         Segment          April 30,        Segment
                                              2001         Net Revenue           2000        Net Revenue      $ Change    % Change
                                              ----         -----------         --------      -----------      --------    --------
(in thousands)
Interactive Marketing                      $ 41,576            37%            $ 23,817          21%           $17,759         75%
eBusiness and Fulfillment                    30,050             5%              19,038          11%            11,012         58%
Search and Portals                           25,950            17%              35,323          21%            (9,373)      (27)%
Infrastructure and Enabling Technologies     52,786            50%              24,831          57%            27,955        113%
Internet Professional Services               15,936            20%               6,109          51%             9,827        161%
Other                                        58,193             -               25,813           -             32,380        125%
                                           --------            --             --------          --            -------
Total                                      $224,491            22%            $134,931          26%           $89,560         66%
                                           ========            ==             ========          ==            =======       ====

     General and administrative expenses increased $89.6 million, or 66%, to $224.5 million for the nine months ended April 30, 2001 from $135.0 million for the same period ended in fiscal year 2000. General and administrative expenses increased during the nine months ended April 30, 2001 primarily due to the effect of the fiscal year 2000 acquisitions and the building of management infrastructure at the corporate level and at several of the Company's existing subsidiaries. The increase in the Interactive Marketing segment was primarily the result of increased bad debt expense recorded by Engage, the fiscal year 2000 acquisitions of AdKnowledge, Flycast, and yesmail.com.com and the fiscal year 2001 acquisition of MediaBridge. The increase in the eBusiness and Fulfillment segment was substantially the result of the acquisition of uBid during fiscal year 2000 partially offset by the deconsolidation of Signatures. The decrease in the Search and Portals segment was primarily due to the deconsolidation of Blaxxun in March 2000 and a decrease in the headcount at AltaVista and MyWay as a result of the Company's restructuring initiatives.
The increase in the Infrastructure and Enabling Technologies segment was primarily due to the acquisitions of Activate, AdForce, Equilibrium, ExchangePath, 1stUp.com and Tribal Voice during fiscal year 2000 and the building of management infrastructure at NaviSite and NaviPath. The increase in the Internet

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


Professional Services segment was primarily the result of the acquisition of Tallan. The increase in the Other expenses, which includes certain administrative functions such as legal, finance and business development which are not fully allocated to CMGI's subsidiary companies, was primarily the result of the growth of CMGI's corporate infrastructure including higher personnel costs due to increased headcount, increased professional fees and facilities costs.


AMORTIZATION OF INTANGIBLE ASSETS AND STOCK-BASED COMPENSATION:

                                              Nine                               Nine
                                          Months Ended     As a % of         Months Ended     As a % of
                                           April 30,         Segment          April 30,        Segment
                                              2001         Net Revenue           2000        Net Revenue      $ Change    % Change
                                              ----         -----------         --------      -----------      --------    --------
(in thousands)
Interactive Marketing                     $  405,614           357%           $183,097           159%         $222,517       122 %
eBusiness and Fulfillment                    116,667            21%              7,089             4%          109,578     1,546 %
Search and Portals                           548,633           359%            595,491           352%          (46,858)       (8)%
Infrastructure and Enabling Technologies     138,109           131%             84,969           195%           53,140        63 %
Internet Professional Services               136,544           167%             18,346           153%          118,198       644 %
Other                                            164             -                 165             -                (1)        1 %
                                          ----------                          --------                        --------
Total                                     $1,345,731           133%           $889,157           171%         $456,574        51 %
                                          ==========           ===            ========           ===          ========     =====

     Amortization of intangible assets and stock-based compensation increased $456.6 million, or 51%, to $1.346 billion for the nine months ended April 30, 2001 from $889.2 million for the same period ended in fiscal year 2000. Amortization of intangible assets and stock-based compensation consisted primarily of goodwill amortization expense related to acquisitions made during fiscal year 2000. The intangible assets recorded as a result of acquisitions are being amortized over periods ranging from two to five years. Included within amortization of intangible assets and stock-based compensation expenses was approximately $63.9 million and $52.1 million of stock-based compensation
for the nine months ended April 30, 2001 and 2000, respectively.   The increase
in amortization in the Interactive Marketing segment was primarily the result of the fiscal year 2000 acquisitions of AdKnowledge, Flycast and yesmail.com.com and the fiscal year 2001 acquisition of MediaBridge. The increase in the eBusiness and Fulfillment segment was primarily the result of the acquisition of uBid during fiscal year 2000. The decrease in the Search and Portals segment was primarily the result of the impairment charge taken during fiscal year 2001 related to certain intangible assets of AltaVista and iCAST. The increase in the Infrastructure and Enabling Technologies segment was primarily the result of the acquisitions of Activate, AdForce, Equilibrium, ExchangePath, and Tribal Voice during fiscal year 2000. The increase in the Internet Professional Services segment was due to the acquisition of Tallan during fiscal year 2000.


IMPAIRMENT OF INTANGIBLE ASSETS:

                                              Nine                               Nine
                                          Months Ended     As a % of         Months Ended     As a % of
                                           April 30,         Segment          April 30,        Segment
                                              2001         Net Revenue           2000        Net Revenue      $ Change    % Change
                                              ----         -----------         --------      -----------      --------    --------
(in thousands)
Interactive Marketing                     $  891,984           786%  $               -           N/A          $  891,984       N/A
eBusiness and Fulfillment                      3,500             1%                  -           N/A               3,500       N/A
Search and Portals                           899,059           589%             16,700            10%            882,359     5,283%
Infrastructure and Enabling Technologies     396,625           376%                  -           N/A             396,625       N/A
Internet Professional Services               510,754           624%                  -           N/A             510,754       N/A
Other                                              -             -                   -             -                   -         -
                                          ----------           ---             -------             -          ----------    ------

Total                                     $2,701,922           268%            $16,700             3%         $2,685,222    16,079%
                                          ==========           ===             =======           ===          ==========    ------


     During the nine months ended April 30, 2001, the Company recorded impairment charges of approximately $2.702 billion as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and certain other intangible assets to their fair value.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


Management determines fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company.
The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes valuation reports in its determination of fair value. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable.
The Interactive Marketing segment recorded impairment charges of approximately $540.8 million related to the write-down of intangible assets at Engage related to goodwill and certain other intangible assets of its media business and approximately $351.1 million of goodwill and certain other intangible assets at yesmail.com.com. The impairment charges incurred in the Search and Portals segment primarily related to the write-down of approximately $886.6 million of goodwill and other intangible assets related to AltaVista. The impairment charges in the Infrastructure and Enabling Technologies segment primarily related to approximately $336.8 million of goodwill and other intangible assets at CMGion related to its subsidiary, AdForce, approximately $31.2 million of goodwill and other intangible assets at Activate, approximately $23.0 million of goodwill and other intangible assets at 1st Up, and approximately $5.6 million of goodwill at ExchangePath. The other intangible assets of Activate and AdForce that were determined to be impaired primarily related to a significant reduction in the acquired customer bases and turnover of workforce, which was in place at the time of the acquisitions of the companies. The impairment charges incurred in the Internet Professional Services segment related to the write-down of approximately $510.8 million of goodwill and other intangible assets at Tallan. The other intangible assets that were determined to be impaired primarily related to a significant reduction in the acquired customer base and turnover of workforce, which was in place at the time of the acquisition. The impairment factors evaluated by management may change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.


RESTRUCTURING CHARGES:

                                              Nine                               Nine
                                          Months Ended     As a % of         Months Ended     As a % of
                                           April 30,         Segment          April 30,        Segment
                                              2001         Net Revenue           2000        Net Revenue      $ Change    % Change
                                              ----         -----------         --------      -----------      --------    --------
(in thousands)
Interactive Marketing                       $ 27,161           24%           $       -              -         $ 27,161      N/A
EBusiness and Fulfillment                          -            -                    -              -                -      N/A
Search and Portals                            76,331           50%                   -              -           76,331      N/A
Infrastructure and Enabling Technologies      23,216           22%                   -              -           23,216      N/A
Internet Professional Services                   690            1%                   -              -              690      N/A
Other                                              -            -                    -              -                -      N/A
                                            --------           --            ---------             --         --------      ---
Total                                       $127,398           13%           $       -              -         $127,398      N/A
                                            ========           ==            =========             --         ========      ---

     Restructuring charges of approximately $127.4 million recorded during the nine months ended April 30, 2001 consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of the closing of certain subsidiaries and actions taken at the remaining subsidiaries to increase operational efficiencies, improve margins and further reduce expenses at the remaining subsidiaries. The restructuring charges incurred in the Interactive Marketing segment primarily related to workforce reductions of approximately 550 positions and the closing of several office locations at Engage, future lease commitments of Engage for servers, desktop computers and other telecommunications equipment and the write-off of fixed assets by Engage. The restructuring charges incurred in the Search and Portals segment primarily consisted of workforce reductions of approximately 410 positions at AltaVista, the termination of a contract with a significant customer and the termination of other contracts by AltaVista in connection with the change in its business strategy, the termination of a contract with a significant customer by MyWay, the future lease commitments of MyWay for servers, desktop computers and other telecommunications equipment and severance and other costs at iCAST incurred in connection with the closing of its operations. The restructuring charges incurred in the Infrastructure and Enabling Technologies segment primarily related to the termination of bandwidth agreements by NaviPath and CMGion's subsidiary, AdForce, severance costs at 1stUp.com and the write-off of fixed assets by 1stUp.com and ExchangePath.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


OTHER INCOME/EXPENSES:

     Gain (loss) on issuance of stock by subsidiaries and affiliates increased $50.5 million, or 70%, to $122.4 million for the nine months ended April 30, 2001 from $71.9 million for the same period ended in fiscal year 2000. Gain
(loss) on the issuance of stock by subsidiaries and affiliates for the nine months ended April 30, 2001 primarily relates to a pre-tax gain of approximately $125.9 million on the issuance of stock by Engage in its acquisitions of MediaBridge and Space Media Holdings Limited partially offset by a pre-tax loss of approximately $4.4 million on the issuance of stock by Engage to employees as a result stock option exercises. Gain (loss) on issuance of stock by subsidiaries and affiliates for the nine months ended April 30, 2000 primarily reflects the pre-tax gain of $51.9 million on the issuance of common stock by NaviSite in connection with its initial public offering.

     Other gains (losses), net decreased $355.8 million, or 83%, to $72.3 million for the nine months ended April 30, 2001 from $428.0 million for the same period in fiscal 2000. Other gains (losses), net for the nine months ended April 30, 2001 primarily consisted of a pre-tax gain of approximately $357.4 million on the sale of Lycos, Inc. common stock, a pre-tax gain of approximately $135.3 million on the sale of Kana Communications, Inc. common stock, a pre-tax gain of approximately $88.4 million on the sale of Yahoo!, Inc. common stock, a pre-tax gain of approximately $64.2 million on the sale of Terra Networks stock, a pre-tax gain of approximately $70.9 million on the sale of Critical Path, Inc. common stock and a pre-tax gain of approximately
$19.8 million on the sale of a real estate holding by AltaVista, partially offset by a pre-tax loss of approximately $358.9 million on the sale of Pacific Century CyberWorks Limited stock, a pre-tax loss of approximately $95.9 million on the sale of AltaVista's wholly-owned subsidiary, Raging Bull, and by a pre-tax loss of approximately $149.1 million related to impairment charges taken on certain available-for-sale securities held by the Company. Other gains, net for the nine months ended April 30, 2000 primarily consisted of pre-tax gains of approximately $417.4 million on the sale of Yahoo! common stock.

     Interest income increased $13.4 million to $44.4 million for the nine months ended April 30, 2001 from $31.0 million for the same period in fiscal 2000, reflecting increased interest income associated with higher cash and cash equivalent balances partially offset by lower interest rates. Interest expense increased $13.1 million to $39.6 million for the nine months ended April 30, 2001 from $26.5 million for the same period in fiscal 2000, primarily due to the notes issued in connection with the acquisition of Tallan.

     Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity
in losses of affiliates.   Equity in losses of affiliates increased
$23.7 million to $39.4 million for nine months ended April 30, 2001, from $15.7 million for the same period ended in fiscal year 2000, primarily reflecting an increased number of investments accounted for under the equity method compared to the same period last year. Equity in losses of affiliates for the nine months ended April 30, 2001 included the results from the Company's minority ownership in AnswerLogic, Inc., B2E Solutions, Inc., BizBuyer.com, Inc., CarParts.com, Inc., Corrigo, Inc., Domania.com, Inc., eCircles Corporation, Ensera, Inc., FindLaw, Inc., FoodBuy.com, Inc., GXMedia, Inc., HotLinks Network, Inc., Idapta, Inc., Industria Solutions, Inc. KnowledgeFirst, Inc., MyFamily.com, Inc., NameTree, Inc., NextMonet.com, Inc., NextOffice.com, Inc., OneCore Financial Network, Inc., Radiate, Inc., Signatures, ThingWorld.com, LLC, Undoo.com, Vicinity, and Virtual Ink Corporation. Equity in losses of affiliates for the nine months ended April 30, 2000 included the results from the Company's minority ownership in Engage Technologies Japan, Inc., FoodBuy.com, GX Media, Inc., Half.com, and ThingWorld.com, LLC. The Company expects its affiliate companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

     Minority interest, net increased to $383.0 million for the nine months ended April 30, 2001 from $110.8 million for the same period ended fiscal year 2000, primarily reflecting minority interest in net losses of seven subsidiaries during the first nine months of fiscal 2001, including AltaVista, Engage, MyWay, NaviSite, CMGion and NaviPath. The increase is primarily related to an increase in the net losses reported by Engage and AltaVista due to substantial amortization, impairment and restructuring charges recorded during the second fiscal quarter of fiscal year 2001.

       Income tax benefit recorded for the nine months ended April 30, 2001 was approximately $76.8 million. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. In determining the Company's

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


effective rate for the nine months ended April 30, 2001, gains (losses) on issuances of stock by subsidiaries and affiliates, other gains (losses), net, and impairment charges taken on intangible assets were excluded. Income tax expense in the nine months ended April 30, 2001 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax loss primarily as a result of non-deductible goodwill amortization and impairment charges, state taxes and valuation allowances recognized on deferred tax assets. During the nine months ended April 30, 2001, the Company recorded a valuation allowance against its net deferred tax assets not expected to be utilized in fiscal 2001, as it is more likely than not that these assets will not be realized in future years. Prior to the second quarter of fiscal 2001, the Company has recorded valuation allowance against net deferred tax assets only with respect to majority owned subsidiaries not included in the Company's federal consolidated group. The increase in valuation allowance resulted in additional tax expense of approximately $89 million for nine months ended
April 30, 2001.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


LIQUIDITY AND CAPITAL RESOURCES

     Working capital at April 30, 2001 decreased to $720.1 million compared to $1.11 billion at July 31, 2000. The net decrease in working capital is primarily attributable to a $1.47 billion decrease in available-for-sale securities, partially offset by a $489.4 million decrease in notes payable, a $322.0 million decrease in current deferred tax liabilities and a $206.2 million increase in cash and cash equivalents. The Company's principal sources of capital during the nine months ended April 30, 2001 were from the sales of approximately
8.4 million shares of Lycos, Inc. common stock for proceeds of approximately $394.7 million, approximately 241.0 million shares of Pacific Century CyberWorks Limited stock for proceeds of $190.2 million, approximately 3.7 million shares of Kana Communications, Inc. common stock for proceeds of $137.6 million, approximately 6.8 million shares of Terra Networks, S.A. (Terra Networks) stock for proceeds of approximately $78.3 million, approximately 1.3 million shares of Critical Path, Inc. common stock for proceeds of $72.8 million and approximately
1.0 million shares of eBay, Inc. common stock for proceeds of $48.0 million.
The Company's principal uses of capital during the nine months ended April 30, 2001 were $606.6 million for funding operations, $91.3 million for purchases of property and equipment and $64.9 million for investments in affiliates, primarily through the Company's @Ventures venture capital funds.

     Under the terms of an agreement with an investment bank entered into during fiscal 2000, the Company agreed to deliver, at its discretion, either cash or Yahoo! common stock in three separate tranches, with maturity dates ranging from August 2000 to February 2001. The Company executed the first tranche in April 2000 and received approximately $106.4 million. The Company subsequently settled this tranche through the delivery of 581,499 shares of Yahoo! common stock in August 2000. In May 2000, the Company received approximately
$68.5 million and $5.7 million upon the execution of the second and third tranches, respectively. The Company settled the second tranche for cash totaling approximately $33.6 million in October 2000. The company settled the third tranche through the delivery of 47,684 shares of Yahoo! common stock in February 2001. In November 2000, the Company entered into a new agreement to hedge the Company's investment in 581,499 shares of Yahoo! common stock. The Company received approximately $31.5 million in connection with this agreement. Under the terms of the new contract, the Company agreed to deliver, at its discretion, either cash or shares of Yahoo! common stock on August 1, 2001.

     During the nine months ended April 30, 2001, the Company, through its limited liability company subsidiaries CMG@Ventures II, LLC, CMG@Ventures III, LLC, CMGI@Ventures IV, LLC and CMG@Ventures Expansion, LLC acquired initial or follow-on minority ownership interests in nineteen Internet and technology companies for an aggregate total of approximately $48.8 million.

     On August 18, 2000 and February 18, 2001, the Company issued approximately 313,000 and 2.0 million shares, respectively, of its common stock to Compaq Computer Corporation, each as a semi-annual interest payment of approximately $11.5 million related to notes payable issued in the acquisition of AltaVista. During the nine months ended April 30, 2001, the Company issued approximately
30.2 million shares of its common stock as payment of principal and interest totaling approximately $391.6 million related to notes payable that had been issued in the Company's acquisition of Tallan.

     On August 23, 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots' new stadium, to be known as "CMGI Field," for a period of fifteen years. In return for the naming and sponsorship rights, CMGI will pay $7.6 million per year for the first ten years, with consumer price index adjustments for years eleven through fifteen. CMGI will make its first semi-annual payment under this agreement in January 2002.

     On August 25, 2000, the Company and Cable and Wireless plc, completed a previously agreed to exchange of stock. CMGI received approximately
241.0 million shares of PCCW stock from Cable and Wireless in exchange for approximately 13.4 million shares of the Company's common stock.

     During the first nine months of fiscal 2001, the Company's subsidiary, Engage, completed two acquisitions for combined consideration of approximately $257.6 million consisting of approximately 14.9 million shares of Engage common stock valued at approximately $225.7 million, options to purchase Engage common stock at approximately $31.1 million and direct acquisition costs of approximately $907,000.

     On December 15, 2000 and January 24, 2001, the Company funded $50.0 million and $30.0 million, respectively, to its subsidiary, NaviSite, under a note and warrant purchase agreement. The annual interest rate on the note is 7.5% payable quarterly in, at NaviSite's discretion, either in cash or NaviSite common stock. The principal amount is due in full by December 12, 2003. In June 2001, NaviSite made an interest payment to CMGI, Inc. in the form of approximately 960,000 shares of its common stock.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


     On December 29, 2000, the Company's subsidiary, AltaVista, sold an office building and received proceeds of approximately $35.8 million.

     On February 2, 2001 the Company sold its majority interest in Signatures SNI, Inc., parent of Signatures Network. Under the terms of the transaction, the Company paid cash of $6.6 million and received a note receivable in the amount of $10.0 million. The note bears interest at 7.5% per annum, compounded quarterly and is due in full on February 6, 2006. In addition, the Company retained a minority interest in Signatures, which will be accounted for under the equity method.

     The Company currently projects funding in the forseeable future for CMGI@Ventures of up to $15 million per quarter for both new and follow-on investments. The Company currently expects operating cash burn to be between $140 and $150 million for its fiscal fourth quarter. The term "operating cash burn" reflects CMGI's consolidated cash burn excluding the effects of payments made for restructuring expenses, @Ventures investments, proceeds from sales of stock holdings and other significant non-recurring items. The Company has undertaken several initiatives, which are intended to reduce its operating cash requirements in the future. There can be no assurance, however, that the effect of these initiatives will reduce its cash requirements.

     The Company believes that existing working capital and the availability of marketable securities, which could be sold or posted as collateral for additional loans, will be sufficient to fund its operations, investments and capital expenditures for the foreseeable future. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through the sale of certain subsidiaries, through public or private offerings of the Company's or its subsidiaries' stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company.

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

     During the fiscal year ended July 31, 2000 and for the nine months ended April 30, 2001, CMGI had operating losses of approximately $2.19 billion and $4.78 billion, respectively, and net losses of approximately $1.38 billion and $4.17 billion, respectively. CMGI anticipates continuing to incur significant operating expenses in the future, including significant costs of revenue and selling, general and administrative and amortization expenses. As a result, CMGI expects to continue to incur operating losses and may not have enough money to grow its business in the future. CMGI can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.


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

     CMGI may incur significant costs to avoid investment company status and may suffer other adverse consequences if deemed to be an investment company under the Investment Company Act of 1940. Some of CMGI's equity investments in other businesses and its venture subsidiaries may constitute investment securities under the Investment Company Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the Investment Company Act unless a particular exclusion or safe harbor provision applies. If CMGI were to be deemed an investment company, CMGI would become subject to the requirements of the Investment Company Act. As a consequence, CMGI would be prohibited from engaging in business or issuing securities as it has in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of CMGI's contracts might be voidable, and a court-appointed receiver could take control of CMGI and liquidate its business.

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

     On September 7, 2000, CMGI announced that it had formally organized its majority-owned operating companies and venture capital affiliates into six segments. These six segments include five operational disciplines - Interactive Marketing; eBusiness and Fulfillment; Search and Portals; Infrastructure and Enabling Technologies; and Internet Professional Services - as well as CMGI's affiliated venture capital arm, @Ventures. To successfully implement its segmentation strategy, CMGI must achieve each of the following:

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

     Some of CMGI's officers and directors also serve as officers or directors of one or more of CMGI's network companies. As a result, CMGI, CMGI's officers and directors, and CMGI's network companies may face potential conflicts of interest with each other and with its stockholders. Specifically, CMGI's officers and directors may be presented with situations in their capacity as officers or directors of one of CMGI's network companies that conflict with their fiduciary obligations as officers or directors of CMGI or of another network company.


In fiscal 2000 and the first nine months of fiscal 2001, CMGI derived a significant portion of its revenue from a small number of customers and the loss of any of those customers could significantly damage CMGI's business.

     During the fiscal year ended July 31, 2000, sales to Cisco accounted for 11% of CMGI's consolidated net revenue and 36% of CMGI's net revenue from its eBusiness and Fulfillment segment. During the nine months ended April 30, 2001, sales to Cisco accounted for 7% of CMGI's consolidated net revenue and 13% of CMGI's net revenue from its eBusiness and Fulfillment segment. CMGI currently does not have any agreements with Cisco which obligate this customer to buy a minimum amount of products from CMGI or to designate CMGI as its sole supplier of any particular products or services. During the fiscal year ended July 31, 2000, approximately 12% of CMGI's consolidated net revenue and 35% of net revenue from CMGI's Search and Portals segment was derived from customer advertising contracts serviced by DoubleClick, Inc. During the nine months ended April 30, 2001, 1% of CMGI's consolidated net revenue and 8% of the net revenue from CMGI's Search and Portals segment was derived from customer advertising contracts serviced by DoubleClick, Inc. CMGI believes that it will continue to derive a significant portion of its operating revenue from sales to a small number of customers.


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

     A portion of CMGI's assets include the equity securities of both publicly traded and non-publicly traded companies. For example, as of June 11, 2001, CMGI directly or through its @Ventures funds owned shares of common stock of divine, inc., (formerly divine Interventures, inc.), Engage, Inc., Kana Communications, Inc., Marketing Services Group, Inc., NaviSite, Inc.,

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


Pacific Century CyberWorks Limited, Primedia, Inc., Ventro Corporation and Vicinity Corporation which are publicly traded companies. The market price and valuations of the securities that CMGI holds in these and other companies may fluctuate due to market conditions and other conditions over which CMGI has no control. Fluctuations in the market price and valuations of the securities that CMGI holds in other companies may result in fluctuations of the market price of CMGI's common stock and may reduce the amount of working capital available to CMGI.


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

     CMGI's rapid growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. Further, CMGI manages multiple relationships with various customers, strategic partners and other third parties. CMGI's further growth or an increase in the number of its strategic relationships will increase this strain on its managerial, operational and financial resources, inhibiting its ability to achieve the rapid execution necessary to successfully implement its business plan.

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

                          CMGI, INC. AND SUBSIDIARIES
                         PART I: FINANCIAL INFORMATION


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         -----------------------------------------------------------

     The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at April 30, 2001 include strategic equity positions in the Internet industry sector, many of which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities, with the exception of the Yahoo! common stock as discussed below. A 20% adverse change in equity prices, based on a sensitivity analysis of the equity component of the Company's available-for-sale securities portfolio as of April 30, 2001, would result in an approximate $21.8 million decrease in the fair value of the Company's available-for-sale securities.

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

     The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements and the Company has entered into an agreement with an investment bank that hedges a portion of its Yahoo! common stock using equity collars- See note N to the Interim Unaudited Consolidated Financial Statements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic or market exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At April 30, 2001, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on its outstanding borrowing arrangements.

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

                          CMGI, INC. AND SUBSIDIARIES
                          PART II: OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

     On February 18, 2001, pursuant to the terms of a promissory note issued by the Company on August 18, 1999 to Compaq Computer Corporation in the original principal amount of $82,000,000 in connection with the Company's acquisition of AltaVista Company, the Company issued an aggregate of 750,653 shares of Common Stock to Compaq in satisfaction of interest due and payable. The shares of Common Stock were issued and sold to Compaq in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

     On February 18, 2001, pursuant to the terms of a promissory note issued by the Company on August 18, 1999 to Compaq in the original principal amount of $138,000,000 in connection with the Company's acquisition of AltaVista Company, the Company issued an aggregate of 1,263,295 shares of Common Stock to Compaq in satisfaction of interest due and payable. The shares of Common Stock were issued and sold to Compaq in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------


     (a)  Exhibits

          The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of or are included in this Quarterly Report on Form 10-Q.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter for which this report is filed.



                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CMGI, Inc.

                                          By: /s/ Andrew J. Hajducky III
                                              -------------------------------
Date: June 14, 2001                           Andrew J. Hajducky III
                                              Executive Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX


Item        Description

10.1  Amended and Restated 1999 Stock Option Plan For Non-Employee Directors.

10.2 Severance Agreement by and among uBid, Inc., the Registrant and Gregory K. Jones, dated as of February 21, 2001.

10.3 Sublease by and between the Registrant and Engage, Inc., dated November 1, 2000, is incorporated herein by reference to Exhibit 10.1 to Engage's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2001 (File No. 000-26671).

10.4 Executive Retention Agreement by and between Engage, Inc. and Anthony Nuzzo, dated November 7, 2000, is incorporated herein by reference to
      Exhibit 10.2 to Engage's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2001 (File No. 000-26671).