Form 10-K
period 2001-07-31
CMGI INC
filed 2001-10-29
CIK 914712

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                      For Fiscal Year Ended July 31, 2001

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the Transition Period From               to

                           Commission File 000-23262

                               ----------------

                                  CMGI, Inc.
            (Exact name of registrant as specified in its charter)

               Delaware                              04-2921333
           (State or other jurisdiction           (I.R.S. Employer
     of incorporation or organization)           Identification No.)

                            100 Brickstone Square       01810
                           Andover, Massachusetts    (Zip Code)
                       (Address of principal executive
                                  offices)

                                (978) 684-3600
              Registrant's telephone number, including area code

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                               (Title of Class)
                         Common Stock, $0.01 par value

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The approximate aggregate market value of Common Stock held by non-affiliates of the Registrant was $398,438,310 as of October 19, 2001.

  On October 19, 2001, the Registrant had outstanding 353,142,946 shares of Common Stock, $0.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                            FORM 10-K ANNUAL REPORT
                        FISCAL YEAR ENDED JULY 31, 2001

                                  CMGI, INC.

 Item                                                                      Page
 ----                                                                      ----
                                     PART I
 1.  Business............................................................    3
 2.  Properties..........................................................   10
 3.  Legal Proceedings...................................................   11
 4.  Submission of Matters to a Vote of Security Holders.................   11
                                    PART II
 5.  Market for Registrant's Common Equity and Related Stockholder
     Matters.............................................................   11
 6.  Selected Consolidated Financial Data................................   11
 7.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations...............................................   12
 7A. Quantitative and Qualitative Disclosures About Market Risk..........   37
 8.  Financial Statements and Supplementary Data.........................   38
 9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure................................................   78
                                    PART III
 10. Directors and Executive Officers of the Registrant..................   78
 11. Executive Compensation..............................................   78
 12. Security Ownership of Certain Beneficial Owners and Management......   78
 13. Certain Relationships and Related Transactions......................   78
                                    PART IV
 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....   78

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Factors That May Affect Future Results" in Item 7 of this report, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

ITEM 1.--BUSINESS

General

  CMGI, Inc. (together with its consolidated subsidiaries, "CMGI" or the "Company") is a diversified Internet operating and development company. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in Delaware in 1986. CMGI's address is 100 Brickstone Square, Andover, Massachusetts 01810.

  CMGI's business strategy over the years has led to the development, acquisition and operation of majority-owned subsidiaries focused on the Internet and Internet technologies, as well as the strategic investment in other Internet companies that have demonstrated synergies with CMGI's core businesses. The Company's strategy also envisions and promotes opportunities for synergistic business relationships among its subsidiaries, investments and affiliates. A description of the Company's acquisition activities is set forth in note 8 of the Notes to Consolidated Financial Statements included in Item 8 below and is incorporated herein by reference.

  The Company from time to time seeks opportunities to provide capital to support the Company's growth through the selective sale of investments or minority interests in subsidiaries or affiliates to outside investors. The Company expects to continue to develop and refine its product and service offerings, and to continue to pursue the development or acquisition of, or the investment in, additional companies and technologies.

  The Company's subsidiaries have been classified in the following five operating segments: (i) Interactive Marketing, (ii) eBusiness and Fulfillment,
(iii) Search and Portals, (iv) Infrastructure and Enabling Technologies, and
(v) Internet Professional Services. CMGI's affiliated venture capital arm is comprised of several venture capital funds that focus on investing in companies involved in various aspects of the Internet and Internet technology.

  CMGI's Interactive Marketing companies provide services and solutions for marketers and advertisers to enhance the effectiveness and efficiency of their online programs. Engage, Inc. (Engage) offers software products and services that enable marketers and advertisers to streamline and improve the management and delivery of marketing programs and materials. yesmail.com, inc. (Yesmail) provides comprehensive permission-based email marketing technologies and services.

  CMGI's eBusiness and Fulfillment companies work across the entire eBusiness value chain to sell and deliver goods from the manufacturer to the customer. uBid, Inc. (uBid) offers an auction platform and SalesLink Corporation (SalesLink) provides supply chain and fulfillment services. Auction is ideally suited to the medium of the Internet, allowing buyers and sellers to transact independently across borders and across time zones. Taking a business digital entails far more than merely putting customer interaction functions online. It also requires readjustment of internal business processes, coordination of order sources and reorganization of supply chain, inventory and fulfillment processes.

  CMGI's Search and Portals companies provide products and services which connect Internet, extranet and intranet users to information. AltaVista Company (AltaVista) is a leading global search provider for Internet users and businesses that delivers access to the most relevant information. MyWay.com Corporation (MyWay) is a provider of services and solutions designed to allow businesses to customize online portals for their employees, vendors and customers.

  CMGI's Infrastructure and Enabling Technologies companies include NaviSite, Inc. (NaviSite), Equilibrium Technologies, Inc. (Equilibrium) and CMGion, Inc. (CMGion). These companies provide products and services essential to business operations on the Internet, including outsourced managed applications, technology platforms for automating digital imagery and applications designed to improve the performance of systems and networks.

  Tallan, Inc. (Tallan), CMGI's Internet Professional Services company, offers strategy consulting, creative services and infrastructure development to Global 2000 companies seeking to initiate, enhance or redirect their presence on the Internet.

  In addition, the Company maintains interests in several venture funds:
CMG@Ventures I, LLC (CMG@Ventures I); CMG@Ventures II, LLC (CMG@Ventures II); CMG@Ventures III, LLC (CMG@Ventures III); CMG@Ventures Expansion, LLC (CMG@Ventures Expansion); and CMGI@Ventures IV, LLC (CMGI@Ventures IV). CMGI's venture funds invest in emerging Internet service and technology companies, introducing innovative and promising technology companies into the CMGI network to complement and create competitive advantage throughout the extended family of companies. The Company anticipates and promotes synergies between these strategic positions and CMGI's core businesses, including speeding technological innovation and access to markets.

Products and Services

  Products and services of the Company's majority-owned subsidiaries include the following:

 Interactive Marketing

  Engage

  Engage is a provider of content management software and services for multichannel marketing. Engage's solutions are used by marketers, publishers, printers, direct mailers, Web sites and agencies to improve the performance and efficiency of their marketing efforts across multiple forms of media. Engage's professional services provide customers with project management, project implementation and integration services and training.

  Engage's ContentServer(TM) is an all-in-one digital asset management and workflow automation system for print, the Web and other key marketing channels that gives production departments control over the entire production process, providing robust capabilities for planning, managing and publishing communications materials across channels. Engage's ApprovalServer(TM) is a fully featured online digital asset approval system that enables marketers and publishers to digitally proof, correct and revise online and offline marketing materials. Engage's PromoPlanner(TM) is a complete system for planning, previewing and executing catalogs, marketing campaigns and ad pages. Engage's PromoManager(TM) helps marketers deliver dynamic, targeted promotions on their Web sites. Engage's AdManager(TM) is site-side enterprise-level software that enables Web sites to manage their advertising inventory, offering XML functionality and allowing publishers to better integrate their advertising management databases with other internal billing and reporting systems. Engage's AdBureau(TM) is a turnkey, outsourced advertisement management service based on AdManager technology.

  Yesmail

  Yesmail is a provider of direct permission email marketing solutions. Permission email is a medium that facilitates interaction between organizations and consumers or businesses which have given their permission to receive promotional messages and other information targeted to their interests. YesConnect(TM) is Yesmail's proprietary email marketing technology allowing marketers to select audiences, get counts, develop messages, schedule delivery and track results. Yesmail's innovative email marketing solutions and expertise enable companies to cost effectively acquire and retain customers, sell products and services and drive loyalty by targeting prospects and delivering personalized messages via email. Yesmail delivers to its nearly 25 million members offers, promotions and information about the products and services that match their interests, while protecting their personal information.

 eBusiness and Fulfillment

  uBid

  uBid is a leading online auction and e-commerce marketplace that offers consumers and businesses three ways to buy and sell. uBid Direct(TM) Internet auctions feature a rotating selection of more than 12,000 brand name products, including Compaq, Hewlett-Packard, Toshiba, Sony and Micron. uBid Direct products are offered and sold by uBid in 16 different product categories, providing consumers and small to mid-sized businesses with the opportunity to purchase a wide range of brand name merchandise, often at greatly reduced prices, through live-action bidding. Product categories include computers and accessories, consumer electronics, jewelry and gifts, travel and collectibles. uBid Direct products are typically backed by uBid or brand warranties. All products are sold as non-returnable unless they are found to be damaged, defective or not as advertised. uBid purchases and maintains inventory for a majority of its uBid Direct auction business.

  uBid also features uBid Preferred Partner(TM) auctions, in which consumers will find products listed by uBid-approved businesses and typically backed by brand warranties. uBid Preferred Partners are established businesses (both small and large) who have completed a thorough review process and whose performances are monitored to ensure that buyers receive the appropriate uBid service levels. uBid Preferred Partners list their items directly and assume responsibility for all aspects of their auction listings including product descriptions, identification of quantities, establishment of starting and maximum bid prices and shipping. uBid processes transactions on behalf of uBid Preferred Providers and handles the initial level of customer service.

  Users can also buy or sell products through uBid's Consumer Exchange(TM), a peer-to-peer marketplace in which consumers list their items for auction with no listing fee. Consumer Exchange sellers list their items directly on the uBid site, and assume responsibility for all aspects of their auction listings, including product descriptions, identification of quantities, establishment of starting and maximum bid prices, payment and shipping. uBid is not involved in processing Consumer Exchange transactions.

  In addition to uBid's core auction e-commerce site, uBid licenses the uBid auction technology in exchange for a licensing fee and payments of future royalties from auction sales. Through several co-branded auction sites, uBid constructs and operates auction sites with third parties and provides uBid's auction capabilities.

  uBid's business is subject to seasonal fluctuations. Its sales volumes and inventory balances are typically higher during the holiday season between Thanksgiving and Christmas and at the end of its major suppliers' fiscal reporting periods. Typically, uBid experiences reduced sales levels during periods of decreased Internet usage.

  SalesLink

  SalesLink provides supply chain management, product and literature fulfillment services and third-party eFulfillment solutions for its clients' marketing, manufacturing and distribution programs.

  SalesLink provides supply chain management programs for contract manufacturers and OEM clients in the high technology industry. These programs are a form of outsourced manufacturing support services, in which clients retain SalesLink to plan, buy and build-to-order sub-assemblies for computer equipment and consumer electronic products. These outsourced manufacturing services primarily assist companies in the areas of accessory kits, software, literature and promotional products and involve active global supply chain management and coordination of CD-ROM, DVD and diskette replication, product packaging and assembly, print management, electronic order processing and software distribution direct fulfillment and inventory management. SalesLink also offers sophisticated advanced planning services to help its clients optimize product forecasts and minimize inventory investments.

  On behalf of its product and literature fulfillment clients, SalesLink receives orders for promotional collateral and products and fulfills them by assembling and shipping the items requested. Product and literature fulfillment services begin with the receipt of orders by SalesLink's inbound telemarketing staff via phone or electronic transmission directly into SalesLink's computers. Orders are then generated and presented to the production floor where fulfillment packages are assembled and shipped to the end-user or to a broker or distributor. SalesLink also provides product and literature inventory control and warehousing, offering its customer support and management reports detailing orders, shipments, billings, back orders and returns. SalesLink's telemarketing group offers comprehensive inbound business-to-business telemarketing services to support its sales inquiry management and order processing activities. Telemarketing services include lead qualification, order processing fulfillment and marketing analysis. SalesLink also offers outbound business telemarketing services that are tailored to an individual client's needs.

  SalesLink provides advanced end-to-end third-party eFulfillment and logistics services for merchandise through its automated distribution center in Memphis, Tennessee. SalesLink provides order management solutions with real-time verification of data, payment processing, fraud detection, order routing and auditing and status reporting. SL IQLink(TM), SalesLink's premier Web tool for organizing and distributing products and materials, acts as a central repository for product information to ensure immediate order processing. This powerful online resource center connects to SL FlagShip(TM), SalesLink's comprehensive order fulfillment and management tool that provides customized reporting and analyses. SKU tracking and monitoring capabilities to code, summarize and index information essential to planning future inventory requirements.

 Search and Portals

  AltaVista

  AltaVista's patented search technology positions AltaVista as a leading global search provider for Internet users and businesses. AltaVista is a leading search engine among Web users and a premier provider of high-powered search software to intranet, enterprise and e-commerce clients around the globe. By innovating its proven search technology and adapting to the changing complexity of the Internet, AltaVista helps users find what they need as quickly and as intuitively as possible. AltaVista is organized along two business lines, Internet Search Services and Enterprise Search Software.

  AltaVista's Internet Search Services business provides integrated search results from highly targeted search centers, offering users immediate access to the most relevant information including Web pages, multimedia files, products and services, up-to-the minute news, and a free language translation service with Babel Fish. Vertical search centers aggregate information into highly segmented indices, helping users better refine their search and quickly access the most pertinent, useful information. AltaVista also has locally optimized, translated search sites in 20 countries.

  AltaVista's Enterprise Search Software business offers scalable and flexible search software that is used by over 1,000 companies, including Amazon.com, Borders.com, Buy.com, the FBI, NASA, DaimlerChrysler and Siemens. This state-of-the-art search technology converts unstructured data across the enterprise into valuable, relevant and accessible information for Internet, intranet or extranet users. With global language support and proven performance, AltaVista's search software is customizable to meet the specific needs of business, government, education and research communities.

  MyWay

  MyWay is a provider of online portal services and business directories to leading media, telecommunication and other companies. MyWay's flagship product, Homebase(TM), is a portal platform for designing websites that integrate value-added content from leading providers with local content provided by customers and other useful features of interest to online users. Homebase is designed for media companies with valuable brand, content, advertising and merchant connections that can be enhanced online, telecommunications companies with successful online directory services that can be expanded to take advantage of the latest tools and trends on the Internet, and corporations that would like to provide value-added portals to their online offerings for employees, vendors and customers.

  MyWay also offers its Business Directory(TM) solution, designed for companies interested in offering online yellow pages or local information services. Business Directory comes complete with location and category search, maps and directions and support for enhanced listings, online shopping and premium advertising and

Web-enabling tools. Business Directory, offered both as a component of Homebase or separately, includes over 20 million businesses nationwide.

 Infrastructure and Enabling Technologies

  NaviSite

  NaviSite is a provider of outsourced Web hosting and managed application services for companies conducting mission-critical business on the Internet, including enterprises and other businesses deploying Internet applications. NaviSite combines a highly scalable and developed infrastructure with experience, intellectual property, skill sets, processes and procedures for delivering managed hosting services. NaviSite helps customers focus on their core competencies by outsourcing the management and hosting of their Web operations and applications, allowing customers to improve the efficiency of their Web operations. NaviSite's SiteHarbor(R) solutions provide secure, reliable, co-location and high-performance hosting services, including high-performance Internet access, and high-availability server management solutions through load balancing, clustering, mirroring and storage services.

  In addition, NaviSite also provides related professional and consulting services. NaviSite's enhanced management services, beyond basic co-location and hosting, are designed to meet the expanding needs of businesses as their Web sites and Internet applications become more complex and as their needs for outsourcing all aspects of their online businesses intensify. NaviSite's application services, which include application hosting, management and rental, provide cost-effective access to, as well as rapid deployment and reliable operation of, business-critical applications, including managed services for streaming media.

  Equilibrium

  Equilibrium develops and markets automated imaging software that streamlines the production and deployment of digital image assets. Equilibrium's products enable companies to reduce image production time and expenses and create more engaging customer experiences by enabling the dynamic preparation, optimization and delivery of digital images to virtually any device.

  MediaRich(TM) is server-based imaging software that provides dynamic imaging and automation capabilities for the production, generation and delivery of image assets. Images across an entire Web site can be deployed and modified at any desired frequency to keep content fresh and up-to-date. MediaRich also creates innovative imaging possibilities such as interactivity and personalized user experiences.

  DeBabelizer(TM) is desktop software that automatically prepares digital images for delivery in any medium on any platform. DeBabelizer enables users in all areas of the digital convergence, including Web development, imaging, publishing, corporate presentations, multimedia and digital video, to automatically acquire, edit, optimize and convert images, graphics, animations and video frames.

  CMGion

  CMGion is an early-stage company developing software to provide predictive, automated provisioning of services, aimed at improving the performance and efficiency of systems, applications, storage and networks.

 Internet Professional Services

  Tallan

  Tallan provides business-critical applications strategy, design, development and implementation services for Global 2000 and brand name online firms. With more than 15 years of custom development in large, distributed systems, Tallan combines the best talent with the best technologies to provide critical, complex solutions to satisfy clients' eBusiness demands.

  Tallan focuses on strategy, development, creative and infrastructure services to plan, design, build and implement comprehensive solutions for client business and technology needs. Tallan's Strategic Services group provides strategic analysis and consulting to clients to develop a business model and plan, analyze market, industry and competitive information, create financial models, complete a technology assessment and deliver a high-level technical architecture. Tallan's Development and Infrastructure groups work together with the client to design and build the required systems, platforms and networks to enable and support the client's business model and plan. Tallan's Creative Services group works to bring the client brand and user experience into the online arena through the right mix of creativity, design, marketing and technology expertise, while enabling seamless integration with the work done by the Development and Infrastructure groups.

 Venture Capital

  The Company's first Internet venture fund, CMG@Ventures I, was formed in April 1995. The Company owns 100% of the capital and is entitled to approximately 77.5% of the cumulative net profits of CMG@Ventures I. The Company's second Internet venture fund, CMG@Ventures II, was formed in October 1996. The Company owns 100% of the capital and is entitled to 80% of the cumulative net profits of CMG@Ventures II.

  CMGI formed the @Ventures III venture capital fund (@Ventures III Fund) in August 1998. The @Ventures III Fund secured capital commitments from outside investors and CMGI, to be invested in emerging Internet and technology companies. 78.1% of amounts committed to the @Ventures III Fund are provided through two entities, @Ventures III L.P. and @Ventures Foreign Fund III, L.P. CMGI does not have a direct ownership interest in either of these entities, but CMGI is entitled to approximately 2% of the cumulative net capital gains realized by both entities. Management of these entities is the responsibility of @Ventures Partners, III, LLC (@Ventures Partners III). CMG@Ventures III co-invests with the @Ventures III Fund in all portfolio companies. CMGI owns 100% of the capital and is entitled to approximately 80% of the cumulative net capital gains realized by CMG@Ventures III. @Ventures Partners III is entitled to the remaining 20% of the net capital gains realized by CMG@Ventures III. The remaining 2% committed to the @Ventures III Fund is provided by a fourth entity, @Ventures Investors, LLC, in which CMGI has no ownership. During fiscal year 2000, CMGI formed an expansion fund to the @Ventures III Fund to provide follow-on financing to existing @Ventures III Fund investments. The expansion fund has a structure that is substantially identical to the @Ventures III Fund, and CMGI's interests in such fund are comparable to its interests in the @Ventures III Fund.

  In fiscal year 2001, CMGI formed CMGI@Ventures IV, LLC (CMGI@Ventures IV), a single evergreen fund to invest in emerging Internet service and technology companies, by merging three separate venture capital funds formed in fiscal year 2000 (CMGI@Ventures IV, LLC, CMGI@Ventures B2B LLC and CMGI@Ventures Technology Fund, LLC). CMGI owns 100% of the capital and is entitled to a percentage (ranging from approximately 80% to approximately 92.5%) of the net profits realized by CMGI@Ventures IV on each of its investments.

  An aggregate of approximately $435 million has been invested by CMGI's venture capital affiliates through July 31, 2001.

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

  The Company's subsidiaries attend numerous trade shows in the Internet and high technology markets, while further supplementing marketing efforts with space advertising and product and services listings in appropriate directories. In addition, user group meetings are sponsored for customers, where new products and services are highlighted. CMGI also markets through public relations, its Web site, internally sponsored events, externally facing trade shows and the recently acquired stadium naming rights to CMGI Field. In addition, in certain instances, CMGI and its subsidiaries have complemented these activities by retaining advertising and public relations agencies.

Competition

  The market for Internet products and services is rapidly evolving, highly competitive and characterized by few significant barriers to entry. Although the Company believes that the diverse segments of the Internet market will provide opportunities for more than one provider of products and services similar to those of the Company, it is possible that a single provider may dominate one or more market segments. The Company believes the principal competitive factors in its markets include name recognition, performance, ease of use, variety of value-added services, functionality and features, and quality of support. Competitors include a wide variety of companies and organizations, including Internet software, content, service and technology companies, telecommunication companies, cable companies, equipment/technology suppliers and traditional retailers. Some of the Company's existing competitors, as well as a number of potential competitors, have greater financial, technical and marketing resources than the Company. The Company may also be affected by competition from licensees of its products and technology. There can be no assurance that the Company's competitors will not develop Internet products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings.

Research and Development

  The Company develops and markets a variety of Internet-related products and services. These industries are characterized by rapid technological development. The Company believes that its future success will depend in large part on its ability to continue to enhance its existing products and services and to develop other products and services which complement existing ones. In order to respond to rapidly changing competitive and technological conditions, the Company expects to continue to incur significant research and development expenses during the initial development phase of new products and services as well as on an on-going basis.

  During fiscal years 2001, 2000 and 1999, the Company expended approximately $159.0 million, $153.9 million and $22.3 million, respectively, or approximately 13%, 17% and 12%, respectively, of net revenue, on research and development. Information regarding in-process research and development expenses in connection with acquisitions and investments is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 below.

Intellectual Property Rights

  The Company relies upon a combination of patent, trade secret, copyright and trademark laws to protect its intellectual property. The Company owns, or holds licenses to use, numerous patents. New patents, trade secrets and other intellectual property are from time to time developed or obtained through the Company's research and development and acquisition activities. None of the Company's segments is substantially dependent on any single or group of related patents, trademarks, copyrights or licenses.

Employees

  At July 31, 2001, the Company employed a total of 3,584 persons on a full-time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

Other

  Certain segment information, including revenue and profit information, is set forth in Note 3 of the Notes to Consolidated Financial Statements included in Item 8 below and in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 below, and is incorporated herein by reference.

  Significant customers information is set forth under the heading "Diversification of Risk" in Note 2 of the Notes to Consolidated Financial Statements included in Item 8 below and is incorporated herein by reference.

  For each of the last three fiscal years, substantially all of the Company's revenues from external customers were attributed to the Company's North American operations, and substantially all of the Company's assets were located in the United States. None of the Company's segments is dependent on foreign operations.

  Because of the diversity of the Company's products and services, as well as the wide geographic dispersion of its facilities, the Company uses numerous sources for the wide variety of raw materials needed for its operations. The Company has not been adversely affected by inability to obtain raw materials.

ITEM 2.--PROPERTIES

  The location and general character of the Company's principal properties by industry segment as of October 15, 2001 are as follows:

 Interactive Marketing Segment

  In its Interactive Marketing segment, the Company leases approximately 630,000 square feet of office, storage, production and assembly, sales and marketing, and operations space, principally in California, Massachusetts, Illinois, North Carolina and Europe under leases expiring from 2001 to 2010. Approximately 50,000 square feet is sublet to third parties.

 eBusiness and Fulfillment Segment

  In its eBusiness and Fulfillment segment, the Company leases approximately 1,220,000 square feet of office, storage, warehouse, production and assembly, sales and marketing, and operations space, principally in Massachusetts, Tennessee, California, Illinois and Mexico under leases expiring from 2001 to 2013.

 Search and Portals Segment

  In its Search and Portals segment, the Company leases approximately 450,000 square feet of office, administrative, engineering, sales and marketing, operations and data center space, principally in California, Massachusetts and New York under leases expiring from 2001 to 2009. Approximately 34,000 square feet is sublet to third parties.

 Infrastructure and Enabling Technologies Segment

  In its Infrastructure and Enabling Technologies segment, the Company leases approximately 447,000 square feet of office, storage, production and assembly, sales and marketing, data center and operations space, principally in Massachusetts, California, Washington and Texas, under leases expiring from 2001 to 2011.

 Internet Professional Services Segment

  In its Internet Professional Services segment, the Company leases approximately 89,000 square feet of office, storage, production and assembly, sales and marketing, and operations space, principally in Connecticut, Virginia and New York under leases expiring from 2001 to 2007.

 Other

  In addition, the Company leases approximately 323,000 square feet principally in Massachusetts, California, Illinois, New York and Europe, under leases expiring from 2002 to 2010. These facilities consist of executive office space for the Company's corporate and venture capital line of business headquarters, as well as administrative, engineering, sales and marketing, and operations space.

ITEM 3.--LEGAL PROCEEDINGS

  In August 2001, Jeffrey Black, a former employee of AltaVista, filed a complaint in Superior Court of the State of California (Santa Clara County) against the Company and AltaVista alleging certain claims arising out of the termination of Mr. Black's employment with AltaVista. As set forth in the complaint, Mr. Black is seeking monetary damages in excess of $70 million. The Company and AltaVista believe these claims are without merit and plan to vigorously defend against these claims.

  The Company is also a party to litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operation or financial condition.

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of the Company's stockholders during the fourth quarter of 2001.

ITEM 5.--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

  Market information is set forth in Note 21 of the Notes to Consolidated Financial Statements included in Item 8 below and is incorporated herein by reference.

  On October 19, 2001, there were approximately 5,400 holders of record of Common Stock of the Company.

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

  On June 15, 2001, pursuant to the terms of promissory notes issued by the Company on June 15, 2000 to certain of the former members of Shortbuzz.com LLC (Shortbuzz) in connection with the Company's acquisition of Shortbuzz, the Company issued an aggregate of 3,592 shares of Common Stock to the noteholders upon conversion of such notes. The shares of Common Stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended, as a security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved with the issuance and sale of the shares of Common Stock.

ITEM 6.--SELECTED CONSOLIDATED FINANCIAL DATA

  The following table sets forth selected consolidated financial information of the Company for the five years ended July 31, 2001. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere or incorporated by reference in this report. The following consolidated financial data includes the results of operations (from dates of acquisition) of the Company's fiscal 1997 acquisition of Pacific Direct Marketing Corporation, the fiscal 1998 acquisitions of Accipiter, Inc., InSolutions, Inc., Servercast Communications, LLC and On-Demand Solutions, Inc., the fiscal 1999 acquisitions of Magnitude Network, Inc., 2CAN Media, Inc., Internet Profiles Corporation, Activerse, Inc., Nascent Technologies, Inc., Netwright, LLC and Digiband, Inc., the fiscal 2000 acquisitions of AltaVista Company, AdForce, Inc., Flycast Communications Corporation, yesmail.com, inc., Tallan, Inc., uBid,

Inc. and eighteen other companies and the fiscal year 2001 acquisitions of Space Media Holding Limited and MediaBridge Technologies, Inc. See Note 8 to the Company's consolidated financial statements for further information concerning these acquisitions. The historical results presented herein are not necessarily indicative of future results.

                                          Years ended July 31,
                          --------------------------------------------------------
                             2001         2000         1999       1998      1997
                          -----------  -----------  ----------  --------  --------
                                 (in thousands, except per share data)
Consolidated Statement
 of Operations Data:
Net revenue.............  $ 1,237,702  $   890,421  $  186,389  $ 92,197  $ 67,306
Cost of revenue.........    1,131,778      735,164     179,553    83,021    42,116
Research and development
 expenses...............      158,960      153,930      22,253    19,108    17,767
In-process research and
 development expenses...        1,462       65,683       6,061    10,325     1,312
Selling, general and ad-
 ministrative expenses..      674,763      673,801      89,054    46,909    45,777
Amortization of intangi-
 ble assets and stock-
 based compensation.....    1,490,714    1,402,675      16,127     3,093     1,254
Impairment of long
 lived-assets...........    3,334,133       34,205         --        --        --
Restructuring...........      217,219       14,770         --        --        --
                          -----------  -----------  ----------  --------  --------
Operating loss..........   (5,771,327)  (2,189,807)   (126,659)  (70,259)  (40,920)
Interest income (ex-
 pense), net............        5,978      (15,096)        269      (870)    1,749
Gains on issuance of
 stock by subsidiaries
 and affiliates.........      121,794       80,387     130,729    46,285       --
Other gains (losses),
 net....................     (357,547)     525,265     758,312    96,562    27,140
Other income (expense),
 net....................      461,991      113,385     (13,406)  (12,899)     (769)
Income tax benefit (ex-
 pense).................      161,531      121,173    (325,402)  (31,555)   (2,034)
                          -----------  -----------  ----------  --------  --------
Income (loss) from con-
 tinuing operations.....   (5,377,580)  (1,364,693)    423,843    27,264   (14,834)
Discontinued operations,
 net of income taxes....          --           --       52,397     4,640    (7,193)
                          -----------  -----------  ----------  --------  --------
Net income (loss).......   (5,377,580)  (1,364,693)    476,240    31,904   (22,027)
Preferred stock accre-
 tion and amortization
 of discount............       (7,499)     (11,223)     (1,662)      --        --
                          -----------  -----------  ----------  --------  --------
Net income (loss) avail-
 able to common stock-
 holders................  $(5,385,079) $(1,375,916) $  474,578  $ 31,904  $(22,027)
                          ===========  ===========  ==========  ========  ========
Diluted earnings (loss)
 per share:
Earnings (loss) from
 continuing operations..  $    (16.34) $     (5.26) $     2.05  $   0.15  $  (0.10)
Discontinued opera-
 tions..................          --           --         0.25      0.03     (0.05)
                          -----------  -----------  ----------  --------  --------
Net earnings (loss).....  $    (16.34) $     (5.26) $     2.30  $   0.18  $  (0.15)
                          ===========  ===========  ==========  ========  ========
Shares used in computing
 diluted net earnings
 (loss) per share.......      329,623      261,555     206,832   180,120   150,864
                          ===========  ===========  ==========  ========  ========
Consolidated Balance
 Sheet Data:
Working capital.........  $   581,316  $ 1,110,105  $1,381,005  $ 12,784  $ 38,554
Total assets............    2,185,565    8,557,107   2,404,594   259,818   146,248
Long-term obligations...      240,911      278,968      34,867     5,801    16,754
Redeemable preferred
 stock..................      390,640      383,140     411,283       --        --
Stockholders' equity....      883,420    5,785,802   1,062,461   133,136    29,448

ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed below in "Factors That May Affect Future Results," and elsewhere in this report, and the risks discussed in the Company's other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Basis of Presentation

  Certain amounts for prior periods in the accompanying consolidated financial statements, and in the discussion below, have been reclassified to conform with current period presentations.

Overview

  CMGI, Inc. (together with its consolidated subsidiaries, "CMGI" or the "Company") is a diversified Internet operating and development company. The Company's subsidiaries have been classified in the following five operating segments: (i) Interactive Marketing, (ii) eBusiness and Fulfillment, (iii) Search and Portals, (iv) Infrastructure and Enabling Technologies and (v) Internet Professional Services. CMGI's affiliated venture capital arm is comprised of several venture capital funds that focus on investing in companies involved in various aspects of the Internet and Internet technology. CMGI's business strategy over the years has led to the development, acquisition and operation of majority-owned subsidiaries focused on the Internet and Internet technologies, as well as the strategic investment in other Internet companies that have demonstrated synergies with CMGI's core businesses. The Company's strategy also envisions and promotes opportunities for synergistic business relationships among its subsidiaries, investments and affiliates.

  CMGI's Interactive Marketing companies provide services and solutions for marketers and advertisers to enhance the effectiveness and efficiency of their online programs. Engage offers software products and services that enable marketers and advertisers to streamline and improve the management and delivery of marketing programs and materials. Yesmail provides comprehensive permission-based email marketing technologies and services.

  CMGI's eBusiness and Fulfillment companies work across the entire eBusiness value chain to sell and deliver goods from the manufacturer to the customer. uBid offers an auction platform and SalesLink provides supply chain and fulfillment services. Auction is ideally suited to the medium of the Internet, allowing buyers and sellers to transact independently across borders and across time zones. Taking a business digital entails far more than merely putting customer interaction functions online. It also requires readjustment of internal business processes, coordination of order sources and reorganization of supply chain, inventory and fulfillment processes.

  CMGI's Search and Portals companies provide products and services which connect Internet, extranet and intranet users to information. AltaVista is a leading global search provider for Internet users and businesses that delivers access to the most relevant information. MyWay is a provider of services and solutions designed to allow businesses to customize online portals for their employees, vendors and customers.

  CMGI's Infrastructure and Enabling Technologies companies include NaviSite, NaviPath, Inc. (NaviPath) through the end of fiscal year 2001, Equilibrium and CMGion. These companies provide products and services essential to business operations on the Internet, including outsourced managed applications, technology platforms for automating digital imagery and applications designed to improve the performance of systems and networks.

  Tallan, CMGI's Internet Professional Services company, offers strategy consulting, creative services and infrastructure development to Global 2000 companies seeking to initiate, enhance or redirect their presence on the Internet.

  In addition, the Company maintains interests in several venture funds:
CMG@Ventures I, CMG@Ventures II, CMG@Ventures III, CMG@Ventures Expansion and CMGI@Ventures IVCMGI@Ventures IV. CMGI's venture funds invest in emerging Internet service and technology companies, introducing innovative and promising technology companies into the CMGI network to complement and create competitive advantage throughout the extended family of companies. The Company anticipates and promotes synergies between these strategic positions and CMGI's core businesses, including speeding technological innovation and access to markets.

Results of Operations

Fiscal 2001 compared to Fiscal 2000

NET REVENUE:

                                     % of 2001          % of 2000
                                     Total Net          Total Net
                             2001     Revenue    2000    Revenue  2001 vs. 2000 % Change
                          ---------- --------- -------- --------- ------------- --------
                                                  (in thousands)
Interactive Marketing...  $  133,449     11%   $187,348     21%     $(53,899)     (29)%
eBusiness and Fulfill-
 ment...................     691,414     56%    345,177     39%      346,237      100%
Search and Portals......     182,280     15%    236,778     26%      (54,498)     (23)%
Infrastructure and
 Enabling Technologies..     136,095     11%     78,620      9%       57,475       73%
Internet Professional
 Services...............      94,464      7%     42,498      5%       51,966      122%
                          ----------           --------             --------
Total...................  $1,237,702    100%   $890,421    100%     $347,281       39%
                          ==========    ===    ========    ===      ========      ===

  The increase in 2001 net revenue compared to 2000 was largely a result of the full year impact of the acquisitions of uBid in April 2000 and Tallan in March 2000 and increased net revenue growth at NaviSite and NaviPath during fiscal year 2001, partially offset by the sale or closing of operations of several companies during fiscal year 2001. The decrease in net revenue within the Interactive Marketing segment was primarily the result of decreased net revenue at Engage resulting from a decline in the on-line advertising market, partially offset by Engage's acquisition of MediaBridge Technologies, Inc. (MediaBridge) during fiscal year 2001 and the full year impact of CMGI's acquisition of Yesmail in March 2000. Subsequent to July 31, 2001, Engage announced it had ceased its media business, which comprised approximately 50% and 69% of the Interactive Marketing segment net revenue for fiscal year 2001 and 2000, respectively, and would be focusing on interactive software and services. The increase in net revenue within the eBusiness and Fulfillment segment was primarily the result of the full year impact of the fiscal year 2000 acquisition of uBid, partially offset by the sale of a majority interest in Signatures SNI, Inc. (Signatures) in February 2001 and decreased net revenue at SalesLink as a result of the decline in volume within SalesLink's e-commerce and fulfillment and literature distribution lines of business. The decrease in net revenue at SalesLink was partially offset by the growth of net revenue within its supply chain management line of business. During the fourth quarter of fiscal year 2001, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", and accordingly adjusted net revenue at uBid by $27.6 million and $7.6 million in fiscal year 2001 and 2000, respectively. These adjustments reduce both net revenue and cost of revenue and have no impact on operating loss. The decrease in net revenue within the Search and Portals segment was primarily the result of a decrease in net revenue at AltaVista due to reduced net revenue from certain strategic deals renegotiated during fiscal year 2001, the softness in the on-line advertising market and certain changes in AltaVista's business strategy from a focus on on-line advertising to a focus on search software. The increase in net revenue within the Infrastructure and Enabling Technologies segment was primarily the result of increased net revenue from NaviSite and NaviPath and the full year impact of the acquisition of Activate, Inc. (Activate) in November 1999, partially offset by a decrease in net revenue at CMGion's majority-owned subsidiary, AdForce, Inc. (AdForce) primarily due to a decline in its on-line advertising market and the effect of closing AdForce's operations in June 2001. The increase in net revenue for NaviSite during fiscal year 2001 was primarily due to the growth of its customer base facilitated by the build-out of its data center facilities. The increase in net revenue for NaviPath during fiscal year 2001 primarily related to the growth in the number of users and hours due to the expansion of its network coverage across the United States and Canada. Subsequent to July 31, 2001, the Company ceased funding the operations of NaviPath, which comprised approximately 24% and 21% of the net revenue in the Infrastructure and Enabling Technologies segment in fiscal year 2001 and 2000, respectively. The increase in net revenue within the Internet Professional Services segment was primarily the result of the full year impact of the acquisition of Tallan in April 2000. The Company expects net revenue to decrease in fiscal year 2002 primarily due to the full year impact of management's restructuring initiatives and the full year impact of the sale and closing of operations of several companies and the decline in the Internet professional services market.

COST OF REVENUE:

                                      % of 2001            % of 2000
                                       Segment              Segment
                             2001    Net Revenue   2000   Net Revenue 2001 vs. 2000 % Change
                          ---------- ----------- -------- ----------- ------------- --------
                                                    (in thousands)
Interactive Marketing...  $   97,822      73%    $130,198      69%      $(32,376)     (25)%
eBusiness and Fulfill-
 ment...................     616,861      89%     293,942      85%       322,919      110%
Search and Portals......      90,335      50%     126,008      53%       (35,673)     (28)%
Infrastructure and
 Enabling Technologies..     257,366     189%     152,077     193%       105,289       69%
Internet Professional
 Services...............      69,394      73%      32,939      78%        36,455      111%
                          ----------             --------               --------
Total...................  $1,131,778      91%    $735,164      82%      $396,614       54%
                          ==========     ===     ========     ===       ========      ===

  Cost of revenue consisted primarily of expenses related to the cost of products purchased for sale or distribution. Additionally, cost of revenue included expenses related to the content, connectivity and production associated with delivering the Company's products and services. The increase in 2001 cost of revenue compared to 2000 was largely attributable to the full year impact of the fiscal year 2000 acquisitions of uBid and Tallan and the costs associated with the expansion of network infrastructure at NaviSite and NaviPath. These increases were partially offset by decreases related to the implementation of the Company's restructuring initiatives, which included the sale or closing of operations of several companies during fiscal year 2001 and actions taken at several of the remaining subsidiaries to increase operational efficiencies, improve margins and further reduce expenses. The Company's gross margin percentage decreased to approximately 9% for fiscal year 2001 from 18% for the prior fiscal year primarily as a result of the full year impact of companies acquired in fiscal year 2000, the decline in net revenue from on-line advertising and the increasing costs associated with the expansion of network infrastructure. The decrease in cost of revenue within the Interactive Marketing segment was primarily due to a reduction in headcount and reduced royalty expenses paid to Web publishers at Engage as a result of the restructuring initiatives implemented during fiscal year 2001, partially offset by the impact of the fiscal year 2001 acquisition of MediaBridge. Gross margins for the Interactive Marketing segments decreased to approximately 27% for fiscal year 2001 from approximately 31% for the prior fiscal year primarily due to a significant decline in net revenue from the on-line advertising business while content delivery costs remained fixed, partially offset by the positive gross margin contributions of the MediaBridge business. The increase in cost of revenue within the eBusiness and Fulfillment segment was primarily due to the full year impact of the fiscal year 2000 acquisition of uBid, partially offset by the sale of a majority interest in Signatures during fiscal year 2001. Gross margins in the eBusiness and Fulfillment segment decreased to approximately 11% for fiscal year 2001 from approximately 15% for fiscal year 2000 primarily due to the full year impact of the acquisition of uBid and a change in the mix of business at SalesLink from literature distribution services and e-commerce fulfillment to supply chain management. The decrease in cost of revenue within the Search and Portals segment was primarily due to the change in the business strategies at AltaVista and MyWay and the closing of operations at iCAST Corporation (iCAST) in January 2001. AltaVista made certain changes in its business strategy in an effort to move from a focus on on-line advertising to a focus on search software. Gross margins increased within the Search and Portal segment to approximately 50% for fiscal year 2001 from approximately 47% for fiscal year 2000 primarily due to the shift in focus from the lower margin on-line advertising model to a higher margin search software business model. The increase in cost of revenue within the Infrastructure and Enabling Technologies segment was primarily due to increased costs to support the growth of the customer base and network usage at NaviSite and NaviPath during fiscal year 2001 and the full year impact of the fiscal year 2000 acquisitions of Activate, AdForce (January 2000) and Equilibrium (January 2000). Gross margins within the Infrastructure and Enabling Technologies segment have increased to (89%) in fiscal year 2001 from (93%) in fiscal year 2000. The negative gross margin within the Infrastructure and Enabling Technologies segment was primarily due to increased costs to build and develop network capacity and price declines as a result of the excess availability of network capacity created by the decline of the "dot com" sector. The increase in cost of revenue within the Internet Professional Services segment was primarily related to the full year impact of the acquisition of Tallan. Gross margins within the Internet Professional Services segment have increased to approximately 27% in fiscal year 2001 from approximately 22% in fiscal year 2000 primarily due to a change in focus from a mix of product offerings and services to solely services.

RESEARCH AND DEVELOPMENT EXPENSES:

                                   % of 2001            % of 2000
                                    Segment              Segment
                           2001   Net Revenue   2000   Net Revenue 2001 vs. 2000 % Change
                         -------- ----------- -------- ----------- ------------- --------
                                                  (in thousands)
Interactive Marketing... $ 45,560      34%    $ 31,807      17%      $ 13,753       43%
eBusiness and Fulfill-
 ment...................      703       1%       2,571     --          (1,868)     (73)%
Search and Portals......   68,950      38%      89,661      38%       (20,711)     (23)%
Infrastructure and En-
 abling
 Technologies...........   43,747      32%      26,906      34%        16,841       63%
Internet Professional
 Services...............      --      N/A        2,985       7%        (2,985)     N/A
                         --------             --------               --------
Total................... $158,960      13%    $153,930      17%      $  5,030        3%
                         ========     ===     ========     ===       ========      ===

  Research and development expenses consisted primarily of personnel and related costs to design, develop, enhance, test and deploy the Company's products and services either prior to the development effort reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. The increase in 2001 research and development expenses compared to 2000 within the Interactive Marketing segment was primarily the result of the full year impact of the acquisitions of AdKnowledge, Inc. (AdKnowledge), Flycast Communications Corporation (Flycast) and Yesmail during fiscal year 2000 and increased development efforts at Engage related to the further development of its software business. The decrease within the Search and Portals segment was primarily the result of the decrease in research and development expense resulting from the closing of operations at iCAST in January 2001 and the closing of certain operations at MyWay, partially offset by increased efforts at AltaVista related to further development of its search software. The increase in the Infrastructure and Enabling Technologies segment was primarily the result of the full year impact of the acquisitions of Activate and Equilibrium during fiscal year 2000 and increased development efforts at NaviSite and CMGion, partially offset by a decrease in development efforts at NaviPath. The decrease within the Internet Professional Services segment was primarily the result of a change in strategy from a focus on product development and services to solely a focus on service offerings. The Company recognizes that an investment in research and development is required to remain competitive; however, the Company expects research and development costs to decrease in absolute dollars and as a percentage of net revenue in fiscal year 2002 primarily due to the full year impact of the sale and closing of operations of several companies and the restructuring initiatives taken at several of its remaining subsidiaries.

IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES:

                                 % of 2001           % of 2000
                                  Segment             Segment
                          2001  Net Revenue  2000   Net Revenue 2001 vs. 2000 % Change
                         ------ ----------- ------- ----------- ------------- --------
                                                (in thousands)
Interactive Marketing... $  700     --      $50,117      27%      $(49,417)      (99)%
Infrastructure and En-
 abling
 Technologies...........    --      --       14,320      18%       (14,320)     (100)%
Other...................    762     --        1,246     --            (484)      (39)%
                         ------             -------               --------
Total................... $1,462     --      $65,683       7%      $(64,221)      (98)%
                         ======     ===     =======     ===       ========      ====

  The fiscal year 2001 in-process research and development expenses relate to the one-time charges taken in connection with the acquisition of MediaBridge in September 2000 and the Company's investment in Avamar Technologies, Inc. The fiscal year 2000 in-process research and development expenses relate to one-time charges taken in connection with the acquisitions of AdForce, AdKnowledge, ExchangePath LLC (ExchangePath), Equilibrium, Flycast and Yesmail and the Company's investment in AnswerLogic, Inc.

SELLING EXPENSES:

                                    % of 2001            % of 2000
                                     Segment              Segment
                            2001   Net Revenue   2000   Net Revenue 2001 vs. 2000 % Change
                          -------- ----------- -------- ----------- ------------- --------
                                                   (in thousands)
Interactive Marketing...  $100,272      75%    $106,214      57%      $  (5,942)     (6)%
eBusiness and Fulfill-
 ment...................    57,620       8%      27,231       8%         30,389     112%
Search and Portals......   136,830      75%     249,391     105%       (112,561)    (45)%
Infrastructure and
 Enabling Technologies..    81,382      60%      59,009      75%         22,373      38%
Internet Professional
 Services...............     4,699       5%       7,112      17%         (2,413)    (34)%
Other...................    12,855     --         6,580     --            6,275      95%
                          --------             --------               ---------
Total...................  $393,658      32%    $455,537      51%      $ (61,879)    (14)%
                          ========     ===     ========     ===       =========     ===

  Selling expenses consisted primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, tradeshow expenses and travel costs. Certain costs related to fulfillment, including distribution and customer service center expenses for activities such as receiving goods and picking of goods for shipment within the Company's eBusiness and Fulfillment segment are classified as selling expenses. Selling expenses decreased during fiscal year 2001 primarily due to a concerted effort by management to reduce sales and marketing expenses throughout the Company as part of its restructuring initiatives. The decrease in selling expenses within the Interactive Marketing segment was primarily the result of the decrease in headcount and the reduction in scope of certain sales and marketing campaigns as a result of the restructuring initiatives at Engage, partially offset by the full year impact of the fiscal year 2000 acquisition of Yesmail. The increase within the eBusiness and Fulfillment segment was primarily the result of the full year impact of the fiscal year 2000 acquisition of uBid, partially offset by the sale of the Company's majority interest in Signatures. The decrease in the Search and Portals segment was primarily the result of the reduction in headcount and certain marketing campaigns at AltaVista, the closing of operations of iCAST and the consolidation of technology platforms at MyWay. The increase in the Infrastructure and Enabling Technologies segment was primarily the result of the full year impact of the fiscal year 2000 acquisitions of Activate and Equilibrium and increased sales and marketing efforts at NaviSite, partially offset by a decrease at NaviPath primarily as a result of a reduction in headcount. The decrease within the Internet Professional Services segment was primarily the result of the change in strategy from a mix of product offerings and services to solely services, partially offset by the full year impact of the acquisition of Tallan. The increase in Other was primarily the result of the costs incurred to develop and produce certain corporate marketing and advertising programs during fiscal year 2001. The Company anticipates its selling costs to decrease in absolute dollars and as a percentage of net revenue in fiscal year 2002 primarily due to the full year impact of the sale and closing of operations of several companies and restructuring initiatives taken at several of its remaining subsidiaries.

GENERAL AND ADMINISTRATIVE EXPENSES:

                                    % of 2001            % of 2000
                                     Segment              Segment
                            2001   Net Revenue   2000   Net Revenue 2001 vs. 2000 % Change
                          -------- ----------- -------- ----------- ------------- --------
                                                   (in thousands)
Interactive Marketing...  $ 48,754      37%    $ 37,392      20%       $11,362       30%
eBusiness and Fulfill-
 ment...................    38,779       6%      29,274       8%         9,505       32%
Search and Portals......    29,966      16%      48,739      21%       (18,773)     (39)%
Infrastructure and
 Enabling Technologies..    65,972      48%      42,492      54%        23,480       55%
Internet Professional
 Services...............    19,780      21%      13,257      31%         6,523       49%
Other...................    77,854      --       47,110      --         30,744       65%
                          --------             --------                -------
Total...................  $281,105      23%    $218,264      25%       $62,841       29%
                          ========     ===     ========     ===        =======      ===

  General and administrative expenses consisted primarily of compensation, facilities costs, bad debt and fees for professional services. The increase in general and administrative expenses in 2001 compared to 2000 was primarily the result of the full year impact of the fiscal year 2000 acquisitions, increased bad debt expense related to the downturn in the Internet industry and the building of infrastructure at the corporate level and at several of the Company's subsidiaries, partially offset by the sale and closing of certain companies and restructuring initiatives taken at several of the remaining subsidiaries. The increase in the Interactive Marketing segment was primarily the result of the full year impact of the fiscal year 2000 acquisitions of AdKnowledge, Flycast and Yesmail, the fiscal 2001 acquisition of MediaBridge and increased bad debt expense recorded by Engage, primarily related to its media business, during fiscal year 2001. The increase in the eBusiness and Fulfillment segment was primarily the result of the full year impact of the acquisition of uBid, partially offset by the sale of a majority interest in Signatures in fiscal year 2001. The decrease in the Search and Portals segment was primarily the result of headcount reductions at AltaVista and MyWay and the closing of operations at iCAST. The increase in the Infrastructure and Enabling Technologies segment was primarily due to increased bad debt expense and the building of management infrastructure at NaviSite and the full year impact of the fiscal year 2000 acquisitions of Activate and Equilibrium, partially offset by the closing of operations at 1stUp.com Corporation (1stUp) and ExchangePath. The increase in the Internet Professional Services segment was primarily the result of the full year impact of the acquisition of Tallan during fiscal year 2000, partially offset by the sale of Nascent Technologies, Inc. (Nascent) in January 2001. The increase in the Other expenses, which includes certain administrative functions such as legal, finance and business development which are not fully allocated to CMGI's subsidiary companies, was primarily the result of the growth of CMGI's corporate infrastructure, including higher personnel costs due to increased headcount, increased information technology costs associated with an upgrade of the Company's information systems and increased professional fees and facilities costs. The Company anticipates its general and administrative costs to decrease in absolute dollars and as a percentage of net revenue in fiscal year 2002 primarily due to the full year impact of the sale and closing of operations of several companies and restructuring initiatives taken at several of its remaining subsidiaries.

AMORTIZATION OF INTANGIBLE ASSETS AND STOCK-BASED COMPENSATION:

                                      % of 2001              % of 2000
                                       Segment                Segment
                             2001    Net Revenue    2000    Net Revenue 2001 vs. 2000 % Change
                          ---------- ----------- ---------- ----------- ------------- --------
                                                     (in thousands)
Interactive Marketing...  $  467,923     351%    $  321,110     171%      $ 146,813      46%
eBusiness and Fulfill-
 ment...................     149,688      22%        40,914      12%        108,774     266%
Search and Portals......     585,134     321%       820,358     346%       (235,224)    (29)%
Infrastructure and
 Enabling Technologies..     139,881     103%       154,397     196%        (14,516)     (9)%
Internet Professional
 Services...............     147,870     157%        65,680     155%         82,190     125%
Other...................         218     --             216     --                2       1%
                          ----------             ----------               ---------
Total...................  $1,490,714     120%    $1,402,675     158%      $  88,039       6%
                          ==========     ===     ==========     ===       =========     ===

  Amortization of intangible assets and stock-based compensation consisted primarily of goodwill amortization expense related to acquisitions made during fiscal year 2000, and, to a lesser degree, acquisitions made in fiscal 2001. The intangible assets recorded as a result of these acquisitions are primarily being amortized over periods ranging from two to five years. Included within amortization of intangible assets and stock-based compensation expenses was approximately $69.3 million and $84.9 million of stock-based compensation for fiscal years 2001 and 2000, respectively. The increase in amortization in the Interactive Marketing segment primarily reflects a full year of amortization in fiscal year 2001 related to the fiscal year 2000 acquisitions of AdKnowledge, Flycast and Yesmail and the fiscal year 2001 acquisition of MediaBridge. This increase was partially offset by the effect of impairment charges recorded during fiscal year 2001 related to certain intangible assets of Engage and Yesmail, including $331.8 million recorded in the fourth quarter. The increase in the eBusiness and Fulfillment segment primarily reflects a full year of amortization in fiscal year 2001 related to the acquisition of uBid. The decrease in the Search and Portals segment primarily reflects impairment charges recorded during fiscal year 2001 related to certain intangible assets of AltaVista and MyWay, including $223.3 million recorded in the fourth quarter. The decrease in the Infrastructure and Enabling Technologies segment was primarily the result of the closing of operations at 1stUp, CMGion's subsidiary, AdForce, and ExchangePath during fiscal year 2001, partially offset by a full year of amortization in fiscal year 2001 related to certain fiscal year 2000 acquisitions. The increase in the Internet Professional Services segment reflects a full year of amortization in fiscal year 2001 related to the acquisition of Tallan. The Company anticipates its amortization of intangible assets and stock-based compensation costs to decrease in absolute dollars and as a percentage of net revenue in fiscal year 2002 primarily due to the full year impact of the impairment charges taken at several subsidiaries during fiscal 2001.

IMPAIRMENT OF LONG-LIVED ASSETS:

                                      % of 2001           % of 2000
                                       Segment             Segment
                             2001    Net Revenue  2000   Net Revenue 2001 vs. 2000 % Change
                          ---------- ----------- ------- ----------- ------------- --------
                                                   (in thousands)
Interactive Marketing...  $1,223,786     917%    $    --      --      $1,223,786       N/A
eBusiness and Fulfill-
 ment...................       7,138       1%      5,014       1%          2,124        42%
Search and Portals......   1,122,298     616%     11,814       5%      1,110,484     9,400%
Infrastructure and
 Enabling Technologies..     394,626     290%     13,332      17%        381,294     2,860%
Internet Professional
 Services...............     586,285     621%      4,045      10%        582,240    14,394%
                          ----------             -------              ----------
Total...................  $3,334,133     269%    $34,205       4%     $3,299,928     9,648%
                          ==========     ===     =======     ===      ==========    ======

  The Company records impairment charges as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. Management determines fair value of goodwill and certain other intangible assets based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company. The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes third-party valuation reports in its determination of fair value. As a result, during management's ongoing review of the value and periods of amortization and depreciation of long-lived assets, it was determined that the carrying value of certain long-lived assets was not fully recoverable. The increase in impairment charges recorded in the Interactive Marketing segment included the write-down of goodwill and other intangible assets at Engage related to its media and software businesses of approximately $868.4 million, of which approximately $327.6 million was recorded in the fourth quarter, and the write-down of goodwill and other intangible assets at Yesmail of approximately $355.4 million, of which approximately $4.2 million was recorded in the fourth quarter. The increase in impairment charges recorded in the Search and Portals segment primarily include the write-down of goodwill and other intangible assets at AltaVista of approximately $1.01 billion, of which approximately $127.3 million was recorded in the fourth quarter, and the write-down of goodwill and other intangible assets at MyWay of approximately $104.8 million, of which approximately $96.0 million was recorded in the fourth quarter. The increase in impairment charges recorded in the Infrastructure and Enabling Technologies segment included the write-down of goodwill and other intangible assets of approximately $335.8 million as a result of the closing of operations at CMGion's subsidiary, AdForce, the write-down of goodwill and other intangible assets at Activate of approximately $30.4 million and the write-down of goodwill and other intangible assets of approximately $22.7 million as a result of the closing of operations at 1stUp. The increase in impairment charges recorded in the Internet Professional Services segment related to the write-down of goodwill and other intangible assets at Tallan of approximately $586.3 million, of which $75.5 million was recorded in the fourth quarter. The other intangible assets that were determined to be impaired within each segment primarily related to a significant reduction in the acquired customer base and turnover of workforce, which was in place at the time of the acquisitions. The impairment factors evaluated by management may change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.

RESTRUCTURING CHARGES:

                                   % of 2001           % of 2000
                                    Segment             Segment
                           2001   Net Revenue  2000   Net Revenue 2001 vs. 2000 % Change
                         -------- ----------- ------- ----------- ------------- --------
                                                 (in thousands)
Interactive Marketing... $ 31,396      24%    $   --      --        $ 31,396       N/A
Search and Portals......   77,452      42%     14,770       6%        62,682       424%
Infrastructure and En-
 abling
 Technologies...........   95,247      70%        --      --          95,247       N/A
Internet Professional
 Services...............    2,043       2%        --      --           2,043       N/A
Other...................   11,081     --          --      --          11,081       N/A
                         --------             -------               --------
Total................... $217,219      18%    $14,770       2%      $202,449     1,371%
                         ========     ===     =======     ===       ========     =====

  The Company's restructuring initiatives involved strategic decisions to exit certain businesses or to re-evaluate the current state of on-going businesses. Restructuring charges consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries to increase operational efficiencies, improve margins and further reduce expenses. Severance charges include employee termination costs as a result of a reduction in workforce of approximately 1,700 positions and salary expense for certain employees involved in the restructuring efforts. Employees affected by the restructuring were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The asset impairment charges primarily relate to the write-off of property and equipment. The restructuring charges incurred in the Interactive Marketing segment primarily related to workforce reductions of approximately
550 positions and the closing of several office locations at Engage, future lease commitments of Engage for associated servers, desktop computers and other telecommunications equipment and the write-off of fixed assets by Engage. The restructuring charges incurred in the Search and Portals segment during fiscal year 2001 primarily consisted of workforce reductions of approximately 410 positions at AltaVista, the termination of a contract with a significant customer and the termination of other contracts by AltaVista in connection with the change in its business strategy. Additional restructuring costs incurred in fiscal year 2001 in the Search and Portals segment included the costs associated with the consolidation of MyWay's technology platforms and the closing of operations at iCAST. The restructuring charges incurred in the Infrastructure and Enabling Technologies segment primarily related to severance costs, the termination of several contracts and other exit costs at NaviPath and CMGion's subsidiary, AdForce, in connection with the closing of their respective operations, severance costs at 1stUp and the write-off of fixed assets by 1stUp and ExchangePath. The increase in the Other expenses primarily related to severance costs and future lease commitments of the Company's European corporate operations and CMGI@Ventures.

OTHER INCOME/EXPENSE:

  Gain on issuance of stock by subsidiaries and affiliates increased $41.4 million, or 52%, to $121.8 million for fiscal year 2001 from $80.4 million for fiscal year 2000. Gain on the issuance of stock by subsidiaries and affiliates for fiscal year 2001 primarily relates to a pre-tax gain of approximately $125.9 million on the issuance of stock by Engage in its acquisitions of MediaBridge and Space Media Holdings Limited (Space) partially offset by a pre-tax loss of approximately $5.0 million on the issuance of stock by Engage to employees as a result of stock option exercises. Gain on issuance of stock by subsidiaries and affiliates for fiscal year 2000 primarily reflects the pre-tax gain of $51.9 million on the issuance of common stock by NaviSite in connection with its initial public offering.

  Other gains (losses), net decreased $882.8 million, or 168%, to ($357.5) million for fiscal year 2001 from $525.3 million for fiscal year 2000. Other gains (losses), net for fiscal year 2001 primarily consisted of a pre-tax loss of approximately $358.9 million on the sale of Pacific Century CyberWorks Limited (PCCW) stock, a pre-tax loss of approximately $255.3 million related to the write-down of the carrying value of certain available-for-sale securities held by the Company, a pre-tax loss of approximately $187.5 million on the write-down of the carrying value of the Company's restricted PCCW stock, a pre-tax loss of approximately $145.7 related to the write-down of the carrying value of certain @Ventures investments held by the Company, a pre-tax loss of approximately $95.9 million on the sale of AltaVista's subsidiary, Raging Bull, Inc. (Raging Bull), and a pre-tax loss of approximately $18.5 million on the sale of the Company's majority interest in Signatures, partially offset by a pre-tax gain of approximately $357.4 million on the sale of Lycos, Inc. (Lycos) stock, a pre-tax gain of approximately $135.3 million on the sale of Kana Communications, Inc. (Kana) stock, a pre-tax gain of approximately $88.4 million on the sale of Yahoo!, Inc. (Yahoo!) stock, a pre-tax gain of approximately $64.2 million on the sale of Terra Networks, S.A. (Terra Networks) stock, a pre-tax gain of approximately $70.9 million on the sale of Critical Path, Inc. (Critical Path) stock and a pre-tax gain of approximately $19.8 million on the sale of a real estate holding by AltaVista. Other gains (losses), net for fiscal year 2000 primarily consisted of a pre-tax gain of approximately $499.5 million on the sale of Yahoo! stock and a pre-tax gain of approximately $53.6 million on the acquisition of Half.com, Inc. (Half.com) by eBay, Inc. (eBay), partially offset by a pre-tax loss of approximately $35.0 million on the write-down of the carrying value of an available-for-sale security.

  Interest income increased $12.5 million to $54.0 million for fiscal year 2001 from $41.5 million for fiscal year 2000, reflecting increased interest income associated with higher cash and cash equivalent balances, partially offset by lower interest rates. Interest expense decreased $8.5 million to $48.1 million for fiscal year 2001 from

$56.6 million for fiscal year 2000, primarily due to the payment in full of the principal on the notes issued in connection with the acquisition of Tallan in fiscal year 2001 and due to the settlement of a portion of the underlying debt associated with the borrowing arrangement entered into in connection with a hedge of the Company's investment in Yahoo! stock.

  Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates decreased $6.2 million to $45.7 million for fiscal year 2001, from $51.9 million for fiscal year 2000, primarily reflecting the effect of the sale of the Company's investment in Half.com to eBay and the effect of the impairment charges taken during fiscal year 2002, partially offset by an increase due to the Company's investment in B2E Solutions, LLC. The Company expects its affiliate companies to continue to invest in the development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

  Minority interest, net increased to $507.7 million for fiscal year 2001 from $165.3 million for fiscal year 2000, primarily reflecting minority interest in net losses of seven subsidiaries during fiscal year 2001, including AltaVista, Engage, MyWay, NaviSite, CMGion, NaviPath and Tallan. The increase is primarily related to an increase in the net losses reported by Engage and AltaVista due to substantial amortization, impairment and restructuring charges recorded during fiscal year 2001.

  Income tax benefit recorded for fiscal year 2001 was approximately $161.5 million and the Company's effective tax rates for fiscal 2001 and 2000 were 3% and 8% respecitvely. The Company's effective tax rate differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax loss primarily as a result of non-deductible goodwill amortization and impairment charges, state taxes and valuation allowances recognized on deferred tax assets. During the year ended July 31, 2001, the Company recorded a valuation allowance against its gross deferred tax assets not expected to be utilized as it is more likely than not that these assets will not be realized in future years. Prior to fiscal 2001, the Company had recorded valuation allowances against net deferred tax assets only with respect to majority owned subsidiaries not included in the Company's federal consolidated tax return group. The increase in the valuation allowance resulted in additional tax expense of approximately $89.0 million for the year ended July 31, 2001.

Fiscal 2000 Compared to Fiscal 1999

NET REVENUE:

                                    As a % of FY            As a % of FY
                                   2000 Total Net          1999 Total Net
                            2000      Revenue       1999      Revenue     2000 vs. 1999 % Change
                          -------- -------------- -------- -------------- ------------- --------
                                                      (in thousands)
Interactive Marketing...  $187,348       21%      $ 26,830       14%        $160,518        598%
eBusiness and Fulfill-
 ment...................   345,177       39%       145,094       78%         200,083        138%
Search and Portals......   236,778       26%         8,238        5%         228,540      2,774%
Infrastructure and
 Enabling Technologies..    78,620        9%         6,101        3%          72,519      1,189%
Internet Professional
 Services...............    42,498        5%           126      --            42,372     33,629%
                          --------                --------                  --------
Total...................  $890,421      100%      $186,389      100%        $704,032        378%
                          ========      ===       ========      ===         ========     ======

  The increase in fiscal year 2000 net revenue compared to fiscal year 1999 was largely a result of acquisitions and increased net revenue growth at existing companies during fiscal year 2000. The fiscal year 2000 acquisitions accounted for approximately 77% of the net revenue increase. The increase in net revenue within the Interactive Marketing segment was primarily the result of the acquisitions of AdKnowledge, Flycast and Yesmail during fiscal year 2000 and increased net revenue from Engage due to an approximately $13.0 million transaction with Compaq Computer Corporation (Compaq), an affiliate of CMGI, and the continued expansion of Engage's customer base. The increase in net revenue within the eBusiness and Fulfillment segment was primarily the result of the acquisitions of uBid and Signatures during fiscal year 2000 and increased volume of turnkey business from Cisco Systems, Inc. (Cisco) at SalesLink. The increase in net revenue within the Search and Portals segment was primarily the result of the acquisition of AltaVista during fiscal year 2000. The increase in net revenue within the Infrastructure and Enabling Technologies segment was primarily the result of increased net revenue from NaviSite and NaviPath and the acquisitions of Activate, AdForce and 1stUp during fiscal year 2000. The increase in net revenue for NaviSite was primarily due to the growth in its customer base facilitated by the build-out of its data center facilities. The increase in net revenue for NaviPath during fiscal year 2000 primarily related to the growth in users due to the expansion of its network coverage across the United States and Canada. The increase in net revenue within the Internet Professional Services segment was primarily the result of the acquisition of Tallan during fiscal year 2000.

COST OF REVENUE:

                                    % of 2000            % of 1999
                                     Segment              Segment
                            2000   Net Revenue   1999   Net Revenue 2000 vs. 1999 % Change
                          -------- ----------- -------- ----------- ------------- --------
                                                   (in thousands)
Interactive Marketing...  $130,198      69%    $ 20,866      78%      $109,332        524%
eBusiness and Fulfill-
 ment...................   293,942      85%     122,728      85%       171,214        140%
Search and Portals......   126,008      53%      10,041     122%       115,967      1,155%
Infrastructure and
 Enabling Technologies..   152,077     193%      25,827     423%       126,250        489%
Internet Professional
 Services...............    32,939      78%          91      72%        32,848     36,097%
                          --------             --------               --------
Total...................  $735,164      82%    $179,553      96%      $555,611        309%
                          ========     ===     ========     ===       ========     ======

  Cost of revenue consisted primarily of expenses related to the content, connectivity and production associated with delivering the Company's products and services. The increase was largely attributable to the increased net revenue due to acquisitions and the acceleration of operations at existing companies across each of the Company's five operating segments during fiscal year 2000. The fiscal year 2000 acquisitions accounted for approximately 66% of the increase in cost of revenue. Cost of revenue as a percentage of net revenue for the Company decreased to 82% for fiscal year ended 2000 from 96% for the prior fiscal year primarily as a result of the substantial net revenue increases across each of the five operating segments and the impact of companies acquired.

RESEARCH AND DEVELOPMENT EXPENSES:

                                    % of 2000           % of 1999
                                     Segment             Segment
                            2000   Net Revenue  1999   Net Revenue 2000 vs. 1999 % Change
                          -------- ----------- ------- ----------- ------------- --------
                                                  (in thousands)
Interactive Marketing...  $ 31,807      17%    $ 8,699      32%      $ 23,108       266%
eBusiness and Fulfill-
 ment...................     2,571     --          --      --           2,571       N/A
Search and Portals......    89,661      38%     10,694     130%        78,967       738%
Infrastructure and
 Enabling Technologies..    26,906      34%      2,709      44%        24,197       893%
Internet Professional
 Services...............     2,985       7%        151     120%         2,834     1,877%
                          --------             -------               --------
Total...................  $153,930      17%    $22,253      12%      $131,677       592%
                          ========     ===     =======     ===       ========     =====

  Research and development expenses consisted primarily of personnel and related costs to design, develop, enhance, test and deploy the Company's product and service efforts either prior to the development effort reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. Research and development expenses as a percentage of net revenue increased during fiscal year 2000 primarily due to acquisitions and increased research and development efforts at existing companies. The fiscal year 2000 acquisitions accounted for approximately 75% of the increase in research and development expenses. The increase within the Interactive Marketing segment was primarily the result of the acquisitions of AdKnowledge, Flycast and Yesmail during fiscal year 2000 and increased development efforts at Engage. The increase within the Search and Portals segment was primarily the result of the acquisition of AltaVista during fiscal year 2000 and the increased development efforts at iCAST and MyWay. The increase in the Infrastructure and Enabling Technologies segment was primarily the result of the acquisitions of Activate, AdForce, Equilibrium, ExchangePath, 1stUp and Tribal Voice, Inc. (Tribal Voice) during fiscal year 2000 and increased development efforts at NaviSite. The increase within the Internet Professional Services segment was primarily the result of increased development efforts at CMGI Solutions, Inc. (CMGI Solutions) during fiscal year 2000.

IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES:

                                  % of 2000          % of 1999
                                   Segment            Segment
                          2000   Net Revenue  1999  Net Revenue 2000 vs. 1999 % Change
                         ------- ----------- ------ ----------- ------------- --------
                                                (in thousands)
Interactive Marketing... $50,117      27%    $4,500      17%       $45,617     1,014%
Search and Portals......     --      --         551       7%          (551)     (100)%
Infrastructure and
 Enabling
 Technologies...........  14,320      18%       --      --          14,320       N/A
Internet Professional
 Services...............     --      --       1,010     802%        (1,010)     (100)%
Other...................   1,246     --         --      --           1,246       N/A
                         -------             ------                -------
Total................... $65,683       7%    $6,061       3%       $59,622       984%
                         =======     ===     ======     ===        =======     =====

  The increase in fiscal year 2000 in-process research and development expenses was the result of the acquisitions of AdForce, AdKnowledge, ExchangePath, Equilibrium, Flycast and Yesmail and the Company's investment in AnswerLogic, Inc.

SELLING EXPENSES:

                                    % of 2000           % of 1999
                                     Segment             Segment
                            2000   Net Revenue  1999   Net Revenue 2000 vs. 1999 % Change
                          -------- ----------- ------- ----------- ------------- --------
                                                  (in thousands)
Interactive Marketing...  $106,214      57%    $19,368      72%      $ 86,846       448%
eBusiness and Fulfill-
 ment...................    27,231       8%      3,300       2%        23,931       725%
Search and Portals......   249,391     105%     11,849     144%       237,542     2,005%
Infrastructure and
 Enabling Technologies..    59,009      75%      9,119     149%        49,890       547%
Internet Professional
 Services...............     7,112      17%         76      60%         7,036     9,258%
Other...................     6,580     --        1,793     --           4,787       267%
                          --------             -------               --------
Total...................  $455,537      51%    $45,505      24%      $410,032       901%
                          ========     ===     =======     ===       ========     =====

  Selling expenses consisted primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, trade show expenses and travel costs. Selling expenses increased as a percentage of net revenue during fiscal year 2000 primarily due to acquisitions and the continued growth of the sales and marketing efforts related to product launches and infrastructure at existing companies. The fiscal year 2000 acquisitions accounted for approximately 76% of the increase in selling expenses. The increase within the Interactive Marketing segment was primarily the result of the acquisitions of AdKnowledge, Flycast and Yesmail during fiscal year 2000 and increased sales and marketing efforts at Engage. The increase within the Search and Portals segment was primarily the result of the acquisition of AltaVista during fiscal year 2000 and the increased sales and marketing efforts related to new product launches and infrastructure at iCAST and MyWay. During fiscal year 2000, AltaVista incurred approximately $110.7 million in advertising costs that primarily related to a print and media advertising campaign. The increase in the Infrastructure and Enabling Technologies segment was primarily the result of the acquisitions of Activate, AdForce, Equilibrium, ExchangePath, 1stUp and Tribal Voice during fiscal year 2000 and increased sales and marketing efforts at NaviSite and NaviPath. The increase within the Internet Professional Services segment was primarily the result of increased sales and marketing efforts at CMGI Solutions during fiscal year 2000 and the acquisition of Tallan.

GENERAL AND ADMINISTRATIVE EXPENSES:

                                    % of 2000           % of 1999
                                     Segment             Segment
                            2000   Net Revenue  1999   Net Revenue 2000 vs. 1999 % Change
                          -------- ----------- ------- ----------- ------------- --------
                                                  (in thousands)
Interactive Marketing...  $ 37,392      20%    $ 6,003      22%      $ 31,389       523%
eBusiness and Fulfill-
 ment...................    29,274       8%     10,739       7%        18,535       173%
Search and Portals......    48,739      21%      9,557     116%        39,182       410%
Infrastructure and
 Enabling Technologies..    42,492      54%      6,189     101%        36,303       587%
Internet Professional
 Services...............    13,257      31%        708     562%        12,549     1,772%
Other...................    47,110     --       10,353     --          36,757       355%
                          --------             -------               --------
Total...................  $218,264      25%    $43,549      23%      $174,715       401%
                          ========     ===     =======     ===       ========     =====

  General and administrative expenses consisted primarily of compensation, facilities costs and fees for professional services. General and administrative expenses increased slightly as a percentage of net revenue during fiscal year 2000 primarily due to acquisitions and the building of management infrastructure at the corporate level and at several of the Company's existing subsidiaries. The fiscal year 2000 acquisitions accounted for approximately 48% of the increase in general and administrative expenses. The increase in the Interactive Marketing segment was primarily the result of the acquisitions of AdKnowledge, Flycast and Yesmail during fiscal year 2000 and the continued building of management infrastructure at Engage. Approximately $5.0 million of the increase in the Interactive Marketing segment specifically related to acquisition costs incurred by Engage related to its acquisition of Adsmart Corporation (Adsmart) and Flycast from CMGI. The increase in the eBusiness and Fulfillment segment was primarily the result of the acquisitions of uBid and Signatures during fiscal year 2000 and the building of management infrastructure at SalesLink. The increase in the Search and Portals segment was primarily the result of the acquisition of AltaVista during fiscal year 2000. The increase in the Infrastructure and Enabling Technologies segment was primarily due to the acquisitions of Activate, AdForce, Equilibrium, ExchangePath, 1stUp and Tribal Voice during fiscal year 2000 and the building of management infrastructure at NaviSite and NaviPath. The increase in the Internet Professional Services segment was primarily the result of the acquisition of Tallan. The increase in the Other expenses, which includes certain administrative functions such as legal, finance and business development which are not fully allocated to CMGI's subsidiary companies, was primarily the result of the growth of CMGI's corporate infrastructure including higher personnel costs due to increased headcount, increased professional fees and facilities costs.

AMORTIZATION OF INTANGIBLE ASSETS AND STOCK-BASED COMPENSATION:

                                     % of 2000           % of 1999
                                      Segment             Segment
                            2000    Net Revenue  1999   Net Revenue 2000 vs. 1999 % Change
                         ---------- ----------- ------- ----------- ------------- --------
                                                  (in thousands)
Interactive Marketing... $  321,110     171%    $ 9,872      37%     $  311,238     3,152%
eBusiness and Fulfill-
 ment...................     40,914      12%      2,705       2%         38,209     1,413%
Search and Portals......    820,358     346%      2,230     --          818,128    36,687%
Infrastructure and En-
 abling
 Technologies...........    154,397     196%        --      --          154,397       N/A
Internet Professional
 Services...............     65,680     155%      1,320     --           64,360     4,876%
Other...................        216     --          --      --              216       N/A
                         ----------             -------              ----------
Total................... $1,402,675     158%    $16,127       9%     $1,386,548     8,598%
                         ==========     ===     =======     ===      ==========    ======

  Amortization of intangible assets and stock-based compensation consisted primarily of goodwill amortization expense related to acquisitions during fiscal year 2000. The fiscal year 2000 acquisitions accounted for approximately 93% of the increase in amortization of intangible assets and stock-based compensation. The intangible assets recorded as a result of the fiscal 2000 acquisitions are being amortized over periods ranging from two to five years. Included within amortization of intangible assets and stock-based compensation expenses was approximately $84.9 million and $1.5 million of stock-based compensation for fiscal years 2000 and 1999, respectively. Approximately $36.6 million of the fiscal 2000 amortization of stock-based compensation expense was related to the acceleration of the vesting of options to purchase approximately 323,000 shares of CMGI stock previously issued to former executives of Flycast under pre-existing severance agreements. The increase in the Interactive Marketing segment was primarily the result of the acquisitions of AdKnowledge, Flycast and Yesmail during fiscal year 2000. The increase in the eBusiness and Fulfillment segment was primarily the result of the acquisitions of uBid and Signatures during fiscal year 2000. The increase in the Search and Portals segment was primarily the result of the acquisition of AltaVista during fiscal year 2000. Intangible assets related to the AltaVista acquisition are being amortized primarily over a three year period. The increase in the Infrastructure and Enabling Technologies segment was primarily the result of the acquisitions of Activate, AdForce, Equilibrium, ExchangePath, 1stUp and Tribal Voice during fiscal year 2000. The increase in the Internet Professional Services segment was primarily the result of the acquisition of Tallan during fiscal year 2000.

IMPAIRMENT OF LONG-LIVED ASSETS:

                                  % of 2000        % of 1999
                                   Segment          Segment
                          2000   Net Revenue 1999 Net Revenue 2000 vs. 1999 % Change
                         ------- ----------- ---- ----------- ------------- --------
                                               (in thousands)
eBusiness and Fulfill-
 ment................... $ 5,014       1%    $--      --         $ 5,014      N/A
Search and Portals......  11,814       5%     --      --          11,814      N/A
Infrastructure and
 Enabling
 Technologies...........  13,332      17%     --      --          13,332      N/A
Internet Professional
 Services...............   4,045      10%     --      --           4,045      N/A
                         -------             ----                -------
Total................... $34,205       4%    $--      --         $34,205      N/A
                         =======     ===     ====     ===        =======      ===

  The Company records impairment charges as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. Management determines fair value of goodwill and certain other intangible assets based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company. The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes valuation reports in its determination of fair value. As a result, during management's ongoing review of the value and periods of amortization and depreciation of long-lived assets, it was determined that the carrying value of certain long-lived assets were not fully recoverable. The impairment charges recorded in the eBusiness and Fulfillment segment primarily relate to the write-down of goodwill at SalesLink. The impairment charges recorded in the Search and Portals segment primarily relate to the write-down of goodwill and other intangible assets at Magnitude Network, Inc. The impairment charges recorded in the Infrastructure and Enabling Technologies segment relate to the write-down of goodwill and other intangible assets related to the closing of the operations at Activerse, Inc. The impairment charges recorded in the Internet Professional Services segment related to the write-down of goodwill and other intangible assets at CMGI Solutions. The other intangible assets that were determined to be impaired within each segment primarily related to a significant reduction in the acquired customer base and turnover of workforce, which was in place at the time of the acquisition.

RESTRUCTURING CHARGES:

  During fiscal year 2000 the Company recorded approximately $14.8 million in restructuring charges. The restructuring charges were incurred within the Search and Portals segment and primarily consisted of a $12.3 million charge incurred by AltaVista related to the renegotiation of a contract with a significant customer.

OTHER INCOME/EXPENSE:

  Gains on issuance of stock by subsidiaries and affiliates decreased $50.3 million, or 39%, to $80.4 million for fiscal year 2000 from $130.7 million for fiscal year 1999. Gains on the issuance of stock for fiscal year 2000 primarily related to a pre-tax gain of approximately $51.9 million on the issuance of stock by NaviSite and a pre-tax gain of approximately $20.9 million on the issuance of stock by Vicinity Corporation (Vicinity) primarily as a result of each company's respective initial public offerings. Gains on issuance of stock by subsidiaries and affiliates for fiscal year 1999 included a pre-tax gain of approximately $81.1 million on the issuance of stock by Engage in its initial public offering, a pre-tax gain of approximately $20.3 million on issuance of stock by Lycos and a pre-tax gain of approximately $29.4 million on issuance of stock by GeoCities.

  Other gains, net decreased $233.0 million, or 31%, to $525.3 million for fiscal 2000 from $758.3 million for fiscal 1999. Other gains, net for fiscal 2000 primarily consisted of a pre-tax gain of approximately $499.5 million on the sale of Yahoo! stock and a pre-tax gain of approximately $53.6 million on the acquisition of Half.com by eBay, partially offset by a pre-tax loss of $35.0 million on the write-down of the Company's Marketing Services Group, Inc. (MSGI) stock. Other gains, net for fiscal 1999 consisted primarily of pre-tax gains of approximately $661.2 million on the conversion of the Company's GeoCities investment to Yahoo! stock, $45.5 million on the sale of Lycos stock, $23.2 million on the sale of the Company's investment in Reel.com, Inc. (Reel.com), and $19.1 million on the sale of the Company's investment in Sage Enterprises, Inc.

  Interest income increased $36.9 million to $41.5 million for fiscal 2000 from $4.6 million for fiscal 1999, reflecting increased interest income associated with higher average corporate cash equivalent balances compared with the prior year and interest income earned by Engage and NaviSite on cash raised from their initial public offerings. Interest expense increased $52.2 million to $56.6 million for fiscal 2000 from $4.4 million for fiscal 1999, primarily due to approximately $596.9 million in notes issued as part of the AltaVista and Tallan acquisitions.

  Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates increased

$32.6 million to $51.9 million for fiscal year 2000, from $15.7 million for fiscal 1999, primarily reflecting an increased level of investment activity by the Company during fiscal 2000.

  Minority interest increased to $165.3 million for fiscal 2000 from $2.3 million for fiscal 1999, primarily reflecting minority interest in net losses of four subsidiaries during fiscal 2000, including AltaVista, Engage, MyWay and NaviSite compared to $2.3 million for fiscal year 1999.

  The Company's effective tax rates for fiscal 2000 and 1999 were 8% and 43%, respectively. The Company's effective tax rate differs materially from the federal statutory rate primarily due to valuation allowances provided on certain deferred tax assets, the provision for state income taxes, and non-deductible goodwill amortization and in-process research and development charges.

 Liquidity and Capital Resources

  Working capital at July 31, 2001 decreased to $581.3 million compared to $1.11 billion at July 31, 2000. The $528.8 million decrease in working capital is primarily attributable to a $1.48 billion decrease in available-for-sale securities and a $120.5 million decrease in accounts receivable, partially offset by a $489.4 million decrease in notes payable, a $373.5 million decrease in current deferred tax liabilities, a $154.0 million decrease in accounts payable, accrued expenses and other liabilities, and a $71.0 million increase in cash and cash equivalents. The Company's principal sources of capital during the twelve months ended July 31, 2001 were from the sales of approximately 8.4 million shares of Lycos stock for proceeds of $394.7 million, approximately 241.0 million shares of PCCW stock for proceeds of $190.2 million, approximately 3.7 million shares of Kana stock for proceeds of $137.6 million, approximately 6.8 million shares of Terra Networks stock for proceeds of $78.3 million, approximately 1.3 million shares of Critical Path stock for proceeds of $72.8 million, and approximately 1.3 million shares of eBay stock for proceeds of $66.5 million. The Company's principal uses of capital during the twelve months ended July 31, 2001 were $712.5 million for funding operations, $122.4 million for purchases of property and equipment, $75.5 million for investments in affiliates, primarily through the Company's @Ventures venture capital funds, and $42.1 for repayments of obligations under capital leases.

  Under the terms of an agreement with an investment bank entered into during fiscal 2000, the Company agreed to deliver, at its discretion, either cash or Yahoo! stock in three separate tranches, with maturity dates ranging from August 2000 to February 2001. The Company executed the first tranche in April 2000 and received approximately $106.4 million. The Company subsequently settled this tranche through the delivery of 581,499 shares of Yahoo! stock in August 2000. In May 2000, the Company received approximately $68.5 million and $5.7 million upon the execution of the second and third tranches, respectively. The Company settled the second tranche for cash totaling approximately $33.6 million in October 2000. The Company settled the third tranche through the delivery of 47,684 shares of Yahoo! stock in February 2001. In November 2000, the Company entered into a new agreement to hedge the Company's investment in 581,499 shares of Yahoo! stock. The Company received approximately $31.5 million in connection with this agreement. Under the terms of the new contract, the Company delivered 581,499 shares of Yahoo! stock in August 2001.

  During the twelve months ended July 31, 2001, the Company, through its limited liability company subsidiaries CMG@Ventures II, CMG@Ventures III, CMGI@Ventures IV and CMG@Ventures Expansion acquired initial or follow-on minority ownership interests in twenty-one Internet and technology companies for an aggregate total of approximately $50.1 million.

  In August 2000 and February 2001, the Company issued approximately 313,000 and 2.0 million shares, respectively, of its common stock to Compaq, each as a semi-annual interest payment of approximately $11.5 million related to notes payable issued in the acquisition of AltaVista. During the twelve months ended July 31, 2001, the Company issued approximately 30.2 million shares of its common stock as payment of principal and interest totaling approximately $391.6 million related to notes payable that had been issued in the Company's acquisition of Tallan.

  In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots' new stadium, to be known as "CMGI Field," for a period of fifteen years. In return for the naming and sponsorship rights, CMGI will pay $7.6 million per year for the first ten years, with consumer price index adjustments for years eleven through fifteen. CMGI will make its first semi-annual payment under this agreement in January 2002.

  In August 2000, the Company and Cable & Wireless plc, completed a previously agreed to exchange of stock. CMGI received approximately 241.0 million shares of PCCW stock from Cable & Wireless in exchange for approximately 13.4 million shares of the Company's common stock.

  During fiscal year 2001, the Company's subsidiary, Engage, completed two acquisitions for combined consideration of approximately $254.9 million consisting of approximately 14.9 million shares of Engage common stock valued at approximately $225.6 million, options to purchase Engage common stock at approximately $31.1 million and direct acquisition costs of approximately $907,000.

  In June 2000, the Company's subsidiary, NaviSite, completed its financing of certain of its data center infrastructure and capital equipment under a sale-leaseback arrangement. The transaction has been accounted for as a financing arrangement, wherein the property remains on NaviSite's books and will continue to be depreciated. The total proceeds of $30.0 million were recorded as a capital lease obligation and were being reduced based on payments under the lease. In January 2001, NaviSite paid approximately $27.0 million to settle the remaining capital lease obligation.

  Subsequent to July 31, 2001, the Company sold approximately 7.1 million shares of Primedia, Inc. (Primedia) stock for total proceeds of approximately $15.9 million.

  In August 2001, the Company issued approximately 5.4 million shares of its common stock to Compaq as a semi-annual interest payment of $11.5 million related to notes payable issued in the acquisition of AltaVista.

  In August 2001, the Company settled the final tranche under the borrowing arrangement that hedges a portion of the Company's investment in the common stock of Yahoo! through the delivery of 581,499 shares of Yahoo! common stock.

  The Company has been contacted by certain of the holders of its Series C Convertible Preferred Stock regarding the potential restructuring or retirement of all or a portion of such securities. The Company has engaged an investment banker regarding possible resolutions. Such resolutions could potentially involve the payment of cash, shares of CMGI's common stock, other CMGI securities or other assets of CMGI. There can be no assurance that the Company will successfully restructure or retire the Series C Convertible Preferred Stock.

  The Company may determine to seek to restructure or retire some or all of the promissory notes issued to Compaq. Such resolutions could potentially involve the payment of cash, shares of CMGI securities or other assets of CMGI. There can be no assurance that the Company will successfully restructure or retire the promissory notes.

  The Company believes that existing working capital and the availability of marketable securities, which could be sold or posted as collateral for additional loans, will be sufficient to fund its operations, investments, acquisitions of companies and technologies, and capital expenditures for at least the next twelve months. Should additional capital be needed to fund future operations or investment and acquisition activity, the Company may seek to raise additional capital through the sale of certain subsidiaries, through public or private offerings of the Company's or its subsidiaries' stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company.

  NaviSite

  On September 25, 2001, the Company's subsidiary, NaviSite, announced that it expected to incur a charge (the "Impairment Charge") during the fourth quarter of fiscal 2001 for impairment of long lived assets of $60.1 million. This charge was expected to result from a lack of definitive cash funding in the future to allow NaviSite to recover its investment in the impaired assets. As a result of NaviSite's expectation, on September 25, 2001, the Company announced that it expected to record a charge during the fourth quarter of fiscal 2001 for impairment of long lived assets of $60.1 million. NaviSite is currently exploring strategic alternatives and are making every reasonable effort working with a particular strategic partner to provide NaviSite with the definitive cash funding that would, among other things, allow NaviSite to avoid recording the Impairment Charge. At the time of filing of this report, the Company believes that it is reasonable to expect that NaviSite will not record the Impairment Charge. There can be no assurance, however, that NaviSite will be successful in such efforts. In the event that NaviSite is unable to secure such definitive cash funding in the very near future, (i) NaviSite will record the Impairment Charge during the fourth quarter of fiscal 2001 and (ii) the Company will record a charge during the first quarter of fiscal 2002 for impairment of long lived assets of $60.1 million.

Factors That May Affect Future Results Risks Relating to the Merger

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

  During the fiscal year ended July 31, 2001, CMGI had an operating loss of approximately $5.77 billion, and a net loss available to common stockholders of approximately $5.39 billion. CMGI anticipates continuing to incur significant operating expenses in the future, including significant costs of revenue and selling, general and administrative and amortization expenses. As a result, CMGI expects to continue to incur operating losses and may not have enough money to grow its business in the future. CMGI can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.

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

  CMGI has outstanding securities that have conversion or repayment provisions that may result in substantial dilution to CMGI's common stockholders. CMGI currently has 375,000 shares of Series C Convertible Preferred Stock issued and outstanding. The Series C Convertible Preferred Stock is separated into three tranches of 125,000 shares each with separate conversion prices: tranche 1 shares have a current conversion price of $45.72 per share; tranche 2 shares have a current conversion price of $37.58 per share; and tranche 3 shares have a current conversion price of $37.66 per share. The Series C Convertible Preferred Stock may be converted into common stock by the holders at these fixed prices at any time prior to June 30, 2002. On June 30, 2002, any outstanding shares of Series C Convertible Preferred Stock automatically convert into common stock at a conversion price equal to the average of the closing bid prices of the common stock on the ten consecutive trading days ending on the trading day prior to June 30, 2002. Subject to certain limitations, when converted, the shares of Series C Convertible Preferred Stock convert into the number of shares of common stock determined by taking the $1,000 per share initial stated value, adding to such initial stated value per share any completed or accrued dividend adjustments, and dividing such sum by the applicable conversion price. Upon conversion of the Series C Convertible Preferred Stock into shares of CMGI's common stock, the common stockholders will be diluted.

  The Company has been contacted by certain of the holders of its Series C Convertible Preferred Stock regarding the potential restructuring or retirement of all or a portion of such securities. The Company has engaged an investment banker regarding possible resolutions. Such resolutions could potentially involve the payment of cash, shares of CMGI's common stock, other CMGI securities or other assets of CMGI. There can be no assurance that the Company will successfully restructure or retire the Series C Convertible Preferred Stock.

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

  The Company may determine to seek to restructure or retire some or all of the promissory notes issued to Compaq. Such resolutions could potentially involve the payment of cash, shares of CMGI securities or other assets of CMGI. There can be no assurance that the Company will successfully restructure or retire the promissory notes.

  If CMGI fails to successfully execute on its segmentation strategy, its revenue, earnings prospects and business may be materially and adversely affected.

  CMGI has organized its majority-owned operating companies and venture capital affiliates into six segments. These six segments include five operational disciplines--Interactive Marketing; eBusiness and Fulfillment; Search and Portals; Infrastructure and Enabling Technologies; and Internet Professional Services--as well as CMGI's affiliated venture capital arm, @Ventures. To successfully implement its segmentation strategy, CMGI must achieve each of the following:

  .  overcome the difficulties of integrating its operating companies;

  .  decrease its cash burn rate;

  . attain an optimal number of operating companies through acquisitions, consolidations, dispositions and divestitures; and

  .  improve its cash position and revenue base.

  If CMGI fails to address each of these factors, its business prospects for achieving and sustaining profitability, and the market value of its securities may be materially and adversely affected. Even if its implementation of this segmentation strategy is successful, the revised structure and reporting procedures of the new segmentation strategy may not lead to increased market clarity or stockholder value. In addition, the execution of the segmentation strategy, including planned reductions in the number of operating companies, has resulted in restructuring charges being recorded by CMGI and could result in restructuring charges being recorded in future periods.

  CMGI depends on certain important employees, and the loss of any of those employees may harm CMGI's business.

  CMGI's performance is substantially dependent on the performance of its executive officers and other key employees, in particular, David S. Wetherell, CMGI's chairman and chief executive officer, David Andonian, CMGI's president and chief operating officer, and George A. McMillan, CMGI's chief financial officer and treasurer. The familiarity of these individuals with the Internet industry makes them especially critical to CMGI's success. In addition, CMGI's success is dependent on its ability to attract, train, retain and motivate high quality personnel, especially for its management team. The loss of the services of any of CMGI's executive officers or key employees may harm its business. CMGI's success also depends on its continuing ability to attract, train, retain and motivate other highly qualified technical and managerial personnel. Competition for such personnel is intense.

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

  There may be conflicts of interest among CMGI, CMGI's affiliates and CMGI's officers, directors and stockholders.

  Some of CMGI's officers and directors also serve as officers or directors of one or more of CMGI's affiliates. As a result, CMGI, CMGI's officers and directors, and CMGI's affiliates may face potential conflicts of interest with each other and with its stockholders. Specifically, CMGI's officers and directors may be presented with situations in their capacity as officers or directors of one of CMGI's affiliates that conflict with their fiduciary obligations as officers or directors of CMGI or of another affiliate.

  CMGI's strategy of selling assets of, or investments in, the companies that it has acquired and developed presents risks.

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

  As a result, CMGI may not be able to sell some of these assets. In addition, even if CMGI is able to sell, CMGI may not be able to sell at favorable prices or on favorable terms. If CMGI is unable to sell these assets at favorable prices and terms, its business will be harmed.

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

  CMGI acquires or invests in existing companies that it believes are complementary to its network and further its vision of the Internet. In pursuing these opportunities, CMGI faces competition from other capital providers and operators of Internet-related companies, including publicly traded Internet companies, venture capital companies and large corporations. Some of these competitors have greater financial resources than CMGI does. This competition may limit CMGI's opportunity to acquire interests in companies that could advance its vision of the Internet and increase its value.

  CMGI's growth strategy and restructuring efforts place strain on its managerial, operational and financial resources.

  CMGI's growth strategy and restructuring efforts have placed, and are expected to continue to place, a significant strain on its managerial, operational and financial resources. CMGI's continued restructuring efforts and future growth will increase this strain on its managerial, operational and financial resources, inhibiting its ability to achieve the rapid execution necessary to successfully implement its business plan.

  CMGI must develop and maintain positive brand name awareness.

  CMGI believes that establishing and maintaining its brand names is essential to expanding its business and attracting new customers. CMGI also believes that the importance of brand name recognition will increase in the future because of the growing number of Internet companies that will need to differentiate themselves. Promotion and enhancement of CMGI's brand names will depend largely on its ability to provide consistently high-quality products and services. If CMGI is unable to provide high-quality products and services, the value of its brand names will suffer and CMGI's business prospects may be adversely affected.

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

  The price of CMGI's common stock has been volatile and may fluctuate based on the value of its assets.

  The market price of CMGI's common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations, which have particularly impacted the market prices of equity securities of many companies providing Internet-related products and services. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may adversely affect the market price of CMGI's common stock. In addition, should the market price of CMGI's common stock drop below $1.00 per share for extended periods in the future, it risks delisting from the Nasdaq National Market, which would have an adverse effect on CMGI's business.

  In addition, a portion of CMGI's assets includes the equity securities of both publicly traded and non-publicly traded companies. The market price and valuations of the securities that CMGI holds may fluctuate due to market conditions and other conditions over which CMGI has no control. Fluctuations in the market price and valuations of the securities that CMGI holds in other companies may result in fluctuations of the market price of CMGI's common stock and may reduce the amount of working capital available to CMGI.

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

  The success of CMGI's operating companies depends greatly on increased use of the Internet by businesses and individuals.

  The success of CMGI's operating companies depends greatly on increased use of the Internet for advertising, marketing, providing services and conducting business. Commercial use of the Internet is currently at an early stage of development and the future of the Internet is not clear. In addition, it is not clear how effective Internet advertising is or will be, or how successful Internet-based sales will be. The businesses of CMGI's operating companies will suffer if commercial use of the Internet fails to grow in the future.

  CMGI's operating companies are subject to intense competition.

  The market for Internet products and services is highly competitive. Moreover, the market for Internet products and services lacks significant barriers to entry, enabling new businesses to enter this market relatively easily. Competition in the market for Internet products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with the products and services of CMGI operating companies. In addition, many of the current and potential competitors of CMGI operating companies have greater financial, technical, operational and marketing resources than those of CMGI operating companies. CMGI operating companies may not be able to compete successfully against these competitors. Competitive pressures may also force prices for Internet goods and services down and such price reductions may reduce the revenues of CMGI operating companies.

  If the United States or other governments regulate the Internet more closely, the businesses of CMGI's operating companies may be harmed.

  Because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as privacy, pricing, taxation and content. The enactment of any additional laws or regulations may impede the growth of the Internet and the Internet-related business of CMGI operating companies and could place additional financial burdens on their businesses.

  To succeed, CMGI's operating companies must respond to the rapid changes in technology and distribution channels related to the Internet.

  The markets for the Internet products and services of CMGI operating companies are characterized by:

  .  rapidly changing technology;

  .  evolving industry standards;

  .  frequent new product and service introductions;

  .  shifting distribution channels; and

  .  changing customer demands.

  The success of CMGI operating companies will depend on their ability to adapt to this rapidly evolving marketplace. They may not be able to adequately adapt their products and services or to acquire new products and services that can compete successfully. In addition, CMGI operating companies may not be able to establish and maintain effective distribution channels.

  CMGI's operating companies face security risks.

  Consumer concerns about the security of transmissions of confidential information over public telecommunications facilities is a significant barrier to electronic commerce and communications on the Internet. Many factors may cause compromises or breaches of the security systems CMGI operating companies or other Internet sites use to protect proprietary information, including advances in computer and software functionality or new discoveries in the field of cryptography. A compromise of security on the Internet would have a negative effect on the use of the Internet for commerce and communications and negatively impact CMGI operating companies' businesses. Security breaches of their activities or the activities of their customers and sponsors involving the storage and transmission of proprietary information, such as credit card numbers, may expose CMGI operating companies to a risk of loss or litigation and possible liability. CMGI cannot assure that the security measures of CMGI operating companies will prevent security breaches.

  The success of the global operations of CMGI's operating companies is subject to special risks and costs.

  CMGI operating companies have begun, and intend to continue, to expand their operations outside of the United States. This international expansion will require significant management attention and financial resources. The ability of CMGI operating companies to expand their offerings of CMGI's products and services internationally will be limited by the general acceptance of the Internet and intranets in other countries. In addition, CMGI and its operating companies have limited experience in such international activities. Accordingly, CMGI and its operating companies expect to commit substantial time and development resources to customizing the products and services of its operating companies for selected international markets and to developing international sales and support channels.

  CMGI expects that the export sales of its operating companies will be denominated predominantly in United States dollars. As a result, an increase in the value of the United States dollar relative to other currencies may make the products and services of its operating companies more expensive and, therefore, potentially less competitive in international markets. As CMGI operating companies increase their international sales, their total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

  CMGI's operating companies could be subject to infringement claims.

  From time to time, CMGI operating companies have been, and expect to continue to be, subject to third party claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights. Any such claims may damage the businesses of CMGI operating companies by:

  .  subjecting them to significant liability for damages;

  .  resulting in invalidation of their proprietary rights;

  . being time-consuming and expensive to defend even if such claims are not meritorious; and

  .  resulting in the diversion of management time and attention.

  CMGI's operating companies may have liability for information retrieved from the Internet.

  Because materials may be downloaded from the Internet and subsequently distributed to others, CMGI operating companies may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of such materials.

ITEM 7A.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at July 31, 2001 include equity positions in companies in the Internet industry sector, many of which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the Company's available-for-sale securities portfolio as of July 31, 2001, would result in an approximate $22.0 million decrease in the fair value of the Company's available-for-sale securities.

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

  The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At July 31, 2001 the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on its bank borrowing arrangements. Information about the Company's borrowing arrangements including principal amounts and related interest rates appears in Note 14 of the Notes to Consolidated Financial Statements referred to in Item 8 below and is incorporated herein by reference.

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

ITEM 8.--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report..............................................  39
Consolidated Balance Sheets at July 31, 2001 and 2000.....................  40
Consolidated Statements of Operations for the years ended July 31, 2001,
 2000 and 1999............................................................  41
Consolidated Statements of Stockholders' Equity for the years ended July
 31, 2001, 2000 and 1999..................................................  42
Consolidated Statements of Cash Flows for the years ended July 31, 2001,
 2000 and 1999............................................................  44
Notes to Consolidated Financial Statements................................  45

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CMGI, Inc.:

  We have audited the accompanying consolidated balance sheets of CMGI, Inc. and subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMGI, Inc. and subsidiaries as of July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                       /s/ KPMG LLP

Boston, Massachusetts
September 25, 2001, except as to Note 22, which is as of October 29, 2001

                          CMGI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                               July 31,
                                                        -----------------------
                                                           2001         2000
                                                        -----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents...........................  $   710,704  $  639,666
  Available-for-sale securities.......................      110,134   1,595,011
  Accounts receivable, trade, net of allowance for
   doubtful accounts of $36,175 and $34,618 at July
   31, 2001 and 2000, respectively....................      111,593     232,104
  Prepaid expenses and other current assets...........       93,273     105,094
                                                        -----------  ----------
Total current assets..................................    1,025,704   2,571,875
                                                        -----------  ----------
Property and equipment, net...........................      209,554     259,270
Investments in affiliates.............................      239,127     583,648
Goodwill and other intangible assets, net of
 accumulated amortization of $2,886,811 and $1,516,045
 at July 31, 2001 and 2000, respectively..............      561,501   4,955,076
Other assets..........................................      149,679     187,238
                                                        -----------  ----------
                                                        $ 2,185,565  $8,557,107
                                                        ===========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.......................................  $    33,594  $  523,022
  Current installments of long-term debt..............        6,213       6,649
  Accounts payable....................................       69,841     128,627
  Accrued restructuring...............................       95,552      13,683
  Accrued income taxes................................       35,912      36,318
  Accrued other.......................................      148,559     232,606
  Deferred income taxes...............................       18,860     392,340
  Other current liabilities...........................       35,857     128,525
                                                        -----------  ----------
Total current liabilities.............................      444,388   1,461,770
                                                        -----------  ----------
Long-term debt, less current installments.............      221,814     228,023
Deferred income taxes.................................       20,795      61,365
Other long-term liabilities...........................       19,097      50,945
Minority interest.....................................      205,411     586,062
Commitments and contingencies.........................
Preferred stock, $0.01 par value. Issued 375,000
 shares of Series C redeemable, convertible preferred
 stock at July 31, 2001 and 2000, dividend at 2% per
 annum; carried at liquidation value..................      390,640     383,140
Stockholders' equity:
  Common stock, $0.01 par value per share. Authorized
   1,400,000,000 shares at July 31, 2001 and 2000;
   issued and outstanding 346,725,404 and 296,487,502
   shares at July 31, 2001 and 2000, respectively.....        3,467       2,965
  Additional paid-in capital..........................    7,138,132   6,190,182
  Deferred compensation...............................         (291)    (45,202)
  Accumulated deficit.................................   (6,242,893)   (857,814)
                                                        -----------  ----------
                                                            898,415   5,290,131
Accumulated other comprehensive income (loss).........      (14,995)    495,671
                                                        -----------  ----------
Total stockholders' equity............................      883,420   5,785,802
                                                        -----------  ----------
                                                        $ 2,185,565  $8,557,107
                                                        ===========  ==========

          see accompanying notes to consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                  Years ended July 31,
                                            -----------------------------------
                                               2001         2000        1999
                                            -----------  -----------  ---------
Net revenue...............................  $ 1,237,702  $   890,421  $ 186,389
Operating expenses:
 Cost of revenue..........................    1,131,778      735,164    179,553
 Research and development.................      158,960      153,930     22,253
 In-process research and development......        1,462       65,683      6,061
 Selling..................................      393,658      455,537     45,505
 General and administrative...............      281,105      218,264     43,549
 Amortization of intangible assets and
  stock-based compensation................    1,490,714    1,402,675     16,127
 Impairment of long-lived assets..........    3,334,133       34,205        --
 Restructuring............................      217,219       14,770        --
                                            -----------  -----------  ---------
   Total operating expenses...............    7,009,029    3,080,228    313,048
                                            -----------  -----------  ---------
   Operating loss.........................   (5,771,327)  (2,189,807)  (126,659)
                                            -----------  -----------  ---------
Other income (expense):
 Interest income..........................       54,033       41,521      4,640
 Interest expense.........................      (48,055)     (56,617)    (4,371)
 Gains on issuance of stock by subsidiar-
  ies and affiliates......................      121,794       80,387    130,729
 Other gains (losses), net................     (357,547)     525,265    758,312
 Equity in losses of affiliates...........      (45,661)     (51,886)   (15,737)
 Minority interest, net...................      507,652      165,271      2,331
                                            -----------  -----------  ---------
                                                232,216      703,941    875,904
                                            -----------  -----------  ---------
Income (loss) from continuing operations
 before income taxes......................   (5,539,111)  (1,485,866)   749,245
Income tax expense (benefit)..............     (161,531)    (121,173)   325,402
                                            -----------  -----------  ---------
Income (loss) from continuing operations..   (5,377,580)  (1,364,693)   423,843
Discontinued operations, net of income
 taxes:
 Gain on sale of CMG Direct Corporation...          --           --      53,203
 Loss from discontinued operations........          --           --        (806)
                                            -----------  -----------  ---------
Net income (loss).........................   (5,377,580)  (1,364,693)   476,240
Preferred stock accretion and amortization
 of discount..............................       (7,499)     (11,223)    (1,662)
                                            -----------  -----------  ---------
Net income (loss) available to common
 stockholders.............................  $(5,385,079) $(1,375,916) $ 474,578
                                            ===========  ===========  =========
Basic earnings (loss) per share:
 Earnings (loss) from continuing opera-
  tions available to common stockhold-
  ers.....................................  $    (16.34) $     (5.26) $    2.26
 Gain on sale of CMG Direct Corporation...          --           --        0.29
 Loss from discontinued operations........          --           --       (0.01)
                                            -----------  -----------  ---------
 Net earnings (loss) available to common
  stockholders............................  $    (16.34) $     (5.26) $    2.54
                                            ===========  ===========  =========
Diluted earnings (loss) per share:
 Earnings (loss) from continuing opera-
  tions available to common stockhold-
  ers.....................................  $    (16.34) $     (5.26) $    2.05
 Gain on sale of CMG Direct Corporation...          --           --        0.26
 Loss from discontinued operations........          --           --       (0.01)
                                            -----------  -----------  ---------
 Net earnings (loss) available to common
  stockholders............................  $    (16.34) $     (5.26) $    2.30
                                            ===========  ===========  =========
Shares used in computing earnings (loss)
 per share:
 Basic....................................      329,623      261,555    186,532
                                            ===========  ===========  =========
 Diluted..................................      329,623      261,555    206,832
                                            ===========  ===========  =========

          see accompanying notes to consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                            Accumulated                 Retained
                                Additional     other                    earnings       Total
                         Common  paid-in   comprehensive   Deferred   (accumulated stockholders'
                         stock   capital   income (loss) compensation   deficit)      equity
                         ------ ---------- ------------- ------------ ------------ -------------
Balance at July 31,
 1998 (184,271,544
 shares)...............   1,843     89,647       (436)       (1,442)       43,524      133,136
 Comprehensive income,
  net of taxes:
   Net income..........     --         --         --            --        476,240      476,240
   Other comprehensive
    income:
     Net unrealized
      holding gain
      arising during
      period...........     --         --     314,910           --            --       314,910
     Less:
      Reclassification
      adjustment for
      gain realized in
      net income.......     --         --      (6,120)          --            --        (6,120)
                                                                                    ----------
      Total
       comprehensive
       income..........                                                                785,030
                                                                                    ----------
 Conversion of
  redeemable preferred
  stock to common stock
  (1,168,008 shares)...      12     15,175        --            --            --        15,187
 Preferred stock
  accretion............     --         --         --            --         (1,662)      (1,662)
 Issuance of common
  stock pursuant to
  employee stock
  purchase plans and
  stock options
  (3,890,344 shares)...      39      7,915        --            --            --         7,954
 Issuance of common
  stock and common
  stock equivalents for
  acquisitions and
  investments
  (1,838,384 shares)...      18     63,882        --            --            --        63,900
 Amortization of
  deferred
  compensation.........     --         --         --          1,262           --         1,262
 Tax benefit of stock
  option exercises.....     --      43,202        --            --            --        43,202
 Effect of
  subsidiaries' equity
  transactions.........     --      14,452        --            --            --        14,452
                         ------ ----------   --------      --------    ----------   ----------
Balance at July 31,
 1999 (191,168,280
 shares)...............   1,912    234,273    308,354          (180)      518,102    1,062,461
 Comprehensive loss,
  net of taxes:
   Net loss............     --         --         --            --     (1,364,693)  (1,364,693)
   Other comprehensive
    income:
     Net unrealized
      holding gain
      arising during
      period...........     --         --     496,304           --            --       496,304
     Less:
      Reclassification
      adjustment for
      gain realized in
      net loss.........     --         --    (308,987)          --            --      (308,987)
                                                                                    ----------
      Total
       comprehensive
       loss............     --         --         --            --            --    (1,177,376)
                                                                                    ----------
Preferred stock
 accretion.............     --         --         --            --         (8,516)      (8,516)
Amortization of
 discount on preferred
 stock.................     --       2,707        --            --         (2,707)         --
Conversion of
 redeemable preferred
 stock to common stock
 (2,834,520 shares)....      28     36,357        --            --            --        36,385
Issuance of common
 stock pursuant to
 employee stock
 purchase plans and
 stock options
 (8,279,232 shares)....      83     39,137        --            --            --        39,220
Issuance of common
 stock and common stock
 equivalents for
 acquisitions and
 investments
 (94,205,470 shares)...     942  5,676,877        --        (75,265)          --     5,602,554
 Amortization of
  deferred
  compensation.........     --         --         --         30,243           --        30,243
 Tax benefit of stock
  option exercises.....     --     189,944        --            --            --       189,944
 Effect of
  subsidiaries' equity
  transactions, net....     --      10,887        --            --            --        10,887
                         ------ ----------   --------      --------    ----------   ----------
Balance at July 31,
 2000 (296,487,502
 shares)...............  $2,965 $6,190,182   $495,671      $(45,202)   $ (857,814)  $5,785,802

                          CMGI, INC. AND SUBSIDIARIES

                      (in thousands, except share amounts)

                                             Accumulated                 Retained
                                Additional      other                    earnings        Total
                         Common  paid-in    comprehensive   Deferred   (accumulated  stockholders'
                         stock   capital    income (loss) compensation   deficit)       equity
                         ------ ----------  ------------- ------------ ------------  -------------
Balance carried forward
 from previous page at
 July 31, 2000
 (296,487,502 shares)..  $2,965 $6,190,182    $ 495,671     $(45,202)  $  (857,814)   $ 5,785,802
 Comprehensive loss,
  net of taxes:
   Net loss............      --         --           --           --    (5,377,580)    (5,377,580)
   Other comprehensive
    income:
     Net unrealized
      holding loss
      arising during
      period...........      --         --     (794,446)          --            --       (794,446)
     Less:
      Reclassification
      adjustment for
      loss realized in
      net loss.........      --         --      283,780           --            --        283,780
                                                                                      -----------
      Total
       comprehensive
       loss............      --         --           --           --            --     (5,888,246)
                                                                                      -----------
 Preferred stock
  accretion............      --         --           --           --        (7,499)        (7,499)
 Issuance of common
  stock pursuant to
  employee stock
  purchase plans and
  stock options
  (4,059,413 shares)...      40     11,986           --           --            --         12,026
 Issuance of common
  stock for investments
  and payments on notes
  payable and long-term
  debt (46,178,489
  shares)..............     462    963,473           --           --            --        963,935
 Amortization of
  deferred
  compensation.........      --         --           --       44,911            --         44,911
 Tax benefit of stock
  option exercises and
  reduction of
  previously recorded
  benefits, net........      --    (29,587)          --           --            --        (29,587)
 Effect of
  subsidiaries' equity
  transactions, net....      --      2,078           --           --            --          2,078
                         ------ ----------    ---------     --------   -----------    -----------
Balance at July 31,
 2001 (346,725,404
 shares)...............  $3,467 $7,138,132    $ (14,995)    $   (291)  $(6,242,893)   $   883,420
                         ====== ==========    =========     ========   ===========    ===========



          see accompanying notes to consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Years ended July 31,
                                            -----------------------------------
                                               2001         2000        1999
                                            -----------  -----------  ---------
Cash flows from operating activities:
 Income (loss) from continuing
  operations..............................  $(5,377,580) $(1,364,693) $ 423,843
 Adjustments to reconcile income (loss)
  from continuing operations to net cash
  used for continuing operations:
   Depreciation, amortization and
    impairment charges....................    5,012,775    1,501,583     22,669
   Deferred income taxes..................     (211,272)    (280,450)   312,445
   Non-operating gains (losses), net......      235,753     (605,652)  (889,041)
   Equity in losses of affiliates.........       45,661       51,886     15,737
   Minority interest......................     (507,652)    (165,271)    (2,331)
   In-process research and development....        1,462       65,683      6,061
   Changes in operating assets and
    liabilities, excluding effects from
    acquired and divested subsidiaries:
     Trade accounts receivable............      117,535      (91,383)   (17,208)
     Prepaid expenses and other current
      assets..............................       (5,390)     (42,191)    (2,764)
     Accounts payable and accrued
      expenses............................       26,919       19,984     34,749
     Refundable and accrued income taxes,
      net.................................      (28,611)     (46,712)   (41,003)
     Tax benefit from exercise of stock
      options.............................          --       189,944     43,202
     Other assets and liabilities.........      (22,138)       3,538      3,557
                                            -----------  -----------  ---------
Net cash used for operating activities of
 continuing operations....................     (712,538)    (763,734)   (90,084)
Net cash used for operating activities of
 discontinued operations..................          --           --        (280)
                                            -----------  -----------  ---------
Net cash used for operating activities....     (712,538)    (763,734)   (90,364)
                                            -----------  -----------  ---------
Cash flows from investing activities:
 Additions to property and equipment--
  continuing operations...................     (122,380)    (177,637)   (16,211)
 Additions to property and equipment--
  discontinued operations.................          --           --         (63)
 Proceeds from sale of property and
  equipment...............................       35,779          --         --
 Proceeds from liquidation of stock
  investments.............................      979,933    1,143,574     84,668
 Proceeds from sale of CMG Direct
  Corporation--discontinued operations....          --           --      12,835
 Cash impact of acquisitions and
  divestitures of subsidiaries............      (14,432)    (185,127)   (54,016)
 Investments in affiliates................      (75,540)    (299,330)   (48,211)
 Net proceeds from maturities of
  (purchases of) available-for-sale
  securities..............................        9,995       11,182    (31,123)
 Other, net...............................         (240)        (301)     1,510
                                            -----------  -----------  ---------
Net cash provided by (used for) investing
 activities...............................      813,115      492,361    (50,611)
                                            -----------  -----------  ---------
Cash flows from financing activities:
 Net proceeds from (repayments of)
  obligations under capital leases........      (42,106)      47,299       (648)
 Net proceeds from (repayments of) notes
  payable.................................       (2,082)     160,672     (6,654)
 Repayments of long-term debt.............       (6,645)      (4,935)    (5,609)
 Net proceeds from issuance of Series B
  and Series C redeemable, convertible
  preferred stock.........................          --           --     424,805
 Net proceeds from issuance of common
  stock...................................       19,913       47,237      7,613
 Net proceeds from issuance of stock by
  subsidiaries............................        6,713      209,207    129,461
 Other....................................       (5,332)     (17,353)      (618)
                                            -----------  -----------  ---------
Net cash provided by (used for) financing
 activities...............................      (29,539)     442,127    548,350
                                            -----------  -----------  ---------
Net increase in cash and cash
 equivalents..............................       71,038      170,754    407,375
Cash and cash equivalents at beginning of
 year.....................................      639,666      468,912     61,537
                                            -----------  -----------  ---------
Cash and cash equivalents at end of year..  $   710,704  $   639,666  $ 468,912
                                            ===========  ===========  =========

          see accompanying notes to consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)Nature of Operations

  CMGI, Inc. (together with its consolidated subsidiaries, "CMGI" or the "Company") is a diversified Internet operating and development company. The Company's subsidiaries have been classified in the following five operating segments: (i) Interactive Marketing, (ii) eBusiness and Fulfillment, (iii) Search and Portals, (iv) Infrastructure and Enabling Technologies and (v) Internet Professional Services. CMGI's affiliated venture capital arm is comprised of several venture capital funds that focus on investing in companies involved in various aspects of the Internet and Internet technology. CMGI's business strategy over the years has led to the development, acquisition and operation of majority-owned subsidiaries focused on the Internet and Internet technologies, as well as the strategic investment in other Internet companies that have demonstrated synergies with CMGI's core businesses. The Company's strategy also envisions and promotes opportunities for synergistic business relationships among its subsidiaries, investments and affiliates.

(2)Summary of Significant Accounting Policies

  Principles of Consolidation and Presentation

  The consolidated financial statements of the Company include its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for investments in businesses in which it owns less than 50% using the equity method, if the Company has the ability to exercise significant influence over the investee company. All other investments for which the Company does not have the ability to exercise significant influence or for which there is not a readily determinable market value, are accounted for under the cost method of accounting. Certain amounts for prior periods have been reclassified to conform to current year presentations.

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

  Revenue Recognition

  The Company's advertising revenue is derived primarily from the delivery of advertising impressions through its own or third-party Web sites. Revenue is recognized in the period that the advertising impressions are delivered, provided the collection of the resulting receivable is probable.

  Revenue from software product licenses, database services and website traffic audit reports are generally recognized when (i) a signed non-cancelable software license exists, (ii) delivery has occurred, (iii) the Company's fee is fixed or determinable, and (iv) collection is probable.

  Revenue from software maintenance is deferred and recognized ratably over the term of each maintenance agreement, typically twelve months. Revenue from professional services is recognized as the services are performed, collection is probable and such revenues are contractually nonrefundable. Revenue from multiple element arrangements involving products, services and support elements is recognized in accordance with SOP 98-9, "Software Revenue Recognition with Respect to Certain Arrangements," when vendor-specific objective evidence of fair value does not exist for the delivered element. As required by SOP 98-9, under the residual method, the fair value of the undelivered elements are deferred and subsequently recognized. The Company establishes sufficient vendor-specific objective evidence of fair value for services and support elements based on the price charged when these elements are sold separately. Accordingly, software license revenue for

                          CMGI, INC. AND SUBSIDIARIES
products developed is recognized under the residual method in arrangements in which the software is sold with one or both of the other elements. Revenue from license agreements that require significant customizations and modifications to the software product is deferred and recognized using the percentage of completion method using labor hours as the primary measure towards completion. For license arrangements involving customizations for which the amount of customization effort cannot be reasonably estimated or when license arrangements provide for customer acceptance, we recognize revenue under the completed contract method of accounting.

  Revenue from sales of merchandise is recognized upon shipment of the merchandise and verification of the customer's credit card authorization or receipt of cash. All shipping and handling fees billed to customers are recognized as revenue and related costs as costs of revenue when incurred, as long as the Company takes title to the products or assumes the risks and rewards of ownership.

  Revenue from e-mail based direct marketing is recognized upon delivery of the e-mail to the target audience that represents substantial completion of the contract obligation.

  Substantially all media and media management revenue is recognized on a gross basis and amounts paid to Web sites where advertisements appear are recorded as cost of revenue. Revenue is generally recognized gross of the related Web site expense in arrangements in which the Company acts as the principal in the transaction. Revenue is recognized net of the related Web site expense in arrangements in which the Company primarily acts as a sales agent.

  Revenue from server hosting, systems administration, application rentals and Web site management services is generally billed and recognized over the term of the contract based on actual usage.

  As a result of the adoption of Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", during fiscal year 2001, the Company determined that installation services performed by its subsidiary, NaviSite, do not represent a separate earning process. Therefore, revenue from such installation services is deferred and recognized over the contractual term of the arrangement. Prior to the adoption of SAB No. 101, the Company recognized revenue for installation services upon installation. The associated incremental costs are recognized as incurred.

  The Company adopted SAB No. 101 and Emerging Issues Task Force (EITF) EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" during the fourth quarter of fiscal year 2001 and accordingly recognized an adjustment for approximately $27.6 million. The adjustment reduced both net revenue and cost of revenue by $8.1 million, $7.7 million and $11.8 million, respectively for each of the first three quarters of fiscal year 2001. An adjustment of $7.6 million was also recorded to net revenue in the fourth quarter of fiscal year 2000. The adoption of SAB No. 101 also reflects a change in the recognition of certain revenues within the eBusiness and Fulfillment segment from a gross basis to a net basis. These adjustments had no impact on operating loss.

  Amounts billed prior to satisfying the above revenue recognition criteria are classified as deferred revenue.

  Gains on Issuance of Stock by Subsidiaries and Affiliates

  At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that subsidiary increases. If at that time, the subsidiary is not a newly formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to the subsidiary's ability to continue in existence, the Company records the increase in its Consolidated Statements of Operations. Otherwise, the increase is reflected in "Effect of subsidiaries' equity transactions" in the Company's Consolidated Statements of Stockholders' Equity.

                          CMGI, INC. AND SUBSIDIARIES

  If gains have been recognized on issuances of a subsidiary's stock and shares of the subsidiary are subsequently repurchased by the subsidiary or by the Company, gain recognition does not occur on issuance subsequent to the date of a repurchase until such time as shares have been issued in an amount equivalent to the number of repurchased shares. Such transactions are reflected as equity transactions, and the net effect of these transactions is reflected in the Consolidated Statements of Stockholders' Equity.

  Cash Equivalents and Statement of Cash Flows Supplemental Information

  Highly liquid investments with original maturities of three months or less at the time of acquisition are considered cash equivalents.

  Net cash used for operating activities reflect cash payments for interest and income taxes, net of income tax refunds received, as follows:

                                                          Years ended July 31,
                                                         -----------------------
                                                          2001    2000    1999
                                                         ------- ------- -------
                                                             (in thousands)
     Interest........................................... $ 6,428 $16,143 $ 3,910
                                                         ======= ======= =======
     Income taxes....................................... $20,213 $14,574 $10,764
                                                         ======= ======= =======

  Portions of the consideration for acquisitions of businesses by the Company, or its subsidiaries, during fiscal years 2001, 2000 and 1999 included the issuance of shares of the Company's and its subsidiaries' common stock and the issuance of seller's notes (see note 8).

  During fiscal year 2001, significant non-cash investing activities included the issuance of approximately 2.3 million shares of the Company's common stock to Compaq as consideration for $23.0 in annual interest payments due on the notes payable issued in conjunction with the acquisition of AltaVista. Also during the year ended July 31, 2001, the Company issued approximately 30.2 million shares of its common stock as payment of principal and interest totaling approximately $391.6 million related to notes payable that had been issued in the Company's acquisition of Tallan. In August 2000, the Company and Cable & Wireless plc, completed a previously agreed to exchange of stock. CMGI received approximately 241.0 million shares of PCCW stock from Cable & Wireless in exchange for approximately 13.4 million shares of the Company's common stock.

  During fiscal year 2001, the Company settled the first and third tranches of an agreement (see Note 14) that hedged a portion of the Company's investment in common stock of Yahoo! through the delivery of 581,499 and 47,684 shares of Yahoo! common stock, respectively, to an investment bank.

  During fiscal year 2001, Yahoo! acquired eGroups, Inc., an @Ventures investee company. In connection with the merger, CMG@Ventures III received approximately 91,000 shares of Yahoo! common stock.

  In August, 2000 and September, 2000, respectively, Engage completed the acquisitions of Space and MediaBridge in exchange for its own common stock (see Note 8).

  During fiscal year 2000, significant non-cash investing activities included the exchange of stock between the Company and the following companies: divine, inc. (Divine), Primedia, Netcentives, Inc. (Netcentives) and PCCW. During fiscal year 2000 the Company also completed the sale of the Company's investment in Half.com in exchange for eBay common stock.

  During fiscal year 1999, significant non-cash investing activities included the sale of the Company's investments in GeoCities, Reel.com and Sage Enterprises, Inc. in exchange for common stock of Yahoo!,

                          CMGI, INC. AND SUBSIDIARIES

Hollywood Entertainment Corporation (Hollywood Entertainment) and Amazon.com, Inc. (Amazon), respectively (see note 13). In addition, the Company completed the sale of its wholly-owned subsidiary, CMG Direct Corporation (CMG Direct) to MSGI in exchange for cash and shares of MSGI common stock (see note 4).

  Fair Value of Financial Instruments

  The carrying value for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt approximates its fair value, as estimated by using discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

  Investments

  Marketable securities held by the Company which meet the criteria for classification as available-for-sale are carried at fair value, net of market discount to reflect any restrictions on transferability. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a component of "Accumulated other comprehensive income (loss)" in the Consolidated Statements of Stockholders' Equity.

  Other investments in which the Company's interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in affiliates in which the Company's voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliates as they occur, limited to the extent of the Company's investment in, advances to and commitments for the investee. The Company's share of net earnings or losses of affiliates includes the amortization of the difference between the Company's investment and its share of the underlying net assets of the investee. Amortization is recorded on a straight-line basis over periods ranging from three to five years. These adjustments are reflected in "Equity in losses of affiliates" in the Company's Consolidated Statements of Operations.

  At the time an equity method investee sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that affiliate increases. If at that time, the affiliate is not a newly formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to the affiliate's ability to continue in existence, the Company records the increase as a gain in its Consolidated Statements of Operations.

  The Company assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. These impairment losses are reflected in "Other gains (losses), net" in the Company's Consolidated Statements of Operations.

  Accounting for Impairment of Long-Lived Assets

  The Company's management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Where impairment indicators are identified, management determines the amount of the impairment charge by comparing the carrying value of the long-lived assets to their fair value. Management determines fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on the relative performance, future

                          CMGI, INC. AND SUBSIDIARIES
prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes third-party valuation reports in its determination of fair value. The impairment policy is consistently applied in evaluating impairment for each of the Company's wholly-owned and majority-owned subsidiaries and investments. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.

  Restructuring Expenses

  The Company assesses the need to record restructuring charges in accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" and SAB No. 100, "Restructuring and Impairment Charges." In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF No. 94-3 a liability for the restructuring charges is recognized in the period management approves the restructuring plan.

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

  Intangible Assets

  Goodwill and other intangible assets are being amortized principally over periods expected to be benefited, ranging from two to fifteen years, with the majority of the goodwill balance being amortized over three years.

  Research and Development Costs and Software Costs

  Expenditures that are related to the development of new products and processes, including significant improvements and refinements to existing products and the development of software are expensed as incurred, unless they are required to be capitalized. Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for general release to customers. To date, the establishment of technological feasibility and general release has substantially coincided. As a result, capitalized software development costs have not been significant. Additionally, at the date of acquisition or investment, the Company evaluates the components of the purchase price of each acquisition or investment to identify amounts allocated to in-process research and development. Upon completion of acquisition accounting and valuation, such amounts are charged to expense if technological feasibility had not been reached at the acquisition date.

  Advertising Costs

  Advertising costs are expensed in the year incurred. Advertising expenses were approximately $51.5 million, $161.7 million and $6.8 million for the years ended July 31, 2001, 2000 and 1999, respectively.

                          CMGI, INC. AND SUBSIDIARIES

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

  Earnings (Loss) Per Share

  The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Approximately 8.5 million weighted average common stock equivalents and approximately 9.7 million shares representing the weighted average effect of assumed conversion of convertible preferred stock were excluded from the denominator in the diluted loss per share calculation for the year ended July 31, 2001. Approximately 13.1 million weighted average common stock equivalents and approximately 9.5 million shares representing the weighted average effect of assumed conversion of convertible preferred stock were excluded from the denominator in the diluted loss per share calculation for the year ended July 31, 2000.

  If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from net income (loss), the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial during the years ended July 31, 2001, 2000 and 1999.

  The reconciliation of the denominators of the basic and diluted earnings
(loss) per share computations for the Company's reported net income (loss) is as follows:

                                                         Years Ended July 31,
                                                        -----------------------
                                                         2001    2000    1999
                                                        ------- ------- -------
                                                            (in thousands)
   Weighted average number of common shares outstand-
    ing--basic......................................... 329,623 261,555 186,532
   Weighted average number of dilutive common stock
    equivalents outstanding............................     --      --   17,810
   Weighted average effect of assumed conversion of
    convertible preferred stock........................     --      --    2,490
                                                        ------- ------- -------
   Weighted average number of common shares outstand-
    ing--diluted....................................... 329,623 261,555 206,832
                                                        ======= ======= =======

  Stock-Based Compensation Plans

  The Company accounts for its stock compensation plans under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

                          CMGI, INC. AND SUBSIDIARIES

  Use of Estimates

  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Diversification of Risk

  Sales to one customer, Cisco Systems, Inc., accounted for 8%, 11% and 34% of consolidated net revenue and 14%, 28% and 43% of eBusiness and Fulfillment segment net revenue for fiscal years 2001, 2000 and 1999, respectively. Accounts receivable from this customer amounted to approximately 9% and 2% of total trade accounts receivable at July 31, 2001 and 2000, respectively. Customer advertising contracts serviced by DoubleClick, Inc. accounted for approximately 1% and 13% of consolidated net revenue and 7% and 47% of Search and Portals segment net revenue for fiscal years 2001 and 2000, respectively. The Company's products and services are provided to customers primarily in North America.

  Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash equivalents, available-for-sale securities, and accounts receivable. The Company's cash equivalent investment portfolio is diversified and consists primarily of short-term investment grade securities. To reduce risk, the Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable.

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

  Derivative Instruments and Hedging Activities

  As amended, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities, or firm commitments through the statements of operations or recognized in other comprehensive income until the hedged item is recognized in the statements of operations. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The Company currently holds derivative instruments and engages in certain hedging activities, which have been accounted for as described in Note 14. The Company adopted SFAS No. 133 on August 1, 2000 and recorded a transition gain, net of tax, of approximately $3.2 million during the first quarter of fiscal year 2001.

                          CMGI, INC. AND SUBSIDIARIES

  Comprehensive Income

  SFAS No. 130, "Reporting Comprehensive Income," requires certain financial statement components, such as net unrealized holding gains or losses and cumulative translation adjustments to be included in other comprehensive income (loss). The Company reports comprehensive income (loss) in the Consolidated Statements of Stockholders' Equity.

  Recent Accounting Pronouncements

  In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new Statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

  The Company is required to adopt these Statements for accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the non-amortization provisions of the Statement is indeterminable at July 31, 2001 as the Company intends to continue to perform an impairment analysis of the remaining goodwill and other intangible assets through the end of fiscal year 2002. Upon adoption on August 1, 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined what effect these tests will be on the earnings and financial position of the Company.

(3)Segment Information

  Based on the information provided to the Company's chief operating decision maker for purposes of making decisions about allocating resources and assessing performance, the Company's continuing operations have been classified in five operating segments that are strategic business units offering distinctive products and services that are marketed through different channels.

  The five operating segments are: (i) Interactive Marketing, (ii) eBusiness and Fullfillment, (iii) Search and Portals, (iv) Infrastructure and Enabling Technologies and (v) Internet Professional Services. The Interactive Marketing segment companies provide services and solutions for marketers and advertisers to enhance the effectiveness and efficiency of their online programs. The eBusiness and Fulfillment segment companies work across the entire eBusiness value chain to sell and deliver goods from the manufacturer to the customer. The Search and Portals segment companies provide products and services that connect Internet, Extranet and Intranet users to information. The Infrastructure and Enabling Technologies segment companies provide products and services essential to business operations on the Internet, including outsourced managed applications, technology platforms for automating digital imagery and applications designed to improve the performance of systems and networks. The Company's Internet Professional Services company offers strategy consulting, creative services and infrastructure development to Global 2000 companies seeking to initiate, enhance or redirect their presence on the Internet.

  The Company's accounting policies for segments are the same as those described in note 2 "Summary of Significant Accounting Policies". Management evaluates segment performance based on segment "recurring operating income
(loss)," which is defined as the operating income (loss) excluding in-process research and development expenses, depreciation, amortization, and long-lived asset impairment and restructuring charges.

  In October 2000, CMGion acquired AdForce from the Company. In November 2000, the Company announced its decision to cease funding the operations of iCAST in the second quarter of fiscal 2001, but to continue to operate Signatures, a business previously included in the operations of iCAST, as an independent

                          CMGI, INC. AND SUBSIDIARIES

CMGI majority-owned subsidiary. As a result of these transactions, the results of AdForce, which were previously included in the Interactive Marketing segment, are included in the Infrastructure and Enabling Technologies segment and the results of Signatures (until the Company sold its majority interest in February 2001), which were previously included in the Search and Portals segment, are included in the eBusiness and Fulfillment segment. For comparative purposes, all prior period segment results and certain other amounts for prior periods have been reclassified to reflect these transactions and conform to current period presentation.

  Summarized financial information of the Company's continuing operations by business segment is as follows:

                                                  Years Ended July 31,
                                            -----------------------------------
                                               2001         2000        1999
                                            -----------  -----------  ---------
                                                     (in thousands)
   Net revenue:
     Interactive Marketing................  $   133,449  $   187,348  $  26,830
     eBusiness and Fulfillment............      691,414      345,177    145,094
     Search and Portals...................      182,280      236,778      8,238
     Infrastructure and Enabling Technolo-
      gies................................      136,095       78,620      6,101
     Internet Professional Services.......       94,464       42,498        126
                                            -----------  -----------  ---------
                                            $ 1,237,702  $   890,421  $ 186,389
                                            ===========  ===========  =========
   Operating income (loss):
     Interactive Marketing................  $(1,882,764) $  (489,490) $ (42,478)
     eBusiness and Fulfillment............     (179,375)     (53,769)     5,622
     Search and Portals...................   (1,928,685)  (1,123,963)   (36,684)
     Infrastructure and Enabling Technolo-
      gies................................     (942,126)    (383,913)   (37,743)
     Internet Professional Services.......     (735,607)     (83,520)    (3,230)
     Other................................     (102,770)     (55,152)   (12,146)
                                            -----------  -----------  ---------
                                            $(5,771,327) $(2,189,807) $(126,659)
                                            ===========  ===========  =========
   Recurring operating income (loss):
     Interactive Marketing................  $  (142,767) $  (110,947) $ (26,936)
     eBusiness and Fulfillment............      (16,461)      (4,076)    10,664
     Search and Portals...................     (117,668)    (244,256)   (33,201)
     Infrastructure and Enabling Technolo-
      gies................................     (279,121)    (184,084)   (35,780)
     Internet Professional Services.......        2,842      (11,854)      (855)
     Other................................      (85,858)     (52,554)   (11,821)
                                            -----------  -----------  ---------
                                            $  (639,033) $  (607,771) $ (97,929)
                                            ===========  ===========  =========

                          CMGI, INC. AND SUBSIDIARIES

                                                                July 31,
                                                          ---------------------
                                                             2001       2000
                                                          ---------- ----------
                                                             (in thousands)
   Total assets:
     Interactive Marketing............................... $  225,626 $1,614,863
     eBusiness and Fulfillment...........................    357,569    508,380
     Search and Portals..................................    211,413  2,115,894
     Infrastructure and Enabling Technologies............    194,073    823,706
     Internet Professional Services......................    124,555    848,332
     Other...............................................  1,072,329  2,645,932
                                                          ---------- ----------
                                                          $2,185,565 $8,557,107
                                                          ========== ==========

  "Other" includes certain cash equivalents, available-for-sale securities, certain other assets and corporate infrastructure expenses, which are not identifiable to the operations of the Company's five operating business segments.

(4)Discontinued Operations

  In May 1999, the Company completed the sale of its subsidiary, CMG Direct to MSGI. At the time, CMG Direct comprised the Company's entire lists and database services segment. As a result of the sale of CMG Direct the Company received total proceeds valued at approximately $91.4 million consisting of approximately $12.3 million in cash and approximately 2.3 million shares of MSGI common stock. As a result of the sale, the net gain of $53.2 million recorded by the Company and the historical operations of the Company's lists and database services segment have been reflected as income from discontinued operations in the accompanying consolidated financial statements. Certain prior period amounts in the consolidated financial statements have been reclassified in accordance with accounting principles generally accepted in the United States of America to reflect the Company's previously reported lists and database services segment as discontinued operations. Summarized financial information for discontinued operations is as follows:

                                                                    Year ended
                                                                  July 31, 1999
                                                                  --------------
                                                                  (in thousands)
     Net revenues................................................    $ 6,998
     Operating expenses..........................................      8,343
                                                                     -------
     Operating loss..............................................     (1,345)
     Gain on sale of CMG Direct..................................     90,444
                                                                     -------
     Income before income taxes..................................     89,099
     Income tax expense..........................................     36,702
                                                                     -------
     Net income from discontinued operations.....................    $52,397
                                                                     =======

(5)Deconsolidation of Lycos, Inc., Vicinity Corporation and Signatures SNI,
Inc.

  As a result of the Company's sale of Lycos shares during January 1999, the Company's ownership interest in Lycos fell below 20% of Lycos' outstanding shares. With this decline in ownership below 20%, CMGI began accounting for its investment in Lycos (net of shares attributable to CMG@Ventures I's profit members) as available-for-sale securities, carried at fair value.

  Beginning in November 1998, CMGI's ownership interest in Vicinity was reduced to below 50% as a result of employee stock option exercises. As such, beginning in November 1998, the Company began to account for

                          CMGI, INC. AND SUBSIDIARIES
its investment in Vicinity under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Vicinity were consolidated within the operating results of the Company's Search and Portals segment, and the assets and liabilities of Vicinity were consolidated with those of CMGI's other majority-owned subsidiaries in the Company's consolidated balance sheets. The Company's historical quarterly consolidated operating results for the fiscal quarter ended October 31, 1998 included Vicinity net revenue of approximately $1.5 million and operating losses of approximately $621,000.

  As a result of Vicinity's initial public offering and subsequent issuances of its common stock, the Company's ownership interest in Vicinity fell below 20% of Vicinity's outstanding shares. With this decline in ownership below 20%, CMGI began accounting for its investment in Vicinity (net of shares attributable to CMG@Ventures I's and to CMG@Ventures II's profit members) as available-for-sale securities, carried at fair value.

  Beginning in February 2001, CMGI's ownership interest in Signatures was reduced to below 50% as a result of the sale of the Company's majority interest. As such, beginning in February 2001, the Company began to account for its investment in Signatures under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Signatures were consolidated within the operating results of the Company's eBusiness and Fulfillment segment, and the assets and liabilities of Signatures were consolidated with those of CMGI's other majority-owned subsidiaries in the Company's consolidated balance sheets. The Company's historical quarterly consolidated operating results for the six months ended January 31, 2001 included Signatures net revenue of approximately $40.8 million and operating losses of approximately $4.7 million.

(6)Available-for-Sale Securities

  At July 31, 2001 and 2000, available-for-sale securities primarily consist of stock investments, carried at fair value and based on quoted market prices, net of a market value discount to reflect any remaining restrictions on transferability. Available-for-sale securities at July 31, 2001 primarily consisted of approximately 7.1 million shares of Primedia stock valued at $43.5 million, 590,000 shares of Yahoo! stock valued at $10.4 million,
4.6 million shares of Vicinity stock valued at $8.0 million, 4.7 million shares of Divine stock valued at $6.0 million, 2.1 million shares of MSGI stock valued at $1.9 million and 3.2 million shares of Ventro Corporation stock valued at $1.6 million. Available-for-sale securities at July 31, 2000 primarily consisted of approximately 12.9 million shares of Lycos stock valued at $781.6 million, 1.2 million shares of Yahoo! stock valued at $155.8 million, 8.0 million shares of Primedia stock valued at $150.0 million, 3.7 million shares of Kana stock valued at $135.7 million, 1.3 million shares of Critical Path stock valued at $73.3 million and 1.5 million shares of eBay stock valued at $69.6 million. The net unrealized holding gain (loss) of approximately ($15.0) million and $495.7 million, net of deferred income taxes, has been presented as "Accumulated other comprehensive income (loss)" within the Consolidated Statements of Stockholders' Equity at July 31, 2001 and 2000, respectively. Also included in available-for-sale securities at July 31, 2000, were approximately 1.2 million shares of Lycos stock, which the Company had a potential obligation to sell to Lycos, at prices ranging from $0.0025 to $2.40 per share, pursuant to employee stock option exercises. A corresponding liability, carried at market value, of approximately
$71.0 million has been included in other current liabilities as of July 31, 2000.

                          CMGI, INC. AND SUBSIDIARIES

(7)Property and Equipment

  Property and equipment consists of the following:

                                                                  July 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
                                                               (in thousands)
   Machinery and equipment................................... $186,770 $143,677
   Other.....................................................  140,212  174,246
                                                              -------- --------
                                                               326,982  317,923
   Less: Accumulated depreciation and amortization...........  117,428   58,653
                                                              -------- --------
   Net property and equipment................................ $209,554 $259,270
                                                              ======== ========

(8)Business Combinations

  Fiscal 2001

  In August 2000, Engage completed its acquisition of Space. The total purchase price for Space was valued at approximately $35.8 million consisting of approximately 3.2 million shares of Engage common stock valued at approximately $35.5 million and direct acquisition costs of approximately $425,000, net of cash acquired of $70,000. Engage also recorded approximately $18.9 million in deferred compensation related to approximately 1.5 million shares of Engage common stock to be issued to certain employee shareholders of Space contingent upon continued employment for a one year period following the date of acquisition. Lastly, contingent consideration, comprised of approximately 1.4 million shares of Engage common stock, has been placed in escrow to satisfy certain performance objectives by Space. At July 31, 2001, the performance goals were not met by Space, and Engage expects the contingent consideration shares in escrow will be returned during the first quarter of fiscal year 2002.

  In September 2000, Engage completed its acquisition of MediaBridge. The total purchase price for MediaBridge was valued at approximately $219.1 million consisting of approximately 11.7 million shares of Engage common stock valued at approximately $190.1 million, options to purchase Engage common stock valued at approximately $31.1 million, direct acquisition costs of approximately $482,000 and net cash acquired of $2.6 million. Of the purchase price, $700,000 was allocated to in-process research and development, which was charged to operations during the first quarter of fiscal 2001. Engage also recorded approximately $7.0 million in deferred compensation related to stock options issued to certain MediaBridge employees. Approximately twelve percent of the shares issued are subject to an escrow period of one year to secure certain indemnification obligations of the former stockholders of MediaBridge. During fiscal year 2001, Engage recorded a $2.9 million adjustment to the goodwill that was originally recorded for the MediaBridge acquisition. The adjustment related principally to accruing additional liabilities related to MediaBridge pre-acquisition contingencies. The additional goodwill recorded will be amortized over the remaining life of the goodwill amortization periods as originally determined for the MediaBridge acquisition. In the fourth quarter of 2001, an impairment charge in the amount of approximately $109.0 million was recorded to write-down MediaBridge goodwill and other intangible assets to fair value (see note 9).

  The acquisitions completed during fiscal years 2001, 2000 and 1999 have been accounted for using the purchase method and, accordingly, the purchase prices have been allocated to the assets purchased and liabilities assumed based upon their fair values at the dates of acquisition. The amounts of the purchase prices allocated to goodwill and other identifiable intangible assets are being amortized on a straight-line basis, generally over three years. The acquired companies are included in the Company's consolidated financial statements from the respective dates of acquisition.

                          CMGI, INC. AND SUBSIDIARIES

  Fiscal 2000

  In August 1999, CMGI completed its acquisition of approximately 81.5% of AltaVista, for approximately 38.0 million CMGI common shares valued at approximately $1.8 billion, approximately 18,000 shares of the Company's Series D preferred stock, which were converted into approximately 3.7 million shares of CMGI common stock in October 1999 valued at approximately $173.0 million, two three-year notes totaling $220.0 million and the exchange of CMGI and subsidiary stock options for AltaVista stock options. The AltaVista acquisition included the assets and liabilities constituting the AltaVista Internet search service and also included former Compaq subsidiaries Zip2 Corporation and Shopping.com. The shares issued by the Company in connection with the AltaVista acquisition are not registered under the Securities Act of 1933. The total purchase price for AltaVista was valued at approximately $2.4 billion, including costs of acquisition of approximately $4.0 million. The value of the Company's shares included in the purchase price was recorded net of a weighted average 10% market value discount to reflect the restrictions on transferability.

  In January 2000, CMGI completed its acquisition of AdForce. The total purchase price for AdForce was valued at approximately $545.0 million. Of the purchase price, approximately $9.3 million was allocated to in-process research and development, which was charged to operations during the third quarter of fiscal 2000. Also in January 2000, CMGI completed its acquisition of Flycast. The total purchase price for Flycast was valued at approximately $897.5 million. Of the purchase price, approximately $29.3 million was allocated to in-process research and development, which was charged to operations during the third quarter of fiscal year 2000. In March 2000, CMGI completed its acquisition of Yesmail. The total purchase price for Yesmail was valued at approximately $588.6 million. Of the purchase price, approximately $18.5 million was allocated to in-process research and development, which was charged to operations during the fourth quarter of fiscal year 2000. In
April 2000, CMGI completed its acquisition of uBid. The total purchase price for uBid was valued at approximately $390.8 million. Also in April 2000, CMGI completed its acquisition of approximately 94.2% of Tallan. The total purchase price for Tallan was valued at approximately $905.2 million. The consideration for the acquisitions of AdForce, Flycast, Yesmail and uBid was primarily in the form of CMGI common stock.

  In April 2000, CMGI contributed Flycast and Adsmart to Engage, a majority-owned subsidiary of CMGI. Upon completion of the transaction, CMGI received approximately 64 million shares of Engage common stock, and Flycast and Adsmart became wholly owned subsidiaries of Engage. As a result of the transaction, CMGI's ownership interest in Engage increased to approximately 87% and CMGI recorded a decrease to its consolidated stockholders' equity of approximately $54.0 million to reflect this transaction.

  During fiscal year 2000, the Company, or its subsidiaries, also completed the acquisitions of eighteen other companies for combined consideration of approximately $586.1 million in CMGI and subsidiary common stock, options and warrants to purchase common stock of CMGI and subsidiaries, notes which are payable only in CMGI common stock and cash and commitments to fund a total of approximately $83.0 million in operating capital. Those acquisitions included 1stUp ($35.9 million purchase price), Activate ($61.6 million), AdKnowledge ($164.1 million), AdTECH Advertising Service Providing GmbH (in which the Company acquired an 80.29% ownership interest) ($20.2 million), Clara Vista Corporation ($17.2 million), ClickHear, Inc. ($50,000), Equilibrium ($17.1 million), ExchangePath ($12.5 million), GreenWitch, LLC ($3.0 million), iAtlas, Inc. ($23.3 million), Interactive Solutions ($5.0 million), Raging Bull, a CMGI affiliate ($165.8 million), Shortbuzz ($330,000), Signatures ($30.0 million), Transium Corporation ($9.6 million), Tribal Voice
($13.8 million), Virtual BillBoard Network ($4.7 million), and the remaining 33% minority interest in Netwright, LLC (Netwright) ($2.0 million) not already owned by CMGI. In the first step of the AdKnowledge transaction, CMGI acquired an 88% equity stake in AdKnowledge. The second step of the AdKnowledge transaction, the contribution of AdKnowledge shares held by AdKnowledge shareholders, including CMGI, to Engage in

                          CMGI, INC. AND SUBSIDIARIES
exchange for approximately 10.3 million shares of Engage common stock, closed in December 1999. Upon completion of the transaction, CMGI received approximately 9.8 million shares of Engage, and AdKnowledge became a wholly-owned subsidiary of Engage.

  Fiscal 1999

  During the third fiscal quarter of 1999, CMGI exercised its right to invest an additional $22 million in cash to increase its ownership in Magnitude Network, Inc. (Magnitude Network) from 23% to 92%. CMGI had previously invested total cash of $2.5 million in Magnitude Network in June and October 1998. Accordingly, beginning in February 1999, CMGI began accounting for its investment in Magnitude Network under the consolidation method of accounting, rather than the equity method. CMGI's ownership interest in Magnitude Network was contributed to CMGI's subsidiary, iCAST, during fiscal 2000.

  In March 1999, CMGI completed the acquisition of 2CAN Media, Inc. (2CAN) for initial consideration of approximately $27.5 million. Immediately following the completion of the acquisition, 2CAN was merged with and into CMGI's subsidiary, Adsmart. As the primary component of the initial consideration paid for 2CAN, CMGI and Adsmart jointly issued convertible promissory notes in the aggregate principal amount of approximately $27.0 million. Pursuant to the conversion terms of the notes, approximately $26.7 million of the convertible notes have been converted as of July 31, 2001. Additionally, the initial consideration was subject to increase if Adsmart and 2CAN achieved certain revenue targets. During the second quarter of fiscal 2000, CMGI recorded additional purchase consideration of approximately $5.2 million as a result of contingent consideration performance goals having been met by Adsmart and 2CAN. The additional consideration was paid in shares of CMGI common stock and cash.

  In April 1999, the Company's subsidiary, Engage, acquired Internet Profiles Corporation (I/PRO), which provides Web site traffic measurement and audit services, for approximately $32.7 million including acquisition costs of $244,000. Of the purchase price, $4.5 million was allocated to in-process research and development that was charged to operations during fiscal 1999.

  Also during fiscal 1999, the Company, or its subsidiaries, completed the acquisitions of four other companies for purchase prices valued at a combined total of approximately $19.8 million including acquisition costs of $300,000. Those acquisitions were Activerse, Inc. ($14.1 million purchase price), Nascent ($4.9 million), Netwright (66% ownership in exchange for $5.0 million in future funding commitments) and Digiband, Inc. ($845,000).

                          CMGI, INC. AND SUBSIDIARIES

  The purchase prices for the fiscal year 2001, 2000 and 1999 acquisitions were allocated as follows:

                                                    Years ended July 31,
                                                -----------------------------
                                                  2001       2000      1999
                                                --------  ---------- --------
                                                       (in thousands)
   Working capital, including cash (cash over-
    draft) acquired............................ $(11,219) $  115,810 $ (6,859)
   Property and equipment......................    2,468      89,834    2,388
   Other assets (liabilities), net.............     (404)     54,753     (646)
   Goodwill....................................  239,028   5,532,078  103,808
   Developed technology........................      --      220,418    3,000
   Other identifiable intangible assets........   24,300     224,615    1,920
   In-process research and development.........      700      64,437    6,061
   Minority interest...........................      --          --      (119)
   Losses recorded under equity method.........      --          --       388
                                                --------  ---------- --------
   Purchase price.............................. $254,873  $6,301,945 $109,941
                                                ========  ========== ========

  Amortization of intangible assets and stock-based compensation consists of the following:

                                                       Years ended July 31,
                                                   -----------------------------
                                                      2001       2000     1999
                                                   ---------- ---------- -------
                                                          (in thousands)
   Amortization of intangible assets.............. $1,421,372 $1,317,795 $14,672
   Amortization of stock-based compensation.......     69,342     84,880   1,455
                                                   ---------- ---------- -------
   Total.......................................... $1,490,714 $1,402,675 $16,127
                                                   ========== ========== =======

  The amortization of intangible assets and impairment of long-lived assets for the years ended July 31, 2001, 2000 and 1999 would have been primarily allocated to general and administrative expense had the Company recorded the expenses within the functional operating expense categories. The amortization of stock-based compensation for the years ended July 31, 2001, 2000 and 1999 would have been primarily allocated to general and administrative expense had the Company recorded the expenses within the functional department of the employee or director.

  The following unaudited pro forma financial information presents the consolidated operations of the Company as if the fiscal year 2000 acquisitions of AltaVista, AdForce, Flycast, Yesmail, Tallan, and uBid had occurred as of the beginning of fiscal 2000 after giving effect to certain adjustments including increased amortization of goodwill and other intangible assets related to the acquisitions and increased interest expense related to long-term debt issued in conjunction with the acquisitions. In-process research and development charges totaling $57.1 million which were recorded in fiscal 2000 related to the acquisitions of AdForce, Flycast and Yesmail in fiscal 2000 are excluded from the pro forma results as they are non-recurring and not indicative of normal operating results. The unaudited pro forma information excludes the impact of all other fiscal year 2000 acquisitions and the fiscal year 2001 acquisitions since they are not material to the Company's consolidated financial statements.

                          CMGI, INC. AND SUBSIDIARIES

  The following unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the acquisitions been consummated on the dates assumed and do not project the Company's results of operations for any future period:

                                                       Years ended July 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
                                                       (in thousands, except
                                                          per share data)
   Net revenue....................................... $ 1,228,633  $   481,290
   Net loss.......................................... $(1,918,717) $(1,179,750)
   Net loss per share (basic and diluted)............ $     (6.68) $     (4.51)

(9)Impairment of Long-Lived Assets

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

  During the first quarter of fiscal 2001, the Company recorded an impairment charge of approximately $69.6 million. Subsequent to October 31, 2000, CMGI announced its decisions to exit the businesses conducted by its subsidiaries iCAST and 1stUp. In connection with these decisions, management determined that the carrying value of certain intangible assets, principally goodwill, were permanently impaired and recorded impairment charges of approximately $3.6 million and $23.3 million related to iCAST and 1stUp, respectively. The Company also recorded other impairment charges during the first quarter of fiscal 2001 totaling approximately $42.7 million, consisting primarily of $16.8 million related to intangible assets of Engage, $8.9 million related to intangible assets of MyWay, and $10.1 million related to intangible assets of CMGion.

  During the second quarter of fiscal 2001, the Company recorded impairment charges totaling approximately $2.02 billion. Each of the companies for which impairment charges were recorded in the second quarter had experienced declines in operating and financial metrics over the previous several quarters in comparison to the metrics forecasted at the time of their respective acquisitions. The impairment analysis considered that these companies were recently acquired during the time period from August 1999 to March 2000 and that the intangible assets recorded upon acquisition of these companies were generally being amortized over a three-year useful life. Sufficient monitoring was performed over the course of the prior several quarters and this monitoring process culminated with impairment charges for these companies in the second quarter. The amount of the impairment charge was determined by comparing the carrying value of goodwill and certain other intangible assets to fair value at January 31, 2001. The discount rates used as of January 31, 2001 ranged from 20% to 25%. These discount rates were determined by an analysis of the risks associated with certain goodwill and other intangible assets. The resulting net cash flows to which the discount rates were applied were based on management's estimates of revenues, operating expenses and income taxes from the assets with identified impairment indicators.

                          CMGI, INC. AND SUBSIDIARIES

  As a result of sequential declines in operating results, primarily due to the continued weak overall demand for on-line advertising and marketing services and changes in business strategies, management determined that the carrying value of goodwill and certain other intangible assets of Engage, Yesmail, CMGion's subsidiary, AdForce, and AltaVista should be adjusted. Accordingly, the Company recorded an impairment charge of approximately $524.1 million, $350.6 million, $241.8 million and $886.5 million, respectively, totaling $2.0 billion during the second quarter of fiscal 2001 to adjust the carrying value of these intangible assets.

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

  During the fourth quarter of fiscal year 2001, the Company recorded impairment charges totaling approximately $692.3 million. Due to continued decline in operating and financial metrics, management determined that the carrying value of goodwill and other intangible assets exceeded their estimated fair value. Accordingly, the Company recorded impairment charges of approximately $327.6 million, $127.3 million, $96.0 million, $75.5 million, $4.2 million and $3.6 million related to Engage, AltaVista, MyWay, Tallan, Yesmail and uBid, respectively, to adjust the carrying value of the goodwill and intangible balances.

  The Company had recorded impairment charges totaling approximately $34.2 million during fiscal 2000. The significant components of this balance include an impairment charge of approximately $13.3 million related to the closing of operations at Activerse, Inc. and a net impairment charge of approximately $11.8 million related to the sale of substantially all of the assets of Magnitude Network.

  The impairment factors evaluated by management may change in subsequent periods, given that the Company operates in a volatile business environment. This could result in additional material impairment charges in future periods.

(10)Restructuring Charges

  During the fiscal year ended July 31, 2001, the Company recorded restructuring charges of approximately $217.2 million in accordance with EITF No. 94-3, EITF No. 95-3 and SAB No. 100. The Company's restructuring initiatives involved strategic decisions to exit certain businesses or to re-evaluate the current state of on-going businesses. The restructuring charges recorded during the first, second third and fourth quarters of fiscal 2001 (Q1 Restructuring, Q2 Restructuring, Q3 Restructuring and Q4 Restructuring, respectively) primarily relate to contract terminations, severance charges and equipment charges resulting from the closing of operations at iCAST, 1stUp, ExchangePath and AdForce and the Company's decision to cease funding the operations at NaviPath and to streamline its remaining operations in connection with cost reduction initiatives. Severance

                          CMGI, INC. AND SUBSIDIARIES
charges include employee termination costs as a result of a reduction in workforce of approximately 1,700 positions and salary expense for certain employees involved in the restructuring efforts. Engage and AltaVista, who eliminated approximately 550 and 410 positions, respectively, incurred the majority of these severance charges. Employees affected by the restructuring were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The majority of the contract terminations were incurred by Engage in connection with the closing of several office locations, by CMGion's subsidiary, AdForce, and by NaviPath in connection with the termination of bandwidth agreements, by MyWay due to the termination of a contract with a significant customer and by AltaVista in connection with the termination of a contract with a significant customer, the termination of an office lease commitment and the termination of other contracts due to a change in its business strategy. The asset impairment charges primarily relate to the write-off of property and equipment by Engage, 1stUp, ExchangePath and NaviPath.

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

  The restructuring charges incurred during fiscal year 2000 primarily consisted of a $12.3 million charge incurred by AltaVista related to the renegotiation of a contract with a significant customer.

  The following table summarizes the activity in the accrued restructuring accounts from July 31, 2000 to July 31, 2001:

                                     Employee
                                     Related   Contractual    Asset
                                     Expenses  Obligations Impairments  Total
                                     --------  ----------- ----------- --------
                                                  (in thousands)
   Beginning balance at July 31,
    2000...........................  $    157   $ 13,526    $    --    $ 13,683
   Q1 Restructuring................     4,667      3,678         496      8,841
   Q2 Restructuring................    13,282     67,121      19,628    100,031
   Q3 Restructuring................     1,732     10,173       2,805     14,710
   Restructuring adjustments.......        92      1,293       2,431      3,816
   Q4 Restructuring................     7,728     63,788      18,305     89,821
   Cash charges....................   (23,490)   (47,301)        924    (69,867)
   Non-cash charges................       --     (25,635)    (39,848)   (65,483)
                                     --------   --------    --------   --------
   Accrued restructuring balance at
    July 31, 2001..................  $  4,168   $ 86,643    $  4,741   $ 95,552
                                     ========   ========    ========   ========

  The Company anticipates that the remaining restructuring charges will be settled by February 2003. The payments of employee related expenses are substantially complete. The remaining contractual obligation payments are primarily related to lease obligations.

                          CMGI, INC. AND SUBSIDIARIES

  The restructuring charges for the fiscal years ended July 31, 2001 and 2000 would have been allocated as follows had the Company recorded the expense within the functional department of the restructured activities:

                                                               Years ended July
                                                                     31,
                                                               ----------------
                                                                 2001    2000
                                                               -------- -------
                                                                (in thousands)
   Cost of revenue............................................ $103,633 $ 2,071
   Research and development...................................   17,128      44
   Selling....................................................   31,617  12,304
   General and administrative.................................   64,841     351
                                                               -------- -------
                                                               $217,219 $14,770
                                                               ======== =======

(11)CMGI@Ventures Investments

  The Company's first Internet venture fund, CMG@Ventures I was formed in February 1996. The Company owns 100% of the capital and is entitled to approximately 77.5% of the cumulative net profits of CMG@Ventures I. The Company completed its $35 million commitment to this fund during fiscal year 1997. The Company's second Internet venture fund, CMG@Ventures II, was formed during fiscal year 1997. The Company owns 100% of the capital and is entitled to 80% of cumulative net profits of CMG@Ventures II. The remaining interest in these investments are attributed to profit members, including the Chief Executive Officer of the Company. The Company is responsible for all operating expenses of CMG@Ventures I and CMG@Ventures II. CMG@Ventures II invested a total of approximately $26.4 million in nine companies during fiscal year 1999, approximately $7.3 million in four companies during fiscal year 2000 and approximately $1.8 million in two companies during fiscal year 2001.

  In fiscal year 1999, CMGI formed the @Ventures III venture capital fund (@Ventures III Fund). The @Ventures III Fund secured capital commitments from outside investors, and CMGI, to be invested in emerging Internet service and technology companies. 78.1% of amounts committed to the @Ventures III Fund are provided through two entities, @Ventures III, L.P. and @Ventures Foreign Fund III, L.P. CMGI does not have a direct ownership interest in either of these entities, but CMGI is entitled to approximately 2% of the cumulative net capital gains realized by both entities. Management of these entities is the responsibility of @Ventures Partners III, LLC (@Ventures Partners, III), which is entitled to 20% of their net gains. The Company has committed to contribute up to $56 million to its limited liability company subsidiary, CMG@Ventures III, equal to 19.9% of total amounts committed to the @Ventures III Fund, of which approximately $53.1 million has been funded as of July 31, 2001. CMG@Ventures III co-invests with the @Ventures III Fund in all portfolio companies. CMGI owns 100% of the capital and is entitled to approximately 80% of the cumulative net capital gains realized by CMG@Ventures III. @Ventures Partners III is entitled to the remaining 20% of the cumulative net capital gains realized by CMG@Ventures III. The remaining 2% committed to the @Ventures III Fund is provided by a fourth entity, @Ventures Investors, LLC (@Ventures Investors), in which CMGI has no ownership. The Company's Chief Executive Officer has an individual ownership interest in @Ventures Investors and, as a member of @Ventures Partners III, is entitled to a portion of net gains distributed to @Ventures Partners III. CMG@Ventures III invested a total of approximately $20.3 million in 23 companies during fiscal year 1999, approximately $29.7 million in 25 companies during fiscal year 2000 and approximately $300,000 in one company during fiscal 2001.

  During fiscal year 2000, CMGI formed an expansion fund to the @Ventures III Fund to provide follow-on financing to existing @Venture III Fund investee companies pursuant to which CMGI's commitment increased by $38.2 million through its limited liability company subsidiary CMG@Ventures Expansion. CMG@Ventures Expansion has a structure that is substantially identical to the @Ventures III Fund, and CMGI's interests in said fund are comparable to its interests in the @Ventures III Fund. CMG@Ventures Expansion invested a total of

                          CMGI, INC. AND SUBSIDIARIES
approximately $9.3 million in 14 companies during fiscal year 2000 and approximately $4.3 million in nine companies in fiscal year 2001.

  Also during fiscal year 2000, CMGI announced the formation of three new venture capital funds: CMGI@Ventures IV, the B2B Fund and the Tech Fund. CMGI owns 100% of the capital and is entitled to a percentage (ranging from approximately 80% to approximately 92.5%) of the net capital gains realized by CMGI@Ventures IV, the B2B Fund and the Tech Fund. During fiscal year 2000, CMGI@Ventures IV, the B2B Fund, and the Tech Fund invested approximately $28.9 million, $155.0 million and $37.3 million in three, eleven and six companies, respectively. During fiscal year 2001, CMGI @Ventures IV, the B2B Fund and the Tech Fund were merged into a single evergreen fund called CMGI@Ventures IV LLC. During fiscal year 2001, CMGI@Ventures IV LLC invested $43.7 million in nine companies.

(12)Gains on Issuance of Stock by Subsidiaries and Affiliates

  The following schedule reflects the components of "Gains on issuance of stock by subsidiaries and affiliates":

                                                        Years ended July 31,
                                                      -------------------------
                                                        2001    2000     1999
                                                      -------- ------- --------
                                                           (in thousands)
   Gain on stock issuance by NaviSite................ $    198 $51,279 $    --
   Gain on stock issuance by Vicinity................      695  20,903      --
   Gain on stock issuance by Engage..................  120,901   8,205   81,103
   Gain on stock issuance by GeoCities...............      --      --    29,373
   Gain on stock issuance by Lycos...................      --      --    20,253
                                                      -------- ------- --------
                                                      $121,794 $80,387 $130,729
                                                      ======== ======= ========

  For the fiscal year ended July 31, 2001, gain on issuance of stock by Engage primarily related to the issuance of approximately 14.9 million shares of common stock by Engage valued at approximately $225.6 million in its acquisitions of Space and MediaBridge. The Company's ownership interest in Engage decreased from approximately 86% to approximately 78% primarily as a result of these stock issuances. The Company provided for deferred income taxes resulting from the gains on issuance of stock by Engage.

  For the fiscal year ended July 31, 2000, gain on issuance of stock by NaviSite related primarily to the issuance of approximately 12.8 million shares of NaviSite's common stock in its initial public offering at a price of $7 per share, raising approximately $80.4 million in net proceeds for NaviSite. The Company recorded a pre-tax gain of approximately $51.9 million as a result of the initial public offering. As a result, the Company's ownership interest in NaviSite was reduced from approximately 89% to approximately 69%. The Company provided for deferred income taxes resulting from the gain on issuance of stock by NaviSite.

  Also during the fiscal year ended July 31, 2000, the Company's affiliate, Vicinity, completed its initial public offering of common stock, issuing approximately 8.0 million shares at a price of $17 per share, raising approximately $126.1 million in net proceeds for Vicinity. As a result of the initial public offering, the Company's ownership interest in Vicinity was reduced from approximately 29% to approximately 21%. The Company recorded a pre-tax gain of approximately $20.9 million as a result of this initial public offering. The gain was recorded net of the interests attributable to CMG@Ventures I's and CMG@Ventures II's profit members. The Company provided for deferred income taxes resulting from the gain on issuance of stock by Vicinity.

                          CMGI, INC. AND SUBSIDIARIES

  Also during the fiscal year ended July 31, 2000, gain on issuance of stock by Engage, related primarily to the issuance of approximately 1.7 million shares of its common stock to Compaq at a price of $15 per share, raising approximately $24.2 million in net proceeds for Engage. The Company recorded a pre-tax gain of approximately $12.6 million as a result of the issuance of stock by Engage to Compaq. The Company's ownership interest in Engage remained approximately 87% as a result of the Compaq transaction. The Company provided for deferred income taxes resulting from the gain on issuance of stock by Engage.

  During the fiscal year ended July 31, 1999, the gain on issuance of stock by Engage related primarily to the issuance by Engage of approximately 15.6 million shares of its common stock in its initial public offering ($7.50 per share) and in a private placement of its common stock ($6.98 per share). Engage received net proceeds totaling approximately $108.0 million from these stock issuances and the Company's ownership in Engage was reduced from approximately 96% to 79%. The Company provided for deferred income taxes resulting from the gain on issuance of stock by Engage.

  Also during the fiscal year 1999, the Company's affiliate, GeoCities, completed its initial public offering of common stock, issuing approximately
5.5 million shares at a price of $17 per share, which raised approximately $84.5 million in net proceeds for GeoCities. As a result of the initial public offering, the Company's ownership interest in GeoCities was reduced from approximately 34% to 28%. The Company recorded a pre-tax gain of approximately $24.1 million related to the issuance of stock by GeoCities in its initial public offering. The Company also recorded net pre-tax gains totaling approximately $5.3 million related to other issuances of stock by GeoCities during fiscal year 1999 which included stock issued by GeoCities in its acquisition of Starseed, Inc. (known as WebRing) and Futuretouch.

  The gain on issuance of stock by Lycos in fiscal year 1999 was primarily related to the issuance of approximately 4.1 million shares by Lycos, valued at approximately $158.0 million during August 1998 in its acquisition of WhoWhere? Inc. With this transaction, the Company's ownership interest in Lycos was reduced from approximately 24% to 22%.

(13)Other Gains (Losses), Net

  The following schedule reflects the components of "Other gains (losses), net":

                                                      Years ended July 31,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  ---------  ---------  --------
                                                         (in thousands)
   Gain on sale of marketable securities, net.... $ 336,978  $ 505,965  $ 45,475
   Loss on impairment of marketable securities...  (442,763)   (35,000)      --
   Loss on impairment of @Ventures investments...  (145,733)    (3,332)      --
   Loss on sale of Raging Bull, Inc..............   (95,896)       --        --
   Loss on sale of Signatures SNI, Inc...........   (18,499)       --        --
   Gain on sale of real estate holding...........    19,801        --        --
   Gain on sale of @Ventures investments.........       --      53,641   703,386
   Other.........................................   (11,435)     3,991     9,451
                                                  ---------  ---------  --------
                                                  $(357,547) $ 525,265  $758,312
                                                  =========  =========  ========

  During fiscal year 2001, the Company sold marketable securities for total proceeds of approximately $973.7 million and recorded a net pre-tax gain of approximately $337.0 million on these sales. These sales primarily consisted of approximately 8.4 million shares of Lycos stock for proceeds of approximately $394.7 million, approximately 241.0 million shares of PCCW stock for proceeds of approximately $190.2 million,

                          CMGI, INC. AND SUBSIDIARIES
approximately 3.7 million shares of Kana stock for proceeds of approximately $137.6 million, approximately 6.8 million shares of Terra Networks stock for proceeds of approximately $78.3 million and approximately
1.3 million shares of Critical Path stock for proceeds of approximately $72.8 million.

  During the fiscal year ended July 31, 2001, the Company recorded impairment charges related to its available-for-sale securities and other marketable securities. These charges primarily consisted of approximately $187.5 million, $90.1 million, $49.3 million, $40.5 million, $29.6 million and $25.4 million of impairment charges related to the Company's holdings of shares of PCCW, Primedia, Hollywood Entertainment, MSGI, Netcentives and Divine, respectively.

  During the fiscal year ended July 31, 2001, AltaVista, a majority-owned subsidiary of the Company, sold its subsidiary, Raging Bull, and recorded a net pre-tax loss of approximately $95.9 million. Also during fiscal year 2001, AltaVista recorded a pre-tax gain of approximately $19.8 million on the sale of a real estate holding.

  During the fiscal year ended July 31, 2001 the Company also completed the sale of a majority interest in Signatures. As a result of the sale, the Company recorded a loss of approximately $18.5 million and retained a minority interest in Signatures. The Company accounts for its remaining investment under the equity method of accounting.

  During the fiscal year ended July 31, 2001, the Company recorded an impairment charge of approximately $145.7 million for other than temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV.

  During fiscal year 2000, the Company sold approximately 9.1 million shares of Yahoo! stock on the open market for proceeds of approximately $1.1 billion and recorded a pre-tax gain of approximately $499.5 million on these sales. In addition, the Company recorded a pre-tax gain of approximately $53.6 million on the sale of its investment in Half.com to eBay and a pre-tax loss of approximately $35.0 million on the write-down of the carrying value of an available-for-sale security. The Company's subsidiary, CMGI@Ventures IV converted its holdings in Half.com into approximately 1.5 million shares of eBay stock valued at a total of approximately $61.2 million. This gain was recorded net of the 20% interest attributable to CMGI@Ventures IV's profit members.

  During fiscal year 1999, the Company recorded a pre-tax gain of approximately $661.2 million on the sale of its investment in GeoCities to Yahoo!. The Company's subsidiaries, CMG@Ventures I and CMG@Ventures II converted their holdings in GeoCities into approximately 5.6 million shares and 341,000 shares of Yahoo! stock, respectively, valued at a total of approximately $878.7 million. The gain was recorded net of the interest attributable to CMG@Ventures I's and II's profit members. In addition, the Company recorded a pre-tax gain of approximately $19.1 million on the sale of CMG@Ventures II's investment in Sage Enterprises, Inc. CMG@Ventures II converted its holdings in Sage Enterprises, Inc. into approximately 226,000 shares of Amazon stock, valued at approximately $26.5 million, as part of a merger wherein Amazon acquired Sage Enterprises, Inc. This gain was recorded net of the 20% interest attributable to CMG@Ventures II's profit members.

  During fiscal 1999, the Company recorded a pre-tax gain of approximately $23.2 million on the sale of CMG@Ventures II's investment in Reel.com. CMG@Ventures II's holdings in Reel.com were converted into approximately 1.9 million restricted common and approximately 486,000 restricted, convertible preferred shares of Hollywood Entertainment, valued at a total of approximately $32.8 million, as part of a merger wherein Hollywood Entertainment acquired Reel.com. The preferred shares were subsequently converted into common shares on a 1-for-1 basis. The gain is reported net of the 20% interest attributable to CMG@Ventures II's profit members.

                          CMGI, INC. AND SUBSIDIARIES

  Also during fiscal 1999, the Company sold 818,000 of its Lycos shares on the open market. As a result of the sale, the Company received proceeds of approximately $53.1 million, and recognized a pre-tax gain of approximately $45.5 million, reported net of the associated interest attributed to CMG@Ventures I's profit members. As a result of the Company's sale of Lycos shares, during fiscal 1999, the Company's ownership interest in Lycos fell below 20% of Lycos' outstanding shares. With this decline in ownership below 20%, CMGI began accounting for its investment in Lycos (net of shares attributable to CMG@Ventures I's profit members) as available-for-sale securities, carried at fair value, rather than under the equity method.

(14)Borrowing Arrangements

  At July 31, 2001, notes payable totaling approximately $33.6 million consisted of a borrowing arrangement entered into in connection with a hedge of the Company's investment in Yahoo! common stock discussed below. At July 31, 2000, notes payable totaling approximately $523.0 million consisted of three short-term promissory notes issued in connection with the Company's acquisition of Tallan and the agreement entered into by the Company to hedge its Yahoo! common stock.

  In March 2000, the Company issued three short-term promissory notes totaling approximately $376.9 million as consideration for the Company's acquisition of Tallan. During fiscal year 2001, the Company issued approximately 30.2 million shares of its common stock as payment of the principal and interest associated with these notes.

  In April 2000, the Company entered into a borrowing arrangement that hedges a portion of the Company's investment in common stock of Yahoo!. Under the terms of the contract, the Company agreed to deliver, at its discretion, either cash or Yahoo! common stock in three separate tranches, with maturity dates ranging from August 2000 to February 2001. The Company executed the first tranche in April 2000 and received approximately $106.4 million. The Company subsequently settled this tranche through the delivery of 581,499 shares of Yahoo! common stock in August 2000. In May 2000, the Company received approximately $68.5 million and $5.7 million upon the execution of the second and third tranches, respectively. The Company settled the second tranche for cash totaling approximately $33.6 million in October 2000. The Company settled the third tranche through the delivery of 47,684 shares of Yahoo! common stock in February 2001. In November 2000, the Company entered into a new agreement to hedge the Company's investment in 581,499 shares of Yahoo! common stock. The Company received approximately $31.5 million of cash in connection with this new agreement. Under the terms of the new contract, the Company delivered 581,499 shares of Yahoo! common stock on August 1, 2001.

  SalesLink has a revolving credit agreement with a bank. The revolving credit agreement provides for the option of interest at LIBOR or the higher of 1) Prime, or 2) 0.5% above the Federal Funds Effective Rate plus, in any case, an applicable margin based on SalesLink's leverage ratio (7.25% and 8.12% effective rates at July 31, 2001 and 2000, respectively).

  At July 31, 2001 and 2000, SalesLink's revolving line of credit agreement totaled $9.0 million, of which approximately $500,000 and $800,000 had been reserved in support of outstanding letters of credit for operating leases, respectively, and approximately $8.5 and $8.2 million was available for future borrowings, respectively.

                          CMGI, INC. AND SUBSIDIARIES

  Long-term debt consists of the following:

                                                                  July 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
                                                               (in thousands)
   Notes payable to Compaq................................... $220,000 $220,000
   Term notes payable to a bank issued by SalesLink..........    7,363   12,400
   Other.....................................................      664    2,272
                                                              -------- --------
                                                               228,027  234,672
   Less: Current portion.....................................    6,213    6,649
                                                              -------- --------
                                                              $221,814 $228,023
                                                              ======== ========

  In August 1999, the Company issued two three-year notes totaling $220.0 million to Compaq as consideration for the Company's acquisition of AltaVista. The notes bear interest at an annual rate of 10.5% and are due and payable in full in August 2002. Interest is due and payable semiannually on each February 18 and August 18 until the notes are paid in full. Principal and interest payments due on the notes are payable in cash, shares of the Company's common stock, other marketable securities, or any combination thereof at the option of CMGI.

  SalesLink's term notes payable to a bank provide for the option of interest at LIBOR or the higher of 1) Prime, or 2) 0.5% above the Federal Funds Effective Rate plus, in any case, an applicable margin based on SalesLink's leverage ratio (7.25% and 8.12% effective rates at July 31, 2001 and 2000, respectively). The bank term notes outstanding at July 31, 2001 provide for repayment in quarterly installments through October 2002.

  The obligations of SalesLink, under its bank line of credit and bank term loans have been guaranteed by CMGI. SalesLink had no violations as of July 31, 2001. As of July 31, 2000, SalesLink was not in compliance with a certain covenant of its borrowing arrangements. SalesLink has received a waiver for such covenant violation.

  Maturities of long-term debt are approximated as follows: 2002, $6.2 million; 2003, $221.5 million; 2004, $0.3 million.

(15) Commitments and Contingencies

  The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through June 2016. Future minimum lease payments as of July 31, 2001 are as follows:

                                                                  (in thousands)
   Fiscal 2002..................................................     $178,887
     2003.......................................................      104,387
     2004.......................................................       52,842
     2005.......................................................       43,683
     2006.......................................................       36,421
     Thereafter.................................................      159,522
                                                                     --------
                                                                     $575,742
                                                                     ========

  Total future minimum lease payments have not been reduced by future minimum sublease rentals of approximately $24.6 million.

                          CMGI, INC. AND SUBSIDIARIES

  Total rent and equipment lease expense charged to continuing operations was approximately $114.4 million, $79.0 million, and $16.3 million for the years ended July 31, 2001, 2000 and 1999, respectively.

  In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots' new stadium, to be known as "CMGI Field", for a period of fifteen years. In return for the naming and sponsorship rights, CMGI will pay $7.6 million per year for the first ten years, with consumer price index adjustments for years eleven through fifteen. CMGI will not make its first semi-annual payment under this agreement until January 2002.

  The Company leases facilities and certain machinery and equipment under non-cancelable capital lease arrangements, which are not included in the table above. The present value of net minimum capital lease obligations are $23.6 million.

  The Company and its subsidiaries are subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

(16) Redeemable, Convertible Preferred Stock

  On June 29, 1999, CMGI completed a $375 million private placement of 375,000 shares of newly issued Series C Redeemable, Convertible Preferred Stock ("Series C Preferred Stock"). Each share of Series C Preferred Stock has a stated value of $1,000 per share. The Company pays a semi-annual dividend of 2% per annum, in arrears, on June 30 and December 30 of each year at the Company's option, in cash or through an adjustment to the liquidation preference of the Series C Preferred Stock. Such adjustments, if any, also increase the number of shares into which the Series C Preferred Stock is convertible into common stock. The Series C Preferred Stock is segregated into three separate tranches of 125,000 shares each. The shares in each tranche have identical rights and preferences to shares in other tranches except as to conversion price. The three tranches are convertible into common stock at prices of $45.72, $37.58 and $37.66 per share prior to June 30, 2002. The conversion price calculated for each tranche is also subject to adjustment for certain actions taken by the Company. The Series C Preferred Stock may be converted into common stock by the holders any time and automatically converts into common stock on June 30, 2002 at a conversion price equal to the average of the closing bid prices of the common stock on the ten consecutive trading days ending on the trading day prior to June 30, 2002. The Series C Preferred Stock is redeemable at the option of the holders upon the occurrence of certain events.

(17) Stockholders' Equity

  In May 2000, stockholders of CMGI approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of capital stock from 405,000,000 to 1,405,000,000 shares.

  In January 1999, May 1999 and January 2000 the Company effected 2-for-1 common stock splits in the form of stock dividends. Accordingly, all data shown in the accompanying consolidated financial statements have been retroactively adjusted to reflect these events.

  Effect of subsidiaries' equity transactions during fiscal 1999 primarily related to equity transactions of NaviSite and Engage, prior to their initial public offerings. In June 1999, NaviSite completed a private equity placement of approximately 4.2 million preferred shares at $3.70 per share, raising net proceeds to NaviSite of approximately $15.4 million. With this transaction, the Company's ownership in NaviSite was reduced from approximately 99% to 89%. An increase of approximately $7.9 million, net of deferred income taxes, has been

                          CMGI, INC. AND SUBSIDIARIES
recorded in the accompanying Consolidated Statement of Stockholders' Equity to reflect the increase in the Company's net equity in NaviSite as a result of NaviSite's private placement. During April 1999, Engage acquired I/PRO for consideration that included the issuance of approximately 1.0 million shares of Engage common stock and Engage stock options valued at a total of approximately $10.2 million. As a result of the issuance, the Company's ownership in Engage was reduced from approximately 98% to 96%. An increase of approximately $4.7 million, net of deferred income taxes, has been recorded in the accompanying Consolidated Statement of Stockholders' Equity to reflect the increase in the Company's net equity in Engage as a result of this transaction.

  Effect of subsidiaries' equity transactions during fiscal 2000 was primarily related to the equity transactions of Engage, AltaVista, CMGion and NaviSite. In April 2000, Engage completed its acquisition of Flycast and Adsmart from CMGI. As a result of this transaction, CMGI received approximately 64.3 million shares of Engage stock and the Company's ownership percentage in Engage increased from approximately 81% to 87%. A decrease of approximately $54.0 million has been recorded in the accompanying Consolidated Statements of Stockholders' Equity to reflect the decrease in the Company's net equity in Engage as a result of Engage's purchase of Flycast and Adsmart. In June 2000, CMGI invested $50.0 million in Engage in exchange for approximately 3.3 million shares of Engage common stock. As a result of the transaction, the Company's ownership percentage in Engage remained approximately 87%. A decrease of approximately $5.1 million has been recorded in the accompanying Consolidated Statement of Stockholders' Equity as a result of the transaction. During the third quarter of fiscal 2000, AltaVista acquired Raging Bull and Transium in exchange for AltaVista common stock. In addition, during the third quarter, AltaVista also issued shares of its stock to CMGI and Compaq to satisfy AltaVista's borrowings from CMGI and Compaq. As a result of these transactions, CMGI's ownership in AltaVista decreased from approximately 82% to 78%. An increase of approximately $38.8 million has been recorded in the accompanying Consolidated Statements of Stockholders' Equity as a result of these transactions. During April and May 2000, CMGion completed a private placement of approximately 2.7 million preferred shares raising approximately $60.0 million in net proceeds. With these transactions, the Company's ownership percentage in CMGion decreased from 100% to approximately 85%. An increase of approximately $30.0 million, net of deferred income taxes, has been recorded in the accompanying Consolidated Statements of Stockholders' Equity as a result of CMGion's private placement of its stock. In May 2000, CMGI invested $50.0 million in NaviSite in exchange for approximately 981,000 shares of NaviSite common stock. As a result of the transaction, the Company's ownership percentage in NaviSite remained approximately 70%. A decrease of approximately $14.7 million, net of deferred income taxes, has been recorded in the accompanying Consolidated Statements of Stockholders' Equity as a result of the transaction.

  During fiscal 2000, the Company completed stock exchanges with four companies. In November 1999, the Company received approximately 448.3 million shares of PCCW common stock in exchange for approximately 8.2 million shares of CMGI common stock. In April 2000, the Company received approximately 1.7 million shares of Netcentives common stock in exchange for approximately 425,000 shares of CMGI common stock. In May 2000, the Company received approximately 8.0 million shares of Primedia common stock in exchange for approximately 1.5 million shares of CMGI common stock. In July 2000, the Company received approximately 1.7 million shares of Divine common stock in exchange for approximately 372,000 shares of CMGI common stock.

  During fiscal 2001, CMGI received approximately 241.0 million shares of PCCW stock in exchange for approximately 13.4 million shares of the Company's common stock. During fiscal 2001, the Company issued approximately 30.2 million shares of its common stock as payment of principal and interest totaling approximately $391.6 million related to notes payable that had been issued in the Company's acquisition of Tallan. Also during fiscal 2001, the Company issued approximately 2.3 million shares of its common stock to Compaq as the interest payments valued at approximately $23.0 million related to notes payable issued in the acquisition of AltaVista.

                          CMGI, INC. AND SUBSIDIARIES

(18)  Stock Option Plans

  The Company currently awards stock options under two plans: the 2000 Stock Option Plan (2000 Plan), which replaced the 1986 Stock Option Plan (1986 Plan) and the 1999 Stock Option Plan For Non-Employee Directors (1999 Directors'
Plan), which replaced the 1995 Directors' Plan (1995 Directors' Plan). Options granted under the 2000 Plan are generally exercisable in equal cumulative installments over a four-to-ten year period beginning one year after the date of grant. Options under the 1999 Directors' Plan become exercisable in 36 equal monthly installments beginning on the date of grant.

  In addition, the Company assumed several stock option plans of companies which were acquired during fiscal 2000. Options to purchase a total of approximately 10.2 million shares of CMGI common stock were assumed. The terms and conditions of these assumed options were consistent with the terms of the plans under which they were initially granted by the acquired companies.

  In October 2000, the Board of Directors adopted the 2000 Stock Incentive Plan (2000 Plan), pursuant to which 15,500,000 shares of common stock are reserved for issuance (subject to adjustment in the event of stock splits and other similar events). No further option grants will be made under the 1986 Plan, however all outstanding options under the 1986 Plan remain in effect.

  Under the 2000 Plan, non-qualified stock options or incentive stock options may be granted to the Company's or its subsidiaries' employees, consultants, advisors or directors, as defined. The Board of Directors administers this plan, selects the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2000 Plan at July 31, 2001 expire through 2006.

  During fiscal 2000, the 1999 Directors' Plan replaced the Company's 1995 Directors' Plan, however, all outstanding options under the 1995 Directors' Plan remained in effect. Options under the plans are granted at fair market value on the date of the grant. Options under the 1995 Directors' Plan were amended in fiscal year 2000 to provide that all options previously granted under the plan vest monthly for the remainder of the five-year vesting term (in contrast to the previous vesting schedule which consisted of five annual 20% installments). Options under the 1999 Directors' Plan are exercisable as to 1/36th of the number of shares of Common Stock originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. Outstanding options under the 1995 Directors' Plan and the 1999 Directors' Plan at July 31, 2001 expire through 2011.

  Pursuant to the 1995 Directors' Plan, 4,512,000 shares of the Company's common stock were initially reserved. Under the 1995 Directors' Plan, options for 752,000 shares were to be granted to each Director who is neither an officer or full time employee of the Company, nor an affiliate of an institutional investor which owns shares of common stock of the Company. Options were granted to existing Directors with five years of continuous service at the date the Plan was adopted, and were granted to subsequent Directors at the time of election to the Board.

  The 1999 Directors' Plan, approved in fiscal year 2000, replaces the Company's 1995 Directors' Plan. No further option grants shall be made under the 1995 Directors' Plan, however, all outstanding options under the 1995 Directors' Plan remain in effect. Pursuant to the 1999 Directors' Plan, 2,000,000 shares of the Company's common stock were initially reserved. Each eligible director who is elected to the Board for the first time will be granted an option to acquire 200,000 shares of Common Stock (the "Initial Option"). Each Affiliated Director who ceases to be an Affiliated Director and is not otherwise an employee of the Company or any of its subsidiaries or affiliates will be granted, on the date such director ceases to be an Affiliated Director but remains as a member of the Board of Directors, an Initial Option to acquire 200,000 shares of Common

                          CMGI, INC. AND SUBSIDIARIES

Stock under the plan. Each Initial Option will vest and become exercisable as to 1/36th of the number of shares of Common Stock originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. On each anniversary of the grant of the Initial Option to an eligible director, each eligible director will automatically be granted an option to purchase 24,000 shares of Common Stock (an "Annual Option"), provided that such eligible director serves as a director on the applicable anniversary date. Each Annual Option will vest and become exercisable on a monthly basis as to 1/12th of the number of shares originally subject to the option commencing on the 37th month after the grant date, provided that the optionee then serves as a director on such monthly anniversary date.

  The status of the plans during the three fiscal years ended July 31, 2001, was as follows:

                                    2001                     2000                     1999
                          ------------------------ ------------------------ ------------------------
                                       Weighted                 Weighted                 Weighted
                           Number      average      Number      average      Number      average
                          of shares exercise price of shares exercise price of shares exercise price
                          --------- -------------- --------- -------------- --------- --------------
                                          (in thousands, except exercise price data)
Options outstanding,
 beginning of year......    33,927      $30.09      20,829       $ 7.29      17,819       $1.11
  Granted...............     9,097        3.95      23,727        40.63       7,378       18.97
  Exercised.............    (3,307)       2.29      (8,152)        4.43      (3,781)       1.55
  Canceled..............   (11,465)      37.32      (2,477)       28.46        (587)       3.08
                           -------                  ------                   ------
Options outstanding, end
 of year................    28,252      $22.02      33,927       $30.09      20,829       $7.29
                           =======      ======      ======       ======      ======       =====
Options exercisable, end
 of year................    11,302      $21.80       8,974       $10.21       5,993       $0.41
                           =======      ======      ======       ======      ======       =====
Options available for
 grant, end of year.....    10,465                   8,713                   20,936
                           =======                  ======                   ======

  Included in the options granted during fiscal year 2000 are approximately
10.2 million shares assumed from acquired companies.

  The following table summarizes information about the Company's stock options outstanding at July 31, 2001:

                                     Options Outstanding              Options Exercisable
                          ----------------------------------------- ------------------------
                                        Weighted
                                        average         Weighted                 Weighted
                           Number      remaining        average      Number      average
Range of exercise prices  of shares contractual life exercise price of shares exercise price
------------------------  --------- ---------------- -------------- --------- --------------
                                           (number of shares in thousands)
       $  0.08--
         $  1.34            5,315      2.4 years         $ 0.23       3,677       $ 0.25
       $  1.35--
         $  3.94            8,492      4.9                 2.43       1,710         2.13
       $  3.95--
         $ 14.31            3,529      3.4                 5.74       1,456         5.71
       $ 14.32--
         $ 28.87            1,376      3.1                21.78         859        21.61
       $ 29.23--
         $ 42.94            4,085      3.0                40.50       1,507        40.91
       $ 42.95--
         $ 69.50            4,240      3.4                56.10       1,593        56.93
       $ 69.51--
         $105.94              183      3.4                92.50          72        91.81
       $105.95--
         $120.81              676      3.4               113.39         244       113.24
       $120.82--
         $221.65              332      4.2               139.27         160       138.43
       $221.66--
         $510.13               24      6.7               259.13          24       259.13
                           ------                                    ------
                           28,252      3.6 years         $22.02      11,302       $21.80
                           ======      =========         ======      ======       ======

                          CMGI, INC. AND SUBSIDIARIES

  SFAS No. 123 sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards in fiscal 1998, 1997 and 1996 under the Company's stock-based compensation plans been determined based on the fair value method set forth under SFAS No. 123, the pro forma effect on the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                   Years Ended July 31,
                                             ----------------------------------
                                                2001         2000        1999
                                             -----------  -----------  --------
                                             (in thousands, except per share
                                                          data)
   Pro forma net income (loss).............. $(5,786,292) $(2,108,145) $454,631
                                             ===========  ===========  ========
   Pro forma net earnings (loss) per share:
     Basic.................................. $    (16.28) $     (8.06) $   2.44
                                             ===========  ===========  ========
     Diluted................................ $    (16.28) $     (8.06) $   2.20
                                             ===========  ===========  ========

  The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

                                                             Years Ended July
                                                                   31,
                                                             ------------------
                                                             2001   2000   1999
                                                             -----  -----  ----
   Volatility............................................... 126.9% 103.4% 97.3%
   Risk-free interest rate..................................   4.2%   6.3%  5.7%
   Expected life of options (in years)......................   4.4    3.1   3.1

  The weighted average fair value per share of options granted during fiscal years 2001, 2000 and 1999 was $2.34, $33.85 and $13.01, respectively.

  The effect of applying SFAS No. 123 as shown in the above pro forma disclosure is not likely to be representative of the pro forma effect on reported income or loss for future years as SFAS No. 123 does not apply to awards made prior to fiscal 1996.

(19)Employee Stock Purchase Plan

  On October 4, 1994, the Board of Directors of the Company adopted the 1995 Employee Stock Purchase Plan (the Plan). The purpose of the Plan is to provide a method whereby all eligible employees of the Company and its subsidiaries may acquire a proprietary interest in the Company through the purchase of shares of common stock. Under the Plan, employees may purchase the Company's common stock through payroll deductions. During fiscal year 2001, the Plan was amended to reserve 1.0 million shares for issuance thereunder.

  At the beginning of each of the Company's fiscal quarters, commencing with February 1, 1995, participants are granted an option to purchase shares of the Company's common stock at an option price equal to 85% of the fair market value of the Company's common stock on either the first business day or last business day of the applicable quarterly period, whichever is lower.

  Employees purchased 752,705; 118,719; and 109,060 shares of common stock of the Company under the Plan during fiscal years 2001, 2000 and 1999, respectively.

                          CMGI, INC. AND SUBSIDIARIES

(20) Income Taxes

  The total income tax provision (benefit) was allocated as follows:

                                                    Years Ended July 31,
                                                -------------------------------
                                                  2001       2000       1999
                                                ---------  ---------  ---------
                                                       (in thousands)
   Income (loss) from continuing operations...  $(161,531) $(121,173) $ 325,402
   Discontinued operations....................        --         --      37,240
   Unrealized holding gain (loss) included in
    comprehensive income (loss), but excluded
    from net income...........................   (374,950)   167,020    215,835
   Subsidiaries' equity transactions charged
    directly to stockholders' equity..........    (20,498)   (43,230)     4,538
   Compensation expense for tax purposes in
    excess of amounts recognized for financial
    reporting purposes charged directly to
    stockholders' equity and reduction in
    previously recorded benefits..............     29,587   (189,943)   (43,202)
                                                ---------  ---------  ---------
   Total tax provision (benefit)..............  $(527,392) $(187,326) $ 539,813
                                                =========  =========  =========

  The income tax expense (benefit) from continuing operations consists of the following:

                                                 Current   Deferred     Total
                                                ---------  ---------  ---------
                                                       (in thousands)
   July 31, 1999:
     Federal..................................  $   7,262  $ 237,980  $ 245,242
     State....................................      5,695     74,465     80,160
                                                ---------  ---------  ---------
                                                $  12,957  $ 312,445  $ 325,402
                                                =========  =========  =========
   July 31, 2000:
     Federal..................................  $ 137,197  $(209,903) $ (72,706)
     State....................................     22,080    (70,547)   (48,467)
                                                ---------  ---------  ---------
                                                $ 159,277  $(280,450) $(121,173)
                                                =========  =========  =========
   July 31, 2001:
     Federal..................................  $  20,005  $(137,273) $(117,268)
     State....................................     24,332    (68,595)   (44,263)
                                                ---------  ---------  ---------
                                                $  44,337  $(205,868) $(161,531)
                                                =========  =========  =========

                          CMGI, INC. AND SUBSIDIARIES

  Deferred income tax assets and liabilities have been classified on the accompanying Consolidated Balance Sheets in accordance with the nature of the item giving rise to the temporary differences. The components of deferred tax assets and liabilities are as follows:

                                    July 31, 2001                       July 31, 2000
                          -----------------------------------  --------------------------------
                           Current   Non-current     Total      Current   Non-current   Total
                          ---------  -----------  -----------  ---------  ----------- ---------
                                                   (in thousands)
Deferred tax assets:
 Accruals and reserves..  $ 201,853  $       --   $   201,853  $ 185,924   $     --   $ 185,924
 Tax basis in excess of
  financial basis of
  available-for-sale
  securities............     30,626          --        30,626     29,770         --      29,770
 Tax basis in excess of
  financial basis of
  investments in
  subsidiaries and
  affiliates............        --       116,574      116,574        --       31,353     31,353
 Net operating loss
  carryforwards.........        --       469,408      469,408                208,124    208,124
 Tax basis in excess of
  financial basis for
  intangible assets.....        --       498,888      498,888        --      144,588    144,588
                          ---------  -----------  -----------  ---------   ---------  ---------
 Total gross deferred
  tax assets............    232,479    1,084,870    1,317,349    215,694     384,065    599,759
 Less: valuation
  allowance.............   (232,479)  (1,084,870)  (1,317,349)  (110,682)   (331,298)  (441,980)
                          ---------  -----------  -----------  ---------   ---------  ---------
 Net deferred tax
  assets................        --           --           --     105,012      52,767    157,779
                          ---------  -----------  -----------  ---------   ---------  ---------
Deferred tax
 liabilities:
 Financial basis in
  excess of tax basis of
  investments in
  subsidiaries and
  affiliates............        --           --           --         --      (17,536)   (17,536)
 Financial basis in
  excess of tax basis of
  available-for-sale
  securities............    (18,860)         --       (18,860)  (497,352)        --    (497,352)
 Financial basis in
  excess of tax basis
  for intangible assets
  and fixed assets......        --       (20,795)     (20,795)       --      (96,596)   (96,596)
                          ---------  -----------  -----------  ---------   ---------  ---------
Total gross deferred tax
 liabilities............    (18,860)     (20,795)     (39,655)  (497,352)   (114,132)  (611,484)
                          ---------  -----------  -----------  ---------   ---------  ---------
Net deferred tax
 liability..............  $ (18,860) $   (20,795) $   (39,655) $(392,340)  $ (61,365) $(453,705)
                          =========  ===========  ===========  =========   =========  =========

  Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2001 will be allocated as follows:

                                                                 (in thousands)
Income tax benefit recognized in the Consolidated Statement of
 Operations.....................................................   $1,238,388
Goodwill and other intangible assets............................       48,335
Accumulated other comprehensive income..........................       30,626
                                                                   ----------
                                                                   $1,317,349
                                                                   ==========

  The net change in the total valuation allowance for the year ended July 31, 2001 was an increase of $875.4 million. A full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

  The Company has net operating loss carryforwards for federal and state tax purposes of approximately $1.04 billion and $493.7 million, of which, approximately $762.3 million and $325.0 million, respectively, are subject to significant limitations. The federal net operating losses will expire from 2009 through 2021 and the state net operating losses will expire from 2002 through 2016. A portion of the federal and state net operating loss carryforwards is subject to significant limitation, including losses of majority owned subsidiaries not included in the Company's consolidated tax return group, losses that are subject to limitations under the separate return limitation year rules and will only be available to offset future income of the subsidiaries that generated the losses, and losses attributable to the pre-acquisition periods of acquired subsidiaries. The utilization of net

                          CMGI, INC. AND SUBSIDIARIES
operating losses attributable to the pre-acquisition periods of acquired subsidiaries may be limited by Internal Revenue Code Section 382 as a result of prior ownership changes. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three-year period. Furthermore, pre-acquisition net operating losses may not be utilizable in future years in the event of a substantial discontinuation of the acquired business within two years of the acquisition date.

  Income tax expense attributable to income (loss) from continuing operations differs from the computed expense computed by applying the U.S. federal income tax rate of 35 percent to pre-tax income (loss) from continuing operations as a result of the following:

                                                    Years Ended July 31,
                                               --------------------------------
                                                  2001        2000       1999
                                               -----------  ---------  --------
                                                       (in thousands)
Computed "expected" tax expense (benefit)....  $(1,938,689) $(520,035) $262,236
Increase (decrease) in income tax expense
 resulting from:
 Non-deductible goodwill amortization and
  impairment charges.........................    1,256,429    250,797     5,316
 Losses not benefited........................      473,894    144,393    (2,813)
 Non-deductible in-process research and
  development charge related to acquisition
  of subsidiaries............................          512     22,989     2,121
 State income taxes, net of federal benefit..       44,753    (31,504)   52,104
 Other.......................................        1,570     12,187     6,438
                                               -----------  ---------  --------
Actual income tax expense (benefit)..........  $  (161,531) $(121,173) $325,402
                                               ===========  =========  ========

(21)Selected Quarterly Financial Information (unaudited)

  The following table sets forth selected quarterly financial for the years ended July 31, 2001 and 2000. The operating results for any given quarter are not necessarily indicative of results for any future period. The Company's common stock is traded on the Nasdaq National Market under the symbol CMGI. Included below are the high and low sales prices (adjusted for 2-for-1 stock split effected on January 11, 2000) during each quarterly period for the shares of common stock as reported by Nasdaq.

                                   Fiscal 2001 Quarter ended                     Fiscal 2000 Quarter ended
                          ----------------------------------------------  ------------------------------------------
                           Oct. 31     Jan. 31     Apr. 30     Jul. 31     Oct. 31    Jan. 31    Apr. 30    Jul. 31
                          ---------  -----------  ---------  -----------  ---------  ---------  ---------  ---------
                                                            (in thousands)
Net revenue.............  $ 358,050  $   334,962  $ 289,143  $   255,547  $ 129,118  $ 158,540  $ 233,144  $ 369,619
Cost of revenue.........    325,087      310,518    260,054      236,119    114,460    128,520    190,618    301,566
Research and development
 expenses...............     51,669       46,093     35,621       25,577     20,188     31,424     49,671     52,647
In-process research and
 development expenses...      1,462          --         --           --         --       4,717     41,220     19,746
Selling expenses........    131,322      119,321     82,691       60,324     71,601    111,037    126,612    146,287
General and
 administrative
 expenses...............     84,250       75,242     64,999       56,614     30,053     43,564     61,314     83,333
Amortization of
 intangible assets and
 stock based
 compensation...........    582,533      549,484    213,714      144,983    170,039    253,831    465,287    513,518
Impairment of long-lived
 assets.................     69,606    2,022,825    609,491      632,211        --         --      16,700     17,505
Restructuring expenses..      8,841      100,031     18,526       89,821        --         --         --      14,770
                          ---------  -----------  ---------  -----------  ---------  ---------  ---------  ---------
Operating loss..........   (896,720)  (2,888,552)  (995,953)    (990,102)  (277,223)  (414,553)  (718,278)  (779,753)
Interest income
 (expense), net.........    (10,469)       9,387      5,880        1,180        171      2,819      1,443    (19,529)
Non-operating gains
 (losses), net..........    323,927      (80,631)   (48,587)    (430,462)    94,717    171,720    233,525    105,690
Equity in losses of
 affiliates.............    (15,872)     (13,556)    (9,948)      (6,285)    (1,796)    (3,633)   (10,290)   (36,167)
Minority interest.......     88,852      250,907     43,202      124,691     23,288     31,576     55,980     54,427
Income tax benefit
 (expense)..............   (126,282)     160,912     42,130       84,771     43,431     26,496      9,581     41,665
                          ---------  -----------  ---------  -----------  ---------  ---------  ---------  ---------
Net loss................  $(636,564) $(2,561,533) $(963,276) $(1,216,207) $(117,412) $(185,575) $(428,039) $(633,667)
                          =========  ===========  =========  ===========  =========  =========  =========  =========
Market Price
High....................  $   49.13  $     24.81  $    6.94  $      6.50  $   57.59  $  163.50  $  151.50  $   75.13
                          =========  ===========  =========  ===========  =========  =========  =========  =========
Low.....................  $   12.88  $      3.63  $    1.75  $      1.95  $   33.13  $   48.09  $   49.38  $   33.56
                          =========  ===========  =========  ===========  =========  =========  =========  =========

                          CMGI, INC. AND SUBSIDIARIES

(22) Subsequent Events

  Subsequent to July 31, 2001, the Company sold approximately 7.1 million shares of Primedia stock for total proceeds of approximately $15.9 million.

  In August 2001, the Company issued approximately 5.4 million shares of its common stock to Compaq as a semi-annual interest payment of $11.5 million related to notes payable issued in the acquisition of AltaVista.

  In August 2001 the Company settled the final tranche under the borrowing arrangement that hedges a portion of the Company's investment in the common stock of Yahoo! through the delivery of 581,499 shares of Yahoo! common stock.

  In October 2001, the Company's Board of Directors approved, subject to stockholder approval, an additional 2.0 million shares to be reserved for issuance under the Company's Employee Stock Purchase Plan.

                          CMGI, INC. AND SUBSIDIARIES

ITEM 9.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10.--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated by reference to the portions of the Definitive Proxy Statement entitled "Proposal 1--Election of Directors," "Additional Information-- Management," and "Additional Information--Section 16(a) Beneficial Ownership Reporting Compliance."

  In addition, Mr. John G. McDonald, a director of the Company since April 2001, resigned from the Board of Directors on October 24, 2001 as a result of increased faculty responsibilities at the Graduate School of Business at Stanford University.

ITEM 11.--EXECUTIVE COMPENSATION

  Incorporated by reference to the portions of the Definitive Proxy Statement entitled "Additional Information--Executive Compensation," "Additional Information--Director Compensation," "Additional Information--Human Resources and Compensation Committee Report," "Additional Information--Stock Performance Graph," and "Additional Information--Employment Agreements and Severance and Change of Control Arrangements."

ITEM 12.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference to the portion of the Definitive Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated by reference to the portion of the Definitive Proxy Statement entitled "Additional Information--Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) Financial Statements, Financial Statement Schedule, and Exhibits

  1. Financial Statements. The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

  2. Financial Statement Schedule. Financial Statement Schedule II of the Company and the corresponding Report of Independent Auditors on Financial Statement Schedule are filed as part of this Report.

  All other financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

  3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

(B) Reports on Form 8-K

  The Company filed no reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CMGI, INC.

                                             By:____/s/ David S. Wetherell_____
                                                     David S. Wetherell
                                                Chairman and Chief Executive
                                                          Officer

Date: October 29, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

           Signature                                  Title

____/s/ David S. Wetherell_____    Chairman of the Board, Chief Executive
      David S. Wetherell            Officer and Director (Principal Executive
                                    Officer)

____/s/ George A. McMillan_____    Chief Financial Officer and Treasurer
      George A. McMillan            (Principal Financial and Accounting
                                    Officer)

______/s/ Barry K. Allen_______    Director
        Barry K. Allen

____/s/ Virginia G. Bonker_____    Director
      Virginia G. Bonker

______/s/ Jonathan Kraft_______    Director
        Jonathan Kraft

______/s/ Peter McDonald_______    Director
        Peter McDonald

                                 EXHIBIT INDEX

 3.1 Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration
       Statement on Form S-3 (File No. 333-85047).
 3.2   Certificate of Designations, Preferences and Rights of Series D
       Preferred Stock of the Registrant is incorporated herein by reference to
       Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated August
       18, 1999 (File No. 000-23262).
 3.3 Amendment of Restated Certificate of Incorporation of the Registrant, dated May 5, 2000 is incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2000 (File No. 000-23262).
 3.4 Restated By-Laws of the Registrant, as amended, are incorporated herein by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-4 (File No. 333-92107).
 4.1 Specimen stock certificate representing the Registrant's Common Stock is incorporated herein by reference to Exhibit 4.1 of the Registrant's
       Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File
       No. 000-23262).
 4.2   Promissory note, dated August 18, 1999, issued to Digital Equipment
       Corporation, in the principal amount of $138,000,000 is incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated August 18, 1999 (File No. 000-23262).
 4.3   Promissory note, dated August 18, 1999, issued to Compaq Computer
       Corporation, in the principal amount of $82,000,000 is incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated August 18, 1999 (File No. 000-23262).
 4.4   Form of senior indenture is incorporated herein by reference to Exhibit
       4.1 to the Registrant's Registration Statement on Form S-3 (File No.
       333-93005).
 4.5   Form of subordinated indenture is incorporated herein by reference to
       Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (File
       No. 333-93005).
 10.1* 2000 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant's Definitive Schedule 14A filed November
       17, 2000 (File No. 000-23262).
 10.2* 1986 Stock Option Plan, as amended, is incorporated herein by reference to Appendix IV to the Registrant's Definitive Schedule 14A filed
       November 17, 1999 (File No. 000-23262).
 10.3* Amended and Restated 1995 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Registrant's
       Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2001 (File No. 000-23262).
 10.4* Amended and Restated 1999 Stock Option Plan For Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant's
       Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001 (File No. 000-23262).
 10.5* FY 2001 CMGI Executive Bonus Plan is incorporated herein by reference to
       Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2001 (File No. 000-23262).
 10.6* CMGI and Participating Subsidiaries Deferred Compensation Plan, is incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly
       Report on Form 10-Q for the fiscal quarter ended January 31, 1999 (File
       No. 000-23262).
 10.7* Employment Agreement, dated August 1, 1993, between the Registrant and
       David S. Wetherell is incorporated herein by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form S-1 (File No. 33-
       71518).

 10.8* Amendment No. 1 to Employment Agreement, dated January 20, 1994, between the Registrant and David S. Wetherell is incorporated herein by reference to Exhibit 10.18 of the Registrant's Registration Statement on Form S-1 (File No. 33-71518).
 10.9* Amendment No. 2 to Employment Agreement, dated October 25, 1996, between the Registrant and David S. Wetherell is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
        10-Q for the fiscal quarter ended October 31, 1996 (File No. 000-
        23262).
 10.10* Amendment No. 3 to Employment Agreement, dated August 3, 2001, between the Registrant and David S. Wetherell.
 10.11* Executive Retention Agreement, dated July 9, 2001, between the
        Registrant and David Andonian.
 10.12* Offer Letter from the Registrant to George A. McMillan, dated June 11,
        2001.
 10.13* Executive Severance Agreement, dated June 11, 2001, between the
        Registrant and George A. McMillan.
 10.14* Form of Director Indemnification Agreement (executed by the Registrant and each of David S. Wetherell, Barry K. Allen, Jonathan Kraft and
        Peter McDonald) is incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        July 31, 1998 (File No. 000-23262).
 10.15  Lease dated as of April 12, 1999 between Andover Mills Realty Limited
        Partnership and the Registrant for premises located at 100 Brickstone
        Square, Andover, Massachusetts is incorporated herein by reference to
        Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).
 10.16  Amendment No. 1 to Lease dated as of July 19, 1999 between Andover
        Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.2 to the Registrant's
        Annual Report on Form 10-K for the fiscal year ended July 31, 1999
        (File No. 000-23262).
 10.17  Amendment No. 2 to Lease, dated as of November 12, 1999, between
        Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.6 to the Registrant's
        Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-23262).
 10.18  Amendment No. 3 to Lease dated as of March 28, 2000 between Andover
        Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.13 to the Registrant's
        Annual Report on Form 10-K for the fiscal year ended July 31, 2000
        (File No. 000-23262).
 10.19  Amendment No. 4 to Lease, dated as of May 11, 2000 between Andover
        Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.14 to the Registrant's
        Annual Report on Form 10-K for the fiscal year ended July 31, 2000
        (File No. 000-23262).
 10.20  Amendment No. 5 to Lease, dated as of December 18, 2000 between Andover
        Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts.
 10.21  Amendment No. 6 to Lease, dated as of April 17, 2001 between Andover
        Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts
 10.22  Amendment No. 7 to Lease, dated as of April 18, 2001 between Andover
        Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts
 10.23  Lease Agreement by and between Carolina Blackhawk, LLC and Engage, Inc.
        dated October 1999, is incorporated herein by reference to Exhibit 10.3 to Engage's Quarterly Report on Form 10-Q for the quarter ended October
        31, 1999 (File No. 000-26671).

 10.24 Lease dated as of September 13, 1999 between Arastradero Property and
       AltaVista Company for premises located at 1070 Arastradero Road, Palo
       Alto, California is incorporated herein by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
       July 31, 1999 (File No. 000-23262).
 10.25 Lease, dated January 6, 1998, between the Medford Nominee Trust and
       SalesLink Corporation for premises located at 425 Medford Street,
       Boston, Massachusetts is incorporated herein by reference to Exhibit
       10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998 (File No. 000-23262).
 10.26 Lease, dated September 1, 1998, between Cabot Industrial Properties,
       L.P. and SalesLink Corporation for premises at 6112 West 73rd Street,
       Bedford Park, Illinois is incorporated herein by reference to Exhibit
       10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).
 10.27 Lease, dated June 30, 1995, between Windy Pacific Partners and Pacific
       Mailing Corporation for premises located at Lot #2, Dumbarton Business
       Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).
 10.28 First Amendment to Lease Between Windy Pacific Partners and Pacific
       Mailing Corporation, dated May 28, 1996 for premises located at Lot #2,
       Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.8 to the Registrant's
       Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File
       No. 000-23262).
 10.29 Lease, dated July 30, 1995, between Windy Pacific Partners and Pacific
       Mailing Corporation for premises located at Lot #3, Dumbarton Business
       Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).
 10.30 First Amendment to Lease Between Windy Pacific Partners and Pacific
       Mailing Corporation, dated December 22, 1995 for premises located at Lot
       #3, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.10 to the Registrant's
       Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File
       No. 000-23262).
 10.31 Second Amendment to Lease Between Windy Pacific Partners and Pacific
       Mailing Corporation, dated May 28, 1996 for premises located at Lot #3,
       Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.11 to the Registrant's
       Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File
       No. 000-23262).
 10.32 Third Amendment to Lease Between Windy Pacific Partners and Pacific
       Mailing Corporation, dated September 25, 1996 for premises located at Lot #3, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.12 to the Registrant's
       Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File
       No. 000-23262).
 10.33 Lease, dated September 25, 1996, between Windy Pacific Partners and
       Pacific Direct Marketing Corp. DBA Pacific Link for premises at Lot #4
       Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.13 to the Registrant's
       Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File
       No. 000-23262).
 10.34 Capital & Counties plc and Engage Technologies Limited underlease, dated
       April 27, 1999, is incorporated herein by reference to Exhibit 10.14 to Engage's Registration Statement on Form S-1 (File No. 333-78015).
 10.35 Lease dated as of March 21, 1997 by and between William J. Callahan and
       William J. Callahan, Jr., as trustees of Andover Park Realty Trust, and the Registrant is incorporated herein by reference to Exhibit 10.5 to NaviSite's Registration Statement on Form S-1 (File No. 333-83501).

 10.36 Lease dated as of May 14, 1999 by and between 400 River Limited
       Partnership and NaviSite, Inc. is incorporated herein by reference to
       Exhibit 10.6 to NaviSite's Registration Statement on Form S-1
       (File No. 333-83501).
 10.37 Lease made as of April 30, 1999 by and between CarrAmerica Realty
       Corporation and NaviSite, Inc. is incorporated herein by reference to
       Exhibit 10.7 to NaviSite's Registration Statement on Form S-1
       (File No. 333-83501).
 10.38 Lease made as of August 31, 2000 by and between Industrial Developments
       International (Tennessee), L.P. and SalesLink Corporation for premises located at 6100 Holmes Road, Suite 101, Memphis, Tennessee is incorporated herein by reference to Exhibit 10.35 to the Registrant's
       Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (File
       No. 000-23262).
 10.39 Lease dated March 14, 2000 by and between CMGI (UK) Limited and Britel
       Fund Trustees Limited for premises (third floor) located at Prospect
       House, 80 to 110 New Oxford Street London WC1 is incorporated herein by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-
       K for the fiscal year ended July 31, 2000 (File No. 000-23262).
 10.40 Lease dated March 14, 2000 by and between CMGI (UK) Limited and Britel
       Fund Trustees Limited for premises (fourth floor) located at Prospect
       House, 80 to 110 New Oxford Street London WC1 is incorporated herein by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-
       K for the fiscal year ended July 31, 2000 (File No. 000-23262).
 10.41 Lease dated March 14, 2000 by and between CMGI (UK) Limited and Britel
       Fund Trustees Limited for premises (fifth floor) located at Prospect
       House, 80 to 110 New Oxford Street London WC1 is incorporated herein by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-
       K for the fiscal year ended July 31, 2000 (File No. 000-23262).
 10.42 Lease dated as of February 4, 2000 by and between the Registrant and TST
       555/575 Market, L.L.C. for premises located at 575 Market Street, San
       Francisco, California is incorporated herein by reference to Exhibit
       10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (File No. 000-23262).
 10.43 First Amendment to Lease dated as of February 29, 2000 by and between the Registrant and TST 555/575 Market, L.L.C. for premises located at 575 Market Street, San Francisco, California is incorporated herein by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-
       K for the fiscal year ended July 31, 2000 (File No. 000-23262).
 10.44 Lease dated May 9, 2000 by and between CMGI (UK) Limited and SA Daffodil for premises located at 43-45-47 Avenue de la Grande Armee, 22-24 rue
       Chalgrin, Paris, France is incorporated herein by reference to Exhibit
       10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (File No. 000-23262).
 10.45 Lease dated September 22, 2000 by and between CMGI (UK) Limited and DIFA for premises located at Chilehaus, Fischertwiete 2, 20095 Hamburg is incorporated herein by reference to Exhibit 10.43 to the Registrant's
       Annual Report on Form 10-K for the fiscal year ended July 31, 2000
       (File No. 000-23262).
 10.46 Sublease by and between the Registrant and Engage, Inc., dated November
       1, 2000, is incorporated herein by reference to Exhibit 10.1 to Engage's
       Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2001 (File No. 000-26671).
 10.47 Share Exchange Agreement, dated as of September 22, 1999, by and between the Registrant and Pacific Century CyberWorks Limited is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No.
       000-23262).

 10.48  Registration Rights Agreement, dated as of November 29, 1999, by and between the Registrant and Pacific Century CyberWorks Limited is
        incorporated herein by reference to Exhibit 10.2 to the Registrant's
        Quarterly Report on Form 10-Q for the fiscal quarter ended October 31,
        1999
        (File No. 000-23262).
 10.49  Stock Purchase Agreement, dated as of June 19, 2000, by and among the
        Registrant, Engage, Inc. and Compaq Computer Corporation is
        incorporated herein by reference to Exhibit 1 to the Registrant's
        Schedule 13D/A, dated June 19, 2000 (File No. 005-58487).
 10.50  Common Stock Purchase Agreement, dated as of June 8, 2000, by and between the Registrant and NaviSite, Inc. in incorporated herein by reference to Exhibit 10.1 to NaviSite's Quarterly Report on Form 10-Q
        for the fiscal quarter ended April 30, 2000 (File No. 000-27597).
 10.51  Note and Warrant Purchase Agreement, dated as of December 12, 2000, by and between the Registrant and NaviSite, Inc. is incorporated herein by reference to Exhibit 10.3 to NaviSite's Quarterly Report on Form 10-Q
        for the fiscal quarter ended October 31, 2000 (File No. 000-27597).
 10.52  Securities Purchase Agreement, dated as of June 29, 1999, by and among the Registrant and the investors named therein is incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form
        8-K dated June 29, 1999 (File No. 000-23262).
 10.53  Registration Rights Agreement, dated as of June 29, 1999 by and among the Registrant and the investors named therein is incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form
        8-K dated June 29, 1999 (File No. 000-23262).
 10.54  Share Sale Agreement dated as of February 29, 2000 by and between the
        Registrant and Cable & Wireless Far East Limited is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on
        Form 10-Q for the fiscal quarter ended October 31, 2000 (File No. 000-
        23262).
 10.55  Registration Rights Agreement dated as of August 24, 2000 by and between the Registrant and Cable & Wireless Far East Limited is
        incorporated herein by reference to Exhibit 10.2 to the Registrant's
        Quarterly Report on Form 10-Q for the fiscal quarter ended October 31,
        2000 (File No. 000-23262).
 10.56* CMG @Ventures, Inc. Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on
        Form 10-Q for the fiscal quarter ended April 30, 1997 (File No. 000-
        23262).
 10.57* CMG @Ventures I, LLC Limited Liability Company Agreement, dated
        December 18, 1997 is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998 (File No. 000-23262).
 10.58* CMG @Ventures II, LLC Operating Agreement, dated as of February 26,
        1998 is incorporated herein by reference to Exhibit 10.69 to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended July
        31, 1998 (File No. 000-23262).
 10.59* Summary of Management's Interests in the @Ventures III Venture Capital
        Funds is incorporated herein by reference to Exhibit 10.45 to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended July
        31, 1999 (File No. 000-23262).
 10.60* Limited Liability Company Agreement of CMG @Ventures III, LLC, dated
        August 7, 1998 is incorporated herein by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        July 31, 1999 (File No. 000-23262).
 10.61* Agreement of Limited Partnership of @Ventures III, L.P., dated August
        7, 1998 is incorporated herein by reference to Exhibit 10.47 to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended July
        31, 1999 (File No. 000-23262).

 10.62* Amendment No. 1 to the Agreement of Limited Partnership of @Ventures
        III, L.P., dated August 7, 1998 is incorporated herein by reference to
        Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the
        fiscal year ended July 31, 1999 (File No. 000-23262).
 10.63* Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P.,
        dated December 22, 1998 is incorporated herein by reference to Exhibit
        10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).
 10.64* Amendment No. 1 to the Agreement of Limited Partnership of @Ventures
        Foreign Fund III, L.P., dated December 22, 1998 is incorporated herein by reference to Exhibit 10.50 to the Registrant's Annual Report on Form
        10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).
 10.65* Agreement of Limited Partnership of @Ventures Expansion Fund, L.P.,
        dated as of February 25, 2000 is incorporated herein by reference to
        Exhibit 10.64 to the Registrant's Annual Report on Form 10-K for the
        fiscal year ended July 31, 2000 (File No. 000-23262).
 10.66* Agreement of Limited Partnership of @Ventures Foreign Expansion Fund,
        L.P., dated as of March 8, 2000 is incorporated herein by reference to
        Exhibit 10.65 to the Registrant's Annual Report on Form 10-K for the
        fiscal year ended July 31, 2000 (File No. 000-23262).
 10.67* Limited Liability Company Agreement of @Ventures Expansion Partners,
        LLC, dated as of February 10, 2000 is incorporated herein by reference to Exhibit 10.66 to the Registrant's Annual Report on Form 10-K for the
        fiscal year ended July 31, 2000 (File No. 000-23262).
 10.68* Limited Liability Company Agreement of CMG@Ventures Expansion, LLC,
        dated as of February 10, 2000 is incorporated herein by reference to
        Exhibit 10.67 to the Registrant's Annual Report on Form 10-K for the
        fiscal year ended July 31, 2000 (File No. 000-23262).
 10.69  Amended and Restated CMGI @Ventures IV, LLC Limited Liability Company
        Agreement, dated as of July 27, 2001.
 10.70* FY 2002 Bonus Plan for CMGI Corporate.
 10.71* FY 2002 Bonus Plan for Operating Companies.
 21     Subsidiaries of the Registrant.
 23     Consent of Independent Auditors.

--------
* Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
CMGI, Inc.:

  Under the date of September 25, 2001, except as to Note 22, which is as of October 29, 2001, we reported on the consolidated balance sheets of CMGI, Inc. and subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended July 31, 2001, which are included in the Form 10-K for the year ended July 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Boston, Massachusetts
September 25, 2001

                                   CMGI, INC.

                                  SCHEDULE II
                       Valuation and Qualifying Accounts
                For the years ended July 31, 2001, 2000 and 1999

                                 Additions                  Deductions
                          ------------------------ ----------------------------
                                        Additions
  Accounts                             Charged to  Deductions
Receivable,                             Costs and   (Charged
 Allowance    Balance at                Expenses     against         (a)
for Doubtful   beginning                (Bad Debt   Accounts   Deconsolidation/  Balance at
  Accounts     of period  Acquisitions  Expense)   Receivable)   Dispositions   end of period
------------  ----------- ------------ ----------- ----------- ---------------- -------------
    2001      $34,618,000 $ 1,786,000  $60,463,000 $60,229,000     $463,000      $36,175,000
    2000      $ 3,034,000 $12,168,000  $32,231,000 $12,650,000     $165,000      $34,618,000
    1999      $   900,000 $   484,000  $ 2,528,000 $   878,000     $     --      $ 3,034,000

--------
(a) Amount of $463,000 in fiscal 2001 relates to the effect of the deconsolidation of Signatures SNI, Inc. in February 2001. Amount of $165,000 in fiscal 2000 relates to the effect of the deconsolidation of Blaxxun, Inc. on March 31, 2000.