Form 10-Q/A
period 2001-01-31
CMGI INC
filed 2001-12-12
CIK 914712

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
                  Class                             Number of shares outstanding

                               EXPLANATORY NOTE

      This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends and restates Items 1 and 2 of Part I of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2001, as filed by the Registrant on March 19, 2001, to correct the results of an inadvertent error made in the calculation of a non-cash charge included therein.

     In the process of finalizing the Registrant's financial statements for the quarter ended October 31, 2001, the Registrant discovered that an inadvertent error had been made in the calculation of a certain amount included in the Registrant's financial statements for the three and six months ended January 31, 2001 included in the Form 10-Q. This error related to the recording of an impairment charge in consolidation of intangible assets associated with AltaVista, a subsidiary of the Registrant. Accordingly, the Registrant has restated its financial statements to reflect the correction of this inadvertent error and has taken remedial action over the consolidation process that the Registrant believes will prevent or detect future such errors. Conforming changes reflecting this correction have been made in the Registrant's Management's Discussion and Analysis of Financial Condition and Results of Operations, and Consolidated Financial Statements and Notes thereto.

     The effects of this restatement on previously reported consolidated financial statements as of and for the three and six months ended January 31, 2001 include the following changes (in thousands, except per share amounts):

Consolidated Statements of Operations:
                                                                   Three Months Ended             Six Months Ended
                                                                    January 31, 2001              January 31, 2001
                                                               ---------------------------   ---------------------------
                                                               As Reported      Restated     As Reported      Restated
                                                               ------------   ------------   ------------   ------------
Impairment of long-lived assets                                $ 2,022,825    $ 1,998,966    $ 2,092,431    $ 2,068,572
Operating loss                                                  (2,888,552)    (2,864,693)    (3,785,272)    (3,761,413)
Loss before income taxes                                        (2,722,445)    (2,698,586)    (3,232,727)    (3,208,868)
Net loss                                                        (2,561,533)    (2,537,674)    (3,198,097)    (3,174,238)
Net loss available to common stockholders                       (2,563,423)    (2,539,564)    (3,201,877)    (3,178,018)
Basic and diluted loss per share                                     (7.86)         (7.79)        (10.12)        (10.04)

Consolidated Balance Sheets:
                                                                    January 31, 2001
                                                               --------------------------
                                                               As Reported     Restated
                                                               -----------    -----------

Goodwill and other intangible assets, net of accumulated
 amortization                                                  $ 2,151,457    $ 2,175,316
Total assets                                                     4,769,600      4,793,459
Accumulated deficit                                             (4,059,691)    (4,035,832)
Total stockholders' equity                                       3,030,101      3,053,960

                                    PART I
                   ITEM 1. Consolidated Financial Statements

                          CMGI, Inc. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

              (in thousands, except share and per share amounts)

                                                                                                     January 31,        July 31,
                                                                                                        2001              2000
                                                                                                      ----------      ----------
                                                                                                       (Restated)
ASSETS                                                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                                                           $  964,813      $  639,666
  Available-for-sale securities                                                                          263,537       1,595,011
  Accounts receivable, trade, net of allowance for doubtful accounts                                     193,872         232,104
  Prepaid expenses and other current assets                                                              145,470         105,094
                                                                                                      ----------      ----------
Total current assets                                                                                   1,567,692       2,571,875
                                                                                                      ----------      ----------

Property and equipment, net                                                                              258,949         259,270
Investments in affiliates                                                                                584,917         583,648
Goodwill and other intangible assets, net of accumulated amortization                                  2,175,316       4,955,076
Other assets                                                                                             206,585         187,238
                                                                                                      ----------      ----------
                                                                                                      $4,793,459      $8,557,107
                                                                                                      ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                                       $   40,222      $  523,022
  Current installments of long-term debt                                                                   7,529           6,649
  Accounts payable                                                                                       116,085         128,627
  Accrued income taxes                                                                                    65,437          36,318
  Accrued expenses                                                                                       283,193         246,289
  Deferred income taxes                                                                                   51,571         392,340
  Deferred revenues                                                                                       27,553          27,898
  Other current liabilities                                                                               29,027         100,627
                                                                                                      ----------      ----------
Total current liabilities                                                                                620,617       1,461,770
                                                                                                      ----------      ----------

Long-term debt, less current installments                                                                224,958         228,023
Deferred income taxes                                                                                     67,287          61,365
Other long-term liabilities                                                                               24,553          50,945
Minority interest                                                                                        415,163         586,062
Commitments and contingencies

Preferred stock, $0.01 par value per share.  Authorized 5,000,000 shares; issued 375,000 Series C convertible, redeemable preferred stock at January 31, 2001 and July 31, 2000, dividend at 2% per
  annum; carried at liquidation value                                                                    386,921         383,140
Stockholders' equity:
  Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and outstanding
   342,636,463 shares at January 31, 2001 and 296,487,502 shares at July 31, 2000                          3,426           2,965
Additional paid-in capital                                                                             7,137,766       6,190,182
Deferred compensation                                                                                    (10,565)        (45,202)
Accumulated deficit                                                                                   (4,035,832)       (857,814)
                                                                                                      ----------      ----------
                                                                                                       3,094,795       5,290,131
Accumulated other comprehensive income (loss)                                                            (40,835)        495,671
                                                                                                      ----------      ----------
Total stockholders' equity                                                                             3,053,960       5,785,802
                                                                                                      ----------      ----------
                                                                                                      $4,793,459      $8,557,107
                                                                                                      ==========      ==========


see accompanying notes to interim unaudited consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                   (in thousands, except per share amounts)


                                                           Three months ended January 31,    Six months ended January 31,
                                                           ------------------------------    ----------------------------
                                                               2001               2000             2001           2000
                                                           -----------          ---------      -----------      ---------
                                                           (Restated)                           (Restated)
Net revenue                                                $   342,712          $ 158,540      $   708,855      $ 287,658
Operating expenses:
    Cost of revenue                                            318,268            128,520          651,448        242,980
    Research and development                                    46,093             31,424           97,762         51,612
    In-process research and development                              -              4,717            1,462          4,717
    Selling                                                    119,321            111,037          250,643        182,638
    General and administrative                                  75,242             43,564          159,492         73,617
    Amortization of intangible assets and stock-based
     compensation                                              549,484            253,831        1,132,017        423,870
    Impairment of intangible assets                          1,998,966                  -        2,068,572              -
    Restructuring charges                                      100,031                  -          108,872              -
                                                           -----------          ---------      -----------      ---------
Total operating expenses                                     3,207,405            573,093        4,470,268        979,434
                                                           -----------          ---------      -----------      ---------

Operating loss                                              (2,864,693)          (414,553)      (3,761,413)      (691,776)
                                                           -----------          ---------      -----------      ---------

Other income (expenses):
    Interest income                                             19,796             10,649           31,915         16,520
    Interest expense                                           (10,409)            (7,830)         (32,997)       (13,530)
    Other gains (losses), net                                  (76,912)           166,149          120,426        214,498
    Gains (losses) on issuance of stock by subsidiaries
     and affiliates, net                                        (3,719)             5,571          122,870         51,939
    Equity in losses of affiliates                             (13,556)            (3,633)         (29,428)        (5,429)
    Minority interest                                          250,907             31,576          339,759         54,864
                                                           -----------          ---------      -----------      ---------
                                                               166,107            202,482          552,545        318,862
                                                           -----------          ---------      -----------      ---------

Loss before income taxes                                    (2,698,586)          (212,071)      (3,208,868)      (372,914)
Income tax expense (benefit)                                  (160,912)           (26,496)         (34,630)       (69,927)
                                                           -----------          ---------      -----------      ---------
Net loss                                                    (2,537,674)          (185,575)      (3,174,238)      (302,987)
Preferred stock accretion and amortization of discount          (1,890)            (2,228)          (3,780)        (7,163)
                                                           -----------          ---------      -----------      ---------

Net loss available to common stockholders                  $(2,539,564)         $(187,803)     $(3,178,018)     $(310,150)
                                                           ===========          =========      ===========      =========

Basic and diluted loss per share                           $     (7.79)         $   (0.74)     $    (10.04)     $   (1.31)
                                                           ===========          =========      ===========      =========

Shares used in computing basic and diluted loss per
  share                                                        326,082            252,515          316,403        237,519
                                                           ===========          =========      ===========      =========


see accompanying notes to interim unaudited consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)


                                                                                                     Six months ended January 31,
                                                                                                     ----------------------------
                                                                                                      2001                   2000
                                                                                                  -----------             ---------
                                                                                                   (Restated)
Cash flows from operating activities:,
  Net loss                                                                                        $(3,174,238)            $(302,987)
  Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation, amortization and impairment charges                                              3,286,366               447,205
     Deferred income taxes                                                                            (72,499)             (233,073)
     Non-operating gains, net                                                                        (243,296)             (266,437)
     Equity in losses of affiliates                                                                    29,428                 5,429
     Minority interest                                                                               (339,759)              (54,864)
     In-process research and development                                                                1,462                 4,717
     Changes in operating assets and liabilities, excluding effects from acquired and divested companies:
        Trade accounts receivable                                                                      41,454               (48,241)
        Prepaid expenses and other current assets                                                     (34,533)              (32,286)
        Accounts payable and accrued expenses                                                          52,418                24,351
        Deferred revenues                                                                              (4,890)                9,270
        Refundable and accrued income taxes, net                                                       19,842                28,197
        Tax benefit from exercise of stock options                                                         --               132,639
        Other assets and liabilities                                                                      206                (6,276)
                                                                                                  -----------             ---------
Net cash used for operating activities                                                               (438,039)             (292,356)

Cash flows from investing activities:
  Additions to property and equipment                                                                 (89,848)              (75,989)
  Net proceeds from maturities of (purchases of) available-for-sale securities                        (44,987)              (51,178)
  Proceeds from liquidation of stock investments                                                      944,319               686,002
  Proceeds from sale of property and equipment                                                         35,779                    --
  Investments in affiliates                                                                           (61,818)              (60,587)
  Cash paid for acquisitions of subsidiaries, net of cash acquired                                     (4,706)              105,842
  Other                                                                                                  (228)                  (56)
                                                                                                  -----------             ---------
Net cash provided by investing activities                                                             778,511               604,034
                                                                                                  -----------             ---------

Cash flows from financing activities:
  Net proceeds from (repayments of) obligations under capital leases                                  (29,608)                6,880
  Net proceeds from (repayments of) notes payable                                                       1,668               (20,000)
  Repayments of long-term debt                                                                         (2,185)               (3,373)
  Net proceeds from issuance of common stock                                                           13,455                22,020
  Net proceeds from issuance of stock by subsidiaries                                                   5,942                87,901
  Other                                                                                                (4,597)                6,677
                                                                                                  -----------             ---------
Net cash provided by (used for) financing activities                                                  (15,325)              100,105
                                                                                                  -----------             ---------

Net increase in cash and cash equivalents                                                             325,147               411,783
Cash and cash equivalents at beginning of period                                                      639,666               468,912
                                                                                                  -----------             ---------
Cash and cash equivalents at end of period                                                        $   964,813             $ 880,695
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

A 1.   Restatement

     In the process of finalizing the Company's financial statements for the quarter ended October 31, 2001, the Company discovered that an inadvertent error had been made in the calculation of a certain amount included in the Company's financial statements for the three and six months ended January 31, 2001 included in the Form 10-Q. This error related to the recording of an impairment charge in consolidation of intangible assets associated with AltaVista, a subsidiary of the Company. Accordingly, the Company has restated its financial statements to reflect the correction of this inadvertent error and has taken remedial action over the consolidation process that the Company believes will prevent or detect future such errors. Conforming changes reflecting this correction have been made in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations, and Consolidated Financial Statements and Notes thereto. See Notes F, H and K.

     The effects of this restatement on previously reported consolidated financial statements as of and for the three and six months ended January 31, 2001 include the following changes (in thousands, except per share amounts):

Consolidated Statements of Operations:
                                                                   Three Months Ended             Six Months Ended
                                                                    January 31, 2001              January 31, 2001
                                                               ---------------------------   ---------------------------
                                                               As Reported      Restated     As Reported      Restated
                                                               ------------   ------------   ------------   ------------

Impairment of long-lived assets                                $ 2,022,825    $ 1,998,966    $ 2,092,431    $ 2,068,572
Operating loss                                                  (2,888,552)    (2,864,693)    (3,785,272)    (3,761,413)
Loss before income taxes                                        (2,722,445)    (2,698,586)    (3,232,727)    (3,208,868)
Net loss                                                        (2,561,533)    (2,537,674)    (3,198,097)    (3,174,238)
Net loss available to common stockholders                       (2,563,423)    (2,539,564)    (3,201,877)    (3,178,018)
Basic and diluted loss per share                                     (7.86)         (7.79)        (10.12)        (10.04)

Consolidated Balance Sheets:
                                                                    January 31, 2001
                                                               --------------------------
                                                               As Reported     Restated
                                                               -----------    -----------

Goodwill and other intangible assets, net of accumulated
 amortization                                                  $ 2,151,457    $ 2,175,316
Total assets                                                     4,769,600      4,793,459
Accumulated deficit                                             (4,059,691)    (4,035,832)
Total stockholders' equity                                       3,030,101      3,053,960


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

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

C.   Other Gains (Losses), Net

          The following schedule reflects the components of "Other gains (losses), net":

                                                            Three Months Ended January 31,             Six Months Ended January 31,
                                                            ------------------------------             ----------------------------
                                                              2001                2000                   2001                 2000
                                                            --------            --------               ---------            --------
(in thousands)
Gain on sale of Terra Networks S.A. stock                   $ 64,217            $     --               $  64,217            $     --
Gain on sale of Lycos common stock                                --                  --                 357,356                  --
Gain on sale of Open Market common stock                          --               5,832                      --               5,832
Gain on sale of Kana Communications
     common stock                                                 --                  --                 135,289
Gain (loss) on sale of Yahoo! common stock                    (3,245)            159,717                  (3,245)            208,066
Gain on derivative and sale of hedged
     Yahoo! common stock                                       2,070                  --                  89,902                  --
Gain on sale of Critical Path common stock                        --                  --                  70,900                  --
Gain on sale of real estate                                   19,801                  --                  19,801                  --
Loss on sale of PCCW stock                                        --                  --                (358,855)                 --
Loss on impairment of available-for-sale
     securities                                              (58,603)                 --                (148,786)                 --
Loss on sale of Raging Bull                                  (95,896)                 --                 (95,896)                 --
Other                                                         (5,256)                600                 (10,257)                600
                                                            --------            --------               ---------            --------
                                                            $(76,912)           $166,149               $ 120,426            $214,498
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

     During the second quarter of fiscal 2001, the Company recorded impairment charges totaling approximately $1.999 billion. Each of the companies for which impairment charges were recorded in the second quarter have experienced declines in operating and financial metrics over the past several quarters in comparison to the metrics forecasted at the time of their respective acquisitions. The impairment analysis considered that these companies were recently acquired during the time period from August 1999 to March 2000 and that the intangible assets are recorded upon acquisition of these companies was generally being amortized over a three-year useful life. However, sufficient monitoring was performed over the course of the past several quarters and the companies have each completed an operating cycle since acquisition. This monitoring process culminated with impairment charges for these companies in the second quarter. The amount of the impairment charge was determined by comparing the carrying value of goodwill and certain other intangible assets to fair value at January 31, 2001. The discount rates used as of January 31, 2001 ranged from 20% to 25%. These discount rates were determined by an analysis of the risks associated with certain goodwill and other intangible assets. The resulting net cash flows to which the discount

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

rates were applied were based on management's estimates of revenues, operating expenses and income taxes from the assets with identified impairment indicators.

     As a result of sequential declines in operating results, primarily due to the continued weak overall demand for on-line advertising and marketing services, and changes in business strategies, management determined that the carrying value of goodwill and certain other intangible assets of Engage, yesmail, CMGion's subsidiary, AdForce, and AltaVista should be adjusted. Accordingly, the Company has recorded an impairment charge of approximately $1.979 billion during the second quarter of fiscal 2001 to adjust the carrying value of these intangible assets.

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

     Summarized financial information of the Company's results by operating segment is as follows:


                                                    Three Months Ended January 31,    Six  Months Ended January 31,
                                                    ------------------------------    -----------------------------
(in thousands)                                            2001            2000              2001           2000
                                                          ----            ----              ----           ----
Net revenue:
       Interactive Marketing                         $    34,564       $  31,391       $    83,249      $  50,019
       eBusiness and Fulfillment                         189,545          55,999           378,170        112,227
       Search and Portals                                 55,174          56,481           115,613        105,912
       Infrastructure and Enabling Technologies           35,962          12,325            71,015         16,942
       Internet Professional Services                     27,467           2,344            60,808          2,558
                                                     -----------       ---------       -----------      ---------
                                                     $   342,712       $ 158,540       $   708,855      $ 287,658
                                                     ===========       =========       ===========      =========
Operating loss:
       Interactive Marketing                         $(1,119,105)      $ (54,515)      $(1,360,024)     $ (73,048)
       eBusiness and Fulfillment                         (39,003)         (7,094)          (79,597)        (8,599)
       Search and Portals                             (1,199,211)       (274,695)       (1,552,867)      (494,719)
       Infrastructure and Enabling Technologies         (426,192)        (60,501)         (619,917)       (85,199)
       Internet Professional Services                    (57,414)         (7,523)         (103,145)       (12,261)
       Other                                             (23,768)        (10,225)          (45,863)       (17,950)
                                                     -----------       ---------       -----------      ---------
                                                     $(2,864,693)      $(414,553)      $(3,761,413)     $(691,776)
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

K. Comprehensive Income

     The components of comprehensive income, net of income taxes, are as follows:



(in thousands)                                     Three months ended January 31,         Six months ended January 31,
                                                   -----------------------------          ---------------------------
                                                      2001                2000               2001                2000
                                                      ----                ----               ----                ----
Net loss                                         $(2,537,674)         $(185,575)         $(3,174,238)         $(302,987)
Net unrealized holding gain (loss)
 arising during period                               (94,075)           518,157             (547,193)           800,470
Less: reclassification adjustment for
 loss (gain) realized in net loss                     18,259            (97,737)              10,687           (126,178)
                                                 -----------          ---------          -----------          ---------
Comprehensive income (loss)                      $(2,613,490)         $ 234,845          $(3,710,744)         $ 371,305
                                                 ===========          =========          ===========          =========


L.   Consolidated Statements of Cash Flows Supplemental Information

(in thousands)                                   Six months ended January  31,
                                                 ----------------------------
                                                    2001               2000
                                                   -------            ------
Cash paid during the period for:
  Interest                                         $ 4,260            $2,664
                                                   =======            ======
  Income taxes                                     $15,866            $7,667
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

Restatement

    In the process of finalizing the Company's financial statements for the quarter ended October 31, 2001, the Company discovered that an inadvertent error had been made in the calculation of a certain amount included in the Company's financial statements for the three and six months ended January 31, 2001 included in the Form 10-Q. This error related to the recording of an impairment charge in consolidation of intangible assets associated with AltaVista, a subsidiary of the Company. Accordingly, the Company has restated its financial statements to reflect the correction of this inadvertent error and has taken remedial action over the consolidation process that the Company believes will prevent or detect future such errors. Conforming changes reflecting this correction have been made in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations, and Consolidated Financial Statements and Notes thereto.

     The effects of this restatement on previously reported consolidated financial statements as of and for the three and six months ended January 31, 2001 include the following changes (in thousands, except per share amounts):

Consolidated Statements of Operations:
                                                                   Three Months Ended             Six Months Ended
                                                                    January 31, 2001              January 31, 2001
                                                               ---------------------------   ---------------------------
                                                               As Reported      Restated     As Reported      Restated
                                                               ------------   ------------   ------------   ------------

Impairment of long-lived assets                                $ 2,022,825    $ 1,998,966    $ 2,092,431    $ 2,068,572
Operating loss                                                  (2,888,552)    (2,864,693)    (3,785,272)    (3,761,413)
Loss before income taxes                                        (2,722,445)    (2,698,586)    (3,232,727)    (3,208,868)
Net loss                                                        (2,561,533)    (2,537,674)    (3,198,097)    (3,174,238)
Net loss available to common stockholders                       (2,563,423)    (2,539,564)    (3,201,877)    (3,178,018)
Basic and diluted loss per share                                     (7.86)         (7.79)        (10.12)        (10.04)

Consolidated Balance Sheets:
                                                                    January 31, 2001
                                                               --------------------------
                                                               As Reported     Restated
                                                               -----------    -----------

Goodwill and other intangible assets, net of accumulated
 amortization                                                  $ 2,151,457    $ 2,175,316
Total assets                                                     4,769,600      4,793,459
Accumulated deficit                                             (4,059,691)    (4,035,832)
Total stockholders' equity                                       3,030,101      3,053,960


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



IMPAIRMENT OF INTANGIBLE ASSETS:


                                             Three Months                       Three Months
                                                 Ended           As a % of         Ended         As a % of
                                              January 31,      Segment Net       January 31,    Segment Net
                                                 2001            Revenue           2000           Revenue      $ Change    % Change
                                                 ----            -------           ----           -------      --------    --------
(in thousands)
Interactive Marketing                       $   874,658           2,531%                -           -       $   874,658       N/A
eBusiness and Fulfillment                             -               -                 -           -                 -       N/A
Search and Portals                              862,583           1,563%                -           -           862,583       N/A
Infrastructure and Enabling Technologies        247,974             690%                -           -           247,974       N/A
Internet Professional Services                   13,751              50%                -           -            13,751       N/A
Other                                                 -               -                 -           -                 -       N/A
                                            -----------                          --------                   -----------

Total                                       $ 1,998,966             583%         $      -           -       $ 1,998,966       N/A
                                            ===========             ===          ========                   ===========

     During the three months ended January 31, 2001, the Company recorded impairment charges of approximately $1.999 billion as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and certain other intangible assets to their fair

                         CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


value. Management determines fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes third-party valuation reports in its determination of fair value. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable. Each of the companies for which impairment charges were recorded in the second quarter have experienced declines in operating and financial metrics over the past several quarters in comparison to the metrics forecasted at the time of their respective acquisitions. The impairment analysis considered that these companies were recently acquired during the period from August 1999 to March 2000 and that the intangible assets recorded upon acquisition of these companies was generally being amortized over a three year useful life. However, sufficient monitoring was performed over the course of the past several quarters and the companies have each completed an operating cycle since acquisition. This monitoring process culminated with impairment charges for these companies in the second quarter. The Interactive Marketing segment recorded impairment charges of approximately $524.1 million related to the write-down of intangible assets at Engage related to goodwill and certain other intangible assets of its media business and approximately $350.6 million of goodwill and certain other intangible assets at yesmail.com. The impairment charges incurred in the Search and Portals segment related to the write-down of approximately $862.6 million of goodwill and certain other intangible assets related to AltaVista. The impairment charges in the Infrastructure and Enabling Technologies segment primarily related to the write-down of approximately $771,000 of other intangible assets at Activate, approximately $241.8 million of goodwill and other intangible assets at CMGion related to its subsidiary, AdForce, and approximately $5.6 million of goodwill at ExchangePath. The other intangible assets of Activate and AdForce that were determined to be impaired primarily related to a significant reduction in the acquired customer bases and turnover of workforce which was in place at the time of the acquisitions of the companies. The impairment charges incurred in the Internet Professional Services segment related to the write-down of approximately $13.8 million of other intangible assets at Tallan, primarily related to a significant reduction in the acquired customer base and turnover of workforce which was in place at the time of the acquisition. The impairment factors evaluated by management may change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.


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

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

IMPAIRMENT OF INTANGIBLE ASSETS:

                                           Six Months Ended     As a % of     Six Months Ended     As a % of
                                             January 31,       Segment Net      January 31,       Segment Net
                                               2001             Revenue          2000              Revenue     $ Change    % Change
                                               ----             -------          ----              -------     --------    ---------
(in thousands)
Interactive Marketing                       $   891,437          1,071%         $      -              N/A     $   891,437      N/A
eBusiness and Fulfillment                         3,500              1%                -              N/A           3,500      N/A
Search and Portals                              875,019            757%                -              N/A         875,019      N/A
Infrastructure and Enabling Technologies        284,865            401%                -              N/A         284,865      N/A
Internet Professional Services                   13,751             23%                -              N/A          13,751      N/A
Other                                                 -              -                 -              N/A               -      N/A
                                            -----------                         --------                      -----------

Total                                       $ 2,068,572            292%         $      -              N/A     $ 2,068,572      N/A
                                            ===========           =====         ========                      ===========


     During the six months ended January 31, 2001, the Company recorded impairment charges of approximately $2.069 billion as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and certain other intangible assets to their fair value. Management determines fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company. The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes third-party valuation reports in its determination of fair value. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable. The Interactive Marketing segment recorded impairment charges of approximately $540.8 million related to the write-down of intangible assets at Engage related to goodwill and certain other intangible assets of its media business and approximately $350.6 million of goodwill and certain other intangible assets at yesmail.com. The impairment charges incurred in the Search and Portals segment primarily related to the write-down of approximately $862.6 million of goodwill and other intangible assets related to AltaVista. The impairment charges in the Infrastructure and Enabling Technologies segment primarily related to approximately $771,000 of other intangible assets at Activate, approximately $241.8 million of goodwill and other intangible assets at CMGion related to AdForce and approximately $5.6 million of goodwill at ExchangePath. The other intangible assets of Activate and AdForce that were determined to be impaired primarily related to a significant reduction in the acquired customer bases and turnover of workforce which was in place at the time of the acquisitions of the companies. The impairment charges incurred in the Internet Professional Services segment related to the write-down of approximately $13.8 million of other intangible assets at Tallan, primarily related to a significant reduction in the acquired customer base and turnover of workforce which was in place at the time of the acquisition. The impairment factors evaluated by management may change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.

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

     During the fiscal year ended July 31, 2000 and for the six months ended January 31, 2001, CMGI had operating losses of approximately $2.19 billion and $3.76 billion, respectively, and net losses of approximately $1.38 billion and $3.18 billion, respectively. CMGI anticipates continuing to incur significant operating expenses in the future, including significant costs of revenue and selling, general and administrative and amortization expenses. As a result, CMGI expects to continue to incur operating losses and may not have enough money to grow its business in the future. CMGI can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.


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

                                     CMGI, Inc.

                                     By: /s/ George A. McMillan
                                         --------------------------
Date: December 12, 2001              George A. McMillan
                                     Chief Financial Officer and Treasurer

                                     (Principal Financial and
                                     Accounting Officer)