Form 10-Q/A
period 2001-04-30
CMGI INC
filed 2001-12-12
CIK 914712

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
                   Class                            Number of shares outstanding

                               EXPLANATORY NOTE

     This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends and restates Items 1 and 2 of Part I of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001, as filed by the Registrant on June 14, 2001, to correct the results of inadvertent errors made in the calculation of certain non-cash charges included therein.

     In the process of finalizing the Registrant's financial statements for the quarter ended October 31, 2001, the Registrant discovered that inadvertent errors had been made in the calculation of certain amounts included in the Registrant's financial statements for the three and nine months ended April 30, 2001 included in the Form 10-Q. These errors related to the recording of impairment and amortization charges in consolidation of intangible assets associated with AltaVista, a subsidiary of the Registrant. Accordingly, the Registrant has restated its financial statements to reflect the correction of these inadvertent errors and has taken remedial action over the consolidation process that the Registrant believes will prevent or detect future such errors. Conforming changes reflecting these corrections have been made in the Registrant's Management's Discussion and Analysis of Financial Condition and Results of Operations, and Consolidated Financial Statements and Notes thereto.


     The effects of this restatement on previously reported consolidated financial statements as of and for the three and nine months ended April 30, 2001 include the following changes (in thousands, except per share amounts):

Consolidated Statements of Operations:
                                                                 Three Months Ended          Nine Months Ended
                                                                   April 30, 2001              April 30, 2001
                                                                   --------------              --------------
                                                             As Reported     Restated    As Reported     Restated
                                                             -----------     --------    -----------     --------

Amortization of intangible assets and stock-based
  compensation                                              $   213,714   $   247,439   $ 1,345,731   $ 1,379,456
Impairment of long-lived assets                                 609,491       609,491     2,701,922     2,678,063
Operating loss                                                 (995,953)   (1,029,678)   (4,781,225)   (4,791,091)
Minority interest, net                                           43,202        53,564       382,961       393,323
Loss before income taxes                                     (1,005,406)   (1,028,769)   (4,238,133)   (4,237,637)
Net loss                                                       (963,276)     (986,639)   (4,161,373)   (4,160,877)
Net loss available to common stockholders                      (965,105)     (988,468)   (4,166,982)   (4,166,486)
Basic and diluted loss per share                                  (2.80)        (2.87)       (12.82)       (12.82)

Consolidated Balance Sheets:
                                                                   April 30, 2001
                                                                   --------------
                                                            As Reported     Restated
                                                            -----------     --------
Goodwill and other intangible assets, net of accumulated
  amortization                                              $ 1,355,347   $ 1,345,481
Total assets                                                  3,572,876     3,563,010
Minority interest                                               384,631       374,269
Accumulated deficit                                          (5,024,797)   (5,024,301)
Total stockholders' equity                                    2,049,912     2,050,408

                                    PART 1

ITEM 1.  Consolidated Financial Statements


                          CMGI, Inc. and Subsidiaries
                          Consolidated Balance Sheets

               (in thousands, except share and per share amounts)

                                                                                                April 30,     July 31,
                                                                                                  2001          2000
                                                                                             --------------  -----------
                                                                                             (Restated)
                                                                                             (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                                     $   845,830    $  639,666
 Available-for-sale securities                                                                     121,435     1,595,011
 Accounts receivable, trade, less allowance for doubtful accounts                                  130,548       232,104
 Prepaid expenses and other current assets                                                         118,660       105,094
                                                                                               -----------    ----------
Total current assets                                                                             1,216,473     2,571,875
                                                                                               -----------    ----------

Property and equipment, net                                                                        243,481       259,270
Investments in affiliates                                                                          556,085       583,648
Goodwill and other intangible assets, net of accumulated amortization                            1,345,481     4,955,076
Other assets                                                                                       201,490       187,238
                                                                                               -----------    ----------
                                                                                               $ 3,563,010    $8,557,107
                                                                                               ===========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                                                 $    33,594    $  523,022
 Current installments of long-term debt                                                              7,187         6,649
 Accounts payable                                                                                   96,769       128,627
 Accrued income taxes                                                                               39,501        36,318
 Accrued expenses                                                                                  204,774       246,289
 Deferred income taxes                                                                              70,389       392,340
 Deferred revenues                                                                                  21,962        27,898
 Other current liabilities                                                                          21,866       100,627
                                                                                               -----------    ----------
Total current liabilities                                                                          496,042     1,461,770
                                                                                               -----------    ----------

Long-term debt, less current installments                                                          224,003       228,023
Deferred income taxes                                                                               10,443        61,365
Other long-term liabilities                                                                         19,095        50,945
Minority interest                                                                                  374,269       586,062
Commitments and contingencies

Preferred stock, $0.01 par value. Authorized 5,000,000 shares; issued 375,000 Series C convertible, redeemable preferred stock at April 30, 2001 and July 31, 2000,  dividend
  at 2% per annum; carried at liquidation value                                                    388,750       383,140
Stockholders' equity:
  Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and
    outstanding 345,491,900 shares at April 30, 2001 and 296,487,502 shares at July 31, 2000         3,455         2,965
  Additional paid-in capital                                                                     7,149,773     6,190,182
  Deferred compensation                                                                                (17)      (45,202)
Accumulated deficit                                                                             (5,024,301)     (857,814)
                                                                                               -----------    ----------
                                                                                                 2,128,910     5,290,131
Accumulated other comprehensive income (loss)                                                      (78,502)      495,671
                                                                                               -----------    ----------
Total stockholders' equity                                                                       2,050,408     5,785,802
                                                                                               -----------    ----------
                                                                                               $ 3,563,010    $8,557,107
                                                                                               ===========    ==========

see accompanying notes to interim unaudited consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (in thousands, except per share amounts)


                                                                     Three months ended April 30,    Nine months ended April 30,
                                                                    ------------------------------  -----------------------------
                                                                         2001            2000             2001          2000
                                                                      -----------      ---------      -----------    -----------
                                                                      (Restated)                      (Restated)
Net revenue                                                          $   300,963       $ 233,144      $ 1,009,818   $   520,802
Operating expenses:
  Cost of revenue                                                        271,874         190,618          923,322       433,598
  Research and development                                                35,621          49,671          133,383       101,283
  In-process research and development                                         --          41,220            1,462        45,937
  Selling                                                                 82,691         126,612          333,334       309,250
  General and administrative                                              64,999          61,314          224,491       134,931
  Amortization of intangible assets and stock-based
   compensation                                                          247,439         465,287        1,379,456       889,157

  Impairment of intangible assets                                        609,491          16,700        2,678,063        16,700
  Restructuring charges                                                   18,526              --          127,398            --
                                                                      -----------       ---------      -----------   -----------
        Total operating expenses                                       1,330,641         951,422        5,800,909     1,930,856
                                                                      -----------       ---------      -----------   -----------

Operating loss                                                        (1,029,678)       (718,278)      (4,791,091)   (1,410,054)
                                                                      -----------       ---------      -----------   -----------

Other income (deductions):
  Interest income                                                         12,517          14,430           44,432        30,950
  Interest expense                                                        (6,637)        (12,987)         (39,634)      (26,517)
  Other gains (losses), net                                              (48,155)        213,537           72,271       428,035
  Gain (loss) on issuance of stock by subsidiaries and affiliates           (432)         19,988          122,438        71,927
  Equity in losses of affiliates                                          (9,948)        (10,290)         (39,376)      (15,719)
  Minority interest, net                                                  53,564          55,980          393,323       110,844
                                                                      -----------       ---------      -----------   -----------
                                                                             909         280,658          553,454       599,520
                                                                      -----------       ---------      -----------   -----------

Loss before income taxes                                              (1,028,769)       (437,620)      (4,237,637)     (810,534)
Income tax benefit                                                       (42,130)         (9,581)         (76,760)      (79,508)
                                                                      -----------       ---------      -----------   -----------
Net loss                                                                (986,639)       (428,039)      (4,160,877)     (731,026)
Preferred stock accretion and amortization of discount                    (1,829)         (2,170)          (5,609)       (9,333)
                                                                      -----------       ---------      -----------   -----------

Net loss available to common stockholders                            $  (988,468)      $(430,209)     $(4,166,486)  $  (740,359)
                                                                      ===========       =========      ===========   ===========

Basic  and diluted loss per share                                         $(2.87)         $(1.53)         $(12.82)       $(2.94)
                                                                      ===========       =========      ===========   ===========

Shares used in computing basic and diluted loss per share:               344,186         281,936          324,999       251,560
                                                                      ===========       =========      ===========   ===========


see accompanying notes to interim unaudited consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                                  Nine months ended April 30,
                                                                                         ------------------------------------------
                                                                                                    2001                  2000
                                                                                                -----------            ----------
                                                                                                (Restated)
Cash flows from operating activities:
  Net loss                                                                                      $(4,160,877)           $ (731,026)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation, amortization and impairment charges                                             4,158,361               944,253
    Deferred income taxes                                                                           (77,537)             (289,685)
    Non-operating gains, net                                                                       (194,709)             (499,962)
    Equity in losses of affiliates                                                                   39,376                15,719
    Minority interest                                                                              (393,323)             (110,844)
    In-process research and development                                                               1,462                45,937
    Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
     Trade accounts receivable                                                                       98,580               (73,902)
     Prepaid expenses and other current assets                                                      (30,777)              (37,791)
     Accounts payable and accrued expenses                                                          (37,459)               35,025
     Deferred revenues                                                                              (10,138)               11,426
     Refundable and accrued income taxes, net                                                        (6,094)               29,858
     Tax benefit from exercise of stock options                                                          --               170,627
     Other assets and liabilities                                                                     6,532                (9,779)
                                                                                                -----------            ----------
Net cash used for operating activities                                                             (606,603)             (500,144)
                                                                                                -----------            ----------

Cash flows from investing activities:
  Additions to property and equipment                                                               (91,347)             (130,176)
  Proceeds from sale of property and equipment                                                       35,779                    --
  Net proceeds from maturities of (purchases of) available-for-sale securities                       20,971               (31,632)
  Proceeds from liquidation of stock investments                                                    954,453             1,007,883
  Investments in affiliates                                                                         (64,941)             (232,565)
  Cash impact of acquisitions and divestitures of subsidiaries                                      (14,432)             (182,426)
  Other                                                                                                (240)               (4,597)
                                                                                                 -----------            ----------
Net cash provided by investing activities                                                           840,243               426,487
                                                                                                 -----------            ----------

Cash flows from financing activities:
  Net proceeds from (repayments of) obligations under capital leases                                (40,476)                4,073
  Net proceeds from (repayments of) notes payable                                                    (2,082)               86,444
  Repayments of long-term debt                                                                       (3,482)               (4,608)
  Net proceeds from issuance of common stock                                                         16,955                29,591
  Net proceeds from issuance of stock by subsidiaries                                                 6,535               163,533
  Other                                                                                              (4,926)                   --
                                                                                                 -----------            ----------
Net cash provided by (used for) financing activities                                                (27,476)              279,033
                                                                                                 -----------            ----------

Net increase (decrease) in cash and cash equivalents                                                206,164               205,376
Cash and cash equivalents at beginning of period                                                    639,666               468,912
                                                                                                -----------            ----------
Cash and cash equivalents at end of period                                                      $   845,830            $  674,288
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

A 1.   RESTATEMENT

     In the process of finalizing the Company's financial statements for the quarter ended October 31, 2001, the Company discovered that inadvertent errors had been made in the calculation of certain amounts included in the Company's financial statements for the three and nine months ended April 30, 2001 included in the Form 10-Q. These errors related to the recording of impairment and amortization charges in consolidation of intangible assets associated with AltaVista, a subsidiary of the Company. Accordingly, the Company has restated its financial statements to reflect the correction of these inadvertent errors and has taken remedial action over the consolidation process that the Company believes will prevent or detect future such errors. Conforming changes reflecting these corrections have been made in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations, and Consolidated Financial Statements and Notes thereto. See Notes E, F, H and K.

     The effects of this restatement on previously reported consolidated financial statements as of and for the three and nine months ended April 30, 2001 include the following changes (in thousands, except per share amounts):



Consolidated Statements of Operations:
                                                                 Three Months Ended          Nine Months Ended
                                                                   April 30, 2001              April 30, 2001
                                                                   --------------              --------------
                                                             As Reported     Restated    As Reported     Restated
                                                             -----------     --------    -----------     --------
Amortization of intangible assets and stock-based
 compensation                                                $   213,714   $   247,439   $ 1,345,731   $ 1,379,456
Impairment of long-lived assets                                  609,491       609,491     2,701,922     2,678,063
Operating loss                                                  (995,953)   (1,029,678)   (4,781,225)   (4,791,091)
Minority interest, net                                            43,202        53,564       382,961       393,323
Loss before income taxes                                      (1,005,406)   (1,028,769)   (4,238,133)   (4,237,637)
Net loss                                                        (963,276)     (986,639)   (4,161,373)   (4,160,877)
Net loss available to common stockholders                       (965,105)     (988,468)   (4,166,982)   (4,166,486)
Basic and diluted loss per share                                   (2.80)        (2.87)       (12.82)       (12.82)

Consolidated Balance Sheets:
                                                                  April  30, 2001
                                                                  ---------------
                                                             As Reported    Restated
                                                             -----------   -----------

Goodwill and other intangible assets, net of accumulated
 amortization                                                $ 1,355,347   $ 1,345,481
Total assets                                                   3,572,876     3,563,010
Minority interest                                                384,631       374,269
Accumulated deficit                                           (5,024,797)   (5,024,301)
Total stockholders' equity                                     2,049,912     2,050,408



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

     Amortization of intangible assets and stock-based compensation consists of:


                                                      Three months ended                 Nine months ended
                                               --------------------------------  ---------------------------------
                                                          April 30,                          April 30,
                                               --------------------------------  ---------------------------------
(in thousands)                                        2001               2000            2001               2000
                                                    --------           --------      ----------           --------
Amortization of intangible assets                   $223,971           $419,992      $1,315,537           $837,101
Amortization of stock-based compensation              23,468             45,295          63,919             52,056
                                                    --------           --------      ----------           --------
                                                    $247,439           $465,287      $1,379,456           $889,157
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

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

     As a result of sequential declines in operating results, primarily due to the continued weak overall demand for on-line advertising and marketing services and changes in business strategies, management determined that the carrying value of goodwill and certain other intangible assets of Engage, yesmail.com, CMGion's subsidiary, AdForce, and AltaVista should be adjusted. Accordingly, the Company recorded an impairment charge of approximately $524.1 million, $350.6 million, $241.8 million and $862.6 million, respectively, totaling
$1.979 billion during the second quarter of fiscal 2001 to adjust the carrying value of these intangible assets.


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

                          CMGI, INC. AND SUBSIDIARIES
         NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

     Summarized financial information of the Company's results by operating segment is as follows:

                                                     Three Months Ended April 30,    Nine Months Ended April 30,
                                                    ------------------------------  -----------------------------
(in thousands)                                            2001            2000            2001           2000
                                                     ---------       ---------     -----------    -----------
Net revenue:
       Interactive Marketing                       $    30,269       $  64,783     $   113,518    $   114,802
       eBusiness and Fulfillment                       178,017          69,252         556,187        181,479
       Search and Portals                               37,060          63,074         152,673        168,986
       Infrastructure and Enabling Technologies         34,603          26,582         105,618         43,524
       Internet Professional Services                   21,014           9,453          81,822         12,011
                                                   -----------       ---------     -----------    -----------
                                                   $   300,963       $ 233,144     $ 1,009,818    $   520,802
                                                   ===========       =========     ===========    ===========
Operating loss:
       Interactive Marketing                       $  (102,717)      $(225,609)    $(1,462,741)   $  (298,657)
       eBusiness and Fulfillment                       (55,032)           (561)       (134,629)        (9,160)
       Search and Portals                             (106,503)       (324,452)     (1,659,370)      (819,171)
       Infrastructure and Enabling Technologies       (198,913)       (137,765)       (818,830)      (222,964)
       Internet Professional Services                 (542,168)        (18,417)       (645,313)       (30,678)
       Other                                           (24,345)        (11,474)        (70,208)       (29,424)
                                                   ============      =========     ===========    ===========
                                                   $(1,029,678)      $(718,278)    $(4,791,091)   $(1,410,054)
                                                   ============      =========     ===========    ===========

Operating income (loss), excluding in-process
 research and development expenses,
 depreciation, amortization, intangible asset
 impairment and restructuring charges:
       Interactive Marketing                       $   (25,297)      $ (41,836)    $  (124,427)   $   (79,638)
       eBusiness and Fulfillment                        (3,609)          2,683         (10,008)           447
       Search and Portals                              (17,208)        (66,902)       (103,903)      (187,479)
       Infrastructure and Enabling Technologies        (62,306)        (56,603)       (235,114)      (112,327)
       Internet Professional Services                     (712)         (3,226)          4,342        (11,361)
       Other                                           (22,558)        (10,979)        (65,473)       (28,711)
                                                   -----------       ---------     -----------    -----------
                                                   $  (131,690)      $(176,863)    $  (534,583)   $  (419,069)
                                                   ===========       =========     ===========    ===========


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

K. COMPREHENSIVE INCOME

     The components of comprehensive income, net of income taxes, are as follows:

(in thousands)                                  Three months ended April 30,             Nine months ended April 30,
                                          ----------------------------------------  --------------------------------------
                                                  2001                 2000                 2001               2000
                                             -----------            ---------          -----------          ---------
Net loss                                    $  (986,639)           $(430,209)         $(4,160,877)         $(740,359)
Net unrealized holding gain (loss)
 arising during period                          (38,528)            (364,852)            (557,443)           435,619

Less: reclassification adjustment for
 loss (gain) realized in net loss                   501             (125,613)             (17,090)          (251,792)
                                             -----------            ---------          -----------          ---------
Comprehensive income (loss)                 $(1,024,666)           $(920,674)         $(4,735,410)         $(556,532)
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

RESTATEMENT

     In the process of finalizing the Company's financial statements for the quarter ended October 31, 2001, the Company discovered that inadvertent errors had been made in the calculation of certain amounts included in the Company's financial statements for the three and nine months ended April 30, 2001 included in the Form 10-Q. These errors related to the recording of impairment and amortization charges in consolidation of intangible assets associated with AltaVista, a subsidiary of the Company. Accordingly, the Company has restated its financial statements to reflect the correction of these inadvertent errors and has taken remedial action over the consolidation process that the Company believes will prevent or detect future such errors. Conforming changes reflecting these corrections have been made in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations, and Consolidated Financial Statements and Notes thereto.


     The effects of this restatement on previously reported consolidated financial statements as of and for the three and nine months ended April 30, 2001 include the following changes (in thousands, except per share amounts):

Consolidated Statements of Operations:
                                                                 Three Months Ended          Nine Months Ended
                                                                   April 30, 2001              April 30, 2001
                                                             --------------------------  --------------------------
                                                             As Reported     Restated    As Reported     Restated
                                                             ------------  ------------  ------------  ------------

Amortization of intangible assets and stock-based
 compensation                                                $   213,714   $   247,439   $ 1,345,731   $ 1,379,456

Impairment of long-lived assets                                  609,491       609,491     2,701,922     2,678,063
Operating loss                                                  (995,953)   (1,029,678)   (4,781,225)   (4,791,091)
Minority interest, net                                            43,202        53,564       382,961       393,323
Loss before income taxes                                      (1,005,406)   (1,028,769)   (4,238,133)   (4,237,637)
Net loss                                                        (963,276)     (986,639)   (4,161,373)   (4,160,877)
Net loss available to common stockholders                       (965,105)     (988,468)   (4,166,982)   (4,166,486)
Basic and diluted loss per share                                   (2.80)        (2.87)       (12.82)       (12.82)

Consolidated Balance Sheets:
                                                                  April  30, 2001
                                                             -----------
                                                             As Reported    Restated
                                                             -----------   -----------

Goodwill and other intangible assets, net of accumulated
 amortization                                                $ 1,355,347   $ 1,345,481

Total assets                                                   3,572,876     3,563,010
Minority interest                                                384,631       374,269
Accumulated deficit                                           (5,024,797)   (5,024,301)
Total stockholders' equity                                     2,049,912     2,050,408

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


COST OF REVENUE:


                                 Three Months                          Three Months
                                    Ended                                 Ended
                                   April 30,      As a % of Segment      April 30,      As a % of Segment
                                     2001            Net Revenue           2000           Net Revenue         $ Change     % Change
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


AMORTIZATION OF INTANGIBLE ASSETS AND STOCK-BASED COMPENSATION:


                                 Three Months                           Three Months
                                     Ended                                 Ended
                                   April 30,      As a % of Segment       April 30,      As a % of Segment
                                      2001            Net Revenue           2000             Net Revenue       $ Change    % Change
                                 ------------     -----------------     ------------     -----------------     --------    --------
(in thousands)
Interactive Marketing              $ 67,073              222%             $151,682               234%         $ (84,609)      (56)%
eBusiness and Fulfillment            49,838               28%                2,330                 3%            47,508     2,039%
Search and Portals                   70,733              191%              232,542               369%          (161,809)      (70)%
Infrastructure and Enabling
  Technologies                       16,524               48%               63,891               240%           (47,367)      (74)%
Internet Professional Services       43,216              206%               14,788               156%            28,428       192%
Other                                    55                -                    54                 -                  1         2%
                                   --------                               --------                            ---------
Total                              $247,439               82%             $465,287               200%         $(217,848)      (47)%
                                   ========              ===              ========              ====          =========       ====


     Amortization of intangible assets and stock-based compensation decreased $217.9 million, or 47%, to $247.4 million for the three months ended April 30, 2001 from $465.3 million for the same period ended in fiscal year 2000. Amortization of intangible assets and stock-based compensation consisted primarily of goodwill amortization expense related to acquisitions made during fiscal year 2000. The intangible assets recorded as a result of acquisitions are primarily being amortized over periods ranging from two to five years. Included within amortization of intangible assets and stock-based compensation expenses was approximately $23.5 and $45.3 million of stock-based compensation for the three months ended April 30, 2001 and 2000, respectively. The decrease in amortization is related to the impairment charges taken on certain intangible assets by the Company during fiscal year 2001 which reduced the amount of goodwill and intangible assets to be amortized in the future. The decrease in amortization in the Interactive Marketing segment was primarily the result of impairment charges taken against certain intangible assets during fiscal year 2001 by Engage and yesmail.com. The increase in the eBusiness and Fulfillment segment was primarily the result of the acquisition of uBid during fiscal year 2000, and the acceleration of approximately $17 million of stock-based compensation related to the sale of a majority interest in Signatures. The decrease in the Search and Portals segment was primarily the result of impairment charges taken against certain intangible assets of AltaVista, iCAST and MyWay during fiscal year 2001. The decrease in the Infrastructure and Enabling Technologies segment was primarily the result of the impairment charges taken against certain intangible assets by AdForce, 1stUp and ExchangePath during fiscal year 2001. The increase in the Internet Professional Services segment was due to the impact of a full quarter of amortization from Tallan during the third quarter of fiscal year 2001 versus one month of amortization during the third quarter of fiscal 2000.

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

     Minority interest, net decreased to $53.6 million for the three months ended April 30, 2001 from $56.0 million for the same period of fiscal 2000, primarily reflecting minority interest in net losses of seven subsidiaries during the third quarter of fiscal year 2001, including AltaVista, Engage, MyWay, NaviSite, CMGion and NaviPath. The decrease is primarily related to a decrease in the net losses reported by AltaVista and MyWay due to the effect of the restructuring initiatives and the effect of previously recorded impairment charges taken on goodwill and other intangible assets which significantly reduced the amount of amortization expense recorded during the third fiscal quarter of 2001 at AltaVista.


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


AMORTIZATION OF INTANGIBLE ASSETS AND STOCK-BASED COMPENSATION:

                                              Nine                               Nine
                                          Months Ended     As a % of         Months Ended     As a % of
                                           April 30,         Segment          April 30,        Segment
                                              2001         Net Revenue           2000        Net Revenue      $ Change    % Change
                                              ----         -----------         --------      -----------      --------    --------
(in thousands)
Interactive Marketing                     $  405,614           357%           $183,097           159%         $222,517       122 %
eBusiness and Fulfillment                    116,667            21%              7,089             4%          109,578     1,546 %
Search and Portals                           582,358           381%            595,491           352%          (13,133)       (2)%
Infrastructure and Enabling Technologies     138,109           131%             84,969           195%           53,140        63 %
Internet Professional Services               136,544           167%             18,346           153%          118,198       644 %
Other                                            164             -                 165             -                (1)        1 %
                                          ----------                          --------                        --------
Total                                     $1,379,456           137%           $889,157           171%         $490,299        55 %
                                          ==========           ===            ========           ===          ========     =====


     Amortization of intangible assets and stock-based compensation increased $490.3 million, or 55%, to $1.379 billion for the nine months ended April 30, 2001 from $889.2 million for the same period ended in fiscal year 2000. Amortization of intangible assets and stock-based compensation consisted primarily of goodwill amortization expense related to acquisitions made during fiscal year 2000. The intangible assets recorded as a result of acquisitions are being amortized over periods ranging from two to five years. Included within amortization of intangible assets and stock-based compensation expenses was approximately $63.9 million and $52.1 million of stock-based compensation
for the nine months ended April 30, 2001 and 2000, respectively.   The increase
in amortization in the Interactive Marketing segment was primarily the result of the fiscal year 2000 acquisitions of AdKnowledge, Flycast and yesmail.com and the fiscal year 2001 acquisition of MediaBridge. The increase in the eBusiness and Fulfillment segment was primarily the result of the acquisition of uBid during fiscal year 2000. The decrease in the Search and Portals segment was primarily the result of the impairment charge taken during fiscal year 2001 related to certain intangible assets of AltaVista and iCAST. The increase in the Infrastructure and Enabling Technologies segment was primarily the result of the acquisitions of Activate, AdForce, Equilibrium, ExchangePath, and Tribal Voice during fiscal year 2000. The increase in the Internet Professional Services segment was due to the acquisition of Tallan during fiscal year 2000.


IMPAIRMENT OF INTANGIBLE ASSETS:

                                              Nine                               Nine
                                          Months Ended     As a % of         Months Ended     As a % of
                                           April 30,         Segment          April 30,        Segment
                                              2001         Net Revenue           2000        Net Revenue      $ Change    % Change
                                              ----         -----------         --------      -----------      --------    --------
(in thousands)
Interactive Marketing                     $  891,984           786%  $               -           N/A          $  891,984       N/A
eBusiness and Fulfillment                      3,500             1%                  -           N/A               3,500       N/A
Search and Portals                           875,200           573%             16,700            10%            858,500     5,141%
Infrastructure and Enabling Technologies     396,625           376%                  -           N/A             396,625       N/A
Internet Professional Services               510,754           624%                  -           N/A             510,754       N/A
Other                                              -             -                   -             -                   -         -
                                          ----------           ---             -------             -          ----------    ------

Total                                     $2,678,063           265%            $16,700             3%         $2,661,363    15,936%
                                          ==========           ===             =======           ===          ==========    ======



     During the nine months ended April 30, 2001, the Company recorded impairment charges of approximately $2.678 billion as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and certain other intangible assets to their fair value.

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


Management determines fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company.
The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes valuation reports in its determination of fair value. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable.
The Interactive Marketing segment recorded impairment charges of approximately $540.8 million related to the write-down of intangible assets at Engage related to goodwill and certain other intangible assets of its media business and approximately $351.1 million of goodwill and certain other intangible assets at yesmail.com. The impairment charges incurred in the Search and Portals segment primarily related to the write-down of approximately $862.8 million of goodwill and other intangible assets related to AltaVista. The impairment charges in the Infrastructure and Enabling Technologies segment primarily related to approximately $336.8 million of goodwill and other intangible assets at CMGion related to its subsidiary, AdForce, approximately $31.2 million of goodwill and other intangible assets at Activate, approximately $23.0 million of goodwill and other intangible assets at 1st Up, and approximately $5.6 million of goodwill at ExchangePath. The other intangible assets of Activate and AdForce that were determined to be impaired primarily related to a significant reduction in the acquired customer bases and turnover of workforce, which was in place at the time of the acquisitions of the companies. The impairment charges incurred in the Internet Professional Services segment related to the write-down of approximately $510.8 million of goodwill and other intangible assets at Tallan. The other intangible assets that were determined to be impaired primarily related to a significant reduction in the acquired customer base and turnover of workforce, which was in place at the time of the acquisition. The impairment factors evaluated by management may change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.


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

     Minority interest, net increased to $393.3 million for the nine months ended April 30, 2001 from $110.8 million for the same period ended fiscal year 2000, primarily reflecting minority interest in net losses of seven subsidiaries during the first nine months of fiscal 2001, including AltaVista, Engage, MyWay, NaviSite, CMGion and NaviPath. The increase is primarily related to an increase in the net losses reported by Engage and AltaVista due to substantial amortization, impairment and restructuring charges recorded during the second fiscal quarter of fiscal year 2001.


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

                          CMGI, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


LIQUIDITY AND CAPITAL RESOURCES

     Working capital at April 30, 2001 decreased to $720.4 million compared to $1.11 billion at July 31, 2000. The net decrease in working capital is primarily attributable to a $1.47 billion decrease in available-for-sale securities, partially offset by a $489.4 million decrease in notes payable, a $322.0 million decrease in current deferred tax liabilities and a $206.2 million increase in cash and cash equivalents. The Company's principal sources of capital during the nine months ended April 30, 2001 were from the sales of approximately
8.4 million shares of Lycos, Inc. common stock for proceeds of approximately $394.7 million, approximately 241.0 million shares of Pacific Century CyberWorks Limited stock for proceeds of $190.2 million, approximately 3.7 million shares of Kana Communications, Inc. common stock for proceeds of $137.6 million, approximately 6.8 million shares of Terra Networks, S.A. (Terra Networks) stock for proceeds of approximately $78.3 million, approximately 1.3 million shares of Critical Path, Inc. common stock for proceeds of $72.8 million and approximately
1.0 million shares of eBay, Inc. common stock for proceeds of $48.0 million.
The Company's principal uses of capital during the nine months ended April 30, 2001 were $606.6 million for funding operations, $91.3 million for purchases of property and equipment and $64.9 million for investments in affiliates, primarily through the Company's @Ventures venture capital funds.


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

     During the fiscal year ended July 31, 2000 and for the nine months ended April 30, 2001, CMGI had operating losses of approximately $2.19 billion and $4.79 billion, respectively, and net losses of approximately $1.38 billion and $4.16 billion, respectively. CMGI anticipates continuing to incur significant operating expenses in the future, including significant costs of revenue and selling, general and administrative and amortization expenses. As a result, CMGI expects to continue to incur operating losses and may not have enough money to grow its business in the future. CMGI can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.



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


                                          CMGI, Inc.

                                          By: /s/ George A. McMillan
                                              -------------------------------
Date: December 12, 2001                       George A. McMillan
                                              Chief Financial Officer and
                                              Treasurer (Principal Financial and
                                              Accounting Officer)