Form 10-K/A
period 2001-07-31
CMGI INC
filed 2001-12-12
CIK 914712

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

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

  On October 19, 2001, the Registrant had outstanding 352,490,772 shares of Common Stock, $0.01 par value.


                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement (the "Definitive Proxy Statement") filed with the Securities and Exchange Commission relative to the Company's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             EXPLANATORY NOTE


  This Amendment No. 1 to Annual Report on Form 10-K/A (i) amends and restates Items 6, 7 and 8 of Part II and Item 14 of Part IV of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2001, as filed by the Registrant on October 29, 2001, to correct the results of inadvertent errors made in the calculation of certain non-cash charges included therein, and (ii) corrects the number of shares of the Registrant's Common Stock outstanding on October 19, 2001.


  In the process of finalizing the Registrant's financial statements for the quarter ended October 31, 2001, the Registrant discovered that inadvertent errors had been made in the calculation of certain amounts included in the Registrant's audited financial statements for the year ended July 31, 2001 included in the Form 10-K. These errors related to the recording of impairment and amortization charges in consolidation of intangible assets associated primarily with AltaVista and Engage, subsidiaries of the Registrant. An inadvertent error was also made in the recording of certain amounts related to the other-than-temporary impairment of the Registrant's marketable security investment in Primedia, Inc. Accordingly, the Registrant has restated its financial statements to reflect the correction of these inadvertent errors and has taken remedial action over the consolidation process that the Registrant believes will prevent or detect future such errors. Conforming changes reflecting these corrections have been made in the Registrant's Selected Consolidated Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Consolidated Financial Statements and Notes thereto.


  The effect of this restatement on previously reported consolidated financial statements as of and for the year ended July 31, 2001 is as follows (in thousands, except per share amounts):



                                                        Year Ended July 31,
Consolidated Statements of Operations:                         2001
--------------------------------------                ------------------------
                                                      As Reported   Restated
                                                      -----------  -----------
Amortization of intangible assets and stock-based
 compensation........................................ $ 1,490,714  $ 1,558,164
Impairment of long-lived assets......................   3,334,133    3,363,317
Operating loss.......................................  (5,771,327)  (5,867,961)
Other gains (losses), net............................    (357,547)    (413,097)
Minority interest, net...............................     507,652      526,623
Loss before income taxes.............................  (5,539,111)  (5,672,324)
Income tax expense (benefit).........................    (161,531)    (184,404)
Net loss.............................................  (5,377,580)  (5,487,920)
Net loss available to common stockholders............  (5,385,079)  (5,495,419)
Basic and diluted loss per share.....................      (16.34)      (16.67)
Consolidated Balance Sheets:                               July 31, 2001
----------------------------                          ------------------------
                                                      As Reported   Restated
                                                      -----------  -----------
Goodwill and other intangible assets, net of accumu-
 lated amortization..................................  $  561,501   $  464,867
Total assets.........................................   2,185,565    2,088,931
Minority interest....................................     205,411      186,440
Accumulated deficit..................................  (6,242,893)  (6,353,233)
Accumulated other comprehensive income (loss)........     (14,995)      17,682
Total stockholders' equity...........................     883,420      805,757

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


                                          Years ended July 31,
                          --------------------------------------------------------
                             2001         2000         1999       1998      1997
                          -----------  -----------  ----------  --------  --------
                           (Restated)   (in thousands, except per share data)
Consolidated Statement
 of Operations Data:
Net revenue.............  $ 1,237,702  $   890,421  $  186,389  $ 92,197  $ 67,306
Cost of revenue.........    1,131,778      735,164     179,553    83,021    42,116
Research and development
 expenses...............      158,960      153,930      22,253    19,108    17,767
In-process research and
 development expenses...        1,462       65,683       6,061    10,325     1,312
Selling, general and ad-
 ministrative expenses..      674,763      673,801      89,054    46,909    45,777
Amortization of intangi-
 ble assets and stock-
 based compensation.....    1,558,164    1,402,675      16,127     3,093     1,254
Impairment of long
 lived-assets...........    3,363,317       34,205         --        --        --
Restructuring...........      217,219       14,770         --        --        --
                          -----------  -----------  ----------  --------  --------
Operating loss..........   (5,867,961)  (2,189,807)   (126,659)  (70,259)  (40,920)
Interest income (ex-
 pense), net............        5,978      (15,096)        269      (870)    1,749
Gains on issuance of
 stock by subsidiaries
 and affiliates.........      121,794       80,387     130,729    46,285       --
Other gains (losses),
 net....................     (413,097)     525,265     758,312    96,562    27,140
Other income (expense),
 net....................      480,962      113,385     (13,406)  (12,899)     (769)
Income tax benefit (ex-
 pense).................      184,404      121,173    (325,402)  (31,555)   (2,034)
                          -----------  -----------  ----------  --------  --------
Income (loss) from con-
 tinuing operations.....   (5,487,920)  (1,364,693)    423,843    27,264   (14,834)
Discontinued operations,
 net of income taxes....          --           --       52,397     4,640    (7,193)
                          -----------  -----------  ----------  --------  --------
Net income (loss).......   (5,487,920)  (1,364,693)    476,240    31,904   (22,027)
Preferred stock accre-
 tion and amortization
 of discount............       (7,499)     (11,223)     (1,662)      --        --
                          -----------  -----------  ----------  --------  --------
Net income (loss) avail-
 able to common stock-
 holders................  $(5,495,419) $(1,375,916) $  474,578  $ 31,904  $(22,027)
                          ===========  ===========  ==========  ========  ========
Diluted earnings (loss)
 per share:
Earnings (loss) from
 continuing operations..  $    (16.67) $     (5.26) $     2.05  $   0.15  $  (0.10)
Discontinued opera-
 tions..................          --           --         0.25      0.03     (0.05)
                          -----------  -----------  ----------  --------  --------
Net earnings (loss).....  $    (16.67) $     (5.26) $     2.30  $   0.18  $  (0.15)
                          ===========  ===========  ==========  ========  ========
Shares used in computing
 diluted net earnings
 (loss) per share.......      329,623      261,555     206,832   180,120   150,864
                          ===========  ===========  ==========  ========  ========
Consolidated Balance
 Sheet Data:
Working capital.........  $   581,316  $ 1,110,105  $1,381,005  $ 12,784  $ 38,554
Total assets............    2,088,931    8,557,107   2,404,594   259,818   146,248
Long-term obligations...      240,911      278,968      34,867     5,801    16,754
Redeemable preferred
 stock..................      390,640      383,140     411,283       --        --
Stockholders' equity....      805,757    5,785,802   1,062,461   133,136    29,448

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

Restatement




  In the process of finalizing the Company's financial statements for the quarter ended October 31, 2001, the Company discovered that inadvertent errors had been made in the calculation of certain amounts included in the Company's audited financial statements for the year ended July 31, 2001 included in the Form 10-K. These errors related to the recording of impairment and amortization charges in consolidation of intangible assets associated primarily with AltaVista and Engage, subsidiaries of the Company. An inadvertent error was also made in the recording of certain amounts related to the other-than-temporary impairment of the Company's marketable security investment in Primedia, Inc. Accordingly, the Company has restated its financial statements to reflect the correction of these inadvertent errors and has taken remedial action over the consolidation process that the Company believes will prevent or detect future such errors. Conforming changes reflecting these corrections have been made in the Company's Selected Consolidated Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Consolidated Financial Statements and Notes thereto.


  The effects of this restatement on previously reported consolidated financial statements as of and for the year ended July 31, 2001 include the following changes (in thousands, except per share amounts):


Consolidated Statements of Operations:




                                                            Year Ended
                                                           July 31, 2001
                                                      ------------------------
                                                      As Reported   Restated
                                                      -----------  -----------
Amortization of intangible assets and stock-based
 compensation........................................ $ 1,490,714  $ 1,558,164
Impairment of long-lived assets......................   3,334,133    3,363,317
Operating loss.......................................  (5,771,327)  (5,867,961)
Other gains (losses), net............................    (357,547)    (413,097)
Minority interest, net...............................     507,652      526,623
Loss before income taxes.............................  (5,539,111)  (5,672,324)
Income tax expense (benefit).........................    (161,531)    (184,404)
Net loss.............................................  (5,377,580)  (5,487,920)
Net loss available to common stockholders............  (5,385,079)  (5,495,419)
Basic and diluted loss per share.....................      (16.34)      (16.67)

Consolidated Balance Sheets:



                                                            July 31, 2001
                                                        ----------------------
                                                            As
                                                         Reported    Restated
                                                        ----------  ----------
Goodwill and other intangible assets, net of accumu-
 lated amortization.................................... $  561,501  $  464,867
Total assets...........................................  2,185,565   2,088,931
Minority interest......................................    205,411     186,440
Accumulated deficit.................................... (6,242,893) (6,353,233)
Accumulated other comprehensive income (loss)..........    (14,995)     17,682
Total stockholders' equity.............................    883,420     805,757


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

  In addition, the Company maintains interests in several venture funds:
CMG@Ventures I, CMG@Ventures II, CMG@Ventures III, CMG@Ventures Expansion and CMGI@Ventures IV. CMGI's venture funds invest in emerging Internet service and technology companies, introducing innovative and promising technology companies into the CMGI network to complement and create competitive advantage throughout the extended family of companies. The Company anticipates and promotes synergies between these strategic positions and CMGI's core businesses, including speeding technological innovation and access to markets.

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

AMORTIZATION OF INTANGIBLE ASSETS AND STOCK-BASED COMPENSATION:


                                      % of 2001              % of 2000
                                       Segment                Segment
                             2001    Net Revenue    2000    Net Revenue 2001 vs. 2000 % Change
                          ---------- ----------- ---------- ----------- ------------- --------
                                                     (in thousands)
                          (Restated)
Interactive Marketing...  $  467,923     351%    $  321,110     171%      $ 146,813      46%
eBusiness and Fulfill-
 ment...................     149,688      22%        40,914      12%        108,774     266%
Search and Portals......     652,584     358%       820,358     346%       (167,774)    (20)%
Infrastructure and
 Enabling Technologies..     139,881     103%       154,397     196%        (14,516)     (9)%
Internet Professional
 Services...............     147,870     157%        65,680     155%         82,190     125%
Other...................         218     --             216     --                2       1%
                          ----------             ----------               ---------
Total...................  $1,558,164     126%    $1,402,675     158%      $ 155,489      11%
                          ==========     ===     ==========     ===       =========     ===


  Amortization of intangible assets and stock-based compensation consisted primarily of goodwill amortization expense related to acquisitions made during fiscal year 2000, and, to a lesser degree, acquisitions made in fiscal 2001. The intangible assets recorded as a result of these acquisitions are primarily being amortized over periods ranging from two to five years. Included within amortization of intangible assets and stock-based compensation expenses was approximately $69.3 million and $84.9 million of stock-based compensation for fiscal years 2001 and 2000, respectively. The increase in amortization in the Interactive Marketing segment primarily reflects a full year of amortization in fiscal year 2001 related to the fiscal year 2000 acquisitions of AdKnowledge, Flycast and Yesmail and the fiscal year 2001 acquisition of MediaBridge. This increase was partially offset by the effect of impairment charges recorded during fiscal year 2001 related to certain intangible assets of Engage and Yesmail, including $388.6 million recorded in the fourth quarter. The increase in the eBusiness and Fulfillment segment primarily reflects a full year of amortization in fiscal year 2001 related to the acquisition of uBid. The decrease in the Search and Portals segment primarily reflects impairment charges recorded during fiscal year 2001 related to certain intangible assets of AltaVista and MyWay, including $219.5 million recorded in the fourth quarter. The decrease in the Infrastructure and Enabling Technologies segment was primarily the result of the closing of operations at 1stUp, CMGion's subsidiary, AdForce, and ExchangePath during fiscal year 2001, partially offset by a full year of amortization in fiscal year 2001 related to certain fiscal year 2000 acquisitions. The increase in the Internet Professional Services segment reflects a full year of amortization in fiscal year 2001 related to the acquisition of Tallan. The Company anticipates its amortization of intangible assets and stock-based compensation costs to decrease in absolute dollars and as a percentage of net revenue in fiscal year 2002 primarily due to the full year impact of the impairment charges taken at several subsidiaries during fiscal 2001.


IMPAIRMENT OF LONG-LIVED ASSETS:


                                      % of 2001           % of 2000
                                       Segment             Segment
                             2001    Net Revenue  2000   Net Revenue 2001 vs. 2000 % Change
                          ---------- ----------- ------- ----------- ------------- --------
                                                   (in thousands)
                          (Restated)
Interactive Marketing...  $1,280,611     960%    $    --      --      $1,280,611       N/A
eBusiness and Fulfill-
 ment...................       7,138       1%      5,014       1%          2,124        42%
Search and Portals......   1,094,657     601%     11,814       5%      1,082,843     9,166%
Infrastructure and
 Enabling Technologies..     394,626     290%     13,332      17%        381,294     2,860%
Internet Professional
 Services...............     586,285     621%      4,045      10%        582,240    14,394%
                          ----------             -------              ----------
Total...................  $3,363,317     272%    $34,205       4%     $3,329,112     9,733%
                          ==========     ===     =======     ===      ==========    ======


  The Company records impairment charges as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. Management determines fair value of goodwill and certain other intangible assets based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company. The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes third-party valuation reports in its determination of fair value. As a result, during management's ongoing review of the value and periods of amortization and depreciation of long-lived assets, it was determined that the carrying value of certain long-lived assets was not fully recoverable. The increase in impairment charges recorded in the Interactive Marketing segment included the write-down of goodwill and other intangible assets at Engage related to its media and software businesses of approximately $925.3 million, of which approximately $384.4 million was recorded in the fourth quarter, and the write-down of goodwill and other intangible assets at Yesmail of approximately $355.4 million, of which approximately $4.2 million was recorded in the fourth quarter. The increase in impairment charges recorded in the Search and Portals segment primarily include the write-down of goodwill and other intangible assets at AltaVista of approximately $990.0 million, of which approximately $127.3 million was recorded in the fourth quarter, and the write-down of goodwill and other intangible assets at MyWay of approximately $101.1 million, of which approximately $92.2 million was recorded in the fourth quarter. The increase in impairment charges recorded in the Infrastructure and Enabling Technologies segment included the write-down of goodwill and other intangible assets of approximately $335.8 million as a result of the closing of operations at CMGion's subsidiary, AdForce, the write-down of goodwill and other intangible assets at Activate of approximately $30.4 million and the write-down of goodwill and other intangible assets of approximately $22.7 million as a result of the closing of operations at 1stUp. The increase in impairment charges recorded in the Internet Professional Services segment related to the write-down of goodwill and other intangible assets at Tallan of approximately $586.3 million, of which $75.5 million was recorded in the fourth quarter. The other intangible assets that were determined to be impaired within each segment primarily related to a significant reduction in the acquired customer base and turnover of workforce, which was in place at the time of the acquisitions. The impairment factors evaluated by management may change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.


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

  Other gains (losses), net decreased $938.4 million, or 179%, to ($413.1) million for fiscal year 2001 from $525.3 million for fiscal year 2000. Other gains (losses), net for fiscal year 2001 primarily consisted of a pre-tax loss of approximately $358.9 million on the sale of Pacific Century CyberWorks Limited (PCCW) stock, a pre-tax loss of approximately $310.9 million related to the write-down of the carrying value of certain available-for-sale securities held by the Company, a pre-tax loss of approximately $187.5 million on the write-down of the carrying value of the Company's restricted PCCW stock, a pre-tax loss of approximately $145.7 related to the write-down of the carrying value of certain @Ventures investments held by the Company, a pre-tax loss of approximately $95.9 million on the sale of AltaVista's subsidiary, Raging Bull, Inc. (Raging Bull), and a pre-tax loss of approximately $18.5 million on the sale of the Company's majority interest in Signatures, partially offset by a pre-tax gain of approximately $357.4 million on the sale of Lycos, Inc. (Lycos) stock, a pre-tax gain of approximately $135.3 million on the sale of Kana Communications, Inc. (Kana) stock, a pre-tax gain of approximately $88.4 million on the sale of Yahoo!, Inc. (Yahoo!) stock, a pre-tax gain of approximately $64.2 million on the sale of Terra Networks, S.A. (Terra Networks) stock, a pre-tax gain of approximately $70.9 million on the sale of Critical Path, Inc. (Critical Path) stock and a pre-tax gain of approximately $19.8 million on the sale of a real estate holding by AltaVista. Other gains (losses), net for fiscal year 2000 primarily consisted of a pre-tax gain of approximately $499.5 million on the sale of Yahoo! stock and a pre-tax gain of approximately $53.6 million on the acquisition of Half.com, Inc. (Half.com) by eBay, Inc. (eBay), partially offset by a pre-tax loss of approximately $35.0 million on the write-down of the carrying value of an available-for-sale security.


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

  Minority interest, net increased to $526.6 million for fiscal year 2001 from $165.3 million for fiscal year 2000, primarily reflecting minority interest in net losses of seven subsidiaries during fiscal year 2001, including AltaVista, Engage, MyWay, NaviSite, CMGion, NaviPath and Tallan. The increase is primarily related to an increase in the net losses reported by Engage and AltaVista due to substantial amortization, impairment and restructuring charges recorded during fiscal year 2001.


  Income tax benefit recorded for fiscal year 2001 was approximately $184.4 million and the Company's effective tax rates for fiscal 2001 and 2000 were 3% and 8%, respecitvely. The Company's effective tax rate differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax loss primarily as a result of non-deductible goodwill amortization and impairment charges, state taxes and valuation allowances recognized on deferred tax assets. During the year ended July 31, 2001, the Company recorded a valuation allowance against its gross deferred tax assets not expected to be utilized as it is more likely than not that these assets will not be realized in future years. Prior to fiscal 2001, the Company had recorded valuation allowances against net deferred tax assets only with respect to majority owned subsidiaries not included in the Company's federal consolidated tax return group. The increase in the valuation allowance resulted in additional tax expense of approximately $89.0 million for the year ended July 31, 2001.


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

AMORTIZATION OF INTANGIBLE ASSETS AND STOCK-BASED COMPENSATION:


                                   % of 2000          % of 1999
                                    Segment            Segment
                           2000   Net Revenue  1999  Net Revenue 2000 vs. 1999 % Change
                         -------- ----------- ------ ----------- ------------- --------
                                                 (in thousands)
Interactive Marketing... $321,110     171%    $9,872      37%      $311,238      3,152%
eBusiness and Fulfill-
 ment...................   40,914      12%     2,705       2%        38,209      1,413%
Search and Portals......  820,358     346%     2,230      27%       818,128     36,687%
Infrastructure and En-
 abling
 Technologies...........  154,397     196%       --      --         154,397        N/A

                                     % of 2000           % of 1999
                                      Segment             Segment
                            2000    Net Revenue  1999   Net Revenue 2000 vs. 1999 % Change
                         ---------- ----------- ------- ----------- ------------- --------
                                                  (in thousands)
Internet Professional
 Services...............     65,680     155%      1,320    1,048%        64,360    4,876%
Other...................        216     --          --       --             216      N/A
                         ----------             -------              ----------
Total................... $1,402,675     158%    $16,127        9%    $1,386,548    8,598%
                         ==========     ===     =======    =====     ==========    =====


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

  Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates increased $36.2 million to $51.9 million for fiscal year 2000, from $15.7 million for fiscal 1999, primarily reflecting an increased level of investment activity by the Company during fiscal 2000.


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

  During the fiscal year ended July 31, 2001, CMGI had an operating loss of approximately $5.87 billion, and a net loss available to common stockholders of approximately $5.50 billion. CMGI anticipates continuing to incur significant operating expenses in the future, including significant costs of revenue and selling, general and administrative and amortization expenses. As a result, CMGI expects to continue to incur operating losses and may not have enough money to grow its business in the future. CMGI can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.


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

ITEM 8.--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
Independent Auditors' Report..............................................  28
Consolidated Balance Sheets at July 31, 2001 and 2000.....................  29
Consolidated Statements of Operations for the years ended July 31, 2001,
 2000 and 1999............................................................  30
Consolidated Statements of Stockholders' Equity for the years ended July
 31, 2001, 2000 and 1999..................................................  31
Consolidated Statements of Cash Flows for the years ended July 31, 2001,
 2000 and 1999............................................................  33
Notes to Consolidated Financial Statements................................  34

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

                                       /s/ KPMG LLP

Boston, Massachusetts
September 25, 2001, except as to Note 22,

which is as of October 29, 2001, and except


for the restatement referred to in Note 1 a,


as to which the date is December 11, 2001

                          CMGI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                               July 31,
                                                        -----------------------
                                                           2001         2000
                                                        -----------  ----------
                                                        (Restated)
ASSETS
Current assets:
  Cash and cash equivalents...........................  $   710,704  $  639,666
  Available-for-sale securities.......................      110,134   1,595,011
  Accounts receivable, trade, net of allowance for
   doubtful accounts of $36,175 and $34,618 at July
   31, 2001 and 2000, respectively....................      111,593     232,104
  Prepaid expenses and other current assets...........       93,273     105,094
                                                        -----------  ----------
Total current assets..................................    1,025,704   2,571,875
                                                        -----------  ----------
Property and equipment, net...........................      209,554     259,270
Investments in affiliates.............................      239,127     583,648
Goodwill and other intangible assets, net of
 accumulated amortization of $2,886,811 and $1,516,045
 at July 31, 2001 and 2000, respectively..............      464,867   4,955,076
Other assets..........................................      149,679     187,238
                                                        -----------  ----------
                                                        $ 2,088,931  $8,557,107
                                                        ===========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.......................................  $    33,594  $  523,022
  Current installments of long-term debt..............        6,213       6,649
  Accounts payable....................................       69,841     128,627
  Accrued restructuring...............................       95,552      13,683
  Accrued income taxes................................       35,912      36,318
  Accrued other.......................................      148,559     232,606
  Deferred income taxes...............................       18,860     392,340
  Other current liabilities...........................       35,857     128,525
                                                        -----------  ----------
Total current liabilities.............................      444,388   1,461,770
                                                        -----------  ----------
Long-term debt, less current installments.............      221,814     228,023
Deferred income taxes.................................       20,795      61,365
Other long-term liabilities...........................       19,097      50,945
Minority interest.....................................      186,440     586,062
Commitments and contingencies
Preferred stock, $0.01 par value. Issued 375,000
 shares of Series C redeemable, convertible preferred
 stock at July 31, 2001 and 2000, dividend at 2% per
 annum; carried at liquidation value..................      390,640     383,140
Stockholders' equity:
  Common stock, $0.01 par value per share. Authorized
   1,400,000,000 shares at July 31, 2001 and 2000;
   issued and outstanding 346,725,404 and 296,487,502
   shares at July 31, 2001 and 2000, respectively.....        3,467       2,965
  Additional paid-in capital..........................    7,138,132   6,190,182
  Deferred compensation...............................         (291)    (45,202)
  Accumulated deficit.................................   (6,353,233)   (857,814)
                                                        -----------  ----------
                                                            788,075   5,290,131
Accumulated other comprehensive income................       17,682     495,671
                                                        -----------  ----------
Total stockholders' equity............................      805,757   5,785,802
                                                        -----------  ----------
                                                        $ 2,088,931  $8,557,107
                                                        ===========  ==========


          see accompanying notes to consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)


                                                  Years ended July 31,
                                            -----------------------------------
                                               2001         2000        1999
                                            -----------  -----------  ---------
                                            (Restated)
Net revenue...............................  $ 1,237,702  $   890,421  $ 186,389
Operating expenses:
 Cost of revenue..........................    1,131,778      735,164    179,553
 Research and development.................      158,960      153,930     22,253
 In-process research and development......        1,462       65,683      6,061
 Selling..................................      393,658      455,537     45,505
 General and administrative...............      281,105      218,264     43,549
 Amortization of intangible assets and
  stock-based compensation................    1,558,164    1,402,675     16,127
 Impairment of long-lived assets..........    3,363,317       34,205        --
 Restructuring............................      217,219       14,770        --
                                            -----------  -----------  ---------
   Total operating expenses...............    7,105,663    3,080,228    313,048
                                            -----------  -----------  ---------
   Operating loss.........................   (5,867,961)  (2,189,807)  (126,659)
                                            -----------  -----------  ---------
Other income (expense):
 Interest income..........................       54,033       41,521      4,640
 Interest expense.........................      (48,055)     (56,617)    (4,371)
 Gains on issuance of stock by subsidiar-
  ies and affiliates......................      121,794       80,387    130,729
 Other gains (losses), net................     (413,097)     525,265    758,312
 Equity in losses of affiliates...........      (45,661)     (51,886)   (15,737)
 Minority interest, net...................      526,623      165,271      2,331
                                            -----------  -----------  ---------
                                                195,637      703,941    875,904
                                            -----------  -----------  ---------
Income (loss) from continuing operations
 before income taxes......................   (5,672,324)  (1,485,866)   749,245
Income tax expense (benefit)..............     (184,404)    (121,173)   325,402
                                            -----------  -----------  ---------
Income (loss) from continuing operations..   (5,487,920)  (1,364,693)   423,843
Discontinued operations, net of income
 taxes:
 Gain on sale of CMG Direct Corporation...          --           --      53,203
 Loss from discontinued operations........          --           --        (806)
                                            -----------  -----------  ---------
Net income (loss).........................   (5,487,920)  (1,364,693)   476,240
Preferred stock accretion and amortization
 of discount..............................       (7,499)     (11,223)    (1,662)
                                            -----------  -----------  ---------
Net income (loss) available to common
 stockholders.............................  $(5,495,419) $(1,375,916) $ 474,578
                                            ===========  ===========  =========
Basic earnings (loss) per share:
 Earnings (loss) from continuing opera-
  tions available to common stockhold-
  ers.....................................  $    (16.67) $     (5.26) $    2.26
 Gain on sale of CMG Direct Corporation...          --           --        0.29
 Loss from discontinued operations........          --           --       (0.01)
                                            -----------  -----------  ---------
 Net earnings (loss) available to common
  stockholders............................  $    (16.67) $     (5.26) $    2.54
                                            ===========  ===========  =========
Diluted earnings (loss) per share:
 Earnings (loss) from continuing opera-
  tions available to common stockhold-
  ers.....................................  $    (16.67) $     (5.26) $    2.05
 Gain on sale of CMG Direct Corporation...          --           --        0.26
 Loss from discontinued operations........          --           --       (0.01)
                                            -----------  -----------  ---------
 Net earnings (loss) available to common
  stockholders............................  $    (16.67) $     (5.26) $    2.30
                                            ===========  ===========  =========
Shares used in computing earnings (loss)
 per share:
 Basic....................................      329,623      261,555    186,532
                                            ===========  ===========  =========
 Diluted..................................      329,623      261,555    206,832
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

                          CMGI, INC. AND SUBSIDIARIES

                      (in thousands, except share amounts)


                                             Accumulated                 Retained
                                Additional      other                    earnings        Total
                         Common  paid-in    comprehensive   Deferred   (accumulated  stockholders'
                         stock   capital    income (loss) compensation   deficit)       equity
                         ------ ----------  ------------- ------------ ------------  -------------
Balance carried forward
 from previous page at
 July 31, 2000
 (296,487,502 shares)..  $2,965 $6,190,182    $ 495,671     $(45,202)  $  (857,814)   $ 5,785,802
 Comprehensive loss,
  net of taxes:
   Net loss
    (Restated).........      --         --           --           --    (5,487,920)    (5,487,920)
   Other comprehensive
    income:
     Net unrealized
      holding loss
      arising during
      period...........      --         --     (794,446)          --            --       (794,446)
     Less:
      Reclassification
      adjustment for
      loss realized in
      net loss
      (Restated).......      --         --      316,457           --            --        316,457
                                                                                      -----------
      Total
       comprehensive
       loss
       (Restated)......      --         --           --           --            --     (5,965,909)
                                                                                      -----------
 Preferred stock
  accretion............      --         --           --           --        (7,499)        (7,499)
 Issuance of common
  stock pursuant to
  employee stock
  purchase plans and
  stock options
  (4,059,413 shares)...      40     11,986           --           --            --         12,026
 Issuance of common
  stock for investments
  and payments on notes
  payable and long-term
  debt (46,178,489
  shares)..............     462    963,473           --           --            --        963,935
 Amortization of
  deferred
  compensation.........      --         --           --       44,911            --         44,911
 Tax benefit of stock
  option exercises and
  reduction of
  previously recorded
  benefits, net........      --    (29,587)          --           --            --        (29,587)
 Effect of
  subsidiaries' equity
  transactions, net....      --      2,078           --           --            --          2,078
                         ------ ----------    ---------     --------   -----------    -----------
Balance at July 31,
 2001 (346,725,404
 shares) (Restated)....  $3,467 $7,138,132    $  17,682     $   (291)  $(6,353,233)   $   805,757
                         ====== ==========    =========     ========   ===========    ===========




          see accompanying notes to consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                  Years ended July 31,
                                            -----------------------------------
                                               2001         2000        1999
                                            -----------  -----------  ---------
                                            (Restated)
Cash flows from operating activities:
 Income (loss) from continuing
  operations..............................  $(5,487,920) $(1,364,693) $ 423,843
 Adjustments to reconcile income (loss)
  from continuing operations to net cash
  used for continuing operations:
   Depreciation, amortization and
    impairment charges....................    5,109,409    1,501,583     22,669
   Deferred income taxes..................     (234,145)    (280,450)   312,445
   Non-operating gains (losses), net......      291,303     (605,652)  (889,041)
   Equity in losses of affiliates.........       45,661       51,886     15,737
   Minority interest......................     (526,623)    (165,271)    (2,331)
   In-process research and development....        1,462       65,683      6,061
   Changes in operating assets and
    liabilities, excluding effects from
    acquired and divested subsidiaries:
     Trade accounts receivable............      117,535      (91,383)   (17,208)
     Prepaid expenses and other current
      assets..............................       (5,390)     (42,191)    (2,764)
     Accounts payable and accrued
      expenses............................       26,919       19,984     34,749
     Refundable and accrued income taxes,
      net.................................      (28,611)     (46,712)   (41,003)
     Tax benefit from exercise of stock
      options.............................          --       189,944     43,202
     Other assets and liabilities.........      (22,138)       3,538      3,557
                                            -----------  -----------  ---------
Net cash used for operating activities of
 continuing operations....................     (712,538)    (763,734)   (90,084)
Net cash used for operating activities of
 discontinued operations..................          --           --        (280)
                                            -----------  -----------  ---------
Net cash used for operating activities....     (712,538)    (763,734)   (90,364)
                                            -----------  -----------  ---------
Cash flows from investing activities:
 Additions to property and equipment--
  continuing operations...................     (122,380)    (177,637)   (16,211)
 Additions to property and equipment--
  discontinued operations.................          --           --         (63)
 Proceeds from sale of property and
  equipment...............................       35,779          --         --
 Proceeds from liquidation of stock
  investments.............................      979,933    1,143,574     84,668
 Proceeds from sale of CMG Direct
  Corporation--discontinued operations....          --           --      12,835
 Cash impact of acquisitions and
  divestitures of subsidiaries............      (14,432)    (185,127)   (54,016)
 Investments in affiliates................      (75,540)    (299,330)   (48,211)
 Net proceeds from maturities of
  (purchases of) available-for-sale
  securities..............................        9,995       11,182    (31,123)
 Other, net...............................         (240)        (301)     1,510
                                            -----------  -----------  ---------
Net cash provided by (used for) investing
 activities...............................      813,115      492,361    (50,611)
                                            -----------  -----------  ---------
Cash flows from financing activities:
 Net proceeds from (repayments of)
  obligations under capital leases........      (42,106)      47,299       (648)
 Net proceeds from (repayments of) notes
  payable.................................       (2,082)     160,672     (6,654)
 Repayments of long-term debt.............       (6,645)      (4,935)    (5,609)
 Net proceeds from issuance of Series B
  and Series C redeemable, convertible
  preferred stock.........................          --           --     424,805
 Net proceeds from issuance of common
  stock...................................       19,913       47,237      7,613
 Net proceeds from issuance of stock by
  subsidiaries............................        6,713      209,207    129,461
 Other....................................       (5,332)     (17,353)      (618)
                                            -----------  -----------  ---------
Net cash provided by (used for) financing
 activities...............................      (29,539)     442,127    548,350
                                            -----------  -----------  ---------
Net increase in cash and cash
 equivalents..............................       71,038      170,754    407,375
Cash and cash equivalents at beginning of
 year.....................................      639,666      468,912     61,537
                                            -----------  -----------  ---------
Cash and cash equivalents at end of year..  $   710,704  $   639,666  $ 468,912
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





(1 a) Restatement




  In the process of finalizing the Company's financial statements for the quarter ended October 31, 2001, the Company discovered that inadvertent errors had been made in the calculation of certain amounts included in the Company's audited financial statements for the year ended July 31, 2001 included in the Form 10-K. These errors related to the recording of impairment and amortization charges in consolidation of intangible assets associated primarily with AltaVista and Engage, subsidiaries of the Company. An inadvertent error was also made in the recording of certain amounts related to the other-than-temporary impairment of the Company's marketable security investment in Primedia, Inc. Accordingly, the Company has restated its financial statements to reflect the correction of these inadvertent errors and has taken remedial action over the consolidation process that the Company believes will prevent or detect future such errors. Conforming changes reflecting these corrections have been made in the Company's Selected Consolidated Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Consolidated Financial Statements and Notes thereto. See Notes 3, 6, 8, 9, 13, 18, 20 and 21.


  The effects of this restatement on previously reported consolidated financial statements as of and for the year ended July 31, 2001 include the following changes (in thousands, except per share amounts):


Consolidated Statements of Operations:


                                                        Year Ended July 31,
                                                               2001
                                                      ------------------------
                                                      As Reported   Restated
                                                      -----------  -----------
Amortization of intangible assets and stock-based
 compensation........................................ $ 1,490,714  $ 1,558,164
Impairment of long-lived assets......................   3,334,133    3,363,317
Operating loss.......................................  (5,771,327)  (5,867,961)
Other gains (losses), net............................    (357,547)    (413,097)
Minority interest, net...............................     507,652      526,623
Loss before income taxes.............................  (5,539,111)  (5,672,324)
Income tax expense (benefit).........................    (161,531)    (184,404)
Net loss.............................................  (5,377,580)  (5,487,920)
Net loss available to common stockholders............  (5,385,079)  (5,495,419)
Basic and diluted loss per share.....................      (16.34)      (16.67)

Consolidated Balance Sheets:
                                                           July 31, 2001
                                                      ------------------------
                                                      As Reported   Restated
                                                      -----------  -----------
Goodwill and other intangible assets, net of accumu-
 lated amortization.................................. $   561,501  $   464,867
Total assets.........................................   2,185,565    2,088,931
Minority interest....................................     205,411      186,440
Accumulated deficit..................................  (6,242,893)  (6,353,233)
Accumulated other comprehensive income (loss)........     (14,995)      17,682
Total stockholders' equity...........................     883,420      805,757

                       CMGI, INC. AND SUBSIDIARIES

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

  Revenue from software maintenance is deferred and recognized ratably over the term of each maintenance agreement, typically twelve months. Revenue from professional services is recognized as the services are performed, collection is probable and such revenues are contractually nonrefundable. Revenue from multiple element arrangements involving products, services and support elements is recognized in accordance with SOP 98-9, "Software Revenue Recognition with Respect to Certain Arrangements," when vendor-specific objective evidence of fair value does not exist for the delivered element. As required by SOP 98-9, under the residual method, the fair value of the undelivered elements are deferred and subsequently recognized. The Company establishes sufficient vendor-specific objective evidence of fair value for services and support elements based on the price charged when these elements are sold separately. Accordingly, software license revenue for products developed is recognized under the residual method in arrangements in which the software is sold with one or both of the other elements. Revenue from license agreements that require significant customizations and modifications to the software product is deferred and recognized using the percentage of completion method using labor hours as the primary measure towards completion. For license arrangements involving customizations for which the amount of customization effort cannot be reasonably estimated or when license arrangements provide for customer acceptance, we recognize revenue under the completed contract method of accounting.

  Revenue from sales of merchandise is recognized upon shipment of the merchandise and verification of the customer's credit card authorization or receipt of cash. All shipping and handling fees billed to customers are recognized as revenue and related costs as costs of revenue when incurred, as long as the Company takes title to the products or assumes the risks and rewards of ownership.

                          CMGI, INC. AND SUBSIDIARIES

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

  The Company adopted SAB No. 101 and Emerging Issues Task Force (EITF) No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" during the fourth quarter of fiscal year 2001 and accordingly recognized an adjustment for approximately $27.6 million. The adjustment reduced both net revenue and cost of revenue by $8.1 million, $7.7 million and $11.8 million, respectively for each of the first three quarters of fiscal year 2001. An adjustment of $7.6 million was also recorded to net revenue in the fourth quarter of fiscal year 2000. The adoption of SAB No. 101 also reflects a change in the recognition of certain revenues within the eBusiness and Fulfillment segment from a gross basis to a net basis. These adjustments had no impact on operating loss.

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

                          CMGI, INC. AND SUBSIDIARIES

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

  During fiscal year 2001, significant non-cash investing activities included the issuance of approximately 2.3 million shares of the Company's common stock to Compaq as consideration for $23.0 million in annual interest payments due on the notes payable issued in conjunction with the acquisition of AltaVista. Also during the year ended July 31, 2001, the Company issued approximately
30.2 million shares of its common stock as payment of principal and interest totaling approximately $391.6 million related to notes payable that had been issued in the Company's acquisition of Tallan. In August 2000, the Company and Cable & Wireless plc, completed a previously agreed to exchange of stock. CMGI received approximately 241.0 million shares of PCCW stock from Cable & Wireless in exchange for approximately 13.4 million shares of the Company's common stock.

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

  During fiscal year 1999, significant non-cash investing activities included the sale of the Company's investments in GeoCities, Reel.com and Sage Enterprises, Inc. in exchange for common stock of Yahoo!, Hollywood Entertainment Corporation (Hollywood Entertainment) and Amazon.com, Inc. (Amazon), respectively (see note 13). In addition, the Company completed the sale of its wholly-owned subsidiary, CMG Direct Corporation (CMG Direct) to MSGI in exchange for cash and shares of MSGI common stock (see note 4).

  Fair Value of Financial Instruments

  The carrying value for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt

                          CMGI, INC. AND SUBSIDIARIES
approximates its fair value, as estimated by using discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

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

  Accounting for Income Taxes

  Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the

                          CMGI, INC. AND SUBSIDIARIES
financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

  Summarized financial information of the Company's continuing operations by business segment is as follows:


                                                  Years Ended July 31,
                                            -----------------------------------
                                               2001         2000        1999
                                            -----------  -----------  ---------
                                                     (in thousands)
   Net revenue:
     Interactive Marketing................  $   133,449  $   187,348  $  26,830
     eBusiness and Fulfillment............      691,414      345,177    145,094
     Search and Portals...................      182,280      236,778      8,238
     Infrastructure and Enabling Technolo-
      gies................................      136,095       78,620      6,101
     Internet Professional Services.......       94,464       42,498        126
                                            -----------  -----------  ---------
                                            $ 1,237,702  $   890,421  $ 186,389
                                            ===========  ===========  =========
   Operating income (loss):
     Interactive Marketing................  $(1,939,589) $  (489,490) $ (42,478)
     eBusiness and Fulfillment............     (179,375)     (53,769)     5,622
     Search and Portals...................   (1,968,494)  (1,123,963)   (36,684)
     Infrastructure and Enabling Technolo-
      gies................................     (942,126)    (383,913)   (37,743)
     Internet Professional Services.......     (735,607)     (83,520)    (3,230)
     Other................................     (102,770)     (55,152)   (12,146)
                                            -----------  -----------  ---------
                                            $(5,867,961) $(2,189,807) $(126,659)
                                            ===========  ===========  =========
   Recurring operating income (loss):
     Interactive Marketing................  $  (142,767) $  (110,947) $ (26,936)
     eBusiness and Fulfillment............      (16,461)      (4,076)    10,664
     Search and Portals...................     (117,668)    (244,256)   (33,201)
     Infrastructure and Enabling Technolo-
      gies................................     (279,121)    (184,084)   (35,780)
     Internet Professional Services.......        2,842      (11,854)      (855)
     Other................................      (85,858)     (52,554)   (11,821)
                                            -----------  -----------  ---------
                                            $  (639,033) $  (607,771) $ (97,929)
                                            ===========  ===========  =========

                          CMGI, INC. AND SUBSIDIARIES

                                                                July 31,
                                                          ---------------------
                                                             2001       2000
                                                          ---------- ----------
                                                             (in thousands)
   Total assets:
     Interactive Marketing............................... $  168,801 $1,614,863
     eBusiness and Fulfillment...........................    357,569    508,380
     Search and Portals..................................    171,604  2,115,894
     Infrastructure and Enabling Technologies............    194,073    823,706
     Internet Professional Services......................    124,555    848,332
     Other...............................................  1,072,329  2,645,932
                                                          ---------- ----------
                                                          $2,088,931 $8,557,107
                                                          ========== ==========


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

(6)Available-for-Sale Securities

  At July 31, 2001 and 2000, available-for-sale securities primarily consist of stock investments, carried at fair value and based on quoted market prices, net of a market value discount to reflect any remaining restrictions on transferability. Available-for-sale securities at July 31, 2001 primarily consisted of approximately 7.1 million shares of Primedia stock valued at $43.5 million, 590,000 shares of Yahoo! stock valued at $10.4 million,
4.6 million shares of Vicinity stock valued at $8.0 million, 4.7 million shares of Divine stock valued at $6.0 million, 2.1 million shares of MSGI stock valued at $1.9 million and 3.2 million shares of Ventro Corporation stock valued at $1.6 million. Available-for-sale securities at July 31, 2000 primarily consisted of approximately 12.9 million shares of Lycos stock valued at $781.6 million, 1.2 million shares of Yahoo! stock valued at $155.8 million, 8.0 million shares of Primedia stock valued at $150.0 million, 3.7 million shares of Kana stock valued at $135.7 million, 1.3 million shares of Critical Path stock valued at $73.3 million and 1.5 million shares of eBay stock valued at $69.6 million. The net unrealized holding gain of approximately $17.7 million and $495.7 million, net of deferred income taxes, has been presented as "Accumulated other comprehensive income" within the Consolidated Statements of Stockholders' Equity at July 31, 2001 and 2000, respectively. Also included in available-for-sale securities at July 31, 2000, were approximately 1.2 million shares of Lycos stock, which the Company had a potential obligation to sell to Lycos, at prices ranging from $0.0025 to $2.40 per share, pursuant to employee stock option exercises. A corresponding liability, carried at market value, of approximately $71.0 million has been included in other current liabilities as of July 31, 2000.

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
                                                   ---------- ---------- -------
                                                          (in thousands)
   Amortization of intangible assets.............. $1,488,822 $1,317,795 $14,672
   Amortization of stock-based compensation.......     69,342     84,880   1,455
                                                   ---------- ---------- -------
   Total.......................................... $1,558,164 $1,402,675 $16,127
                                                   ========== ========== =======


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

  During the second quarter of fiscal 2001, the Company recorded impairment charges totaling approximately $2.00 billion. Each of the companies for which impairment charges were recorded in the second quarter had experienced declines in operating and financial metrics over the previous several quarters in comparison to the metrics forecasted at the time of their respective acquisitions. The impairment analysis considered that these companies were recently acquired during the time period from August 1999 to March 2000 and that the intangible assets recorded upon acquisition of these companies were generally being amortized over a three-year useful life. Sufficient monitoring was performed over the course of the prior several quarters and this monitoring process culminated with impairment charges for these companies in the second quarter. The amount of the impairment charge was determined by comparing the carrying value of goodwill and certain other intangible assets to fair value at January 31, 2001. The discount rates used as of January 31, 2001 ranged from 20% to 25%. These discount rates were determined by an analysis of the risks associated with certain goodwill and other intangible assets. The resulting net cash flows to which the discount rates were applied were based on management's estimates of revenues, operating expenses and income taxes from the assets with identified impairment indicators.

                          CMGI, INC. AND SUBSIDIARIES

  As a result of sequential declines in operating results, primarily due to the continued weak overall demand for on-line advertising and marketing services and changes in business strategies, management determined that the carrying value of goodwill and certain other intangible assets of Engage, Yesmail, CMGion's subsidiary, AdForce, and AltaVista should be adjusted. Accordingly, the Company recorded an impairment charge of approximately $524.1 million, $350.6 million, $241.8 million and $862.6 million, respectively, totaling $1.98 billion during the second quarter of fiscal 2001 to adjust the carrying value of these intangible assets.


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

  During the fourth quarter of fiscal year 2001, the Company recorded impairment charges totaling approximately $685.3 million. Due to continued decline in operating and financial metrics, management determined that the carrying value of goodwill and other intangible assets exceeded their estimated fair value. Accordingly, the Company recorded impairment charges of approximately $384.4 million, $127.3 million, $92.2 million, $75.5 million, $4.2 million and $3.6 million related to Engage, AltaVista, MyWay, Tallan, Yesmail and uBid, respectively, to adjust the carrying value of the goodwill and intangible balances.


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

(10)Restructuring Charges

  During the fiscal year ended July 31, 2001, the Company recorded restructuring charges of approximately $217.2 million in accordance with EITF No. 94-3, EITF No. 95-3 and SAB No. 100. The Company's restructuring initiatives involved strategic decisions to exit certain businesses or to re-evaluate the current state of on-going businesses. The restructuring charges recorded during the first, second, third and fourth quarters of fiscal 2001 (Q1 Restructuring, Q2 Restructuring, Q3 Restructuring and Q4 Restructuring, respectively) primarily relate to contract terminations, severance charges and equipment charges resulting from the closing of operations at iCAST, 1stUp, ExchangePath and AdForce and the Company's decision to cease funding the operations at NaviPath and to streamline its remaining operations in connection with cost reduction initiatives. Severance

                          CMGI, INC. AND SUBSIDIARIES
charges include employee termination costs as a result of a reduction in workforce of approximately 1,700 positions and salary expense for certain employees involved in the restructuring efforts. Engage and AltaVista, who eliminated approximately 550 and 410 positions, respectively, incurred the majority of these severance charges. Employees affected by the restructuring were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The majority of the contract terminations were incurred by Engage in connection with the closing of several office locations, by CMGion's subsidiary, AdForce, and by NaviPath in connection with the termination of bandwidth agreements, by MyWay due to the termination of a contract with a significant customer and by AltaVista in connection with the termination of a contract with a significant customer, the termination of an office lease commitment and the termination of other contracts due to a change in its business strategy. The asset impairment charges primarily relate to the write-off of property and equipment by Engage, 1stUp, ExchangePath and NaviPath.

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

(13)Other Gains (Losses), Net

  The following schedule reflects the components of "Other gains (losses), net":


                                                      Years ended July 31,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  ---------  ---------  --------
                                                         (in thousands)
   Gain on sale of marketable securities, net.... $ 336,978  $ 505,965  $ 45,475
   Loss on impairment of marketable securities...  (498,313)   (35,000)      --
   Loss on impairment of @Ventures investments...  (145,733)    (3,332)      --
   Loss on sale of Raging Bull, Inc..............   (95,896)       --        --
   Loss on sale of Signatures SNI, Inc...........   (18,499)       --        --
   Gain on sale of real estate holding...........    19,801        --        --
   Gain on sale of @Ventures investments.........       --      53,641   703,386
   Other.........................................   (11,435)     3,991     9,451
                                                  ---------  ---------  --------
                                                  $(413,097) $ 525,265  $758,312
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

  During the fiscal year ended July 31, 2001, the Company recorded impairment charges related to its available-for-sale securities and other marketable securities. These charges primarily consisted of approximately $187.5 million, $145.7 million, $49.3 million, $40.5 million, $29.6 million and $25.4 million of impairment charges related to the Company's holdings of shares of PCCW, Primedia, Hollywood Entertainment, MSGI, Netcentives and Divine, respectively.

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


                                                   Years Ended July 31,
                                             ----------------------------------
                                                2001         2000        1999
                                             -----------  -----------  --------
                                             (in thousands, except per share
                                                          data)
   Pro forma net income (loss).............. $(5,896,632) $(2,108,145) $454,631
                                             ===========  ===========  ========
   Pro forma net earnings (loss) per share:
     Basic.................................. $    (17.89) $     (8.06) $   2.44
                                             ===========  ===========  ========
     Diluted................................ $    (17.89) $     (8.06) $   2.20
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

                          CMGI, INC. AND SUBSIDIARIES

(20) Income Taxes

  The total income tax provision (benefit) was allocated as follows:


                                                    Years Ended July 31,
                                                -------------------------------
                                                  2001       2000       1999
                                                ---------  ---------  ---------
                                                       (in thousands)
   Income (loss) from continuing operations...  $(184,404) $(121,173) $ 325,402
   Discontinued operations....................        --         --      37,240
   Unrealized holding gain (loss) included in
    comprehensive income (loss), but excluded
    from net income...........................   (352,077)   167,020    215,835
   Subsidiaries' equity transactions charged
    directly to stockholders' equity..........    (20,498)   (43,230)     4,538
   Compensation expense for tax purposes in
    excess of amounts recognized for financial
    reporting purposes charged directly to
    stockholders' equity and reduction in
    previously recorded benefits..............     29,587   (189,943)   (43,202)
                                                ---------  ---------  ---------
   Total tax provision (benefit)..............  $(527,392) $(187,326) $ 539,813
                                                =========  =========  =========

  The income tax expense (benefit) from continuing operations consists of the following:

                                                 Current   Deferred     Total
                                                ---------  ---------  ---------
                                                       (in thousands)
   July 31, 1999:
     Federal..................................  $   7,262  $ 237,980  $ 245,242
     State....................................      5,695     74,465     80,160
                                                ---------  ---------  ---------
                                                $  12,957  $ 312,445  $ 325,402
                                                =========  =========  =========
   July 31, 2000:
     Federal..................................  $ 137,197  $(209,903) $ (72,706)
     State....................................     22,080    (70,547)   (48,467)
                                                ---------  ---------  ---------
                                                $ 159,277  $(280,450) $(121,173)
                                                =========  =========  =========
   July 31, 2001:
     Federal..................................  $  20,005  $(154,869) $(134,864)
     State....................................     24,332    (73,872)   (49,540)
                                                ---------  ---------  ---------
                                                $  44,337  $(228,741) $(184,404)
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
                          =========  ===========  ===========  =========   =========  =========


  Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2001 will be allocated as follows:


                                                                 (in thousands)
Income tax benefit recognized in the Consolidated Statement of
 Operations.....................................................   $1,269,014
Goodwill and other intangible assets............................       48,335
Accumulated other comprehensive income..........................           --
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

  Income tax expense attributable to income (loss) from continuing operations differs from the computed expense computed by applying the U.S. federal income tax rate of 35 percent to pre-tax income (loss) from continuing operations as a result of the following:

                                                    Years Ended July 31,
                                               --------------------------------
                                                  2001        2000       1999
                                               -----------  ---------  --------
                                                       (in thousands)
Computed "expected" tax expense (benefit)....  $(1,985,313) $(520,035) $262,236
Increase (decrease) in income tax expense
 resulting from:
 Non-deductible goodwill amortization and
  impairment charges.........................    1,290,251    250,797     5,316
 Losses not benefited........................      467,274    144,393    (2,813)
 Non-deductible in-process research and
  development charge related to acquisition
  of subsidiaries............................          512     22,989     2,121
 State income taxes, net of federal benefit..       41,302    (31,504)   52,104
 Other.......................................        1,570     12,187     6,438
                                               -----------  ---------  --------
Actual income tax expense (benefit)..........  $  (184,404) $(121,173) $325,402
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


                                   Fiscal 2001 Quarter ended                      Fiscal 2000 Quarter ended
                          -----------------------------------------------  ------------------------------------------
                           Oct. 31     Jan. 31     Apr. 30      Jul. 31     Oct. 31    Jan. 31    Apr. 30    Jul. 31
                          ---------  -----------  ----------  -----------  ---------  ---------  ---------  ---------
                                     (Restated)   (Restated)  (Restated)
                                                             (in thousands)
Net revenue.............  $ 358,050  $   334,962  $  289,143  $   255,547  $ 129,118  $ 158,540  $ 233,144  $ 369,619
Cost of revenue.........    325,087      310,518     260,054      236,119    114,460    128,520    190,618    301,566
Research and development
 expenses...............     51,669       46,093      35,621       25,577     20,188     31,424     49,671     52,647
In-process research and
 development expenses...      1,462          --          --           --         --       4,717     41,220     19,746
Selling expenses........    131,322      119,321      82,691       60,324     71,601    111,037    126,612    146,287
General and
 administrative
 expenses...............     84,250       75,242      64,999       56,614     30,053     43,564     61,314     83,333
Amortization of
 intangible assets and
 stock based
 compensation...........    582,533      549,484     247,439      178,708    170,039    253,831    465,287    513,518
Impairment of long-lived
 assets.................     69,606    1,998,966     609,491      685,254        --         --      16,700     17,505
Restructuring expenses..      8,841      100,031      18,526       89,821        --         --         --      14,770
                          ---------  -----------  ----------  -----------  ---------  ---------  ---------  ---------
Operating loss..........   (896,720)  (2,864,693) (1,029,678)  (1,076,870)  (277,223)  (414,553)  (718,278)  (779,753)
Interest income
 (expense), net.........    (10,469)       9,387       5,880        1,180        171      2,819      1,443    (19,529)
Non-operating gains
 (losses), net..........    323,927      (80,631)    (48,587)    (486,012)    94,717    171,720    233,525    105,690
Equity in losses of
 affiliates.............    (15,872)     (13,556)     (9,948)      (6,285)    (1,796)    (3,633)   (10,290)   (36,167)
Minority interest.......     88,852      250,907      53,564      133,300     23,288     31,576     55,980     54,427
Income tax benefit
 (expense)..............   (126,282)     160,912      42,130      107,644     43,431     26,496      9,581     41,665
                          ---------  -----------  ----------  -----------  ---------  ---------  ---------  ---------
Net loss................  $(636,564) $(2,537,674) $ (986,639) $(1,327,043) $(117,412) $(185,575) $(428,039) $(633,667)
                          =========  ===========  ==========  ===========  =========  =========  =========  =========
Market Price
High....................  $   49.13  $     24.81  $     6.94  $      6.50  $   57.59  $  163.50  $  151.50  $   75.13
                          =========  ===========  ==========  ===========  =========  =========  =========  =========
Low.....................  $   12.88  $      3.63  $     1.75  $      1.95  $   33.13  $   48.09  $   49.38  $   33.56
                          =========  ===========  ==========  ===========  =========  =========  =========  =========

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

  2. Financial Statement Schedule. Financial Statement Schedule II of the Company and the corresponding Report of Independent Auditors on Financial Statement Schedule were previously filed as part of this Report and are incorporated herein by reference.


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

                                 SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CMGI, INC.

                                             By:_/s/ George A. McMillan___


                                                  George A. McMillan


                                                Chief Financial Officer and
                                               Treasurer (Principal Financial
                                                and Accounting Officer)


Date: December 12, 2001

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

 10.8* Amendment No. 1 to Employment Agreement, dated January 20, 1994, between the Registrant and David S. Wetherell is incorporated herein by reference to Exhibit 10.18 of the Registrant's Registration
         Statement on Form S-1 (File No. 33-71518).
 10.9* Amendment No. 2 to Employment Agreement, dated October 25, 1996, between the Registrant and David S. Wetherell is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996 (File No. 000-
         23262).
 10.10*+ Amendment No. 3 to Employment Agreement, dated August 3, 2001, between the Registrant and David S. Wetherell.
 10.11*+ Executive Retention Agreement, dated July 9, 2001, between the
         Registrant and David Andonian.
 10.12*+ Offer Letter from the Registrant to George A. McMillan, dated June 11,
         2001.
 10.13*+ Executive Severance Agreement, dated June 11, 2001, between the
         Registrant and George A. McMillan.
 10.14* Form of Director Indemnification Agreement (executed by the Registrant and each of David S. Wetherell, Barry K. Allen, Jonathan Kraft and
         Peter McDonald) is incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         July 31, 1998 (File No. 000-23262).
 10.15   Lease dated as of April 12, 1999 between Andover Mills Realty Limited
         Partnership and the Registrant for premises located at 100 Brickstone
         Square, Andover, Massachusetts is incorporated herein by reference to
         Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).
 10.16   Amendment No. 1 to Lease dated as of July 19, 1999 between Andover
         Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.2 to the Registrant's
         Annual Report on Form 10-K for the fiscal year ended July 31, 1999
         (File No. 000-23262).
 10.17   Amendment No. 2 to Lease, dated as of November 12, 1999, between
         Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.6 to the Registrant's
         Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-23262).
 10.18   Amendment No. 3 to Lease dated as of March 28, 2000 between Andover
         Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.13 to the Registrant's
         Annual Report on Form 10-K for the fiscal year ended July 31, 2000
         (File No. 000-23262).
 10.19   Amendment No. 4 to Lease, dated as of May 11, 2000 between Andover
         Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.14 to the Registrant's
         Annual Report on Form 10-K for the fiscal year ended July 31, 2000
         (File No. 000-23262).
 10.20+  Amendment No. 5 to Lease, dated as of December 18, 2000 between
         Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts.
 10.21+  Amendment No. 6 to Lease, dated as of April 17, 2001 between Andover
         Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts
 10.22+  Amendment No. 7 to Lease, dated as of April 18, 2001 between Andover
         Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts
 10.23   Lease Agreement by and between Carolina Blackhawk, LLC and Engage,
         Inc. dated October 1999, is incorporated herein by reference to
         Exhibit 10.3 to Engage's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999 (File No. 000-26671).

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

 10.62*  Amendment No. 1 to the Agreement of Limited Partnership of @Ventures
         III, L.P., dated August 7, 1998 is incorporated herein by reference to
         Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the
         fiscal year ended July 31, 1999 (File No. 000-23262).
 10.63*  Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P.,
         dated December 22, 1998 is incorporated herein by reference to Exhibit
         10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).
 10.64*  Amendment No. 1 to the Agreement of Limited Partnership of @Ventures
         Foreign Fund III, L.P., dated December 22, 1998 is incorporated herein by reference to Exhibit 10.50 to the Registrant's Annual Report on
         Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-
         23262).
 10.65*  Agreement of Limited Partnership of @Ventures Expansion Fund, L.P.,
         dated as of February 25, 2000 is incorporated herein by reference to
         Exhibit 10.64 to the Registrant's Annual Report on Form 10-K for the
         fiscal year ended July 31, 2000 (File No. 000-23262).
 10.66*  Agreement of Limited Partnership of @Ventures Foreign Expansion Fund,
         L.P., dated as of March 8, 2000 is incorporated herein by reference to
         Exhibit 10.65 to the Registrant's Annual Report on Form 10-K for the
         fiscal year ended July 31, 2000 (File No. 000-23262).
 10.67*  Limited Liability Company Agreement of @Ventures Expansion Partners,
         LLC, dated as of February 10, 2000 is incorporated herein by reference to Exhibit 10.66 to the Registrant's Annual Report on Form 10-K for
         the fiscal year ended July 31, 2000 (File No. 000-23262).
 10.68*  Limited Liability Company Agreement of CMG@Ventures Expansion, LLC,
         dated as of February 10, 2000 is incorporated herein by reference to
         Exhibit 10.67 to the Registrant's Annual Report on Form 10-K for the
         fiscal year ended July 31, 2000 (File No. 000-23262).
 10.69+  Amended and Restated CMGI @Ventures IV, LLC Limited Liability Company
         Agreement, dated as of July 27, 2001.
 10.70*+ FY 2002 Bonus Plan for CMGI Corporate.
 10.71*+ FY 2002 Bonus Plan for Operating Companies.
 21+     Subsidiaries of the Registrant.
 23      Consent of Independent Auditors.

--------
* Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

+  Previously filed.