Form 10-Q
period 2001-10-31
CMGI INC
filed 2001-12-17
CIK 914712

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended October 31, 2001

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

                              Yes [X]      No [_]

 Number of shares outstanding of the issuer's common stock, $0.01 par value per share,
                     as of December 13, 2001 is 392,092,884

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   CMGI, INC.

                                   FORM 10-Q

                                     INDEX

                                                                     Page Number
                                                                     -----------
Part I. FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Financial Statements

      Condensed Consolidated Balance Sheets October 31, 2001
       (unaudited) and July 31, 2001................................       3

      Condensed Consolidated Statements of Operations Three months ended
       October 31, 2001 and 2000 (unaudited)........................       4

      Condensed Consolidated Statements of Cash Flows Three months ended
       October 31, 2001 and 2000 (unaudited)........................       5

      Notes to Interim Unaudited Condensed Consolidated Financial
       Statements...................................................       6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................      16

  Item 3. Quantitative and Qualitative Disclosures About Market
   Risk.............................................................      33

Part II. OTHER INFORMATION

  Item 1. Legal Proceedings.........................................      34

  Item 2. Changes in Securities and Use of Proceeds.................      34

  Item 6. Exhibits and Reports on Form 8-K..........................      34

SIGNATURE...........................................................      35

EXHIBIT INDEX.......................................................      36

                          CMGI, Inc. and Subsidiaries

                     Condensed Consolidated Balance Sheets

               (in thousands, except share and per share amounts)

                                                     October 31,   July 31,
                                                        2001         2001
                                                     -----------  -----------
                                                     (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents......................... $   650,829  $   710,704
  Available-for-sale securities.....................      13,655      110,134
  Accounts receivable, trade, net of allowance for
   doubtful accounts................................      84,221      111,593
  Inventories.......................................      58,770       40,141
  Prepaid expenses and other current assets.........      53,480       53,132
                                                     -----------  -----------
    Total current assets............................     860,955    1,025,704
                                                     -----------  -----------
Property and equipment, net.........................     156,550      209,554
Investments in affiliates...........................     216,160      239,127
Goodwill and other intangible assets, net of
 accumulated amortization...........................     398,105      464,867
Other assets........................................     129,364      149,679
                                                     -----------  -----------
                                                     $ 1,761,134  $ 2,088,931
                                                     ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable..................................... $        --  $    33,594
  Current installments of long-term debt............          --        6,213
  Due to Compaq Computer Corporation................     220,000           --
  Accounts payable..................................      57,499       69,841
  Accrued expenses..................................     281,680      280,023
  Other current liabilities.........................      31,983       54,717
                                                     -----------  -----------
    Total current liabilities.......................     591,162      444,388
                                                     -----------  -----------
Long-term debt, less current installments...........       7,749        1,814
Deferred income taxes...............................          --       20,795
Other long-term liabilities.........................      16,538       19,097
Due to Compaq Computer Corporation and Compaq
 Financial Services Corporation.....................      35,000      220,000
Minority interest...................................     149,923      186,440
Commitments and contingencies
Preferred stock, $0.01 par value. Authorized
 5,000,000 shares; issued 375,000 Series C
 convertible, redeemable preferred stock at October
 31, 2001 and July 31, 2001, dividend at 2% per
 annum; carried at liquidation value................     392,531      390,640
Stockholders' equity:
  Common stock, $0.01 par value per share.
   Authorized 1,400,000,000 shares; issued and
   outstanding 352,569,529 shares at October 31,
   2001 and 346,725,404 shares at July 31, 2001.....       3,526        3,467
  Additional paid-in capital........................   7,151,677    7,138,132
  Deferred compensation.............................        (182)        (291)
  Accumulated deficit...............................  (6,579,927)  (6,353,233)
                                                     -----------  -----------
                                                         575,094      788,075
Accumulated other comprehensive income (loss).......      (6,863)      17,682
                                                     -----------  -----------
    Total stockholders' equity......................     568,231      805,757
                                                     -----------  -----------
                                                     $ 1,761,134  $ 2,088,931
                                                     ===========  ===========

  see accompanying notes to interim unaudited condensed consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                    (in thousands, except per share amounts)

                                                          Three months ended
                                                             October 31,
                                                         ---------------------
                                                           2001        2000
                                                         ---------  ----------
Net revenue............................................. $ 200,679  $  358,050
Operating expenses:
  Cost of revenue.......................................   181,535     325,087
  Research and development..............................    18,795      51,669
  In-process research and development...................        --       1,462
  Selling...............................................    42,840     131,322
  General and administrative............................    44,429      84,250
  Amortization of intangible assets and stock-based
   compensation.........................................    65,925     582,533
  Impairment of long-lived assets.......................    36,622      69,606
  Restructuring.........................................    17,608       8,841
                                                         ---------  ----------
    Total operating expenses............................   407,754   1,254,770
                                                         ---------  ----------
Operating loss..........................................  (207,075)   (896,720)
                                                         ---------  ----------
Other income (expense):
  Interest income.......................................     6,620      12,119
  Interest expense......................................    (8,158)    (22,588)
  Other gains (losses), net.............................    (8,621)    197,338
  Gains on issuance of stock by subsidiaries............        --     126,589
  Equity in losses of affiliates, net...................   (12,249)    (15,872)
  Minority interest, net................................    17,258      88,852
                                                         ---------  ----------
                                                           (5,150)     386,438
                                                         ---------  ----------
Loss before income taxes................................  (212,225)   (510,282)
Income tax expense......................................    12,579     126,282
                                                         ---------  ----------
Net loss................................................  (224,804)   (636,564)
Preferred stock accretion...............................    (1,890)     (1,890)
                                                         ---------  ----------
Net loss available to common stockholders............... $(226,694) $ (638,454)
                                                         =========  ==========
Basic and diluted loss per share........................ $   (0.65) $    (2.07)
                                                         =========  ==========
Shares used in computing basic and diluted loss per
 share..................................................   351,052     307,873
                                                         =========  ==========


  see accompanying notes to interim unaudited condensed consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                 (in thousands)

                                                          Three months ended
                                                             October 31,
                                                         ---------------------
                                                           2001        2000
                                                         ---------  ----------
Cash flows from operating activities:
 Net loss............................................... $(224,804) $ (636,564)
 Adjustments to reconcile net loss to net cash used for
  operating activities:
  Depreciation, amortization and impairment charges.....   146,547     680,893
  Deferred income taxes.................................    12,579      42,541
  Non-operating (gains) losses, net.....................     5,899    (323,927)
  Equity in losses of affiliates........................    12,249      15,872
  Minority interest.....................................   (17,258)    (88,852)
  In-process research and development...................        --       1,462
  Changes in operating assets and liabilities, excluding
   effects from acquired and divested subsidiaries:
   Trade accounts receivable............................    26,309      19,548
   Prepaid expenses.....................................     1,785       8,816
   Inventories..........................................   (18,629)    (12,365)
   Accounts payable and accrued expenses................   (37,518)     80,925
   Other assets and liabilities, net....................    (1,563)        788
                                                         ---------  ----------
Net cash used for operating activities..................   (94,404)   (210,863)

Cash flows from investing activities:
 Additions to property and equipment....................   (15,010)    (42,202)
 Net proceeds from maturities of (purchases of)
  available-for-sale securities.........................    36,395      19,923
 Proceeds from liquidation of stock investments.........    15,947     844,016
 Investments in affiliates..............................      (978)    (46,173)
 Cash impact of acquisitions and divestitures of
  subsidiaries..........................................       431     (12,460)
 Other, net.............................................      (102)         (8)
                                                         ---------  ----------
Net cash provided by investing activities...............    36,683     763,096
                                                         ---------  ----------
Cash flows from financing activities:
 Repayments of notes payable............................        --     (33,570)
 Payments of obligations under capital leases...........    (2,422)     (3,857)
 Net proceeds from issuance of common stock.............       506       6,795
 Net proceeds from issuance of stock by subsidiaries....        40       4,382
 Other..................................................      (278)     (1,931)
                                                         ---------  ----------
Net cash used for financing activities..................    (2,154)    (28,181)
                                                         ---------  ----------
Net increase (decrease) in cash and cash equivalents....   (59,875)    524,052
Cash and cash equivalents at beginning of period........   710,704     639,666
                                                         ---------  ----------
Cash and cash equivalents at end of period.............. $ 650,829  $1,163,718
                                                         =========  ==========

  see accompanying notes to interim unaudited condensed consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES

     NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

   The accompanying condensed consolidated financial statements have been prepared by CMGI, Inc. ("CMGI" or "the Company") in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2001 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("the SEC") on October 29, 2001 (as amended on December 12, 2001). The results for the three-month period ended October 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified in accordance with US GAAP to conform to current year presentation.

   Certain costs related to the purchase price of products sold, inbound and outbound shipping charges, packing supplies and other costs associated with marketplace business of the Company's eBusiness and Fulfillment segment are classified as cost of revenue. Certain costs related to fulfillment, including warehousing costs related to activities such as receiving goods and the picking and packing of goods for shipment within the Company's eBusiness and Fulfillment segment are classified as selling expenses. The Company's inventory balances principally consist of finished goods.

B. New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

   The Company is required to adopt these statements for accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the non-amortization provisions of the statement is indeterminable at October 31, 2001 as the Company intends to continue to perform an impairment analysis of the remaining goodwill and other intangible assets through the end of fiscal year 2002 under its existing policy. Upon adoption on August 1, 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets under SFAS No. 142 and has not yet determined what effect these tests will have on the operations and financial position of the Company.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not completed its analysis of the impact of adopting SFAS No. 143, but does not expect this statement to have a material impact on its operations or financial position.

                          CMGI, INC. AND SUBSIDIARIES

    NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                  (Continued)


   In October 2001, the FASB issued SFAS No. 144, "Impairment on Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the statement of operations under the new rules. The Company is currently evaluating the impact of SFAS No. 144 to its condensed consolidated financial statements.

C. Other Gains (Losses), Net

   The following schedule reflects the components of "Other gains (losses), net":

                                                          Three Months Ended
                                                             October 31,
                                                          -------------------
                                                            2001       2000
                                                          ---------  --------
                                                            (in thousands)
   Gain (loss) on sales of marketable securities......... $ (27,525) $202,328
   Gain on derivative and sale of hedged Yahoo!, Inc.
    common stock.........................................    53,897    87,832
   Gain on sale of investment in eGroups, Inc............        --     8,114
   Loss on impairment of marketable securities...........        --   (90,183)
   Loss on impairment of investments in affiliates.......   (11,528)   (3,562)
   Loss on sale of Activate, Inc.........................   (20,743)       --
   Other.................................................    (2,722)   (7,191)
                                                          ---------  --------
                                                          $ (8,621)  $197,338
                                                          =========  ========

   During the three months ended October 31, 2001, the Company sold approximately 7.1 million shares of Primedia, Inc. (Primedia) common stock for total proceeds of approximately $15.9 million and recorded a pre-tax loss of approximately $27.5 million on these sales.

   On August 1, 2001, the Company settled the final tranche of its borrowing arrangement that hedged a portion of the Company's investment in Yahoo!, Inc. (Yahoo!) common stock. The Company delivered 581,499 shares of Yahoo! common stock and recognized a pre-tax gain in the condensed consolidated statement of operations of approximately $53.9 million.

   During the three months ended October 31, 2001, the Company completed the sale of its majority-owned subsidiary, Activate, Inc. (Activate), to Loudeye Technologies, Inc. and recorded a pre-tax loss of approximately $20.7 million.

   During the three months ended October 31, 2001, the Company recorded impairment charges of approximately $11.5 million for other than temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC.

   During the three months ended October 31, 2000, the Company sold marketable securities for total proceeds of approximately $844.0 million and recorded a net pre-tax gain of approximately $202.3 million on these sales. These sales primarily consisted of approximately 8.4 million shares of Lycos, Inc. (Lycos) stock for proceeds of approximately $394.7 million, approximately 241.0 million shares of Pacific Century CyberWorks Limited (PCCW) stock for proceeds of approximately $190.2 million, approximately 3.7 million shares of Kana Communications, Inc. (Kana) stock for proceeds of approximately $137.6 million, approximately 1.3 million shares of Critical Path, Inc. (Critical Path) stock for proceeds of approximately $72.8 million.

                          CMGI, INC. AND SUBSIDIARIES

    NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                  (Continued)


   In August 2000, Yahoo! acquired eGroups, Inc. (eGroups) and in connection therein, the shares of eGroups held by CMG@Ventures III, LLC (CMG@Ventures III) were converted into shares of Yahoo! common stock. The Company recorded a pre-tax gain of $8.1 million on the conversion of its investment in eGroups during the fiscal quarter ended October 31, 2000. Such gain was recorded net of the 18% interest attributable to CMG@Ventures III's profit members.

   Also, included in "Other gains (losses), net" during the three months ended October 31, 2000 were impairment charges of approximately $90.2 million related to the Company's holdings of available-for-sale securities to reflect other-than-temporary impairment. These charges primarily consisted of impairment charges of approximately $45.4 million and $37.3 million related Hollywood Entertainment Corporation and Marketing Services Group Inc., common stock, respectively.

   During the three months ended October 31, 2000, the Company settled the first and second tranche of this agreement under its borrowing agreement that hedged a portion of the Company's investment in Yahoo! common stock. The Company recognized a pre-tax gain of approximately $87.7 million related to the settlement of the first and second tranche.

D. Gains on Issuance of Stock by Subsidiaries

   During the three months ended October 31, 2000, the Company recognized gains on issuance of stock by subsidiaries primarily related to the issuance of approximately 14.9 million shares by Engage, Inc. (Engage), a majority-owned subsidiary of the Company, valued at approximately $257.2 million in its acquisitions of Space Media Holdings Limited and MediaBridge Technologies, Inc. With these transactions, the Company's ownership interest in Engage decreased from approximately 86% to approximately 78%. The Company provided for deferred income taxes resulting from the gain on issuance of stock by Engage.

E. Impairment of Long-Lived Assets

   The Company records impairment charges as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. Management determines fair value of goodwill and certain other intangible assets based on a combination of the discounted cash flow methodology, which is based upon converting expected cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the Company. The market price multiples are selected and applied to the Company based on the relative performance, future prospects and risk profile of the Company in comparison to the guideline companies. Management predominately utilizes third-party valuation reports in its determination of fair value. Management determines fair value of other long-lived assets, such as property and equipment, based on third party valuation reports.

   During the first quarter of fiscal year 2002, the Company recorded impairment charges of approximately $36.6 million. These charges included asset impairment charges of $27.4 million and $6.5 million related to the purchase of certain leased equipment previously held under operating and capital leases by NaviSite, Inc. (NaviSite) and AltaVista Company (AltaVista), respectively (see Note L). The Company also recorded approximately $2.8 million related to impairment of customer base and workforce in place intangible assets at Tallan, Inc. (Tallan).

   During the first quarter of fiscal 2001, the Company recorded impairment charges totaling approximately $69.6 million. Subsequent to October 31, 2000, CMGI announced its decisions to exit the businesses conducted

                          CMGI, INC. AND SUBSIDIARIES

    NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                  (Continued)

by its subsidiaries iCAST Corporation (iCAST) and 1stUp.com Corporation (1stUp). In connection with these decisions, management determined that the carrying value of certain intangible assets, principally goodwill, were permanently impaired and recorded impairment charges of approximately $3.6 million and $23.3 million related to iCAST and 1stUp, respectively. The Company also recorded other impairment charges during the first quarter of fiscal 2001 totaling approximately $42.7 million, consisting primarily of $16.8 million related to intangible assets of Engage, $8.9 million related to intangible assets of MyWay.com Corporation (MyWay), and $10.1 million related to intangible assets of AdForce, Inc. (AdForce), a subsidiary of ProvisionSoft, Inc. (formerly CMGion, Inc.), a subsidiary of the Company.

F. Restructuring Charges

   During the three months ended October 31, 2001, the Company recorded net restructuring charges totaling approximately $17.6 million in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, EITF Issue No. 95-3 and Staff Accounting Bulletin No. (SAB) 100.

   The Company's restructuring initiatives involved strategic decisions to exit certain businesses or to re-evaluate the current state of on-going businesses. Restructuring charges consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries to increase operational efficiencies, improve margins and further reduce expenses. Severance charges include employee termination costs as a result of a reduction in workforce and salary expense for certain employees involved in the restructuring efforts. Employees affected by the restructuring were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The asset impairment charges primarily related to the write-off of property and equipment.

   The restructuring charges incurred at Engage of approximately $12.5 million are primarily a result of the closing of its on-line advertising operations and its implementation of a restructuring plan designed to reduce its corporate overhead costs through reductions in the size of its finance and marketing staffs. The closing of the on-line advertising business resulted in severance costs incurred in connection with the termination of approximately 232 employees and contract termination costs in connection with the costs to exit facility and equipment leases. The restructuring charges incurred by AltaVista of approximately $10.0 million primarily relate to severance costs associated with a reduction in the workforce of approximately 120 persons, costs associated with the closing of its Irving, California office location, and the write-off of an information systems software package. The restructuring charges incurred by MyWay of approximately $5.9 million primarily relate to the write-off of property and equipment, as well as the termination of customer and vendor contracts. The restructuring charges incurred at Tallan of approximately $4.0 million are primarily related to severance costs associated with a reduction in the workforce of approximately 72 persons, as well as costs associated with the closing of five office locations.

   During the first quarter of fiscal 2002, the Company settled certain vendor and customer contractual obligations for amounts less than originally anticipated. As a result, the Company recorded a net restructuring adjustment of approximately $17.7 million to the accrued restructuring balance of July 31, 2001, primarily related to a reduction in payments by NaviPath, Inc. (NaviPath) to third parties to terminate purchase commitments and service contracts from the amounts originally estimated. NaviPath was successful in negotiating termination payments on certain purchase commitments and service contracts for amounts less than originally estimated. This was slightly offset by an additional restructuring charge recorded as an adjustment by NaviPath in the first quarter of fiscal year 2002 related to severance costs and legal and other professional fees incurred in connection with the closing of its operations.

                          CMGI, INC. AND SUBSIDIARIES

    NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                  (Continued)


   The following tables summarizes the restructuring accrual included as a component of accrued expenses from July 31, 2001 through October 31, 2001:

                                    Employee
                                    Related   Contractual    Asset
                                    Expenses  Obligations Impairments  Total
                                    --------  ----------- ----------- --------
                                                 (in thousands)
   Accrued restructuring balance
    at July 31, 2001..............  $ 4,168    $ 91,384    $     --   $ 95,552
   Q1 Restructuring...............    5,916      10,822      18,589     35,327
   Restructuring adjustments to Q4
    2001 charges..................       --     (17,719)         --    (17,719)
   Cash charges...................   (6,120)    (12,597)         --    (18,717)
   Non-cash charges...............       --      (6,056)    (18,589)   (24,645)
                                    -------    --------    --------   --------
   Accrued restructuring balance
    at October 31, 2001...........  $ 3,964    $ 65,834    $     --   $ 69,798
                                    =======    ========    ========   ========

   The Company anticipates that the remaining restructuring charges will be settled by February 2003. It is expected the payments of employee related expenses will be substantially complete within three months. The remaining contractual obligation payments are primarily related to lease obligations for facilities or equipment.

   The net restructuring charges and adjustments for the three months ended October 31, 2001 and 2000 would have been allocated as follows had the Company recorded the expense and adjustment within the functional department of the restructured activities:

                                                                 Three months
                                                                ended October
                                                                     31,
                                                                ---------------
                                                                 2001     2000
                                                                -------  ------
                                                                (in thousands)
   Cost of revenue............................................. $(9,288) $  498
   Research and development....................................   3,313   1,602
   Selling.....................................................   8,061   5,944
   General and administrative..................................  15,522     797
                                                                -------  ------
                                                                $17,608  $8,841
                                                                =======  ======

G. Segment Information

   Based on the information provided to the Company's chief operating decision maker for purposes of making decisions about allocating resources and assessing performance, the Company's operations have been classified in five operating segments that are strategic business units offering distinctive products and services that are marketed through different channels.

   The five operating segments are: (i) Interactive Marketing, (ii) eBusiness and Fulfillment, (iii) Search and Portals, (iv) Infrastructure and Enabling Technologies and (v) Internet Professional Services. Management evaluates segment performance based on segment net revenue, operating income (loss) and "pro forma operating income (loss)", which is defined as the operating income
(loss) excluding expenses related to in-process research and development, depreciation, long-lived asset impairment and amortization of intangible assets and stock-based compensation.

                          CMGI, INC. AND SUBSIDIARIES

    NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                  (Continued)


   Summarized financial information of the Company's operations by business segment is as follows:

                                                          Three Months Ended
                                                             October 31,
                                                         ---------------------
                                                            2001       2000
                                                         ----------  ---------
                                                            (in thousands)
   Net revenue:
     Interactive Marketing.............................. $   14,848  $  48,685
     eBusiness and Fulfillment..........................    132,698    180,532
     Search and Portals.................................     21,859     60,439
     Infrastructure and Enabling Technologies...........     20,365     35,053
     Internet Professional Services.....................     10,909     33,341
                                                         ----------  ---------
                                                         $  200,679  $ 358,050
                                                         ==========  =========
   Operating loss:
     Interactive Marketing.............................. $  (36,193) $(240,919)
     eBusiness and Fulfillment..........................    (40,743)   (40,594)
     Search and Portals.................................    (56,039)  (353,656)
     Infrastructure and Enabling Technologies...........    (44,991)  (193,725)
     Internet Professional Services.....................    (15,267)   (45,731)
     Other..............................................    (13,842)   (22,095)
                                                         ----------  ---------
                                                         $(207,075)  $(896,720)
                                                         ==========  =========
   Pro forma operating income (loss):
     Interactive Marketing.............................. $  (10,836) $ (54,763)
     eBusiness and Fulfillment..........................     (8,123)    (2,126)
     Search and Portals.................................    (11,834)   (52,745)
     Infrastructure and Enabling Technologies...........    (25,797)   (83,841)
     Internet Professional Services.....................     (1,651)     2,109
     Other..............................................     (9,867)   (20,032)
                                                         ----------  ---------
                                                         $ (68,108)  $(211,398)
                                                         ==========  =========

H. Earnings Per Share

   The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Approximately 4.5 million and 10.3 million weighted average common stock equivalents and approximately 9.8 million and 9.6 million shares representing the weighted average effect of assumed conversion of convertible preferred stock were excluded from the denominator in the diluted loss per share calculation for the three months ended October 31, 2001 and 2000, respectively.

   If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from net income (loss) the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial for the three months ended October 31, 2001 and 2000.

   Subsequent to October 31, 2001, the Company issued a total of approximately
4.5 million and 34.7 million shares of its common stock as a result of the transactions described in Notes L and N below, respectively.

                          CMGI, INC. AND SUBSIDIARIES

    NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                  (Continued)


I. Comprehensive Loss

   The components of comprehensive loss, net of income taxes, are as follows:

                                                         Three months ended
                                                             October 31,
                                                        ----------------------
                                                          2001        2000
                                                        ---------  -----------
                                                           (in thousands)
   Net loss...........................................  $(224,804) $  (636,564)
   Net unrealized holding loss arising during period..    (34,100)    (453,118)
   Reclassification adjustment for net (gain) loss
    realized in net loss..............................      9,555       (7,572)
                                                        ---------  -----------
   Comprehensive loss.................................  $(249,349) $(1,097,254)
                                                        =========  ===========

J. Condensed Consolidated Statements of Cash Flows Supplemental Information

                                                                  Three months
                                                                     ended
                                                                  October 31,
                                                                 --------------
                                                                  2001    2000
                                                                 ------- ------
                                                                 (in thousands)
   Cash paid during the period for:
   Interest..................................................... $   503 $1,942
                                                                 ======= ======
   Income taxes................................................. $   614 $4,738
                                                                 ======= ======
   Cash received during the period for:
   Federal income tax refund.................................... $13,975 $   --
                                                                 ======= ======

   During the three months ended October 31, 2001, significant non-cash investing activities included the following transactions:

   In August 2001, the Company settled the final tranche of the borrowing arrangement that hedged a portion of the Company's investment in the common stock of Yahoo! through the delivery of 581,499 shares of Yahoo! common stock.

   In August 2001, the Company issued approximately 5.4 million shares of its common stock to Compaq Computer Corporation (Compaq), a significant stockholder of CMGI, as a semi-annual interest payment valued at approximately $11.5 million related to notes payable issued in the acquisition of AltaVista.

   Effective August 1, 2001, the Company's subsidiary, NaviSite, restructured certain operating lease agreements with Compaq Financial Services Corporation, a wholly-owned subsidiary of Compaq (see Note L).

   In October 2001, the Company's subsidiary, CMG@Ventures I, LLC, distributed approximately 1.7 million shares of Terra Networks, S.A. to certain of its profit members.

K. Derivative Financial Instruments

   In April 2000, the Company entered into a borrowing arrangement that hedged a portion of the Company's investment in common stock of Yahoo!. Under the terms of the contract, the Company agreed to deliver, at its discretion, either cash or Yahoo! common stock in three separate tranches, with maturity dates ranging from August 2000 to February 2001. The Company executed the first tranche in April 2000 and received approximately $106.4 million. The Company subsequently settled this tranche through the delivery of 581,499 shares of Yahoo! common stock in August 2000. In May 2000, the Company received approximately $68.5

                          CMGI, INC. AND SUBSIDIARIES

    NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                  (Continued)

million and $5.7 million upon the execution of the second and third tranches, respectively. The Company settled the second tranche for cash totaling approximately $33.6 million in October 2000. The Company settled the third tranche through the delivery of 47,684 shares of Yahoo! common stock in February 2001. In November 2000, the Company entered into a new agreement to hedge the Company's investment in 581,499 shares of Yahoo! common stock. The Company received approximately $31.5 million of cash in connection with this new agreement. Under the terms of the new contract, the Company delivered 581,499 shares of Yahoo! common stock on August 1, 2001, and recognized a pre-tax gain in the consolidated statement of operations of approximately $53.9 million. The net gain is included in "Other gains (losses), net", in the consolidated statement of operations.

L. Agreements with Compaq Computer Corporation and Compaq Financial Services Corporation

   On October 29, 2001, the Company and its majority-owned subsidiaries, AltaVista and NaviSite entered into agreements with Compaq, a significant stockholder of CMGI, and Compaq's wholly-owned subsidiary, Compaq Financial Services Corporation (CFS). The Company's subsidiary, NaviSite purchased and recorded equipment from CFS effective August 1, 2001, with a fair market value of $9.6 million, previously leased by NaviSite under operating lease agreements expiring through 2003, in exchange for a note payable of approximately $35.0 million. Accordingly, as the fair value of the equipment, based on a preliminary independent appraisal, was less than the associated debt obligation, NaviSite recorded an impairment charge on long-lived assets in the first quarter of fiscal 2002 of approximately $27.4 million. The $35.0 million due to CFS was executed in the form of a convertible note payable to CFS in the total amount of $55.0 million on November 8, 2001, as described below. As of October 31, 2001, the $35.0 million due to CFS has been classified as long term Due to Compaq Computer Corporation and Compaq Financial Services Corporation in the accompanying condensed consolidated balance sheets.

   Additionally, under the terms of these agreements, AltaVista agreed to purchase certain equipment which it had previously leased from CFS under operating and capital lease agreements in exchange for a cash payment of $20.0 million. Based on a preliminary independent appraisal, the fair market value of the equipment was determined to be $7.9 million. As the fair market value of the equipment was less than the sum of the cash payment and the carrying value of the equipment under capital lease agreements, net of the remaining obligations, AltaVista recorded an impairment charge on long-lived assets in the first quarter of fiscal 2002 of approximately $6.5 million. Subsequent to October 31, 2001, AltaVista completed and recorded the purchase of this equipment.

   Subsequent to October 31, 2001, as part of the agreement with CFS, NaviSite received $20.0 million in cash from CFS in exchange for a six-year convertible note payable, which was executed on November 8, 2001. This note, which also relates to the $35.0 million equipment purchase described above, bears interest at 12% and requires payment of interest only for the first three years from the date of issuance. A portion of the interest payable to CFS in the first two years may be paid in NaviSite common stock. Principal and interest payments are due on a straight-line basis commencing in year four until maturity on the sixth anniversary from the issuance date. The convertible note payable is secured by substantially all assets of NaviSite and cannot be prepaid. Subject to NaviSite stockholder approval, being sought in December 2001, the principal balance may be converted into NaviSite common stock at the option of the holder at any time prior to maturity at a conversion rate of $0.26 per share. Should CFS convert its note payable into NaviSite's common stock, CFS would own a controlling interest in NaviSite.

   Also, subsequent to October 31, 2001, as part of these agreements, Compaq agreed to deem the Company's $220.0 million in face amounts of notes payable, plus the accrued interest thereon, paid in full in exchange for $75.0 million in cash, approximately 4.5 million shares of CMGI common stock and CMGI's 49% ownership interest in its affiliate, B2E Solutions, LLC.

                          CMGI, INC. AND SUBSIDIARIES

    NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                  (Continued)


M. Contingencies

   In December 1999, Neil Braun, a former officer of iCAST, a wholly-owned subsidiary of the Company, filed a complaint in United States District Court, Southern District of New York naming the Company, iCAST, and David S. Wetherell as defendants. In the complaint, Mr. Braun alleges breach of contract regarding his termination from iCAST and claims that he is entitled to acceleration of options to purchase CMGI common stock and iCAST common stock, upon his termination, under contract and promissory estoppel principles. Mr. Braun also claims that, under quantum meruit principles, he is entitled to lost compensation. Mr. Braun seeks damages of approximately $50 million and requests specific performance of the acceleration and exercise of options. On February 2, 2001, the Court heard oral argument on defendant's Motion for Summary Judgment and took the matter under advisement.

   In October 2001, the Court (i) granted summary judgment dismissing Mr. Wetherell as a defendant and (ii) granted summary judgment, disposing of Mr. Braun's contract claim. Mr. Braun's promissory estoppel claim and quantum meruit claim were not disposed of on summary judgment. Trial on these claims is currently scheduled to begin in January 2002. The Company and iCAST believe these claims are without merit and plan to vigorously defend against these claims.

   In August 2001, Jeffrey Black, a former employee of AltaVista, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of the termination of Mr. Black's employment with AltaVista. As set forth in the complaint, Mr. Black is seeking monetary damages in excess of $70 million. The Company and AltaVista believe these claims are without merit and plan to vigorously defend against these claims. On November 29, 2001, the Court sustained the defendants' demurrers regarding, among other things, Black's breach of contract claims against the Company and allegations made on behalf of the "trust plaintiffs," but granted Black leave to amend the complaint.

   The Company is also subject to a number of actions brought by former employees as well as other disputes that arise in the ordinary course of business.

   Although the Company believes that, as to each of these actions, the cases have no merit, and that the ultimate resolution of these disputes will not have a material adverse impact on its financial position, results of operations, or cash flows, any adverse trial or jury verdicts could result in a material loss to the Company. The costs and other effects of pending or future litigation, claims, settlements, and judgments, and changes in those matters, could have a material adverse effect on the Company's business, financial condition and operating results. At this time, the Company is unable to predict the outcomes of the litigation and cannot reasonably estimate a range of possible loss given the current status of the cases.

N. Subsequent Events

   In November 2001, the Company completed the agreements with Compaq and CFS which are described in Note L.

   In November 2001, the Company consummated the repurchase of all the outstanding shares of its Series C Convertible Preferred Stock (Series C Preferred Stock) pursuant to privately negotiated stock exchange agreements with the holders of the Series C Preferred Stock. In connection therewith, the Company announced the retirement of the Series C Preferred Stock effective immediately. Under these agreements, the Company repurchased all of the outstanding shares of Series C Preferred Stock for aggregate consideration consisting of approximately $100.3 million in cash, approximately 34.7 million shares of the Company's common stock, and an obligation to deliver, no later than December 2, 2002, approximately 448.3 million shares of PCCW stock.

                          CMGI, INC. AND SUBSIDIARIES

    NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                  (Continued)


   In addition, due to the delayed delivery obligation with respect to the PCCW shares, the Company agreed to make cash payments to the former holders of the Series C Preferred Stock, on the dates and in the aggregate amounts as follows: approximately $3.7 million on February 19, 2002, approximately $3.5 million on May 17, 2002, approximately $3.8 million on August 19, 2002, approximately $3.7 million on November 19, 2002 and approximately $0.5 million on December 2, 2002. The obligation to make payments ceases upon delivery of the PCCW shares and any payment due for the period during which the PCCW shares are delivered to the former holders of the Series C Preferred Stock will be reduced on a pro rata basis.

   Subsequent to October 31, 2001, the Company announced its decision to cease funding its subsidiary MyWay. As a result, MyWay management has begun to migrate customers in advance of an expected wind-down of operations currently expected to be completed during the second quarter of fiscal 2002.

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

 Three months ended October 31, 2001 compared to three months ended October 31, 2000

NET REVENUE:

                             Three     As a%     Three     As a%
                            Months      of      Months      of
                             Ended     Total     Ended     Total
                          October 31,   Net   October 31,   Net
                             2001     Revenue    2000     Revenue $ Change   % Change
                          ----------- ------- ----------- ------- ---------  --------
                                                (in thousands)
Interactive Marketing...   $ 14,848       7%   $ 48,685      14%  $ (33,837)   (70)%
eBusiness and
 Fulfillment............    132,698      66%    180,532      50%    (47,834)   (26)%
Search and Portals......     21,859      11%     60,439      17%    (38,580)   (64)%
Infrastructure and
 Enabling Technologies..     20,365      10%     35,053      10%    (14,688)   (42)%
Internet Professional
 Services...............     10,909       6%     33,341       9%    (22,432)   (67)%
                           --------            --------           ---------
Total...................   $200,679     100%   $358,050     100%  $(157,371)   (44)%
                           ========     ===    ========     ===   =========    ===

   The decrease in net revenue for the three months ended October 31, 2001 as compared to the prior year was primarily a result of the effects of the sale or closing of operations of several companies in fiscal 2001 and decreased net revenue at existing companies during the first quarter of fiscal year 2002. The decrease in net revenue within the Interactive Marketing segment was primarily due to the continued decline in the on-line advertising market as well as the decision by Engage to exit its on-line advertising business during the first quarter of fiscal year 2002. This decrease was also due to an approximate 88% decrease in license revenue at Engage related to its AdManager software, and to a lesser extent, its ProfileServer and ContentServer products, offset slightly by an increase in its service revenue. The decrease in net revenue within the eBusiness and Fulfillment segment was primarily the result of the impact of the sale of the Company's majority interest in Signatures SNI, Inc. (Signatures) in February 2001 and decreased net revenue at SalesLink Corporation

                          CMGI, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

(SalesLink) and uBid, Inc. (uBid). Net revenue at Saleslink declined as a result of the decline in volume within SalesLink's supply chain management business due to continued softness in the technology sector. Net revenue at uBid decreased due to an increase in drop shipment sales as a percent of total sales from the first quarter of fiscal 2001 to the first quarter of fiscal 2002. Drop shipment sales result in uBid recording its net fee on the transaction as revenue as opposed to direct shipment sales which result in uBid recording the gross merchandise sale as revenue. This decrease was partially offset by an increase in the average order value of items sold during the period. The decrease in net revenue within the Search and Portals segment was primarily the result of a decrease in net revenue at AltaVista. During the second half of fiscal 2001, AltaVista made changes in its business strategy from one that focused on on-line advertising to one that focuses on enterprise search software. As a result of this change and the continued softness in the on-line advertising market, first quarter advertising net revenue decreased versus the same period in the prior year. This decrease in on-line advertising was slightly offset by an increase in AltaVista's software license net revenue. The decrease in net revenue within the Infrastructure and Enabling Technologies segment was primarily the result of the closing of operations at AdForce and 1stUp during fiscal year 2001, as well as to a decrease in net revenue at Activate and NaviSite. Activate was sold in September 2001, therefore the first quarter of fiscal year 2002 reflected only a partial quarter of net revenue while the net revenue from Activate in the prior year reflects a full quarter of net revenue. The decrease in net revenue at NaviSite was due to an approximate 44% decrease in its unaffiliated customer base as compared to the same period in the prior year. The decrease in net revenue within the Internet Professional Services segment was primarily due to the decline in the custom programming segment of information technology services. This decline resulted in a decrease in the billable rates at Tallan. Additionally, Tallan completed or reduced the scope of a number of projects prior to the first quarter of fiscal 2002. The decline in billable hours combined with reduced billable rates resulted in reduced net revenue as compared to the same period of the prior year. The Company expects to report future consolidated net revenue growth as a result of increased net revenue from certain existing companies, in particular uBid, which is anticipated to benefit from the completion of the implementation of its order management and warehouse information system as well as from the completion of the build out of a computer and consumer electronics refurbishment center.

COST OF REVENUE:

                             Three                   Three
                            Months                  Months
                             Ended     As a% of      Ended     As a% of
                          October 31,   Segment   October 31,   Segment
                             2001     Net Revenue    2000     Net Revenue $ Change   % Change
                          ----------- ----------- ----------- ----------- ---------  --------
                                                    (in thousands)
Interactive Marketing...   $  9,940        67%     $ 35,184        72%    $ (25,244)   (72)%
eBusiness and
 Fulfillment............    120,291        91%      158,762        88%      (38,471)   (24)%
Search and Portals......     10,498        48%       35,086        58%      (24,588)   (70)%
Infrastructure and
 Enabling Technologies..     32,252       158%       73,498       210%      (41,246)   (56)%
Internet Professional
 Services...............      8,554        78%       22,557        68%      (14,003)   (62)%
                           --------                --------               ---------
Total...................   $181,535        90%     $325,087        91%    $(143,552)   (44)%
                           ========       ===      ========       ===     =========    ===

   Cost of revenue consisted primarily of expenses related to the cost of products purchased for sale or distribution. Additionally, cost of revenue included expenses related to the content, connectivity and production associated with delivering the Company's products and services. The Company's gross margin increased to approximately 10% for the quarter ended October 31, 2001 from 9% in the same period of the prior fiscal year, primarily due to the shift in focus from lower margin on-line advertising business models to higher margin

                          CMGI, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

software business models at Engage and AltaVista, as well as the effects of the closing of operations of iCAST, 1stUp and ExchangePath, LLC (ExchangePath) during fiscal year 2001. Gross margins within the Interactive Marketing segment increased to approximately 33% for the period ending October 31, 2001 from approximately 28% in the same period of the prior year primarily due to increased margins at Engage as a result of its decision to cease operations of its lower margin on-line advertising business and to focus on its higher margin software business. Gross margins within the eBusiness and Fulfillment segment decreased to approximately 9% from approximately 12% in the same period of the prior year primarily due to lower sales levels and decreased pricing of SalesLink's services within the supply chain management business, complications with the implementation of a new order management system at uBid and the effect of the deconsolidation of Signatures. The decrease in gross margins at SalesLink was due to decreased pricing, increased depreciation and increased cost of shipping supplies and outside labor associated with the transition to its new distribution center in Memphis, Tennessee. The decrease in gross margins at uBid is primarily a result of higher inventory and inventory related costs as a percentage of sales during the current period, due largely to costs associated with the conversion to a new order management system and a new warehouse facility. Gross margins within the Search and Portals segment increased to approximately 52% from approximately 42% in the same period of the prior year primarily as a result of AltaVista's shift in its business focus to the higher margin search software business model from the lower margin on-line advertising and portal-based business model. Gross margins within the Infrastructure and Enabling Technologies segment increased to approximately (58%) from approximately (110%) in the same period from the prior year primarily as a result of the closing of operations at 1stUp and improvement of margins at NaviSite. The improvement at NaviSite was a result of restructuring efforts that lowered labor costs through increased efficiencies and headcount reductions and reduced equipment expenses resulting from the restructuring of certain operating leases. Gross margins within the Internet Professional Services segment have decreased to approximately 22% from approximately 32% for the same period of the prior fiscal year primarily as a result of the decline in net revenue and the fixed cost structure at Tallan.

RESEARCH AND DEVELOPMENT EXPENSES:

                             Three                   Three
                            Months                  Months
                             Ended     As a % of     Ended     As a % of
                          October 31,   Segment   October 31,   Segment
                             2001     Net Revenue    2000     Net Revenue $ Change  % Change
                          ----------- ----------- ----------- ----------- --------  --------
                                                   (in thousands)
Interactive Marketing...    $ 4,978        34%      $14,968        31%    $ (9,990)    (67)%
eBusiness and
 Fulfillment............         --        --           523        --         (523)   (100)%
Search and Portals......      9,724        44%       24,103        40%     (14,379)    (60)%
Infrastructure and
 Enabling Technologies..      4,093        20%       12,075        34%      (7,982)    (66)%
Internet Professional
 Services...............         --        --            --        --           --     N/A
                            -------                 -------               --------
Total...................    $18,795         9%      $51,669        14%    $(32,874)    (64)%
                            =======       ===       =======       ===     ========    ====

   Research and development expenses consisted primarily of personnel and related costs to design, develop, enhance, test and deploy the Company's products and services either prior to the development efforts reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. Research and development expenses decreased primarily due to the shift in business focus at Engage and AltaVista and the closing of operations at iCAST, 1stUp and ExchangePath. The decrease within the Interactive Marketing segment was primarily the result of the effects of the closing of Engage's on-line advertising operations during the first quarter of fiscal year 2002. The decrease within the Search and Portals segment was primarily the result of management's restructuring initiatives at AltaVista, the closing of operations at iCAST and the consolidation of

                          CMGI, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

technology platforms at MyWay. The decrease at AltaVista was primarily related to a reduction of headcount and a reduction in the development efforts of the AltaVista portal site in connection with the change in focus from an on-line advertising and portal-based business model to a search software business model. The decrease in the Infrastructure and Enabling Technologies segment was primarily the result of the closing of operations at AdForce, ExchangePath and 1stUp during fiscal year 2001.

IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES:

   For the three months ended October 31, 2001 the Company did not incur any in-process research and development expense. In-process research and development expense totaled $1.5 million for the three months ended October 31, 2000. The in-process research and development expenses in the first quarter of fiscal 2001 related to the one-time charges taken in connection with the acquisition of MediaBridge Technologies, Inc. by Engage in September 2000 and the Company's investment in Avamar Technologies, Inc.

SELLING EXPENSES:

                             Three                   Three
                            Months                  Months
                             Ended     As a % of     Ended     As a % of
                          October 31,   Segment   October 31,   Segment
                             2001     Net Revenue    2000     Net Revenue $ Change  % Change
                          ----------- ----------- ----------- ----------- --------  --------
                                                   (in thousands)
Interactive Marketing...    $ 8,123        55%     $ 37,535        77%    $(29,412)   (78)%
eBusiness and
 Fulfillment............     13,697        10%       14,660         8%        (963)    (7)%
Search and Portals......     14,147        65%       50,188        83%     (36,041)   (72)%
Infrastructure and
 Enabling Technologies..      5,269        26%       23,720        68%     (18,451)   (78)%
Internet Professional
 Services...............        844         8%        1,934         6%      (1,090)   (56)%
Other...................        760        --         3,285        --       (2,525)   (77)%
                            -------                --------               --------
Total...................    $42,840        21%     $131,322        37%    $(88,482)   (67)%
                            =======       ===      ========       ===     ========    ===

   Selling expenses consisted primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, credit card processing fees, tradeshow expenses and travel costs. Certain costs related to fulfillment, including warehousing costs related to activities such as receiving goods and the picking and packing of goods for shipment within the Company's eBusiness and Fulfillment segment are classified as selling expenses. Selling expenses decreased during the three months ended October 31, 2001 as compared to the same period in the prior year primarily due to headcount reductions, lower sales commissions as a result of lower net revenue and reduced headcount, a reduction of marketing campaigns, the closing of the operations of AdForce, ExchangePath, 1stUp, the closing of Engage's on-line advertising business and the effect of the deconsolidation of Signatures and the sale of Activate. The decrease within the Interactive Marketing segment was primarily the result of a decrease in headcount and associated sales commissions and the consolidation of office facilities at Engage as a result of the closing of its on-line advertising business, as well as reductions in travel and consulting expenses and advertising and trade show expenses for its continuing operations. The decrease in the eBusiness and Fulfillment segment was primarily the result of the sale of the Company's majority interest in Signatures in February 2001. The decrease within the Search and Portals segment was primarily the result of the decrease in headcount and the reduction in scope of certain sales and marketing campaigns at AltaVista, the closing of operations at iCAST and a reduction in spending at MyWay due to the Company's decision to close the operations of MyWay. The decrease in the Infrastructure and Enabling Technologies segment was primarily the

                          CMGI, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

result of the decrease in headcount, sales commissions and a reduction of expenses for marketing programs, advertising and product literature at NaviSite, the closing of operations at NaviPath, the closing of operations at AdForce, ExchangePath and 1stUp and the sale of Activate. The decrease within the Internet Professional Services segment was primarily the result of the decrease in headcount and the reduction in scope of certain sales and marketing campaigns at Tallan. The decrease in the Other expenses was primarily the result of a reduction in corporate marketing department headcount and other costs associated with the Company's corporate marketing programs.

GENERAL AND ADMINISTRATIVE EXPENSES:

                             Three                   Three
                            Months                  Months
                             Ended     As a % of     Ended     As a % of
                          October 31,   Segment   October 31,   Segment
                             2001     Net Revenue    2000     Net Revenue $ Change  % Change
                          ----------- ----------- ----------- ----------- --------  --------
                                                   (in thousands)
Interactive Marketing...    $ 3,979        27%      $19,449        40%    $(15,470)   (80)%
eBusiness and
 Fulfillment............      8,457         6%       10,126         6%      (1,669)   (16)%
Search and Portals......      5,364        25%       11,331        19%      (5,967)   (53)%
Infrastructure and
 Enabling Technologies..     12,158        60%       18,054        52%      (5,896)   (33)%
Internet Professional
 Services...............      3,669        34%        7,298        22%      (3,629)   (50)%
Other...................     10,802        --        17,992        --       (7,190)   (40)%
                            -------                 -------               --------
Total...................    $44,429        22%      $84,250        24%    $(39,821)   (47)%
                            =======       ===       =======       ===     ========    ===

   General and administrative expenses consist primarily of compensation and related costs, facilities costs, bad debt expenses and fees for professional services. General and administrative expenses decreased during the three months ended October 31, 2001 as compared to the same period in the prior year primarily due to headcount reductions, the consolidation of office space, reduced information systems costs, the closing of the operations of AdForce, ExchangePath, 1stUp, the closing of the on-line advertising operations of Engage and the effect of the deconsolidation of Signatures and sale of Activate. The decrease in the Interactive Marketing segment was primarily the result of the decrease in headcount and the consolidation of office facilities at Engage, primarily as a result of the closing of its on-line advertising business. The decrease in the eBusiness and Fulfillment segment was primarily the result of the sale of the Company's majority interest in Signatures. The decrease in the Search and Portals segment was primarily the result of headcount reductions and management's restructuring initiatives at AltaVista and MyWay, as well as the closing of operations at iCAST. The decrease at AltaVista reflects reduced information system costs, reduced headcount costs and reduced costs related to the consolidation of office space. The decrease at MyWay was primarily the result of a reduction in spending at MyWay due to the Company's determination to cease funding the operations of MyWay. The decrease in the Infrastructure and Enabling Technologies segment was primarily due to the closing of operations at AdForce, ExchangePath and 1stUp, the sale of Activate and the closing of operations at NaviPath, partially offset by a slight increase at NaviSite. The increase at NaviSite was primarily due to increased professional fees, partially offset by a decrease in headcount related expenses. The decrease in the Internet Professional Services segment was primarily the result of a decrease in headcount and a reduction in overall spending at Tallan. The decrease in the Other expenses, which includes certain corporate administrative functions such as legal, finance and business development was primarily the result of a decrease in headcount as part of an effort to reduce spending across all Corporate administrative functions.

                          CMGI, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


AMORTIZATION OF INTANGIBLE ASSETS AND STOCK-BASED COMPENSATION:

                             Three                   Three
                            Months                  Months
                             Ended     As a % of     Ended     As a % of
                          October 31,   Segment   October 31,   Segment
                             2001     Net Revenue    2000     Net Revenue $ Change   % Change
                          ----------- ----------- ----------- ----------- ---------  --------
                                                    (in thousands)
Interactive Marketing...    $11,546        78%     $160,859       330%    $(149,313)   (93)%
eBusiness and
 Fulfillment............     30,996        23%       33,555        19%       (2,559)    (8)%
Search and Portals......     15,732        72%      276,240       457%     (260,508)   (94)%
Infrastructure and
 Enabling Technologies..      1,259         6%       64,540       184%      (63,281)   (98)%
Internet Professional
 Services...............      6,338        58%       47,283       142%      (40,945)   (87)%
Other...................         54        --            56        --            (2)    (4)%
                            -------                --------               ---------
Total...................    $65,925        33%     $582,533       163%    $(516,608)   (89)%
                            =======       ===      ========       ===     =========    ===

   Amortization of intangible assets and stock-based compensation consisted primarily of goodwill amortization expense related to acquisitions made during fiscal year 2000. Included within amortization of intangible assets and stock-based compensation expenses was approximately $1.9 million and $13.2 million of stock-based compensation for the three months ended October 31, 2001 and 2000, respectively. The overall decrease in amortization of intangible assets was primarily the result of intangible asset impairment charges recorded during fiscal 2001. These impairment charges reduced the carrying amounts of goodwill and other intangible assets to be amortized over their remaining useful lives. The decrease in the Interactive Marketing segment primarily resulted from impairment charges recorded during fiscal year 2001 related to certain intangible assets of Engage and Yesmail. The decrease in the eBusiness and Fulfillment segment primarily resulted from a decrease in the amortization of stock-based compensation as a result of the sale of the Company's majority interest in Signatures. The decrease in the Search and Portals segment primarily resulted from impairment charges recorded during fiscal year 2001 related to certain intangible assets of AltaVista and MyWay. The decrease in the Infrastructure and Enabling Technologies segment primarily resulted from impairment charges recorded during fiscal year 2001 related to the closing of operations at 1stUp, AdForce and ExchangePath during fiscal year 2001. The decrease in the Internet Professional Services segment primarily resulted from impairment charges recorded during fiscal year 2001 related to certain intangible assets of Tallan.

IMPAIRMENT OF LONG-LIVED ASSETS:

                             Three                   Three
                            Months                  Months
                             Ended     As a % of     Ended     As a % of
                          October 31,   Segment   October 31,   Segment
                             2001     Net Revenue    2000     Net Revenue $ Change  % Change
                          ----------- ----------- ----------- ----------- --------  --------
                                                   (in thousands)
Interactive Marketing...    $    --        --       $16,779        34%    $(16,779)   N/A
eBusiness and
 Fulfillment............         --        --         3,500         2%      (3,500)   N/A
Search and Portals......      6,462        30%       12,436        21%      (5,974)   (48)%
Infrastructure and
 Enabling Technologies..     27,359       134%       36,891       105%      (9,532)   (26)%
Internet Professional
 Services...............      2,801        26%           --        --        2,801    N/A
Other...................         --        --            --        --           --     --
                            -------                 -------               --------
Total...................    $36,622        18%      $69,606        19%    $(32,984)   (47)%
                            =======       ===       =======       ===     ========    ===

                          CMGI, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


   The Company records impairment charges as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. Management determines fair value of goodwill and certain other intangible assets based on a combination of the discounted cash flow methodology, which is based upon converting expected cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the Company. The market price multiples are selected and applied to the Company based on the relative performance, future prospects and risk profile of the Company in comparison to the guideline companies. Management predominately utilizes third-party valuation reports in its determination of fair value. Management determines fair value of other long-lived assets, such as property and equipment, based on third party valuation reports. As a result, during management's quarterly review of the value and periods of amortization and depreciation of long-lived assets, it was determined that the carrying value of certain long-lived assets was not fully recoverable. During the first quarter of fiscal year 2002, the Company recorded impairment charges totaling approximately $36.6 million. The impairment of long-lived assets charge recorded within the Infrastructure and Enabling Technologies segment reflects an asset impairment charge related to the purchase of certain equipment by NaviSite which it previously leased under operating leases expiring through 2003. NaviSite purchased and recorded equipment, effective August 1, 2001, with a fair market value of $9.6 million, in exchange for a note payable of approximately $35.0 million. Accordingly, as the fair value of the equipment, based on a preliminary independent appraisal, was less than the associated debt obligation, NaviSite recorded an impairment charge on long-lived assets in the first quarter of fiscal 2002 of approximately $27.4 million. The impairment of long-lived assets charge recorded in the Search and Portals segment reflects an asset impairment charge related to AltaVista's agreement to purchase certain equipment which it had previously leased under operating and capital lease agreements in exchange for a cash payment of $20.0 million. Based on a preliminary independent appraisal, the fair market value of the equipment was determined to be $7.9 million. Since the fair market value of the equipment was less than the sum of the cash payment and the carrying value of the equipment under capital lease agreements, net of the remaining obligations, AltaVista recorded an impairment charge on long-lived assets in the first quarter of fiscal 2002 of approximately $6.5 million. Subsequent to October 31, 2001, AltaVista completed and recorded the purchase of this equipment. The charge in the Internet and Professional Services segment of $2.8 million is primarily due to the carrying value of certain other intangible assets, specifically the customer base and workforce in place as of the acquisition date at Tallan, exceeding their estimated fair value at October 31, 2001.

RESTRUCTURING CHARGES:

                             Three                   Three
                            Months                  Months
                             Ended     As a % of     Ended     As a % of
                          October 31,   Segment   October 31,   Segment
                             2001     Net Revenue    2000     Net Revenue $ Change  % Change
                          ----------- ----------- ----------- ----------- --------  --------
                                                   (in thousands)
Interactive Marketing...   $ 12,475        84 %     $4,130          8%    $  8,345    202%
eBusiness and
 Fulfillment............         --        --           --         --           --    N/A
Search and Portals......     15,971        73 %      4,711          8%      11,260    239%
Infrastructure and
 Enabling Technologies..    (17,034)      (84)%         --         --      (17,034)   N/A
Internet Professional
 Services...............      3,970        36 %         --         --        3,970    N/A
Other...................      2,226       N/A           --         --        2,226    N/A
                           --------                 ------                --------
Total...................   $ 17,608         9 %     $8,841          2%    $  8,767     99%
                           ========       ===       ======        ===     ========    ===

                          CMGI, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


   The Company's restructuring initiatives involved strategic decisions to exit certain businesses or to re-evaluate the current state of on-going businesses. Restructuring charges consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries to increase operational efficiencies, improve margins and further reduce expenses. Severance charges include employee termination costs as a result of a reduction in workforce and salary expense for certain employees involved in the restructuring efforts. Employees affected by the restructuring were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The asset impairment charges primarily relate to the write-off of property and equipment. The restructuring charges incurred in the Interactive Marketing segment primarily related to approximately $12.5 million at Engage due to the closing of its on-line advertising operations and implementation of a restructuring plan designed to reduce its corporate overhead costs through reductions in the size of its finance and marketing staffs. The closing of the on-line advertising business resulted in severance costs incurred in connection with the termination of approximately 232 employees and contract termination costs in connection with the costs to exit facility and equipment leases. The restructuring charges incurred in the Search and Portals segment primarily related to restructuring efforts at AltaVista and MyWay. The restructuring charges incurred by AltaVista of approximately $10.0 million primarily related to severance costs associated with a reduction in the workforce of approximately 120 persons, costs associated with the closing of its Irving, California office location, and the write-off of an information systems software package. The restructuring charges incurred by MyWay of approximately $5.9 million primarily relate to the write-off of property and equipment, as well as the termination of customer and vendor contracts. The restructuring charges in the Infrastructure and Enabling Technologies segment reflect the reversal of an accrual of approximately $17.7 million to adjust a restructuring charge previously recorded at NaviPath in the fourth quarter of fiscal 2001, as NaviPath was successful in negotiating termination payments on certain purchase commitments and service contracts for amounts less than originally estimated. This was slightly offset by additional restructuring charges recorded as an adjustment by NaviPath of approximately $3.1 million in the first quarter of fiscal year 2002 related to severance costs and legal and other professional fees incurred in connection with the closing of its operations. The restructuring charges incurred in the Internet Professional Services segment primarily related to severance costs associated with a reduction in the workforce of approximately 72 persons, as well as costs associated with the closing of five office locations at Tallan.

OTHER INCOME/EXPENSE:

   Interest income decreased $5.5 million to $6.6 million for the three months ended October 31, 2001 from $12.1 million for the same period in fiscal year 2001, reflecting decreased interest income associated with lower average corporate cash and cash equivalent balances and a decline in interest rates. Interest expense decreased $14.4 million to $8.2 million for the first quarter of fiscal 2002 from $22.6 million for the first quarter of fiscal year 2001, primarily due to the payment in full in fiscal 2001 of the principal on the notes issued in connection with the acquisition of Tallan and due to the settlement of the underlying debt associated with the borrowing arrangement entered into in connection with a hedge of the Company's investment in Yahoo! common stock.

   Other gains (losses), net decreased $204.0 million, or 104%, to ($8.6) million for the quarter ended October 31, 2001 from $197.3 million for the same period in fiscal 2001. Other gains (losses), net for the quarter ended October 31, 2001 primarily consisted of a pre-tax loss of approximately $27.5 million on the sale of Primedia, Inc. stock, a pre-tax loss of approximately $20.7 million resulting from the sale of its subsidiary Activate and a pre-tax loss of approximately $11.5 million related to impairment charges for other-than- temporary declines in the carrying value of certain investments in affiliates, offset by a pre-tax gain of

                          CMGI, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

approximately $53.9 million on the arrangement that hedged the Company's investment in Yahoo! common stock which was settled during the first quarter of fiscal 2002.

   There were no gains on issuance of stock by subsidiaries in the first quarter of fiscal year 2002. Gains on issuance of stock by subsidiaries in the first quarter of fiscal year 2001 primarily reflects the pre-tax gain of $125.9 on the issuance of stock by Engage in its acquisitions of MediaBridge Technologies, Inc. and Space Media Holdings Limited.

   Equity in losses of affiliates, net resulted from the Company's minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates decreased $3.6 million to $12.2 million for the three months ended October 31, 2001, from $15.9 million for the same period in fiscal year 2001, primarily reflecting a decreased number of investments accounted for under the equity method compared to last year's first fiscal quarter. The Company expects its affiliate companies to continue to invest in the development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

   Minority interest, net decreased to $17.3 million for the three months ended October 31, 2001 from $88.9 million for the same period of fiscal year 2001. Minority interest for the first quarter of fiscal year 2002 primarily reflects the Company's minority interest in the net losses of two subsidiaries, Engage and AltaVista.

INCOME TAX EXPENSE:

   Income tax expense recorded in the first quarter of fiscal 2002 was $12.6 million. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. Income tax expense in the first quarter of fiscal 2002 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax loss primarily as a result of non-deductible goodwill amortization and impairment charges, and valuation allowances recognized on deferred tax assets. During the three months ended October 31, 2001, the Company recorded tax expense of approximately $12.6 million for the recognition of valuation allowances to continuing operations due to the reduction in expected future taxable income related to unrealized gains in "Accumulated other comprehensive income (loss)".

 Liquidity and Capital Resources

   Working capital at October 31, 2001 decreased to approximately $269.8 million compared to $581.3 million at July 31, 2001. The net decrease in working capital is primarily attributable to a $96.5 million decrease in available-for-sale securities, a $220.0 million increase in the current portion of the Company's payable to Compaq Computer Corporation and a $59.9 million decrease in cash and cash equivalents. The Company's principal sources of capital during the three months ended October 31, 2001 were from the sales of approximately 7.1 million shares of Primedia, Inc. common stock for proceeds of approximately $15.9 million and from the maturity of other available-for-sale securities investments for proceeds of approximately $36.4 million. The Company's principal uses of capital during the three months ended October 31, 2001 were $94.4 million for funding operations and $15.0 million for purchases of property and equipment.

   On August 1, 2001, the Company settled the final tranche of the borrowing arrangement that hedged the Company's investment in the common stock of Yahoo! through the delivery of 581,499 shares of Yahoo! common stock.

                          CMGI, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


   On August 18, 2001, the Company issued approximately 5.4 million shares of its common stock to Compaq , as a semi-annual interest payment of approximately $11.5 million related to notes payable issued to Compaq in the acquisition of AltaVista.

   In September 2001, the Company received a federal income tax refund of approximately $14.0 million as a result of overpayment of the prior year's estimated tax payments.

   On October 29, 2001, the Company and its majority-owned subsidiaries, AltaVista and NaviSite entered into agreements with Compaq, a significant stockholder of CMGI, and Compaq's wholly-owned subsidiary, CFS. Under certain terms of these agreements NaviSite purchased and recorded equipment from CFS effective August 1, 2001, previously leased by NaviSite under operating lease agreements expiring through 2003, in exchange for a note payable of approximately $35.0 million. The $35.0 million due to CFS was executed in the form of a convertible note payable to CFS in the total amount of $55.0 million on November 8, 2001, as described below. As of October 31, 2001, the $35.0 million due to CFS has been classified as long term Due to Compaq Computer Corporation and Compaq Financial Services Corporation in the accompanying condensed consolidated balance sheets.

   Additionally, under the terms of these agreements, AltaVista agreed to purchase certain equipment, which it had previously leased from CFS under operating and capital lease agreements, in exchange for a cash payment of $20.0 million. Subsequent to October 31, 2001, AltaVista completed and recorded the purchase of this equipment.

   Subsequent to October 31, 2001, as part of the agreement with CFS, NaviSite received $20.0 million in cash from CFS in exchange for a six-year convertible note payable, which was executed on November 8, 2001. This note, which also relates to the $35.0 million equipment purchase described above, bears interest at 12% and requires payment of interest only for the first three years from the date of issuance. A portion of the interest payable to CFS in the first two years may be paid in NaviSite common stock. Principal and interest payments are due on a straight-line basis commencing in year four until maturity on the sixth anniversary from the issuance date. The convertible note payable is secured by substantially all assets of NaviSite and cannot be prepaid. Subject to NaviSite stockholder approval, being sought in December 2001, the principal balance may be converted into NaviSite common stock at the option of the holder at any time prior to maturity at a conversion rate of $0.26 per share. Should CFS convert its note payable into the NaviSite's common stock, CFS would own a controlling interest in NaviSite.

   Also, subsequent to October 31, 2001, as part of this agreement, Compaq agreed to deem the Company's $220.0 million in face amounts of notes payable, plus the accrued interest thereon, paid in full in exchange for $75.0 million in cash, approximately 4.5 million shares of CMGI common stock and CMGI's 49% ownership interest in its affiliate, B2E Solutions, LLC.

   In November 2001, the Company consummated the repurchase of all the outstanding shares of its Series C Preferred Stock pursuant to privately negotiated stock exchange agreements with the holders of the Series C Preferred Stock. In connection therewith, the Company announced the retirement of the Series C Preferred Stock effective immediately. Under this agreement, the Company repurchased all of the outstanding shares of Series C Preferred Stock for aggregate consideration consisting of approximately $100.3 million in cash, approximately 34.7 million shares of the Company's common stock, and an obligation to deliver, no later than December 2, 2002, approximately 448.3 million shares of PCCW stock. In addition, due to the delayed delivery obligation with respect to the PCCW shares, the Company agreed to make cash payments to the former holders of the Series C Preferred Stock, on the dates and in the aggregate amounts as follows: approximately $3.7 million on February 19, 2002, approximately $3.5 million on May 17, 2002, approximately $3.8 million on August 19, 2002, approximately $3.7 million on November 19, 2002 and approximately $0.5 million on

                          CMGI, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

December 2, 2002. The obligation to make payments ceases upon delivery of the PCCW shares and any payment due for the period during which the PCCW shares are delivered to the former holders of the Series C Preferred Stock will be reduced on a pro rata basis.

   The Company believes that existing working capital and the availability of marketable securities, which could be sold or posted as collateral for additional loans, will be sufficient to fund its operations, investments and capital expenditures for at least the next twelve months. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through the sale of certain subsidiaries, through public or private offerings of the Company's or its subsidiaries' stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

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

   During the fiscal year ended July 31, 2001, CMGI had an operating loss of approximately $5.87 billion, and a net loss available to common stockholders of approximately $5.50 billion. During the three months ended October 31, 2001, CMGI had an operating loss of approximately $207.1 million, and a net loss available to common stockholders of approximately $226.7 million. CMGI anticipates continuing to incur significant operating expenses in the future, including significant costs of revenue and selling, general and administrative and amortization expenses. As a result, CMGI expects to continue to incur operating losses and may not have enough money to grow its business in the future. CMGI can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.

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

                          CMGI, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


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

 CMGI and its operating companies depend on third-party software, systems and services.

   CMGI and its operating companies rely on products and services of third-party providers in their business operations. For example, uBid's business relies on order management software and information systems provided by Oracle and other third parties, as well as on Microsoft .NET enterprise servers to run its auction website. There can be no assurance that CMGI or its operating companies will not experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of such third-party software, systems and services. Any interruption in the availability or usage of the products and services provided by third parties could have a material adverse effect on the business or operations of CMGI or its operating companies.

 CMGI depends on certain important employees, and the loss of any of those employees may harm CMGI's business.

   CMGI's performance is substantially dependent on the performance of its executive officers and other key employees, in particular, David S. Wetherell, CMGI's chairman and chief executive officer, David S. Andonian, CMGI's president and chief operating officer, and George A. McMillan, CMGI's chief financial officer and treasurer. The familiarity of these individuals with the Internet industry makes them especially critical to CMGI's success. In addition, CMGI's success is dependent on its ability to attract, train, retain and motivate high quality personnel, especially for its management team. The loss of the services of any of CMGI's executive officers or key employees may harm its business. CMGI's success also depends on its continuing ability to attract, train, retain and motivate other highly qualified technical and managerial personnel. Competition for such personnel is intense.

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

                          CMGI, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

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

 There may be conflicts of interest among CMGI, CMGI's affiliates and their respective officers, directors and stockholders.

   Some of CMGI's officers and directors also serve as officers or directors of one or more of CMGI's affiliates. As a result, CMGI, CMGI's officers and directors, and CMGI's affiliates may face potential conflicts of interest with each other and with stockholders. Specifically, CMGI's officers and directors may be presented with situations in their capacity as officers or directors of one of CMGI's affiliates that conflict with their fiduciary obligations as officers or directors of CMGI or of another affiliate.

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

   One element of CMGI's business plan involves raising cash for working capital for its business by selling, in public or private offerings, some of the companies, or portions of the companies, that it has acquired and developed or in which it has invested. Market and other conditions largely beyond CMGI's control affect:

  .   the amount of proceeds from such sales.

  .   the timing of such sales; and

  .   its ability to engage in such sales;

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

                          CMGI, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


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

                          CMGI, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

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

   The success of CMGI's operating companies depends greatly on increased use of the Internet for electronic commerce transactions, advertising, marketing, providing services and conducting business.

                          CMGI, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

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

                          CMGI, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

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

                          CMGI, INC. AND SUBSIDIARIES

                         PART I: FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at October 31, 2001 primarily consist of investments in companies in the Internet and technology industries which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the equity component of the Company's available-for-sale securities portfolio as of October 31, 2001, would result in an approximate $2.7 million decrease in the fair value of the Company's available-for-sale securities.

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

   The Company from time to time uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. --See note K to the Interim Unaudited Condensed Consolidated Financial Statements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic or market exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At October 31, 2001, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on its outstanding borrowing arrangements.

   The Company has historically had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. The Company may consider utilizing derivative instruments to mitigate the risk of foreign currency exchange rate fluctuations in the future.

                          CMGI, INC. AND SUBSIDIARIES

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

   In December 1999, Neil Braun, a former officer of iCAST Corporation, a wholly-owned subsidiary of the Company ("iCAST"), filed a complaint in United States District Court, Southern District of New York naming the Company, iCAST Corporation, and David S. Wetherell as defendants. In the complaint, Mr. Braun alleges breach of contract regarding his termination from iCAST and claims that he is entitled to acceleration of options to purchase CMGI common stock and iCAST common stock, upon his termination, under contract and promissory estoppel principles. Mr. Braun also claims that, under quantum meruit principles, he is entitled to lost compensation. Mr. Braun seeks damages of approximately $50 million and requests specific performance of the acceleration and exercise of options. On February 2, 2001, the Court heard oral argument on defendant's Motion for Summary Judgment and took the matter under advisement.

   In October 2001, the Court (i) granted summary judgment dismissing Mr. Wetherell as a defendant and (ii) granted summary judgment, disposing of Mr. Braun's contract claim. Mr. Braun's promissory estoppel claim and quantum meruit claim were not disposed of on summary judgment. Trial on these claims is currently scheduled to begin in January 2002. The Company and iCAST believe these claims are without merit and plan to vigorously defend against these claims.

   In August 2001, Jeffrey Black, a former employee of AltaVista, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of the termination of Mr. Black's employment with AltaVista. As set forth in the complaint, Mr. Black is seeking monetary damages in excess of $70 million. The Company and AltaVista believe these claims are without merit and plan to vigorously defend against these claims. On November 29, 2001, the court sustained the defendants' demurrers regarding, among other things, Black's breach of contract claims against the Company and allegations made on behalf of the "trust plaintiffs," but granted Black leave to amend the complaint.

Item 2. Changes in Securities and Use of Proceeds

   On August 18, 2001, pursuant to the terms of promissory notes in the original aggregate principal amount of $220,000,000 issued by the Company on August 18, 1999 to Compaq in connection with the Company's acquisition of AltaVista, the Company issued an aggregate of 5,397,196 shares of Common Stock to Compaq in satisfaction of interest due and payable on the notes. The shares of Common Stock were issued and sold to Compaq in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

    The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

   (b) Reports on Form 8-K

    On October 30, 2001, the Company filed a Current Report on Form 8-K dated October 29, 2001 to report under Item 5 (Other Events) an agreement with Compaq Computer Corporation and Compaq Financial Services Corporation. No financial statements were filed with such report.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        CMGI, Inc.

                                                 /s/ George A. McMillan
                                          By: _________________________________
Date: December 17, 2001
                                             George A. McMillan
                                             Chief Financial Officer and
                                             Treasurer
                                             (Principal Financial and
                                             Accounting Officer)

                                 EXHIBIT INDEX

 Item                                Description
 ----                                -----------
 10.1 Transaction Agreement dated as of October 29, 2001 by and among the
      Registrant, NaviSite, Inc., AltaVista Company, Compaq Computer
      Corporation, Compaq Financial Services Corporation, Compaq Financial
      Services Company and Compaq Financial Services Canada Corporation is
      incorporated herein by reference to Exhibit 10.1 to the Registrant's
      Current Report on Form 8-K dated October 29, 2001 (File No. 000-23262).

 10.2 Purchase Agreement dated as of October 29, 2001 by and among the Company, Compaq Computer Corporation and B2E Solutions, LLC, relating to the purchase and sale of 34,490,140 Units of B2E Solutions, LLC is incorporated herein by reference to Exhibit 10.2 to the Registrant's
      Current Report on Form 8-K dated October 29, 2001 (File No. 000-23262).

 10.3 Note Purchase Agreement dated as of October 29, 2001 by and among the Company, NaviSite, Inc. and Compaq Financial Services Corporation is incorporated herein by reference to Exhibit 10.3 to the Registrant's
      Current Report on Form 8-K dated October 29, 2001 (File No. 000-23262).

 10.4 Loan and Security Agreement, dated as of October 30, 2001, by and among SalesLink Corporation, InSolutions Incorporated, On-Demand Solutions,
      Inc., Pacific Direct Marketing Corp. and SalesLink Mexico Holding Corp., as Borrowers, and LaSalle Bank National Association and Citizens Bank of
      Massachusetts, as Lenders.