Form 10-Q
period 2002-01-31
CMGI INC
filed 2002-03-18
CIK 914712

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarter ended January 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number 000-23262

                               -----------------

                                  CMGI, INC.
            (Exact name of registrant as specified in its charter)

                               -----------------

                      DELAWARE                 04-2921333
                   (State or other
                   jurisdiction of
                  incorporation or          (I.R.S. Employer
                    organization)          Identification No.)
                100 Brickstone Square             01810
               Andover, Massachusetts          (Zip Code)
                (Address of principal
                 executive offices)

                                (978) 684-3600
             (Registrant's telephone number, including area code)

                               -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  __X_     No  _____

Number of shares outstanding of the issuer's common stock, as of March 15, 2002:

               Common Stock, par value
                   $.01 per share              392,259,371
                                            Number of shares
                        Class                  outstanding

================================================================================

                          CMGI, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                January 31,      July 31,
                                                                                   2002            2001
                                                                                -----------    -----------
                                                                                (Unaudited)
                                                                                (in thousands, except share
                                                                                            and
                                                                                    per share amounts)
ASSETS
Current assets:
   Cash and cash equivalents................................................... $   412,060    $   710,704
   Available-for-sale securities...............................................      29,607        110,134
   Trading security............................................................     117,839             --
   Accounts receivable, trade, net of allowance for doubtful accounts..........      68,838        111,593
   Inventories.................................................................      47,297         40,141
   Prepaid expenses and other current assets...................................      58,161         53,132
                                                                                -----------    -----------
       Total current assets....................................................     733,802      1,025,704
                                                                                -----------    -----------
Property and equipment, net....................................................     149,323        209,554
Investments in affiliates......................................................      77,153        239,127
Goodwill and other intangible assets, net of accumulated amortization..........     335,270        464,867
Other assets...................................................................      42,110        149,679
                                                                                -----------    -----------
                                                                                $ 1,337,658    $ 2,088,931
                                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable............................................................... $   117,839    $    33,594
   Current installments of long-term debt......................................         368          6,213
   Accounts payable............................................................      65,686         69,841
   Accrued expenses............................................................     254,178        280,023
   Other current liabilities...................................................      21,081         54,717
                                                                                -----------    -----------
       Total current liabilities...............................................     459,152        444,388
                                                                                -----------    -----------
Long-term debt, less current installments......................................       7,246          1,814
Deferred income taxes..........................................................          --         20,795
Other long-term liabilities....................................................       7,458         19,097
Due to Compaq Computer Corporation and Compaq Financial Services
  Corporation, net of $34,562 discount.........................................      20,438        220,000
Minority interest..............................................................     105,926        186,440
Commitments and contingencies
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; issued
  375,000 Series C convertible, redeemable preferred stock at July 31, 2001,
  dividend at 2% per annum; carried at liquidation value.......................          --        390,640
Stockholders' equity:
   Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares;
     issued and outstanding 391,980,099 shares at January 31, 2002 and
     346,725,404 shares at July 31, 2001.......................................       3,920          3,467
   Additional paid-in capital..................................................   7,295,914      7,138,132
   Deferred compensation.......................................................          --           (291)
   Accumulated deficit.........................................................  (6,565,135)    (6,353,233)
                                                                                -----------    -----------
                                                                                    734,699        788,075
Accumulated other comprehensive income.........................................       2,739         17,682
                                                                                -----------    -----------
Total stockholders' equity.....................................................     737,438        805,757
                                                                                -----------    -----------
                                                                                $ 1,337,658    $ 2,088,931
                                                                                ===========    ===========

 see accompanying notes to interim unaudited condensed consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            Three Months Ended       Six Months Ended
                                                                January 31,             January 31,
                                                          ----------------------  ----------------------
                                                            2002        2001        2002        2001
                                                          ---------  -----------  ---------  -----------
                                                             (in thousands, except per share amounts)
Net revenue.............................................. $ 210,803  $   334,962  $ 411,482  $   693,012
Operating expenses (benefit):
   Cost of revenue.......................................   178,345      310,518    359,880      635,605
   Research and development..............................    14,228       46,093     33,023       97,762
   In-process research and development...................        --           --         --        1,462
   Selling...............................................    36,151      119,321     78,991      250,643
   General and administrative............................    39,537       75,242     83,966      159,492
   Amortization of intangible assets and stock-based
     compensation........................................    63,741      549,484    129,666    1,132,017
   Impairment of long-lived assets.......................    11,279    1,998,966     47,901    2,068,572
   Restructuring.........................................    (5,378)     100,031     12,230      108,872
                                                          ---------  -----------  ---------  -----------
       Total operating expenses..........................   337,903    3,199,655    745,657    4,454,425
                                                          ---------  -----------  ---------  -----------
Operating loss...........................................  (127,100)  (2,864,693)  (334,175)  (3,761,413)
Other income (expense):
   Interest income.......................................     3,249       19,796      9,869       31,915
   Interest benefit (expense)............................    10,533      (10,409)     2,375      (32,997)
   Other gains (losses), net.............................   (18,063)     (76,912)   (26,684)     120,426
   Gains (losses) on issuance of stock by subsidiaries...        --       (3,719)        --      122,870
   Equity in losses of affiliates........................    (1,144)     (13,556)   (13,393)     (29,428)
   Minority interest.....................................    14,653      250,907     31,911      339,759
                                                          ---------  -----------  ---------  -----------
                                                              9,228      166,107      4,078      552,545
                                                          ---------  -----------  ---------  -----------
Loss before income taxes and extraordinary item..........  (117,872)  (2,698,586)  (330,097)  (3,208,868)
Income tax expense (benefit).............................        --     (160,912)    12,579      (34,630)
                                                          ---------  -----------  ---------  -----------
Loss before extraordinary item...........................  (117,872)  (2,537,674)  (342,676)  (3,174,238)
Extraordinary item:
   Gain on extinguishment of notes payable to Compaq
     Computer Corporation................................   133,075           --    133,075           --
                                                          ---------  -----------  ---------  -----------
Net income (loss)........................................ $  15,203  $(2,537,674) $(209,601) $(3,174,238)
                                                          =========  ===========  =========  ===========
Reconciliation of net income (loss) to net income (loss)
  available to common stockholders:
Net income (loss)........................................ $  15,203  $(2,537,674) $(209,601) $(3,174,238)
Preferred stock accretion................................      (411)      (1,890)    (2,301)      (3,780)
Gain on repurchase of Series C Convertible Preferred
  Stock..................................................    63,505           --     63,505           --
                                                          ---------  -----------  ---------  -----------
Net income (loss) available to common stockholders....... $  78,297  $(2,539,564) $(148,397) $(3,178,018)
                                                          =========  ===========  =========  ===========
Basic and diluted earnings (loss) per share available to
  common stockholders:
Loss available to common stockholders.................... $   (0.14) $     (7.79) $   (0.76) $    (10.04)
Gain on extinguishment of notes payable to Compaq
  Computer Corporation...................................      0.34           --       0.36           --
                                                          ---------  -----------  ---------  -----------
Net income (loss) per share available to common
  stockholders........................................... $    0.20  $     (7.79) $   (0.40) $    (10.04)
                                                          =========  ===========  =========  ===========
Shares used in computing basic and diluted loss per share   383,845      326,082    367,560      316,403
                                                          =========  ===========  =========  ===========

          see accompanying notes to interim unaudited condensed consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Six Months Ended
                                                                                           January 31,
                                                                                     ----------------------
                                                                                       2002        2001
                                                                                     ---------  -----------
                                                                                         (in thousands)
Cash flows from operating activities:
 Net loss........................................................................... $(209,601) $(3,174,238)
 Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation, amortization and impairment charges................................   235,586    3,286,366
   Deferred income taxes............................................................    12,579      (72,499)
   Non-operating gains, net.........................................................  (126,052)    (243,296)
   Equity in losses of affiliates...................................................    13,393       29,428
   Minority interest................................................................   (31,911)    (339,759)
   In-process research and development..............................................        --        1,462
   Changes in operating assets and liabilities, excluding effects from acquired and divested companies:
     Trade accounts receivable......................................................    40,607       41,454
     Prepaid expenses and other current assets......................................   (10,052)     (34,533)
     Accounts payable and accrued expenses..........................................   (70,245)      52,418
     Deferred revenues..............................................................    (4,878)      (4,890)
     Refundable and accrued income taxes, net.......................................    13,655       19,842
     Other assets and liabilities...................................................       795          206
                                                                                     ---------  -----------
Net cash used for operating activities..............................................  (136,124)    (438,039)
                                                                                     ---------  -----------
Cash flows from investing activities:
 Additions to property and equipment................................................   (29,989)     (89,848)
 Net proceeds from maturities of (purchases of) available-for-sale securities.......    21,367      (44,987)
 Proceeds from liquidation of stock investments.....................................    19,446      944,319
 Proceeds from sale of property and equipment.......................................        --       35,779
 Investments in affiliates..........................................................    (4,077)     (61,818)
 Cash impact of acquisitions and divestitures of subsidiaries.......................    (1,539)      (4,706)
 Other..............................................................................     3,384         (228)
                                                                                     ---------  -----------
Net cash provided by investing activities...........................................     8,592      778,511
                                                                                     ---------  -----------
Cash flows from financing activities:
 Net repayments of obligations under capital leases.................................   (19,581)     (29,608)
 Net proceeds from (repayments of) notes payable....................................   (75,000)       1,668
 Net proceeds from (repayments of) long-term debt...................................    22,903       (2,185)
 Payment for retirement of Series C Convertible Preferred Stock.....................  (100,301)          --
 Net proceeds from issuance of common stock.........................................       793       13,455
 Net proceeds from issuance of stock by subsidiaries................................        74        5,942
 Other..............................................................................        --       (4,597)
                                                                                     ---------  -----------
Net cash provided by (used for) financing activities................................  (171,112)     (15,325)
                                                                                     ---------  -----------
Net increase in cash and cash equivalents...........................................  (298,644)     325,147
                                                                                     ---------  -----------
Cash and cash equivalents at beginning of period....................................   710,704      639,666
                                                                                     ---------  -----------
Cash and cash equivalents at end of period.......................................... $ 412,060  $   964,813
                                                                                     =========  ===========

 see accompanying notes to interim unaudited condensed consolidated financial statements

                          CMGI, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis of Presentation

   The accompanying condensed consolidated financial statements have been prepared by CMGI, Inc. ("CMGI" or the "Company") in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2001 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on October 29, 2001 (as amended on December 12, 2001). The results for the three and six-month periods ended January 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified in accordance with US GAAP to conform to current year presentation.

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

   Marketable securities held by the Company which meet the criteria for classification as trading are carried at fair value. Unrealized holding gains and losses on securities classified as trading are recorded as a component of "Other gains (losses), net" in the accompanying condensed consolidated statements of operations.

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

   The Company is required to adopt these statements for accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the non-amortization provisions of the statement is indeterminable at January 31, 2002 as the Company intends to continue to perform an impairment analysis of the remaining goodwill and other intangible assets through the end of fiscal year 2002 under its existing policy. Upon adoption on August 1, 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets under SFAS No. 142 and has not yet determined what effect these tests will have on the operations and financial position of the Company.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or

                          CMGI, INC. AND SUBSIDIARIES
normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not completed its analysis of the impact of adopting SFAS No. 143, but does not expect this statement to have a material impact on its operations or financial position.

   In October 2001, the FASB issued SFAS No. 144, "Impairment on Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the statement of operations under the new rules. The Company is currently evaluating the impact of SFAS No. 144 to its condensed consolidated financial statements.

C.  Other Gains (Losses), Net

   The following schedule reflects the components of "Other gains (losses), net":

                                                     Three Months Ended    Six Months Ended
                                                         January 31,         January 31,
                                                     ------------------  -------------------
                                                       2002      2001      2002      2001
                                                     --------  --------  --------  ---------
                                                                  (in thousands)
Gain (loss) on sales of marketable securities....... $ (3,478) $ 61,985  $(31,003) $ 263,591
Gain (loss) on derivative and sale of hedged Yahoo!,
  Inc. common stock.................................       --    (1,175)   53,897     86,657
Gain on sale of investment in eGroups, Inc..........       --        --        --      8,114
Loss on impairment of marketable securities.........   (1,708)  (58,603)   (1,708)  (148,786)
Loss on impairment of investments in affiliates.....  (15,488)       --   (27,016)    (3,562)
Loss on sale of Activate, Inc.......................       --        --   (20,743)        --
Loss on sale of Raging Bull, Inc....................       --   (95,896)       --    (95,896)
Gain on sale of real estate holding.................       --    19,801        --     19,801
Gain on mark-to-market adjustment for trading
  security..........................................    2,885        --     2,885         --
Other, net..........................................     (274)   (3,024)   (2,996)    (9,493)
                                                     --------  --------  --------  ---------
                                                     $(18,063) $(76,912) $(26,684) $ 120,426
                                                     ========  ========  ========  =========

   During the six months ended January 31, 2002, the Company sold marketable securities for total proceeds of approximately $19.4 million and recorded a net pre-tax loss of approximately $31.0 million on these sales. These sales primarily consisted of approximately 7.1 million shares of Primedia, Inc. common stock for proceeds of approximately $15.9 million, approximately 356,000 shares of Marketing Services Group, Inc. common stock for total proceeds of approximately $1.1 million and approximately 3.2 million shares of Divine, Inc. (Divine) common stock for total proceeds of approximately $2.4 million.

   On August 1, 2001, the Company settled the final tranche of its borrowing arrangement that hedged a portion of the Company's investment in Yahoo!, Inc. (Yahoo!) common stock. The Company delivered 581,499 shares of Yahoo! common stock and recognized a pre-tax gain of approximately $53.9 million.

   During the six months ended January 31, 2002, the Company recorded impairment charges of approximately $27.0 million for other-than-temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC.

                          CMGI, INC. AND SUBSIDIARIES

   In September 2001, the Company completed the sale of its majority-owned subsidiary, Activate, Inc. (Activate), to Loudeye Technologies, Inc. and recorded a pre-tax loss of approximately $20.7 million.

   During the six months ended January 31, 2001, the Company sold marketable securities for total proceeds of approximately $941.0 million and recorded a net pre-tax gain of approximately $263.6 million on these sales. These sales primarily consisted of approximately 8.4 million shares of Lycos, Inc. common stock for proceeds of approximately $394.7 million, approximately 241.0 million shares of Pacific Century CyberWorks Limited (PCCW) stock for proceeds of approximately $190.2 million, approximately 3.7 million shares of Kana Communications, Inc. common stock for proceeds of approximately $137.6 million, approximately 6.8 million shares of Terra Networks, S.A. (Terra Networks) stock for proceeds of approximately $78.3 million and approximately 1.3 million shares of Critical Path, Inc. common stock for proceeds of approximately $72.8 million.

   During the six months ended January 31, 2001, the Company settled the first and second tranche of its borrowing arrangement that hedged a portion of the Company's investment in Yahoo! common stock. The Company recognized a pre-tax gain of approximately $86.7 million related to the settlement of the first and second tranche.

   During the six months ended January 31, 2001, the Company recorded approximately $148.8 million of impairment charges to reflect other-than-temporary impairment related to its available-for-sale securities. These charges primarily consisted of approximately $49.3 million, $38.7 million, $29.3 million and $25.4 million of impairment charges related to the Company's holdings of Hollywood Entertainment, Marketing Services Group, Inc., Netcentives, Inc., and Divine, respectively.

   In January 2001, AltaVista Company (AltaVista), a majority-owned subsidiary of the Company, sold its subsidiary, Raging Bull, Inc., and recorded a net pre-tax loss of approximately $95.9 million. Also, in December 2000, AltaVista recorded a pre-tax gain of approximately $19.8 million on the sale of a real estate holding.

D.  Gains on Issuance of Stock by Subsidiaries

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

E.  Impairment of Long-Lived Assets

   The Company records impairment charges as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. Management determines fair value of goodwill and certain other intangible assets based on a combination of the discounted cash flow methodology, which is based upon converting expected cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the Company. The market

                          CMGI, INC. AND SUBSIDIARIES
price multiples are selected and applied to the Company based on the relative performance, future prospects and risk profile of the Company in comparison to the guideline companies. Management predominantly utilizes third-party valuation reports in its determination of fair value. Management predominantly determines fair value of other long-lived assets, such as property and equipment, based on third party valuation reports.

   During the first quarter of fiscal year 2002, the Company recorded long-lived asset impairment charges of approximately $36.6 million. These charges included asset impairment charges of $27.4 million and $6.5 million related to the purchase of certain leased equipment previously held under operating and capital leases by NaviSite, Inc. (NaviSite) and AltaVista Company (AltaVista), respectively (see Note L). The Company also recorded approximately $2.8 million related to impairment of customer base and workforce in place intangible assets at Tallan, Inc. (Tallan).

   During the second quarter of fiscal year 2002, the Company recorded long-lived asset impairment charges totaling approximately $11.3 million. NaviSite recorded long-lived asset impairment charges of approximately $7.2 million related to: (1) the purchase of certain equipment in excess of fair market value that was previously held under operating leases; (2) the modification of payment terms of certain operating leases that resulted in above market capital leases; and (3) the identification of certain leased assets that will not provide future value and (4) the identification of obsolete equipment and software and for equipment no longer on hand. AltaVista recorded long-lived asset impairment charges totaling approximately $1.1 million related to an adjustment of a previously recorded impairment charge recorded by AltaVista as part of its agreement with Compaq Financial Services Corporation to purchase certain equipment that it had previously leased under operating and capital lease agreements. Tallan recorded an impairment of long-lived assets charge totaling approximately $0.6 million resulting from the carrying value of certain other intangible assets, specifically the workforce in place as of the acquisition date, exceeding their estimated fair value at January 31, 2002. The Company also recorded an impairment charge of approximately $2.3 million resulting from a write-off of certain assets which are no longer being utilized by the Company, primarily software and consulting fees capitalized in the development of software for internal use, computer equipment and furniture and fixtures, at the Company's headquarters.

   During the first quarter of fiscal 2001, the Company recorded long-lived asset impairment charges totaling approximately $69.6 million. Subsequent to October 31, 2000, CMGI announced its decisions to exit the businesses conducted by its subsidiaries iCAST Corporation (iCAST) and 1stUp.com Corporation (1stUp). In connection with these decisions, management determined that the carrying value of certain intangible assets, principally goodwill, were permanently impaired and recorded impairment charges of approximately $3.6 million and $23.3 million related to iCAST and 1stUp, respectively. The Company also recorded other long-lived asset impairment charges during the first quarter of fiscal 2001 totaling approximately $42.7 million, consisting primarily of $16.8 million related to intangible assets of Engage, $8.9 million related to intangible assets of MyWay.com Corporation (MyWay), and $10.1 million related to intangible assets of AdForce, Inc. (AdForce), a subsidiary of ProvisionSoft, Inc. (ProvisionSoft, formerly CMGion, Inc.), a subsidiary of the Company.

   During the second quarter of fiscal 2001, the Company recorded long-lived asset impairment charges totaling approximately $2.0 billion. Each of the companies for which impairment charges were recorded in the second quarter had experienced declines in operating and financial metrics over the previous several quarters in comparison to the metrics forecasted at the time of their respective acquisitions. The impairment analysis considered that these companies were recently acquired during the time period from August 1999 to March 2000

                          CMGI, INC. AND SUBSIDIARIES
and that the intangible assets recorded upon acquisition of these companies were generally being amortized over a three-year useful life. However, sufficient monitoring was performed over the course of the prior several quarters and the companies had each completed an operating cycle since acquisition. This monitoring process culminated with impairment charges for these companies in the second quarter. The amount of the impairment charge was determined by comparing the carrying value of goodwill and certain other intangible assets to fair value at January 31, 2001. The discount rates used as of January 31, 2001 ranged from 20% to 25%. These discount rates were determined by an analysis of the risks associated with certain goodwill and other intangible assets. The resulting net cash flows to which the discount rates were applied were based on management's estimates of revenues, operating expenses and income taxes from the assets with identified impairment indicators.

   As a result of sequential declines in operating results, primarily due to the continued weak overall demand for on-line advertising and marketing services and changes in business strategies, management determined that the carrying value of goodwill and certain other intangible assets of Engage, yesmail.com, inc. (Yesmail), AdForce, and AltaVista should be adjusted. Accordingly, the Company recorded impairment charges of approximately $524.1 million, $350.6 million, $241.8 million and $862.6 million, respectively, totaling $1.98 billion during the second quarter of fiscal 2001 to adjust the carrying value of these intangible assets. Also during the second quarter of fiscal 2001, CMGI announced its decision to cease funding of ExchangePath, LLC (ExchangePath). In connection with this decision, management determined that the carrying value of certain intangible assets of ExchangePath, principally goodwill, were permanently impaired and recorded impairment charges in the quarter ended January 31, 2001 of approximately $5.7 million. The Company also recorded other impairment charges during the second quarter of fiscal 2001 totaling approximately $13.8 million primarily related to certain intangible assets of Tallan.

F.  Restructuring Charges

   During the six months ended January 31, 2002, the Company recorded net restructuring charges totaling approximately $12.2 million in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, EITF Issue No. 95-3 and Staff Accounting Bulletin No. (SAB) 100.

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

   During the first quarter of fiscal year 2002, Engage incurred approximately $12.5 million of restructuring charges, which were primarily a result of the closing of its on-line advertising operations and its implementation of a restructuring plan designed to reduce its corporate overhead costs through reductions in the size of its staff. The closing of the on-line advertising business resulted in severance costs resulting from the termination of approximately 232 employees and contract termination costs in connection with the costs to exit facility and equipment leases. Also during the first quarter of fiscal year 2002, AltaVista incurred restructuring charges of approximately $10.0 million, which were primarily a result of a change in its business strategy from one that focused on on-line advertising to one that focuses on enterprise search software. The restructuring charges were

                          CMGI, INC. AND SUBSIDIARIES
primarily related to severance costs in connection with a reduction in the workforce of approximately 120 persons, costs associated with the closing of its Irving, California office location, and the write-off of an information systems software package. In addition, MyWay incurred approximately $5.9 million in restructuring charges primarily related to the write-off of property and equipment, as well as the termination of customer and vendor contracts. Tallan incurred restructuring charges of approximately $4.0 million which primarily related to severance costs associated with a reduction in the workforce of approximately 72 persons, as well as costs associated with the closing of five office locations. NaviPath, Inc. (NaviPath) incurred restructuring charges of approximately $3.1 million which primarily related to severance costs and legal and other professional fees incurred in connection with the cessation of its operations. The Company also recorded approximately $2.2 million primarily related to the write-off of property and equipment and costs incurred to exit facility leases in Europe.

   During the three months ended October 31, 2001, the Company settled certain vendor and customer contractual obligations for amounts less than originally anticipated. As a result, the Company recorded a restructuring adjustment of approximately $20.5 million to the accrued restructuring balance of July 31, 2001, primarily related to payments by NaviPath to terminate purchase commitments and service contracts for amounts less than originally estimated.

   During the three months ended January 31, 2002, the Company recorded approximately $2.0 million in restructuring expenses primarily related to AltaVista, MyWay and its corporate headquarters. AltaVista incurred restructuring charges of approximately $0.8 million primarily related to the write-off of fixed assets resulting from AltaVista's decision to shut-down its European data center. MyWay incurred restructuring expenses of $0.4 million related to the termination of certain customer and vendor contracts in connection with the cessation of its operations. The restructuring charge incurred at the Company's headquarters of approximately $0.6 million related to severance costs resulting from the termination of approximately 70 employees as part of a plan to reduce Corporate overhead costs.

   During the three months ended January 31, 2002, the Company settled certain vendor and customer contractual obligations for amounts less than originally anticipated and recorded a reversal of previously recorded restructuring expense. This resulted in restructuring adjustments of approximately $7.4 million primarily related to settlements negotiated by NaviPath, Engage, Tribal Voice, Inc., a subsidiary of ProvisionSoft, MyWay and CMG@Ventures, Inc. with their respective customers and vendors for amounts less than originally estimated.

   The following tables summarize the activity in the restructuring accrual included as a component of accrued expenses from July 31, 2001 through January 31, 2002:

                                                  Employee
                                                  Related  Contractual    Asset
                                                  Expenses Obligations Impairments  Total
                                                  -------- ----------- ----------- --------
                                                                (in thousands)
Accrued restructuring balance at July 31, 2001... $ 4,168   $ 91,384    $     --   $ 95,552
Q1 Restructuring.................................   5,916     13,621      18,589     38,126
Q2 Restructuring.................................   1,140        235         662      2,037
Restructuring adjustments........................      --    (27,933)         --    (27,933)
Cash charges.....................................  (8,426)   (27,620)         --    (36,046)
Non-cash charges.................................      --    (10,964)    (19,251)   (30,215)
                                                  -------   --------    --------   --------
Accrued restructuring balance at January 31, 2002 $ 2,798   $ 38,723    $     --   $ 41,521
                                                  =======   ========    ========   ========

                          CMGI, INC. AND SUBSIDIARIES

   The Company anticipates that the remaining restructuring charges will be settled by March 2004. It is expected the payments of employee-related expenses will be substantially complete within three months. The remaining contractual obligation payments are primarily related to facilities and equipment lease obligations.

   The net restructuring charges (benefits) for the three and six month periods ended January 31, 2002 and 2001 would have been allocated as follows had the Company recorded the expense and adjustment within the functional department of the restructured activities:

                                   Three Months Ended  Six Months Ended
                                      January 31,        January 31,
                                   ------------------ ------------------
                                     2002      2001     2002      2001
                                   -------   -------- --------  --------
                                              (in thousands)
        Cost of revenue........... $(5,834)  $ 39,670 $(15,122) $ 40,168
        Research and development..     110     11,356    3,423    12,958
        Selling...................     584     14,976    8,646    20,920
        General and administrative    (238)    34,029   15,283    34,826
                                   -------   -------- --------  --------
                                   $(5,378)  $100,031 $ 12,230  $108,872
                                   =======   ======== ========  ========

G.  Segment Information

   Based on the information provided to the Company's chief operating decision maker for purposes of making decisions about allocating resources and assessing performance, the Company's operations have been classified in three operating segments that are strategic business units offering distinctive products and services that are marketed through different channels.

   The Company previously reported five operating segments: i) Interactive Marketing, ii) eBusiness and Fulfillment, iii) Search and Portals, iv) Infrastructure and Enabling Technologies, and v) Internet Professional Services. As a result of the cessation of operations, sale or other disposition of several subsidiaries and restructuring efforts at several of the remaining subsidiaries, the Company has realigned its operating segments and now reports three operating segments: i) Enterprise Software and Services (which consists of Engage, Yesmail, AltaVista, ProvisionSoft, Equilibrium Technologies, Inc. (Equilibrium) and Tallan) ii) eBusiness and Fulfillment (which consists of SalesLink Corporation (SalesLink), uBid, Inc. (uBid) and the historical results of Signatures SNI, Inc., until the sale of the Company's majority interest in February 2001), iii) Managed Application Services (which consists of NaviSite, and the historical results of NaviPath, ExchangePath and 1stUp until the cessation of their operations in January 2002, January 2001 and December 2000, respectively, and Activate.Net Corporation (Activate), until its sale in September 2001). The Other segment represents certain corporate marketing and administrative expenses and the Company's venture capital arm which invests in companies involved in various aspects of the Internet.

   In addition to its three current operating segments, the Company continues to report a Portals (formerly Search and Portals) segment that consists of the operations of MyWay and iCAST, as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company's current reporting segments. In the second quarter of fiscal year 2001, management announced its decision to cease funding the operations of iCAST, and in the second quarter of fiscal 2002, the Company's management announced its decision to cease funding the operations of MyWay. Accordingly, the historical results of these companies will continue to be reported in the Portals segment as will any residual results from operations that exist through the cessation of operations. Prior to the realignment of the business and the reporting segments, the Search and Portals segment also included the results of AltaVista. For comparative purposes, the historical results of AltaVista for all periods presented have been reclassified to the Enterprise Software and Services segment.

                          CMGI, INC. AND SUBSIDIARIES

   Management evaluates segment performance based on segment net revenue, operating income (loss) and "pro forma operating income (loss)", which is defined as the operating income (loss) excluding net charges related to in-process research and development, depreciation, long-lived asset impairment, restructuring and amortization of intangible assets and stock-based compensation.

   Summarized financial information of the Company's operations by business segment is as follows:

                                            Three Months Ended       Six Months Ended
                                                January 31,             January 31,
                                          ----------------------  ----------------------
                                            2002        2001        2002        2001
                                          ---------  -----------  ---------  -----------
                                                          (in thousands)
Net revenue:
   Enterprise Software and Services...... $  40,063  $   116,295  $  85,177  $   257,704
   eBusiness and Fulfillment.............   154,193      181,795    286,891      362,327
   Managed Application Services..........    13,035       31,598     33,089       61,804
   Portals (formerly Search and Portals).     3,512        5,274      6,325       11,177
   Other.................................        --           --         --           --
                                          ---------  -----------  ---------  -----------
                                          $ 210,803  $   334,962  $ 411,482  $   693,012
                                          =========  ===========  =========  ===========

Operating income (loss):
   Enterprise Software and Services...... $ (50,324) $(2,617,595) $(154,922) $(3,263,862)
   eBusiness and Fulfillment.............   (41,036)     (39,003)   (81,779)     (79,597)
   Managed Application Services..........   (22,093)    (108,373)   (62,189)    (219,252)
   Portals (formerly Search and Portals).     1,500      (75,954)    (6,296)    (152,839)
   Other.................................   (15,147)     (23,768)   (28,989)     (45,863)
                                          ---------  -----------  ---------  -----------
                                          $(127,100) $(2,864,693) $(334,175) $(3,761,413)
                                          =========  ===========  =========  ===========
Pro forma operating income (loss):
   Enterprise Software and Services...... $ (13,693) $   (79,433) $ (40,865) $  (175,216)
   eBusiness and Fulfillment.............    (8,611)      (4,272)   (16,734)      (6,398)
   Managed Application Services..........   (10,127)     (72,271)   (31,867)    (140,522)
   Portals (formerly Search and Portals).       913      (12,635)      (293)     (37,841)
   Other.................................   (10,882)     (22,884)   (20,749)     (42,916)
                                          ---------  -----------  ---------  -----------
                                          $ (42,400) $  (191,495) $(110,508) $  (402,893)
                                          =========  ===========  =========  ===========

H.  Earnings Per Share

   The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Approximately 4.8 million and 10.5 million weighted average common stock equivalents and approximately 9.8 million and 9.6 million shares representing the weighted average effect of assumed conversion of convertible preferred stock were excluded from the denominator in the diluted loss per share calculation for the three months ended January 31, 2002 and 2001, respectively. Approximately 4.6 million and 10.4 million weighted average common stock equivalents and approximately 9.6 million and 9.6 million shares representing the weighted average effect of assumed conversion of convertible preferred stock were excluded from the denominator in the diluted loss per share calculation for the six months ended January 31, 2002 and 2001, respectively.

                          CMGI, INC. AND SUBSIDIARIES

   If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from net income (loss) the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial for the three and six months ended January 31, 2002 and 2001.

I.  Comprehensive Income (Loss)

   The components of comprehensive income (loss), net of income taxes, are as follows:

                                                      Three Months Ended     Six Months Ended
                                                         January 31,            January 31,
                                                     -------------------  ----------------------
                                                      2002      2001        2002        2001
                                                     ------- -----------  ---------  -----------
                                                                    (in thousands)
Net income (loss)................................... $15,203 $(2,537,674) $(209,601) $(3,174,238)
Net unrealized holding gain (loss) arising during
  period............................................   6,113     (94,075)   (27,987)    (547,193)
Reclassification adjustment for net loss realized in
  net income (loss).................................   3,489      18,259     13,044       10,687
                                                     ------- -----------  ---------  -----------
Comprehensive income (loss)......................... $24,805 $(2,613,490) $(224,544) $(3,710,744)
                                                     ======= ===========  =========  ===========

J.  Condensed Consolidated Statements of Cash Flows Supplemental Information

                                                  Six Months Ended
                                                    January 31,
                                                  ----------------
                                                    2002    2001
                                                  -------  -------
                                                   (in thousands)
             Cash paid during the period for:
                Interest......................... $   755  $ 4,260
                                                  =======  =======
                Income taxes..................... $   772  $15,866
                                                  =======  =======
             Cash received during the period for:
                Federal income tax refund........ $13,975  $    --
                                                  =======  =======

   During the six months ended January 31, 2002, significant non-cash investing activities included the following transactions:

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

   Effective August 1, 2001, the Company's subsidiary, NaviSite, restructured certain operating lease agreements with Compaq Financial Services Corporation
(CFS), a wholly owned subsidiary of Compaq (see Note L).

                          CMGI, INC. AND SUBSIDIARIES

   In October 2001, the Company's affiliate, CMG@Ventures I, LLC distributed approximately 1.7 million shares of Terra Networks, S.A. stock to certain of its profit members. In November 2001, the Company's affiliates, CMG@Ventures I, LLC and CMG@Ventures II, LLC, distributed the following shares to certain of their respective profit members: approximately 1.2 million shares of Terra Networks stock, approximately 574,000 shares of Yahoo! common stock, approximately 257,000 shares of Vicinity Corporation common stock, approximately 178,000 shares of Kana Communications, Inc. common stock, approximately 106,000 shares of Ventro Corporation common stock, approximately 80,000 shares of Hollywood Entertainment common stock, approximately 66,000 shares of Critical Path, Inc. common stock, approximately 44,000 shares of Amazon.com, Inc. common stock, approximately 12,000 shares of PTEK Holdings, Inc. common stock and approximately 3,000 shares of MarchFirst, Inc. common stock. Certain portions of these distributions were made to David Wetherell, CMGI's Chairman and former Chief Executive Officer, in his capacity as a profit member of CMGI@Ventures I, LLC and CMG@Ventures II, LLC. These distributions resulted in a reduction in "Other assets" and "Minority interest" in the accompanying condensed consolidated balance sheets.

   In November 2001, the Company retired its $220.0 million in face amounts of notes payable due to Compaq (see Note L).

   Also in November 2001, the Company repurchased all of the outstanding shares of its Series C Convertible Preferred Stock (see Note M).

K.  Derivative Financial Instruments

   In April 2000, the Company entered into a borrowing arrangement that hedged a portion of the Company's investment in common stock of Yahoo!. Under the terms of the contract, the Company agreed to deliver, at its discretion, either cash or Yahoo! common stock in three separate tranches, with maturity dates ranging from August 2000 to February 2001. The Company executed the first tranche in April 2000 and received approximately $106.4 million. The Company subsequently settled this tranche through the delivery of 581,499 shares of Yahoo! common stock in August 2000. In May 2000, the Company received approximately $68.5 million and $5.7 million upon the execution of the second and third tranches, respectively. The Company settled the second tranche for cash totaling approximately $33.6 million in October 2000. The Company settled the third tranche through the delivery of 47,684 shares of Yahoo! common stock in February 2001. In November 2000, the Company entered into a new agreement to hedge the Company's investment in 581,499 shares of Yahoo! common stock. The Company received approximately $31.5 million of cash in connection with this new agreement. Under the terms of the new contract, the Company delivered 581,499 shares of Yahoo! common stock on August 1, 2001, and recognized a pre-tax gain in the condensed consolidated statement of operations of approximately $53.9 million. The net gain is included in "Other gains (losses), net".

L. Agreements with Compaq Computer Corporation and Compaq Financial Services Corporation

   In October 2001, the Company and its majority-owned subsidiaries, AltaVista and NaviSite, entered into agreements with Compaq, a significant stockholder of CMGI, and Compaq's wholly owned subsidiary, CFS. NaviSite purchased and recorded equipment from CFS effective August 1, 2001, with a fair market value of $9.6 million, previously leased by NaviSite under operating lease agreements expiring through 2003, in exchange for a note payable of approximately $35.0 million. Accordingly, as the fair value of the equipment, based on a preliminary independent appraisal, was less than the associated debt obligation, NaviSite recorded an impairment charge on long-lived assets in the first quarter of fiscal 2002 of approximately $25.4 million. The $35.0 million due to CFS was executed in the form of a convertible note payable to CFS in the total amount of $55.0 million on November 8, 2001, as described below.

                          CMGI, INC. AND SUBSIDIARIES

   Additionally, under the terms of these agreements, AltaVista agreed to purchase certain equipment that it had previously leased from CFS under operating and capital lease agreements in exchange for a cash payment of $20.0 million. Based on an independent appraisal, the fair market value of the equipment was determined to be $7.9 million. As the fair market value of the equipment was less than the sum of the cash payment and the carrying value of the equipment under capital lease agreements, net of the remaining obligations, AltaVista recorded an impairment charge on long-lived assets in fiscal year 2002 of approximately $7.6 million. On November 8, 2001, AltaVista completed and recorded the purchase of this equipment.

   In November 2001, as part of the agreement with CFS, NaviSite received $20.0 million in cash from CFS in exchange for a six-year convertible note payable. This note, which also relates to the $35.0 million equipment purchase described above, bears interest at 12% and requires payment of interest only for the first three years from the date of issuance. A portion of the interest payable to CFS in the first two years may be paid in NaviSite common stock. Principal and interest payments are due on a straight-line basis commencing in year four until maturity on the sixth anniversary from the issuance date. The convertible note payable is secured by substantially all assets of NaviSite and cannot be prepaid. The principal balance may be converted into NaviSite common stock at the option of the holder at any time prior to maturity at a conversion rate of $0.26 per share. The conversion rate of $0.26 results in beneficial conversion rights for CFS. The intrinsic value of the beneficial conversion rights amounted to approximately $36.0 million which has been reflected as a reduction of the carrying value of the convertible notes payable and will be amortized into interest expense over the life of the notes. As of January 31, 2002, approximately $1.4 million has been amortized into interest expense. Should CFS convert its note payable into NaviSite's common stock, CFS would own a controlling interest in NaviSite.

   In November 2001, as part of these agreements, Compaq agreed to deem the Company's $220.0 million in face amounts of notes payable, plus the accrued interest thereon, paid in full in exchange for $75.0 million in cash, approximately 4.5 million shares of CMGI common stock and CMGI's 49% ownership interest in its affiliate, B2E Solutions, LLC, of which Compaq had previously owned the remaining 51%. As a result, the Company recorded an extraordinary gain of approximately $133.1 million related to the extinguishment of the Company's $220.0 million in face amounts notes payable to Compaq. The gain was calculated as the difference between the carrying value of the notes payable plus accrued interest thereon, less the carrying value of the consideration exchanged. The carrying value of the consideration approximated fair market value at the date of the transaction.

M.  Retirement of Series C Convertible Preferred Stock

   In November 2001, the Company repurchased of all the outstanding shares of its Series C Convertible Preferred Stock (Series C Preferred Stock) pursuant to privately negotiated stock exchange agreements with the holders of the Series C Preferred Stock. Under these agreements, the Company repurchased all of the outstanding shares of its Series C Preferred Stock for aggregate consideration consisting of approximately $100.3 million in cash, approximately 34.7 million shares of the Company's common stock, and an obligation to deliver, no later than December 2, 2002, approximately 448.3 million shares of PCCW stock.

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

                          CMGI, INC. AND SUBSIDIARIES

   As a result of this transaction, the Company recognized an increase in the stockholders' equity section of the accompanying condensed consolidated balance sheets of approximately $63.5 million. The gain was calculated as the difference between the carrying value of the Series C Preferred Stock less the carrying value of the consideration exchanged at the date of the transaction. The carrying value of the consideration exchanged approximated fair market value at the date of the transaction. Additionally, the Company has reclassified its investment in PCCW shares from "Other assets" to "Trading security" and, in accordance with SFAS No. 115, recognized a pre-tax gain in the condensed consolidated statements of operations of approximately $19.6 million. The liability related to the obligation to deliver the PCCW stock is carried at market value and has been classified as a current note payable in the accompanying condensed consolidated balance sheets. Changes in market value of this note payable are recorded through "interest expense" and offset any changes in the market value of the PCCW stock, which are reflected in "Other gains (losses), net," resulting in no net impact in the accompanying condensed consolidated statements of operations.

N.  Contingencies

   In December 1999, Neil Braun, a former officer of iCAST Corporation, a wholly owned subsidiary of the Company ("iCAST"), filed a complaint in United States District Court, Southern District of New York naming the Company, iCAST and David S. Wetherell as defendants. In the complaint, Mr. Braun alleged breach of contract regarding his termination from iCAST and claimed that he was entitled to acceleration of options to purchase CMGI common stock and iCAST common stock, upon his termination, under contract and promissory estoppel principles. Mr. Braun also claimed that, under quantum meruit principles, he was entitled to lost compensation. Mr. Braun sought damages of approximately $50 million and requested specific performance of the acceleration and exercise of options. In August 2001, the Court (i) granted summary judgment dismissing Mr. Wetherell as a defendant and (ii) granted summary judgment, disposing of Mr. Braun's contract claim. In February 2002, the Court granted summary judgment disposing of Mr. Braun's promissory estoppel claim. Trial on the quantum meruit claim began in March 2002 and on March 11, 2002, the jury returned a verdict in favor of Mr. Braun and against the Company in the amount of $113,482.24. As to iCAST, the jury found that Mr. Braun had not proven his claim. The Company has filed a motion for directed verdict, which motion seeks to set aside the jury verdict against the Company. The period for post-trial motions or an appeal with respect to these decisions has not expired and, accordingly, Mr. Braun may seek to pursue such procedures.

   In August 2001, Jeffrey Black, a former employee of AltaVista, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of the termination of Mr. Black's employment with AltaVista. As set forth in the complaint, Mr. Black is seeking monetary damages in excess of $70 million. The Company and AltaVista each believe these claims are without merit and plan to vigorously defend against these claims. In March 2002, the Company and AltaVista filed a petition with the court to compel arbitration in Boston, Massachusetts and to stay the action.

   On February 26, 2002, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, Engage and the individual members of the Board of Directors of Engage (David S. Wetherell, George A. McMillan, Christopher M. Cuddy, Edward M. Bennett and Peter J. Rice). The complaint alleges, among other things, breaches of fiduciary duties by the Company and the individual defendants, and violations of Delaware law. The complaint requests, among other things, that the court (i) enjoin Engage from effecting a proposed reverse stock split, (ii) enjoin the issuance of shares of Engage common stock to the Company upon conversion of promissory notes previously issued by Engage to the Company, (iii) award rescissory relief if the reverse stock split and stock issuances are consummated, and (iv) award the plaintiff

                          CMGI, INC. AND SUBSIDIARIES
compensatory damages, attorneys' fees and expenses. On February 28, 2002, the Delaware Court of Chancery denied a request by the plaintiffs for the scheduling of a preliminary injunction hearing, and denied a request to allow expedited discovery in the lawsuit. The Company and Engage each believe these claims are without merit and plan to vigorously defend against these claims.

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

Basis of Presentation

   The Company previously reported five operating segments: i) Interactive Marketing, ii) eBusiness and Fulfillment, iii) Search and Portals, iv) Infrastructure and Enabling Technologies, and v) Internet Professional Services. As a result of the cessation of operations, sale or other disposition of several subsidiaries and restructuring efforts at several of the remaining subsidiaries, the Company has realigned its operating segments and now reports three operating segments: i) Enterprise Software and Services (which consists of Engage, (Engage, Inc.), yesmail.com, Inc. (Yesmail), AltaVista Company (AltaVista), ProvisionSoft, Inc. (ProvisionSoft, formerly CMGion), Equilibrium Technologies, Inc. (Equilibrium) and Tallan, Inc. (Tallan) ii) eBusiness and Fulfillment (which consists of SalesLink Corporation (SalesLink), uBid, Inc.
(uBid) and the historical results of Signatures SNI, Inc., (Signatures) until the sale of the Company's majority interest in February 2001), iii) Managed Application Services (which consists of NaviSite, Inc. (NaviSite) and the historical results of NaviPath, Inc. (NaviPath), ExchangePath LLC (ExchangePath) and 1stUp.com Corporation (1stUp) until the cessation of their operations in January 2002, January 2001 and December 2000, respectively, and Activate.Net Corporation (Activate), until its sale in September 2001). The Other segment represents certain corporate marketing and administrative expenses and the Company's venture capital arm which invests in companies involved in various aspects of the Internet.

   In addition to its three current operating segments, the Company continues to report a Portals (formerly Search and Portals) segment that consists of the operations of MyWay and iCAST, as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company's current reporting segments. In the second quarter of fiscal year 2001, management announced its decision to cease funding the operations of iCAST, and in the second quarter of fiscal 2002, the Company's management announced its decision to cease funding the operations of MyWay. Accordingly, the historical results of these companies will continue to be reported in the Portals segment, as will any residual results from operations that exist through the cessation of operations. Prior to the realignment of the business and the reporting segments, the Portals segment also included the results of AltaVista. For comparative purposes, the historical results of AltaVista for all periods presented have been reclassified to the Enterprise Software and Services segment.

   In accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by CMGI exclude the effect of transactions between CMGI's subsidiaries.

  Three months ended January 31, 2002 compared to three months ended January 31, 2001

  Net Revenue:

                                 Three Months           Three Months
                                    Ended     As a % of    Ended     As a % of
                                 January 31,  Total Net January 31,  Total Net
                                     2002      Revenue      2001      Revenue  $ Change   % Change
                                 ------------ --------- ------------ --------- ---------  --------
                                                          (in thousands)
Enterprise Software and Services   $ 40,063       19%     $116,295       35%   $ (76,232)   (66)%
eBusiness and Fulfillment.......    154,193       73%      181,795       54%     (27,602)   (15)%
Managed Application Services....     13,035        6%       31,598        9%     (18,563)   (59)%
Portals.........................      3,512        2%        5,274        2%      (1,762)   (33)%
Other...........................         --       --            --       --           --     --
                                   --------               --------             ---------
   Total........................   $210,803      100%     $334,962      100%   $(124,159)   (37)%
                                   ========      ===      ========      ===    =========    ===

   The decrease in net revenue for the three months ended January 31, 2002 as compared to the same period of the prior year was primarily a result of the effects of the sale or cessation of operations of several companies in fiscal 2001 and to a lesser extent decreased net revenue at existing companies during the second quarter of fiscal year 2002.

   The decrease in net revenue within the Enterprise Software and Services segment was primarily due to significant decreases at Engage, AltaVista and Tallan. The decrease in net revenue at Engage was primarily due to the continued softness in the on-line advertising market which led to the decision by Engage to exit its on-line advertising business during the first quarter of fiscal year 2002. Engage also experienced a slight decrease in service revenue as compared to the second quarter of fiscal 2001. The decrease was partially offset by an increase in license revenue at Engage related to its AdManager and Content Server software. The decrease in net revenue at AltaVista was due to continued softness in the on-line advertising market, slightly offset by an increase in its software license revenue. During the second half of fiscal 2001, AltaVista made changes in its business strategy from one that focused on on-line advertising to one that focuses on enterprise search software. The decrease in net revenue at Tallan was due to continued softness in the custom programming segment of information technology services. The decline in the custom programming segment of information technology service resulted in a decrease of billable rates at Tallan, as well as a reduction in scope of a number of projects prior to the beginning of fiscal year 2002.

   The decrease in net revenue within the eBusiness and Fulfillment segment was primarily the result of the impact of the sale of the Company's majority interest in Signatures in February 2001 and decreased net revenue at SalesLink and uBid. Net revenue at SalesLink declined as a result of the decline in volume within its supply chain management business from two significant customers and a decline in its literature distribution business due to seasonality and the loss of two significant customers. Net revenue at uBid decreased primarily as a result of an increase in drop shipment sales as a percent of total sales during the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001. Drop shipment sales result in uBid recording its net fee on the transaction as revenue as opposed to direct shipment of uBid's inventory, which result in uBid recording the gross merchandise sale as revenue.

   The decrease in net revenue within the Managed Application Services segment was primarily due to the cessation of operations at 1stUp and NaviPath, the sale of Activate in September 2001, and a decrease in revenue at NaviSite due primarily to an approximate 57% decrease in its customer base as compared to the same period in the prior year.

   The decrease in net revenue within the Portals segment was primarily due to the cessation of operations of iCAST in fiscal 2001 and MyWay during the second quarter of fiscal year 2002.

   The Company expects consolidated net revenue to remain flat over the next two quarters primarily as a result of seasonality within the eBusiness and Fulfillment segment. Beyond that time period, the Company expects its net revenue to increase as a result of new product and service offerings and revenue growth from the Company's existing products and services.

  Cost of Revenue:

                                 Three Months             Three Months
                                    Ended      As a % of     Ended      As a % of
                                 January 31,  Segment Net January 31,  Segment Net
                                     2002       Revenue       2001       Revenue   $ Change   % Change
                                 ------------ ----------- ------------ ----------- ---------  --------
                                                            (in thousands)
Enterprise Software and Services   $ 17,968        45%      $ 70,698        61%    $ (52,730)   (75)%
eBusiness and Fulfillment.......    141,351        92%       162,204        89%      (20,853)   (13)%
Managed Application Services....     17,369       133%        67,033       212%      (49,664)   (74)%
Portals.........................      1,657        47%        10,583       201%       (8,926)   (84)%
Other...........................         --        --             --        --            --     --
                                   --------                 --------               ---------
   Total........................   $178,345        85%      $310,518        93%    $(132,173)   (43)%
                                   ========       ===       ========       ===     =========    ===

   Cost of revenue consisted primarily of expenses related to the cost of products purchased for sale or distribution. Additionally, cost of revenue included expenses related to the content, connectivity and production associated with delivering the Company's products and services. The Company's cost of revenue as a percentage of net revenue decreased to approximately 85% for the quarter ended January 31, 2002 from 93% in the same period of the prior fiscal year, primarily due to the shift in focus from lower margin on-line advertising business models to higher margin software business models at Engage and AltaVista, the sale of Activate and the effects of the cessation of operations of iCAST, 1stUp, ExchangePath, NaviPath and MyWay during fiscal 2001 and 2002.

   Cost of revenue as a percentage of net revenue within the Enterprise
Software and Services segment decreased to approximately 45% for the quarter ended January 31, 2002 from approximately 61% in the same period of the prior year primarily due to lower costs at Engage as a result of its decision to cease operations of its lower margin on-line advertising business and to focus on its higher margin software business and by the shift in business strategy at AltaVista from one that focused on on-line advertising to one that focuses on enterprise search software. Additionally, equipment costs at AltaVista decreased by approximately $4.9 million versus the same period of the prior year as a result of AltaVista's agreement with Compaq Financial Services Corporation (CFS) to purchase certain equipment it had leased in the prior year.

   Cost of revenue as a percentage of revenue within the eBusiness and Fulfillment segment increased to approximately 92% from approximately 89% in the same period of the prior year primarily due to lower sales volume and decreased pricing of SalesLink's services within its supply chain management business, complications with the implementation of a new order management system at uBid and the deconsolidation of Signatures. The increase in cost of revenue as a percentage of net revenue at SalesLink was due to decreased pricing, increased depreciation and increased cost of shipping supplies and outside labor associated with the transition to its new distribution center in Memphis, Tennessee. The increase in cost of revenue as a percentage of revenue at uBid is primarily a result of higher inventory and inventory related costs due largely to technical difficulties encountered during the conversion to a new order management system and a new warehouse facility.

   Cost of revenue as a percentage of net revenue within the Managed Application Services segment decreased to approximately 133% from approximately 212% in the same period of the prior year, primarily as a result of the cessation of operations at 1stUp and NaviPath, the sale of Activate and reduced costs at NaviSite. The reduced costs at NaviSite were a result of lower labor costs realized through increased efficiencies and headcount reductions and reduced equipment expenses resulting from the restructuring of certain operating leases with

Compaq Financial Services Corporation (CFS) and other lessors.

   The decrease within the Portals segment was primarily due to the cessation of operations of iCAST and MyWay.

   The Company expects consolidated cost of revenue as a percentage of net revenue to decrease in future periods primarily as a result of the focus on higher margin products within the Enterprise Software and Services segment, the realization of the economic benefits of the new order management and warehouse systems at uBid, reduced inventory costs to be provided by uBid's equipment refurbishment center, which is scheduled to open in the third quarter of fiscal 2002.

  Research and Development Expenses:

                                 Three Months             Three Months
                                    Ended      As a % of     Ended      As a % of
                                 January 31,  Segment Net January 31,  Segment Net
                                     2002       Revenue       2001       Revenue   $ Change  % Change
                                 ------------ ----------- ------------ ----------- --------  --------
                                                            (in thousands)
Enterprise Software and Services   $11,735        29%       $34,660        30%     $(22,925)    (66)%
eBusiness and Fulfillment.......        --        --            180        --          (180)   (100)%
Managed Application Services....     1,945        15%         9,005        28%       (7,060)    (78)%
Portals.........................       548        16%         2,248        43%       (1,700)    (76)%
                                   -------                  -------                --------
   Total........................   $14,228         7%       $46,093        14%     $(31,865)    (69)%
                                   =======        ==        =======        ==      ========    ====

   Research and development expenses consisted primarily of personnel and related costs to design, develop, enhance, test and deploy the Company's products and services either prior to the development efforts reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. Research and development expenses decreased primarily due to the shift in business focus at Engage and AltaVista and the cessation of operations at ProvisonSoft's subsidiary, AdForce, iCAST, 1stUp, ExchangePath, NaviPath and MyWay and the sale of Activate.

   The decrease within the Enterprise Software and Services segment was primarily the result of a reduction of headcount related costs at Engage and management's restructuring initiatives at AltaVista. The decrease at AltaVista was primarily related to a reduction of headcount and facilities and equipment costs as a result of the reduction in the development efforts of the AltaVista portal site in connection with the change in focus from an on-line advertising and portal-based business model to an enterprise search software business model.

   The decrease within the Managed Application Services segment was primarily the result of the cessation of operations at 1stUp, ExchangePath and NaviPath, the sale of Activate and reduced costs at NaviSite related to a reduction in the usage of outside consultants combined with a reduction in headcount related expenses.

   The decrease within the Portals segment was primarily due to the cessation of operations of iCAST and MyWay.

   The Company recognizes that an investment in research and development is required to remain competitive, therefore consolidated research and development expenses may increase in future periods due to the continued development of its products and services.

  Selling Expenses:

                                 Three Months             Three Months
                                    Ended      As a % of     Ended      As a % of
                                 January 31,  Segment Net January 31,  Segment Net
                                     2002       Revenue       2001       Revenue   $ Change  % Change
                                 ------------ ----------- ------------ ----------- --------  --------
                                                            (in thousands)
Enterprise Software and Services   $19,254        48%       $ 80,804       69%     $(61,550)   (76)%
eBusiness and Fulfillment.......    13,705         9%         14,614        8%         (909)    (6)%
Managed Application Services....     2,502        19%         19,140       61%      (16,638)   (87)%
Portals.........................       252         7%          2,009       38%       (1,757)   (87)%
Other...........................       438        --           2,754       --        (2,316)   (84)%
                                   -------                  --------               --------
   Total........................   $36,151        17%       $119,321       36%     $(83,170)   (70)%
                                   =======        ==        ========       ==      ========    ===

   Selling expenses consisted primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, credit card processing fees, tradeshow expenses and travel costs. Certain costs related to fulfillment, including warehousing costs related to activities such as receiving goods and the picking and packing of goods for shipment within the Company's eBusiness and Fulfillment segment, are classified as selling expenses. Selling expenses decreased during the three months ended January 31, 2002 as compared to the same period of the prior year primarily due to headcount reductions, lower sales commissions as a result of lower net revenue, a reduction of marketing campaigns, the cessation of the operations of AdForce, ExchangePath, 1stUp, the closing of Engage's on-line advertising business, the sale of the Company's majority interest in Signatures and the sale of Activate.

   The decrease within the Enterprise Software and Services segment was primarily due to a decrease in headcount and associated sales commissions and the consolidation of office facilities at Engage resulting from the closing of its on-line advertising business and reductions in travel, consulting, advertising and trade show expenses for its remaining operations. The decrease in the segment is also due to a decrease in headcount and a reduction in scope of certain sales and marketing campaigns at AltaVista.

   The decrease in the eBusiness and Fulfillment segment was primarily the result of the sale of the Company's majority interest in Signatures, partially offset by increased credit card fees and warehousing and fulfillment costs at uBid.

   The decrease in the Managed Application Services segment was primarily the result of a decrease in headcount, sales commissions and a reduction of expenses for marketing programs, advertising and product literature at NaviSite, the cessation of the operations of NaviPath, ExchangePath and 1stUp and the sale of Activate.

   The decrease in the Portals segment was primarily the result of the cessation of the operations of MyWay and iCAST.

   The decrease in Other expenses was primarily the result of a reduction in corporate marketing department headcount and other costs associated with the Company's corporate marketing programs.

   The Company recognizes that an investment in the marketing of its products and services is required to remain competitive; therefore consolidated selling expenses may increase in future periods as the Company continues to create increased brand awareness of both its existing and new products and services. Additionally, the Company expects selling expenses to increase as a result of its purchase of the naming rights for the New England Patriots new football stadium to be known as CMGI Field.

  General and Administrative Expenses:

                                 Three Months             Three Months
                                    Ended      As a % of     Ended      As a % of
                                 January 31,  Segment Net January 31,  Segment Net
                                     2002       Revenue       2001       Revenue   $ Change  % Change
                                 ------------ ----------- ------------ ----------- --------  --------
                                                            (in thousands)
Enterprise Software and Services   $10,240         26%      $24,134         21%    $(13,894)   (58)%
eBusiness and Fulfillment.......     9,769          6%       10,526          6%        (757)    (7)%
Managed Application Services....     6,792         52%       15,720         50%      (8,928)   (57)%
Portals.........................       583         17%        3,901         74%      (3,318)   (85)%
Other...........................    12,153         --        20,961         --       (8,808)   (42)%
                                   -------                  -------                --------
   Total........................   $39,537         19%      $75,242         22%    $(35,705)   (47)%
                                   =======        ===       =======        ===     ========    ===

   General and administrative expenses consist primarily of compensation and related costs, facilities costs, bad debt expenses and fees for professional services. General and administrative expenses decreased during the three months ended January 31, 2002 as compared to the same period in the prior year primarily due to headcount reductions, the consolidation of office space, reduced information systems costs, the cessation of the operations of AdForce, ExchangePath, 1stUp, NaviPath and MyWay, the closing of the on-line advertising operations of Engage, the sale of the Company's majority interest in Signatures and the sale of Activate.

   The decrease in the Enterprise Software and Services segment was primarily the result of a decrease in headcount at Engage and AltaVista due to restructuring initiatives in fiscal 2001 and 2002. The decrease at Engage reflects reduced headcount related expenses and the consolidation of office facilities, primarily resulting from the closing of its on-line advertising business. The decrease at AltaVista reflects reduced information system costs, reduced headcount related costs and reduced costs resulting from the consolidation of office space.

   The decrease in the eBusiness and Fulfillment segment was primarily the result of the sale of the Company's majority interest in Signatures, partially offset by increased administrative overhead at uBid.

   The decrease in the Managed Application Services segment was primarily due to the cessation of operations at ExchangePath, 1stUp and NaviPath, the sale of Activate and reduced headcount related expenses at NaviSite.

   The decrease in the Portals segment was primarily the result of the cessation of the operations of MyWay and iCAST.

   The decrease in the Other expenses, which includes certain corporate administrative functions such as legal, finance and business development, was primarily the result of a decrease in headcount related costs as part of an overall effort to reduce spending across all Corporate administrative functions.

   The Company anticipates consolidated general and administrative expenses to decrease as the Company and its subsidiaries begin to realize the economic impact of the significant restructuring initiatives completed over the past several quarters and due to management's continued focus on cost containment and reduction.

  Amortization of Intangible Assets and Stock-Based Compensation:

                                 Three Months             Three Months
                                    Ended      As a % of     Ended      As a % of
                                 January 31,  Segment Net January 31,  Segment Net
                                     2002       Revenue       2001       Revenue   $ Change   % Change
                                 ------------ ----------- ------------ ----------- ---------  --------
                                                            (in thousands)
Enterprise Software and Services   $33,189        83%       $475,484       409%    $(442,295)    (93)%
eBusiness and Fulfillment.......    30,404        20%         33,274        18%       (2,870)     (9)%
Managed Application Services....        93         1%          7,745        25%       (7,652)    (99)%
Portals.........................        --        --          32,928       624%      (32,928)   (100)%
Other...........................        55        --              53        --             2       4%
                                   -------                  --------               ---------
   Total........................   $63,741        30%       $549,484       164%    $(485,743)    (88)%
                                   =======        ==        ========       ===     =========    ====

   Amortization of intangible assets and stock-based compensation consisted primarily of goodwill amortization expense related to acquisitions made during fiscal year 2000. Included within amortization of intangible assets and stock-based compensation expenses was approximately $0.4 million and $27.2 million of stock-based compensation for the three months ended January 31, 2002 and 2001, respectively. The overall decrease in amortization of intangible assets was primarily the result of intangible asset impairment charges recorded during fiscal 2001. These impairment charges reduced the carrying amounts of goodwill and other intangible assets to be amortized over their remaining useful lives.

   The decrease in the Enterprise Software and Services segment primarily resulted from impairment charges recorded during fiscal year 2001 related to certain intangible assets of Engage, Yesmail, AltaVista, AdForce, Equilibrium and Tallan.

   The decrease in the eBusiness and Fulfillment segment primarily resulted from a decrease in the amortization of stock-based compensation as a result of the sale of the Company's majority interest in Signatures.

   The decrease in the Managed Application Services segment primarily resulted from impairment charges recorded during fiscal year 2001 related to the cessation of operations at ExchangePath, as well as the sale of Activate in September 2001.

   The decrease in the Portals segment primarily resulted from impairment charges recorded during fiscal year 2001 related to certain intangible assets of iCAST and MyWay.

   The Company anticipates that the amortization of intangible assets and stock-based compensation will remain relatively constant through July 31, 2002, at which time the Company expects to adopt Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142. In accordance with these statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives.

  Impairment of Long-Lived Assets:

                                 Three Months             Three Months
                                    Ended      As a % of     Ended      As a % of
                                 January 31,  Segment Net January 31,  Segment Net
                                     2002       Revenue       2001       Revenue    $ Change    % Change
                                 ------------ ----------- ------------ ----------- -----------  --------
                                                             (in thousands)
Enterprise Software and Services   $ 1,724         4%      $1,992,781     1714%    $(1,991,057)   (100)%
eBusiness and Fulfillment.......        --        --               --       --              --     N/A
Managed Application Services....     7,227        55%           6,185       20%          1,042      17%
Portals.........................        --        --               --       --              --      --
Other...........................     2,328        --               --       --           2,328     100%
                                   -------                 ----------              -----------
   Total........................   $11,279         5%      $1,998,966      597%    $(1,987,687)    (99)%
                                   =======        ==       ==========     ====     ===========    ====

   The Company records impairment charges as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. Management determines fair value of goodwill and certain other intangible assets based on a combination of the discounted cash flow methodology, which is based upon converting expected cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the Company. The market price multiples are selected and applied to the Company based on the relative performance, future prospects and risk profile of the Company in comparison to the guideline companies. Management predominantly utilizes third-party valuation reports in its determination of fair value. Management predominantly determines fair value of other long-lived assets, such as property and equipment, based on third party valuation reports. As a result, during management's quarterly review of the value and periods of amortization and depreciation of long-lived assets, it was determined that the carrying value of certain long-lived assets was not fully recoverable. During the second quarter of fiscal year 2002, the Company recorded impairment charges totaling approximately $11.3 million.

   The impairment of long-lived assets charge recorded during the three months ended January 31, 2002 within the Enterprise Software and Services segment primarily reflects an asset impairment charge of approximately $1.1 million related to an adjustment of a previously recorded impairment charge recorded by AltaVista as part of its agreement to purchase certain equipment that it had previously leased under operating and capital lease agreements. Additionally, Tallan recorded an impairment of long-lived assets charge of approximately $0.6 million resulting from the carrying value of certain other intangible assets, specifically the workforce in place as of the acquisition date, exceeding their estimated fair value at January 31, 2002.

   The impairment on long-lived assets charge recorded during the three months ended January 31, 2002 within the Managed Application Services segment reflects an asset impairment charge at NaviSite. During the second quarter of fiscal year 2002, NaviSite incurred a $7.2 million charge related to (1) the purchase of certain equipment in excess of fair market value that was previously held under operating leases; (2) the modification of payment terms of certain operating leases that resulted in above market capital leases; and (3) the identification of certain leased assets that will not provide future value and
(4) the identification of obsolete equipment and software and for equipment no longer on hand.

   The impairment of long-lived asset charge recorded during the three months ended January 31, 2002 within the Other segment of approximately $2.3 million is due to a write-off of certain assets which are no longer being utilized by the Company at the Company's headquarters. These assets consist primarily of software and consulting fees capitalized in the development of software for internal use, computer equipment and furniture and fixtures.

   NaviSite is currently evaluating its business model and the manner in which it provides services. As a result of this evaluation, NaviSite may restructure its business, which could result in a change in its long-lived asset lives and may result in future impairment charges. The evaluation is in the preliminary stages and the outcome is uncertain at this point in time.

  Restructuring Charges (Benefits):

                                 Three Months             Three Months
                                    Ended      As a % of     Ended      As a % of
                                 January 31,  Segment Net January 31,  Segment Net
                                     2002       Revenue       2001       Revenue   $ Change   % Change
                                 ------------ ----------- ------------ ----------- ---------  --------
                                                            (in thousands)
Enterprise Software and Services   $(3,723)        (9)%     $ 55,329        48%    $ (59,052)   (107)%
eBusiness and Fulfillment.......        --         --             --        --            --     N/A
Managed Application Services....      (800)        (6)%       15,143        48%      (15,943)   (105)%
Portals.........................    (1,028)       (29)%       29,559       560%      (30,587)   (103)%
Other...........................       173         --             --        --           173     N/A
                                   -------                  --------               ---------
   Total........................   $(5,378)        (3)%     $100,031        30%    $(105,409)   (105)%
                                   =======        ===       ========       ===     =========    ====

   The Company's restructuring initiatives involved strategic decisions to exit certain businesses or to re-evaluate the current state of on-going businesses. Restructuring charges consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries to increase operational efficiencies, improve margins and further reduce expenses. Severance charges include employee termination costs as a result of a reduction in workforce and salary expense for certain employees involved in the restructuring efforts. Employees affected by the restructuring were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The asset impairment charges primarily relate to the write-off of property and equipment. During the three months ended January 31, 2002, the Company recorded a net restructuring benefit primarily as a result of the negotiation of settlements with vendors for amounts less than originally estimated.

   The net restructuring benefit recorded during the three months ended January 31, 2002 in the Enterprise Software and Services segment primarily related to charges of approximately $0.8 million at AltaVista, offset by a reversal of approximately $3.6 million and $1.0 million of previously recorded restructuring charges at Engage and Tribal Voice, Inc. (Tribal Voice), a subsidiary of ProvisionSoft. The restructuring charge recorded by AltaVista primarily related to the write-off of fixed assets resulting from AltaVista's decision to shut-down its European data center. The restructuring benefits recorded by Engage and Tribal Voice related to the favorable settlements of contractual obligations for amounts less than originally estimated.

   The net restructuring benefit recorded during the three months ended January 31, 2002 in the Managed Application Services segment primarily related to the settlement by NaviPath of certain customer and vendor contracts in connection with the cessation of its operations for amounts less than originally estimated.

   The net restructuring benefit recorded during the three months ended January 31, 2002 in the Portals segment primarily related to charges of approximately $0.4 million at MyWay, offset by a reversal of approximately $1.4 million of previously recorded restructuring charges at MyWay. The restructuring charge recorded by MyWay related to the termination of certain customer and vendor contracts in connection with the cessation of its business. This was offset by a restructuring benefit recorded at MyWay related to the termination of certain other customer and vendor contracts in connection with the cessation of its operations for amounts less than originally estimated.

   The net restructuring charge recorded during the three months ended January 31, 2002 in Other included a restructuring charge of approximately $0.6 million primarily related to severance costs resulting from the termination of approximately 70 employees as part of a plan to reduce Corporate overhead costs, partially offset by a restructuring benefit of approximately $0.5 million at CMG@Ventures related to the favorable negotiation of the termination of a real estate lease.

  Other Income/Expenses:

   There were no gains on issuance of stock by subsidiaries and affiliates in the second quarter of fiscal year 2002. Loss on issuance of stock by subsidiaries and affiliates in the three months ended January 31, 2001 primarily related to a pre-tax loss of approximately $3.7 million on the issuance of stock by Engage to employees as a result of stock option exercises.

   Other gains (losses), net decreased $58.8 million, or 77%, to $(18.1) million for the quarter ended January 31, 2002 from $(76.9) million for the same period in fiscal 2001. Other gains (losses), net for the quarter ended January 31, 2002 primarily consisted of a pre-tax loss of $15.5 million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates, a pre-tax loss of approximately $2.6 million on the sale of Divine, Inc. common stock, a pre-tax loss of approximately $0.8 million on the sale of Marketing Services Group, Inc. common stock and a pre-tax loss of approximately $1.7 million related to impairment charges taken on certain available-for-sale securities held by the Company. These losses were partially offset by a net pre-tax gain of approximately $2.9 million related to the change in market value of a trading security held by the Company. Other gains, (losses), net for the quarter ended January 31, 2001 primarily consisted of a pre-tax loss of $95.9 million on the sale of AltaVista's subsidiary, Raging Bull, and a pre-tax loss of approximately $58.6 million related to impairment charges taken on certain available-for-sale securities held by the Company. These losses were partially offset by a pre-tax gain of approximately $64.2 million on the sale of Terra Networks stock and a pre-tax gain of approximately $19.8 million on the sale of a real estate holding.

   Interest income decreased $16.6 million to $3.2 million for the three months ended January 31, 2002 from $19.8 million for the same period in fiscal 2001 as a result of the Company's lower average cash and cash equivalent balances and lower interest rates as compared to the same period of the prior year. Interest expense decreased $20.9 million to $(10.5) million for the second quarter of fiscal 2002 from $10.4 million for the same period in fiscal 2001, primarily due to a favorable fair market value adjustment of approximately $16.7 million related to the decrease in value of the obligation to the former holders of the Series C Preferred Stock and the retirement of the notes payable to Compaq in November 2001. These decreases were offset slightly by interest expense resulting from the obligation to the former holders of the Series C Preferred Stock and the amortization of the beneficial conversion feature of NaviSite's note payable to CFS.

   Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates decreased $12.5 million to $1.1 million for the three months ended January 31, 2002, from $13.6 million for the same period in fiscal 2001, primarily reflecting a decreased number of investments accounted for under the equity method compared to last year's second fiscal quarter. The Company expects its affiliate companies to continue to invest in the development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

   Minority interest, net decreased to $14.7 million for the three months ended January 31, 2002 from $250.9 million for the same period of fiscal 2001, primarily as a result of reduced losses at AltaVista and Engage. Minority interest for the second quarter of fiscal year 2002 primarily reflects the Company's minority interest in the net losses of three subsidiaries, Engage, AltaVista and NaviSite.

  Income Tax Expense (Benefit):

   For the three months ended January 31, 2002, the Company did not record any income tax expense, due to the projected income tax loss for the year. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimat of full year earnings.

  Extraordinary Item:

   During the three months ended January 31, 2002, the Company recorded an extraordinary gain of approximately $133.1 million related to the extinguishment of the Company's $220.0 million in face amounts of notes payable to Compaq. As part of an agreement between the Company and Compaq, Compaq agreed to deem the Company's $220.0 million in face amounts of notes payable, plus accrued interest thereon, paid in full in exchange for $75.0 million in cash, approximately 4.5 million shares of CMGI common stock and CMGI's 49% ownership interest in its affiliate, B2E Solutions LLC, of which Compaq had previously owned the remaining 51%. The gain was calculated as the difference between the carrying value of the notes payable plus accrued interest thereon, less the carrying value of the consideration exchanged. The carrying value of the consideration approximated fair market value at the date of the transaction.


  Six months ended January 31, 2002 compared to six months ended January 31,
  2001

  Net Revenue:

                                 Six Months            Six Months
                                    Ended    As a % of    Ended    As a % of
                                 January 31, Total Net January 31, Total Net
                                    2002      Revenue     2001      Revenue  $ Change   % Change
                                 ----------- --------- ----------- --------- ---------  --------
                                                         (in thousands)
Enterprise Software and Services  $ 85,177       21%    $257,704       37%   $(172,527)   (67)%
eBusiness and Fulfillment.......   286,891       70%     362,327       52%     (75,436)   (21)%
Managed Application Services....    33,089        8%      61,804        9%     (28,715)   (46)%
Portals.........................     6,325        1%      11,177        2%      (4,852)   (43)%
                                  --------              --------             ---------
   Total........................  $411,482      100%    $693,012      100%   $(281,530)   (41)%
                                  ========      ===     ========      ===    =========    ===

   The decrease in net revenue for the six months ended January 31, 2002 as compared to the same period of the prior year was primarily a result of the effects of the sale or cessation of operations of several companies in fiscal 2001 and to a lesser extent decreased revenue at existing companies during the six months ended January 31, 2002.

   The decrease in net revenue within the Enterprise Software and Services segment was primarily due to decreases at Engage, AltaVista and Tallan. The decrease in net revenue at Engage was primarily due to the softness in the on-line advertising market which led to the decision by Engage to exit its on-line advertising business during the first quarter of fiscal year 2002. The decrease was also due to a decrease in license revenue at Engage related to its AdManager software, and to a lesser extent, its ProfileServer and ContentServer products, slightly offset by an increase in its service revenue. The decrease in net revenue at AltaVista was due to continued softness in the on-line advertising market, slightly offset by an increase in its software license revenue. During the second half of fiscal 2001, AltaVista made changes in its business strategy from one that focused on on-line advertising to one that focuses on enterprise search software. The decrease in net revenue at Tallan was due to continued softness in the custom programming segment of information technology services. The decline in the custom programming segment of information technology service resulted in a decrease of billable rates at Tallan, as well as a reduction in scope of a number of projects prior to the beginning of fiscal year 2002.

   The decrease in net revenue within the eBusiness and Fulfillment segment was primarily the result of the impact of the sale of the Company's majority interest in Signatures and decreased net revenue at SalesLink and uBid. Net revenue at SalesLink declined as a result of the decline in volume within its supply chain management business from two significant customers. Net revenue at uBid decreased primarily due to decreased overall sales volume and an increase in drop shipment sales as a percent of total sales during the six months ended January 31, 2002 as compared to the six months ended January 31, 2001. Drop shipment sales result in uBid recording its net fee on the transaction as revenue as opposed to direct shipment of uBid's inventory, which result in uBid recording the gross merchandise sale as revenue.

   The decrease in net revenue within the Managed Application Services segment was primarily due to the cessation of operations of 1stUp and NaviPath, the sale of Activate and a decrease in revenue at NaviSite. The decrease in net revenue at NaviSite was due primarily to an approximate 57% decrease in its customer base as compared to the same period of the prior year.

   The decrease in net revenue within the Portals segment was primarily due to the cessation of operations of iCAST and MyWay.

   The Company expects consolidated net revenue to remain flat over the next two quarters primarily as a result of seasonality within the eBusiness and Fulfillment segment. Beyond that time period, the Company expects its net revenue to increase as a result of new product and service offerings and revenue growth from the Company's existing products and services.

  Cost of Revenue:


                                 Six Months                 Six Months
                                    Ended     As a % of        Ended             As a % of
                                 January 31, Segment Net    January 31,         Segment Net
                                    2002       Revenue         2001               Revenue   $ Change                     % Change
                                 ----------- -----------    -----------         ----------- ---------                    --------
                                                           (in thousands)
Enterprise Software and Services  $ 44,684        52%        $155,082               60%     $(110,398)                      (71)%
eBusiness and Fulfillment.......   261,642        91%         320,966               89%       (59,324)                      (19)%
Managed Application Services....    49,569       150%         135,259              219%       (85,690)                      (63)%
Portals.........................     3,985        63%          24,298              217%       (20,313)                      (84)%
Other...........................        --        --               --                --           ---                       N/A
                                  --------                   --------                       ---------
Total...........................  $359,880        87%        $635,605               92%     $(275,725)                      (43)%
                                  ========       ===         ========              ====     =========                      ====

   Cost of revenue consisted primarily of expenses related to the cost of products purchased for sale or distribution. Additionally, cost of revenue included expenses related to the content, connectivity and production associated with delivering the Company's products and services. The Company's cost of revenue as a percentage of net revenue decreased to approximately 87% for the six months ended January 31, 2002 from 92% in the same period of the prior fiscal year, primarily due to the shift in focus from lower margin on-line advertising business models to higher margin software business models at Engage and AltaVista, the sale of Activate and the cessation of operations of iCAST, 1stUp, ExchangePath, NaviPath and MyWay during fiscal 2001 and 2002.

   Cost of revenue as a percentage of net revenue within the Enterprise Software and Services segment decreased to approximately 52% for the six months ended January 31, 2002 from approximately 60% in the same period of the prior year primarily due to lower costs of revenue at Engage as a result of its decision to cease operations of its lower margin on-line advertising business and to focus on its higher margin software business, and by the shift in business strategy at AltaVista from one that focused on on-line advertising to one that focuses on enterprise search software. Additionally, equipment costs at AltaVista decreased by approximately $10.0 million versus the same period of the prior year as a result of AltaVista's agreement with CFS to purchase certain equipment it had leased in the prior year.

   Cost of revenue as a percentage of net revenue within the eBusiness and Fulfillment segment increased to approximately 91% from approximately 89% in the same period of the prior year primarily due to lower sales levels and decreased pricing of SalesLink's services within the supply chain management business, complications with the implementation of a new order management system at uBid and the deconsolidation of Signatures. The increase in cost of revenue as a percentage of net revenue at SalesLink was due to decreased pricing, increased depreciation and increased cost of shipping supplies and outside labor associated with the transition to its new distribution center in Memphis, Tennessee. The increase in cost of revenue as a percentage of net revenue at uBid is primarily a result of higher inventory and inventory related costs due largely to technical difficulties encountered during the conversion to a new order management system and a new warehouse facility.

   Cost of revenue as a percentage of net revenue within the Managed Application Services segment decreased to approximately 150% from approximately 219% in the same period of the prior year, primarily as a result of the cessation of operations at 1stUp and NaviPath, the sale of Activate and reduced costs at NaviSite. The reduced costs at NaviSite were a result of lower labor costs realized through increased efficiencies and headcount reductions and through reduced equipment expenses resulting from the restructuring of certain operating leases with CFS and other lessors.

   Cost of revenue as percentage of net revenue within the Portals segment decreased to approximately 63% from approximately 217% in the same period from the prior year primarily as a result of the cessation of operations at MyWay.

   The Company expects consolidated cost of revenue as a percentage of net revenue to decrease in future periods primarily as a result of the focus on higher margin products within the Enterprise Software and Services segment, the realization of the economic benefits of the new order management and warehouse systems at uBid, reduced inventory costs to be provided by uBid's equipment refurbishment center, which is scheduled to open in the third quarter of fiscal 2002.

  Research and Development Expenses:

                                 Six Months              Six Months
                                    Ended     As a % of     Ended     As a % of
                                 January 31, Segment Net January 31, Segment Net
                                    2002       Revenue      2001       Revenue   $ Change  % Change
                                 ----------- ----------- ----------- ----------- --------  --------
                                                           (in thousands)
Enterprise Software and Services   $26,900       32%       $74,974       29%     $(48,074)    (64)%
eBusiness and Fulfillment.......        --       --            703       --          (703)   (100)%
Managed Application Services....     4,429       13%        14,711       24%      (10,282)    (70)%
Portals.........................     1,694       27%         7,374       66%       (5,680)    (77)%
Other...........................        --       --             --       --            --     N/A
                                   -------                 -------               --------
   Total........................   $33,023        8%       $97,762       14%     $(64,739)    (66)%
                                   =======       ==        =======       ==      ========    ====

   Research and development expenses consisted primarily of personnel and related costs to design, develop, enhance, test and deploy the Company's products and services either prior to the development efforts reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. Research and development expenses decreased primarily due to the shift in business focus at Engage and AltaVista and the cessation of operations at AdForce, iCAST, 1stUp, ExchangePath, NaviPath and MyWay.

   The decrease within the Enterprise Software and Services segment was primarily the result of a reduction in headcount related costs at Engage, as well as management's restructuring initiatives at AltaVista. The decrease at AltaVista was primarily related to a reduction of headcount and facilities and equipment costs as a result of the reduction in the development efforts of the AltaVista portal site in connection with the change in focus from an on-line advertising and portal-based business model to an enterprise search software business model.

   The decrease within the Managed Application Services segment was primarily the result of the cessation of operations at 1stUp and NaviPath, the sale of Activate and reduced costs at NaviSite related to a reduction in the usage of outside consultants combined with a reduction in headcount related expenses.

   The decrease within the Portals segment was primarily due to the cessation of operations of iCAST and MyWay.

   The Company recognizes that an investment in research and development is required to remain competitive, therefore consolidated research and development expenses may increase in future periods due to the continued development of its products and services.

  In-Process Research and Development Expenses:

   For the six months ended January 31, 2002 the Company did not incur any in-process research and development expense. In-process research and development expenses totaled $1.5 million for the six months ended January 31, 2001. The in-process research and development expenses incurred during the six months ended January 31, 2001 related to the one-time charges taken in connection with the acquisition of MediaBridge Technologies, Inc. by Engage in September 2000 and CMGI@Ventures IV, LLC's investment in Avamar Technologies, Inc.

  Selling Expenses:

                                 Six Months              Six Months
                                    Ended     As a % of     Ended         As a % of
                                 January 31, Segment Net January 31,     Segment Net
                                    2002       Revenue      2001           Revenue   $ Change             % Change
                                 ----------- ----------- -----------     ----------- ---------            --------
                                                           (in thousands)
Enterprise Software and Services   $43,288       51%      $169,201           66%     $(125,913)             (74)%
eBusiness and Fulfillment.......    27,402       10%        29,274            8%        (1,872)              (6)%
Managed Application Services....     6,266       19%        35,777           58%       (29,511)             (82)%
Portals.........................       837       13%        10,352           93%        (9,515)             (92)%
Other...........................     1,198       --          6,039           --         (4,841)             (80)%
                                   -------                --------                   ---------
   Total........................   $78,991       19%      $250,643           36%     $(171,652)             (68)%
                                   =======       ==       ========           ==      =========              ===

   Selling expenses consisted primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, credit card processing fees, tradeshow expenses and travel costs. Certain costs related to fulfillment, including warehousing costs related to activities such as receiving goods and the picking and packing of goods for shipment within the Company's eBusiness and Fulfillment segment, are classified as selling expenses. Selling expenses decreased during the six months ended January 31, 2002 as compared to the same period in the prior year primarily due to headcount reductions, lower sales commissions as a result of lower net revenue, a reduction of marketing campaigns, the cessation of the operations of AdForce, ExchangePath, and 1stUp, the closing of Engage's on-line advertising business, the effect of the deconsolidation of Signatures and the sale of Activate.

   The decrease within the Enterprise Software and Services segment was primarily the result of a decrease in headcount and associated sales commissions and the consolidation of office facilities at Engage resulting from the closing of its on-line advertising business, reductions in travel, consulting, advertising and trade show expenses for its remaining operations. The decrease in the segment is also due to a decrease in headcount and commissions costs and the reduction in scope of certain sales and marketing campaigns at AltaVista.

   The decrease in the eBusiness and Fulfillment segment was primarily the result of the sale of the Company's majority interest in Signatures, partially offset by increased credit card fees and increased warehousing and fulfillment costs at uBid.

   The decrease in the Managed Application Services segment was primarily the result of a decrease in headcount, sales commissions and a reduction of expenses for marketing programs, advertising and product literature at NaviSite, the cessation of the operations at NaviPath, ExchangePath and 1stUp and the sale of Activate in September 2001.

   The decrease in the Portals segment was primarily the result of the cessation of the operations of MyWay and iCAST.

   The decrease in the Other expenses was primarily the result of a reduction in corporate marketing department headcount and other costs associated with the Company's corporate marketing activities.

   The Company recognizes that an investment in the marketing of its products and services is required to remain competitive; therefore consolidated selling expenses may increase in future periods as the Company continues to create increased brand awareness of both its existing and new products and services. Additionally, the Company expects selling expenses to increase as a result of its purchase of the naming rights for the New England Patriots new football stadium to be known as CMGI Field.

  General and Administrative Expenses:

                                 Six Months              Six Months
                                    Ended     As a % of     Ended     As a % of
                                 January 31, Segment Net January 31, Segment Net
                                    2002       Revenue      2001       Revenue   $ Change  % Change
                                 ----------- ----------- ----------- ----------- --------  --------
                                                           (in thousands)
Enterprise Software and Services   $23,908       28%      $ 61,119       24%     $(37,211)   (61)%
eBusiness and Fulfillment.......    18,226        6%        20,652        6%       (2,426)   (12)%
Managed Application Services....    17,689       53%        30,014       49%      (12,325)   (41)%
Portals.........................     1,188       19%         8,754       78%       (7,566)   (86)%
Other...........................    22,955       --         38,953       --       (15,998)   (41)%
                                   -------                --------               --------
   Total........................   $83,966       20%      $159,492       23%     $(75,526)   (47)%
                                   =======       ==       ========       ==      ========    ===

   General and administrative expenses consist primarily of compensation and related costs, facilities costs, bad debt expenses and fees for professional services. General and administrative expenses decreased during the six months ended January 31, 2002 as compared to the same period in the prior year primarily due to headcount reductions, the consolidation of office space, reduced information systems costs, the cessation of the operations of AdForce, ExchangePath, 1stUp, NaviPath and MyWay, the closing of the on-line advertising operations of Engage, the effect of the deconsolidation of Signatures and the sale of Activate.

   The decrease in the Enterprise Software and Services segment was primarily the result of the decrease in headcount at Engage and AltaVista. The decrease at Engage reflects reduced headcount related expenses and the consolidation of office facilities, primarily as a result of the closing of its on-line advertising business. The decrease at AltaVista reflects reduced information system costs, reduced headcount related costs and reduced costs related to the consolidation of office space.

   The decrease in the eBusiness and Fulfillment segment was primarily the result of the sale of the Company's majority interest in Signatures.

   The decrease in the Managed Application Services segment was primarily due to the cessation of operations at ExchangePath, 1stUp and NaviPath, the sale of Activate and reduced headcount related expenses at NaviSite.

   The decrease in the Portals segment was primarily the result of the cessation of the operations of MyWay and iCAST.

   The decrease in the Other expenses, which includes certain corporate administrative functions such as legal, finance and business development was primarily the result of a decrease in headcount related expenses as part of an overall effort to reduce spending across all Corporate administrative functions.

   The Company anticipates consolidated general and administrative expenses to decrease as the Company and its subsidiaries begin to realize the economic impact of the significant restructuring initiatives completed over the past several quarters and due to management's continued focus on cost containment and reduction.

  Amortization of Intangible Assets and Stock-Based Compensation:

                             Six Months              Six Months
                                Ended     As a % of     Ended     As a % of
                             January 31, Segment Net January 31, Segment Net
                                2002       Revenue      2001       Revenue    $ Change    % Change
                             ----------- ----------- ----------- ----------- -----------  --------
                                                        (in thousands)
Enterprise Software and
  Services..................  $ 67,953       80%     $  973,119      378%    $  (905,166)    (93)%
eBusiness and Fulfillment...    61,400       21%         66,829       18%         (5,429)     (8)%
Managed Application Services       204       --          20,717       34%        (20,513)    (99)%
Portals.....................        --       --          71,243      637%        (71,243)   (100)%
Other.......................       109       --             109       --              --      --
                              --------               ----------              -----------
   Total....................  $129,666       32%     $1,132,017      163%    $(1,002,351)    (89)%
                              ========       ==      ==========      ===     ===========    ====

   Amortization of intangible assets and stock-based compensation consisted primarily of goodwill amortization expense related to acquisitions made during fiscal year 2000. Included within amortization of intangible assets and stock-based compensation expenses was approximately $2.3 million and $40.5 million of stock-based compensation for the six months ended January 31, 2002 and 2001, respectively. The overall decrease in amortization of intangible assets was primarily the result of intangible asset impairment charges recorded during fiscal 2001. These impairment charges reduced the carrying amounts of goodwill and other intangible assets to be amortized over their remaining useful lives.

   The decrease in the Enterprise Software and Services segment primarily resulted from impairment charges recorded during fiscal year 2001 related to certain intangible assets of Engage, Yesmail, AltaVista, ProvisionSoft's subsidiary AdForce, Equilibrium and Tallan.

   The decrease in the eBusiness and Fulfillment segment primarily resulted from a decrease in the amortization of stock-based compensation as a result of the sale of the Company's majority interest in Signatures.

   The decrease in the Managed Application Services segment primarily resulted from impairment charges recorded during fiscal year 2001 related to the cessation of operations at 1stUp and ExchangePath as well as the sale of Activate in September 2001.

   The decrease in the Portals segment primarily resulted from impairment charges recorded during fiscal year 2001 related to certain intangible assets of iCAST and MyWay.

   The Company anticipates that the amortization of intangible assets and stock-based compensation will remain relatively constant through July 31, 2002, at which time the Company expects to adopt Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142. In accordance with these statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives.

  Impairment of Long-Lived Assets:

                             Six Months              Six Months
                                Ended     As a % of     Ended     As a % of
                             January 31, Segment Net January 31, Segment Net
                                2002       Revenue      2001       Revenue    $ Change    % Change
                             ----------- ----------- ----------- ----------- -----------  --------
                                                        (in thousands)
Enterprise Software and
  Services..................   $10,987        13%    $2,023,201      785%    $(2,012,214)    (99)%
eBusiness and Fulfillment...        --        --          3,500        1%         (3,500)   (100)%
Managed Application Services    34,586       105%        29,435       48%          5,151      17%
Portals.....................        --        --         12,436      111%        (12,436)   (100)%
Other.......................     2,328        --             --       --           2,328     N/A
                               -------               ----------              -----------
   Total....................   $47,901        12%    $2,068,572      298%    $(2,020,671)    (98)%
                               =======       ===     ==========      ===     ===========    ====

   The Company records impairment charges as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. Management determines fair value of goodwill and certain other intangible assets based on a combination of the discounted cash flow methodology, which is based upon converting expected cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the Company. The market price multiples are selected and applied to the Company based on the relative performance, future prospects and risk profile of the Company in comparison to the guideline companies. Management predominantly utilizes third-party valuation reports in its determination of fair value. Management predominantly determines fair value of other long-lived assets, such as property and equipment, based on third party valuation reports. As a result, during management's quarterly review of the value and periods of amortization and depreciation of long-lived assets, it was determined that the carrying value of certain long-lived assets was not fully recoverable. During the six months ended January 31, 2002, the Company recorded impairment charges totaling approximately $47.9 million.

   The impairment of long-lived assets charge recorded during the six months ended January 31, 2002 within the Enterprise Software and Services segment primarily reflects an asset impairment charge related to AltaVista's agreement to purchase certain equipment that it had previously leased under operating and capital lease agreements in exchange for a cash payment of $20.0 million. Based on a preliminary independent appraisal, the fair market value of the equipment was determined to be $7.9 million. Accordingly, as the fair market value of the equipment was less than the sum of the cash payment and the carrying value of the equipment under capital lease agreements, net of the remaining obligations, AltaVista recorded an impairment charge on long-lived assets in the six month period ended January 31, 2002. Additionally, Tallan recorded an impairment of long-lived assets charge resulting from the carrying value of certain other intangible assets, specifically the customer base and workforce in place as of the acquisition date, exceeding their estimated fair value at January 31, 2002.

   The impairment on long-lived assets charge recorded during the six months ended January 31, 2002 within the Managed Application Services segment reflects an asset impairment charge related to two different agreements to purchase certain equipment by NaviSite that it previously leased under operating leases. Under the terms of the first agreement, NaviSite purchased and recorded equipment, effective August 1, 2001, with a fair market value of $9.6 million, in exchange for a note payable of approximately $35.0 million. Accordingly, as the fair value of the equipment, based on a preliminary independent appraisal, was less than the associated debt obligation, NaviSite recorded an impairment charge on long-lived assets in the six months ended January 31, 2002 of approximately $25.4 million. Additionally, in accordance with the second agreement, NaviSite purchased all equipment previously leased under an operating lease for $4.3 million. The fair market value of the equipment at the time of purchase was $2.3 million. Accordingly, as the fair value of the equipment, based on a preliminary independent appraisal, was less than the cash payment, NaviSite recorded an impairment charge on long-lived assets in the six months ended January 31, 2002 of approximately $2.0 million.

   During the second quarter of fiscal year 2002, NaviSite incurred a $7.2 million charge related to: (1) the purchase of certain equipment in excess of fair market value that was previously held under operating leases; (2) the modification of payment terms of certain operating leases that resulted in above market capital leases; and (3) the identification of certain leased assets that will not provide future value and (4) the identification of obsolete equipment and software and for equipment no longer on hand.

   The impairment of long-lived asset charge recorded during the six months ended January 31, 2002 within the Other segment of approximately $2.3 million is due to a write-off of certain assets, primarily of software and consulting fees capitalized in the development of software for internal use, computer equipment and furniture and fixtures at the Company's headquarters.

  Restructuring Charges (Benefits):

                                 Six Months              Six Months
                                    Ended     As a % of     Ended     As a % of
                                 January 31, Segment Net January 31, Segment Net
                                    2002       Revenue      2001       Revenue   $ Change  % Change
                                 ----------- ----------- ----------- ----------- --------  --------
                                                           (in thousands)
Enterprise Software and Services  $ 22,379        26%     $ 64,170        25%    $(41,791)    (65)%
eBusiness and Fulfillment.......        --        --            --        --           --     N/A
Managed Application Services....   (17,465)      (53)%      15,143        25%     (32,608)   (215)%
Portals.........................     4,917        78%       29,559       264%     (24,642)    (83)%
Other...........................     2,399        --            --        --        2,399     N/A
                                  --------                --------               --------
   Total........................  $ 12,230         3%     $108,872        16%    $(96,642)    (89)%
                                  ========       ===      ========       ===     ========    ====

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

   The net restructuring charges incurred during the six months ended January 31, 2002 in the Enterprise Software and Services segment primarily related to charges of approximately $12.5 million at Engage, $10.8 million at AltaVista, $4.0 million at Tallan, partially offset by a reversal of approximately $3.6 million and $1.4 million of previously recorded restructuring charges at Engage and Tribal Voice, respectively. The restructuring charge recorded by Engage was primarily due to the closing of its on-line advertising operations and implementation of a restructuring plan designed to reduce its corporate overhead costs through reductions in the size of its finance and marketing staffs. The closing of the on-line advertising business resulted in severance costs incurred in connection with the termination of approximately 232 employees and contract termination costs in connection with the costs to exit facility and equipment leases. The restructuring charge recorded by AltaVista primarily related to severance costs associated with a reduction in the workforce of approximately 120 persons, costs associated with the closing of its Irving, California office location, the write-off of an information systems software package and the write-off of fixed assets as a result of AltaVista's decision to shut-down its European data center. The restructuring charge recorded by Tallan primarily related to severance costs associated with a reduction in the workforce of approximately 72 persons, as well as costs associated with the closing of five office locations. The restructuring benefits recorded by Engage and Tribal Voice related to favorable settlements of contractual obligations for amounts less than originally estimated.

   The net restructuring benefit recorded during the six months ended January 31, 2002 in the Managed Application Services segment primarily related to charges of approximately $3.1 million recorded by NaviPath, offset by a reversal of approximately $21.1 million of previously recorded restructuring charges at NaviPath. The restructuring charge recorded by NaviPath primarily related to severance costs and legal and other professional fees incurred in connection with the cessation of its operations. The restructuring benefit recorded by NaviPath related to the settlement by NaviPath of certain purchase commitments and service contracts for amounts less than originally estimated.

   The net restructuring charge incurred in the Portals segment primarily related to charges of approximately $6.3 million at MyWay related to the write-off of property and equipment and the termination of customer and vendor contracts, partially offset by a reversal of approximately $1.4 million of previously recorded restructuring charges at MyWay. The restructuring benefit recorded by MyWay related to the favorable settlement of contractual obligations for amounts less than originally estimated.

   The net restructuring charges incurred in the Other segment of $2.8 million primarily related to severance costs incurred in connection with the termination of approximately 70 employees at the Corporate headquarters and the write-off of property and equipment and costs incurred to exit facility leases in Europe partially offset by a restructuring benefit of approximately $0.5 million recorded by CMG@Ventures related to the favorable negotiation of the termination of a real estate lease.

  Other Income/Expenses:

   There were no gains on issuance of stock by subsidiaries and affiliates in the six months ended January 31, 2002. Loss on issuance of stock by subsidiaries and affiliates in the six months ended January 31, 2001 primarily related to a pre-tax gain of approximately $125.9 million on the issuance of stock by Engage in its acquisitions of MediaBridge and Space Media Holdings Limited partially offset by a pre-tax loss of approximately $3.7 million on the issuance of stock by Engage to employees as a result stock option exercises.

   Other gains (losses), net decreased $147.6 million, or 123%, to $(26.7) million for the six months ended January 31, 2002 from $120.4 million for the same period in fiscal 2001. Other gains (losses), net for the six months ended January 31, 2002 primarily consisted of a pre-tax loss of approximately $27.5 million on the sale of Primedia, Inc. stock, a pre-tax loss of approximately $20.7 million resulting from the sale of its subsidiary Activate and a pre-tax loss of approximately $27.0 million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates, offset by a pre-tax gain of approximately $53.9 million on the arrangement that hedged the Company's investment in Yahoo! common stock which was settled during the six months ended January 31, 2002. Other gains (losses), net for the six months ended January 31, 2001 primarily consisted of a pre-tax gain of approximately $357.4 million on the sale of Lycos, Inc common stock, a pre-tax gain of approximately $135.3 million on the sale of Kana Communications, Inc. common stock, a pre-tax gain of approximately $89.9 million on the hedging agreement with respect to the Company's investment in Yahoo! common stock, a pre-tax gain of approximately $64.2 million on the sale of Terra Networks stock, a pre-tax gain of approximately $70.9 million on the sale of Critical Path, Inc. common stock and a pre-tax gain of approximately $19.8 million on the sale of a real estate holding by AltaVista, partially offset by a pre-tax loss of approximately $358.9 million on the sale of Pacific Century CyberWorks Limited stock, a pre-tax loss of approximately $95.9 million on the sale of AltaVista's wholly-owned subsidiary, Raging Bull and by a pre-tax loss of approximately $148.8 million related to impairment charges taken on certain available-for-sale securities held by the Company.

   Interest income decreased $22.0 million to $9.9 million for the six months ended January 31, 2002 from $31.9 million for the same period in fiscal 2001, reflecting decreased interest income associated with lower average cash and cash equivalent balances. Interest expense decreased $35.4 million to $(2.4) million for the six months ended January 31, 2002 from $33.0 million for the same period in fiscal 2001, primarily due to a favorable fair market value adjustment of approximately $16.7 million related to the decrease in value of the obligation to the former holders of the Series C Preferred Stock, the payment in full in fiscal 2001 of the principal on the notes issued in connection with the acquisition of Tallan, the settlement of the underlying debt associated with the borrowing arrangement entered into in connection with a hedge of the Company's investment in Yahoo! common stock and the retirement of the notes payable to Compaq in November of 2001, offset slightly by interest expense resulting from the obligation to the former holders of the Series C Preferred Stock and the amortization of the beneficial conversion feature of NaviSite's note payable to CFS.

   Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates decreased $16.0 million to $13.4 million for six months ended January 31, 2002, from $29.4 million for the same period in fiscal 2001, primarily reflecting a decreased number of investments accounted for under the equity method compared to the same period last year. The Company expects its affiliate companies to continue to invest in the development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

   Minority interest decreased to $31.9 million for the six months ended January 31, 2002 from $339.8 million for the same period of fiscal 2001, primarily as a result of reduced losses at AltaVista and Engage. Minority interest for the six months ended January 31, 2002 primarily reflects the minority interest in the net losses of three subsidiaries: Engage, AltaVista and NaviSite.

Income Tax Expense (Benefit):

   Income tax expense recorded for the six months ended January 31, 2002 was $12.6 million. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. Income tax expense for the six months ended January 31, 2002 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax loss primarily as a result of non-deductible goodwill amortization and impairment charges, and valuation allowances recognized on deferred tax assets. During the six months ended January 31, 2002, the Company recorded tax expense of approximately $12.6 million for the recognition of a valuation allowance to continuing operations due to the reduction in expected future taxable income related to unrealized gains in "Accumulated other comprehensive income (loss)".

Extraordinary Item:

   During the six months ended January 31, 2002, the Company recorded an extraordinary gain of approximately $133.1 million related to the extinguishment of the Company's $220.0 million in face amounts of notes payable to Compaq. As part of an agreement between the Company and Compaq, Compaq agreed to deem the Company's $220.0 million in face amounts of notes payable, plus accrued interest thereon, paid in full in exchange for $75.0 million in cash, approximately 4.5 million shares of CMGI common stock and CMGI's 49% ownership interest in its affiliate, B2E Solutions LLC, of which Compaq had previously owned the remaining 51%. The gain was calculated as the difference between the carrying value of the notes payable plus accrued interest thereon, less the carrying value of the consideration exchanged. The carrying value of the consideration approximated fair market value at the date of the transaction.

  Liquidity and Capital Resources

   Working capital at January 31, 2002 decreased to approximately $274.7 million compared to $581.3 million at July 31, 2001. The net decrease in working capital is primarily attributable to a $80.5 million decrease in available-for-sale securities, a $42.8 million decrease in accounts receivable and a $298.6 million decrease in cash and cash equivalents. The Company's principal sources of capital during the six months ended January 31, 2002 were from the sales of approximately 7.1 million shares of Primedia, Inc. common stock for proceeds of approximately $15.9 million and from the net maturities of other available-for-sale securities investments for proceeds of approximately $21.4 million. The Company's principal uses of capital during the six months ended January 31, 2002 were $136.1 million for funding operations, $100.3 million for the retirement of the Series C Preferred Stock, $75.0 million for the retirement of notes payable to Compaq and $30.0 million for purchases of property and equipment.

   On August 1, 2001, the Company settled the final tranche of the borrowing arrangement that hedged the Company's investment in the common stock of Yahoo! through the delivery of 581,499 shares of Yahoo! common stock.

   On August 18, 2001, the Company issued approximately 5.4 million shares of its common stock to Compaq as a semi-annual interest payment of approximately $11.5 million related to notes payable issued to Compaq in the acquisition of AltaVista.

   In September 2001, the Company received a federal income tax refund of approximately $14.0 million as a result of overpayment of the prior year's estimated tax payments.

   On October 29, 2001, the Company and its majority-owned subsidiaries, AltaVista and NaviSite entered into agreements with Compaq, a significant stockholder of CMGI, and Compaq's wholly owned subsidiary, CFS. Under certain terms of these agreements NaviSite purchased and recorded equipment from CFS effective August 1, 2001, previously leased by NaviSite under operating lease agreements expiring through 2003, in exchange for a note payable of approximately $35.0 million. The $35.0 million due to CFS was executed in the form of a convertible note payable to CFS in the total amount of $55.0 million on November 8, 2001, as described below. As of January 31, 2002, the $55.0 million due to CFS has been classified as long term Due to Compaq Computer Corporation and Compaq Financial Services Corporation in the accompanying condensed consolidated balance sheets, net of amounts allocated to beneficial conversion features.

   Additionally, under the terms of these agreements, AltaVista agreed to purchase certain equipment, which it had previously leased from CFS under operating and capital lease agreements, in exchange for a cash payment of $20.0 million. In November 2001, AltaVista completed and recorded the purchase of this equipment.

   On November 8, 2001, as part of the agreement with CFS, NaviSite received $20.0 million in cash from CFS in exchange for a six-year, convertible note payable. This note, which also relates to the $35.0 million equipment purchase described above, bears interest at 12% and requires payment of interest only for the first three years from the date of issuance. A portion of the interest payable to CFS in the first two years may be paid in NaviSite common stock. Principal and interest payments are due on a straight-line basis commencing in year four until maturity on the sixth anniversary from the issuance date. The convertible note payable is secured by substantially all assets of NaviSite and cannot be prepaid. The principal balance may be converted into NaviSite common stock at the option of the holder at any time prior to maturity at a conversion rate of $0.26 per share. Should CFS convert its note payable into the NaviSite's common stock, CFS would own a controlling interest in NaviSite.

   Also, on November 8, 2001, as part of this agreement, Compaq agreed to deem the Company's $220.0 million in face amounts of notes payable, plus the accrued interest thereon, paid in full in exchange for $75.0 million in cash, approximately 4.5 million shares of CMGI common stock and CMGI's 49% ownership interest in its affiliate, B2E Solutions, LLC.

   In November 2001, the Company consummated the repurchase of all the outstanding shares of its Series C Preferred Stock pursuant to privately negotiated stock exchange agreements with the holders of the Series C Preferred Stock. In connection therewith, the Company announced the retirement of the Series C Preferred Stock effective immediately. Under this agreement, the Company repurchased all of the outstanding shares of Series C Preferred Stock for aggregate consideration consisting of approximately $100.3 million in cash, approximately 34.7 million shares of the Company's common stock, and an obligation to deliver, no later than December 2, 2002, approximately 448.3 million shares of PCCW stock. In addition, due to the delayed delivery obligation with respect to the PCCW shares, the Company agreed to make cash payments to the former holders of the Series C Preferred Stock, on the dates and in the aggregate amounts as follows: approximately $3.7 million on February 9, 2002, approximately $3.5 million on May 17, 2002, approximately $3.8 million on August 19, 2002, approximately $3.7 million on November 19, 2002 and approximately $0.5 million on December 2, 2002. The obligation to make payments ceases upon delivery of the PCCW shares and any payment due for the period during which the PCCW shares are delivered to the former holders of the Series C Preferred Stock will be reduced on a pro rata basis. The Company made the cash payment due on February 19, 2002 as scheduled.

   In January 2002, the Company purchased approximately $15.0 million of commercial paper. These investments had a original maturity dates greater than 90 days at acquisition and are therefore classified as marketable securities as of January 31, 2002.

   The Company believes that existing working capital and the availability of marketable securities, which could be sold or posted as collateral for cash loans, will be sufficient to fund its operations, investments and capital expenditures for at least the next twelve months. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through the sale of certain subsidiaries, through public or private offerings of the Company's or its subsidiaries' stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Contractual Obligations

   The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through June 2016. Future minimum payments as of January 31, 2002 are as follows:

                                                                                   Other
                                                           Operating            Contractual
                                                            Leases   CMGI Field Obligations  Total
                                                           --------- ---------- ----------- --------
                                                                        (in thousands)
For the six month period February 1, 2002 through July 31,
  2002.................................................... $ 49,298   $  3,800    $1,617      54,715
For the fiscal years ended July 31:
   2003...................................................   61,084      7,600     1,474      70,158
   2004...................................................   34,821      7,600     1,474      43,895
   2005...................................................   30,287      7,600       614      38,501
   2006...................................................   27,852      7,600        --      35,452
   Thereafter.............................................   80,176     76,000        --     156,176
                                                           --------   --------    ------    --------
                                                           $283,518   $110,200    $5,179    $398,897
                                                           ========   ========    ======    ========

   Total future minimum lease payments have not been reduced by future minimum sublease rentals of approximately $7.4 million.

   The Company leases facilities and certain machinery and equipment under non-cancelable capital lease arrangements, which are not included in the table above. The present value of net minimum capital lease obligations is $7.1 million at January 31, 2002.

   In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots' new stadium, to be known as "CMGI Field", for a period of fifteen years. In return for the naming and sponsorship rights, the Company will pay $7.6 million per year for the first ten years, with consumer price index adjustments for years eleven through fifteen. The Company made its first semi-annual payment under this agreement in January 2002. Jonathan Kraft, a member of the Company's Board of Directors, is President and Chief Operating Officer of The Kraft Group, a private holding company whose holdings include the New England Patriots and CMGI Field. Mr. Kraft is also Vice Chairman of the New England Patriots.

   Other contractual obligations primarily consist of an agreement between AltaVista and DoubleClick, Inc. (DoubleClick). Under this agreement, AltaVista is contractually obligated to use a portion of DoubleClick's ad-serving technology through December 31, 2004. AltaVista estimates its remaining contractual obligation to DoubleClick from the period February 1, 2002 through December 31, 2004 will not exceed approximately $4.3 million.

Critical Accounting Policies

   The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, product returns, bad debts, inventories, investments, intangible assets, income taxes, restructuring, and contingencies and litigation. The Company bases our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

   The Company has identified the accounting policies below as the policies most critical to its business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in our 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 29, 2001 (as amended by Form 10-K/A filed on December 13, 2001.) Our critical accounting policies are as follows:

    .  Revenue recognition

    .  Accounting for impairment of long-lived assets

    .  Restructuring expenses

    .  Accounting for the allowance for doubtful accounts and sales returns

    .  Loss Contingencies

   Revenue recognition. The Company derives its revenue from three primary sources: (i) sale of products, both merchandise and software licenses; (ii) services and support revenue, which includes software maintenance and hosting services; and (iii) the delivery of advertising impressions and e-mail based direct marketing. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates. For most of its transactions, the Company applies the provisions of SEC Staff Accounting Bulletin 101 Revenue Recognition. However, revenues from sales of software are recognized in accordance with AICPA Statement of Position (SOP) 98-9, Software Revenue Recognition with Respect to Certain Arrangements.

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

   Revenue from software maintenance is deferred and recognized ratably over the term of each maintenance agreement, typically twelve months. Revenue from professional services is recognized as the services are performed, collection is probable and such revenues are contractually nonrefundable. Revenue from multiple element arrangements involving products, services and support elements is recognized in accordance with SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, when vendor-specific objective evidence of fair value does not exist for the delivered element. As required by SOP 98-9, under the residual method, the fair value of the undelivered elements are deferred and subsequently recognized. The Company establishes sufficient vendor-specific objective evidence of fair value for services and support elements based on the price charged when these elements are sold separately. Accordingly, software license revenue for products developed is recognized under the residual method in arrangements in which the software is sold with one or both of the other elements. Revenue from license agreements that require significant customizations and modifications to the software product is deferred and recognized using the percentage of completion method. For license arrangements involving customizations for which the amount of customization effort cannot be reasonably estimated or when license arrangements provide for customer acceptance, we recognize revenue under the completed contract method of accounting.

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

   Substantially all media and media management revenue is recognized on a gross basis and amounts paid to websites where advertisements appear are recorded as cost of revenue. Revenue is generally recognized gross of the related website expense in arrangements in which the Company acts as the principal in the transaction. Revenue is recognized net of the related Web site expense in arrangements in which the Company primarily acts as a sales agent.

   Revenue from server hosting, systems administration, application rentals and Web site management services is generally billed and recognized over the term of the contract based on actual usage.

   Amounts billed prior to satisfying the above revenue recognition criteria are classified as deferred revenue.

   Accounting for Impairment of Long-Lived Assets. The Company's management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Where impairment indicators are identified, management determines the amount of the impairment charge by comparing the carrying value of the long-lived assets to their fair value. Management determines fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes third-party valuation reports in its determination of fair value. The impairment policy is consistently applied in evaluating impairment for each of the Company's wholly-owned and majority-owned subsidiaries and investments. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which we intend to adopt on July 1, 2002. Upon adoption, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. In addition, SFAS No. 142 is effective with respect to business combinations in fiscal 2002, and as a result, we no longer amortize goodwill for any acquisitions completed since the beginning of the fiscal year. SFAS No. 142 will require that we evaluate our goodwill and identifiable intangible assets with indefinite useful lives for impairment. We are currently evaluating the provisions of SFAS 142. See Recent Accounting Pronouncements.

   Restructuring Expenses. The Company assesses the need to record restructuring charges in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3), EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" and Staff Accounting Bulletin
(SAB) No. 100, "Restructuring and Impairment Charges." In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF 94-3 a liability for the restructuring charges is recognized in the period management approves the restructuring plan. The Company recorded a liability that primarily includes the estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations, bandwidth agreements and other service contracts. These estimates are based on the remaining amounts due under various contractual agreements, adjusted for any anticipated contract cancellation penalty fees or any anticipated amounts that would reduce these obligations (i.e., subleases).

   Accounting for the allowance for doubtful accounts and sales returns. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due to us could be adversely affected. A reserve for sales returns is established based on historical trends in product returns. If the actual or future returns do not reflect the historical data, our net revenue could be affected.

   Loss Contingencies. The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. The Company regularly evaluates the current information available to us to determine whether such accruals should be adjusted.

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

   The Company is required to adopt these statements for accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the non-amortization provisions of the statements is indeterminable at January 31, 2002 as the Company intends to continue to perform an impairment analysis of the remaining goodwill and other intangible assets through the end of fiscal year 2002.

   As of the date of adoption, August 1, 2002, we expect to have unamortized goodwill in the amount of approximately $187.5 million, and unamortized identifiable intangible assets in the amount of approximately $25.3 million, both of which will be subjected to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill and identifiable intangible assets was $63.7 million and $129.7 million for the three months and six months ended January 31, 2002, respectively. Upon adoption on August 1, 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined what effect these tests will be on the operations and financial position of the Company. Because of the extensive effort needed to comply with adopting SFAS No. 141, excluding the provisions that require that the purchase method of accounting be used for all business combinations, and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these standards on our financial statements at the date of this report, other than the cessation of amortizing goodwill as noted above, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

   In October 2001, the FASB issued SFAS No. 144, "Impairment on Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the statement of operations under the new rules. The Company is currently evaluating the impact of SFAS No. 144 to its condensed consolidated financial statements.

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

   Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to, the following:

  CMGI may not be profitable in the future.

   During the fiscal year ended July 31, 2001, CMGI had an operating loss of approximately $5.87 billion. During the three and six months ended January 31, 2002, CMGI had an operating loss of approximately $127.1 million and $334.2 million, respectively. CMGI anticipates continuing to incur significant operating expenses in the future, including significant costs of revenue and selling, general and administrative and amortization, impairment and restructuring expenses. CMGI also has significant commitments and contingencies, including with respect to real estate, machinery and equipment leases and guarantees entered into by CMGI on behalf of itself and its operating companies. As a result, CMGI expects to continue to incur operating losses and can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. If CMGI is unable to reach profitability, its business will be materially adversely affected.

  CMGI may have problems raising money it needs in the future.

   In recent years, CMGI has generally financed its operations with profits from selling shares of stock of companies in which CMGI had invested directly or through the @Ventures funds. Market and other conditions largely beyond CMGI's control may affect its future ability to engage in such sales, the timing of any such sales, and the amount of proceeds therefrom. Even if CMGI is able to sell any such securities in the future, CMGI may not be able to sell at favorable prices or on favorable terms. In addition, this funding source may not be sufficient in the future, and CMGI may need to obtain funding from outside sources. However, CMGI may not be able to obtain funding from outside sources. In addition, even if CMGI finds outside funding sources, CMGI may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of CMGI's common stock. CMGI may also be required to take other actions, which may lessen the value of its common stock or dilute its common stockholders, including borrowing money on terms that are not favorable to CMGI or issuing additional shares of common stock. If CMGI experiences difficulties raising money in the future, its business will be materially adversely affected.

  CMGI and its operating companies depend on third-party software, systems and services.

   CMGI and its operating companies rely on products and services of third-party providers in their business operations. For example, uBid's business relies on order management software and information systems provided by Oracle and other third parties, as well as on Microsoft.NET enterprise servers to run its auction website. There can be no assurance that CMGI or its operating companies will not experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of such third-party software, systems and services. Any interruption in the availability or usage of the products and services provided by third parties could have a material adverse effect on the business or operations of CMGI or its operating companies.

  CMGI depends on certain important employees, and the loss of any of those employees may harm CMGI's business.

   CMGI's performance is substantially dependent on the performance of its executive officers and other key employees, in particular, David S. Wetherell, CMGI's Chairman of the Board, George A. McMillan, CMGI's Chief Executive Officer, and David S. Andonian, CMGI's President and Chief Operating Officer. The familiarity of these individuals with the Internet industry makes them especially critical to CMGI's success. In addition, CMGI's success is dependent on its ability to attract, train, retain and motivate high quality personnel, especially for its and its operating companies management teams. The loss of the services of any of CMGI's executive officers or key employees may harm its business. CMGI's success also depends on its continuing ability to attract, train, retain and motivate other highly qualified technical and managerial personnel. Competition for such personnel is intense.

  There may be conflicts of interest among CMGI, CMGI's subsidiaries and their respective officers, directors and stockholders.

   Some of CMGI's officers and directors also serve as officers or directors of one or more of CMGI's subsidiaries. In addition, David S. Wetherell, CMGI's Chairman of the Board, has significant compensatory interests in certain of CMGI's @Ventures venture capital affiliates. As a result, CMGI, CMGI's officers and directors, and CMGI's subsidiaries and venture capital affiliates may face potential conflicts of interest with each other and with stockholders. Specifically, CMGI's officers and directors may be presented with situations in their capacity as officers, directors or management of one of CMGI's subsidiaries and venture capital affiliates that conflict with their fiduciary obligations as officers or directors of CMGI or of another subsidiary or affiliate.

  CMGI's strategy of expanding its business through acquisitions of other businesses and technologies presents special risks.

   CMGI intends to continue to expand through the acquisition of businesses, technologies, products and services from other businesses. Acquisitions involve a number of special problems, including:

    . difficulty integrating acquired technologies, operations and personnel with the existing businesses;

    . diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;

    . strain on managerial and operational resources as management tries to oversee larger operations;

    .  the funding requirements for acquired companies may be significant;

    .  exposure to unforeseen liabilities of acquired companies;

    . potential issuance of securities in connection with an acquisition with rights that are superior to the rights of holders of CMGI's common stock, or which may have a dilutive effect on the common stockholders;

    .  the need to incur additional debt; and

    . the requirement to record potentially significant additional future operating costs for the amortization of goodwill and other intangible assets.

   CMGI may not be able to successfully address these problems. Moreover, CMGI's future operating results will depend to a significant degree on its ability to successfully integrate acquisitions and manage operations while also controlling expenses and cash burn. In addition, many of CMGI's investments are in early-stage companies with limited operating histories and limited or no revenues. CMGI may not continue to fund or successfully develop these young companies to profitability.

  CMGI must develop and maintain positive brand name awareness.

   CMGI believes that establishing and maintaining the brand names of its operating companies is essential to expanding its business and attracting new customers. CMGI also believes that the importance of brand name recognition will increase in the future because of the growing number of Internet companies that will need to differentiate themselves. Promotion and enhancement of CMGI's brand names will depend largely on its ability to provide consistently high-quality products and services. For the foreseeable future, a large portion of CMGI's promotional budget is committed to sponsorship of CMGI Field, the stadium of the New England Patriots. If CMGI is unable to provide high-quality products and services, the value of its brand names will suffer and CMGI's business prospects may be adversely affected.

  CMGI's quarterly results may fluctuate widely.

   CMGI's operating results have fluctuated widely on a quarterly basis during the last several years, and it expects to experience significant fluctuations in future quarterly operating results. Many factors, some of which are beyond CMGI's control, have contributed to these quarterly fluctuations in the past and may continue to do so. Such factors include:

    .  demand for its products and services;

    . payment of costs associated with its acquisitions, sales of assets and investments;

    .  timing of sales of assets;

    .  market acceptance of new products and services;

    .  seasonality, especially in the eBusiness and Fulfillment segment;

    .  charges for impairment of long-lived assets in future periods;

    . potential restructuring charges in connection with CMGI's continuing restructuring efforts;

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

   In addition, a portion of CMGI's assets includes the equity securities of both publicly traded and privately held companies. The market price and valuations of the securities that CMGI holds may fluctuate due to market conditions and other conditions over which CMGI has no control. Fluctuations in the market price and valuations of the securities that CMGI holds in other companies may result in fluctuations of the market price of CMGI's common stock and may reduce the amount of working capital available to CMGI. Finally, CMGI is obligated to deliver, no later than December 2, 2002, approximately 448 million shares of Pacific Century CyberWorks Limited to the former holders of CMGI's Series C Convertible Preferred Stock.

  CMGI relies on NaviSite for Web site hosting.

   CMGI and many of its operating companies rely on NaviSite for network connectivity and hosting of servers. If NaviSite fails to perform such services, CMGI's internal business operations may be interrupted, and the ability of CMGI's operating companies to provide services to customers may also be interrupted. Such interruptions may have an adverse impact on CMGI's business and revenues and its operating companies. In addition, in November 2001, NaviSite issued convertible notes to Compaq Financial Services Corporation in the aggregate principal amount of $55 million. Upon conversion of these notes, CMGI's ownership interests in NaviSite will drop below 50%.

  The success of CMGI and its operating companies depends greatly on increased use of the Internet by businesses and individuals.

   The success of CMGI and its operating companies depends greatly on increased use of the Internet for e-commerce transactions, advertising, marketing, providing services and conducting business. Commercial use of the Internet is currently at an early stage of development and the future of the Internet is not clear. In addition, it is not clear how effective Internet advertising is or will be, or how successful Internet-based sales will be. The businesses of CMGI's operating companies will suffer if commercial use of the Internet fails to grow in the future.

  CMGI's operating companies are subject to intense competition.

   The markets for Internet products and services are highly competitive and lack significant barriers to entry, enabling new businesses to enter these markets relatively easily. Competition in the markets for Internet products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with the products and services of CMGI's operating companies. In addition, many of the current and potential competitors of CMGI's operating companies have greater financial, technical, operational and marketing resources than those of CMGI's operating companies. CMGI's operating companies may not be able to compete successfully against these competitors. Competitive pressures may also force prices for Internet goods and services down and such price reductions may reduce the revenues of CMGI's operating companies.

  If the United States or other governments regulate the Internet more closely, the businesses of CMGI's operating companies may be harmed.

   Because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as privacy, pricing, taxation and content. The enactment of any additional laws or regulations may impede the growth of the Internet and the Internet-related business of CMGI's operating companies and could place additional financial burdens on their businesses.

  To succeed, CMGI's operating companies must respond to the rapid changes in technology and distribution channels related to the Internet.

   The markets for the Internet products and services of CMGI's operating companies are characterized by:

    .  rapidly changing technology;

    .  evolving industry standards;

    .  frequent new product and service introductions;

    .  shifting distribution channels; and

    .  changing customer demands.

   The success of CMGI's operating companies will depend on their ability to adapt to this rapidly evolving marketplace. They may not be able to adequately adapt their products and services or to acquire new products and services that can compete successfully. In addition, CMGI's operating companies may not be able to establish and maintain effective distribution channels.

  CMGI's operating companies face security risks.

   Consumer concerns about the security of transmissions of confidential information over public telecommunications facilities is a significant barrier to e-commerce and communications on the Internet. Many factors may cause compromises or breaches of the security systems that CMGI's operating companies or other Internet sites use to protect proprietary information, including advances in computer and software functionality or new discoveries in the field of cryptography. A compromise of security on the Internet would have a negative effect on the use of the Internet for commerce and communications and negatively impact CMGI's operating companies. Security breaches of their activities or the activities of their customers and sponsors involving the storage and transmission of proprietary information, such as credit card numbers, may expose CMGI's operating companies to a risk of loss or litigation and possible liability. CMGI cannot assure that the security measures of CMGI's operating companies will prevent security breaches.

  The success of the global operations of CMGI's operating companies is subject to special risks and costs.

   CMGI's operating companies have begun, and intend to continue, to expand their operations outside of the United States. This international expansion will require significant management attention and financial resources. The ability of CMGI's operating companies to expand their offerings of CMGI's products and services internationally will be limited by the general acceptance of the Internet and intranets in other countries. In addition, CMGI and its operating companies have limited experience in such international activities. Accordingly, CMGI and its operating companies expect to commit substantial time and development resources to customizing the products and services of its operating companies for selected international markets and to developing international sales and support channels.

   CMGI expects that the export sales of its operating companies will be denominated predominantly in United States dollars. As a result, an increase in the value of the United States dollar relative to other currencies may make the products and services of its operating companies more expensive and, therefore, potentially less competitive in international markets. As CMGI's operating companies increase their international sales, their total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

  CMGI's operating companies could be subject to infringement claims.

   From time to time, CMGI's operating companies have been, and expect to continue to be, subject to third-party claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights. Any such claims may damage the businesses of CMGI's operating companies by:

    .  subjecting them to significant liability for damages;

    .  resulting in invalidation of their proprietary rights;

    . being time-consuming and expensive to defend even if such claims are not meritorious; and

    .  resulting in the diversion of management time and attention.

  CMGI's operating companies may have liability for information retrieved from the Internet.

   Because materials may be downloaded from the Internet and subsequently distributed to others, CMGI's operating companies may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of such materials.

                          CMGI, INC. AND SUBSIDIARIES

                         PART I: FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at January 31, 2002 primarily consist of investments in companies in the Internet and technology industries which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the equity component of the Company's available-for-sale securities portfolio as of January 31, 2002, would result in an approximate $5.9 million decrease in the fair value of the Company's available-for-sale securities.

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

   The Company from time to time uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. --See note K to the Interim Unaudited Condensed Consolidated Financial Statements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic or market exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At January 31, 2002, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on its outstanding borrowing arrangements.

   The Company has historically had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. The Company may consider utilizing derivative instruments to mitigate the risk of foreign currency exchange rate fluctuations in the future.

                          CMGI, INC. AND SUBSIDIARIES

                          PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

   In December 1999, Neil Braun, a former officer of iCAST Corporation, a wholly owned subsidiary of the Company ("iCAST"), filed a complaint in United States District Court, Southern District of New York naming the Company, iCAST and David S. Wetherell as defendants. In the complaint, Mr. Braun alleged breach of contract regarding his termination from iCAST and claimed that he was entitled to acceleration of options to purchase CMGI common stock and iCAST common stock, upon his termination, under contract and promissory estoppel principles. Mr. Braun also claimed that, under quantum meruit principles, he was entitled to lost compensation. Mr. Braun sought damages of approximately $50 million and requested specific performance of the acceleration and exercise of options. In August 2001, the Court (i) granted summary judgment dismissing Mr. Wetherell as a defendant and (ii) granted summary judgment, disposing of Mr. Braun's contract claim. In February 2002, the Court granted summary judgment disposing of Mr. Braun's promissory estoppel claim. Trial on the quantum meruit claim began in March 2002 and on March 11, 2002, the jury returned a verdict in favor of Mr. Braun and against the Company in the amount of $113,482.24. As to iCAST, the jury found that Mr. Braun had not proven his claim. The Company has filed a motion for directed verdict, which motion seeks to set aside the jury verdict against the Company. The period for post-trial motions or an appeal with respect to these decisions has not expired and, accordingly, Mr. Braun may seek to pursue such procedures.

   In August 2001, Jeffrey Black, a former employee of AltaVista Company, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of the termination of Mr. Black's employment with AltaVista. As set forth in the complaint, Mr. Black is seeking monetary damages in excess of $70 million. The Company and AltaVista each believe these claims are without merit and plan to vigorously defend against these claims. In March 2002, the Company and AltaVista filed a petition with the court to compel arbitration in Boston, Massachusetts and to stay the action.

   On February 26, 2002, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, Engage and the individual members of the Board of Directors of Engage (David S. Wetherell, George A. McMillan, Christopher M. Cuddy, Edward M. Bennett and Peter J. Rice). The complaint alleges, among other things, breaches of fiduciary duties by the Company and the individual defendants, and violations of Delaware law. The complaint requests, among other things, that the court (i) enjoin Engage from effecting a proposed reverse stock split, (ii) enjoin the issuance of shares of Engage common stock to the Company upon conversion of promissory notes previously issued by Engage to the Company, (iii) award rescissory relief if the reverse stock split and stock issuances are consummated, and (iv) award the plaintiff compensatory damages, attorneys' fees and expenses. On February 28, 2002, the Delaware Court of Chancery denied a request by the plaintiffs for the scheduling of a preliminary injunction hearing, and denied a request to allow expedited discovery in the lawsuit. The Company and Engage each believe these claims are without merit and plan to vigorously defend against these claims.

Item 2.  Changes in Securities and Use of Proceeds

   On November 8, 2001, the Company completed transactions pursuant to an agreement with Compaq Computer Corporation ("Compaq") and Compaq Financial Services Corporation, pursuant to which the Company exchanged a combination of $75 million in cash, the Company's 49% ownership interest in its affiliate B2E Solutions, LLC and an aggregate of 4,445,056 shares of the Company's Common Stock with Compaq for $220 million in aggregate principal amount of promissory notes issued by the Company, plus the accrued interest thereon. The shares of Common Stock were issued and sold to Compaq in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

   On November 20, 2001, the Company consummated the repurchase of all the outstanding shares of its Series C Convertible Preferred Stock (the "Series C Preferred Stock") pursuant to privately negotiated stock exchange agreements with the holders of the Series C Preferred Stock (the "Stockholders"). Pursuant to the agreements, the Company repurchased all of the outstanding shares of Series C Preferred Stock for aggregate consideration consisting of the following: (1) $100,300,669 in cash, (2) an obligation to deliver, no later than December 2, 2002, 448,347,107 Ordinary Shares of Pacific Century CyberWorks Limited, and (3) 34,699,331 shares of the Company's Common Stock. The shares of Common Stock were issued and sold to the Stockholders in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

   On November 28, 2001, the Company filed with the Secretary of State of the State of Delaware a Certificate of Elimination of Series C Convertible Preferred Stock, the effect of which was to eliminate from the Company's Restated Certificate of Incorporation all matters set forth in the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock with respect to such class of stock.

Item 4.  Submission of Matters to a Vote of Security Holders

   At the 2001 Annual Meeting of Stockholders of the Company (the "Annual Meeting") on December 19, 2001, the following matters were acted upon by the stockholders of the Company:

    1. The election of two Class II Directors for the ensuing three years;

    2. The approval of an amendment to the Company's Employee Stock Purchase
       Plan;

    3. Ratification of the appointment of KPMG LLP as independent auditors of the Company for the current year; and

    4. Consideration of a stockholder proposal regarding shareholding requirements.

   The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of November 2, 2001 was 352,848,926. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are David S. Wetherell, Jonathan Kraft and Peter McDonald. Subsequent to the Annual Meeting, George A. McMillan was elected to the Board of Directors, effective March 1, 2002. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                                          VOTES     VOTES      VOTES                  BROKER
                                           FOR     WITHHELD   AGAINST   ABSTENTIONS  NON-VOTES
                                       ----------- --------- ---------- ----------- -----------
1. Election of two Class II Directors:
   Barry K. Allen                      264,657,983 2,232,684    N.A.       N.A.        N.A.
   Virginia G. Bonker                  264,576,173 2,314,494    N.A.       N.A.        N.A.

2. Approval of the amendment to the
  Company's Employee Stock
  Purchase Plan                        260,702,235   N.A.     5,478,262    710,169     N.A.

3. Ratification of Independent
  Auditors                             265,134,902   N.A.     1,282,035    473,728     N.A.

4. Stockholder proposal                  8,857,134   N.A.    90,332,798  3,329,604  164,371,131

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

   The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

   (b) Reports on Form 8-K

   On November 9, 2001, the Company filed a Current Report on Form 8-K dated November 8, 2001 to report under Item 5 (Other Events) the completion of transactions pursuant to an agreement with Compaq Computer Corporation and Compaq Financial Services Corporation. No financial statements were filed with such report.

   On November 21, 2001, the Company filed a Current Report on Form 8-K dated November 20, 2001 to report under Item 5 (Other Events) the repurchase of all outstanding shares of its Series C Convertible Preferred Stock from the holders thereof and the retirement of the Series C Convertible Preferred Stock. No financial statements were filed with such report.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CMGI, INC.

                                                  /s/  THOMAS OBERDORF
                                          By: _______________________________
                                                      Thomas Oberdorf
                                                Chief Financial Officer and
                                                         Treasurer
                                                  (Principal Financial and
                                                    Accounting Officer)

Date: March 18, 2002

                                 EXHIBIT INDEX

Item                                                Description
----                                                -----------

 3.1 Certificate of Elimination of Series C Convertible Preferred Stock of the Registrant.

10.1 Offer Letter from AltaVista Company to James Barnett, dated November 15, 2001.

10.2 Form of Stock Exchange Agreement, dated November 20, 2001 by and between the Registrant and the
     Stockholders is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on
     Form 8-K dated November 20, 2001 (File No. 000-23262).

10.3 Form of Stock Exchange Agreement, dated November 20, 2001 by and among the Registrant, Maktar
     Limited, a wholly owned subsidiary of the Registrant organized under the laws of Ireland, and the
     Stockholders is incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on
     Form 8-K dated November 20, 2001 (File No. 000-23262).

10.4 Pledge Agreement, dated November 20, 2001, by and among Maktar Limited, a wholly owned subsidiary of the Registrant organized under the laws of Ireland, the Stockholders and AIB International
     Financial Services Limited, a limited liability company organized under the laws of Ireland, as agent for the Stockholders is incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated November 20, 2001 (File No. 000-23262).

10.5 Amended and Restated 1995 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Appendix II to the Registrant's Definitive Schedule 14A filed November 16, 2001 (File
     No. 000-23262).