Form 10-Q
period 2002-04-30
CMGI INC
filed 2002-06-14
CIK 914712

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-23262

CMGI, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-2921333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Brickstone Square	01810
Andover, Massachusetts	(Zip Code)
(Address of principal executive offices)

(978) 684-3600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No   ☐

Number of shares outstanding of the issuer’s common stock, as of June 12, 2002:

Common Stock, par value $.01 per share	392,449,546
Class	Number of shares outstanding

CMGI, INC.

FORM 10-Q

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2002	July 31, 2001
	(Unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$328,903	$710,704
Available-for-sale securities	26,170	110,134
Trading security	114,974	—
Accounts receivable, trade, net of allowance for doubtful accounts	62,988	111,593
Inventories	41,319	40,141
Prepaid expenses and other current assets	67,401	53,132

Total current assets	641,755	1,025,704

Property and equipment, net	135,049	209,554
Investments in affiliates	69,411	239,127
Goodwill and other intangible assets, net of accumulated amortization	271,718	464,867
Other assets	40,182	149,679

	$1,158,115	$2,088,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$114,974	$33,594
Current installments of long-term debt	736	6,213
Accounts payable	45,243	69,841
Accrued expenses	238,905	280,023
Other current liabilities	16,213	54,717

Total current liabilities	416,071	444,388

Long-term debt, less current installments	6,878	1,814
Deferred income taxes	—	20,795
Other long-term liabilities	7,121	19,097
Due to Hewlett-Packard Company and Hewlett-Packard Financial Services Corporation, net of $33,061 discount	21,939	220,000
Minority interest	100,774	186,440
Commitments and contingencies
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; issued 375,000 Series C convertible, redeemable preferred stock at July 31, 2001, dividend at 2% per annum; zero outstanding as of April 30, 2002 and 375,000 outstanding as of July 31, 2001; carried at liquidation value	—	390,640
Stockholders’ equity:
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and outstanding 392,174,370 shares at April 30, 2002 and 346,725,404 shares at July 31, 2001	3,921	3,467
Additional paid-in capital	7,289,976	7,138,132
Deferred compensation	—	(291)
Accumulated deficit	(6,690,347)	(6,353,233)

	603,550	788,075
Accumulated other comprehensive income	1,782	17,682

Total stockholders’ equity	605,332	805,757

	$1,158,115	$2,088,931

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)

Net revenue	$187,385	$290,313	$599,842	$987,245
Operating expenses (benefit):
Cost of revenue	169,444	261,224	530,299	900,749
Research and development	13,460	35,621	46,483	133,383
In-process research and development	—	—	—	1,462
Selling	34,987	82,691	113,978	333,334
General and administrative	38,429	64,999	122,395	224,491
Amortization of intangible assets and stock-based compensation	63,543	247,439	193,209	1,379,456
Impairment	(548)	609,491	47,353	2,678,063
Restructuring	1,721	18,526	13,951	127,398

Total operating expenses	321,036	1,319,991	1,067,668	5,778,336

Operating loss	(133,651)	(1,029,678)	(467,826)	(4,791,091)
Other income (expense):
Interest income	2,492	12,517	12,361	44,432
Interest expense, net	(5,292)	(6,637)	(2,917)	(39,634)
Other gains (losses), net	(7,441)	(48,155)	(34,125)	72,271
Gains (losses) on issuance of stock by subsidiaries	—	(432)	—	122,438
Equity in losses of affiliates	(2,003)	(9,948)	(15,396)	(39,376)
Minority interest	5,683	53,564	37,594	393,323

	(6,561)	909	(2,483)	553,454

Loss before income taxes and extraordinary item	(140,212)	(1,028,769)	(470,309)	(4,237,637)
Income tax benefit	(15,000)	(42,130)	(2,421)	(76,760)

Loss before extraordinary item	(125,212)	(986,639)	(467,888)	(4,160,877)
Extraordinary item:
Gain on extinguishment of notes payable to Hewlett-Packard Company	—	—	133,075	—

Net loss	$(125,212)	$(986,639)	$(334,813)	$(4,160,877)

Reconciliation of net loss to net loss available to common stockholders:
Net loss	$(125,212)	$(986,639)	$(334,813)	$(4,160,877)
Preferred stock accretion	—	(1,829)	(2,301)	(5,609)
Gain on repurchase of Series C Convertible Preferred stock	—	—	63,505	—

Net loss available to common stockholders	$(125,212)	$(988,468)	$(273,609)	$(4,166,486)

Basic and diluted loss per share available to common stockholders:
Loss available to common stockholders	$(0.32)	$(2.87)	$(1.08)	$(12.82)
Gain on extinguishment of notes payable to Hewlett-Packard Company	—	—	0.35	—

Net loss per share available to common stockholders	$(0.32)	$(2.87)	$(0.73)	$(12.82)

Shares used in computing basic and diluted loss per share	392,025	344,186	375,603	324,999

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(334,813)	$(4,160,877)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, amortization and impairment charges	317,450	4,158,361
Deferred income taxes	(2,421)	(77,537)
Non-operating gains, net	(124,991)	(194,709)
Equity in losses of affiliates	15,396	39,376
Minority interest	(37,594)	(393,323)
In-process research and development	—	1,462
Changes in operating assets and liabilities, excluding effects from acquired and divested companies:
Trade accounts receivable	46,457	98,580
Prepaid expenses and other current assets	(13,314)	(30,777)
Accounts payable and accrued expenses	(106,159)	(37,459)
Deferred revenues	(6,272)	(10,138)
Refundable and accrued income taxes, net	28,145	(6,094)
Other assets and liabilities	(740)	6,532

Net cash used for operating activities	(218,856)	(606,603)

Cash flows from investing activities:
Additions to property and equipment	(37,925)	(91,347)
Net proceeds from maturities of (purchases of) available-for-sale securities	22,366	20,971
Proceeds from liquidation of stock investments	20,851	954,453
Proceeds from sale of property and equipment	—	35,779
Investments in affiliates	1,662	(64,941)
Cash impact of acquisitions and divestitures of subsidiaries	61	(14,432)
Other	3,384	(240)

Net cash provided by investing activities	10,399	840,243

Cash flows from financing activities:
Net repayments of obligations under capital leases	(22,429)	(40,476)
Net proceeds from (repayments of) notes payable	(75,000)	(2,082)
Net proceeds from (repayments of) long-term debt	23,281	(3,482)
Payment for retirement of Series C Convertible Preferred Stock	(100,301)	—
Net proceeds from issuance of common stock	1,012	16,955
Net proceeds from issuance of stock by subsidiaries	93	6,535
Other	—	(4,926)

Net cash used for financing activities	(173,344)	(27,476)

Net increase (decrease) in cash and cash equivalents	(381,801)	206,164

Cash and cash equivalents at beginning of period	710,704	639,666

Cash and cash equivalents at end of period	$328,903	$845,830

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by CMGI, Inc. (“CMGI” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2001 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2001 (as amended on December 12, 2001). The results for the three- and nine-month periods ended April 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified in accordance with US GAAP to conform to current year presentation.

Certain costs related to the purchase price of products sold, inbound and outbound shipping charges, packing supplies and other costs associated with marketplace business of the Company’s eBusiness and Fulfillment segment are classified as cost of revenue. Certain fulfillment costs, including warehousing costs related to activities such as receiving goods and the picking and packing of goods for shipment within the Company’s eBusiness and Fulfillment segment are classified as selling expenses. The Company’s inventory balances principally consist of finished goods.

Marketable securities held by the Company which meet the criteria for classification as trading are carried at fair value. Unrealized holding gains and losses on securities classified as trading are recorded as a component of “Other gains (losses), net” in the accompanying condensed consolidated statements of operations.

B.    NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

The Company is required to adopt these statements for accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. The impact on the financial statements of the adoption of the non-amortization provisions of the statement is indeterminable at April 30, 2002 as the Company intends to continue to perform an impairment analysis of the remaining goodwill and other intangible assets through the end of fiscal year 2002 under its existing policy. Upon adoption on August 1, 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets under SFAS No. 142 and has not yet determined what effect these tests will have on the operations and financial position of the Company.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not completed its analysis of the impact of adopting SFAS No. 143, but does not expect this statement to have a material impact on its operations or financial position.

In October 2001, the FASB issued SFAS No. 144, “Impairment on Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the statement of operations under the new rules. The Company is currently evaluating the impact of SFAS No. 144 to its condensed consolidated financial statements.

In November 2001, the Emerging Issues Task Force of the FASB issued as interpretive guidance Topic No. D-103,“Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“Topic D-103”). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the statement of operations and was adopted by the Company at the beginning of the third quarter of fiscal 2002. This change in revenue classification impacts the Company’s Enterprise Software and Services segment, resulting in an increase in both net revenue and cost of revenue of approximately $0.6 million, $0.4 million for the three months ended October 31, 2001 and January 31, 2002, respectively, and $1.1 million and $5.1 million for the three and nine months ended April 30, 2001, respectively. There was no impact on operating loss for any prior periods. Comparative financial statements for prior periods were reclassified to comply with this interpretive guidance.

C.    OTHER GAINS (LOSSES), NET

The following schedule reflects the components of “Other gains (losses), net”:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2002	2001	2002	2001
	(in thousands)
	(unaudited)
Gain (loss) on sales of marketable securities	$(798)	$(116)	$(31,801)	$263,475
Gain (loss) on derivative and sale of hedged Yahoo!, Inc. common stock	—	(1,493)	53,897	85,164
Gain on sale of investment in eGroups, Inc.	—	—	—	8,114
Loss on impairment of marketable securities	(474)	(322)	(2,182)	(149,108)
Loss on impairment of investments in affiliates	(6,374)	(26,078)	(33,390)	(29,640)
Loss on sale of Activate.Net Corporation, Inc.	—	—	(20,743)	—
Loss on sale of Raging Bull, Inc.	—	—	—	(95,896)
Loss on sale of Signatures SNI, Inc.	—	(18,499)	—	(18,499)
Gain on sale of NaviSite, Inc. streaming division	522	—	522	—
Gain on sale of real estate holding	—	—	—	19,801
Gain (loss) on mark-to-market adjustment for trading security	(2,865)	—	20	—
Other, net	2,548	(1,647)	(448)	(11,140)

	$(7,441)	$(48,155)	$(34,125)	$72,271

During the nine months ended April 30, 2002, the Company sold marketable securities for total proceeds of approximately $20.6 million and recorded a net pre-tax loss of approximately $31.6 million on these sales. These

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

sales primarily consisted of approximately 7.1 million shares of Primedia, Inc. stock for proceeds of approximately $15.9 million, approximately 356,000 shares of MKTG Services Group, Inc. stock for total proceeds of approximately $1.1 million, approximately 3.7 million shares of divine, inc. (divine) stock for total proceeds of approximately $2.8 million and approximately 3.2 million shares of NexPrise, Inc. (NexPrise, formerly Ventro Corporation) stock for total proceeds of approximately $0.8 million.

On August 1, 2001, the Company settled the final tranche of its borrowing arrangement that hedged a portion of the Company’s investment in Yahoo!, Inc. (Yahoo!) stock. The Company delivered 581,499 shares of Yahoo! stock and recognized a pre-tax gain of approximately $53.9 million.

During the nine months ended April 30, 2002, the Company recorded impairment charges of approximately $33.4 million for other-than-temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC.

In September 2001, the Company completed the sale of its majority-owned subsidiary, Activate.Net Corporation (Activate), to Loudeye Technologies, Inc. and recorded a pre-tax loss of approximately $20.7 million.

In March 2002, NaviSite, Inc. (NaviSite), a majority-owned subsidiary, completed the sale of its streaming division and recorded a pre-tax gain of approximately $0.5 million.

During the nine months ended April 30, 2001, the Company sold marketable securities for total proceeds of approximately $947.1 million and recorded a net pre-tax gain of approximately $263.5 million on these sales. These sales primarily consisted of approximately 8.4 million shares of Lycos, Inc. stock for proceeds of approximately $394.7 million, approximately 241.0 million shares of Pacific Century CyberWorks Limited (PCCW) stock for proceeds of approximately $190.2 million, approximately 3.7 million shares of Kana Software, Inc. stock for proceeds of approximately $137.6 million, approximately 6.8 million shares of Terra Networks, S.A. (Terra Networks) stock for proceeds of approximately $78.3 million and approximately 1.3 million shares of Critical Path, Inc. stock for proceeds of approximately $72.8 million.

During the nine months ended April 30, 2001, the Company settled the first and second tranche of its borrowing arrangement that hedged a portion of the Company’s investment in Yahoo! stock. The Company recognized a pre-tax gain of approximately $85.2 million related to the settlement of the first and second tranche.

During the nine months ended April 30, 2001, the Company recorded approximately $149.1 million of impairment charges to reflect other-than-temporary impairment related to its available-for-sale securities. These charges primarily consisted of approximately $49.3 million, $38.7 million, $29.6 million and $25.4 million of impairment charges related to the Company’s holdings of Hollywood Entertainment, MKTG Services, Inc., Netcentives, Inc., and divine, respectively.

In January 2001, AltaVista Company (AltaVista), a majority-owned subsidiary of the Company, sold its subsidiary, Raging Bull, Inc., and recorded a net pre-tax loss of approximately $95.9 million. Also, in December 2000, AltaVista recorded a pre-tax gain of approximately $19.8 million on the sale of a real estate holding.

D.    GAINS ON ISSUANCE OF STOCK BY SUBSIDIARIES

During the nine months ended April 30, 2001, the Company recognized gains on issuance of stock by subsidiaries and affiliates primarily related to the issuance of approximately 14.9 million shares of common stock by Engage, Inc. (Engage), a majority-owned subsidiary of the Company, valued at approximately $225.7 million

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in its acquisitions of Space Media Holdings Limited (Space) and MediaBridge Technologies, Inc. (MediaBridge). The Company’s ownership interest in Engage decreased from approximately 86% to approximately 77% primarily as a result of these stock issuances. The Company provided for deferred income taxes resulting from the gains on issuance of stock by Engage.

E.    IMPAIRMENT

The Company records impairment charges as a result of management’s ongoing business review and impairment analysis performed under its existing policy regarding impairment. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. Management determines fair value of goodwill and certain other intangible assets based on a combination of the discounted cash flow methodology, which is based upon converting expected cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the Company. The market price multiples are selected and applied to the Company based on the relative performance, future prospects and risk profile of the Company in comparison to the guideline companies. Management predominantly utilizes third-party valuation reports in its determination of fair value. Management predominantly determines fair value of other long-lived assets, such as property and equipment, based on third party valuation reports.

During the first quarter of fiscal year 2002, the Company recorded impairment charges of approximately $36.6 million. These charges included impairment charges of $27.4 million and $6.5 million related to the purchase of certain leased equipment previously held under operating and capital leases by NaviSite and AltaVista, respectively (see Note L). The Company also recorded approximately $2.8 million related to impairment of customer base and workforce in place intangible assets at Tallán, Inc. (Tallán).

During the second quarter of fiscal year 2002, the Company recorded impairment charges totaling approximately $11.3 million. NaviSite recorded long-lived asset impairment charges of approximately $7.2 million related to: (1) the purchase of certain equipment in excess of fair market value that was previously held under operating leases; (2) the modification of payment terms of certain operating leases that resulted in above market capital leases; and (3) the identification of certain leased assets that will not provide future value and (4) the identification of obsolete equipment and software and for equipment no longer on hand. AltaVista recorded long-lived asset impairment charges totaling approximately $1.1 million related to an adjustment of a previously recorded impairment charge recorded by AltaVista as part of its agreement with Compaq Financial Services Corporation, (now Hewlett-Packard Financial Services Corporation, HPFS) to purchase certain equipment that it had previously leased under operating and capital lease agreements. Tallán recorded an impairment charge totaling approximately $0.6 million resulting from the carrying value of certain other intangible assets, specifically the workforce in place as of the acquisition date, exceeding their estimated fair value at January 31, 2002. The Company also recorded an impairment charge of approximately $2.3 million resulting from a write-off of certain assets which are no longer being utilized by the Company, primarily software and consulting fees capitalized in the development of software for internal use, computer equipment and furniture and fixtures, at the Company’s headquarters.

During the third quarter of fiscal year 2002, the Company recorded a net reversal of accruals related to lease termination charges totaling approximately $0.5 million. During the quarter, the Company recorded an asset impairment charge of approximately $2.9 million related to leasehold improvements that were deemed impaired as a result of AltaVista’s renegotiation of a real estate lease. Under the renegotiated terms, AltaVista reduced the amount of square footage under the lease and forfeited certain leasehold improvements that were located in the leased building. AltaVista deemed these forfeited leasehold improvements to be permanently impaired as the

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

leasehold improvements would not provide any future economic benefit to AltaVista. Additionally, Tallán recorded an impairment of long-lived assets charge of approximately $0.7 million resulting from the carrying value of certain other intangible assets, specifically the workforce in place and the customer list as of the acquisition date, exceeding their estimated fair value at April 30, 2002. These impairment charges were offset by an adjustment of a previously recorded accrual of approximately $4.0 million by NaviSite related to lease terminations for idle and active customer equipment held under operating leases in the first quarter of fiscal year 2002.

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

During the second quarter of fiscal 2001, the Company recorded impairment charges totaling approximately $2.0 billion. Each of the companies for which impairment charges were recorded in the second quarter had experienced declines in operating and financial metrics over the previous several quarters in comparison to the metrics forecasted at the time of their respective acquisitions. The impairment analysis considered that these companies were recently acquired during the time period from August 1999 to March 2000 and that the intangible assets recorded upon acquisition of these companies were generally being amortized over a three-year useful life. However, sufficient monitoring was performed over the course of the prior several quarters and the companies had each completed an operating cycle since acquisition. This monitoring process culminated with impairment charges for these companies in the second quarter of fiscal 2001. The amount of the impairment charge was determined by comparing the carrying value of goodwill and certain other intangible assets to fair value at January 31, 2001. The discount rates used as of January 31, 2001 ranged from 20% to 25%. These discount rates were determined by an analysis of the risks associated with certain goodwill and other intangible assets. The resulting net cash flows to which the discount rates were applied were based on management’s estimates of revenues, operating expenses and income taxes from the assets with identified impairment indicators.

As a result of sequential declines in operating results, primarily due to the continued weak overall demand for on-line advertising and marketing services and changes in business strategies, management determined that the carrying value of goodwill and certain other intangible assets of Engage’s media business, Yesmail, Inc. (Yesmail), AdForce, and AltaVista should be adjusted. Accordingly, the Company recorded impairment charges of approximately $524.1 million, $350.6 million, $241.8 million and $862.6 million, respectively, totaling $1.98 billion during the second quarter of fiscal 2001 to adjust the carrying value of these intangible assets. Also during the second quarter of fiscal 2001, CMGI announced its decision to cease funding of ExchangePath, LLC (ExchangePath). In connection with this decision, management determined that the carrying value of certain intangible assets of ExchangePath, principally goodwill, were permanently impaired and recorded impairment charges in the quarter ended January 31, 2001 of approximately $5.7 million. The Company also recorded other

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment charges during the second quarter of fiscal 2001 totaling approximately $13.8 million primarily related to certain intangible assets of Tallán.

During the third quarter of fiscal 2001, the Company recorded impairment charges totaling approximately $609.5 million. As a result of a decline in operating and financial metrics at Tallán over the prior few quarters in comparison to the metrics forecasted at the time of acquisition, management determined that the carrying value of certain intangibles assets, principally goodwill, were permanently impaired and recorded impairment charges of $497.0 million during the third quarter of fiscal year 2001. In addition, CMGI announced its decision to explore strategic alternatives for the businesses conducted by its subsidiary, Activate, and AdForce, a subsidiary of ProvisionSoft. In connection with these decisions, management determined that the carrying value of certain intangible assets, principally goodwill, were permanently impaired and recorded impairment charges of approximately $30.4 million and $81.4 million related to Activate and AdForce, respectively, during the third quarter of fiscal year 2001.

The impairment factors evaluated by management may change in subsequent periods, given that the Company operates in a volatile business environment. This could result in additional material impairment charges in future periods.

F.    RESTRUCTURING CHARGES

During the nine months ended April 30, 2002, the Company recorded net restructuring charges totaling approximately $14.0 million in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3 and Staff Accounting Bulletin No. (SAB) 100.

The Company’s restructuring initiatives involved strategic decisions to exit certain businesses or to re-evaluate the current state of on-going businesses. Restructuring charges consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries to increase operational efficiencies, improve margins and further reduce expenses. Severance charges include employee termination costs as a result of a reduction in workforce and salary expense for certain employees involved in the restructuring efforts. Employees affected by the restructuring were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The asset impairment charges primarily related to the write-off of property and equipment.

During the first quarter of fiscal year 2002, Engage incurred approximately $12.5 million of restructuring charges, which were primarily a result of the closing of its on-line advertising operations and its implementation of a restructuring plan designed to reduce its corporate overhead costs through reductions in the size of its staff. The closing of the on-line advertising business resulted in severance costs resulting from the termination of approximately 232 employees and contract termination costs in connection with the costs to exit facility and equipment leases. Also during the first quarter of fiscal year 2002, AltaVista incurred restructuring charges of approximately $10.0 million, which were primarily a result of a change in its business strategy from an on-line advertising and portal-based business model to a search software business model. The restructuring charges were primarily related to severance costs in connection with a reduction in the workforce of approximately 120 persons, costs associated with the closing of its Irving, California office location, and the write-off of an information systems software package. In addition, MyWay incurred approximately $5.9 million in restructuring charges primarily related to the write-off of property and equipment, as well as the termination of customer and vendor contracts. Tallán incurred restructuring charges of approximately $4.0 million that primarily related to

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

severance costs associated with a reduction in the workforce of approximately 72 persons, as well as costs associated with the closing of five office locations. NaviPath, Inc. (NaviPath) incurred restructuring charges of approximately $3.1 million that primarily related to severance costs and legal and other professional fees incurred in connection with the cessation of its operations. The Company also recorded approximately $2.2 million primarily related to the write-off of property and equipment and costs incurred to exit facility leases in Europe.

Also during the first quarter of fiscal year 2002, the Company settled certain vendor and customer contractual obligations for amounts less than originally anticipated. As a result, the Company recorded a restructuring adjustment of approximately $20.5 million to the accrued restructuring balance of July 31, 2001, primarily related to payments by NaviPath to terminate purchase commitments and service contracts for amounts less than originally estimated.

During the second quarter of fiscal year 2002, the Company recorded approximately $2.0 million in restructuring expenses primarily related to AltaVista, MyWay and its corporate headquarters. AltaVista incurred restructuring charges of approximately $0.8 million primarily related to the write-off of fixed assets resulting from AltaVista’s decision to shut-down its European data center. MyWay incurred restructuring expenses of $0.4 million related to the termination of certain customer and vendor contracts in connection with the cessation of its operations. The restructuring charge incurred at the Company’s headquarters of approximately $0.6 million related to severance costs resulting from the termination of approximately 70 employees as part of a plan to reduce Corporate overhead costs.

Also during the second quarter of fiscal year 2002, the Company settled certain vendor and customer contractual obligations for amounts less than originally anticipated and recorded a reversal of previously recorded restructuring expense. This resulted in restructuring adjustments of approximately $7.4 million primarily related to settlements negotiated by NaviPath, Engage, Tribal Voice, Inc., MyWay and CMG@Ventures, Inc. with their respective customers and vendors for amounts less than originally estimated.

During the third quarter of fiscal year 2002, the Company recorded approximately $4.8 million in restructuring expenses primarily related to AltaVista, MyWay and its corporate headquarters. AltaVista recorded restructuring charges of approximately $3.6 million primarily related to an adjustment of a previously recorded restructuring charge for vacant space in a facility resulting from AltaVista’s decision to move from an on-line advertising and portal-based business model to a search software based business model. In the first quarter of fiscal year 2002, AltaVista recorded a restructuring charge for one year of rent related to space that was previously occupied by the portal business. As a result of the renegotiation of a real estate lease, the space that had been included in the original restructuring charge was forfeited. Therefore, during the third quarter of fiscal year 2002, AltaVista recorded a restructuring charge for the portion of the termination fee that related to the forfeited space. MyWay incurred restructuring expenses of $0.5 million primarily related to severance costs resulting from the termination of remaining employees. The restructuring charge incurred at the Company’s headquarters of approximately $0.6 million primarily related to additional severance costs that were not estimable until the third quarter of fiscal year 2002 resulting from the termination of certain employees that had been notified as part of the Company’s headcount reduction implemented during the second quarter of fiscal year 2002.

These restructuring charges recorded were partially offset by a reversal of approximately $2.5 million and $0.2 million at NaviSite and Engage, respectively. During the three months ended April 30, 2002, NaviSite and Engage settled certain vendor and customer contractual obligations for amounts less than originally anticipated and recorded a reversal of previously recorded restructuring expense.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the activity in the restructuring accrual included as a component of accrued expenses from July 31, 2001 through April 30, 2002:
	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
	(unaudited)
Accrued restructuring balance at July 31, 2001	$4,168	$91,384	$—	$95,552
Q1 Restructuring	5,916	13,621	18,589	38,126
Q2 Restructuring	1,140	235	662	2,037
Q3 Restructuring	918	3,456	400	4,774
Restructuring adjustments	—	(30,986)	—	(30,986)
Cash charges	(10,176)	(36,769)	—	(46,945)
Non-cash charges	—	(10,767)	(19,651)	(30,418)

Accrued restructuring balance at April 30, 2002	$1,966	$30,174	$—	$32,140

The Company anticipates that the remaining restructuring charges will be settled by March 2004. It is expected the payments of employee-related expenses will be substantially complete within three months. The remaining contractual obligation payments are primarily related to facilities and equipment lease obligations.

The net restructuring charges (benefits) for the three and nine month periods ended April 30, 2002 and 2001 would have been allocated as follows had the Company recorded the expense and adjustment within the functional department of the restructured activities:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2002	2001	2002	2001
	(in thousands)
	(unaudited)
Cost of revenue	$(2,440)	$439	$(17,562)	$40,607
Research and development	(19)	779	3,404	13,737
Selling	261	5,407	8,907	26,327
General and administrative	3,919	11,901	19,202	46,727

	$1,721	$18,526	$13,951	$127,398

G.    SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision maker for purposes of making decisions about allocating resources and assessing performance, the Company’s operations have been classified in three operating segments that are strategic business units offering distinctive products and services that are marketed through different channels.

The Company previously reported five operating segments: i) Interactive Marketing, ii) eBusiness and Fulfillment, iii) Search and Portals, iv) Infrastructure and Enabling Technologies, and v) Internet Professional Services. As a result of the cessation of operations, sale or other disposition of several subsidiaries and restructuring efforts at several of the remaining subsidiaries, the Company has realigned its operating segments and now reports three operating segments: i) Enterprise Software and Services (which consists of Engage, Yesmail, AltaVista, ProvisionSoft, Equilibrium Technologies, Inc. (Equilibrium) and Tallán) ii) eBusiness and Fulfillment (which consists of SalesLink Corporation (SalesLink), uBid, Inc. (uBid) and the historical results of Signatures SNI, Inc., until the sale of the Company’s majority interest in February 2001), iii) Managed Application Services (which consists of NaviSite, and the historical results of NaviPath, ExchangePath and 1stUp

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

until the cessation of their operations in January 2002, January 2001 and December 2000, respectively, and Activate, until its sale in September 2001). The Other segment represents certain corporate marketing and administrative expenses and the Company’s venture capital arm which invests in companies involved in various aspects of the Internet.

In addition to its three current operating segments, the Company continues to report a Portals (formerly Search and Portals) segment that consists of the operations of MyWay and iCAST, as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. In the second quarter of fiscal year 2001, management announced its decision to cease funding the operations of iCAST, and in the second quarter of fiscal 2002, the Company’s management announced its decision to cease funding the operations of MyWay. Accordingly, the historical results of these companies will continue to be reported in the Portals segment as will any residual results from operations that exist through the cessation of operations. Prior to the realignment of the business and the reporting segments, the Search and Portals segment also included the results of AltaVista. For comparative purposes, the historical results of AltaVista for all periods presented have been reclassified to the Enterprise Software and Services segment.

Management evaluates segment performance based on segment net revenue, operating loss and “pro forma operating income (loss)”, which is defined as the operating income (loss) excluding net charges related to in-process research and development, depreciation, long-lived asset impairment, restructuring and amortization of intangible assets and stock-based compensation.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information of the Company’s operations by business segment is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2002	2001	2002	2001
	(in thousands)
	(unaudited)
Net revenue:
Enterprise Software and Services	$36,522	$88,612	$122,674	$350,236
eBusiness and Fulfillment	140,582	166,197	427,473	528,524
Managed Application Services	10,070	30,932	43,159	92,736
Portals (formerly Search and Portals)	211	4,572	6,536	15,749
Other	—	—	—	—

	$187,385	$290,313	$599,842	$987,245

Operating loss:
Enterprise Software and Services	$(68,279)	$(833,802)	$(223,201)	$(4,097,664)
eBusiness and Fulfillment	(53,536)	(55,032)	(135,315)	(134,629)
Managed Application Services	(1,373)	(89,588)	(63,562)	(308,840)
Portals (formerly Search and Portals)	(95)	(26,911)	(6,391)	(179,750)
Other	(10,368)	(24,345)	(39,357)	(70,208)

	$(133,651)	$(1,029,678)	$(467,826)	$(4,791,091)

Pro forma operating income (loss):
Enterprise Software and Services	$(22,598)	$(55,720)	$(63,463)	$(230,936)
eBusiness and Fulfillment	(20,690)	(3,610)	(37,424)	(10,008)
Managed Application Services	(3,032)	(47,648)	(34,899)	(188,170)
Portals (formerly Search and Portals)	353	(2,155)	60	(39,996)
Other	(8,497)	(22,557)	(29,246)	(65,473)

	$(54,464)	$(131,690)	$(164,972)	$(534,583)

H.    EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Zero and approximately 6.9 million weighted average common stock equivalents and zero and approximately 9.7 million shares representing the weighted average effect of assumed conversion of convertible preferred stock were excluded from the denominator in the diluted loss per share calculation for the three months ended April 30, 2002 and 2001, respectively. Approximately 3.1 million and 9.2 million weighted average common stock equivalents and zero and approximately 9.6 million shares representing the weighted average effect of assumed conversion of convertible preferred stock were excluded from the denominator in the diluted loss per share calculation for the nine months ended April 30, 2002 and 2001, respectively.

If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from net income (loss) the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial for the three and nine months ended April 30, 2002 and 2001.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I.    COMPREHENSIVE LOSS

The components of comprehensive loss, net of income taxes, are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2002	2001	2002	2001
	(in thousands)
	(unaudited)
Net loss	$(125,212)	$(986,639)	$(334,813)	$(4,160,877)
Net unrealized holding gain (loss) arising during period	(4,169)	(38,528)	(32,156)	(557,443)
Reclassification adjustment for realized loss in net loss	3,212	501	16,256	(17,090)

Comprehensive loss	$(126,169)	$(1,024,666)	$(350,713)	$(4,735,410)

J. CONDENSED	CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

	Nine Months Ended April 30,
	2002	2001
	(in thousands)
	(unaudited)
Cash paid during the period for:
Interest	$942	$5,296

Income taxes	$1,341	$16,794

Cash received during the period for:
Federal income tax refund	$13,975	$—

During the nine months ended April 30, 2002, significant non-cash investing activities included the following transactions:

In August 2001, the Company settled the final tranche of the borrowing arrangement that hedged a portion of the Company’s investment in the common stock of Yahoo! through the delivery of 581,499 shares of Yahoo! common stock.

In August 2001, the Company issued approximately 5.4 million shares of its common stock to Compaq Computer Corporation, (recently acquired by Hewlett-Packard Company (HP)), a significant stockholder of CMGI, as a semi-annual interest payment valued at approximately $11.5 million related to notes payable issued in the acquisition of AltaVista.

Effective August 1, 2001, the Company’s subsidiary, NaviSite, restructured certain operating lease agreements with HPFS (see Note L).

In October 2001, the Company’s affiliate, CMG@Ventures I, LLC distributed approximately 1.7 million shares of Terra Networks, S.A. stock to certain of its profit members. In November 2001, the Company’s affiliates, CMG@Ventures I, LLC and CMG@Ventures II, LLC, distributed the following shares to certain of their respective profit members: approximately 1.2 million shares of Terra Networks stock, approximately

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

574,000 shares of Yahoo! common stock, approximately 257,000 shares of Vicinity Corporation common stock, approximately 178,000 shares of Kana Software, Inc. common stock, approximately 106,000 shares of NexPrise common stock, approximately 80,000 shares of Hollywood Entertainment common stock, approximately 66,000 shares of Critical Path, Inc. common stock, approximately 44,000 shares of Amazon.com, Inc. common stock, approximately 12,000 shares of PTEK Holdings, Inc. common stock and approximately 3,000 shares of MarchFirst, Inc. common stock. Certain portions of these distributions were made to David Wetherell, CMGI’s Chairman and former Chief Executive Officer, in his capacity as a profit member of CMGI@Ventures I, LLC and CMG@Ventures II, LLC. These distributions resulted in a reduction in “Other assets” and “Minority interest” in the accompanying condensed consolidated balance sheets.

In November 2001, the Company retired its $220.0 million in face amounts of notes payable due to HP (see Note L).

Also in November 2001, the Company repurchased all of the outstanding shares of its Series C Convertible Preferred Stock (see Note M).

K.    DERIVATIVE FINANCIAL INSTRUMENTS

In April 2000, the Company entered into a borrowing arrangement that hedged a portion of the Company’s investment in common stock of Yahoo!. Under the terms of the contract, the Company agreed to deliver, at its discretion, either cash or Yahoo! common stock in three separate tranches, with maturity dates ranging from August 2000 to February 2001. The Company executed the first tranche in April 2000 and received approximately $106.4 million. The Company subsequently settled this tranche through the delivery of 581,499 shares of Yahoo! common stock in August 2000. In May 2000, the Company received approximately $68.5 million and $5.7 million upon the execution of the second and third tranches, respectively. The Company settled the second tranche for cash totaling approximately $33.6 million in October 2000. The Company settled the third tranche through the delivery of 47,684 shares of Yahoo! common stock in February 2001. In November 2000, the Company entered into a new agreement to hedge the Company’s investment in 581,499 shares of Yahoo! common stock. The Company received approximately $31.5 million of cash in connection with this new agreement. Under the terms of the new contract, the Company delivered 581,499 shares of Yahoo! common stock on August 1, 2001, and recognized a pre-tax gain in the condensed consolidated statement of operations of approximately $53.9 million. The net gain is included in “Other gains (losses), net”.

L. AGREEMENTS	WITH HEWLETT-PACKARD COMPANY AND HEWLETT-PACKARD FINANCIAL SERVICES CORPORATION

In October 2001, the Company and its majority-owned subsidiaries, AltaVista and NaviSite, entered into agreements with HP, a significant stockholder of CMGI, and HP’s wholly owned subsidiary, HPFS. NaviSite purchased and recorded equipment from HPFS effective August 1, 2001, with a fair market value of $9.6 million, previously leased by NaviSite under operating lease agreements expiring through 2003, in exchange for a note payable of approximately $35.0 million. Accordingly, as the fair value of the equipment, based on a preliminary independent appraisal, was less than the associated debt obligation, NaviSite recorded an impairment charge on long-lived assets in the first quarter of fiscal 2002 of approximately $27.4 million. The $35.0 million due to HPFS was executed in the form of a convertible note payable to HPFS in the total amount of $55.0 million on November 8, 2001, as described below.

Additionally, under the terms of these agreements, AltaVista agreed to purchase certain equipment that it had previously leased from HPFS under operating and capital lease agreements in exchange for a cash payment of $20.0 million. Based on an independent appraisal, the fair market value of the equipment was determined to be

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$7.9 million. As the fair market value of the equipment was less than the sum of the cash payment and the carrying value of the equipment under capital lease agreements, net of the remaining obligations, AltaVista recorded an impairment charge on long-lived assets in fiscal year 2002 of approximately $7.6 million. On November 8, 2001, AltaVista completed and recorded the purchase of this equipment.

In November 2001, as part of the agreement with HPFS, NaviSite received $20.0 million in cash from HPFS in exchange for a six-year convertible note payable. This note, which also relates to the $35.0 million equipment purchase described above, bears interest at 12% and requires payment of interest only for the first three years from the date of issuance. A portion of the interest payable to HPFS in the first two years may be paid in NaviSite common stock. Principal and interest payments are due on a straight-line basis commencing in year four until maturity on the sixth anniversary from the issuance date. The convertible note payable is secured by substantially all assets of NaviSite and cannot be prepaid. The principal balance may be converted into NaviSite common stock at the option of the holder at any time prior to maturity at a conversion rate of $0.26 per share. The conversion rate of $0.26 results in beneficial conversion rights for HPFS. The intrinsic value of the beneficial conversion rights amounted to approximately $36.0 million which has been reflected as a reduction of the carrying value of the convertible notes payable and will be amortized into interest expense over the life of the notes. As of April 30, 2002, approximately $2.8 million has been amortized into interest expense. Should HPFS convert its note payable into NaviSite’s common stock, HPFS would own a controlling interest in NaviSite.

In November 2001, as part of these agreements, HP agreed to deem the Company’s $220.0 million in face amounts of notes payable, plus the accrued interest thereon, paid in full in exchange for $75.0 million in cash, approximately 4.5 million shares of CMGI common stock and CMGI’s 49% ownership interest in its affiliate, B2E Solutions, LLC, of which HP had previously owned the remaining 51%. As a result, the Company recorded an extraordinary gain of approximately $133.1 million related to the extinguishment of the Company’s $220.0 million in face amounts notes payable to HP. The gain was calculated as the difference between the carrying value of the notes payable plus accrued interest thereon, less the carrying value of the consideration exchanged. The carrying value of the consideration approximated fair market value at the date of the transaction.

M.    RETIREMENT OF SERIES C CONVERTIBLE PREFERRED STOCK

In November 2001, the Company repurchased of all the outstanding shares of its Series C Convertible Preferred Stock (Series C Preferred Stock) pursuant to privately negotiated stock exchange agreements with the holders of the Series C Preferred Stock. Under these agreements, the Company repurchased all of the outstanding shares of its Series C Preferred Stock for aggregate consideration consisting of approximately $100.3 million in cash, approximately 34.7 million shares of the Company’s common stock, and an obligation to deliver, no later than December 2, 2002, approximately 448.3 million shares of PCCW stock.

In addition, due to the delayed delivery obligation with respect to the PCCW shares, the Company agreed to make cash payments to the former holders of the Series C Preferred Stock, on the dates and in the aggregate amounts as follows: approximately $3.7 million on February 19, 2002, approximately $3.5 million on May 17, 2002, approximately $3.8 million on August 19, 2002, approximately $3.7 million on November 19, 2002 and approximately $0.5 million on December 2, 2002. The obligation to make payments ceases upon delivery of the PCCW shares and any payment due for the period during which the PCCW shares are delivered to the former holders of the Series C Preferred Stock will be reduced on a pro rata basis. The Company has made the first two cash payments to the former shareholders.

As a result of this transaction, the Company recognized an increase in the stockholders’ equity section of the accompanying condensed consolidated balance sheets of approximately $63.5 million. The gain was calculated

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as the difference between the carrying value of the Series C Preferred Stock less the carrying value of the consideration exchanged at the date of the transaction. The carrying value of the consideration exchanged approximated fair market value at the date of the transaction. Additionally, the Company has reclassified its investment in PCCW shares from “Other assets” to “Trading security” and, in accordance with SFAS No. 115, recognized a pre-tax gain in the condensed consolidated statements of operations of approximately $19.6 million. The liability related to the obligation to deliver the PCCW stock is carried at market value and has been classified as a current note payable in the accompanying condensed consolidated balance sheets. Changes in market value of this note payable are recorded through “interest expense” and offset any changes in the market value of the PCCW stock, which are reflected in “Other gains (losses), net,” resulting in no net impact to the accompanying condensed consolidated statements of operations.

N.    CONTINGENCIES

In December 1999, Neil Braun, a former officer of iCAST Corporation, a wholly owned subsidiary of the Company (“iCAST”), filed a complaint in United States District Court, Southern District of New York naming the Company, iCAST and David S. Wetherell as defendants. In the complaint, Mr. Braun alleged breach of contract regarding his termination from iCAST and claimed that he was entitled to acceleration of options to purchase CMGI common stock and iCAST common stock, upon his termination, under contract and promissory estoppel principles. Mr. Braun also claimed that, under quantum meruit principles, he was entitled to lost compensation. Mr. Braun sought damages of approximately $50 million and requested specific performance of the acceleration and exercise of options. In August 2001, the Court (i) granted summary judgment dismissing Mr. Wetherell as a defendant and (ii) granted summary judgment, disposing of Mr. Braun’s contract claim. In February 2002, the Court granted summary judgment disposing of Mr. Braun’s promissory estoppel claim. Trial on the quantum meruit claim was held in March 2002 and the jury returned a verdict in favor of Mr. Braun and against the Company in the amount of $113,482.24. As to iCAST, the jury found that Mr. Braun had not proven his claim. The Company filed a motion for directed verdict, which motion sought to set aside the jury verdict against the Company. Such motion was denied. In May 2002, Mr. Braun appealed the verdict.

In August 2001, Jeffrey Black, a former employee of AltaVista Company, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of the termination of Mr. Black’s employment with AltaVista. As set forth in the complaint, Mr. Black is seeking monetary damages in excess of $70 million. The Company and AltaVista each believes that these claims are without merit and plans to vigorously defend against these claims. In March 2002, the court ordered the case to arbitration in California. In June 2002, Mr. Black appealed such order.

On February 26, 2002, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, Engage and the individual members of the Board of Directors of Engage (David S. Wetherell, George A. McMillan, Christopher M. Cuddy, Edward M. Bennett and Peter J. Rice). The complaint alleges, among other things, breaches of fiduciary duties by the Company and the individual defendants, and violations of Delaware law. The complaint requests, among other things, that the court (i) enjoin Engage from effecting a proposed reverse stock split, (ii) enjoin the issuance of shares of Engage common stock to the Company upon conversion of promissory notes previously issued by Engage to the Company, (iii) award rescissory relief if the reverse stock split and stock issuances are consummated, and (iv) award the plaintiff compensatory damages, attorneys’ fees and expenses. On February 28, 2002, the Delaware Court of Chancery denied a request by the plaintiffs for the scheduling of a preliminary injunction hearing, and denied a request to allow expedited discovery in the lawsuit. In May 2002, the plaintiffs filed an amended complaint. In addition to

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the requests stated in the original complaint, the amended complaint requests that the court (i) enjoin a merger as to which the Company had extended an offer but has not reached a definitive agreement by and among the Company, a wholly owned subsidiary of the Company and Engage (the “Merger”), and (ii) declare the Merger not to be entirely fair to the plaintiffs. The Company and Engage each believes that these claims are without merit and plans to vigorously defend against these claims.

On May 21, 2002, a purported class action lawsuit was filed with the Court of Chancery of the State of Delaware against the Company, Engage and the individual members of the Board of Directors of Engage (David S. Wetherell, George A. McMillan, Christopher M. Cuddy, Edward M. Bennett and Peter J. Rice). The complaint alleges, among other things, breaches of fiduciary duties. The complaint requests, among other things, that the Court (i) enjoin, preliminarily and permanently, the Merger, (ii) rescind the Merger (in the event it is consummated) or grant the plaintiffs rescissory damages, (iii) direct that the defendants account to plaintiffs for all damages caused to the plaintiffs and any special benefits obtained as a result of alleged unlawful conduct, and (iv) award the plaintiffs the costs and disbursements (including attorneys’ fees) relating to this action. The Company and Engage each believes that these claims are without merit and plans to vigorously defend against these claims.

On May 21, 2002, another purported class action lawsuit was filed with the Court of Chancery of the State of Delaware against the Company, Engage and Robert W. Bartlett, Jr., Edward A. Bennett, Christopher M. Cuddy, George A. McMillan, Peter M. Rice, David S. Wetherell and Andrew J. Zimmon (officers and directors of Engage). The complaint alleges, among other things, breaches of fiduciary duties. The complaint requests, among other things, that the Court (i) enjoin, preliminarily and permanently, the Merger, (ii) rescind the Merger (in the event it is consummated) or grant the plaintiffs rescissory damages, (iii) direct that the defendants account to plaintiffs for all profits and any special benefits obtained as a result of alleged unlawful conduct, and (iv) award the plaintiffs the costs and disbursements (including attorneys’ and experts’ fees) relating to this action. The Company and Engage each believes that these claims are without merit and plans to vigorously defend against these claims.

The Company is also subject to a number of actions brought by former employees as well as other disputes that arise in the ordinary course of business.

Although the Company believes that, as to each of these actions, the cases have no merit, and that the ultimate resolution of these disputes will not have a material adverse impact on its financial position, results of operations, or cash flows, any adverse trial or jury verdicts could result in a material loss to the Company. The costs and other effects of pending or future litigation, claims, settlements, and judgments, and changes in those matters, could have a material adverse effect on the Company’s business, financial condition and operating results. At this time, the Company is unable to predict the outcomes of the litigation and cannot reasonably estimate a range of possible loss given the current status of the cases.

O.    SUBSEQUENT EVENT

On May 21, 2002, CMGI announced that its Board of Directors had approved a proposal to acquire all of the outstanding publicly held shares of Engage, Inc. Under the proposal, each publicly held share of Engage would be exchanged for .2286 of a share of CMGI common stock pursuant to a merger among Engage, CMGI and a wholly-owned subsidiary of CMGI. The merger would be subject to, among other things, negotiation and execution of a definitive merger agreement. CMGI currently holds approximately 148 million shares of common stock of Engage (excluding shares issuable upon conversion of notes held by CMGI), which represents approximately 75.5% of Engage’s outstanding shares.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in this section under the heading “Factors That May Affect Future Results” and elsewhere in this report and the risks discussed in the Company’s other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Basis of Presentation

The Company previously reported five operating segments: i) Interactive Marketing, ii) eBusiness and Fulfillment, iii) Search and Portals, iv) Infrastructure and Enabling Technologies, and v) Internet Professional Services. As a result of the cessation of operations, sale or other disposition of several subsidiaries and restructuring efforts at several of the remaining subsidiaries, the Company has realigned its operating segments and now reports three operating segments: i) Enterprise Software and Services (which consists of Engage, (Engage, Inc.), Yesmail, Inc. (Yesmail), AltaVista Company (AltaVista), ProvisionSoft, Inc. (ProvisionSoft, formerly CMGion), Equilibrium Technologies, Inc. (Equilibrium) and Tallán, Inc. (Tallán) ii) eBusiness and Fulfillment (which consists of SalesLink Corporation (SalesLink), uBid, Inc. (uBid) and the historical results of Signatures SNI, Inc., (Signatures) until the sale of the Company’s majority interest in February 2001), iii) Managed Application Services (which consists of NaviSite, Inc. (NaviSite) and the historical results of NaviPath, Inc. (NaviPath), ExchangePath LLC (ExchangePath) and 1stUp.com Corporation (1stUp) until the cessation of their operations in January 2002, January 2001 and December 2000, respectively, and Activate.Net Corporation (Activate), until its sale in September 2001). The Other segment represents certain corporate marketing and administrative expenses and the Company’s venture capital arm which invests in companies involved in various aspects of the Internet.

In addition to its three current operating segments, the Company continues to report a Portals (formerly Search and Portals) segment that consists of the operations of MyWay and iCAST, as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. In the second quarter of fiscal year 2001, management announced its decision to cease funding the operations of iCAST, and in the second quarter of fiscal 2002, the Company’s management announced its decision to cease funding the operations of MyWay. Accordingly, the historical results of these companies will continue to be reported in the Portals segment, as will any residual results from operations that exist through the cessation of operations. Prior to the realignment of the business and the reporting segments, the Portals segment also included the results of AltaVista. For comparative purposes, the historical results of AltaVista for all periods presented have been reclassified to the Enterprise Software and Services segment.

In accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by CMGI exclude the effect of transactions between CMGI’s subsidiaries.

Three months ended April 30, 2002 compared to three months ended April 30, 2001

Net Revenue:

	Three Months Ended April 30, 2002	As a % of Total Net Revenue	Three Months Ended April 30, 2001	As a % of Total Net Revenue	$ Change	% Change
	($ in thousands)
Enterprise Software and Services	$36,522	20%	$88,612	30%	$(52,090)	(59)%
eBusiness and Fulfillment	140,582	75%	166,197	57%	(25,615)	(15)%
Managed Application Services	10,070	5%	30,932	11%	(20,862)	(67)%
Portals	211	0%	4,572	2%	(4,361)	(95)%
Other	—	—	—	—	—	—

Total	$187,385	100%	$290,313	100%	$(102,928)	(35)%

The decrease in net revenue for the three months ended April 30, 2002 as compared to the same period of the prior year was primarily a result of a decrease in net revenue at existing companies during the third quarter of fiscal year 2002 and to a lesser extent the effects of the sale or cessation of operations of several companies in fiscal 2001 and 2002.

The decrease in net revenue within the Enterprise Software and Services segment was primarily due to significant decreases at Engage, AltaVista and Tallán. The decrease in net revenue at Engage was primarily due to the continued softness in the on-line advertising market that led to the decision by Engage to exit its on-line advertising business during the first quarter of fiscal year 2002. Engage also experienced a 56% decrease in service revenue as compared to the third quarter of fiscal 2001 caused mostly by the loss of net revenue from two large consulting projects that were completed and not replaced by similar projects in fiscal 2002. The decrease in net revenue at AltaVista was due to continued softness in the on-line advertising market and a slight decrease in its internet search software business due to lower technology spending in the marketplace. During the second half of fiscal 2001, AltaVista made changes in its business strategy from an on-line advertising and portal-based business model to a search software business model. The decrease in net revenue at Tallán was due to continued softness in the custom programming segment of information technology services. The decline in the custom programming segment of information technology service resulted in decreases of 12% and 58% in rates and billed hours, respectively at Tallán, as compared to the same period in the prior year, as well as a reduction in scope of a number of projects prior to the beginning of fiscal year 2002.

The decrease in net revenue within the eBusiness and Fulfillment segment was primarily the result of decreased net revenue at SalesLink and uBid. Net revenue at SalesLink declined as a result of the decline in volume from two significant customers of its supply chain management line of business, a loss of two customers of its literature distribution line of business and overall volume decreases from existing customers due to declines in market conditions. Net revenue at uBid decreased primarily as a result of management’s strategic decision to reduce the number and type of products sold in an effort to begin emphasizing the sale of higher margin inventory. In addition, uBid experienced a shift in the mix of its bidding volume from its business to consumer auctions, under which uBid records gross revenue, to its consumer to consumer auctions, under which uBid records a percentage of the transaction. Net revenue at uBid also decreased as a result of a $4.2 million adjustment to decrease net revenue in the quarter ended April 30, 2002. The adjustment is the result of more timely processing a credit backlog.

The decrease in net revenue within the Managed Application Services segment was primarily due to a decrease in net revenue at NaviSite due primarily to an approximately 51% decrease in its customer base as compared to the same period in the prior year and to the cessation of operations at NaviPath.

The decrease in net revenue within the Portals segment was primarily due to the cessation of operations of MyWay during the second quarter of fiscal year 2002.

The Company expects consolidated net revenue to decrease in the next quarter primarily as a result of increased emphasis on the sale of higher margin inventory within the eBusiness and fulfillment segment and continued poor market conditions within the segments the Company operates.

Cost of Revenue:

	Three Months Ended April 30, 2002	As a % of Segment Net Revenue	Three Months Ended April 30, 2001	As a % of Segment Net Revenue	$ Change	% Change
	($ in thousands)
Enterprise Software and Services	$19,062	52%	$55,119	62%	$(36,057)	(65)%
eBusiness and Fulfillment	138,755	99%	147,676	89%	(8,921)	(6)%
Managed Application Services	11,668	116%	54,304	176%	(42,636)	(79)%
Portals	(41)	(19)%	4,125	90%	(4,166)	(101)%

Total	$169,444	90%	$261,224	90%	$(91,780)	(35)%

Cost of revenue consisted primarily of expenses related to the cost of products purchased for sale or distribution. Additionally, cost of revenue included expenses related to the content, connectivity and production associated with delivering the Company’s products and services. The Company’s cost of revenue as a percentage of net revenue remained relatively flat for the quarter ended April 30, 2002 as compared to the same period of the prior fiscal year, reflecting a shift in focus from lower margin on-line advertising business models to higher margin software business models at Engage and AltaVista, the sale of Activate and the effects of the cessation of operations of NaviPath and MyWay during fiscal 2002, offset by increased costs at uBid in fiscal 2002.

Cost of revenue as a percentage of net revenue within the Enterprise Software and Services segment decreased to approximately 52% for the quarter ended April 30, 2002 from approximately 62% in the same period of the prior year primarily due to lower costs at Engage as a result of its decision to cease operations of its lower margin on-line advertising business and to focus on its higher margin software business and by the shift in business strategy at AltaVista from an on-line advertising and portal-based business model to a search software business model. Additionally, equipment costs at AltaVista decreased by approximately $3.1 million versus the same period of the prior year as a result of AltaVista’s agreement with Compaq Financial Services Corporation, now Hewlett Packard Financial Services Corporation (HPFS) in the first quarter of fiscal 2002 to purchase certain equipment it had previously leased. Also, AltaVista’s ad serving fees decreased by approximately $1.7 million as a result of the renegotiation of a significant contract between AltaVista and a third party ad serving vendor during the second half of fiscal year 2001. Due to the nature of its business, Tallán’s costs of revenue vary according to its net revenue and thus the significant decrease in net revenue during the quarter ended April 30, 2002 also resulted in a significant decrease in cost of revenue at Tallán.

Cost of revenue as a percentage of net revenue within the eBusiness and Fulfillment segment increased to approximately 99% from approximately 89% in the same period of the prior year primarily due to systems issues related to the implementation of a new order management system at uBid. The increase in cost of revenue as a percentage of net revenue at uBid is primarily a result of higher inventory and inventory-related costs due largely to technical difficulties encountered during the conversion to a new order management system and a new warehouse facility and as a result of approximately $1.0 million of additional reserves recorded for excess and obsolete inventory. Cost of revenue as a percentage of net revenue remained relatively flat at SalesLink reflecting lower sales volume in the supply chain management and literature distribution lines of businesses and a reduction of headcount, partially offset by increases in depreciation from newly acquired equipment.

Cost of revenue as a percentage of net revenue within the Managed Application Services segment decreased to approximately 116% from approximately 176% in the same period of the prior year, primarily as a result of the cessation of operations at NaviPath, the sale of Activate and reduced costs at NaviSite. The reduced costs at

NaviSite were a result of lower labor costs realized through increased efficiencies and headcount reductions, reduced equipment expenses resulting from the restructuring of certain operating leases with HPFS and other lessors and NaviSite’s sale of its streaming division in March 2002.

The decrease within the Portals segment was primarily due to the cessation of operations of MyWay.

The Company expects consolidated cost of revenue as a percentage of net revenue to decrease in future periods primarily as a result of the focus on higher margin products within the Enterprise Software and Services segment, the realization of the economic benefits of the new order management and warehouse systems at uBid and reduced inventory costs to be provided by uBid’s equipment refurbishment center.

Research and Development Expenses:

	Three Months Ended April 30, 2002	As a % of Segment Net Revenue	Three Months Ended April 30, 2001	As a % of Segment Net Revenue	$ Change	% Change
	($ in thousands)
Enterprise Software and Services	$12,457	34%	$28,846	33%	$(16,389)	(57)%
Managed Application Services	1,003	10%	5,377	17%	(4,374)	(81)%
Portals	—	—	1,398	31%	(1,398)	(100)%

Total	$13,460	7%	$35,621	12%	$(22,161)	(62)%

Research and development expenses consisted primarily of personnel and related costs to design, develop, enhance, test and deploy the Company’s products and services either prior to the development efforts reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. Research and development expenses decreased primarily due to the shift in business focus at Engage and AltaVista and the cessation of operations at NaviPath, MyWay and ProvisionSoft’s subsidiary, AdForce, the sale of a division of NaviSite and the sale of Activate.

The decrease within the Enterprise Software and Services segment was primarily the result of a reduction of headcount-related costs at Engage and management’s restructuring initiatives at AltaVista. The decrease at Engage was primarily the result of a reduction in headcount expenses and to a lesser extent decreases in outside consulting costs related to software development costs and software licensing fees. The decrease at AltaVista was primarily related to a reduction of headcount related expenses and facilities and equipment costs resulting from scaled back development efforts of the AltaVista portal site in connection with the change from an on-line advertising and portal-based business model to a search software business model.

The decrease within the Managed Application Services segment was primarily the result of the cessation of operations at NaviPath, the sale of Activate and reduced costs at NaviSite. The reduced costs at NaviSite were primarily related to the sale of NaviSite’s streaming division and a decrease in certain costs within its remaining operations associated with headcount reductions, the restructuring of certain equipment leases and a reduction in the use of outside consultants.

The decrease within the Portals segment was primarily due to the cessation of operations of MyWay.

The Company recognizes that an investment in research and development is required to remain competitive, therefore consolidated research and development expenses may increase in future periods due to the continued development of its products and services.

Selling Expenses:

	Three Months Ended April 30, 2002	As a % of Segment Net Revenue	Three Months Ended April 30, 2001	As a % of Segment Net Revenue	$ Change	% Change
	($ in thousands)
Enterprise Software and Services	$18,165	50%	$51,009	58%	$(32,844)	(64)%
eBusiness and Fulfillment	14,032	10%	14,317	9%	(285)	(2)%
Managed Application Services	2,730	27%	11,393	37%	(8,663)	(76)%
Portals	(97)	(46)%	922	20%	(1,019)	(111)%
Other	157	—	5,050	—	(4,893)	(97)%

Total	$34,987	19%	$82,691	28%	$(47,704)	(58)%

Selling expenses consisted primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, credit card processing fees, tradeshow expenses and travel costs. Certain fulfillment costs, including warehousing costs related to activities such as receiving goods and the picking and packing of goods for shipment within the Company’s eBusiness and Fulfillment segment, are classified as selling expenses. Selling expenses decreased during the three months ended April 30, 2002 as compared to the same period of the prior year primarily due to headcount reductions, lower sales commissions as a result of lower net revenue, a reduction of marketing campaigns, the cessation of the operations of AdForce and NaviPath, the closing of Engage’s on-line advertising business, the sale of a division of NaviSite and the sale of Activate.

The decrease within the Enterprise Software and Services segment was primarily due to a decrease at Engage related to a decrease in headcount and associated sales commissions, decreased costs associated with advertising and direct mailing initiatives and reductions in travel, consulting, market research and trade show expenses for its remaining operations. The decrease in the segment is also due to a decrease in headcount and a reduction in scope of certain sales and marketing campaigns at AltaVista and Equilibrium.

Selling expenses within the eBusiness and Fulfillment segment decreased slightly as a result of a slight decrease in headcount at SalesLink, partially offset by increased credit card fees and warehousing and fulfillment costs at uBid.

The decrease in the Managed Application Services segment was primarily the result of a decrease in headcount and associated sales commissions and a reduction in the scope of certain marketing, advertising and product literature programs at NaviSite. Additionally, the decrease resulted from the sale of NaviSite’s streaming division, the cessation of the operations of NaviPath and the sale of Activate during fiscal year 2002.

The decrease in the Portals segment was primarily the result of the cessation of the operations of MyWay.

The decrease in Other expenses was primarily the result of a reduction in corporate marketing department headcount and other costs associated with the reduction in scope of certain corporate marketing programs at the Company’s headquarters.

The Company recognizes that an investment in the marketing of its products and services is required to remain competitive; therefore consolidated selling expenses may increase in future periods as the Company continues to create increased brand awareness of both its existing and new products and services, such as the Company’s purchase of the naming rights for the New England Patriots new football stadium known as CMGI Field.

General and Administrative Expenses:

	Three Months Ended April 30, 2002	As a % of Segment Net Revenue	Three Months Ended April 30, 2001	As a % of Segment Net Revenue	$ Change	% Change
	($ in thousands)
Enterprise Software and Services	$15,356	42%	$21,691	24%	$(6,335)	(29)%
eBusiness and Fulfillment	10,928	8%	9,398	6%	1,530	16%
Managed Application Services	2,656	26%	13,900	45%	(11,244)	(81)%
Portals	—	—	770	17%	(770)	(100)%
Other	9,489	—	19,240	—	(9,751)	(51)%

Total	$38,429	21%	$64,999	22%	$(26,570)	(41)%

General and administrative expenses consist primarily of compensation and related costs, facilities costs, bad debt expense and fees for professional services. General and administrative expenses decreased during the three months ended April 30, 2002 as compared to the same period in the prior year primarily due to headcount reductions, the consolidation of office space, reduced information systems costs, the cessation of the operations of AdForce and NaviPath, the closing of the on-line advertising operations of Engage, the sale of a division of NaviSite and the sale of Activate, partially offset by a charge recorded by AltaVista as a result of the renegotiation of a real estate lease and a charge recorded by Engage related to future lease costs for certain facilities that are no longer occupied by Engage.

The decrease in the Enterprise Software and Services segment was primarily the result of the cessation of operations at AdForce and reduced costs at Engage and AltaVista. The decrease at Engage primarily related to decreased headcount-related expenses, decreased franchise taxes and decreased bad debt expense, partially offset by a charge of approximately $2.6 million related to future lease costs for certain facilities no longer occupied by Engage. This charge represents the total future lease costs under the facility lease, less estimated proceeds from possible subleasing arrangements that Engage anticipates entering into in future periods. The decrease at AltaVista reflects a decrease in professional fees and a decrease in headcount resulting from restructuring initiatives in fiscal 2001 and 2002, partially offset by a charge related to the renegotiation of the terms of a real estate lease. Under the renegotiated terms, AltaVista paid approximately $7.4 million in cash, proceeds from a letter of credit, available-for-sale securities and AltaVista warrants to the landlord. Of the $7.4 million fee, $4.7 million has been classified as general and administrative expense as it represents office space that AltaVista will retain and continue to use at a lower cost per square foot than the original lease. Therefore, the charge represents the excess of the lease costs above the current fair market value. In exchange for the fee, AltaVista’s future commitment under the lease for both the square footage and the cost per square foot were reduced. AltaVista recorded the remaining $2.7 million of the termination fee as an adjustment to a previously recorded restructuring charge related to vacant space in the facility. The original restructuring charge resulted from AltaVista’s decision to move from an on-line advertising and portal based business model to a search software based business model.

The increase in the eBusiness and Fulfillment segment was primarily result of the increased professional fees at uBid and SalesLink and increased IT headcount-related expenses at uBid.

The decrease in the Managed Application Services segment was primarily due to the cessation of operations at NaviPath, the sale of Activate, reduced headcount related expenses and reduced bad debt expense at NaviSite resulting from restructuring initiatives in fiscal 2002 and the sale of NaviSite’s streaming division.

The decrease in the Portals segment was primarily the result of the cessation of the operations of MyWay.

The decrease in the Other expenses, which includes certain corporate administrative functions such as legal, finance and business development, was primarily the result of a decrease in headcount-related costs as part of an overall effort to reduce spending across all Corporate administrative functions as well as reduced professional fees and facility related costs.

The Company anticipates consolidated general and administrative expenses to decrease as the Company and its subsidiaries begin to realize the economic impact of the significant restructuring initiatives completed over the past several quarters and due to management’s continued focus on cost containment and reduction.

Amortization of Intangible Assets and Stock-Based Compensation:

	Three Months Ended April 30, 2002	As a % of Segment Net Revenue	Three Months Ended April 30, 2001	As a % of Segment Net Revenue	$ Change	% Change
	($ in thousands)
Enterprise Software and Services	$33,018	90%	$168,263	190%	$(135,245)	(80)%
eBusiness and Fulfillment	30,403	22%	49,838	30%	(19,435)	(39)%
Managed Application Services	67	1%	5,168	17%	(5,101)	(99)%
Portals	—	—	24,115	527%	(24,115)	(100)%
Other	55	—	55	—	—	0%

Total	$63,543	34%	$247,439	85%	$(183,896)	(74)%

Amortization of intangible assets and stock-based compensation consisted primarily of amortization expense related to goodwill and other intangible assets generated by acquisitions made during fiscal year 2000. Included within amortization of intangible assets and stock-based compensation was approximately $0.4 million and $23.5 million of stock-based compensation for the three months ended April 30, 2002 and 2001, respectively. The overall decrease in amortization of intangible assets was primarily the result of intangible asset impairment charges recorded during fiscal 2001. These impairment charges reduced the carrying amounts of goodwill and other intangible assets to be amortized over their remaining useful lives.

The decrease in the Enterprise Software and Services segment primarily resulted from impairment charges recorded during fiscal year 2001 related to certain intangible assets of Engage’s media business, AltaVista, AdForce and Tallán.

The decrease in the eBusiness and Fulfillment segment primarily resulted from a decrease in the amortization of stock-based compensation as a result of the sale of the Company’s majority interest in Signatures.

The decrease in the Managed Application Services segment primarily resulted from impairment charges recorded during fiscal year 2001 related to the sale of Activate.

The decrease in the Portals segment primarily resulted from impairment charges recorded during fiscal year 2001 related to certain intangible assets of MyWay.

The Company anticipates that the amortization of intangible assets and stock-based compensation will remain relatively constant through July 31, 2002, at which time the Company expects to adopt Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142. In accordance with these statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. The impact on the financial statements of the adoption of the non-amortization provisions of this statement is indeterminable at April 30, 2002 as the Company intends to continue to perform an impairment analysis of the remaining goodwill and other intangible assets through the end of fiscal year 2002 under its existing policy. Upon adoption on

August 1, 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets under SFAS 142 and has not yet determined what effect these tests will have on the operations and financial position of the Company.

Impairment:
	Three Months Ended April 30, 2002	As a % of Segment Net Revenue	Three Months Ended April 30, 2001	As a % of Segment Net Revenue	$ Change	% Change
	($ in thousands)
Enterprise Software and Services	$3,619	10%	$579,113	654%	$(575,494)	(99)%
Managed Application Services	(3,986)	(40)%	30,378	98%	(34,364)	(113)%
Other	(181)	—	—	—	(181)	100%

Total	$(548)	0%	$609,491	210%	$(610,039)	(100)%

The Company records impairment charges as a result of management’s ongoing business review and impairment analysis performed under its existing policy regarding impairment. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. Management determines fair value of goodwill and certain other intangible assets based on a combination of the discounted cash flow methodology, which is based upon converting expected cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the Company. The market price multiples are selected and applied to the Company based on the relative performance, future prospects and risk profile of the Company in comparison to the guideline companies. Management predominantly utilizes third-party valuation reports in its determination of fair value. Management predominantly determines fair value of other long-lived assets, such as property and equipment, based on third party valuation reports.

The impairment charge recorded during the three months ended April 30, 2002 within the Enterprise Software and Services segment primarily reflects an asset impairment charge of approximately $2.9 million related leasehold improvements that were deemed impaired as a result of AltaVista’s renegotiation of a real estate lease. Under the renegotiated terms, AltaVista reduced the amount of square footage under the lease and forfeited certain leasehold improvements that were located in the leased building. AltaVista deemed these forfeited leasehold improvements to be permanently impaired as the leasehold improvements would not provide any future economic benefit to AltaVista. Additionally, Tallán recorded an impairment of long-lived assets charge of approximately $0.7 million resulting from the carrying value of certain other intangible assets, specifically the workforce in place and the customer list as of the acquisition date, exceeding its estimated fair value at April 30, 2002.

The impairment charge recorded during the three months ended April 30, 2002 within the Managed Application Services segment reflects an adjustment of a previously recorded accrual of approximately $4.0 million at NaviSite related to lease terminations for idle and active customer equipment held under operating leases. Additionally, the impairment charge related to the purchase of certain equipment in excess of its fair market value and was initially recorded in the first quarter of fiscal year 2002.

NaviSite is currently evaluating its business model and the manner in which it provides services. As a result of this evaluation, NaviSite may restructure its business, which could result in a change in its long-lived asset lives and may result in future impairment charges. The evaluation is in the preliminary stages and the outcome is uncertain at this point in time.

The Company expects to adopt SFAS Nos. 141 and 142 on August 1, 2002. In accordance with these statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. The impairment factors evaluated by management may change in subsequent periods, given that the Company operates in a volatile business environment. This could result in additional material impairment charges in future periods.

Restructuring Charges (Benefits):

	Three Months Ended April 30, 2002	As a % of Segment Net Revenue	Three Months Ended April 30, 2001	As a % of Segment Net Revenue	$ Change	% Change
	($ in thousands)
Enterprise Software and Services	$3,124	9%	$18,373	21%	$(15,249)	(83)%
Managed Application Services	(2,695)	(27)%	—	—	(2,695)	(100)%
Portals	444	210%	153	3%	291	190%
Other	848	—	—	—	848	100%

Total	$1,721	1%	$18,526	6%	$(16,805)	(91)%

The Company’s restructuring initiatives involved strategic decisions to exit certain businesses or to re-evaluate the current state of on-going businesses. Restructuring charges consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries to increase operational efficiencies, improve margins and further reduce expenses. Severance charges include employee termination costs as a result of a reduction in workforce and salary expense for certain employees involved in the restructuring efforts. Employees affected by the restructuring were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The asset impairment charges primarily relate to the write-off of property and equipment. During the three months ended April 30, 2002, the Company recorded a net restructuring benefit primarily as a result of the negotiation of settlements with vendors for amounts less than originally estimated.

The restructuring charge recorded during the three months ended April 30, 2002 in the Enterprise Software and Services segment primarily related to charges of approximately $3.3 million at AltaVista, offset by a reversal of approximately $0.2 million at Engage. AltaVista recorded restructuring charges of approximately $3.3 million primarily related to an adjustment to a previously recorded restructuring charge related to vacant space in an office facility. In connection with its decision to move from an on-line advertising and portal based business model to a search based business model, AltaVista originally recorded a restructuring charge related to space that was previously occupied by the portal business. The original restructuring charge was based on twelve months of future lease costs under the lease, less estimated proceeds from possible subleasing arrangements anticipated by AltaVista. As a result of the renegotiation of a real estate lease, the space that had been included in the original restructuring charge was forfeited by AltaVista, therefore AltaVista recorded an additional restructuring charge for the net amount not previously recorded as a restructuring charge.

The net restructuring benefit recorded during the three months ended April 30, 2002 in the Managed Application Services segment primarily related to NaviSite settling certain customer and vendor contracts for amounts less than originally estimated.

The restructuring charge recorded during the three months ended April 30, 2002 in the Portals segment primarily related to charges of approximately $0.4 million at MyWay related to severance costs to its remaining employees in connection with the cessation of its business.

The net restructuring charge recorded during the three months ended April 30, 2002 in Other primarily related to approximately $0.6 million of additional severance costs. These costs resulted from the termination of certain corporate employees who had been notified as part of the Company’s reduction in force implemented during the second quarter of fiscal year 2002, although the amount of the severance payments could not be estimated until the quarter ended April 30, 2002.

Other Income/Expenses:

There were no gains (losses) on issuance of stock by subsidiaries and affiliates in the third quarter of fiscal year 2002. Loss on issuance of stock by subsidiaries and affiliates in the three months ended April 30, 2001 primarily related to a pre-tax loss of approximately $0.5 million on the issuance of stock by Engage to employees as a result of stock option exercises.

Other gains (losses), net decreased $(40.7) million, or 85%, to $(7.4) million for the quarter ended April 30, 2002 from $(48.2) million for the same period in fiscal 2001. Other gains (losses), net for the quarter ended April 30, 2002 primarily consisted of a pre-tax loss of $6.4 million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates, a pre-tax loss of approximately $2.9 million related to the change in market value of a trading security held by the Company, a pre-tax loss of approximately $0.8 million on the sale of NexPrise, Inc. (formerly Ventro Corporation) common stock and a pre-tax loss of approximately $0.5 million related to impairment charges taken on certain available-for-sale securities held by the Company. These losses were partially offset by a net pre-tax gain of approximately $0.5 million related to the gain on the sale of NaviSite’s streaming division. Other gains, (losses), net for the quarter ended April 30, 2001 primarily consisted of a pre-tax loss of $26.1 million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates and a pre-tax loss of approximately $18.5 million on the sale of a majority interest in Signatures.

Interest income decreased $10.0 million to $2.5 million for the three months ended April 30, 2002 from $12.5 million for the same period in fiscal 2001 as a result of the Company’s lower average cash and cash equivalent balances and lower interest rates as compared to the same period of the prior year. Interest expense decreased $1.3 million to $5.3 million for the third quarter of fiscal 2002 from $6.6 million for the same period in fiscal 2001, primarily due to the amortization of the beneficial conversion feature of NaviSite’s note payable to HPFS, slightly offset by a favorable fair market adjustment of approximately $2.9 million related to the decrease in value of the obligation to the former shareholders of the Series C Preferred Stock and the retirement of the notes payable to Compaq Computer Corporation, recently acquired by Hewlett-Packard Company, (HP), in November 2001.

Equity in losses of affiliates resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, the Company’s proportionate share of each affiliate’s operating profits and losses and amortization of the Company’s net excess investment over its equity in each affiliate’s net assets is included in equity in losses of affiliates. Equity in losses of affiliates decreased $7.9 million to $2.0 million for the three months ended April 30, 2002, from $9.9 million for the same period in fiscal 2001, primarily reflecting a decreased number of investments accounted for under the equity method compared to last year’s third fiscal quarter. The Company expects its affiliate companies to continue to invest in the development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Minority interest, net decreased to $5.7 million for the three months ended April 30, 2002 from $53.6 million for the same period of fiscal 2001, primarily as a result of reduced losses at AltaVista, Engage, NaviSite and the cessation of operations at MyWay. Minority interest for the third quarter of fiscal year 2002 primarily reflects the Company’s minority interest in the net losses of three subsidiaries, Engage, AltaVista and NaviSite.

Income Tax Benefit:

For the three months ended April 30, 2002, the Company recorded an income tax benefit of $15.0 million attributable to a federal income tax refund resulting from a change in tax law, which allowed the Company to carry back a portion of its fiscal year 2001 net operating loss up to five years against taxable income reported in earlier years. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings.

Nine months ended April 30, 2002 compared to nine months ended April 30, 2001

Net Revenue:

	Nine Months Ended April 30, 2002	As a % of Total Net Revenue	Nine Months Ended April 30, 2001	As a % of Total Net Revenue	$ Change	% Change
	($ in thousands)
Enterprise Software and Services	$122,674	21%	$350,236	35%	$(227,562)	(65)%
eBusiness and Fulfillment	427,473	71%	528,524	54%	(101,051)	(19)%
Managed Application Services	43,159	7%	92,736	9%	(49,577)	(53)%
Portals	6,536	1%	15,749	2%	(9,213)	(58)%

Total	$599,842	100%	$987,245	100%	$(387,403)	(39)%

The decrease in net revenue for the nine months ended April 30, 2002 as compared to the same period of the prior year was primarily a result of the decreased net revenue at existing companies during the nine months ended April 30, 2002 and to a lesser extent the effects of the sale or cessation of operations of several companies in fiscal 2001 and 2002.

The decrease in net revenue within the Enterprise Software and Services segment was primarily due to decreases at Engage, AltaVista and Tallán. The decrease in net revenue at Engage was primarily due to the softness in the on-line advertising market which led to the decision by Engage to exit its on-line advertising business during the first quarter of fiscal year 2002. The decrease was also due to a decrease in license revenue at Engage related to its AdManager software, and to a lesser extent, its ProfileServer and ContentServer products, as well as a 33% decrease in service net revenue as compared to the nine months ended April 30, 2001. The decrease in net revenue at AltaVista was due to continued softness in the on-line advertising market, slightly offset by an increase in its software license revenue. During the second half of fiscal 2001, AltaVista made changes in its business strategy from an on on-line advertising and portal-based business model to a search software business model. The decrease in net revenue at Tallán was due to continued softness in the custom programming segment of information technology services. The decline in the custom programming segment of information technology service resulted in a decrease of 11% and 62% in rates and billed hours, respectively at Tallán as compared to the same period in the prior year, as well as a reduction in scope of a number of projects prior to the beginning of fiscal year 2002.

The decrease in net revenue within the eBusiness and Fulfillment segment was primarily the result of the impact of the sale of the Company’s majority interest in Signatures and decreased net revenue at SalesLink and uBid. Net revenue at SalesLink declined as a result of the decline in volume within its supply chain management line of business and literature distribution line of business. Net revenue at uBid decreased primarily due to decreased overall sales volume and an increase in drop shipment sales as a percent of total sales during the nine months ended April 30, 2002 as compared to the nine months ended April 30, 2001. Drop shipment sales result in uBid recording its net fee on the transaction as revenue as opposed to direct shipment sales of uBid’s inventory, which result in uBid recording the gross merchandise sale as revenue. In addition, uBid experienced a shift in the mix of its bidding volume from its business to consumer auctions, under which uBid records gross revenue, to its consumer to consumer auctions, under which uBid records a percentage of the transaction.

The decrease in net revenue within the Managed Application Services segment was primarily due to the cessation of operations of 1stUp and NaviPath, the sale of Activate and a decrease in revenue at NaviSite. The decrease in net revenue at NaviSite was due primarily to an approximate 51% decrease in its customer base as compared to the same period of the prior year.

The decrease in net revenue within the Portals segment was primarily due to the cessation of operations of MyWay.

Cost of Revenue:

	Nine Months Ended April 30, 2002	As a % of Segment Net Revenue	Nine Months Ended April 30, 2001	As a % of Segment Net Revenue	$ Change	% Change
	($ in thousands)
Enterprise Software and Services	$64,721	53%	$214,121	61%	$(149,400)	(70)%
eBusiness and Fulfillment	400,397	94%	468,642	89%	(68,245)	(15)%
Managed Application Services	61,237	142%	189,563	204%	(128,326)	(68)%
Portals	3,944	60%	28,423	180%	(24,479)	(86)%

Total	$530,299	88%	$900,749	91%	$(370,450)	(41)%

Cost of revenue consisted primarily of expenses related to the cost of products purchased for sale or distribution. Additionally, cost of revenue included expenses related to the content, connectivity and production associated with delivering the Company’s products and services. The Company’s cost of revenue as a percentage of net revenue decreased to approximately 88% for the nine months ended April 30, 2002 from 91% in the same period of the prior fiscal year, primarily due to the shift in focus from lower margin on-line advertising business models to higher margin software business models at Engage and AltaVista, the sale of Activate and the cessation of operations of iCAST, 1stUp, ExchangePath, NaviPath and MyWay during fiscal 2001 and 2002.

Cost of revenue as a percentage of net revenue within the Enterprise Software and Services segment decreased to approximately 53% for the nine months ended April 30, 2002 from approximately 61% in the same period of the prior year primarily due to lower cost of revenue at Engage as a result of its decision to cease operations of its lower margin on-line advertising business and to focus on its higher margin software business, and by the shift in business strategy at AltaVista from an on-line advertising and portal-based business model to a search software business model. Additionally, equipment costs at AltaVista decreased by approximately $13.1 million versus the same period of the prior year as a result of AltaVista’s agreement with HPFS to purchase certain equipment that it had previously leased.

Cost of revenue as a percentage of net revenue within the eBusiness and Fulfillment segment increased to approximately 94% from approximately 89% in the same period of the prior year primarily due to lower sales levels and decreased pricing of SalesLink’s services within the supply chain management and literature distribution businesses, respectively, complications with the implementation of a new order management system at uBid and the deconsolidation of Signatures. The increase in cost of revenue as a percentage of net revenue at SalesLink was due to decreased pricing, increased depreciation and increased cost of shipping supplies and outside labor associated with the transition to its new distribution center in Memphis, Tennessee. The increase in cost of revenue as a percentage of net revenue at uBid is primarily a result of higher inventory and inventory related costs due largely to technical difficulties encountered during the conversion to a new order management system and a new warehouse facility.

Cost of revenue as a percentage of net revenue within the Managed Application Services segment decreased to approximately 142% from approximately 204% in the same period of the prior year, primarily as a result of the cessation of operations at 1stUp and NaviPath, the sale of Activate and reduced costs at NaviSite. The reduced costs at NaviSite were a result of lower labor costs realized through increased efficiencies and headcount reductions and through reduced equipment expenses resulting from the restructuring of certain operating leases with HPFS and other lessors.

Cost of revenue as percentage of net revenue within the Portals segment decreased to approximately 60% from approximately 180% in the same period from the prior year primarily as a result of the cessation of operations at MyWay.

Research and Development Expenses:

	Nine Months Ended April 30, 2002	As a % of Segment Net Revenue	Nine Months Ended April 30, 2001	As a % of Segment Net Revenue	$ Change	% Change
	($ in thousands)
Enterprise Software and Services	$39,357	32%	$103,820	30%	$(64,463)	(62)%
eBusiness and Fulfillment	—	—	703	—	(703)	(100)%
Managed Application Services	5,432	13%	20,088	22%	(14,656)	(73)%
Portals	1,694	26%	8,772	56%	(7,078)	(81)%
Other	—	—	—	—	—	N/A

Total	$46,483	8%	$133,383	14%	$(86,900)	(65)%

Research and development expenses consisted primarily of personnel and related costs to design, develop, enhance, test and deploy the Company’s products and services either prior to the development efforts reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. Research and development expenses decreased primarily due to the shift in business focus at Engage and AltaVista and the cessation of operations at AdForce, iCAST, 1stUp, ExchangePath, NaviPath and MyWay.

The decrease within the Enterprise Software and Services segment was primarily the result of a reduction in headcount-related costs at Engage, management’s restructuring initiatives at AltaVista and the cessation of operations at AdForce. The decrease at AltaVista was primarily related to a reduction of headcount and facilities and equipment costs as a result of significantly decreased development efforts on the AltaVista portal site in connection with the change from an on-line advertising and portal-based business model to a search software business model.

The decrease within the eBusiness and Fulfillment segment was the result of the sale of a majority interest in Signatures during fiscal year 2001.

The decrease within the Managed Application Services segment was primarily the result of the cessation of operations at 1stUp and NaviPath, the sale of Activate and reduced costs at NaviSite related to a reduction in the use of outside consultants combined with a reduction in headcount-related expenses.

The decrease within the Portals segment was primarily due to the cessation of operations of iCAST and MyWay.

In-Process Research and Development Expenses:

For the nine months ended April 30, 2002 the Company did not incur any in-process research and development expenses. In-process research and development expenses totaled $1.5 million for the nine months ended April 30, 2001. The in-process research and development expenses incurred during the nine months ended April 30, 2001 related to charges taken in connection with the acquisition of MediaBridge Technologies, Inc. by Engage in September 2000 and CMGI@Ventures IV, LLC’s investment in Avamar Technologies, Inc.

Selling Expenses:
	Nine Months Ended April 30, 2002	As a % of Segment Net Revenue	Nine Months Ended April 30, 2001	As a % of Segment Net Revenue	$ Change	% Change
	($ in thousands)
Enterprise Software and Services	$61,453	50%	$220,210	63%	$(158,757)	(72)%
eBusiness and Fulfillment	41,434	10%	43,591	8%	(2,157)	(5)%
Managed Application Services	8,996	21%	47,170	51%	(38,174)	(81)%
Portals	740	11%	11,274	72%	(10,534)	(93)%
Other	1,355	—	11,089	—	(9,734)	(88)%

Total	$113,978	19%	$333,334	34%	$(219,356)	(66)%

Selling expenses consisted primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, credit card processing fees, tradeshow expenses and travel costs. Certain fulfillment costs, including warehousing costs related to activities such as receiving goods and the picking and packing of goods for shipment within the Company’s eBusiness and Fulfillment segment, are classified as selling expenses. Selling expenses decreased during the nine months ended April 30, 2002 as compared to the same period in the prior year primarily due to headcount reductions, lower sales commissions as a result of lower net revenue, a reduction of marketing campaigns, the cessation of the operations of AdForce, ExchangePath, and 1stUp, the closing of Engage’s on-line advertising business, the effect of the sale of a majority interest in Signatures and the sale of Activate.

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

The decrease in the eBusiness and Fulfillment segment was primarily the result of the sale of the Company’s majority interest in Signatures, partially offset by increased credit card fees and increased warehousing and fulfillment costs at uBid.

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

The decrease in the Other expenses was primarily the result of a reduction in corporate marketing department headcount and other costs associated with the Company’s corporate marketing activities.

General and Administrative Expenses:

	Nine Months Ended April 30, 2002	As a % of Segment Net Revenue	Nine Months Ended April 30, 2001	As a % of Segment Net Revenue	$ Change	% Change
	($ in thousands)
Enterprise Software and Services	$39,264	32%	$82,810	24%	$(43,546)	(53)%
eBusiness and Fulfillment	29,154	7%	30,050	6%	(896)	(3)%
Managed Application Services	20,345	47%	43,914	47%	(23,569)	(54)%
Portals	1,188	18%	9,524	60%	(8,336)	(88)%
Other	32,444	—	58,193	—	(25,749)	(44)%

Total	$122,395	20%	$224,491	23%	$(102,096)	(46)%

General and administrative expenses consist primarily of compensation and related costs, facilities costs, bad debt expense and fees for professional services. General and administrative expenses decreased during the nine months ended April 30, 2002 as compared to the same period in the prior year primarily due to headcount reductions, the consolidation of office space, reduced information systems costs, the cessation of the operations of AdForce, ExchangePath, 1stUp, NaviPath and MyWay, the closing of the on-line advertising operations of Engage, the effect of the deconsolidation of Signatures and the sale of Activate.

The decrease in the Enterprise Software and Services segment was primarily the result of the cessation of operations at AdForce and reduced costs at Engage, AltaVista and Tallán. The decrease at Engage primarily related to decreased headcount related expense and decreased bad debt expense, partially offset by a charge of approximately $2.6 million related to future lease costs for certain facilities no longer occupied by Engage. The charge is based upon total future lease costs under the facility lease, less estimated proceeds from possible subleasing arrangements that Engage may be able to enter in future periods. Additionally the decrease at AltaVista reflects a decrease in headcount related expenses due to restructuring initiatives in fiscal 2001 and 2002 and a decrease in professional fees, partially offset by a charge recorded by AltaVista related to the renegotiation of the terms of a real estate lease. Under the renegotiated terms, AltaVista paid approximately $7.4 million in cash, proceeds from a letter of credit, available-for-sale securities and AltaVista warrants to the landlord. Of the $7.4 million fee, $4.7 million has been classified as general and administrative expense as it represents office space that AltaVista will retain and continue to use at a lower cost per square foot than the original lease and therefore the charge represents the excess of the lease costs above the current fair market value. In exchange for the fee, AltaVista’s future commitments under the lease for both the square footage and the cost per square foot were reduced. AltaVista recorded the remaining $2.7 million of the termination fee as an adjustment to a previously recorded restructuring charge related to vacant space in the facility. The original restructuring charge resulted from AltaVista’s decision to move from an on-line advertising and portal based business model to a search software based business model. The decrease at Tallán was primarily related to a reduction in headcount related costs, bad debt expense and professional fees.

The decrease in the eBusiness and Fulfillment segment was primarily the result of the sale of the Company’s majority interest in Signatures, partially offset by increased professional fees at uBid and SalesLink.

The decrease in the Managed Application Services segment was primarily due to the cessation of operations at ExchangePath, 1stUp and NaviPath, the sale of Activate and reduced headcount-related expenses and reduced bad debt expense at NaviSite.

The decrease in the Portals segment was primarily the result of the cessation of the operations of MyWay and iCAST.

The decrease in the Other expenses, which includes certain corporate administrative functions such as legal, finance and business development was primarily the result of a decrease in headcount-related expenses as part of an overall effort to reduce spending across all Corporate administrative functions.

Amortization of Intangible Assets and Stock-Based Compensation:

	Nine Months Ended April 30, 2002	As a % of Segment Net Revenue	Nine Months Ended April 30, 2001	As a % of Segment Net Revenue	$ Change	% Change
	($ in thousands)
Enterprise Software and Services	$100,971	82%	$1,141,382	326%	$(1,040,411)	(91)%
eBusiness and Fulfillment	91,803	21%	116,667	22%	(24,864)	(21)%
Managed Application Services	271	1%	25,885	28%	(25,614)	(99)%
Portals	—	—	95,358	606%	(95,358)	(100)%
Other	164	—	164	—	—	N/A

Total	$193,209	32%	$1,379,456	140%	$(1,186,247)	(86)%

Amortization of intangible assets and stock-based compensation consisted primarily of goodwill amortization expense related to acquisitions made during fiscal year 2000. Included within amortization of intangible assets and stock-based compensation expenses was approximately $2.6 million and $63.9 million of stock-based compensation for the nine months ended April 30, 2002 and 2001, respectively. The overall decrease in amortization of intangible assets was primarily the result of intangible asset impairment charges recorded during fiscal 2001. These impairment charges reduced the carrying amounts of goodwill and other intangible assets to be amortized over their remaining useful lives.

The decrease in the Enterprise Software and Services segment primarily resulted from impairment charges recorded during fiscal year 2001 related to certain intangible assets of Engage, Yesmail, AltaVista, ProvisionSoft’s subsidiary AdForce and Tallán.

The decrease in the eBusiness and Fulfillment segment primarily resulted from a decrease in the amortization of stock-based compensation as a result of the sale of the Company’s majority interest in Signatures.

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

Impairment:

	Nine Months Ended April 30, 2002	As a % of Segment Net Revenue	Nine Months Ended April 30, 2001	As a % of Segment Net Revenue	$ Change	% Change
	($ in thousands)
Enterprise Software and Services	$14,606	12%	$2,602,314	743%	$(2,587,708)	(99)%
eBusiness and Fulfillment	—	—	3,500	1%	(3,500)	(100)%
Managed Application Services	30,600	71%	59,813	64%	(29,213)	(49)%
Portals	—	—	12,436	79%	(12,436)	(100)%
Other	2,147	—	—	—	2,147	N/A %

Total	$47,353	8%	$2,678,063	271%	$(2,630,710)	(98)%

The Company records impairment charges as a result of management’s ongoing business review and impairment analysis performed under its existing policy regarding impairment. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. Management determines fair value of goodwill and certain other intangible assets based on a combination of the discounted cash flow methodology, which is based upon converting expected cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the Company. The market price multiples are selected and applied to the Company based on the relative performance, future prospects and risk profile of the Company in comparison to the guideline companies. Management predominantly utilizes third-party valuation reports in its determination of fair value. Management predominantly determines fair value of other long-lived assets, such as property and equipment, based on third-party valuation reports. As a result, during management’s quarterly review of the value and periods of amortization and depreciation of long-lived assets, it was determined that the carrying value of certain long-lived assets was not fully recoverable. During the nine months ended April 30, 2002, the Company recorded impairment charges totaling approximately $47.4 million.

The impairment charge recorded during the nine months ended April 30, 2002 within the Enterprise Software and Services segment primarily reflects an asset impairment charge related to AltaVista’s agreement to purchase certain equipment that it had previously leased under operating and capital lease agreements in exchange for a cash payment of $20.0 million. Based on a preliminary independent appraisal, the fair market value of the equipment was determined to be $7.9 million. Accordingly, as the fair market value of the equipment was less than the sum of the cash payment and the carrying value of the equipment under capital lease agreements, net of the remaining obligations, AltaVista recorded an impairment charge in the nine month period ended April 30, 2002. Additionally, Tallán recorded an impairment charge resulting from the carrying value of certain other intangible assets, specifically the customer base and workforce in place as of the acquisition date, exceeding their estimated fair value at April 30, 2002.

The impairment charge recorded during the nine months ended April 30, 2002 within the Managed Application Services segment reflects an asset impairment charge related to two different agreements to purchase certain equipment by NaviSite that it previously leased under operating leases. Under the terms of the first agreement, NaviSite purchased and recorded equipment, effective August 1, 2001, with a fair market value of $9.6 million, in exchange for a note payable of approximately $35.0 million. Accordingly, as the fair value of the equipment, based on a preliminary independent appraisal, was less than the associated debt obligation, NaviSite recorded a net impairment charge in the nine months ended April 30, 2002 of approximately $25.4 million. Additionally, in accordance with the second agreement, NaviSite purchased all equipment previously leased under an operating lease for $4.3 million. The fair market value of the equipment at the time of purchase was $2.3 million. Accordingly, as the fair value of the equipment, based on a preliminary independent appraisal, was less than the cash payment, NaviSite recorded an impairment charge in the nine months ended April 30, 2002 of approximately $2.0 million.

The impact on the financial statements of the adoption of the non-amortization provisions of the statement is indeterminable at April 30, 2002 as the Company intends to continue to perform an impairment analysis of the remaining goodwill and other intangible assets through the end of fiscal year 2002 under its existing policy. Upon adoption on August 1, 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets under SFAS No. 142 and has not yet determined what effect these tests will have on the operations and financial position of the Company.

During the second quarter of fiscal year 2002, NaviSite recorded an impairment charge of approximately $7.2 million related to: (1) the purchase of certain equipment in excess of fair market value that was previously held under operating leases; (2) the modification of payment terms of certain operating leases that resulted in above market capital leases; and (3) the identification of certain leased assets that will not provide future value and (4) the identification of obsolete equipment and software and for equipment no longer on hand.

During the third quarter of fiscal year 2002, NaviSite recorded an adjustment to a previously recorded accrual of approximately $4.0 million related to lease terminations for sale and active customer equipment held under operating leases. The impairment charge related to the purchase of certain equipment in excess of its fair market value and was initially recorded in the first quarter of fiscal year 2002.

The impairment charge recorded during the nine months ended April 30, 2002 within the Other segment of approximately $2.1 million is due to a write-off of certain assets, primarily of software and consulting fees capitalized in the development of software for internal use, computer equipment and furniture and fixtures at the Company’s headquarters.

Restructuring Charges (Benefits):

	Nine Months Ended April 30, 2002	As a % of Segment Net Revenue	Nine Months Ended April 30, 2001	As a % of Segment Net Revenue	$ Change	% Change
	($ in thousands)
Enterprise Software and Services	$25,503	21%	$82,543	24%	$(57,040)	(69)%
eBusiness and Fulfillment	—	—	—	—	—	N/A
Managed Application Services	(20,160)	(47)%	15,143	16%	(35,303)	(233)%
Portals	5,361	82	29,712	189%	(24,351)	(82)%
Other	3,247	—	—	—	3,247	N/A

Total	$13,951	2%	$127,398	13%	$(113,447)	(89)%

The Company’s restructuring initiatives involved strategic decisions to exit certain businesses or to re-evaluate the current state of on-going businesses. Restructuring charges consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries to increase operational efficiencies, improve margins and further reduce expenses. Severance charges include employee termination costs as a result of a reduction in workforce and salary expense for certain employees involved in the restructuring efforts. Employees affected by the restructuring were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The asset impairment charges primarily relate to the write-off of property and equipment.

The net restructuring charges incurred during the nine months ended April 30, 2002 in the Enterprise Software and Services segment primarily related to charges of approximately $12.4 million at Engage, $14.1 million at AltaVista, $4.0 million at Tallán, partially offset by a reversal of approximately $1.4 million of previously recorded restructuring charges at Tribal Voice. The restructuring charge recorded by Engage was primarily due to the closing of its on-line advertising operations and implementation of a restructuring plan designed to reduce its corporate overhead costs through reductions in the size of its finance and marketing staffs. The closing of the on-line advertising business resulted in severance costs incurred in connection with the termination of approximately 232 employees and contract termination costs in connection with the costs to exit facility and equipment leases. The restructuring charge recorded by AltaVista primarily related to severance costs associated with a reduction in the workforce of approximately 120 persons, costs associated with the closing of its Irving, California office location, the write-off of an information systems software package and the write-off of fixed assets as a result of AltaVista’s decision to shut-down its European data center, partially offset by an adjustment of a previously recorded restructuring charge of approximately $2.7 million for vacant space in a facility resulting from AltaVista’s decision to move from an on-line advertising and portal-based business model to a search software based business model. In the quarter ended October 31, 2001, AltaVista recorded a restructuring charge for one year of rent related to space that was previously occupied by the portal business. As a result of the renegotiation of a real estate lease, the space that had been included in the original restructuring charge was forfeited, Alta Vista recorded a restructuring charge for the net amount not previously recorded as a restructuring charge. The restructuring charge recorded by Tallán primarily related to severance costs associated with a reduction in the workforce of approximately 72 persons, as well as costs associated with the closing of five office locations. The restructuring benefits recorded by Engage and Tribal Voice related to favorable settlements of contractual obligations for amounts less than originally estimated.

The net restructuring benefit recorded during the nine months ended April 30, 2002 in the Managed Application Services segment primarily related to charges of approximately $3.1 million recorded by NaviPath, offset by a reversal of approximately $21.1 million of previously recorded restructuring charges at NaviPath and a reversal of approximately $2.5 million at NaviSite. The restructuring charge recorded by NaviPath primarily related to severance costs and legal and other professional fees incurred in connection with the cessation of its operations. The restructuring benefit recorded by NaviPath related to the settlement by NaviPath of certain purchase commitments and service contracts for amounts less than originally estimated. The net restructuring benefit recorded by NaviSite primarily related to NaviSite settling certain customer and vendor contracts for amounts less than originally estimated.

The net restructuring charge incurred in the Portals segment primarily related to charges of approximately $6.8 million at MyWay related to the write-off of property and equipment and the termination of customer and vendor contracts, partially offset by a reversal of approximately $1.4 million of previously recorded restructuring charges at MyWay. The restructuring benefit recorded by MyWay related to the favorable settlement of contractual obligations for amounts less than originally estimated.

The net restructuring charges incurred in the Other segment of $3.2 million primarily related to charges of approximately $3.7 million of severance costs incurred in connection with the termination of approximately 70 employees at the Corporate headquarters and the write-off of property and equipment and costs incurred to exit facility leases in Europe, partially offset by a restructuring benefit of approximately $0.5 million recorded by CMG@Ventures related to the favorable negotiation of the termination of a real estate lease.

Other Income/Expenses:

There were no gains on issuance of stock by subsidiaries and affiliates in the nine months ended April 30, 2002. Gain on issuance of stock by subsidiaries and affiliates in the nine months ended April 30, 2001 primarily related to a pre-tax gain of approximately $125.9 million on the issuance of stock by Engage in its acquisitions of MediaBridge and Space Media Holdings Limited partially offset by a pre-tax loss of approximately $4.4 million on the issuance of stock by Engage to employees as a result stock option exercises.

Other gains (losses), net decreased $106.4 million, or 147%, to $(34.1) million for the nine months ended April 30, 2002 from $72.3 million for the same period in fiscal 2001. Other gains (losses), net for the nine months ended April 30, 2002 primarily consisted of a pre-tax loss of approximately $27.5 million on the sale of Primedia, Inc. stock, a pre-tax loss of approximately $20.7 million resulting from the sale of its subsidiary Activate and a pre-tax loss of approximately $33.4 million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates, offset by a pre-tax gain of approximately $53.9 million on the arrangement that hedged the Company’s investment in Yahoo! common stock which was settled during the nine months ended April 30, 2002. Other gains (losses), net for the nine months ended April 30, 2001 primarily consisted of a pre-tax gain of approximately $357.4 million on the sale of Lycos, Inc common stock, a pre-tax gain of approximately $135.3 million on the sale of Kana Communications, Inc. common stock, a pre-tax gain of approximately $88.4 million on the hedging agreement with respect to the Company’s investment in Yahoo! common stock, a pre-tax gain of approximately $64.2 million on the sale of Terra Networks stock, a pre-tax gain of approximately $70.9 million on the sale of Critical Path, Inc. common stock and a pre-tax gain of approximately $19.8 million on the sale of a real estate holding by AltaVista, partially offset by a pre-tax loss of approximately $358.9 million on the sale of Pacific Century CyberWorks Limited stock, a pre-tax loss of approximately $95.9 million on the sale of AltaVista’s wholly-owned subsidiary, Raging Bull and by a pre-tax loss of approximately $149.1 million related to impairment charges taken on certain available-for-sale securities held by the Company.

Interest income decreased $32.0 million to $12.4 million for the nine months ended April 30, 2002 from $44.4 million for the same period in fiscal 2001, reflecting decreased interest income associated with lower average cash and cash equivalent balances. Interest expense decreased $36.7 million to $2.9 million for the nine months ended April 30, 2002 from $39.6 million for the same period in fiscal 2001, primarily due to a favorable fair market value adjustment of approximately $19.6 million related to the decrease in value of the obligation to the former holders of the Series C Preferred Stock, the payment in full in fiscal 2001 of the principal on the notes issued in connection with the acquisition of Tallán, the settlement of the underlying debt associated with the borrowing arrangement entered into in connection with a hedge of the Company’s investment in Yahoo! common stock and the retirement of the notes payable to HP in November of 2001, offset slightly by interest expense resulting from the obligation to the former holders of the Series C Preferred Stock and the amortization of the beneficial conversion feature of NaviSite’s note payable to HPFS.

Equity in losses of affiliates resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating losses and amortization of the Company’s net excess investment over its equity in each affiliate’s net assets is included in equity in losses of affiliates. Equity in losses of affiliates decreased $24.0 million to $15.4 million for nine months ended April 30, 2002, from $39.4 million for the same period in fiscal 2001, primarily reflecting a decreased number of investments accounted for under the equity method compared to the same period last year. The Company expects its affiliate companies to continue to invest in the development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Minority interest decreased to $37.6 million for the nine months ended April 30, 2002 from $393.3 million for the same period of fiscal 2001, primarily as a result of reduced losses at AltaVista and Engage. Minority interest for the nine months ended April 30, 2002 primarily reflects the minority interest in the net losses of Engage, AltaVista and NaviSite.

Income Tax Benefit:

Income tax benefit recorded for the nine months ended April 30, 2002 was approximately $2.4 million. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. Income tax benefit for the nine months ended April 30, 2002 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax loss primarily as a result of non-deductible goodwill amortization and impairment charges, valuation allowances recognized on deferred tax assets, and utilization of net operating loss from fiscal year 2001 due to change in tax law. During the nine months ended April 30, 2002, the Company recorded net tax benefit of approximately $2.4 million, primarily attributable to the tax expense related to the recognition of a valuation allowance to continuing operations due to the reduction in expected future taxable income related to unrealized gains in “Accumulated other comprehensive income (loss)”, net of tax benefit related to a change in tax law, allowing for a portion of the fiscal year 2001 net operating loss to be carried back up to five years against taxable income reported in earlier years.

Extraordinary Item:

During the nine months ended April 30, 2002, the Company recorded an extraordinary gain of approximately $133.1 million related to the extinguishment of the Company’s $220.0 million in face amounts of notes payable to HP. As part of an agreement between the Company and HP, HP agreed to deem the Company’s $220.0 million in face amounts of notes payable, plus accrued interest thereon, paid in full in exchange for

$75.0 million in cash, approximately 4.5 million shares of CMGI common stock and CMGI’s 49% ownership interest in its affiliate, B2E Solutions LLC, of which HP had previously owned the remaining 51%. The gain was calculated as the difference between the carrying value of the notes payable plus accrued interest thereon, less the carrying value of the consideration exchanged. The carrying value of the consideration approximated fair market value at the date of the transaction.

    Liquidity and Capital Resources

Working capital at April 30, 2002 decreased to approximately $225.7 million compared to $581.3 million at July 31, 2001. The net decrease in working capital is primarily attributable to a $381.8 million decrease in cash and cash equivalents, a $84.0 million decrease in available-for-sale securities and a $48.6 million decrease in accounts receivable. The Company’s principal sources of capital during the nine months ended April 30, 2002 were from the sales of approximately 7.1 million shares of Primedia, Inc. common stock for proceeds of approximately $15.9 million and from the net maturities of other available-for-sale securities investments for proceeds of approximately $4.9 million. The Company’s principal uses of capital during the nine months ended April 30, 2002 were $218.9 million for funding operations, $100.3 million for the retirement of the Series C Preferred Stock, $75.0 million for the retirement of notes payable to HP and $37.9 million for purchases of property and equipment.

On August 1, 2001, the Company settled the final tranche of the borrowing arrangement that hedged the Company’s investment in the common stock of Yahoo! through the delivery of 581,499 shares of Yahoo! common stock.

On August 18, 2001, the Company issued approximately 5.4 million shares of its common stock to HP as a semi-annual interest payment of approximately $11.5 million related to notes payable issued to HP in the acquisition of AltaVista.

In September 2001, the Company received a federal income tax refund of approximately $14.0 million as a result of overpayment of the prior year’s estimated tax payments.

On October 29, 2001, the Company and its majority-owned subsidiaries, AltaVista and NaviSite entered into agreements with HP, a significant stockholder of CMGI, and HP’s wholly owned subsidiary, HPFS. Under certain terms of these agreements NaviSite purchased and recorded equipment from HPFS effective August 1, 2001, previously leased by NaviSite under operating lease agreements expiring through 2003, in exchange for a note payable of approximately $35.0 million. The $35.0 million due to HPFS was executed in the form of a convertible note payable to HPFS in the total amount of $55.0 million on November 8, 2001, as described below. As of April 30, 2002, the $55.0 million due to HPFS has been classified as long term Due to Hewlett-Packard Company and Hewlett-Packard Financial Services Corporation in the accompanying condensed consolidated balance sheets, net of amounts allocated to beneficial conversion features.

Additionally, under the terms of these agreements, AltaVista agreed to purchase certain equipment, which it had previously leased from HPFS under operating and capital lease agreements, in exchange for a cash payment of $20.0 million. In November 2001, AltaVista completed and recorded the purchase of this equipment.

On November 8, 2001, as part of the agreement with HPFS, NaviSite received $20.0 million in cash from HPFS in exchange for a six-year, convertible note payable. This note, which also relates to the $35.0 million equipment purchase described above, bears interest at 12% and requires payment of interest only for the first three years from the date of issuance. A portion of the interest payable to HPFS in the first two years may be paid in NaviSite common stock. Principal and interest payments are due on a straight-line basis commencing in year four until maturity on the sixth anniversary from the issuance date. The convertible note payable is secured by substantially all assets of NaviSite and cannot be prepaid. The principal balance may be converted into NaviSite common stock at the option of the holder at any time prior to maturity at a conversion rate of $0.26 per share.

Should HPFS convert its note payable into the NaviSite’s common stock, HPFS would own a controlling interest in NaviSite.

Also, on November 8, 2001, as part of this agreement, Compaq agreed to deem the Company’s $220.0 million in face amounts of notes payable, plus the accrued interest thereon, paid in full in exchange for $75.0 million in cash, approximately 4.5 million shares of CMGI common stock and CMGI’s 49% ownership interest in its affiliate, B2E Solutions, LLC.

In November 2001, the Company consummated the repurchase of all the outstanding shares of its Series C Preferred Stock pursuant to privately negotiated stock exchange agreements with the holders of the Series C Preferred Stock. In connection therewith, the Company announced the retirement of the Series C Preferred Stock effective immediately. Under this agreement, the Company repurchased all of the outstanding shares of Series C Preferred Stock for aggregate consideration consisting of approximately $100.3 million in cash, approximately 34.7 million shares of the Company’s common stock, and an obligation to deliver, no later than December 2, 2002, approximately 448.3 million shares of PCCW stock. In addition, due to the delayed delivery obligation with respect to the PCCW shares, the Company agreed to make cash payments to the former holders of the Series C Preferred Stock, on the dates and in the aggregate amounts as follows: approximately $3.7 million on February 9, 2002, approximately $3.5 million on May 17, 2002, approximately $3.8 million on August 19, 2002, approximately $3.7 million on November 19, 2002 and approximately $0.5 million on December 2, 2002. The obligation to make payments ceases upon delivery of the PCCW shares and any payment due for the period during which the PCCW shares are delivered to the former holders of the Series C Preferred Stock will be reduced on a pro rata basis. The Company made the cash payments due on February 19, 2002 and May 17, 2002 as scheduled.

In January 2002, the Company purchased approximately $15.0 million of commercial paper. These investments had original maturity dates greater than 90 days at acquisition and are therefore classified as marketable securities as of April 30, 2002. In May 2002, $5.0 million of this commercial paper matured.

The Company expects to receive a cash refund of approximately $15.0 million by July 31, 2002 as a result of a change in tax law that allowed the Company to carry back a portion of its fiscal year 2001 net operating loss up to five years against taxable income reported in earlier years.

The Company believes that existing working capital and the availability of marketable securities, which could be sold or posted as collateral for cash loans, will be sufficient to fund its operations, investments and capital expenditures for at least the next twelve months. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through the sale of certain subsidiaries, through public or private offerings of the Company’s or its subsidiaries’ stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Subsequent Event

On May 21, 2002, CMGI announced that its Board of Directors had approved a proposal to acquire all of the outstanding publicly held shares of Engage, Inc. Under the proposal, each publicly held share of Engage would be exchanged for .2286 of a share of CMGI common stock pursuant to a merger among Engage, CMGI and a wholly-owned subsidiary of CMGI. The merger would be subject to, among other things, negotiation and execution of a definitive merger agreement. CMGI currently holds approximately 148 million shares of common stock of Engage (excluding shares issuable upon conversion of notes held by CMGI), which represents approximately 75.5% of Engage’s outstanding shares.

Contractual Obligations

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through June 2016. Future minimum payments as of April 30, 2002 are as follows:
	Operating Leases	CMGI Field	Other Contractual Obligations	Total
	(in thousands)
For the three-month period May 1, 2002 through July 31, 2002	$23,432	$3,800	$953	$28,185
For the fiscal years ended July 31:
2003	58,714	7,600	1,925	68,239
2004	31,769	7,600	1,100	40,469
2005	28,082	7,600	250	35,932
2006	24,920	7,600	—	32,520
Thereafter	65,679	76,000	—	141,679

	$232,596	$110,200	$4,228	$347,024

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $9.4 million.

The Company leases facilities and certain machinery and equipment under non-cancelable capital lease arrangements, which are not included in the table above. The present value of net minimum capital lease obligations is $5.2 million at April 30, 2002.

In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium, known as “CMGI Field”, for a period of fifteen years. In return for the naming and sponsorship rights, the Company will pay $7.6 million per year for the first ten years, with consumer price index adjustments for years eleven through fifteen. The Company made its first semi-annual payment under this agreement in January 2002. Jonathan Kraft, a member of the Company’s Board of Directors, is President and Chief Operating Officer of The Kraft Group, a private holding company whose holdings include the New England Patriots and CMGI Field. Mr. Kraft is also Vice Chairman of the New England Patriots.

Other contractual obligations primarily consist of an agreement between AltaVista and DoubleClick, Inc. (DoubleClick). Under this agreement, AltaVista is contractually obligated to use a portion of DoubleClick’s ad-serving technology through December 31, 2004. AltaVista estimates its remaining contractual obligation to DoubleClick from the period May 1, 2002 through December 31, 2004 will not exceed $3.8 million.

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

The Company has identified the accounting policies below as the policies most critical to its business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in our 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 29, 2001 (as amended by Form 10-K/A filed on December 13, 2001.) Our critical accounting policies are as follows:

•	Revenue recognition

•	Accounting for impairment of long-lived assets

•	Restructuring expenses

•	Accounting for the allowance for doubtful accounts and sales returns

•	Loss Contingencies

•	Excess and obsolete inventory

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

Revenue from sales of merchandise is recognized upon shipment of the merchandise and verification of the customer’s credit card authorization or receipt of cash. All shipping and handling fees billed to customers are recognized as revenue and related costs as costs of revenue when incurred, as long as the Company takes title to the products or assumes the risks and rewards of ownership.

Revenue from software product licenses, database services and website traffic audit reports are generally recognized when (i) a signed non-cancelable software license exists, (ii) delivery has occurred, (iii) the Company’s fee is fixed or determinable, and (iv) collection is probable.

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

The Company’s advertising revenue is derived primarily from the delivery of advertising impressions through its own or third-party Web sites. Revenue is recognized in the period that the advertising impressions are delivered, provided the collection of the resulting receivable is probable. Revenue from e-mail based direct marketing is recognized upon delivery of the e-mail to the target audience that represents substantial completion of the contract obligation.

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

Accounting for Impairment of Long-Lived Assets.    The Company’s management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Where impairment indicators are identified, management determines the amount of the impairment charge by comparing the carrying value of the long-lived assets to their fair value. Management determines fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes third-party valuation reports in its determination of fair value. The impairment policy is consistently applied in evaluating impairment for each of the Company’s wholly-owned and majority-owned subsidiaries and investments. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we intend to adopt on July 1, 2002. Upon adoption, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. In addition, SFAS No. 142 is effective with respect to business combinations in fiscal 2002, and as a result, we no longer amortize goodwill for any acquisitions completed since the beginning of the fiscal year. SFAS No. 142 will require that we evaluate our goodwill and identifiable intangible assets with indefinite useful lives for impairment. We are currently evaluating the provisions of SFAS 142. See Recent Accounting Pronouncements.

Restructuring Expenses.    The Company assesses the need to record restructuring charges in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3), EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and Staff Accounting Bulletin (SAB) No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF 94-3 a liability for the restructuring charges is recognized in the period management approves the restructuring plan. The Company recorded a liability that primarily includes the estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations, bandwidth agreements and other service contracts. These estimates are based on the remaining amounts due under various contractual agreements, adjusted for any anticipated contract cancellation penalty fees or any anticipated or unanticipated event or changes in circumstances that would reduce these obligations.

Accounting for the Allowance for Doubtful Accounts and Sales returns.    The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due to us could be adversely affected. A reserve for sales returns is established based on historical trends in product returns. If the actual or future returns do not reflect the historical data, our net revenue could be affected.

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

Excess and Obsolete Inventory.    The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

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

As of the date of adoption, August 1, 2002, we expect to have unamortized goodwill in the amount of approximately $187.5 million, and unamortized identifiable intangible assets in the amount of approximately $25.3 million, both of which will be subjected to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill and identifiable intangible assets was $63.5 million and $193.2 million for the three months and nine months ended April 30, 2002, respectively. Upon adoption on August 1, 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined what effect these tests will be on the operations and financial position of the Company. Because of the extensive effort needed to comply with adopting SFAS No. 141, excluding the provisions that require that the purchase method of accounting be used for all business combinations, and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these standards on our financial statements at the date of this report, other than the cessation of amortizing goodwill as noted above, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not completed its analysis of the impact of adopting SFAS No. 143, but does not expect this statement to have a material impact on its operations or financial position.

In October 2001, the FASB issued SFAS No. 144, “Impairment on Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the statement of operations under the new rules. The Company is currently evaluating the impact of SFAS No. 144 to its condensed consolidated financial statements.

In November 2001, the Emerging Issues Task Force of the FASB issued as interpretive guidance Topic No. D-103,“Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred ” (“Topic D-103”). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the statement of operations and was adopted by the Company at the beginning of the third quarter of fiscal 2002. This change in revenue classification impacts the Company’s Enterprise Software and Services segment(s), resulting in an increase in both net revenue and cost of revenue of approximately $1.0 million, $1.1 million and $5.1 million for the first two quarters of fiscal 2002 and for the three and nine months ended April 30, 2001, respectively. There was no impact on operating loss for any prior periods. Comparative financial statements for prior periods were reclassified to comply with this interpretive guidance.

Factors That May Affect Future Results

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward- looking statements represent management’s current expectations and are inherently uncertain. CMGI does not undertake any obligation to update forward-looking statements. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to, the following:

CMGI may not be profitable in the future.

During the fiscal year ended July 31, 2001, CMGI had an operating loss of approximately $5.87 billion. During the three and nine months ended April 30, 2002, CMGI had an operating loss of approximately $133.7 million and $467.8 million, respectively. CMGI anticipates that it will continue to incur significant operating expenses in the future, including significant costs of revenue and selling, general and administrative and amortization, impairment and restructuring expenses. CMGI also has significant commitments and contingencies, including with respect to real estate, machinery and equipment leases, sponsorship of CMGI Field, and guarantees entered into by CMGI on behalf of itself and its operating companies. As a result, CMGI expects to continue to incur significant operating expenses and can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. At April 30, 2002, CMGI had a consolidated cash and cash equivalents balance of approximately $328.9 million. Total cash and cash equivalents usage was approximately $83.2 million during the third quarter of fiscal 2002. If CMGI is unable to reach and sustain profitability, it risks depleting its working capital balances and its business will be materially adversely affected.

CMGI may have problems raising money it needs in the future.

In recent years, CMGI has generally financed its operations with proceeds from selling shares of stock of companies in which CMGI had invested directly or through its @Ventures venture capital affiliates.

The aggregate holdings and market value of the shares of stock held by CMGI has declined significantly over the past two years, due to market conditions and continued sales. Market and other conditions largely beyond CMGI’s control may affect its future ability to engage in such sales, the timing of any such sales, and the amount of proceeds therefrom. Even if CMGI is able to sell any such securities in the future, CMGI may not be able to sell at favorable prices or on favorable terms. In addition, this funding source may not be sufficient in the future, and CMGI may need to obtain funding from outside sources. However, CMGI may not be able to obtain funding from outside sources. In addition, even if CMGI finds outside funding sources, CMGI may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of CMGI’s common stock. CMGI may also be required to take other actions, which may lessen the value of its common stock or dilute its common stockholders, including borrowing money on terms that are not favorable to CMGI or issuing additional shares of common stock. If CMGI experiences difficulties raising money in the future, its business will be materially adversely affected.

CMGI and its operating companies depend on third-party software, systems and services.

CMGI and its operating companies rely on products and services of third-party providers in their business operations. For example, uBid’s business relies on order management software and information systems provided by Oracle and other third parties, as well as on Microsoft.NET enterprise servers to run its auction website. There can be no assurance that CMGI or its operating companies will not experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of such third-party software, systems and services. Any interruption in the availability or usage of the products and services provided by third parties could have a material adverse effect on the business or operations of CMGI or its operating companies.

CMGI depends on certain important employees, and the loss of any of those employees may harm CMGI’s business.

CMGI’s performance is substantially dependent on the performance of its executive officers and other key employees, as well as management of its operating companies. The familiarity of these individuals with the Internet industry makes them especially critical to CMGI’s success. In addition, CMGI’s success is dependent on its ability to attract, train, retain and motivate high quality personnel, especially for its operating companies management teams. The loss of the services of any of CMGI’s executive officers or key employees may harm its business. CMGI’s success also depends on its continuing ability to attract, train, retain and motivate other highly qualified technical and managerial personnel. Competition for such personnel is intense.

There may be conflicts of interest among CMGI, CMGI’s subsidiaries and their respective officers, directors and stockholders.

Some of CMGI’s officers and directors also serve as officers or directors of one or more of CMGI’s subsidiaries. In addition, David S. Wetherell, CMGI’s Chairman of the Board, has significant compensatory interests in certain of CMGI’s @Ventures venture capital affiliates. As a result, CMGI, CMGI’s officers and directors, and CMGI’s subsidiaries and venture capital affiliates may face potential conflicts of interest with each other and with stockholders. Specifically, CMGI’s officers and directors may be presented with situations in their capacity as officers, directors or management of one of CMGI’s subsidiaries and venture capital affiliates that conflict with their fiduciary obligations as officers or directors of CMGI or of another subsidiary or affiliate.

CMGI’s strategy of expanding its business through acquisitions of other businesses and technologies presents special risks.

CMGI intends to continue to expand through the acquisition of businesses, technologies, products and services from other businesses. Acquisitions involve a number of special problems, including:

•	difficulty integrating acquired technologies, operations and personnel with the existing businesses;

•	diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	the funding requirements for acquired companies may be significant;

•	exposure to unforeseen liabilities of acquired companies;

•	increased risk of costly and time-consuming litigation, including stockholder lawsuits;

•
potential issuance of securities in connection with an acquisition with rights that are superior to the rights of holders of CMGI’s common stock, or which may have a dilutive effect on the common stockholders;

•	the need to incur additional debt or use cash; and

•	the requirement to record potentially significant additional future operating costs for the amortization of intangible assets.

CMGI may not be able to successfully address these problems. Moreover, CMGI’s future operating results will depend to a significant degree on its ability to successfully integrate acquisitions and manage operations while also controlling expenses and cash burn. In addition, many of CMGI’s investments are in early-stage companies with limited operating histories and limited or no revenues. CMGI may not continue to fund or successfully develop these young companies to profitability.

CMGI must develop and maintain positive brand name awareness.

CMGI believes that establishing and maintaining its brand name and the brand names of its operating companies is essential to expanding its business and attracting new customers. CMGI also believes that the importance of brand name recognition will increase in the future as Internet companies continue to differentiate themselves. Promotion and enhancement of CMGI’s brand names will depend largely on its ability to provide consistently high-quality products and services. For the foreseeable future, a large portion of CMGI’s promotional budget is committed to sponsorship of CMGI Field, the stadium of the New England Patriots. If CMGI is unable to provide high-quality products and services, the value of its brand names will suffer and CMGI’s business prospects may be adversely affected.

CMGI’s quarterly results may fluctuate widely.

CMGI’s operating results have fluctuated widely on a quarterly basis during the last several years, and it expects to experience significant fluctuations in future quarterly operating results. Many factors, some of which are beyond CMGI’s control, have contributed to these quarterly fluctuations in the past and may continue to do so. Such factors include:

•	demand for its products and services;

•	payment of costs associated with its acquisitions, sales of assets and investments;

•	timing of sales of assets and marketable securities;

•	market acceptance of new products and services;

•	seasonality, especially in the eBusiness and Fulfillment segment;

•	charges for impairment of long-lived assets in future periods;

•	potential restructuring charges in connection with CMGI’s continuing restructuring efforts;

•	specific economic conditions in the industries in which CMGI competes; and

•	general economic conditions.

The emerging nature of the commercial uses of the Internet makes predictions concerning CMGI’s future revenues difficult. CMGI believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as indicative of its future performance. It is also possible that in some fiscal quarters, CMGI’s operating results will be below the expectations of securities analysts and investors. In such circumstances, the price of CMGI’s common stock may decline.

The price of CMGI’s common stock has been volatile and may fluctuate based on the value of its assets.

The market price of CMGI’s common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations, which have particularly impacted the market prices of equity securities of many companies providing Internet-related products and services. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may adversely affect the market price of CMGI’s common stock. In addition, should the market price of CMGI’s common stock remain below $1.00 per share for an extended period, it risks delisting from the Nasdaq National Market, which would have an adverse effect on CMGI’s business. In order to maintain compliance with Nasdaq listing standards, CMGI may consider several strategies, including without limitation a reverse stock split.

In addition, a portion of CMGI’s assets includes the equity securities of both publicly traded and privately held companies. The market price and valuations of the securities that CMGI holds may fluctuate due to market conditions and other conditions over which CMGI has no control. Fluctuations in the market price and valuations of the securities that CMGI holds in other companies may result in fluctuations of the market price of CMGI’s common stock and may reduce the amount of working capital available to CMGI. Finally, CMGI is obligated to deliver, no later than December 2, 2002, approximately 448 million shares of Pacific Century CyberWorks Limited to the former holders of CMGI’s Series C Convertible Preferred Stock.

CMGI relies on NaviSite for Web site hosting.

CMGI and many of its operating companies rely on NaviSite for network connectivity and hosting of servers. If NaviSite fails to perform such services, CMGI’s internal business operations may be interrupted, and the ability of CMGI’s operating companies to provide services to customers may also be interrupted. Such interruptions may have an adverse impact on CMGI’s business and revenues and its operating companies. In addition, in November 2001, NaviSite issued convertible notes to Compaq Financial Services Corporation in the aggregate principal amount of $55 million. Upon conversion of these notes, CMGI’s ownership interests in NaviSite will drop below 50%.

The success of CMGI and its operating companies depends greatly on increased use of the Internet by businesses and individuals.

The success of CMGI and its operating companies depends greatly on increased use of the Internet for e-commerce transactions, advertising, marketing, providing services and conducting business. Commercial use of the Internet is currently at an early stage of development and the future of the Internet is not clear. In addition, it is not clear how effective Internet advertising is or will be, or how successful Internet-based sales will be. The businesses of CMGI’s operating companies will suffer if commercial use of the Internet fails to grow in the future.

CMGI’s operating companies are subject to intense competition.

The markets for Internet products and services are highly competitive and lack significant barriers to entry, enabling new businesses to enter these markets relatively easily. Competition in the markets for Internet products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with the products and services of CMGI’s operating companies. In addition, many of the current and potential competitors of CMGI’s operating companies have greater financial, technical, operational and marketing resources than those of CMGI’s operating companies. CMGI’s operating companies may not be able to compete successfully against these competitors. Competitive pressures may also force prices for Internet goods and services down and such price reductions may reduce the revenues of CMGI’s operating companies.

If the United States or other governments regulate the Internet more closely, the businesses of CMGI’s operating companies may be harmed.

Because of the Internet’s popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as privacy, pricing, taxation and content. The enactment of any additional laws or regulations may impede the growth of the Internet and the Internet-related business of CMGI’s operating companies and could place additional financial burdens on their businesses.

To succeed, CMGI’s operating companies must respond to the rapid changes in technology and distribution channels related to the Internet.

The markets for the Internet and technology products and services of CMGI’s operating companies are characterized by:

•	rapidly changing technology;

•	evolving industry standards;

•	frequent new product and service introductions;

•	shifting distribution channels; and

•	changing customer demands.

The success of CMGI’s operating companies will depend on their ability to adapt to this rapidly evolving marketplace. They may not be able to adequately adapt their products and services or to acquire new products and services that can compete successfully. In addition, CMGI’s operating companies may not be able to establish and maintain effective distribution channels.

CMGI’s operating companies face security risks.

Consumer concerns about the security of transmissions of confidential information over public telecommunications facilities is a significant barrier to e-commerce and communications on the Internet. Many factors may cause compromises or breaches of the security systems that CMGI’s operating companies or other Internet sites use to protect proprietary information, including advances in computer and software functionality or new discoveries in the field of cryptography. A significant compromise of security on the Internet would have a negative effect on the use of the Internet for commerce and communications and negatively impact CMGI’s operating companies. Security breaches of their activities or the activities of their customers and sponsors involving the storage and transmission of proprietary information, such as credit card numbers, may expose CMGI’s operating companies to a risk of loss or litigation and possible liability. CMGI cannot assure that the security measures of CMGI’s operating companies will prevent security breaches.

The success of the global operations of CMGI’s operating companies is subject to special risks and costs.

CMGI’s operating companies intend to continue to expand their operations outside of the United States. This international expansion will require significant management attention and financial resources. The ability of CMGI’s operating companies to expand their offerings of CMGI’s products and services internationally will be limited by the general acceptance of the Internet and intranets in other countries. In addition, CMGI and its operating companies have limited experience in such international activities. Accordingly, CMGI and its operating companies expect to commit substantial time and development resources to customizing the products and services of its operating companies for selected international markets and to developing international sales and support channels.

CMGI expects that the export sales of its operating companies will be denominated predominantly in United States dollars. As a result, an increase in the value of the United States dollar relative to other currencies may make the products and services of its operating companies more expensive and, therefore, potentially less competitive in international markets. As CMGI’s operating companies increase their international sales, their total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

CMGI’s operating companies could be subject to infringement claims.

From time to time, CMGI’s operating companies have been, and expect to continue to be, subject to third-party claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights. Any such claims may damage the businesses of CMGI’s operating companies by:

•	subjecting them to significant liability for damages;

•	resulting in invalidation of their proprietary rights;

•	resulting in costly license fees in order to settle such claims;

•	being time-consuming and expensive to defend even if such claims are not meritorious; and

•	resulting in the diversion of management time and attention.

CMGI’s operating companies may have liability for information retrieved from the Internet.

Because materials may be downloaded from the Internet and subsequently distributed to others, CMGI’s operating companies may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of such materials.

CMGI, INC. AND SUBSIDIARIES

PART I:    FINANCIAL INFORMATION

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company’s available-for-sale securities at April 30, 2002 primarily consisted of investments in companies in the Internet and technology industries which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the equity component of the Company’s available-for-sale securities portfolio as of April 30, 2002, would result in an approximate $2.2 million decrease in the fair value of the Company’s available-for-sale securities.

The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. The carrying value of long-term debt approximates its fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The Company from time to time uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. —See note K to the Interim Unaudited Condensed Consolidated Financial Statements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic or market exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At April 30, 2002, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on its outstanding borrowing arrangements.

The Company has historically had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. The Company may consider utilizing derivative instruments to mitigate the risk of foreign currency exchange rate fluctuations in the future.

CMGI, INC. AND SUBSIDIARIES

PART II:    OTHER INFORMATION

Item 1.     Legal Proceedings

In December 1999, Neil Braun, a former officer of iCAST Corporation, a wholly owned subsidiary of the Company (“iCAST”), filed a complaint in United States District Court, Southern District of New York naming the Company, iCAST and David S. Wetherell as defendants. In the complaint, Mr. Braun alleged breach of contract regarding his termination from iCAST and claimed that he was entitled to acceleration of options to purchase CMGI common stock and iCAST common stock, upon his termination, under contract and promissory estoppel principles. Mr. Braun also claimed that, under quantum meruit principles, he was entitled to lost compensation. Mr. Braun sought damages of approximately $50 million and requested specific performance of the acceleration and exercise of options. In August 2001, the Court (i) granted summary judgment dismissing Mr. Wetherell as a defendant and (ii) granted summary judgment, disposing of Mr. Braun’s contract claim. In February 2002, the Court granted summary judgment disposing of Mr. Braun’s promissory estoppel claim. Trial on the quantum meruit claim was held in March 2002 and the jury returned a verdict in favor of Mr. Braun and against the Company in the amount of $113,482.24. As to iCAST, the jury found that Mr. Braun had not proven his claim. The Company filed a motion for directed verdict, which motion sought to set aside the jury verdict against the Company. Such motion was denied. In May 2002, Mr. Braun appealed the verdict.

In August 2001, Jeffrey Black, a former employee of AltaVista Company, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of the termination of Mr. Black’s employment with AltaVista. As set forth in the complaint, Mr. Black is seeking monetary damages in excess of $70 million. The Company and AltaVista each believes that these claims are without merit and plans to vigorously defend against these claims. In March 2002, the court ordered the case to arbitration in California. In June 2002, Mr. Black appealed such order.

On February 26, 2002, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, Engage and the individual members of the Board of Directors of Engage (David S. Wetherell, George A. McMillan, Christopher M. Cuddy, Edward M. Bennett and Peter J. Rice). The complaint alleges, among other things, breaches of fiduciary duties by the Company and the individual defendants, and violations of Delaware law. The complaint requests, among other things, that the court (i) enjoin Engage from effecting a proposed reverse stock split, (ii) enjoin the issuance of shares of Engage common stock to the Company upon conversion of promissory notes previously issued by Engage to the Company, (iii) award rescissory relief if the reverse stock split and stock issuances are consummated, and (iv) award the plaintiff compensatory damages, attorneys’ fees and expenses. On February 28, 2002, the Delaware Court of Chancery denied a request by the plaintiffs for the scheduling of a preliminary injunction hearing, and denied a request to allow expedited discovery in the lawsuit. In May 2002, the plaintiffs filed an amended complaint. In addition to the requests stated in the original complaint, the amended complaint requests that the court (i) enjoin a merger (as to which the Company had extended an offer, but has not reached a definitive agreement) by and among the Company, a wholly owned subsidiary of the Company and Engage (the “Merger”), and (ii) declare the Merger not to be entirely fair to the plaintiffs. The Company and Engage each believes that these claims are without merit and plans to vigorously defend against these claims.

On May 21, 2002, a purported class action lawsuit was filed with the Court of Chancery of the State of Delaware against the Company, Engage and the individual members of the Board of Directors of Engage (David S. Wetherell, George A. McMillan, Christopher M. Cuddy, Edward M. Bennett and Peter J. Rice). The complaint alleges, among other things, breaches of fiduciary duties. The complaint requests, among other things, that the Court (i) enjoin, preliminarily and permanently, the Merger, (ii) rescind the Merger (in the event it is consummated) or grant the plaintiffs rescissory damages, (iii) direct that the defendants account to plaintiffs for all damages caused to the plaintiffs and any special benefits obtained as a result of alleged unlawful conduct, and

(iv) award the plaintiffs the costs and disbursements (including attorneys’ fees) relating to this action. The Company and Engage each believes that these claims are without merit and plans to vigorously defend against these claims.

On May 21, 2002, another purported class action lawsuit was filed with the Court of Chancery of the State of Delaware against the Company, Engage and Robert W. Bartlett, Jr., Edward A. Bennett, Christopher M. Cuddy, George A. McMillan, Peter M. Rice, David S. Wetherell and Andrew J. Zimmon (officers and directors of Engage). The complaint alleges, among other things, breaches of fiduciary duties. The complaint requests, among other things, that the Court (i) enjoin, preliminarily and permanently, the Merger, (ii) rescind the Merger (in the event it is consummated) or grant the plaintiffs rescissory damages, (iii) direct that the defendants account to plaintiffs for all profits and any special benefits obtained as a result of alleged unlawful conduct, and (iv) award the plaintiffs the costs and disbursements (including attorneys’ and experts’ fees) relating to this action. The Company and Engage each believes that these claims are without merit and plans to vigorously defend against these claims.

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

CMGI, INC.

By:	/s/ THOMAS OBERDORF
Thomas Oberdorf Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: June 14, 2002

EXHIBIT INDEX

Item	Description

10.1	2002 Non-Officer Employee Stock Incentive Plan, as amended.

10.2	CEO Offer Letter from the Registrant to George A. McMillan, dated February 18, 2002.

10.3	Amended and Restated Executive Severance Agreement, dated as of March 1, 2002, by and between the Registrant and George A. McMillan.

10.4	Offer Letter from the Registrant to Thomas Oberdorf, dated March 1, 2002.

10.5	Executive Severance Agreement, dated as of March 4, 2002, by and between the Registrant and Thomas Oberdorf.

10.6	Indemnification Agreement, dated as of February 1, 2002, by and between the Registrant and James Barnett.

10.7	Indemnification Agreement, dated as of February 1, 2002, by and between AltaVista Company and James Barnett.

10.8	Offer Letter from uBid, Inc. to Christian Feuer, dated April 12, 2002.

10.9	Executive Severance Agreement, dated as of April 15, 2002, by and between uBid, Inc. and Christian Feuer.

10.10
Form of Executive Retention Agreement by and between NaviSite, Inc. and Patricia Gilligan, is incorporated herein by reference to Exhibit 10.5 to NaviSite’s Quarterly Report on Form 10-Q for the period ended April 30, 2001 (File No. 000-27597).

10.11
Form of Indemnification Agreement by and between NaviSite, Inc. and Patricia Gilligan, is incorporated herein by reference to Exhibit 10.6 to NaviSite’s Quarterly Report on Form 10-Q for the period ended April 30, 2001 (File No. 000-27597).