Form 10-K
period 2002-07-31
CMGI INC
filed 2002-10-29
CIK 914712

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended July 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File 000-23262

CMGI, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2921333
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

100 Brickstone Square
Andover, Massachusetts	01810
(Address of principal executive offices)	(zip code)

(978) 684-3600
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)
Common Stock, $0.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The approximate aggregate market value of Common Stock held by non-affiliates of the Registrant was $200,264,692 as of October 18, 2002.

On October 18, 2002, the Registrant had outstanding 392,675,868 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JULY 31, 2002

CMGI, INC.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Factors That May Affect Future Results” in Item 7 of this report, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. CMGI does not undertake any obligation to update forward-looking statements.

PART I

ITEM 1.—BUSINESS

General

CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”) is an operating and development company comprised of established and emerging companies, including both CMGI operating businesses and investments. CMGI companies span a range of vertical market segments including eBusiness and Fulfillment, and Enterprise Software and Services. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in Delaware in 1986. CMGI’s address is 100 Brickstone Square, Andover, Massachusetts 01810.

CMGI’s business strategy over the years has led to the development, acquisition and operation of majority-owned subsidiaries focused on Internet technologies and supply chain management services, as well as the strategic investment in other Internet companies that have demonstrated synergies with CMGI’s core businesses. The Company’s strategy also envisions and promotes opportunities for synergistic business relationships among its subsidiaries, investments and affiliates. The Company expects to continue to develop and refine its product and service offerings, and to continue to pursue the development or acquisition of, or the investment in, additional companies and technologies. A description of the Company’s development through merger and acquisition activities is set forth in note 8 of the Notes to Consolidated Financial Statements included in Item 8 below and is incorporated herein by reference.

The Company’s subsidiaries have been classified in two operating segments, eBusiness and Fulfillment and Enterprise Software and Services, and include:

eBusiness and Fulfillment

SalesLink Corporation (“SalesLink”) provides supply chain management, product and literature fulfillment services and third party eFulfillment solutions for its clients’ marketing, manufacturing and distribution programs.

SL Supply Chain Services International Corp. (“SL Supply Chain”) provides a comprehensive suite of global supply chain management services.

uBid, Inc. (“uBid”) is an online marketplace consisting of business-to-business, business-to-consumer, and consumer-to-consumer auctions.

Enterprise Software and Services

AltaVista Company (“AltaVista”) is a global provider of search services and software.

ProvisionSoft, Inc. (“ProvisionSoft”) is a provider of proactive infrastructure resource management software.

Tallan, Inc. (“Tallan”) is a professional services firm delivering software development, enterprise system integration, creative design and strategic technology direction for Global 2000 and brand name online firms.

Yesmail, Inc. (“Yesmail”) is a provider of comprehensive permission-based email marketing technologies and customer relationship software.

In addition, CMGI’s venture capital affiliate, @Ventures, is comprised of venture capital funds that focus on investing in companies involved in various aspects of the Internet and Internet technology.

Acquisition of iLogistix Assets

On July 11, 2002, following approval by the United States Bankruptcy Court and the administrator in The Netherlands, CMGI, through its wholly owned subsidiary SL Supply Chain, acquired substantially all of the worldwide assets and operations of Software Logistics Corporation, a California corporation doing business as iLogistix. The Company’s SalesLink subsidiary currently manages SL Supply Chain, including its operations centers in the United States, The Netherlands, Singapore, Taiwan, and Malaysia, to provide a comprehensive suite of traditional and e-commerce supply chain management services, including procurement, inventory management, assembly, fulfillment and distribution services to such blue chip customers as Hewlett-Packard and Microsoft.

Disposition of Engage, Inc.

On September 9, 2002, CMGI divested all of its equity and debt ownership interests in Engage, Inc. (“Engage”). Under the terms of the Transaction Agreement, CMGI transferred to Engage approximately 148.4 million shares of common stock of Engage held by CMGI, representing approximately 76% of the issued and outstanding shares of Engage, and cancelled approximately $60 million of debt, including all convertible debt, owed to CMGI by Engage. In consideration of the equity transfer and debt cancellation, Engage, among other things, (i) paid to CMGI $2.5 million in cash, (ii) agreed to pay to CMGI up to an additional $6.0 million, comprised of a senior secured promissory note due in September 2006 and earnout payments commencing in fiscal year 2004, and (iii) issued to CMGI a warrant for the purchase of up to 9.9% of the issued and outstanding shares of Engage Common Stock, at an exercise price of $.048 per share.

Disposition of NaviSite, Inc.

On September 11, 2002, CMGI sold all of its equity and debt ownership interests in NaviSite, Inc. (“NaviSite”) to ClearBlue Technologies, Inc. (“ClearBlue”). Under the terms of the Note and Stock Purchase Agreement, CMGI sold to ClearBlue (i) approximately 71.0 million shares of common stock of NaviSite held by CMGI, (ii) warrants to purchase approximately 5.0 million shares of common stock of NaviSite, and (iii) the 12% Convertible Note issued to CMGI by NaviSite, representing $10.0 million aggregate principal amount plus all accrued interest thereon. In consideration thereof, CMGI received, among other things, 131,579 shares of common stock of ClearBlue. As a result of the transaction, the Company expects to record a net gain of between $4.0 million and $7.0 million in the first quarter of fiscal year 2003. The gain will be classified as a net gain on disposal of discontinued operations in its consolidated statement of operations for the first quarter of fiscal 2003. Additionally, the historical operations of NaviSite have been reflected as loss from discontinued operations in the accompanying consolidated financial statements, and NaviSite’s net current assets and net long term assets (liabilities) have been reported as net current assets and net non-current assets (liabilities) of discontinued operations at July 31, 2002 and 2001, respectively. Certain prior period amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to reflect the operations of NaviSite as discontinued operations.

Disposition of Equilibrium Technologies, Inc.

On October 17, 2002, CMGI sold all of its equity ownership interests in Equilibrium Technologies, Inc. (“Equilibrium”) to a group (the “Buyer”) led by the current management of Equilibrium. Under the terms of the Transaction Agreement, CMGI sold to the Buyer 100% of the issued and outstanding shares of Equilibrium. In consideration thereof, CMGI received, among other things, (i) a senior secured promissory note due in October 2005 in the principal amount of $1.5 million made by the Buyer, (ii) a warrant for the purchase of 19.9% of the issued and outstanding shares of Equilibrium Common Stock, at an exercise price of $.01 per share, and (iii) a royalty-free, perpetual worldwide license to Equilibrium’s MediaRich software.

Products and Services

Products and services of the Company’s majority-owned subsidiaries include the following:

eBusiness and Fulfillment Segment

SalesLink

SalesLink provides supply chain management, product and literature fulfillment services and third-party eFulfillment solutions for its clients’ marketing, manufacturing and distribution programs.

SalesLink provides supply chain management programs for contract manufacturers and OEM clients in the high technology industry. These programs are a form of outsourced manufacturing support services, in which clients retain SalesLink to plan, buy and build-to-order sub-assemblies for computer equipment and consumer electronic products. These outsourced manufacturing services primarily assist companies in the areas of accessory kits, software, literature and promotional products and involve active global supply chain management and coordination of CD-ROM, DVD and diskette replication, product packaging and assembly, print management, electronic order processing and software distribution direct fulfillment and inventory management. SalesLink also offers sophisticated advanced planning services to help its clients optimize product forecasts and minimize inventory investments. SalesLink provides its supply chain management services and solutions directly and through its management of SL Supply Chain.

On behalf of its product and literature fulfillment clients, SalesLink receives orders for promotional collateral and products and fulfills them by assembling and shipping the items requested. Product and literature fulfillment services begin with the receipt of orders by electronic transmission directly into SalesLink’s computers. Orders are then generated and presented to the production floor where fulfillment packages are assembled and shipped to the end-user or to a broker or distributor. SalesLink also provides product and literature inventory control and warehousing, offering its customer support and management reports detailing orders, shipments, billings, back orders and returns.

SalesLink provides advanced end-to-end third-party eFulfillment and logistics services for merchandise through its automated distribution center in Memphis, Tennessee. SalesLink provides order management solutions with real-time verification of data, payment processing, fraud detection, order routing and auditing and status reporting. SL IQLink™, SalesLink’s premier Web tool for organizing and distributing marketing literature, acts as a central repository for product information to ensure immediate order processing. This powerful online resource center connects to SL FlagShip™, SalesLink’s comprehensive order fulfillment and management tool that provides customized reporting and analyses, SKU tracking, monitoring capabilities to code, and summary and index information essential to planning future inventory requirements.

SL Supply Chain

SL Supply Chain is a leading provider of global supply chain management solutions, supporting its customer base with supply chain design and consulting, as well as outsourced operations solutions including supply base and inventory management, manufacturing, configuration, distribution and fulfillment, e-commerce, order management and customer service. SL Supply Chain provides intelligent value chain solutions that allow its clients to outsource business processes from raw material procurement and order entry to final delivery. These solutions include supply chain design, sourcing, production, assembly, packaging and customer interface management. Additionally, SL Supply Chain can deploy technology-based solutions to manage the flow and use of information throughout the supply chain including systems architecture and implementation, front-end web design, web hosting, payment processing and real time order processing and inventory management. These comprehensive solutions leverage a scalable technology platform, proven process expertise and a global network of operations centers to manage all aspects of the supply chain process.

uBid

uBid is a leading online auction and e-commerce marketplace that offers consumers and businesses several ways to buy and sell. uBid Direct™ Internet auctions feature a rotating selection of more than 12,000 brand name products, including Hewlett-Packard, Toshiba, Sony and Micron. uBid Direct products are offered and sold by uBid in 16 different product categories, providing consumers and small to mid-sized businesses with the opportunity to purchase a wide range of brand name merchandise, often at greatly reduced prices, through live-action bidding and in non-auction formats. Product categories include computer peripherals and accessories, consumer electronics, jewelry and gifts, travel and collectibles. All products are sold as non-returnable unless they are found to be damaged, defective or not as advertised. uBid purchases and maintains inventory for a majority of its uBid Direct auction businesses.

Users can also buy or sell products through uBid’s Consumer Exchange™, a peer-to-peer auction marketplace in which Consumer Exchange sellers list their items for sale directly on the uBid site, and assume responsibility for all aspects of their auction listings, including product descriptions, identification of quantities, establishment of starting and maximum bid prices, payment and shipping. uBid is not involved in processing Consumer Exchange transactions.

uBid’s business is subject to seasonal fluctuations. Its sales volumes and inventory balances are typically higher during the holiday season between Thanksgiving and Christmas and at the end of its major suppliers’ fiscal reporting periods. Typically, uBid experiences reduced sales levels during periods of decreased Internet usage.

Enterprise Software and Services Segment

AltaVista

AltaVista is a leading global provider of search services for Internet users and enterprise software for businesses. Through innovations to its proven search technology, AltaVista helps people find what they need as quickly and accurately as possible. AltaVista is organized along two business lines, Internet Search Services and Enterprise Search Software.

AltaVista’s Internet Search Services business provides relevant, integrated search results from a range of sources including Web pages, multimedia files and up-to-the minute news sources. Popular features include Babel Fish, a free language translation service and AltaVista Prisma, an assisted search tool. AltaVista provides search capabilities in 26 languages.

AltaVista’s Enterprise Search Software business offers scalable search software that is used by leading companies, including DaimlerChrysler, Proctor & Gamble and Siemens. AltaVista enterprise search technology converts unstructured data across the enterprise into valuable, relevant and accessible information for Internet, intranet or extranet users. With global language support, AltaVista’s search software is customizable to meet the specific needs of business, government and education customers.

ProvisionSoft

ProvisionSoft develops and markets infrastructure resource management software that enables a customer to manage more efficiently the storage and server resources within the customer’s data center environment. ProvisionSoft’s first product, DynamicIT™, features the ability to automatically, intelligently and predictively manage these storage and server resources, thereby eliminating labor-intensive tasks typically associated with management of resources within the data center. Simplifying overall resource administration, the DynamicIT software is designed to also significantly reduce downtime events such as those caused by unplanned manual intervention to unforeseen problems. ProvisionSoft also offers to its customers consulting and educational services relating to its DynamicIT software. ProvisionSoft believes that most of the customers for its DynamicIT software product will be mid- to large-size enterprises operating their own data centers. ProvisionSoft has not generated revenue through July 31, 2002.

Tallan

Tallan is a professional services firm delivering software development, enterprise infrastructure, creative design and strategic technology direction for Global 2000 and brand name online firms.

Tallan focuses on software development, creative and infrastructure services to plan, design, build and implement comprehensive solutions for client business and technology needs. Tallan’s Software Development and Infrastructure groups work together with the client to design and build the required systems, platforms and networks to enable and support the client’s business model and plan. Tallan’s Creative Services group works to bring the client brand and user experience into the online arena through the right mix of creativity, design, marketing and technology expertise, while enabling seamless integration with the work done by the Development and Infrastructure groups.

Yesmail

Yesmail is a provider of comprehensive email marketing solutions that enable its clients to acquire new customers through permission email campaigns and leverage the effectiveness of email as a communication channel. Yesmail’s suite of products is built to enable its clients to build relationships online. Clients can drive an initial customer interaction by delivering special offers through the Yesmail Network™, and once consumers have given permission to start this online dialogue, Yesmail enables ongoing communications to continue in a highly personalized and relevant way. Yesmail’s clients include ETrade, American Express, Hewlett-Packard, Countrywide Home Loans and Nine West.

Yesmail provides a range of services enabling its clients to utilize email to drive brand awareness, lead generation and commerce. This is done by leveraging technology and expertise to deliver targeted marketing messages to consumers who have given their permission to receive such offers via email. The Yesmail Network is a free service offered to consumers which enables its members to receive special offers from marketers based on their self-reported interests and has over 30 million current members.

Yesmail also licenses its technology and provides a range of services enabling its clients to communicate with their customers and subscribers via email. Specifically, Yesmail’s Customer Relationship Management (CRM) solution enables the efficient delivery of highly personalized email communications to a targeted audience. The YesConnect Platform™ enables such personalized communications with features that allow marketers to segment their customer base, deliver specific content based on member profiles, manage large customer databases, track customer response and provide comprehensive reporting to measure effectiveness.

Venture Capital

The Company maintains interests in several venture capital funds: CMG@Ventures I, LLC (“CMG@Ventures I”); CMG@Ventures II, LLC (“CMG@Ventures II”); CMG@Ventures III, LLC (“CMG@Ventures III”); CMG@Ventures Expansion, LLC (“CMG@Ventures Expansion”); and CMGI@Ventures IV, LLC (“CMGI@Ventures IV”). CMGI’s venture funds (“CMGI @Ventures”) invest in emerging Internet service and technology companies, introducing innovative and promising technology companies into the CMGI network to complement and create competitive advantage throughout the extended family of companies. The Company anticipates and promotes synergies between these strategic positions and CMGI’s core businesses, including speeding technological innovation and access to markets.

The Company owns 100% of the capital and is entitled to approximately 77.5% of the cumulative net profits of CMG@Ventures I. The Company owns 100% of the capital and is entitled to approximately 80% of the cumulative net profits of CMG@Ventures II.

CMGI formed the @Ventures III venture capital funds (“@Ventures III Fund”) in August 1998. The @Ventures III Fund secured capital commitments from outside investors and CMGI, to be invested in emerging

Internet and technology companies. The @Ventures III Fund consists of four entities, which co-invest in each investment made by the @Ventures III Fund. Approximately 78% of each investment made by the @Ventures III Fund is made by two entities, @Ventures III, L.P. and @Ventures Foreign Fund III, L.P. CMGI does not have a direct ownership interest in either of these entities, but CMGI is entitled to approximately 2% of the cumulative net capital gains realized by both entities (after return of certain priority amounts to the investors in such entities) as a result of its ownership of an approximately 10% interest in the general partner of each of such entities, @Ventures Partners, III, LLC (“@Ventures Partners III”). CMG@Ventures III co-invests approximately 20% of the total amount invested in each @Ventures III Fund portfolio company investment. CMGI owns 100% of the capital and is entitled to approximately 80% of the cumulative net capital gains realized by CMG@Ventures III. @Ventures Partners III is entitled to the remaining 20% of the net capital gains realized by CMG@Ventures III. The remaining 2% invested in each @Ventures III Fund investment is provided by a fourth entity, @Ventures Investors, LLC, in which CMGI has no interest. During fiscal year 2000, CMGI formed additional venture capital fund entities to provide follow-on financing to @Ventures III Fund portfolio companies. These expansion funds have a structure that is substantially identical to the @Ventures III Fund, and CMGI’s interests in such funds are comparable to its interests in the @Ventures III Fund.

CMGI owns 100% of the capital and is entitled to a percentage (ranging from approximately 80% to approximately 92.5%) of the net profits realized by CMGI@Ventures IV on each of its investments.

An aggregate of approximately $8.2 million was invested by CMGI’s venture capital affiliates during the fiscal year ended July 31, 2002.

Sales and Marketing

Each CMGI operating company maintains its own separate sales and marketing staff, enabling the sales personnel to develop strong customer relationships and expertise in their respective areas. Each company has established its own direct sales force experienced in each subsidiary’s business to address the new and evolving requirements of its business arena. CMGI and its operating companies believe that an experienced sales staff is critical to initiating and maintaining customer relationships.

The Company’s subsidiaries attend numerous trade shows in the Internet and high technology markets, while further supplementing marketing efforts with space advertising and product and services listings in appropriate directories. In addition, user group meetings are sponsored for customers, where new products and services are highlighted. CMGI also markets through public relations, its Web site and CMGI-sponsored events. In addition, in certain instances, CMGI and its subsidiaries have complemented these activities by retaining advertising and public relations agencies.

Competition

The market for Internet-related products and services is rapidly evolving, highly competitive and characterized by few significant barriers to entry. Although the Company believes that the diverse segments of the Internet market will provide opportunities for more than one provider of products and services similar to those of the Company, it is possible that a single provider may dominate one or more market segments. The Company believes the principal competitive factors in the markets for Internet-related products and services include name recognition, performance, cost, ease of use, variety of value-added services, functionality and features, and quality of support. Competitors include a wide variety of companies and organizations, including Internet software, content, service and technology companies, telecommunication companies, equipment/technology suppliers and traditional retailers.

The market for supply chain management services and solutions is very competitive. The Company expects the intensity of competition to continue to increase. A failure to maintain and enhance the Company’s competitive position will limit its ability to maintain and increase market share, which would result in serious harm to the Company’s business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. The Company competes in the supply chain management market on the basis of quality, performance, service levels, global capabilities, technology, operational efficiency and price.

Some of the Company’s competitors have substantially greater financial, infrastructure, personnel and other resources than the Company. Furthermore, some of the Company’s competitors have well established, large and experienced marketing and sales capabilities and greater name recognition, including well established relationships with the Company’s current and potential clients. As a result, the Company’s competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in client requirements. They may also develop and promote their services more effectively than the Company. Also, the Company may lose potential clients to competitors for various reasons, including the ability or willingness of its competitors to offer lower prices and other incentives that the Company cannot match. There can be no assurance that the Company’s competitors will not develop products and services that are superior to those of the Company or that achieve greater market acceptance than the Company’s offerings.

Research and Development

The Company develops and markets a variety of products and services, the markets for which are often characterized by rapid technological development. The Company believes that its future success will depend in large part on its ability to continue to enhance its existing products and services and to develop other products and services which complement existing ones or extend into new markets. In order to respond to rapidly changing competitive and technological conditions, the Company expects to continue to incur significant research and development expenses during the initial development phase of new products and services as well as on an on-going basis.

During fiscal years 2002, 2001 and 2000, the Company expended approximately $53.7 million, $144.9 million and $148.7 million, respectively, or approximately 8%, 12% and 17%, respectively, of net revenue, on research and development. Information regarding in-process research and development expenses in connection with acquisitions and investments is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 below.

Other

The Company relies upon a combination of patent, trade secret, copyright and trademark laws to protect its intellectual property. The Company owns, or holds licenses to use, numerous patents. New patents, trade secrets and other intellectual property are from time to time developed or obtained through the Company’s research and development and acquisition activities. None of the Company’s segments is substantially dependent on any single or group of related patents, trademarks, copyrights or licenses.

At July 31, 2002, the Company employed a total of 2,414 persons on a full-time basis. None of the Company’s employees are represented by a labor union. The Company believes that its relations with its employees are good.

Certain segment information, including revenue and profit information, is set forth in Note 3 of the Notes to Consolidated Financial Statements included in Item 8 below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 below, and is incorporated herein by reference.

Significant customers information is set forth under the heading “Diversification of Risk” in Note 2 of the Notes to Consolidated Financial Statements included in Item 8 below and is incorporated herein by reference.

For each of the last three fiscal years, the Company’s revenues from external customers were primarily attributed to the Company’s North American operations, and substantially all of the Company’s assets were located in the United States. Approximately 10% of the total revenues of the Enterprise Software and Services segment were generated outside the United States during fiscal year 2002.

Because of the diversity of the Company’s products and services, as well as the wide geographic dispersion of its facilities, the Company uses numerous sources for the wide variety of raw materials needed for its operations. The Company has not been adversely affected by inability to obtain raw materials.

ITEM 2.—PROPERTIES

The location and general character of the Company’s principal properties by industry segment as of October 15, 2002 are as follows:

eBusiness and Fulfillment Segment

In its eBusiness and Fulfillment segment, the Company leases approximately 1.3 million square feet of office, storage, warehouse, production and assembly, sales and marketing, and operations space, principally in Massachusetts, Tennessee, California, Colorado, Illinois, Florida, The Netherlands, Ireland, Singapore, Malaysia, Taiwan and Mexico under leases expiring through fiscal year 2011. Approximately 161,000 square feet is sublet to third parties.

Enterprise Software and Services

In its Enterprise Software and Services segment, the Company leases approximately 284,000 square feet of office, administrative, storage, production and assembly, sales and marketing, engineering and development, and operations space, principally in California, Massachusetts, Illinois, Connecticut, New York and Europe under leases expiring through fiscal year 2007. Approximately 56,000 square feet is sublet to third parties.

Other

In addition, the Company leases approximately 327,000 square feet principally in Massachusetts and California under leases expiring through fiscal year 2011. These facilities generally consist of executive and administrative office space for the Company’s corporate and venture capital headquarters. Approximately 23,000 square feet is sublet to third parties.

ITEM 3.—LEGAL PROCEEDINGS

In December 1999, Neil Braun, a former officer of iCAST Corporation, a wholly owned subsidiary of the Company (“iCAST”), filed a complaint in United States District Court, Southern District of New York naming the Company, iCAST and David S. Wetherell as defendants. In the complaint, Mr. Braun alleged breach of contract regarding his termination from iCAST and claimed that he was entitled to acceleration of options to purchase CMGI common stock and iCAST common stock, upon his termination, under contract and promissory estoppel principles. Mr. Braun also claimed that, under quantum meruit principles, he was entitled to lost compensation. Mr. Braun sought damages of approximately $50 million and requested specific performance of the acceleration and exercise of options. In August 2001, the Court (i) granted summary judgment dismissing Mr. Wetherell as a defendant and (ii) granted summary judgment, disposing of Mr. Braun’s contract claim. In February 2002, the Court granted summary judgment disposing of Mr. Braun’s promissory estoppel claim. Trial on the quantum meruit claim was held in March 2002 and the jury returned a verdict in favor of Mr. Braun and against the Company in the amount of $113,482.24. As to iCAST, the jury found that Mr. Braun had not proven his claim. The Company filed a motion for directed verdict, which motion sought to set aside the jury verdict against the Company. Such motion was denied. In May 2002, Mr. Braun appealed the Court’s dismissal of his contract and promissory estoppel claims against iCAST and the Company. Full briefing on the appeal is not yet complete and no argument date has yet been set.

In August 2001, Jeffrey Black, a former employee of AltaVista, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of the termination of Mr. Black’s employment with AltaVista. As set forth in the complaint, Mr. Black is seeking monetary damages in excess of $70 million. The Company and AltaVista each believes that these claims are without merit and plans to vigorously defend against these claims. In March 2002, the court ordered the entire case to binding arbitration in California. In June 2002, Mr. Black petitioned the California Court of Appeal for a writ prohibiting enforcement of the order compelling arbitration of his cause of action for wrongful termination in violation of public policy. In July 2002, the Court of Appeal denied Mr. Black’s petition. In August 2002, Mr. Black submitted the matter before the American Arbitration Association. The arbitrator was appointed on October 7, 2002. A date for the arbitration has not yet been set.

On January 28, 2002, Mark Nutritionals, Inc. (“MNI”) filed suit against AltaVista in the United States District Court for the Western District of Texas, San Antonio Division. The claims against AltaVista include unfair competition and trademark infringement and dilution, under both federal law and the laws of the State of Texas. MNI is seeking compensatory damages in the amount of $10,000,000 and punitive damages. AltaVista believes that these claims are without merit and plans to vigorously defend against these claims. AltaVista filed its answer on March 1, 2002, denying the allegations. AltaVista is entitled to indemnification by a third party with respect to this matter.

On April 16, 2002, NCR Corporation filed a complaint in the United States District Court for the Northern District of Illinois against uBid. The complaint alleges that uBid has infringed four patents held by NCR and seeks unspecified monetary damages and injunctive relief. uBid believes that these claims are without merit and plans to vigorously defend against these claims. On May 28, 2002, uBid filed its answer to the complaint, denying the allegations.

On February 26, 2002, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, Engage and the individual members of the Board of Directors of Engage (David S. Wetherell, George A. McMillan, Christopher M. Cuddy, Edward M. Bennett and Peter J. Rice). The complaint alleges, among other things, breaches of fiduciary duties by the Company and the individual defendants, and violations of Delaware law. The complaint requests, among other things, that the court (i) enjoin Engage from effecting a proposed reverse stock split, (ii) enjoin the issuance of shares of Engage common stock to the Company upon conversion of promissory notes previously issued by Engage to the Company, (iii) award rescissory relief if the reverse stock split and stock issuances are consummated, and (iv) award the plaintiff compensatory damages, attorneys’ fees and expenses. On February 28, 2002, the Delaware Court of Chancery denied a request by the plaintiffs for the scheduling of a preliminary injunction hearing, and denied a request to allow expedited discovery in the lawsuit. In May 2002, the plaintiffs filed an amended complaint. In addition to the requests stated in the original complaint, the amended complaint requests that the court (i) enjoin a proposed merger by and among the Company, a wholly owned subsidiary of the Company and Engage (the “Merger”), and (ii) declare the Merger not to be entirely fair to the plaintiffs. On August 2, 2002, this matter was consolidated with the related matters set forth in the following two paragraphs. In light of the September 9, 2002 transaction in which the Company divested all of its equity and debt ownership interests in Engage, on October 18, 2002, all parties submitted to the Court a stipulated order agreeing to dismiss, with prejudice as to the named plaintiffs only, this matter as moot. The stipulated order further provides that the Court shall retain jurisdiction over the matter to consider any application for attorney’s fees and expenses submitted by plaintiffs or their counsel.

On May 21, 2002, a purported class action lawsuit was filed with the Court of Chancery of the State of Delaware against the Company, Engage and the individual members of the Board of Directors of Engage (David S. Wetherell, George A. McMillan, Christopher M. Cuddy, Edward M. Bennett and Peter J. Rice). The complaint alleges, among other things, breaches of fiduciary duties. The complaint requests, among other things, that the Court (i) enjoin, preliminarily and permanently, the Merger, (ii) rescind the Merger (in the event it is consummated) or grant the plaintiffs rescissory damages, (iii) direct that the defendants account to plaintiffs for all damages caused to the plaintiffs and any special benefits obtained as a result of alleged unlawful conduct, and (iv) award the plaintiffs the costs and disbursements (including attorneys’ fees) relating to this action. On August 2, 2002, this matter was consolidated with the related matters set forth in the following and preceding paragraphs.

In light of the September 9, 2002 transaction in which the Company divested all of its equity and debt ownership interests in Engage, on October 18, 2002, all parties submitted to the Court a stipulated order agreeing to dismiss, with prejudice as to the named plaintiffs only, this matter as moot. The stipulated order further provides that the Court shall retain jurisdiction over the matter to consider any application for attorney’s fees and expenses submitted by plaintiffs or their counsel.

On May 21, 2002, another purported class action lawsuit was filed with the Court of Chancery of the State of Delaware against the Company, Engage and Robert W. Bartlett, Jr., Edward A. Bennett, Christopher M. Cuddy, George A. McMillan, Peter M. Rice, David S. Wetherell and Andrew J. Zimmon (officers and directors of Engage). The complaint alleges, among other things, breaches of fiduciary duties. The complaint requests, among other things, that the Court (i) enjoin, preliminarily and permanently, the Merger, (ii) rescind the Merger (in the event it is consummated) or grant the plaintiffs rescissory damages, (iii) direct that the defendants account to plaintiffs for all profits and any special benefits obtained as a result of alleged unlawful conduct, and (iv) award the plaintiffs the costs and disbursements (including attorneys’ and experts’ fees) relating to this action. On August 2, 2002, this matter was consolidated with the related matters set forth in the preceding two paragraphs. In light of the September 9, 2002 transaction in which the Company divested all of its equity and debt ownership interests in Engage, on October 18, 2002, all parties submitted to the Court a stipulated order agreeing to dismiss, with prejudice as to the named plaintiffs only, this matter as moot. The stipulated order further provides that the Court shall retain jurisdiction over the matter to consider any application for attorney’s fees and expenses submitted by plaintiffs or their counsel.

The Company is also a party to litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operation or financial condition.

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of 2002.

PART II

ITEM 5.—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS

On November 1, 2002, the Company’s Common Stock will commence trading on the Nasdaq SmallCap Market under the symbol “CMGI”. Prior to such date, the Common Stock has traded on the Nasdaq National Market under the same symbol. Other market information is set forth in Note 21 of the Notes to Consolidated Financial Statements included in Item 8 below and is incorporated herein by reference.

On October 18, 2002, there were approximately 5,673 holders of record of Common Stock of the Company.

The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company’s Board of Directors after taking into account various factors, including the Company’s financial condition, operating results, current and anticipated cash needs and plans for expansion.

Information regarding the Company’s equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

On June 15, 2002, pursuant to the terms of promissory notes issued by the Company on June 15, 2000 to certain of the former members of Shortbuzz.com LLC (“Shortbuzz”) in connection with the Company’s acquisition of Shortbuzz, the Company issued an aggregate of 7,184 shares of Common Stock to the noteholders upon conversion of such notes. The shares of Common Stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended, as a security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved with the issuance and sale of the shares of Common Stock.

ITEM 6.—SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial information of the Company for the five years ended July 31, 2002. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere or incorporated by reference in this report. The following consolidated financial data includes the results of operations (from dates of acquisition) of the Company’s fiscal 1998 acquisitions of Accipiter, Inc., InSolutions, Inc., Servercast Communications, LLC and On-Demand Solutions, Inc., the fiscal 1999 acquisitions of Magnitude Network, Inc., 2CAN Media, Inc., Internet Profiles Corporation, Activerse, Inc., Nascent Technologies, Inc., Netwright, LLC and Digiband, Inc., the fiscal 2000 acquisitions of AltaVista Company, AdForce, Inc., Flycast Communications Corporation, yesmail.com, Inc., Tallan, Inc., uBid, Inc. and eighteen other companies, the fiscal 2001 acquisitions of Space Media Holdings Limited (“Space”) and MediaBridge Technologies, Inc., and the fiscal 2002 acquisition of the iLogistix assets and operations by the Company’s wholly owned subsidiary SL Supply Chain. See note 8 to the Company’s consolidated financial statements for further information concerning these acquisitions. The following consolidated financial data also includes the results of operations of companies that have been sold or ceased operations. In fiscal 2001, the operations of iCast, 1stUp, Adforce, Inc., and ExchangePath ceased and the Company sold a majority of its interest in Signatures SNI, Inc. (Signatures). In fiscal 2002, the operations of NaviPath and MyWay ceased and the Company sold its interest in Activate. For all periods presented, the results of operations of NaviSite have been accounted for within discontinued operations as a result of our decision to sell all of our equity and debt ownership interests in NaviSite on September 11, 2002. The historical results presented herein are not necessarily indicative of future results.

	Years ended July 31,
	2002	2001	2000	1999	1998
		(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$707,770	$1,170,253	$857,902	$181,290	$91,741
Cost of revenue	608,028	1,038,894	684,661	162,462	77,504
Research and development expenses	53,738	144,886	148,733	21,903	17,301
In-process research and development expenses	—	1,462	65,683	6,061	10,325
Selling, general and administrative expenses	281,629	610,216	639,008	77,367	42,543
Amortization of intangible assets and stock-based compensation	256,012	1,556,909	1,401,644	14,807	3,093
Impairment of long lived-assets	73,114	3,363,317	34,205	—	—
Restructuring	26,209	209,208	14,770	—	—

Operating loss	(590,960)	(5,754,639)	(2,130,802)	(101,310)	(59,025)
Interest income (expense), net	36,086	4,970	(16,204)	300	(851)
Gains on issuance of stock by subsidiaries and affiliates	—	121,794	80,387	130,729	46,285
Other gains (losses), net	(68,503)	(409,095)	525,265	758,312	96,562
Other income (expense), net	28,887	448,153	97,898	(13,938)	(12,899)
Income tax benefit (expense)	7,431	184,404	116,198	(335,747)	(36,181)

Income (loss) from continuing operations	(587,059)	(5,404,413)	(1,327,258)	438,346	33,891
Extraordinary gain on retirement of debt, net of income taxes	131,281	—	—	—	—
Loss from discontinued operations, net of income taxes	(69,140)	(83,507)	(37,435)	(15,309)	(1,987)
Gain on disposal of discontinued operations, net of income taxes	—	—	—	53,203	—

Net income (loss)	(524,918)	(5,487,920)	(1,364,693)	476,240	31,904
Gain on repurchase of Series C convertible preferred stock	63,505	—	—	—	—
Preferred stock accretion and amortization of discount	(2,301)	(7,499)	(11,223)	(1,662)	—

Net income (loss) available to common stockholders	$(463,714)	$(5,495,419)	$(1,375,916)	$474,578	$31,904

	Years ended July 31,
	2002	2001	2000	1999	1998
		(in thousands, except per share data)
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(1.39)	$(16.42)	$(5.12)	$2.12	$0.19
Loss from discontinued operations, net of income taxes	(0.18)	(0.25)	(0.14)	(0.08)	(0.01)
Gain on disposal of discontinued operations, net of income taxes	—	—	—	0.26	—
Extraordinary gain on retirement of debt, net of income taxes	0.35	—	—	—	—

Net earnings (loss)	$(1.22)	$(16.67)	$(5.26)	$2.30	$0.18

Shares used in computing diluted net earnings (loss) per share	379,800	329,623	261,555	206,832	180,120

Consolidated Balance Sheet Data:
Working capital	$203,879	$581,316	$1,110,105	$1,381,005	$12,784
Total assets	870,338	2,054,375	8,454,771	2,393,549	255,539
Long-term obligations	73,191	240,911	253,980	32,931	4,707
Redeemable preferred stock	—	390,640	383,140	411,283	—
Stockholders’ equity	416,668	805,757	5,785,802	1,062,461	133,136

ITEM	7.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS	OF OPERATIONS

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed below in “Factors That May Affect Future Results,” and elsewhere in this report, and the risks discussed in the Company’s other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Basis of Presentation

The Company previously reported five operating segments: (i) Interactive Marketing, (ii) eBusiness and Fulfillment, (iii) Search and Portals, (iv) Infrastructure and Enabling Technologies, and (v) Internet Professional Services. As a result of the cessation of operations, sale or other disposition of several subsidiaries and restructuring efforts at several of the remaining subsidiaries, the Company realigned its operating segments in fiscal 2002 to include three operating segments: (i) Enterprise Software and Services which consists of Engage, Inc. (Engage), Yesmail, Inc. (Yesmail), AltaVista Company (AltaVista), ProvisionSoft, Inc. (ProvisionSoft, formerly CMGion), Equilibrium Technologies, Inc. (Equilibrium) and Tallan, Inc. (Tallan), (ii) eBusiness and Fulfillment (which consists of SalesLink Corporation (SalesLink), uBid, Inc. (uBid), SL Supply Chain Services International Corp. (SL Supply Chain) and the historical results of Signatures SNI, Inc., (Signatures) until the sale of the Company’s majority interest in February 2001), (iii) Managed Application Services (which consists of NaviSite, Inc. (NaviSite) and the historical results of NaviPath, Inc. (NaviPath), ExchangePath LLC (ExchangePath) and 1stUp.com Corporation (1stUp) until the cessation of their operations in January 2002, January 2001 and December 2000, respectively, and Activate.Net Corporation (Activate), until its sale in September 2001). The Other segment represents certain corporate marketing and administrative expenses and the Company’s venture capital arm, which invests in companies involved in various aspects of the Internet.

On September 11, 2002, the Company sold all its equity and debt ownership interests in NaviSite. As a result, for all periods presented, NaviSite, which was previously included within the Managed Application Services segment, has been accounted for as a discontinued operation, as NaviSite’s product offering represents both a major line of business and a distinct class of customer. At the time of the sale, NaviSite comprised more than 90% of both the total assets and operating losses of the Managed Application Services segment. Accordingly, NaviSite’s net current assets and net non-current assets (liabilities) have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results have been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows, and related notes to the consolidated financial statements for all periods presented. The Company is currently evaluating its segment presentation and disclosures as a result of the recent dispositions of NaviSite, Engage, and Equilibrium.

In addition to its two current operating segments in fiscal year 2002, the Company continues to report a Portals (formerly Search and Portals) segment that consists of the operations of MyWay and iCAST, as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. In the second quarter of fiscal year 2001, management announced its decision to cease funding the operations of iCAST, and in the second quarter of fiscal 2002, management announced its decision to cease funding the operations of MyWay. Accordingly, the historical results of these companies will continue to be reported in the Portals segment, as will any residual results from operations that exist through the cessation of operations. Prior to the realignment of the business and the reporting segments, the Portals segment also included the results of AltaVista. For comparative purposes, the historical results of AltaVista for all periods presented have been reclassified to the Enterprise Software and Services segment. Also, the Company will continue to report a Managed Application Services segment which includes the historical results of NaviPath, ExchangePath and 1stUp until the cessation of their operations in January 2002, January 2001 and December 2000, respectively, and Activate, until its sale in September 2001.

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

Overview

CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”) is an operating and development company comprised of established and emerging companies, including both CMGI operating businesses and investments. The Company’s subsidiaries have been classified into two operating segments in fiscal year 2002: (i) eBusiness and Fulfillment, and (ii) Enterprise Software and Services. CMGI’s affiliated venture capital arm is comprised of several venture capital funds that focus on investing in companies involved in various aspects of the Internet and Internet technology. CMGI’s business strategy over the years has led to the development, acquisition and operation of a number of majority-owned subsidiaries focused on Internet technologies and supply chain management services, as well as the strategic investment in other Internet companies that have demonstrated synergies with CMGI’s core businesses. The Company’s strategy also envisions and promotes opportunities for synergistic business relationships among its subsidiaries, investments and affiliates.

eBusiness and Fulfillment

SalesLink provides supply chain management, product and literature fulfillment services and third-party eFulfillment solutions for its clients’ marketing, manufacturing and distribution programs. SL Supply Chain provides a comprehensive suite of traditional and e-commerce supply chain management services including procurement, inventory management, assembly, fulfillment and distribution services. uBid is an online marketplace consisting of business-to-business, business-to-consumer, and consumer-to-consumer auctions.

Enterprise Software and Services

Engage offers software products and services that enable marketers and advertisers to streamline and improve the management and delivery of marketing programs and materials. Yesmail provides comprehensive permission-based email marketing technologies and services. AltaVista is a global provider of search services and software. Tallan offers software development, enterprise infrastructure, creative design and strategic technology direction for Global 2000 and brand name online firms. ProvisionSoft is a provider of proactive infrastructure resource management software. Equilibrium provides and develops automated imaging solutions.

On September 9, 2002, the Company divested all of its equity and debt ownership interests in Engage.

On September 11, 2002, the Company sold all of its equity and debt interests in NaviSite.

On October 17, 2002, the Company sold all of its equity ownership interests in Equilibrium.

The Company also continues to report the segment results of both the Portals and Managed Application Services segments (see Basis of Presentation). The reported results of these segments include all historical results through the cessation of operations.

In addition, the Company maintains interests in several venture capital funds: CMG@Ventures I, CMG@Ventures II, CMG@Ventures III, CMG@Ventures Expansion and CMGI@Ventures IV. CMGI’s venture capital funds focus on investing in companies involved in various aspects of the Internet and Internet technology.

Results of Operations

Fiscal 2002 compared to Fiscal 2001

NET REVENUE:

	2002	% of 2002 Total Net Revenue	2001	% of 2001 Total Net Revenue	2002 vs. 2001	% Change
	(in thousands)
Enterprise Software and Services	$152,163	21%	$410,732	35%	$(258,569)	(63)%
eBusiness and Fulfillment	542,913	77%	691,414	59%	(148,501)	(22)%
Managed Application Services	6,158	1%	49,054	4%	(42,896)	(87)%
Portals	6,536	1%	19,053	2%	(12,517)	(66)%
Other	—	—	—	—	—	—

Total	$707,770	100%	$1,170,253	100%	$(462,483)	(40)%

The decrease in net revenue in fiscal year 2002 as compared to fiscal year 2001 was largely the result of decreased net revenue within the Enterprise Software and Services segment and the eBusiness and Fulfillment segment, and to a lesser extent the effects of the sale or cessation of operations of several companies in fiscal 2001 and 2002. The decrease in net revenue within the Enterprise Software and Services segment was primarily due to decreases at AltaVista, Engage and Tallan. The decrease in net revenue at AltaVista was due primarily to continued softness in the on-line advertising market and the impact of transitioning AltaVista’s business strategy from a portal-based business model to an Internet and enterprise search business model. The decrease in net revenue at Engage was primarily due to the softness in the on-line advertising market, which led to the decision by Engage to exit its media business during the first quarter of fiscal year 2002. Engage also experienced declines in software license and professional services revenues during fiscal year 2002 as compared to the prior year. The decrease in net revenue at Tallan was due primarily to continued softness in demand for customized technology solutions, which contributed to reductions in both average billing rates and billable hours as compared to the prior year. The decrease in net revenue within the eBusiness and Fulfillment segment was primarily due to decreased net revenue at uBid and the Company’s sale of a majority of its interest in Signatures in February 2001. Net revenue at uBid decreased primarily as a result of changes in its sales strategy, which included, among other things, the elimination of certain product categories, reductions in the volume of products made available for sale on uBid’s website and an increase in drop shipment sales as a percent of total sales in fiscal year 2002 as compared to the prior year. Drop shipment sales result in uBid recording its net fee on the transaction as revenue as opposed to direct shipment sales of uBid’s inventory, which result in uBid recording the gross merchandise sale as revenue. In addition, uBid experienced a shift in the mix of its bidding volume from its business to consumer auctions, under which uBid records gross revenue, to its consumer to consumer auctions, under which uBid records a only a percentage of the transaction as revenue. Net revenue at SalesLink decreased in fiscal year 2002 as compared to fiscal year 2001 due to volume decreases in supply chain management and literature distribution services; however, these net revenue declines were partially offset by the net revenue contribution provided by CMGI’s acquisition of SL Supply Chain during the fourth quarter of fiscal year 2002. The decrease in net revenue within the Managed Application Services segment was primarily due to the cessation of operations of NaviPath and 1stUp, and the sale of Activate. The decrease in net revenue within the Portals segment was primarily due to the cessation of operations of MyWay during fiscal year 2002.

COST OF REVENUE:

	2002	% of 2002 Segment Net Revenue	2001	% of 2001 Segment Net Revenue	2002 vs. 2001	% Change
	(in thousands)
Enterprise Software and Services	$81,370	54%	$249,219	61%	$(167,849)	(67)%
eBusiness and Fulfillment	507,966	94%	616,861	89%	(108,895)	(18)%
Managed Application Services	14,748	240%	141,392	288%	(126,644)	(90)%
Portals	3,944	60%	31,422	165%	(27,478)	(87)%
Other	—	—	—	—	—	—

Total	$608,028	86%	$1,038,894	89%	$(430,866)	(42)%

Cost of revenue consisted primarily of expenses related to the cost of products purchased for sale or distribution. Additionally, cost of revenue included expenses related to the content, connectivity and production associated with delivering the Company’s products and services. The Company’s cost of revenue as a percentage of net revenue decreased to approximately 86% in fiscal 2002 from approximately 89% in the prior fiscal year, primarily as a result of the cessation of operations of NaviPath, 1stUp, MyWay, iCAST, and ExchangePath during fiscal 2001 and 2002. Additionally, both Engage and AltaVista made certain changes in their business strategies that involved, among other things, changes to their product and service offerings and reductions in the underlying infrastructure costs associated with delivering those products and services. Cost of revenue as a percentage of net revenue within the Enterprise Software and Services segment decreased to approximately 54% in fiscal 2002 from approximately 61% in the prior fiscal year primarily due to lower cost of revenue at Engage, AltaVista, and ProvisionSoft. The decrease in cost of revenue at Engage was primarily the result of Engage’s decision to cease operations of its lower margin media business and to focus on its higher margin software business. The decrease in cost of revenue at AltaVista was primarily due to reductions in infrastructure and ad serving costs related to the delivery of AltaVista’s on-line advertising based products and services, including approximately $15.3 million in cost savings versus the prior year as a result of AltaVista’s agreement with Compaq Financial Services (now Hewlett-Packard Financial Services, HPFS) to purchase certain equipment that it had previously leased, as part of AltaVista’s shift in its business strategy from a portal-based business model to an Internet and enterprise search business model. Cost of revenue as a percentage of net revenue within the eBusiness and Fulfillment segment increased to approximately 94% in fiscal 2002 from approximately 89% in the prior fiscal year primarily as a result of higher cost of revenue at both uBid and SalesLink. The increase in cost of revenue as a percentage of net revenue at uBid was primarily the result of declines in product margin for certain categories of products sold by uBid on its website. As a result, uBid has made certain changes in its sales strategy, which involved, among other things, the elimination of certain product categories and reductions in the volume of certain products made available for sale on its website. Additionally, during fiscal year 2002, uBid transitioned its business to a new order management system and a new warehouse facility and encountered certain technical difficulties in connection with the systems conversion that resulted in higher costs to the company. Cost of revenue as a percentage of net revenue for SalesLink increased largely as a result of lower sales levels and reduced pricing of SalesLink’s services within its supply chain management and literature distribution businesses, respectively, increased depreciation expense related to a new Enterprise Resource Planning (ERP) system, and increased costs associated with the transition to its new distribution center in Memphis, Tennessee. Cost of revenue as a percentage of net revenue within the Managed Application Services segment decreased to approximately 240% in fiscal 2002 from approximately 288% in the prior fiscal year, primarily as a result of the cessation of operations at NaviPath and 1stUp, and the sale of Activate. Cost of revenue as a percentage of net revenue within the Portals segment decreased to approximately 60% in fiscal 2002 from approximately 165% in the prior fiscal year primarily as a result of the closing of operations at MyWay and iCAST.

RESEARCH AND DEVELOPMENT EXPENSES:

	2002	% of 2002 Segment Net Revenue	2001	% of 2001 Segment Net Revenue	2002 vs. 2001	% Change
	(in thousands)
Enterprise Software and Services	$51,537	34%	$123,672	30%	$(72,135)	(58)%
eBusiness and Fulfillment	—	—	703	—	(703)	(100)%
Managed Application Services	507	8%	10,425	21%	(9,918)	(95)%
Portals	1,694	26%	10,086	53%	(8,392)	(83)%
Other	—	—	—	—	—	—

Total	$53,738	8%	$144,886	12%	$(91,148)	(63)%

Research and development expenses consisted primarily of personnel and related costs to design, develop, enhance, test and deploy the Company’s products and services either prior to the development efforts reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. Research and development expenses decreased primarily due to the shift in business focus at AltaVista and Engage and the cessation of operations at ProvisionSoft’s subsidiary, AdForce, MyWay, ExchangePath, iCAST, NaviPath, and 1stUp. The decrease in research and development expenses within the Enterprise Software and Services segment in fiscal year 2002 as compared to the prior fiscal year was primarily the result of restructuring efforts at both AltaVista and Engage in connection with changes in their respective business strategies, and the cessation of operations at AdForce. The decrease in research and development expense at AltaVista was primarily the result of reductions in headcount, facilities and equipment costs as part of a significant decrease in development efforts on the AltaVista portal site in connection with the change in AltaVista’s business strategy from a portal-based business model to an Internet and enterprise search business model. The decrease in research and development expense at Engage was the result of reductions in their research and development staff during the second half of fiscal 2001 and the first quarter of fiscal 2002. The research and development staff reductions were brought about by changes in Engage’s business strategy due to the significant decline in the media business, which led to the decision by Engage to exit its media business during the first quarter of fiscal year 2002. The decrease in research and development expense within the eBusiness and Fulfillment segment was the result of the sale of a majority interest in Signatures during fiscal year 2001. The decrease in research and development expense within the Managed Application Services segment was primarily the result of the cessation of operations at ExchangePath, NaviPath, and 1stUp, and the sale of Activate. The decrease in research and development expense within the Portals segment was primarily due to the cessation of operations of MyWay and iCAST.

IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES:

	2002	% of 2002 Segment Net Revenue	2001	% of 2001 Segment Net Revenue	2002 vs. 2001	% Change
	(in thousands)
Enterprise Software and Services	—	—	$700	—	$(700)	(100)%
Other	—	—	762	—	(762)	(100)%

Total	—	—	$1,462	—	$(1,462)	(100)%

During fiscal year 2002 the Company did not incur any in-process research and development expenses. In-process research and development expenses totaled approximately $1.5 million in fiscal year 2001. The in-process research and development expenses incurred during fiscal year 2001 related to charges taken in connection with Engage’s acquisition of MediaBridge Technologies, Inc. in September 2000 and CMGI@Ventures IV, LLC’s investment in Avamar Technologies, Inc.

SELLING EXPENSES:

	2002	% of 2002 Segment Net Revenue	2001	% of 2001 Segment Net Revenue	2002 vs. 2001	% Change
	(in thousands)
Enterprise Software and Services	$79,296	52%	$255,596	62%	$(176,300)	(69)%
eBusiness and Fulfillment	52,480	10%	57,620	8%	(5,140)	(9)%
Managed Application Services	1,128	18%	23,159	47%	(22,031)	(95)%
Portals	(1,705)	26%	12,187	64%	(13,892)	(114)%
Other	22,075	—	12,855	—	9,220	72%

Total	$153,274	22%	$361,417	31%	$(208,143)	(58)%

Selling expenses consisted primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, credit card processing fees, tradeshow expenses and travel costs. Certain fulfillment costs, including warehousing costs related to activities such as receiving goods and the picking and packing of goods for shipment within the Company’s eBusiness and Fulfillment segment, are classified as selling expenses. Selling expenses decreased during fiscal year 2002 as compared to the prior fiscal year by approximately 58%. The decrease was primarily due to headcount reductions, lower sales commissions as a result of lower net revenue, significant reductions in marketing campaigns, the closing of Engage’s media business, the cessation of the operations of AdForce, ExchangePath, and 1stUp, the effect of the sale of a majority interest in Signatures and the sale of Activate. The decrease within the Enterprise Software and Services segment was primarily the result of reductions in selling expenses at AltaVista and Engage. The decrease in selling expense at AltaVista was due to reduced employee related expenses, third party commission costs and significant reductions in the scope of certain sales and marketing campaigns as part of the transition of AltaVista’s business strategy from a portal-based business model to an Internet and enterprise search business model. The decrease in selling expenses at Engage included significant reductions in headcount and associated sales commissions, as well as the consolidation of office facilities as a result of the closing of its media business and reductions in travel, consulting, advertising and trade show expenses for its remaining operations. The decrease in selling expenses within the eBusiness and Fulfillment segment was primarily the result of the sale of the Company’s majority interest in Signatures and reduced credit card processing fees at uBid as a result of the decline in uBid’s net revenue during fiscal 2002. The decrease in selling expense within the Managed Application Services segment was primarily the result of reductions in headcount, sales commissions and marketing programs due to the sale of Activate and the closing of operations at NaviPath, ExchangePath and 1stUp. The decrease in selling expense within the Portals segment was primarily the result of the closing of the operations of iCAST and MyWay, including a $2.4 million benefit from the finalization of estimates associated with the closure activities of iCAST and MyWay. The increase in selling expense within the Other segment during fiscal year 2002 was primarily the result of a one-time charge in the fourth quarter of approximately $20.0 million that the Company recorded as a result of changes in its sponsorship arrangement with the New England Patriots. Under the terms of the original sponsorship agreement the Company was to pay $7.6 million per year for the first ten years, with consumer price index adjustments for years eleven through fifteen, in exchange for a comprehensive collection of sponsorship and promotional rights associated with the stadium. Under the terms of an amendment to the original agreement, the Company relinquished the stadium naming rights and maintained more limited marketing rights in exchange for a series of payments of  $1.6 million per year beginning in January of 2003 and ending in July of 2015. The amendment to the original agreement reduced the Company’s future obligation by approximately $86.0 million. During fiscal 2002, significant reductions were made in corporate marketing, staff and related costs.

GENERAL AND ADMINISTRATIVE EXPENSES:

	2002	% of 2002 Segment Net Revenue	2001	% of 2001 Segment Net Revenue	2002 vs. 2001	% Change
	(in thousands)
Enterprise Software and Services	$52,286	34%	$97,519	24%	$(45,233)	(46)%
eBusiness and Fulfillment	40,741	8%	38,779	6%	1,962	5%
Managed Application Services	4,075	66%	24,416	50%	(20,341)	(83)%
Portals	(1,935)	30%	10,231	54%	(12,166)	(119)%
Other	33,188	—	77,854	—	(44,666)	(57)%

Total	$128,355	18%	$248,799	21%	$(120,444)	(48)%

General and administrative expenses consist primarily of compensation and other employee related costs, facilities costs, bad debt expense and fees for professional services. General and administrative expenses decreased in fiscal year 2002 as compared to the prior fiscal year, primarily due to headcount reductions, the consolidation of office space, reduced information systems costs, the cessation of the operations of AdForce, NaviPath, MyWay, iCAST, 1stUp, and ExchangePath, and the sale of Activate. The decrease in general and administrative expenses within the Enterprise Software and Services segment was primarily the result of significant reductions in payroll and other employee related expenses at Engage as a result of restructuring initiatives that ultimately involved the closing of Engage’s media business. Additionally, general and administrative expenses decreased at AltaVista during fiscal year 2002 as a result of reductions in headcount related expenses due to restructuring initiatives in fiscal 2001 and 2002 and a decrease in professional fees, partially offset by a charge recorded by AltaVista related to the renegotiation of the terms of a real estate lease. General and administrative expense for fiscal year 2002 also included a net $4.8 million charge, that was recorded in the fourth quarter of fiscal year 2002, to adjust the remaining net assets and liabilities of Adforce to their estimated net realizable value at the end of fiscal year 2002. The increase in general and administrative expenses within the eBusiness and Fulfillment segment were primarily the result of increased information systems costs at uBid in connection with their new ERP system, offset largely by the sale of the Company’s majority interest in Signatures. The decrease in general and administrative expenses in the Managed Application Services segment was primarily due to the cessation of operations at NaviPath, 1stUp and ExchangePath, and the sale of Activate. The decrease in the general and administrative expenses within the Portals segment was primarily the result of closing the operations of MyWay and iCAST, including a $6.3 million benefit from the finalization of estimates associated with the closing activities of MyWay and iCAST. The decrease in the general and administrative expenses within the Other segment, which includes certain corporate administrative functions such as legal, finance and business development which are not fully allocated to CMGI’s subsidiary companies, was primarily the result of a decrease in headcount-related expenses as part of an overall effort to reduce spending across all Corporate administrative functions.

AMORTIZATION OF INTANGIBLE ASSETS AND STOCK-BASED COMPENSATION:

	2002	% of 2002 Segment Net Revenue	2001	% of 2001 Segment Net Revenue	2002 vs. 2001	% Change
	(in thousands)
Enterprise Software and Services	$136,572	90%	$1,262,818	308%	$(1,126,246)	(89)%
eBusiness and Fulfillment	121,284	22%	149,688	22%	(28,404)	(19)%
Managed Application Services	—	—	24,714	50%	(24,714)	(100)%
Portals	—	—	119,471	627%	(119,471)	(100)%
Other	(1,844)	—	218	—	(2,062)	(946)%

Total	$256,012	36%	$1,556,909	133%	$(1,300,897)	(84)%

Amortization of intangible assets and stock-based compensation consisted primarily of goodwill amortization expense related to acquisitions made during fiscal year 2000. Included within amortization of intangible assets and stock-based compensation expenses was approximately $3.0 million and $68.3 million of stock-based compensation for the twelve months ended July 31, 2002 and 2001, respectively. The overall decrease in amortization of intangible assets was primarily the result of intangible asset impairment charges recorded during fiscal 2001. These impairment charges reduced the carrying amounts of goodwill and other intangible assets, to be amortized over their remaining useful lives. The decrease in amortization of intangible assets and stock-based compensation within the Enterprise Software and Services segment in fiscal year 2002 as compared to fiscal year 2001 was primarily the result of impairment charges recorded during fiscal year 2001 related to certain intangible assets of AltaVista, Engage, Tallan, ProvisionSoft’s subsidiary, AdForce, and Yesmail. The decrease in amortization of intangible assets and stock-based compensation within the eBusiness and Fulfillment segment in fiscal year 2002 as compared to fiscal year 2001 was primarily the result of a decrease in the amortization of stock-based compensation due to the sale of the Company’s majority interest in Signatures. The decrease in amortization of intangible assets and stock-based compensation within the Managed Application Services segment in fiscal year 2002 as compared to fiscal year 2001 was primarily the result of impairment charges recorded during fiscal year 2001 related to Activate, which was sold in September 2001, and the cessation of operations at 1stUp. The decrease in amortization of intangible assets and stock-based compensation within the Portals segment primarily resulted from impairment charges recorded during fiscal year 2001 related to certain intangible assets of MyWay, and to a lesser extent iCAST. The Company will adopt Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, in the first quarter of fiscal 2003. In accordance with the provisions of these statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives.

IMPAIRMENT OF LONG-LIVED ASSETS:

	2002	% of 2002 Segment Net Revenue	2001	% of 2001 Segment Net Revenue	2002 vs. 2001	% Change
	(in thousands)
Enterprise Software and Services	$70,813	47%	$3,189,020	776%	$(3,118,207)	(98)%
eBusiness and Fulfillment	—	—	7,138	1%	(7,138)	(100)%
Managed Application Services	—	—	58,754	120%	(58,754)	(100)%
Portals	154	2%	108,405	569%	(108,251)	(99)%
Other	2,147	—	—	—	2,147	N/A

Total	$73,114	10%	$3,363,317	287%	$(3,290,203)	(98)%

The Company records impairment charges as a result of management’s ongoing business review and impairment analysis performed under its existing policy regarding impairment. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. Management determines fair value of goodwill and certain other intangible assets based on a combination of the discounted cash flow methodology, which is based upon converting expected cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the Company. The market price multiples are selected and applied to the Company based on the relative performance, future prospects and risk profile of the Company in comparison to the guideline companies. Management predominantly utilizes third-party valuation reports in its determination of fair value. Management predominantly determines fair value of other long-lived assets, such as property and equipment, based on third-party valuation reports. As a result, during management’s quarterly reviews of the value and periods of amortization and depreciation of long-lived assets, it was determined that the carrying value of certain long-lived assets was not fully recoverable. During the fiscal years ended July 31, 2002 and 2001, respectively, the Company recorded impairment charges totaling approximately $73.1 million and $3.4 billion, respectively. The decrease in impairment charges in fiscal 2002 as compared to fiscal 2001 within the Enterprise Software and Services segment are primarily the result of impairment charges recorded during fiscal year 2001 related to certain goodwill and intangible assets of AltaVista, Engage, Tallán, Yesmail, and

ProvisionSoft’s subsidiary, AdForce. The fiscal 2002 impairment charges recorded in the Enterprise Software and Services segment primarily included the write-down of goodwill and other intangible assets at Engage and Tallan, and an impairment charge related to certain equipment and leasehold improvements of AltaVista. During the fourth quarter of fiscal 2002, Engage recorded an impairment charge totaling approximately $31.2 million to write-down its remaining goodwill and intangible assets and Tallan recorded a fourth quarter impairment charge totaling approximately $23.4 million to write-down a portion of its goodwill and other intangible assets, as a result of the continued decline in operating and financial metrics. Additionally, AltaVista recorded impairment charges in fiscal 2002 totaling approximately $10.7 million related to its agreement to purchase certain equipment that it had previously leased under operating and capital lease agreements with HPFS, and certain leasehold improvements that were deemed impaired as a result of AltaVista’s renegotiation of a facility lease arrangement. The decrease in impairment charges in fiscal 2002 as compared to fiscal 2001 within the Managed Application Services segment was primarily the result of impairment charges recorded during fiscal year 2001 related to Activate, which was sold in September 2001, and the cessation of operations at 1stUp and ExchangePath. The decrease in impairment charges in fiscal 2002 as compared to fiscal 2001 within the Portal segment results primarily from impairment charges recorded during fiscal year 2001 related to certain intangible assets of MyWay, and to a lesser extent iCAST. The impairment charge recorded within the Other segment in fiscal 2002 of approximately $2.1 million was primarily due to the write-off of certain software capitalized in the development of software for internal use, computer equipment and furniture and fixtures at the Company’s headquarters. In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for the Company’s fiscal 2003 financial statements. As of July 31, 2002, the Company has not yet determined what effect these tests will have on its operations and financial position. The Company operates in a volatile business environment, and as a result, could have material impairment charges in future periods.

RESTRUCTURING CHARGES:

	2002	% of 2002 Segment Net Revenue	2001	% of 2001 Segment Net Revenue	2002 vs. 2001	% Change
	(in thousands)
Enterprise Software and Services	$31,082	20%	$102,042	25%	$(70,960)	(70)%
eBusiness and Fulfillment	—	—	—	—	—	—
Managed Application Services	(16,668)	271%	67,438	138%	(84,106)	(125)%
Portals	6,131	94%	28,647	150%	(22,516)	(79)%
Other	5,664	—	11,081	—	(5,417)	(49)%

Total	$26,209	4%	$209,208	18%	$(182,999)	(88)%

The Company’s restructuring initiatives during fiscal 2002 and 2001, respectively, involved strategic decisions to exit certain businesses and to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries to increase operational efficiencies, improve margins and further reduce expenses. Severance charges include employee termination costs as a result of workforce reductions. Employees affected by the restructuring were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The asset impairment charges primarily relate to the write-off of property and equipment. The decrease in restructuring charges in fiscal 2002 as compared to the prior fiscal year is primarily the result of restructuring charges in fiscal 2001 at NaviPath, AltaVista, ProvisionSoft’s subsidiary, Adforce, and Engage. The net restructuring charges incurred during fiscal 2002 in the Enterprise Software and Services segment primarily related to charges of approximately $17.9 million at AltaVista and $11.2 million at Engage. The restructuring charge recorded by AltaVista primarily related to severance costs associated with a reduction in the workforce of approximately 120 employees, costs associated with the closing of its Irvine, California office location, the write-off of an information systems software package and the write-off of fixed assets as a result of AltaVista’s decision to shut-down its European data center, partially offset by an adjustment of a previously recorded restructuring charge of approximately $2.7 million for vacant space in a facility resulting from AltaVista’s decision to transition its business from a portal-based business model to an Internet and enterprise search business model. In the first quarter of fiscal 2002, AltaVista had recorded a restructuring charge for one year of rent related to space previously occupied by the portal division of its business. As a result of the renegotiation of its real estate lease, space that had been included in the original restructuring charge was forfeited, and Alta Vista recorded a restructuring charge for the net amount not previously recorded as a restructuring charge. Also, as part of the lease renegotiation, AltaVista transferred approximately 275,000 CMGI shares, that were held by AltaVista, to the landlord. The restructuring charge recorded by Engage was primarily due to the closing of its media operations and implementation of a restructuring plan designed to reduce its corporate overhead costs through reductions in the size of its finance and marketing staffs. The closing of the media business resulted in severance costs incurred in connection with the termination of approximately 232 employees and contract termination costs in connection with the costs to exit facility and equipment leases. The net restructuring benefit recorded during fiscal 2002 in the Managed Application Services segment primarily related to charges of approximately $4.1 million recorded by NaviPath, offset by a reversal of approximately $21.1 million of previously recorded restructuring charges at NaviPath. The restructuring charge recorded by NaviPath primarily related to severance costs and legal and other professional fees incurred in connection with the cessation of its operations. The restructuring benefit recorded by NaviPath related to the settlement by NaviPath of certain contractual purchase commitments, breakage fees and service contracts for amounts less than originally estimated. The net restructuring charge incurred in the Portals segment primarily related to charges of approximately $6.8 million at MyWay related to the write-off of property and equipment and the termination of customer and vendor contracts, partially offset by a reversal of approximately $1.4 million of previously recorded restructuring charges at MyWay. The restructuring benefit recorded by MyWay related to the favorable settlement of contractual obligations for amounts less than originally estimated. Additionally, iCast recorded a restructuring charge of approximately $0.8 million in fiscal 2002 related to exit cost associated with a facility lease, beyond what had been previously recorded as a restructuring charge. The net restructuring charges incurred in the Other segment of approximately $5.7 million primarily related to charges of approximately $6.2 million related to severance costs incurred in connection with the termination of approximately 70 employees at the Company’s corporate headquarters, the write-off of property and equipment and costs incurred to exit facility leases in Europe, partially offset by a restructuring benefit of approximately $0.5 million recorded by CMGI @Ventures related to the favorable negotiation of the termination of a real estate lease.

OTHER INCOME/EXPENSE:

There were no gains on issuance of stock by subsidiaries and affiliates during fiscal 2002. Gain on issuance of stock by subsidiaries and affiliates during fiscal 2001 primarily related to a pre-tax gain of approximately $125.9 million on the issuance of stock by Engage in its acquisitions of MediaBridge and Space Media Holdings Limited, partially offset by a pre-tax loss of approximately $5.0 million on the issuance of stock by Engage to employees as a result stock option exercises.

Other gains (losses), net decreased $340.6 million, or 83%, to $(68.5) million for the twelve months ended July 31, 2002 from $(409.1) million for the same period in fiscal 2001. Other gains (losses), net for the twelve months ended July 31, 2002 primarily consisted of a pre-tax loss of approximately $27.5 million on the sale of Primedia, Inc. stock, a pre-tax loss of approximately $21.4 million resulting from the Company’s sale of its subsidiary Activate and a pre-tax loss of approximately $44.7 million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates, offset by a pre-tax gain of approximately $53.9 million on the arrangement that hedged the Company’s investment in Yahoo! common stock which was settled during the twelve months ended July 31, 2002. Other gains (losses), net for the twelve months ended July 31, 2001 primarily consisted of a pre-tax gain of approximately $357.4 million on the sale of Lycos, Inc. common stock, a pre-tax gain of approximately $135.3 million on the sale of Kana Communications,

Inc. common stock, a pre-tax gain of approximately $89.4 million on the hedging arrangement with respect to the Company’s investment in Yahoo! common stock, a pre-tax gain of approximately $64.2 million on the sale of Terra Networks stock, a pre-tax gain of approximately $70.9 million on the sale of Critical Path, Inc. common stock and a pre-tax gain of approximately $19.8 million on the sale of a real estate holding by AltaVista, partially offset by a pre-tax loss of approximately $358.9 million on the sale of Pacific Century CyberWorks Limited (PCCW) stock, a pre-tax loss of approximately $95.9 million on the sale of AltaVista’s wholly-owned subsidiary, Raging Bull, a pre-tax loss of approximately $310.9 million related to impairment charges taken on certain available-for-sale securities held by the Company, and by a pre-tax loss of approximately $187.5 million on the write-down of the carrying value of the Company’s restricted PCCW stock.

Interest income decreased $34.5 million to $16.8 million for the twelve months ended July 31, 2002 from $51.3 million for the same period in fiscal 2001, reflecting decreased interest income associated with lower average cash and cash equivalent balances and lower interest rates in fiscal 2002.

Interest expense decreased $65.6 million to a net benefit of $19.3 million for the twelve months ended July 31, 2002 from a net expense of $46.3 million for the same period in fiscal 2001, primarily due to a favorable fair market value adjustment of approximately $20.7 million related to the decrease in value of the obligation to the former holders of the Series C Preferred Stock. In connection with the repurchase of the outstanding shares of its Series C Preferred Stock in November 2001, the Company incurred an obligation to deliver approximately 448.3 million shares of its PCCW stock holdings to the former holders of the Series C Preferred Stock no later than December 2, 2002. As a result of this transaction, the Company is accounting for the 448.3 million shares of PCCW stock as a trading security and the liability related to the obligation to deliver the PCCW stock as a current note payable, both of which are carried at market value. Changes in the fair value of the PCCW stock and the note payable are recorded in the Consolidated Statements of Operations as other gains (losses), net and as adjustments to interest expense, respectively. The fair market value adjustment of the note payable through July 31, 2002 resulted in a $20.7 million decrease to interest expense, which was offset by a loss of $20.7 million on the fair value adjustment of the trading security which was included in other gains (losses), net. Additionally, the interest expense decreased from the fiscal 2001 payment in full of the $376.9 million principal balance on the notes issued in connection with the acquisition of Tallan, the settlement of the underlying debt associated with the borrowing arrangement entered into in connection with a hedge of the Company’s investment in Yahoo! common stock and the retirement of the $220 million notes payable to Compaq Computer Corporation, now Hewlett-Packard Company (HP), in November of 2001.

Equity in losses of affiliates resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating losses and amortization of the Company’s net excess investment over its equity in each affiliate’s net assets is included in equity in losses of affiliates. Equity in losses of affiliates decreased $30.3 million to $15.4 million for the twelve months ended July 31, 2002, from $45.7 million for the same period in fiscal 2001, primarily reflecting a decreased number of investments accounted for under the equity method compared to the same period last year. The Company expects its affiliate companies to continue to invest in the development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Minority interest decreased to $44.3 million for the twelve months ended July 31, 2002 from $493.8 million for the same period of fiscal 2001, primarily as a result of reduced losses at AltaVista and Engage. Minority interest for the twelve months ended July 31, 2002 primarily reflects the minority interest in the net losses of Engage and AltaVista.

INCOME TAX BENEFIT:

Income tax benefit attributable to continuing operations recorded for the twelve months ended July 31, 2002 was approximately $7.4 million. Income tax benefit for the twelve months ended July 31, 2002 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax loss primarily as a result of non-deductible goodwill amortization and impairment charges, valuation allowances recognized on deferred tax assets, and utilization of net operating loss from fiscal year 2001 due to a change in the tax law. During the twelve months ended July 31, 2002, the Company recorded net tax benefit of approximately $7.4 million, primarily attributable to the tax expense related to the recognition of a valuation allowance to continuing operations due to the reduction in expected future taxable income related to unrealized gains in “Accumulated other comprehensive income (loss)”, net of tax benefit related to a change in the tax law, allowing for a portion of the fiscal year 2002 and 2001 net operating losses to be carried back up to five years against its U.S. federal taxable income reported in earlier years. The Company received $31.8 million in refunds during the fiscal year 2002.

DISCONTINUED OPERATIONS

On June 12, 2002 (the measurement date), CMGI’s board of directors authorized the divestiture of the Company’s equity and debt ownership interests in its subsidiary NaviSite. In September 2002, the Company completed the sale of NaviSite to ClearBlue. In consideration thereof, the Company received, among other things, 131,579 shares of common stock of ClearBlue. At the time of the sale, NaviSite comprised more than 90% of both the total assets and operating losses of the Managed Application Services segment. As a result of the transaction, the Company expects to record a net gain of between $4.0 million and $7.0 million in the first quarter of fiscal year 2003. The estimated gain on the sale of NaviSite includes the results of operations from the measurement date through the date of disposal. The results of operations of NaviSite from the measurement date through July 31, 2002 have been deferred and reflected as deferred loss on disposal of subsidiary on the Consolidated Balance Sheet at July 31, 2002. Additionally, the historical operations of NaviSite have been reflected as loss from discontinued operations in the accompanying consolidated financial statements, and NaviSite’s net current assets and net long term assets (liabilities) have been reported as net current assets and net non-current assets (liabilities) of discontinued operations at July 31, 2002 and 2001, respectively. Certain prior period amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to reflect the operations of NaviSite as discontinued operations.

EXTRAORDINARY ITEM

During the second quarter of fiscal 2002, the Company recorded an extraordinary gain of approximately $131.3 million, net of approximately $1.8 million in state taxes, related to the extinguishment of the Company’s $220.0 million in face amounts of notes payable to HP. As part of an agreement between the Company and HP, HP agreed to deem the Company’s $220.0 million in face amounts of notes payable, plus accrued interest thereon, paid in full in exchange for $75.0 million in cash, approximately 4.5 million shares of CMGI common stock and CMGI’s 49% ownership interest in its affiliate, B2E Solutions LLC, of which HP had previously owned the remaining 51%. The gain was calculated as the difference between the carrying value of the notes payable plus accrued interest thereon, less the carrying value of the consideration exchanged.

Fiscal 2001 Compared to Fiscal 2000

NET REVENUE:

	2001	% of 2001 Total Net Revenue	2000	% of 2000 Total Net Revenue	2001 vs. 2000	% Change
	(in thousands)
Enterprise Software and Services	$410,732	35%	$466,105	55%	$(55,373)	(12)%
eBusiness and Fulfillment	691,414	59%	345,177	40%	346,237	100%
Managed Application Services	49,054	4%	28,675	3%	20,379	71%
Portals	19,053	2%	17,945	2%	1,108	6%
Other	—	—	—	—	—	—

Total	$1,170,253	100%	$857,902	100%	$312,351	36%

The increase in net revenue in fiscal year 2001 compared to fiscal year 2000 was largely a result of the full year impact of the acquisitions of uBid and Tallan in April 2000, and net revenue growth at NaviPath during fiscal year 2001. The increase in net revenue in fiscal year 2001 was partially offset by reduced net revenues at Engage and AltaVista, and the sale or closing of operations of several companies during fiscal year 2001. The decrease in net revenue within the Enterprise Software and Services segment was primarily the result of decreased net revenue at Engage and AltaVista, which was partially offset by increased net revenue as a result of the full year impact of the acquisition of Tallan in April 2000. The decrease in net revenue at Engage was attributable to a decline in the on-line advertising market, which was partially offset by Engage’s acquisition of MediaBridge during fiscal year 2001. Subsequent to July 31, 2001, Engage announced it had ceased its media business, which comprised approximately 16% and 28% of the Enterprise Software and Services segment net revenue for fiscal years 2001 and 2000, respectively, and would be focusing on interactive software and services. The decrease in net revenue at AltaVista was due to reduced net revenue from certain strategic deals renegotiated during fiscal year 2001, the softness in the on-line advertising market and certain changes in AltaVista’s business strategy from a portal-based business model to an Internet and enterprise search business model. The increase in net revenue within the eBusiness and Fulfillment segment was primarily the result of the full year impact of the fiscal year 2000 acquisition of uBid, partially offset by the sale of a majority interest in Signatures in February 2001 and decreased net revenue at SalesLink as a result of the decline in volume within SalesLink’s e-commerce and fulfillment and literature distribution lines of business. The decrease in net revenue at SalesLink was partially offset by the growth of net revenue within its supply chain management line of business. During the fourth quarter of fiscal year 2001, the Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, and accordingly adjusted net revenue at uBid by $27.6 million and $7.6 million in fiscal year 2001 and 2000, respectively. These adjustments reduce both net revenue and cost of revenue and have no impact on operating loss. The increase in net revenue within the Managed Application Services segment was primarily the result of increased net revenue from NaviPath and the full year impact of the acquisition of Activate, Inc. in November 1999. The increase in net revenue for NaviPath during fiscal year 2001 primarily related to the growth in the number of users and hours due to the expansion of its network coverage across the United States and Canada. Subsequent to July 31, 2001, the Company ceased funding the operations of NaviPath, which comprised approximately 66% and 57% of the net revenue in the Managed Application Services segment in fiscal year 2001 and 2000, respectively. The increase in net revenue within the Portals segment was primarily attributable to an increase in net revenue at MyWay during fiscal year 2001, as a result of growth in its customer base.

COST OF REVENUE:

	2001	% of 2001 Segment Net Revenue	2000	% of 2000 Segment Net Revenue	2001 vs. 2000	% Change
	(in thousands)
Enterprise Software and Services	$249,219	61%	$259,515	56%	$(10,296)	(4)%
eBusiness and Fulfillment	616,861	89%	293,942	85%	322,919	110%
Managed Application Services	141,392	288%	91,360	319%	50,032	55%
Portals	31,422	165%	39,844	222%	(8,422)	(21)%
Other	—	—	—	—	—	—

Total	$1,038,894	89%	$684,661	80%	$354,233	52%

Cost of revenue consisted primarily of expenses related to the cost of products purchased for sale or distribution. Additionally, cost of revenue included expenses related to the content, connectivity and production associated with delivering the Company’s products and services. The increase in cost of revenue in fiscal year 2001 compared to fiscal year 2000 was largely attributable to the full year impact of the acquisitions of uBid and Tallan in April 2000, and the costs associated with the expansion of network infrastructure at NaviPath. The increases in cost of revenue in fiscal year 2001 was partially offset by decreases in cost of revenue as a result of the implementation of the Company’s restructuring initiatives, which included the sale or closing of operations of several companies during fiscal year 2001, and actions taken at several of the remaining subsidiaries to increase operational efficiencies, improve margins and further reduce expenses. The Company’s cost of revenue as a percentage of net revenue increased to approximately 89% in fiscal 2001 from approximately 80% in the prior fiscal year, primarily as a result of the full year impact of companies acquired in fiscal year 2000, the decline in net revenue from on-line advertising and the increasing costs associated with the expansion of network infrastructure. The decrease in cost of revenue within the Enterprise Software and Services segment was primarily due to reduced cost of revenues for Engage and AltaVista, offset partially by increased cost of revenue from the full year impact of the acquisition of Tallan. The decease in Engage’s cost of revenue from the prior year was largely due to a reduction in headcount and reduced royalty expenses paid to Web publishers at Engage as a result of the restructuring initiatives implemented during fiscal year 2001, partially offset by the impact of the fiscal year 2001 acquisition of MediaBridge. The decrease in cost of revenue for AltaVista was primarily due to certain changes that AltaVista made to its business strategy in an effort to move from a portal-based business model to an Internet and enterprise search business model. Cost of revenue as a percentage of revenue for the Enterprise Software and Services segment increased to approximately 61% in fiscal year 2001 from approximately 56% in fiscal year 2000. The year over year increase is primarily a result of a decline in net revenue from on-line advertising in excess of savings generated from the Company’s cost saving initiatives. The increase in cost of revenue within the eBusiness and Fulfillment segment was primarily due to the full year impact of the fiscal year 2000 acquisition of uBid, partially offset by the sale of a majority interest in Signatures during fiscal year 2001. Cost of revenue as a percentage of revenue for the eBusiness and Fulfillment segment increased to approximately 89% for fiscal year 2001 from approximately 85% for fiscal year 2000 primarily due to the full year impact of the acquisition of uBid and a change in the mix of business at SalesLink from literature distribution services and e-commerce fulfillment to supply chain management. The increase in cost of revenue within the Managed Application Services segment was primarily due to increased costs to support the growth of the customer base and network usage at NaviPath during fiscal year 2001 and the full year impact of the fiscal year 2000 acquisition of Activate. Cost of revenues as a percentage of revenues within the Managed Application Services segment decreased to approximately 288% in fiscal year 2001 from 319% in fiscal year 2000 primarily due to improved gross margins at NaviPath as a result of net revenue increases in excess of the incremental costs associated with generating net revenues. The decrease in cost of revenue within the Portals segment was primarily due to the closing of operations at iCAST in January 2001 and changes to MyWay’s business strategy. The cost of revenues as a percentage of revenues decreased within the Portals segment to approximately 165% for fiscal year 2001 from approximately 222% for fiscal year 2000, primarily due to the closing of operations at iCAST and changes to MyWay’s business strategy that involved a transition to a common technology platform, which reduced MyWay’s cost of revenue.

RESEARCH AND DEVELOPMENT EXPENSES:

	2001	% of 2001 Segment Net Revenue	2000	% of 2000 Segment Net Revenue	2001 vs. 2000	% Change
	(in thousands)
Enterprise Software and Services	$123,672	30%	$104,295	22%	$19,377	19%
eBusiness and Fulfillment	703	—	2,571	1%	(1,868)	(73)%
Managed Application Services	10,425	21%	9,742	34%	683	7%
Portals	10,086	53%	32,125	179%	(22,039)	(69)%
Other	—	—	—	—	—	—

Total	$144,886	12%	$148,733	17%	$(3,847)	(3)%

Research and development expenses consisted primarily of personnel and related costs to design, develop, enhance, test and deploy the Company’s products and services either prior to the development effort reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. The increase in research and development expenses in fiscal year 2001 compared to fiscal year 2000 within the Enterprise Software and Services segment was primarily the result of the full year impact of the acquisitions of AdKnowledge, Inc. (AdKnowledge), Flycast Communications Corporation (Flycast) and Yesmail during fiscal year 2000 and increased development efforts at Engage related to the further development of its software business. The increase in the Managed Application Services segment was primarily the result of the full year impact of the acquisition of Activate during fiscal year 2000, partially offset by a decrease in development efforts at NaviPath. The decrease in research and development expenses within the Portals segment was primarily the result of the closing of operations at iCAST in January 2001, and the closing of certain operations at MyWay in connection with their transition to a common technology platform.

IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES:

	2001	% of 2001 Segment Net Revenue	2000	% of 2000 Segment Net Revenue	2001 vs. 2000	% Change
	(in thousands)
Enterprise Software and Services	$700	—	$62,037	13%	$(61,337)	(99)%
eBusiness and Fulfillment	—	—	—	—	—	—
Managed Application Services	—	—	2,400	8%	(2,400)	(100)%
Portals	—	—	—	—	—	—
Other	762	—	1,246	—	(484)	(39)%

Total	$1,462	—	$65,683	8%	$(64,221)	(98)%

The fiscal year 2001 in-process research and development expenses relate to the one-time charges taken in connection with Engage’s acquisition of MediaBridge in September 2000 and the Company’s investment in Avamar Technologies, Inc. The fiscal year 2000 in-process research and development expenses relate to one-time charges taken in connection with the acquisitions of AdForce, AdKnowledge, ExchangePath, Equilibrium, Flycast and Yesmail and the Company’s investment in AnswerLogic, Inc.

SELLING EXPENSES:

	2001	% of 2001 Segment Net Revenue	2000	% of 2000 Segment Net Revenue	2001 vs. 2000	% Change
	(in thousands)
Enterprise Software and Services	$255,596	62%	$340,286	73%	$(84,690)	(25)%
eBusiness and Fulfillment	57,620	8%	27,231	8%	30,389	112%
Managed Application Services	23,159	47%	21,436	75%	1,723	8%
Portals	12,187	64%	37,199	207%	(25,012)	(67)%
Other	12,855	—	6,580	—	6,275	95%

Total	$361,417	31%	$432,732	50%	$(71,315)	(16)%

Selling expenses consisted primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, tradeshow expenses and travel costs. Certain costs related to fulfillment, including distribution and customer service center expenses for activities such as receiving goods and picking of goods for shipment within the Company’s eBusiness and Fulfillment segment are classified as selling expenses. Selling expenses decreased during fiscal year 2001 primarily due to a concerted effort by management to reduce sales and marketing expenses throughout the Company as part of its restructuring initiatives. The decrease in selling expenses within the Enterprise Software and Services segment was primarily the result of a decrease in headcount and certain sales and marketing campaigns at AltaVista and Engage in connection with restructuring initiatives. The increase in selling expenses within the eBusiness and Fulfillment segment was primarily the result of the full year impact of the fiscal year 2000 acquisition of uBid, partially offset by the sale of the Company’s majority interest in Signatures. The increase in selling expenses in the Managed Application Services segment was primarily the result of the full year impact of the fiscal year 2000 acquisition of Activate, partially offset by a decrease in selling expenses at NaviPath as a result of a reduction in headcount during fiscal year 2001. The decrease in selling expenses in the Portals segment was primarily the result of the closing of operations of iCAST and the closing of certain operations at MyWay in connection with their transition to a common technology platform. The increase in selling expenses within the Other segment was primarily the result of costs incurred to develop and produce certain corporate marketing and advertising programs during fiscal year 2001.

GENERAL AND ADMINISTRATIVE EXPENSES:

	2001	% of 2001 Segment Net Revenue	2000	% of 2000 Segment Net Revenue	2001 vs. 2000	% Change
	(in thousands)
Enterprise Software and Services	$97,519	24%	$86,019	18%	$11,500	13%
eBusiness and Fulfillment	38,779	6%	29,274	8%	9,505	32%
Managed Application Services	24,416	50%	23,627	82%	789	3%
Portals	10,231	54%	20,246	113%	(10,015)	(49)%
Other	77,854	—	47,110	—	30,744	65%

Total	$248,799	21%	$206,276	24%	$42,523	21%

General and administrative expenses consisted primarily of compensation, facilities costs, bad debt and fees for professional services. The increase in general and administrative expenses in fiscal year 2001 compared to fiscal year 2000 was primarily the result of the full year impact of the fiscal year 2000 acquisitions, increased bad debt expense related to the downturn in the Internet industry and the building of infrastructure at the corporate level and at several of the Company’s subsidiaries, partially offset by the sale and closing of certain companies and restructuring initiatives taken at several of the remaining subsidiaries. The increase in general and administrative expenses within the Enterprise Software and Services segment was primarily the result of the full year impact of the fiscal year 2000 acquisitions of AdKnowledge, Flycast, Tallan and Yesmail, the fiscal 2001 acquisition of MediaBridge and increased bad debt expense recorded by Engage, primarily related to its media business, during fiscal year 2001. The increase in general and administrative expenses within the eBusiness and Fulfillment segment was primarily the result of the full year impact of the acquisition of uBid, partially offset by the sale of a majority interest in Signatures in fiscal year 2001. The increase in general and administrative expenses within in the Managed Application Services segment was primarily the result of the full year impact of the fiscal year 2000 acquisition of Activate, partially offset by the closing of operations at ExchangePath and 1stUp. The decrease in general and administrative expenses within the Portals segment was primarily the result of the closing of operations of iCAST and the closing of certain operations at MyWay in connection with their transition to a common technology platform. The increase in general and administrative expenses within the Other segment, which includes certain administrative functions such as legal, finance and business development which are not fully allocated to CMGI’s subsidiary companies, was primarily the result of the growth of CMGI’s corporate infrastructure, including higher personnel costs due to increased headcount, increased information technology costs associated with an upgrade of the Company’s information systems and increased professional fees and facilities costs.

AMORTIZATION OF INTANGIBLE ASSETS AND STOCK-BASED COMPENSATION:

	2001	% of 2001 Segment Net Revenue	2000	% of 2000 Segment Net Revenue	2001 vs. 2000	% Change
	(in thousands)
Enterprise Software and Services	$1,262,818	308%	$1,218,396	261%	$44,422	4%
eBusiness and Fulfillment	149,688	22%	40,914	12%	108,774	266%
Managed Application Services	24,714	50%	36,638	128%	(11,924)	(33)%
Portals	119,471	627%	105,480	588%	13,991	13%
Other	218	—	216	—	2	1%

Total	$1,556,909	133%	$1,401,644	163%	$155,265	11%

Amortization of intangible assets and stock-based compensation consisted primarily of goodwill amortization expense related to acquisitions made during fiscal year 2000, and, to a lesser degree, acquisitions made in fiscal 2001. The intangible assets recorded as a result of these acquisitions are primarily being amortized over periods ranging from two to five years. Included within amortization of intangible assets and stock-based compensation expenses was approximately $68.3 million and $84.1 million of stock-based compensation for fiscal years 2001 and 2000, respectively. The increase in amortization expense in the Enterprise Software and Services segment is primarily the result of a full year of amortization in fiscal year 2001 related to the fiscal year 2000 acquisitions of AdKnowledge, Flycast, Tallan and Yesmail and the fiscal year 2001 acquisition of MediaBridge. This increase was partially offset by the effect of impairment charges recorded during fiscal year 2001 related to certain intangible assets of AltaVista, Engage, Tallan and Yesmail, including $587.6 million recorded in the fourth quarter.

The increase in amortization expense in the eBusiness and Fulfillment segment primarily reflects a full year of amortization in fiscal year 2001 related to the acquisition of uBid. The decrease in amortization expense in the Managed Application Services segment was primarily the result of the closing of operations at 1stUp and ExchangePath during fiscal year 2001, partially offset by a full year of amortization in fiscal year 2001 related to the Activate acquisition in fiscal year 2000. The increase in amortization expense in the Portals segment primarily reflects a full year of amortization in fiscal year 2001 related to the fiscal year 2000 acquisition of Zip2 Corporation (which was subsequently acquired by MyWay). The increase in amortization expense was partially offset by the effect of impairment charges recorded during fiscal year 2001 related to certain intangible assets of MyWay, including $96.0 million recorded in the fourth quarter.

IMPAIRMENT OF LONG-LIVED ASSETS:

	2001	% of 2001 Segment Net Revenue	2000	% of 2000 Segment Net Revenue	2001 vs. 2000	% Change
	(in thousands)
Enterprise Software and Services	$3,189,020	776%	$17,377	4%	$3,171,643	18,252%
eBusiness and Fulfillment	7,138	1%	5,014	1%	2,124	42%
Managed Application Services	58,754	120%	—	—	58,754	N/A
Portals	108,405	569%	11,814	66%	96,591	818%
Other	—	—	—	—	—	—

Total	$3,363,317	287%	$34,205	4%	$3,329,112	9,733%

The Company records impairment charges as a result of management’s ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. Management determines fair value of goodwill and certain other intangible assets based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company. The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes third-party valuation reports in its determination of fair value. As a result, during management’s ongoing review of the value and periods of amortization and depreciation of long-lived assets, it was determined that the carrying value of certain long-lived assets was not fully recoverable. The impairment charges recorded in the Enterprise Software and Services segment during fiscal year 2001 included the write-down of goodwill and other intangible assets at AltaVista of approximately $986.2 million, of which approximately $123.5 million was recorded in the fourth quarter, the write-down of goodwill and intangible assets at Engage related to its media and software businesses of approximately $925.3 million, of which approximately $384.4 million was recorded in the fourth quarter, the write-down of goodwill and other intangible assets of approximately $335.9 million as a result of the closing of operations at ProvisionSoft’s subsidiary, AdForce, the write-down of goodwill and other intangible assets at Tallan of approximately $586.3 million, of which $75.5 million was recorded in the fourth quarter, and the write-down of goodwill and other intangible assets at Yesmail of approximately $355.4 million, of which approximately $4.2 million was recorded in the fourth quarter. The impairment charges recorded in the Managed Application Services segment during fiscal year 2001 primarily included the write-down of goodwill and other intangible assets at Activate of approximately $30.4 million and the write-down of goodwill and other intangible assets of approximately $22.7 million as a result of the closing of operations at 1stUp. The impairment charges recorded in the Portals segment primarily included the write-down of goodwill and other intangible assets at MyWay of approximately $104.8 million, of which approximately $96.0 million was recorded in the fourth quarter. The other intangible assets that were determined to be impaired within each segment primarily related to a significant reduction in the acquired customer base and turnover of workforce, which was in place at the time of the acquisitions. The impairment factors evaluated by management may change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.

RESTRUCTURING CHARGES:

	2001	% of 2001 Segment Net Revenue	2000	% of 2000 Segment Net Revenue	2001 vs. 2000	% Change
	(in thousands)
Enterprise Software and Services	$102,042	25%	$14,770	3%	$87,272	591%
eBusiness and Fulfillment	—	—	—	—	—	—
Managed Application Services	67,438	138%	—	—	67,438	N/A
Portals	28,647	150%	—	—	28,647	N/A
Other	11,081	—	—	—	11,081	N/A

Total	$209,208	18%	$14,770	2%	$194,438	1,316%

The Company’s restructuring initiatives during fiscal 2001 and 2000, respectively, involved strategic decisions to exit certain businesses and to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries to increase operational efficiencies, improve margins and further reduce expenses. Severance charges include employee termination costs as a result of a reduction in workforce of approximately 1,700 positions. Employees affected by the restructuring were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The asset impairment charges primarily relate to the write-off of property and equipment. The restructuring charges incurred in the Enterprise Software and Services segment during fiscal year 2001 primarily related to restructuring initiatives at AltaVista, Engage and ProvisionSoft’s subsidiary,

AdForce. The AltaVista restructuring included workforce reductions of approximately 410 positions, the termination of a contract with a significant customer and the termination of other contracts by AltaVista in connection with the change in its business strategy. The Engage restructuring included workforce reductions of approximately 550 positions, the closing of several office locations, future lease commitments of Engage for associated servers, desktop computers and other telecommunications equipment and the write-off of fixed assets. The AdForce restructuring related to severance costs, the termination of several contracts and other exit costs related to the cessation of operations at AdForce. The restructuring charges incurred in the Managed Application Services segment during fiscal year 2001 primarily related to severance costs, the termination of several contracts, the write-off of fixed assets and other exit costs at NaviPath, 1stUp and ExchangePath in connection with the closing of their respective operations. The restructuring charges incurred in the Portals segment during fiscal year 2001 primarily consisted of costs associated with the closing of certain operations at MyWay in connection with their transition to a common technology platform, and the closing of operations at iCAST. The restructuring charges in the Other segment primarily related to severance costs and future lease commitments of the Company’s European corporate operations and CMGI@Ventures.

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

Other gains (losses), net decreased $934.4 million, or 178%, to ($409.1) million for fiscal year 2001 from $525.3 million for fiscal year 2000. Other gains (losses), net for fiscal year 2001 primarily consisted of a pre-tax loss of approximately $358.9 million on the sale of Pacific Century CyberWorks Limited (PCCW) stock, a pre-tax loss of approximately $310.9 million related to the impairment charges taken on certain available-for-sale securities held by the Company, a pre-tax loss of approximately $187.5 million on the write-down of the carrying value of the Company’s restricted PCCW stock, a pre-tax loss of approximately $148.9 related to the write-down of the carrying value of certain CMGI @Ventures investments held by the Company, a pre-tax loss of approximately $95.9 million on the sale of AltaVista’s subsidiary, Raging Bull, Inc. (Raging Bull), and a pre-tax loss of approximately $18.5 million on the sale of the Company’s majority interest in Signatures, partially offset by a pre-tax gain of approximately $357.4 million on the sale of Lycos, Inc. (Lycos) stock, a pre-tax gain of approximately $135.3 million on the sale of Kana Communications, Inc. (Kana) stock, a pre-tax gain of approximately $89.4 million on the hedging arrangement with respect to the Company’s investment in Yahoo!, Inc. (Yahoo!) stock, a pre-tax gain of approximately $64.2 million on the sale of Terra Networks, S.A. (Terra Networks) stock, a pre-tax gain of approximately $70.9 million on the sale of Critical Path, Inc. (Critical Path) stock and a pre-tax gain of approximately $19.8 million on the sale of a real estate holding by AltaVista. Other gains (losses), net for fiscal year 2000 primarily consisted of a pre-tax gain of approximately $499.5 million on the sale of Yahoo! stock and a pre-tax gain of approximately $53.6 million on the acquisition of Half.com, Inc. (Half.com) by eBay, Inc. (eBay), partially offset by a pre-tax loss of approximately $35.0 million on the write-down of the carrying value of an available-for-sale security.

Interest income increased $11.8 million to $51.3 million for fiscal year 2001 from $39.5 million for fiscal year 2000, reflecting increased interest income associated with higher cash and cash equivalent balances, partially offset by lower interest rates. Interest expense decreased $9.4 million to $46.3 million for fiscal year 2001 from $55.7 million for fiscal year 2000, primarily due to the payment in full of the principal on the notes issued in connection with the acquisition of Tallan in fiscal year 2001 and due to the settlement of a portion of the underlying debt associated with the borrowing arrangement entered into in connection with a hedge of the Company’s investment in Yahoo! stock.

Equity in losses of affiliates resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating losses and amortization of the Company’s net excess investment over its equity in each affiliate’s net assets is included in equity in losses of affiliates. Equity in losses of affiliates decreased $6.2 million to $45.7 million for fiscal year 2001, from $51.9 million for fiscal year 2000, primarily reflecting the effect of the sale of the Company’s investment in Half.com to eBay and the effect of the impairment charges taken during fiscal year 2000, partially offset by an increase due to the Company’s investment in B2E Solutions, LLC. The Company expects its affiliate companies to continue to invest in the development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Minority interest, net increased to $493.8 million for fiscal year 2001 from $149.8 million for fiscal year 2000, primarily reflecting minority interest in net losses of six subsidiaries during fiscal year 2001, including AltaVista, Engage, MyWay, ProvisionSoft, NaviPath and Tallan. The increase is primarily related to an increase in the net losses reported by Engage and AltaVista due to substantial amortization, impairment and restructuring charges recorded during fiscal year 2001.

INCOME TAX BENEFIT:

Income tax benefit recorded for fiscal year 2001 was approximately $184.4 million and the Company’s effective tax rates for fiscal 2001 and 2000 were 3% and 8%, respectively. The Company’s effective tax rate differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax loss primarily as a result of non-deductible goodwill amortization and impairment charges, state taxes and valuation allowances recognized on deferred tax assets. During the year ended July 31, 2001, the Company recorded a valuation allowance against its gross deferred tax assets not expected to be utilized as it is more likely than not that these assets will not be realized in future years. Prior to fiscal 2001, the Company had recorded valuation allowances against net deferred tax assets only with respect to majority owned subsidiaries not included in the Company’s federal consolidated tax return group. The increase in the valuation allowance resulted in additional tax expense of approximately $89.0 million for the year ended July 31, 2001.

Liquidity and Capital Resources

Working capital at July 31, 2002 decreased to approximately $203.9 million compared to $581.3 million at July 31, 2001. The net decrease in working capital is primarily attributable to a $431.3 million decrease in cash and cash equivalents, a $99.8 million decrease in available-for-sale securities and a $39.1 million decrease in accounts receivable. The Company’s principal sources of capital during the twelve months ended July 31, 2002 were from the sales of approximately 7.1 million shares of Primedia, Inc. common stock for proceeds of approximately $15.9 million, the net maturities of other available-for-sale securities investments for proceeds of approximately $4.9 million, and from federal income tax refunds of approximately $31.8 million. The Company’s principal uses of capital during the twelve months ended July 31, 2002 were $259.4 million for funding operations, $100.3 million for the retirement of the Series C Preferred Stock, $75.0 million for the retirement of notes payable to HP and $31.8 million for purchases of property and equipment.

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

On October 29, 2001, the Company and its majority-owned subsidiaries, AltaVista and NaviSite entered into agreements with HP, a significant stockholder of CMGI, and HP’s wholly owned subsidiary, HPFS. Under certain terms of these agreements NaviSite purchased and recorded equipment from HPFS effective August 1, 2001, previously leased by NaviSite under operating lease agreements expiring through 2003, in exchange for a note payable of approximately $35.0 million. The $35.0 million due to HPFS was executed in the form of a convertible note payable to HPFS in the total amount of $55.0 million on November 8, 2001, as described below. As of July 31, 2002, the $55.0 million note due to HPFS, net of amounts allocated to beneficial conversion features, has been classified a component of net non-current assets (liabilities) of discontinued operations in the accompanying condensed consolidated balance sheets. Additionally, under the terms of these agreements, AltaVista agreed to purchase certain equipment, which it had previously leased from HPFS under operating and capital lease agreements, in exchange for a cash payment of $20.0 million. In November 2001, AltaVista completed and recorded the purchase of this equipment.

On November 8, 2001, as part of the agreement with HPFS, NaviSite received $20.0 million in cash from HPFS in exchange for a six-year, convertible note payable. This note, which also relates to the $35.0 million equipment purchase described above, bears interest at 12% and requires payment of interest only for the first three years from the date of issuance. A portion of the interest payable to HPFS in the first two years may be paid in NaviSite common stock. Principal and interest payments are due on a straight-line basis commencing in year four until maturity on the sixth anniversary from the issuance date. The convertible note payable is secured by substantially all assets of NaviSite and cannot be prepaid. The principal balance may be converted into NaviSite common stock at the option of the holder at any time prior to maturity at a conversion rate of $0.26 per share. As of July 31, 2002, NaviSite’s cash balance has been classified as a component of net current assets of discontinued operations in the accompanying consolidated balance sheets, and NaviSite’s note due to HPFS, net of amounts allocated to beneficial conversion features, has been classified a component of net non-current assets (liabilities) of discontinued operations in the accompanying consolidated balance sheets as a result of the Company’s sale of all of its equity and debt ownership interests in NaviSite to ClearBlue on September 11, 2002.

Also, on November 8, 2001, as part of this agreement, HP agreed to deem the Company’s $220.0 million in face amounts of notes payable, plus the accrued interest thereon, paid in full in exchange for $75.0 million in cash, approximately 4.5 million shares of CMGI common stock and CMGI’s 49% ownership interest in its affiliate, B2E Solutions, LLC.

In November 2001, the Company consummated the repurchase of all the outstanding shares of its Series C Preferred Stock pursuant to privately negotiated stock exchange agreements with the holders of the Series C Preferred Stock. In connection therewith, the Company announced the retirement of the Series C Preferred Stock effective immediately. Under this agreement, the Company repurchased all of the outstanding shares of Series C Preferred Stock for aggregate consideration consisting of approximately $100.3 million in cash, approximately 34.7 million shares of the Company’s common stock, and an obligation to deliver, no later than December 2, 2002, approximately 448.3 million shares of PCCW stock. In addition, due to the delayed delivery obligation with respect to the PCCW shares, the Company agreed to make cash payments to the former holders of the Series C Preferred Stock, on the dates and in the aggregate amounts as follows: approximately $3.7 million on February 9, 2002, approximately $3.5 million on May 17, 2002, approximately $3.8 million on August 19, 2002, approximately $3.7 million on November 19, 2002 and approximately $0.5 million on December 2, 2002. The obligation to make payments ceases upon delivery of the PCCW shares and any payment due for the period during which the PCCW shares are delivered to the former holders of the Series C Preferred Stock will be reduced on a pro rata basis. The Company made the cash payments due on February 19, 2002 and May 17, 2002 as scheduled. Also, subsequent to year end the Company made the August 19, 2002 cash payment of approximately $3.8 million as scheduled.

In January 2002, the Company purchased approximately $15.0 million of commercial paper. These investments had original maturity dates greater than 90 days at acquisition and therefore were classified as marketable securities at the time of purchase. During the fourth quarter of fiscal 2002, the $15.0 million of commercial paper matured, and was included in the Company’s cash and cash equivalents balance at July 31, 2002.

In July 2002, the Company received a cash refund of approximately $17.8 million as a result of a change in tax law that allowed the Company to carry back a portion of its fiscal year 2001 net operating loss up to five years against taxable income reported in earlier years.

On July 11, 2002, following approval by the United States Bankruptcy Court and the administrator in The Netherlands, the Company, through its wholly owned subsidiary SL Supply Chain, acquired substantially all of the worldwide assets and operations of iLogistix, a provider of a comprehensive suite of traditional and e-commerce supply chain management services, for approximately $44.3 million.

Also, subsequent to year end, on September 9, 2002, the Company divested all of its equity and debt ownership interests in Engage. Under the terms of the Transaction Agreement, CMGI transferred to Engage approximately 148.4 million shares of common stock of Engage held by CMGI, representing approximately 76% of the issued and outstanding shares of Engage, and cancelled approximately $60 million of debt, including all convertible debt, owed to CMGI by Engage. In consideration of the equity transfer and debt cancellation, Engage, among other things, (i) paid to CMGI $2.5 million in cash, (ii) agreed to pay to CMGI up to an additional $6.0 million, comprised of a senior secured promissory note due in September 2006 and earnout payments commencing in fiscal year 2004, and (iii) issued to CMGI a warrant for the purchase of up to 9.9% of the issued and outstanding shares of Engage Common Stock, at an exercise price of $.048 per share.

On October 17, 2002, the Company sold all of its equity ownership interests in Equilibrium, to a group (the “Buyer”) led by the current management of Equilibrium. Under the terms of the Transaction Agreement, CMGI sold to the Buyer 100% of the issued and outstanding shares of Equilibrium. In consideration thereof, CMGI received, among other things, (i) a senior secured promissory note due in October 2005 in the principal amount of $1.5 million made by the Buyer, (ii) a warrant for the purchase of 19.9% of the issued and outstanding shares of Equilibrium Common Stock, at an exercise price of $.01 per share, and (iii) a royalty-free perpetual worldwide license to Equilibrium’s MediaRich software.

The Company believes that existing working capital and the availability of marketable securities, which could be sold or posted as collateral for cash loans, will be sufficient to fund its operations, investments and capital expenditures for at least the next twelve months. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through the selective sale of investments or minority interests in certain subsidiaries, through public or private offerings of the Company’s or its subsidiaries’ stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

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

Revenue recognition.    The Company derives its revenue from three primary sources: (i) sale of products, both merchandise and software licenses; (ii) services and support revenue, which includes software maintenance and hosting services; and (iii) the delivery of advertising impressions and e-mail based direct marketing. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates. For most of its transactions, the Company applies the provisions of SEC Staff Accounting Bulletin 101 Revenue Recognition. However, revenue from sales of software is recognized in accordance with AICPA Statement of Position (SOP) 98-9, Software Revenue Recognition with Respect to Certain Arrangements.

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

Excess and Obsolete Inventory.    The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Such adjustments are considered permanent adjustments to the cost basis of the inventory.

Recent Accounting Pronouncements

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

The Company is required to adopt these statements for accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Upon adoption, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets under SFAS No. 142. As of July 31, 2002, the Company has not yet determined what effect these tests will have on its operations and financial position.

Upon adoption of SFAS No. 142, SFAS No. 141 will require the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company will be required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss for goodwill will be recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations.

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

In October 2001, the FASB issued SFAS No. 144, “Impairment on Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the statement of operations under the new rules. The Company is currently evaluating the impact of SFAS No. 144 to its consolidated financial statements.

In November 2001, the Emerging Issues Task Force of the FASB issued as interpretive guidance Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“Topic D-103”). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the statement of operations and was adopted by the Company at the beginning of the third quarter of fiscal 2002. This change in revenue classification impacts the Company’s Enterprise Software and Services segment, resulting in an increase in both net revenue and cost of revenue of approximately $6.2 million for fiscal year 2001. There was no impact on operating loss for any prior periods. Comparative financial statements for prior periods were reclassified to comply with this interpretive guidance.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections effective for financial statements issued after May 15, 2002. The standard rescinds Statement 4 which required all gains and loses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. CMGI does not expect this Statement will have a material effect on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this Statement are required to be applied to exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 to its consolidated financial statements.

Contractual Obligations

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2013. Future minimum contractual payments as of July 31, 2002 are as follows:

	Operating Leases	Stadium	Other Contractual Obligations	Total
	(in thousands)
For the fiscal years ended July 31:
2003	$37,113	$1,600	$3,778	$42,491
2004	22,701	1,600	1,100	25,401
2005	20,674	1,600	250	22,524
2006	18,241	1,600	—	19,841
2007	13,735	1,600	—	15,335
Thereafter	39,613	12,800	—	52,413

	$152,077	$20,800	$5,128	$178,005

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $10.3 million.

The Company leases facilities and certain machinery and equipment under non-cancelable capital lease arrangements, which are not included in the table above. The present value of net minimum capital lease obligations is $1.8 million and $23.6 million as of July 31, 2002 and 2001, respectively.

Total rent and equipment lease expense charged to continuing operations was approximately $41.0 million, $108.4 million, and $60.5 million for the years ended July 31, 2002, 2001 and 2000, respectively.

In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium, for a period of fifteen years. Under the terms of the original sponsorship agreement, the Company was scheduled to pay $7.6 million per year for the first ten years, with consumer price index adjustments for years eleven through fifteen, in return for the naming and sponsorship rights. In August 2002, the Company agreed with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and retained more limited marketing rights in exchange for a series of annual payments of $1.6 million per year beginning in 2003 and ending in 2015.

From time to time the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries. These guarantees require that in the event that the CMGI subsidiary company cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. As of July 31, 2002 and 2001, the Company had outstanding guarantees of subsidiary indebtedness totaling $15.2 million and $20.7 million, respectively.

Other contractual obligations primarily consist of an agreement between AltaVista and DoubleClick, Inc. (DoubleClick). Under this agreement, AltaVista is contractually obligated to use a portion of DoubleClick’s ad-serving technology through December 31, 2004. AltaVista estimates its remaining contractual obligation to DoubleClick from the period August 1, 2002 through December 31, 2004 will not exceed $3.3 million.

Factors That May Affect Future Results

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. CMGI does not undertake any obligation to update forward-looking statements. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to, the following:

CMGI may not be profitable in the future.

During the fiscal year ended July 31, 2002, CMGI had an operating loss of approximately $591 million. CMGI anticipates that it will continue to incur significant operating expenses in the future, including significant costs of revenue and selling, general and administrative and amortization, impairment and restructuring expenses. CMGI also has significant commitments and contingencies, including with respect to real estate, machinery and equipment leases, continuing stadium sponsorship obligations, and guarantees entered into by CMGI on behalf of itself and its operating companies. As a result, CMGI expects to continue to incur significant operating expenses and can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. At July 31, 2002, CMGI had a consolidated cash and cash equivalents balance of approximately $257.2 million. Total cash and cash equivalents usage was approximately $43.8 million during the fourth quarter of fiscal 2002. If CMGI is unable to reach and sustain profitability, it risks depleting its working capital balances and its business will be materially adversely affected.

CMGI may have problems raising money it needs in the future.

CMGI from time to time seeks opportunities to provide capital to support CMGI’s growth through the selective sale of investments or minority interests in subsidiaries or affiliates to outside investors. In recent years, CMGI has generally financed its operations with proceeds from selling shares of stock of companies in which CMGI had invested directly or through its @Ventures venture capital affiliates. The aggregate holdings and market value of the shares of stock held by CMGI has declined significantly over the past two plus years, due to market conditions and continued sales. Market and other conditions largely beyond CMGI’s control may affect its future ability to engage in such sales, the timing of any such sales, and the amount of proceeds therefrom. Even if CMGI is able to sell any such securities in the future, CMGI may not be able to sell at favorable prices or on favorable terms. In addition, this funding source may not be sufficient in the future, and CMGI may need to obtain funding from outside sources. However, CMGI may not be able to obtain funding from outside sources. In addition, even if CMGI finds outside funding sources, CMGI may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of CMGI’s common stock. CMGI may also be required to take other actions, which may lessen the value of its common stock or dilute its common stockholders, including borrowing money on terms that are not favorable to CMGI or issuing additional shares of common stock. If CMGI experiences difficulties raising money in the future, its business will be materially adversely affected.

CMGI derives a significant portion of its revenue from a small number of customers and the loss of any of those customers could significantly damage CMGI’s business.

A limited number of customers account for a substantial portion of CMGI’s consolidated net revenue and the loss of any one or more of these customers could cause its revenue to decline below expectations. On July 11, 2002, CMGI acquired the assets of iLogistix, through its wholly owned subsidiary, SL Supply Chain. Nearly all of the revenues of SL Supply Chain are accounted for by sales to Hewlett-Packard and Microsoft. CMGI currently does not have any agreements which obligate either customer to buy a minimum amount of products or services from CMGI or to designate CMGI as its sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard or Microsoft, or any other key customer, would have a material adverse effect on CMGI. CMGI believes that it will continue to derive a significant portion of its operating revenue from sales to a small number of customers. There can be no assurance that CMGI’s revenue from key customers will not decline in future periods.

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

If the market for supply chain management services declines, the demand for CMGI’s services and its financial results could suffer.

CMGI derives a substantial portion of its revenue from providing supply chain management services. CMGI’s business and future growth will depend in large part on the industry trend towards outsourcing supply chain management and other business processes. If this trend does not continue or declines, demand for CMGI’s supply chain management services would decline and its financial results could suffer.

A decline in the technology sector could reduce CMGI’s revenue.

A large portion of CMGI’s supply chain management revenue comes from clients in the technology sector which is intensely competitive and highly volatile. A decline in the overall performance of the technology sector could adversely affect the demand for the supply chain management services and reduce CMGI’s revenues from such clients.

CMGI depends on certain important employees, and the loss of any of those employees may harm CMGI’s business.

CMGI’s performance is substantially dependent on the performance of its executive officers and other key employees, as well as management of its operating companies. The familiarity of these individuals with the Internet and supply chain management industries makes them especially critical to CMGI’s success. In addition, CMGI’s success is dependent on its ability to attract, train, retain and motivate high quality personnel, especially for its operating companies management teams. The loss of the services of any of CMGI’s executive officers or key employees may harm its business. CMGI’s success also depends on its continuing ability to attract, train, retain and motivate other highly qualified technical and managerial personnel. Competition for such personnel is intense.

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

CMGI intends to continue to expand its business in certain areas through the acquisition of businesses, technologies, products and services from other businesses. Acquisitions involve a number of special problems, including:

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

CMGI’s quarterly results may fluctuate significantly.

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

The market price of CMGI’s common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations, which have particularly impacted the market prices of equity securities of many companies providing Internet-related products and services. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may adversely affect the market price of CMGI’s common stock. In addition, should the market price of CMGI’s common stock remain below $1.00 per share for an extended period, it risks Nasdaq delisting, which would have an adverse effect on CMGI’s business. In order to maintain compliance with Nasdaq listing standards, CMGI may consider several strategies, including without limitation a reverse stock split.

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

On September 11, 2002, CMGI sold all of its equity and debt ownership interests in NaviSite to ClearBlue Technologies, Inc. CMGI and certain of its operating companies rely on NaviSite for network connectivity and hosting of servers. If NaviSite fails to perform such services, CMGI’s internal business operations may be interrupted, and the ability of CMGI’s operating companies to provide services to customers may also be interrupted. Such interruptions may have an adverse impact on CMGI’s business and revenues and its operating companies.

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

The markets for the products and services of CMGI’s operating companies are highly competitive and often lack significant barriers to entry, enabling new businesses to enter these markets relatively easily. Competition in the markets for Internet products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with the products and services of CMGI’s operating companies. The market for supply chain management products and services is very competitive, and the intensity of the competition is expected to continue to increase. Any failure to maintain and enhance the competitive position of CMGI’s supply chain management operating companies will limit its ability to maintain and increase market share, which would result in serious harm to CMGI’s business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. In addition, many of the current and potential competitors of CMGI’s operating companies have greater financial, technical, operational and marketing resources than those of CMGI’s operating companies. CMGI’s operating companies may not be able to compete successfully against these competitors. Competitive pressures may also force prices for Internet and supply chain management products and services down and such price reductions may reduce the revenues of CMGI’s operating companies.

If the United States or other governments regulate the Internet more closely, the businesses of CMGI’s operating companies may be harmed.

Because of the Internet’s popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as privacy, pricing, taxation, advertising methods and content. The enactment of any additional laws or regulations may impede the growth of the Internet and the Internet-related business of CMGI’s operating companies and could place additional financial burdens on their businesses.

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

CMGI’s operating companies intend to continue to expand their operations outside of the United States. This international expansion will require significant management attention and financial resources. The ability of CMGI’s operating companies to expand their offerings of CMGI’s products and services internationally will be limited by the general acceptance of the Internet in other countries. In addition, CMGI and its operating companies have limited experience in such international activities. Accordingly, CMGI and its operating companies will need to commit substantial time and development resources to customizing the products and services of its operating companies for selected international markets and to developing international sales and support channels.

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

CMGI’s operating companies could be subject to infringement claims and other liabilities.

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

In addition, because materials may be downloaded from the Internet and subsequently distributed to others, CMGI’s operating companies may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of such materials.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company’s available-for-sale securities at July 31, 2002 primarily consisted of investments in companies in the Internet and technology industries which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the equity component of the Company’s available-for-sale securities portfolio as of July 31, 2002, would result in an approximate $2.1 million decrease in the fair value of the Company’s available-for-sale securities.

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

The Company from time to time uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic or market exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At July 31, 2002, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rate (EURIBOR) interest rate on its outstanding borrowing arrangements.

The Company has historically had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. The Company may consider utilizing derivative instruments to mitigate the risk of foreign currency exchange rate fluctuations in the future.

ITEM 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
CMGI, Inc.:

We have audited the accompanying consolidated balance sheets of CMGI, Inc. and subsidiaries as of July 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMGI, Inc. and subsidiaries as of July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Boston, Massachusetts
October 28, 2002

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2002	July 31, 2001
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$257,210	$688,490
Available-for-sale securities	10,335	110,134
Trading security	94,271	—
Accounts receivable, trade, net of allowance for doubtful accounts of $15,847 and $29,316 at July 31, 2002 and 2001, respectively	61,142	100,290
Inventories	47,918	40,141
Prepaid expenses and other current assets	41,514	50,947
Net current assets of discontinued operations	14,431	1,146
Deferred loss on disposal of subsidiary	31,869	—

Total current assets	558,690	991,148

Property and equipment, net	68,762	146,144
Investments in affiliates	57,770	239,127
Goodwill and other intangible assets, net of accumulated amortization of $3,143,075 and $2,886,042 at July 31, 2002 and 2001, respectively	151,759	464,473
Other assets	33,357	140,910
Net non-current assets of discontinued operations	—	72,573

	$870,338	$2,054,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$94,271	$33,594
Current installments of long-term debt	1,370	6,213
Accounts payable	46,011	59,500
Accrued restructuring	28,729	90,316
Accrued income taxes	93,515	35,912
Accrued expenses	75,532	134,495
Deferred income taxes	—	18,860
Other current liabilities	15,383	30,942

Total current liabilities	354,811	409,832

Long-term debt, less current installments	7,890	1,814
Deferred income taxes	—	20,795
Other long-term liabilities	16,108	19,097
Due to Hewlett-Packard Company	—	220,000
Net non-current liabilities of discontinued operations	49,193	—
Minority interest	25,668	186,440
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; issued 375,000 Series C convertible, redeemable preferred stock at July 31, 2001, dividend at 2% per annum carried at liquidation value; zero outstanding as of July 31, 2002	—	390,640
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share. Authorized 1,405,000,000 shares; issued and outstanding 392,679,011 shares at July 31, 2002 and 346,725,404 shares at July 31, 2001	3,926	3,467
Additional paid-in capital	7,292,415	7,138,132
Deferred compensation	—	(291)
Accumulated deficit	(6,880,452)	(6,353,233)

	415,889	788,075
Accumulated other comprehensive income	779	17,682

Total stockholders’ equity	416,668	805,757

	$870,338	$2,054,375

see accompanying notes to consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years ended July 31,
	2002	2001	2000
Net revenue	$707,770	$1,170,253	$857,902
Operating expenses:
Cost of revenue	608,028	1,038,894	684,661
Research and development	53,738	144,886	148,733
In-process research and development	—	1,462	65,683
Selling	153,274	361,417	432,732
General and administrative	128,355	248,799	206,276
Amortization of intangible assets and stock-based compensation	256,012	1,556,909	1,401,644
Impairment	73,114	3,363,317	34,205
Restructuring	26,209	209,208	14,770

Total operating expenses	1,298,730	6,924,892	2,988,704

Operating loss	(590,960)	(5,754,639)	(2,130,802)

Other income (expense):
Interest income	16,793	51,280	39,485
Interest (expense) recovery, net	19,293	(46,310)	(55,689)
Gains on issuance of stock by subsidiaries and affiliates	—	121,794	80,387
Other gains (losses), net	(68,503)	(409,095)	525,265
Equity in losses of affiliates, net	(15,408)	(45,661)	(51,886)
Minority interest	44,295	493,814	149,784

	(3,530)	165,822	687,346

Loss from continuing operations before income taxes and extraordinary item	(594,490)	(5,588,817)	(1,443,456)
Income tax benefit	(7,431)	(184,404)	(116,198)

Loss from continuing operations before extraordinary item	(587,059)	(5,404,413)	(1,327,258)
Discontinued operations, net of income taxes:
Loss from discontinued operations	(69,140)	(83,507)	(37,435)
Extraordinary item, net of income taxes:
Gain on extinguishment of notes payable to Hewlett-Packard Company	131,281	—	—

Net loss	(524,918)	(5,487,920)	(1,364,693)
Preferred stock accretion and amortization of discount	(2,301)	(7,499)	(11,223)
Gain on repurchase of Series C Convertible Preferred stock	63,505	—	—

Net loss available to common stockholders	$(463,714)	$(5,495,419)	$(1,375,916)

Basic and diluted loss per share:
Loss from continuing operations before extraordinary item available to common stockholders	$(1.39)	$(16.42)	$(5.12)
Loss from discontinued operations	(0.18)	(0.25)	(0.14)
Gain on extinguishment of notes payable to Hewlett-Packard Company	0.35	—	—

Net loss available to common stockholders	$(1.22)	$(16.67)	$(5.26)

Shares used in computing basic and diluted loss per share:	379,800	329,623	261,555

see accompanying notes to consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Deferred compensation	Retained earnings (accumulated deficit)	Total stockholders’ equity
Balance at July 31, 1999 (191,168,280 shares)	$1,912	$234,273	$308,354	$(180)	$518,102	$1,062,461
Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(1,364,693)	(1,364,693)
Other comprehensive income:
Net unrealized holding gain arising during period	—	—	496,304	—	—	496,304
Less: Reclassification adjustment for gain realized in net loss	—	—	(308,987)	—	—	(308,987)

Total comprehensive loss	—	—	—	—	—	(1,177,376)

Preferred stock accretion	—	—	—	—	(8,516)	(8,516)
Amortization of discount on preferred stock	—	2,707	—	—	(2,707)	—
Conversion of redeemable preferred stock to common stock (2,834,520 shares)	28	36,357	—	—	—	36,385
Issuance of common stock pursuant to employee stock purchase plans and stock options (8,279,232 shares)	83	39,137	—	—	—	39,220
Issuance of common stock and common stock equivalents for acquisitions and investments (94,205,470 shares)	942	5,676,877	—	(75,265)	—	5,602,554
Amortization of deferred compensation	—	—	—	30,243	—	30,243
Tax benefit of stock option exercises	—	189,944	—	—	—	189,944
Effect of subsidiaries’ equity transactions, net	—	10,887	—	—	—	10,887

Balance at July 31, 2000 (296,487,502 shares)	$2,965	$6,190,182	$495,671	$(45,202)	$(857,814)	$5,785,802

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(in thousands, except share amounts)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Deferred compensation	Retained earnings (accumulated deficit)	Total stockholders’ equity
Balance carried forward from previous page at July 31, 2000 (296,487,502 shares)	$2,965	$6,190,182	$495,671	$(45,202)	$(857,814)	$5,785,802
Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(5,487,920)	(5,487,920)
Other comprehensive income:
Net unrealized holding loss arising during period	—	—	(794,446)	—	—	(794,446)
Less: Reclassification adjustment for loss realized in net loss	—	—	316,457	—	—	316,457

Total comprehensive loss	—	—	—	—	—	(5,965,909)

Preferred stock accretion	—	—	—	—	(7,499)	(7,499)
Issuance of common stock pursuant to employee stock purchase plans and stock options (4,059,413 shares)	40	11,986	—	—	—	12,026
Issuance of common stock for investments and payments on notes payable and long-term debt (46,178,489 shares)	462	963,473	—	—	—	963,935
Amortization of deferred compensation	—	—	—	44,911	—	44,911
Tax benefit of stock option exercises and reduction of previously recorded benefits, net	—	(29,587)	—	—	—	(29,587)
Effect of subsidiaries’ equity transactions, net	—	2,078	—	—	—	2,078

Balance at July 31, 2001 (346,725,404 shares)	$3,467	$7,138,132	$17,682	$(291)	$(6,353,233)	$805,757

Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(524,918)	(524,918)
Other comprehensive income:
Net unrealized holding loss arising during period	—	—	(54,575)	—	—	(54,575)
Less: Reclassification adjustment for loss realized in net loss	—	—	37,672	—	—	37,672

Total comprehensive loss	—	—	—	—	—	(541,821)

Preferred stock accretion	—	—	—	—	(2,301)	(2,301)
Gain on repurchase of Series C Convertible Preferred stock and related issuance of common stock (34,701,034 shares)	347	154,070	—	—	—	154,417
Issuance of common stock pursuant to employee stock purchase plans and stock options (1,134,909 shares)	11	1,081	—	—	—	1,092
Issuance of common stock and payments on notes payable and long-term debt (10,117,664 shares)	101	21,186	—	—	—	21,287
Amortization of deferred compensation	—	(182)	—	291	—	109
Tax benefit of stock option exercises and reduction of previously recorded benefits, net	—	—	—	—	—	—
Effect of subsidiaries’ equity transactions, net	—	(21,872)	—	—	—	(21,872)

Balance at July 31, 2002 (392,679,011 shares)	$3,926	$7,292,415	$779	$—	$(6,880,452)	$416,668

see accompanying notes to consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended July 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(524,918)	$(5,487,920)	$(1,364,693)
Adjustments to reconcile net loss to cash used for continuing operations:
Depreciation, amortization and impairment charges	431,505	5,096,292	1,494,619
Deferred income taxes	12,625	(228,741)	(280,450)
Non-operating gains (losses), net	(102,588)	235,753	(605,652)
Equity in losses of affiliates	15,408	45,661	51,886
Deferred loss on sale of subsidiary	(31,869)	—	—
Minority interest	(44,295)	(493,814)	(149,784)
In-process research and development	—	1,462	65,683
Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
Trade accounts receivable	61,714	112,991	(77,419)
Prepaid expenses and other current assets	30,415	(6,406)	(40,447)
Accounts payable and accrued expenses	(131,884)	83,891	(16,251)
Deferred revenues	(5,455)	(23,471)	10,215
Refundable and accrued income taxes, net	17,903	(28,611)	(49,719)
Tax benefit from exercise of stock options	—	(29,587)	189,944
Other assets and liabilities	12,088	2,874	(4,011)

Net cash used for operating activities of continuing operations	(259,351)	(719,626)	(776,079)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(31,769)	(116,710)	(113,374)
Proceeds from sale of property and equipment	—	35,779	—
Net proceeds from maturities of (purchases of) available-for-sale securities, net	37,023	42,672	11,182
Proceeds from liquidation of stock investments	20,851	979,933	1,143,574
Cash impact of acquisitions and divestitures of subsidiaries	(40,646)	(14,432)	(185,127)
Investments in affiliates	(8,200)	(75,540)	(299,330)
Other, net	3,384	(240)	(301)

Net cash provided by (used for) investing activities of continuing operations	(19,357)	851,462	556,624

Cash flows from financing activities of continuing operations:
Net proceeds from (repayments of) obligations under capital leases	(26,926)	(12,460)	1,375
Net proceeds from (repayments of) notes payable	(75,000)	(3,576)	180,672
Net proceeds from (repayments of) long-term debt	2,532	(6,645)	(3,935)
Payment for retirement of Series C convertible preferred stock	(100,301)	—	—
Net proceeds from issuance of common stock	3,795	19,913	47,237
Net proceeds from issuance of stock by subsidiaries	93	6,713	209,207
Other	—	(2,082)	(20,000)

Net cash provided by (used for) financing activities of continuing operations	(195,807)	1,863	414,556

Net cash provided by (used for) discontinued operations	43,235	(6,928)	(98,942)
Net increase in cash and cash equivalents	(431,280)	126,771	96,159
Cash and cash equivalents at beginning of year	688,490	561,719	465,560

Cash and cash equivalents at end of year	$257,210	$688,490	$561,719

see accompanying notes to consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Nature of Operations

CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”) is an operating and development company comprised of established and emerging companies, including both CMGI operating businesses and investments. CMGI companies span a range of vertical market segments including eBusiness and Fulfillment and Enterprise Software and Services.

CMGI’s business strategy over the years has led to the development, acquisition and operation of majority-owned subsidiaries focused on Internet technologies and supply chain management services, as well as the strategic investment in other Internet companies that have demonstrated synergies with CMGI’s core businesses. The Company’s strategy also envisions and promotes opportunities for synergistic business relationships among its subsidiaries, investments and affiliates.

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

Certain costs related to the purchase price of products sold, inbound and outbound shipping charges, packing supplies and other costs associated with marketplace business of the Company’s eBusiness and Fulfillment segment are classified as cost of revenue. Certain costs related to fulfillment, including distribution and customer service center expenses for activities such as receiving goods and picking of goods for shipment within the Company’s eBusiness and Fulfillment segment are classified as selling expenses.

Revenue Recognition

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from software maintenance is deferred and recognized ratably over the term of each maintenance agreement, typically twelve months. Revenue from professional services is recognized as the services are performed, collection is probable and such revenues are contractually nonrefundable. Revenue from multiple element arrangements involving products, services and support elements is recognized in accordance with AICPA SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements,” when vendor-specific objective evidence of fair value does not exist for the delivered element. As required by SOP 98-9, under the residual method, the fair value of the undelivered elements are deferred and subsequently recognized. The Company establishes sufficient vendor-specific objective evidence of fair value for services and support elements based on the price charged when these elements are sold separately. Accordingly, software license revenue for products developed is recognized under the residual method in arrangements in which the software is sold with one or both of the other elements. Revenue from license agreements that require significant customizations and modifications to the software product is deferred and recognized using the percentage of completion method using labor hours as the primary measure towards completion. For license arrangements involving customizations for which the amount of customization effort cannot be reasonably estimated or when license arrangements provide for customer acceptance, we recognize revenue under the completed contract method of accounting.

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

The Company adopted SAB No. 101 and Emerging Issues Task Force (EITF) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” during the fourth quarter of fiscal year 2001 and accordingly recognized an adjustment for approximately $27.6 million. The adjustment reduced both net revenue and cost of revenue by $8.1 million, $7.7 million and $11.8 million, respectively for each of the first three quarters of fiscal year 2001. An adjustment of $7.6 million was also recorded to net revenue in the fourth quarter of fiscal year 2000. The adoption of SAB No. 101 also reflects a change in the recognition of certain revenues within the eBusiness and Fulfillment segment from a gross basis to a net basis. These adjustments had no impact on operating loss.

The Company adopted Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” at the beginning of the third quarter of fiscal 2002. Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the statement of operations. This change in revenue classification impacts the Company’s Enterprise Software and Services segment, resulting in an increase in both net revenue and cost of revenue of approximately $6.2 million for fiscal year 2001. There was no impact on revenue or cost of revenue for fiscal year 2000. There was no impact on operating loss for any prior periods. Comparative financial statements for prior periods were reclassified to comply with this interpretive guidance.

Amounts billed prior to satisfying the above revenue recognition criteria are classified as deferred revenue.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gains on Issuance of Stock by Subsidiaries and Affiliates

At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the Company’s net investment in that subsidiary increases. If at that time, the subsidiary is not a newly formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to the subsidiary’s ability to continue in existence, the Company records the increase in its Consolidated Statements of Operations. Otherwise, the increase is reflected in “Effect of subsidiaries’ equity transactions” in the Company’s Consolidated Statements of Stockholders’ Equity.

At the time a subsidiary sells its stock to unrelated parties at a price below its book value, the Company’s net investment in that subsidiary decreases. If at that time, the subsidiary is not a newly formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to the subsidiary’s ability to continue in existence, the Company records the decrease in its Consolidated Statements of Operations. Otherwise, the decrease is reflected in “Effect of subsidiaries’ equity transactions” in the Company’s Consolidated Statements of Stockholders’ Equity.

If gains have been recognized on issuances of a subsidiary’s stock and shares of the subsidiary are subsequently repurchased by the subsidiary or by the Company, gain recognition does not occur on issuance subsequent to the date of a repurchase until such time as shares have been issued in an amount equivalent to the number of repurchased shares. Such transactions are reflected as equity transactions, and the net effect of these transactions is reflected in the Consolidated Statements of Stockholders’ Equity.

Cash Equivalents and Statement of Cash Flows Supplemental Information

Highly liquid investments with original maturities of three months or less at the time of acquisition are considered cash equivalents.

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	Years ended July 31,
	2002	2001	2000
	(in thousands)
Interest	$1,190	$5,064	$15,734

Income taxes	$1,600	$20,151	$14,510

Portions of the consideration for acquisitions of businesses by the Company, or its subsidiaries, during fiscal years 2001 and 2000 included the issuance of shares of the Company’s and its subsidiaries’ common stock and the issuance of seller’s notes (see note 8).

During fiscal 2002, significant non-cash activities included the Company’s repurchase of all of the outstanding shares of its Series C Convertible Preferred Stock for approximately 34.7 million shares of the Company’s common stock as well as additional consideration (see note 16).

In September 2001, the Company completed the sale of its majority-owned subsidiary, Activate.Net Corporation (Activate), in exchange for a $3.0 million note. At July 31, 2002 the carrying value of the note was reduced to $2.3 million as a result of a fourth quarter impairment charge of $0.7 million.

The Company also issued approximately 5.4 million shares of its common stock as payment for the first quarter fiscal 2002 interest on the Compaq Computer Corporation, now Hewlett-Packard Company (HP), note payable.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also during fiscal 2002, the Company reached an agreement with HP in which HP agreed to deem the Company’s $220.0 million in face amounts of notes payable, plus the accrued interest thereon, paid in full in exchange for approximately 4.5 million shares of CMGI common stock, CMGI’s 49% ownership interest in its affiliate, B2E Solutions, LLC, of which HP had previously owned the remaining 51% as well as additional consideration (see note 14).

In November 2000, the Company entered into an agreement to hedge its investment in 581,499 shares of Yahoo! (Yahoo!) common stock. Under the terms of the new contract, the Company delivered 581,499 shares of Yahoo! common stock on August 1, 2001 (see note 14).

During fiscal year 2001, significant non-cash investing activities included the issuance of approximately 2.3 million shares of the Company’s common stock to HP as consideration for $23.0 million in annual interest payments due on the notes payable issued in conjunction with the acquisition of AltaVista. Also during the year ended July 31, 2001, the Company issued approximately 30.2 million shares of its common stock as payment of principal and interest totaling approximately $391.6 million related to notes payable that had been issued in the Company’s acquisition of Tallan, Inc. (Tallan). In August 2000, the Company and Cable & Wireless plc, completed a previously agreed to exchange of stock. CMGI received approximately 241.0 million shares of PCCW stock from Cable & Wireless in exchange for approximately 13.4 million shares of the Company’s common stock.

During fiscal year 2001, the Company settled the first and third tranches of an agreement (see note 14) that hedged a portion of the Company’s investment in common stock of Yahoo! through the delivery of 581,499 and 47,684 shares of Yahoo! common stock, respectively, to an investment bank.

During fiscal year 2001, Yahoo! acquired eGroups, Inc., a CMGI @Ventures investee company. In connection with the merger, CMG@Ventures III received approximately 91,000 shares (including shares held in escrow) of Yahoo! common stock.

In August 2000 and September 2000, respectively, Engage completed the acquisitions of Space and MediaBridge in exchange for its own common stock (see note 8).

During fiscal year 2000, significant non-cash investing activities included the exchange of stock between the Company and the following companies: divine, inc. (Divine), Primedia, Netcentives, Inc. (Netcentives) and PCCW. During fiscal year 2000, the Company also completed the sale of the Company’s investment in Half.com in exchange for eBay common stock.

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

Investments

Marketable securities held the Company which meet the criteria for classification as available-for-sale are carried at fair value, net of a market discount to reflect any restrictions on transferability. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of income taxes as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Statements of Stockholders’ Equity.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable securities held by the Company which meet the criteria for classification as trading are carried at fair value. Changes in the market value of securities classified as trading are recorded as a component of “Other gains (losses), net” in the accompanying Consolidated Statements of Operations.

Other investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in affiliates in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net earnings or losses of affiliates includes the amortization of the difference between the Company’s investment and its share of the underlying net assets of the investee. Amortization is recorded on a straight-line basis over periods ranging from three to five years. These adjustments are reflected in “Equity in losses of affiliates” in the Company’s Consolidated Statements of Operations.

At the time an equity method investee sells its stock to unrelated parties at a price in excess of its book value, the Company’s net investment in that affiliate increases. If at that time, the affiliate is not a newly formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to the affiliate’s ability to continue in existence, the Company records the increase as a gain in its Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. These impairment losses are reflected in “Other gains (losses), net” in the Company’s Consolidated Statements of Operations.

Accounting for Impairment of Long-Lived Assets

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

Restructuring Expenses

The Company assesses the need to record restructuring charges in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and SAB No. 100, “Restructuring and Impairment Charges.” In accordance

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Under the terms of EITF No. 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan.

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

Research and Development Costs and Software Costs

Expenditures that are related to the development of new products and processes, including significant improvements and refinements to existing products and the development of software are expensed as incurred, unless they are required to be capitalized. Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for general release to customers. To date, the establishment of technological feasibility and general release has substantially coincided. As a result, capitalized software development costs have not been significant. Additionally, at the date of acquisition or investment, the Company evaluates the components of the purchase price of each acquisition or investment to identify amounts allocated to in-process research and development. Upon completion of acquisition accounting and valuation, such amounts are charged to expense if technological feasibility had not been reached at the acquisition date.

Advertising Costs

Advertising costs are expensed in the year incurred. Advertising expenses were approximately $40.3 million, $48.2 million and $160.0 million for the years ended July 31, 2002, 2001 and 2000, respectively.

Accounting for Income Taxes

Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Accrued taxes payable includes reserves for estimated tax exposures.

Earnings (Loss) Per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”. Basic earnings per share is computed based on the weighted

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Approximately 4.7 million weighted average common stock equivalents were excluded from the denominator in the diluted loss per share calculation for the year ended July 31, 2002. As the Series C Convertible Preferred Stock was repurchased in November 2001 (see note 16), there is no effect of assumed conversion of convertible preferred stock for the year ended July 31, 2002. Approximately 8.5 million weighted average common stock equivalents and approximately 9.7 million shares representing the weighted average effect of assumed conversion of convertible preferred stock were excluded from the denominator in the diluted loss per share calculation for the year ended July 31, 2001. Approximately 13.1 million weighted average common stock equivalents and approximately 9.5 million shares representing the weighted average effect of assumed conversion of convertible preferred stock were excluded from the denominator in the diluted loss per share calculation for the year ended July 31, 2000.

If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from net income (loss), the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial during the years ended July 31, 2002, 2001 and 2000, respectively.

Stock-Based Compensation Plans

The Company accounts for its stock compensation plans under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

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

Diversification of Risk

Sales to one customer, Cisco Systems, Inc., accounted for approximately 6%, 8% and 11% of consolidated net revenue and 8%, 14% and 28% of eBusiness and Fulfillment segment net revenue for fiscal years 2002, 2001 and 2000, respectively. Accounts receivable from this customer amounted to approximately 5% and 10% of total trade accounts receivable at July 31, 2002 and 2001, respectively. Customer advertising contracts serviced by DoubleClick, Inc. accounted for approximately 1% and 13% of consolidated net revenue and 3% and 24% of the Enterprise Software and Services segment net revenue for fiscal years 2001 and 2000, respectively. Accounts receivables from one customer, HP, account for approximately 33% of the total accounts receivable at July 31, 2002. The Company’s products and services are provided to customers primarily in North America.

Financial instruments, which potentially subject the Company to concentrations of credit risk are cash equivalents, available-for-sale securities, and accounts receivable. The Company’s cash equivalent investment portfolio is diversified and consists primarily of short-term investment grade securities. To reduce risk, the

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company performs ongoing credit evaluations of its customers’ financial condition. The Company generally does not require collateral on accounts receivable.

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

Derivative Instruments and Hedging Activities

As amended, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities, or firm commitments through the statements of operations or recognized in other comprehensive income until the hedged item is recognized in the statements of operations. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company adopted SFAS No. 133 on August 1, 2000 and recorded a transition gain, net of income taxes, of approximately $3.2 million during the first quarter of fiscal year 2001.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires certain financial statement components, such as net unrealized holding gains or losses and cumulative translation adjustments to be included in accumulated other comprehensive income (loss). The Company reports accumulated other comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

The Company is required to adopt SFAS No. 142, and apply its provisions for accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Upon adoption, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets. As of July 31, 2002, the Company has not yet determined what effect these tests will have on its operations and financial position. Upon adoption of SFAS No. 142, SFAS No. 141 will require the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company will be required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss for goodwill will be recognized as the cumulative effect of a change in accounting principle in the Company’s Consolidated Statement of Operations.

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

In October 2001, the FASB issued SFAS No. 144, “Impairment on Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the statement of operations under the new rules. The Company is currently evaluating the impact of SFAS No. 144 to its consolidated financial statements.

In November 2001, the Emerging Issues Task Force of the FASB issued as interpretive guidance Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”. Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the statement of operations and was adopted by the Company at the beginning of the third quarter of fiscal 2002. This change in revenue classification impacts the Company’s Enterprise Software and Services segment, resulting in an increase in both net revenue and cost of revenue of approximately $6.2 million for fiscal year 2001. There was no impact on revenue or cost of revenue for fiscal year 2000. There was no impact on operating loss for any prior periods. Comparative financial statements for prior periods were reclassified to comply with this interpretive guidance.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” effective for financial statements issued after

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 15, 2002. The statement rescinds Statement 4 which required all gains and loses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. This statement did not have a material effect on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. The provisions of this Statement are required to be applied to exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 to its consolidated financial statements.

(3)    Segment Information

Based on the information provided to the Company’s chief operating decision maker for purposes of making decisions about allocating resources and assessing performance, the Company’s operations have been classified in two operating segments that are strategic business units offering distinctive products and services that are marketed through different channels.

The Company previously reported five operating segments: (i) Interactive Marketing, (ii) eBusiness and Fulfillment, (iii) Search and Portals, (iv) Infrastructure and Enabling Technologies, and (v) Internet Professional Services. As a result of the cessation of operations, sale or other disposition of several subsidiaries and restructuring efforts at several of the remaining subsidiaries, the Company realigned its operating segments in fiscal 2002 to include three operating segments: (i) Enterprise Software and Services (which consists of Engage, (Engage, Inc.), Yesmail, Inc. (Yesmail), AltaVista Company (AltaVista), ProvisionSoft, Inc. (ProvisionSoft, formerly CMGion), Equilibrium Technologies, Inc. (Equilibrium) and Tallán, Inc. (Tallán) (ii) eBusiness and Fulfillment (which consists of SalesLink Corporation (SalesLink), uBid, Inc. (uBid), SL Supply Chain Services International Corp. (SL Supply Chain) as of July 2002, and the historical results of Signatures SNI, Inc., (Signatures) until the sale of the Company’s majority interest in February 2001), (iii) Managed Application Services (which consists of NaviSite, Inc. (NaviSite) and the historical results of NaviPath, Inc. (NaviPath), ExchangePath LLC (ExchangePath) and 1stUp.com Corporation (1stUp) until the cessation of their operations in January 2002, January 2001 and December 2000, respectively, and Activate.Net Corporation (Activate), until its sale in September 2001). The Other segment represents certain corporate marketing and administrative expenses and the Company’s venture capital arm, which invests in companies involved in various aspects of the Internet.

On September 11, 2002, the Company sold of all its equity and debt ownership interests in NaviSite. As a result, for all periods presented, NaviSite, which was previously included within the Managed Application Services segment, has been accounted for as a discontinued operation, as NaviSite’s product offering represents both a major line of business and a distinct class of customer. At the time of the sale, NaviSite comprised more than 90% of both the total assets and operating losses of the Managed Application Services segment. Accordingly, NaviSite’s net current assets and net non-current assets (liabilities) have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results have been segregated from continuing operations and reported as discontinued operations in the accompanying Consolidated Statements of Operations and Cash Flows, and related notes to the consolidated financial statements for all periods presented (see note 4). The Company is currently evaluating its segment presentation and disclosures as a result of the recent dispositions of NaviSite, Engage, and Equilibrium.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to its two current operating segments in fiscal year 2002, the Company continues to report a Portals (formerly Search and Portals) segment that consists of the operations of MyWay and iCAST, as these entities do not meet the aggregation criteria under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, with respect to the Company’s current reporting segments. In the second quarter of fiscal year 2001, management announced its decision to cease funding the operations of iCAST, and in the second quarter of fiscal 2002, management announced its decision to cease funding the operations of MyWay. Accordingly, the historical results of these companies will continue to be reported in the Portals segment, as will any residual results from operations that exist through the cessation of operations. Prior to the realignment of the business and the reporting segments, the Portals segment also included the results of AltaVista. For comparative purposes, the historical results of AltaVista for all periods presented have been reclassified to the Enterprise Software and Services segment. Also, the Company will continue to report a Managed Application Services segment which includes the historical results of NaviPath, ExchangePath and 1stUp until the cessation of their operations in January 2002, January 2001 and December 2000, respectively, and Activate, until its sale in September 2001.

Management evaluates segment performance based on segment net revenue, operating loss and “pro forma operating income (loss)”, which is defined as the operating income (loss) excluding net charges related to in-process research and development, depreciation, long-lived asset impairment, restructuring and amortization of intangible assets and stock-based compensation.

Summarized financial information of the Company’s continuing operations by business segment is as follows:

	Years Ended July 31,
	2002	2001	2000
	(in thousands)
Net revenue:
Enterprise Software and Services	$152,163	$410,732	$466,105
eBusiness and Fulfillment	542,913	691,414	345,177
Managed Application Services	6,158	49,054	28,675
Portals (formerly Search and Portals)	6,536	19,053	17,945
Other	—	—	—

	$707,770	$1,170,253	$857,902

Operating income (loss):
Enterprise Software and Services	$(350,793)	$(4,869,854)	$(1,636,590)
eBusiness and Fulfillment	(179,558)	(179,375)	(53,769)
Managed Application Services	2,368	(301,244)	(156,528)
Portals (formerly Search and Portals)	(1,747)	(301,396)	(228,763)
Other	(61,230)	(102,770)	(55,152)

	$(590,960)	$(5,754,639)	$(2,130,802)

Pro forma operating income (loss):
Enterprise Software and Services	$(88,451)	$(267,410)	$(279,705)
eBusiness and Fulfillment	(49,364)	(16,461)	(4,076)
Managed Application Services	(12,056)	(138,269)	(114,476)
Portals (formerly Search and Portals)	5,628	(42,138)	(107,902)
Other	(49,384)	(85,858)	(52,554)

	$(193,627)	$(550,136)	$(558,713)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years ended July 31,
	2002	2001	2000
	(in thousands)

GAAP Operating loss	$(590,960)	$(5,754,639)	$(2,130,802)
Adjustments:
In-process research and development	—	1,462	65,683
Depreciation	41,998	73,607	55,787
Amortization of intangibles and stock-based compensation	256,012	1,556,909	1,401,644
Long-lived asset impairments	73,114	3,363,317	34,205
Restructuring charge (benefit)	26,209	209,208	14,770

Pro forma operating loss	$(193,627)	$(550,136)	$(558,713)

	July 31,
	2002	2001
	(in thousands)
Total assets:
Enterprise Software and Services	$157,692	$498,143
eBusiness and Fulfillment	296,689	357,569
Managed Application Services	1,873	43,524
Portals (formerly Search and Portals)	1,849	8,801
Other	365,935	1,072,619

	$824,038	$1,980,656

“Other” includes certain cash equivalents, available-for-sale securities, certain other assets and corporate infrastructure expenses, which are not identifiable to the operations of the Company’s operating business segments.

(4)    Discontinued Operations

On June 12, 2002 (the measurement date), CMGI’s board of directors authorized the divestiture of the Company’s equity and debt ownership interests in its subsidiary NaviSite. In September 2002, the Company completed the sale of all its equity and debt ownership interests in its subsidiary, NaviSite to ClearBlue Technologies, Inc. (“ClearBlue”). In consideration thereof, the Company received, among other things, 131,579 shares of common stock of ClearBlue. As a result, for all periods presented, NaviSite, which was previously included within the Managed Application Services segment, has been accounted for as a discontinued operation, as NaviSite’s product offering represents both a major line of business and a distinct class of customer. At the time of the sale, NaviSite comprised more than 90% of both the total assets and operating losses of the Managed Application Services segment. As a result of the transaction, the Company expects to record a net gain of between $4.0 million and $7.0 million in the first quarter of fiscal year 2003. The estimated gain on the sale of NaviSite includes the results of operations from the measurement date through the date of disposal. The results of operations of NaviSite from the measurement date through July 31, 2002 have been deferred and reflected as a deferred loss on disposal of subsidiary on the Consolidated Balance Sheet at July 31, 2002 in accordance with EITF No. 85-36, “Discontinued Operations with Expected Gain and Interim Operating Losses.” Additionally, the historical operations of NaviSite have been reflected as loss from discontinued operations in the accompanying consolidated financial statements, and NaviSite’s net current assets and net long term assets (liabilities) have been reported as net current assets and net non-current assets (liabilities) of discontinued operations at July 31, 2002 and 2001, respectively. Certain prior period amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to reflect the operations of NaviSite as discontinued operations. Summarized financial information for discontinued operations is as follows:

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended July 31,
	2002	2001	2000
	(in thousands)
Results of operations:
Net revenues	$44,475	$73,602	$32,519
Operating expenses	113,615	157,109	69,954

Operating Loss	(69,140)	(83,507)	(37,435)

Net loss from discontinued operations	$(69,140)	$(83,507)	$(37,435)

	July 31, 2002	July 31, 2001
	(in thousands)
Financial position:
Current assets	$29,709	$35,702
Property and equipment, net	12,412	63,410
Other assets	7,875	9,163
Total liabilities	(84,758)	(34,556)

Net assets (liabilities) of discontinued operations	$(34,762)	$73,719

(5)    Deconsolidation of Signatures SNI, Inc.

Beginning in February 2001, CMGI’s ownership interest in Signatures was reduced to below 50% as a result of the sale of the Company’s majority interest. As such, beginning in February 2001, the Company began to account for its investment in Signatures under the equity method of accounting, rather than the consolidation method. Prior to these events, the operating results of Signatures were consolidated within the operating results of the Company’s eBusiness and Fulfillment segment, and the assets and liabilities of Signatures were consolidated with those of CMGI’s other majority-owned subsidiaries in the Company’s consolidated balance sheets. The Company’s historical quarterly consolidated operating results for the six months ended January 31, 2001 included Signatures net revenue of approximately $40.8 million and operating losses of approximately $4.7 million.

(6)    Available-for-Sale Securities

At July 31, 2002 and 2001, available-for-sale securities primarily consist of stock investments, carried at fair value and based on quoted market prices. Available-for-sale securities at July 31, 2002 primarily consisted of approximately 4.6 million shares of Vicinity stock valued at $9.4 million and approximately 21,000 shares of Amazon.com stock valued at $0.3 million. Available-for-sale securities at July 31, 2001 primarily consisted of approximately 7.1 million shares of Primedia stock valued at $43.5 million, 590,000 shares of Yahoo! stock valued at $10.4 million, 4.6 million shares of Vicinity stock valued at $8.0 million, 4.7 million shares of Divine stock valued at $6.0 million, 2.1 million shares of MSGI stock valued at $1.9 million and 3.2 million shares of Ventro Corporation stock valued at $1.6 million. The net unrealized holding gain of approximately $0.8 million and $17.7 million, net of deferred income taxes, has been presented as “Accumulated other comprehensive income” within the Consolidated Statements of Stockholders’ Equity at July 31, 2002 and 2001, respectively.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    Property and Equipment

Property and equipment consists of the following:

	July 31,
	2002	2001
	(in thousands)
Machinery and equipment	$68,804	$118,004
Other	74,488	123,373

	143,292	241,377
Less: Accumulated depreciation and amortization	74,530	95,233

Net property and equipment	$68,762	$146,144

(8)    Business Combinations

Fiscal 2002

On July 11, 2002, following approval by the United States Bankruptcy Court and the administrator in The Netherlands, the Company, through its wholly owned subsidiary SL Supply Chain, acquired substantially all of the worldwide assets and operations of iLogistix, a provider of a comprehensive suite of traditional and e-commerce supply chain management services, for approximately $44.3 million. The purchase price allocation for iLogistix (now doing business as SL Supply Chain) is preliminary and subject to change.

Fiscal 2001

In August 2000, Engage completed its acquisition of Space. The total purchase price for Space was valued at approximately $35.8 million consisting of approximately 3.2 million shares of Engage common stock valued at approximately $35.5 million and direct acquisition costs of approximately $425,000, net of cash acquired of $70,000. Engage also recorded approximately $18.9 million in deferred compensation related to approximately 1.5 million shares of Engage common stock to be issued to certain employee shareholders of Space contingent upon continued employment for a one year period following the date of acquisition. Lastly, contingent consideration, comprised of approximately 1.4 million shares of Engage common stock, has been placed in escrow to satisfy certain performance objectives by Space. At July 31, 2001 and 2002, respectively, the performance goals were not met by Space.

In September 2000, Engage completed its acquisition of MediaBridge. The total purchase price for MediaBridge was valued at approximately $219.1 million consisting of approximately 11.7 million shares of Engage common stock valued at approximately $190.1 million, options to purchase Engage common stock valued at approximately $31.1 million, direct acquisition costs of approximately $482,000 and net cash acquired of $2.6 million. Of the purchase price, $700,000 was allocated to in-process research and development, which was charged to operations during the first quarter of fiscal 2001. Engage also recorded approximately $7.0 million in deferred compensation related to stock options issued to certain MediaBridge employees. During fiscal year 2001, Engage recorded a $2.9 million adjustment to the goodwill that was originally recorded for the MediaBridge acquisition. The adjustment related principally to accruing additional liabilities related to MediaBridge pre-acquisition contingencies. The additional goodwill recorded will be amortized over the remaining life of the goodwill amortization periods as originally determined for the MediaBridge acquisition. In the fourth quarter of 2001, an impairment charge in the amount of approximately $109.0 million was recorded to write-down MediaBridge goodwill and other intangible assets to fair value (see note 9). In the fourth quarter of 2002, an impairment charge was recorded to write-down the remaining goodwill and other intangible assets.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2000

In August 1999, CMGI completed its acquisition of approximately 81.5% of AltaVista, for approximately 38.0 million CMGI common shares valued at approximately $1.8 billion, approximately 18,000 shares of the Company’s Series D preferred stock, which were converted into approximately 3.7 million shares of CMGI common stock in October 1999 valued at approximately $173.0 million, two three-year notes totaling $220.0 million and the exchange of CMGI and subsidiary stock options for AltaVista stock options. The AltaVista acquisition included the assets and liabilities constituting the AltaVista Internet search service and also included former Compaq subsidiaries Zip2 Corporation and Shopping.com. The shares issued by the Company in connection with the AltaVista acquisition are not registered under the Securities Act of 1933. The total purchase price for AltaVista was valued at approximately $2.4 billion, including costs of acquisition of approximately $4.0 million. The value of the Company’s shares included in the purchase price was recorded net of a weighted average 10% market value discount to reflect the restrictions on transferability.

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

In April 2000, CMGI contributed Flycast and Adsmart to Engage, a majority-owned subsidiary of CMGI. Upon completion of the transaction, CMGI received approximately 64 million shares of Engage common stock, and Flycast and Adsmart became wholly owned subsidiaries of Engage. As a result of the transaction, CMGI’s ownership interest in Engage increased to approximately 87% and CMGI recorded a decrease to its consolidated stockholders’ equity of approximately $54.0 million to reflect this transaction.

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

The acquisitions completed during fiscal years 2002, 2001 and 2000 have been accounted for using the purchase method and, accordingly, the purchase prices have been allocated to the assets purchased and liabilities assumed based upon their fair values at the dates of acquisition. The amounts of the purchase prices allocated to

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill and other identifiable intangible assets are being amortized on a straight-line basis, generally over three years. The acquired companies are included in the Company’s consolidated financial statements from the respective dates of acquisition.

The purchase prices for the fiscal year 2002, 2001 and 2000 acquisitions were allocated as follows:

	Years ended July 31,
	2002	2001	2000
	(in thousands)
Working capital, including cash (cash overdraft) acquired	$26,149	$(11,219)	$115,810
Property and equipment	143	2,468	89,834
Other assets (liabilities), net	18,755	(404)	54,753
Goodwill	—	239,028	5,532,078
Developed technology	—	—	220,418
Other identifiable intangible assets	—	24,300	224,615
In-process research and development	—	700	64,437
Minority interest	(744)	—	—

Purchase price	$44,303	$254,873	$6,301,945

Amortization of intangible assets and stock-based compensation consists of the following:

	Years ended July 31,
	2002	2001	2000
	(in thousands)
Amortization of intangible assets	$253,052	$1,488,618	$1,317,591
Amortization of stock-based compensation	2,960	68,291	84,053

Total	$256,012	$1,556,909	$1,401,644

The amortization of intangible assets and impairment of long-lived assets for the years ended July 31, 2002, 2001 and 2000 would have been primarily allocated to general and administrative expense had the Company recorded the expenses within the functional operating expense categories. The amortization of stock-based compensation for the years ended July 31, 2002, 2001 and 2000, respectively, would have been primarily allocated to general and administrative expense had the Company recorded the expenses within the functional department of the employee or director.

The following unaudited pro forma financial information presents the consolidated operations of the Company as if the fiscal year 2002 acquisition of SL Supply Chain had occurred as of the beginning of fiscal year 2001, after giving effect to certain adjustments including the elimination of SL Supply Chain’s amortization of goodwill and non-recurring charges that are not indicative of normal operating results. The fiscal year 2000 pro forma presents the consolidated operations of the Company as if the fiscal year 2000, acquisitions of AltaVista, AdForce, Flycast, Yesmail, Tallán, and uBid had occurred as of the beginning of fiscal 2000, after giving effect to certain adjustments including increased amortization of goodwill and other intangible assets related to the acquisitions and increased interest expense related to long-term debt issued in conjunction with the acquisitions. In-process research and development charges totaling $57.1 million, which were recorded in fiscal 2000 related to the acquisitions of AdForce, Flycast and Yesmail in fiscal 2000, are excluded from the pro forma results as they are non-recurring and not indicative of normal operating results. The unaudited pro forma information excludes the impact of all other fiscal year 2000 and 2001 acquisitions, respectively, since they are not material to the Company’s consolidated financial statements.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions been consummated on the dates assumed and do not project the Company’s results of operations for any future period:

	Years ended July 31,
	2002	2001	2000
	(in thousands, except per share data)
Net revenue	$1,018,894	$1,654,171	$1,188,485
Net loss from continuing operations before extraordinary item	$(587,621)	$(5,419,497)	$(1,870,059)
Net loss available to common stockholders	$(464,276)	$(5,510,503)	$(1,918,717)
Net loss available to common stockholders per share (basic and diluted)	$(1.22)	$(16.72)	$(6.68)

(9)    Impairment of Long-Lived Assets

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

During the first quarter of fiscal year 2002, the Company recorded impairment charges of approximately $9.3 million. These charges included an impairment charge of $6.5 million related to the purchase of certain leased equipment previously held under operating and capital leases by AltaVista (see note 14). The Company also recorded approximately $2.8 million related to impairment of customer base and workforce in place intangible assets at Tallan.

During the second quarter of fiscal year 2002, the Company recorded impairment charges totaling approximately $4.0 million. AltaVista recorded long-lived asset impairment charges totaling approximately $1.1 million related to an adjustment of a previously recorded impairment charge recorded by AltaVista as part of its agreement with Compaq Financial Services Corporation, (now Hewlett-Packard Financial Services Corporation, HPFS) to purchase certain equipment that it had previously leased under operating and capital lease agreements. Tallan recorded an impairment charge totaling approximately $0.6 million resulting from the carrying value of certain other intangible assets, specifically the workforce in place as of the acquisition date, exceeding their estimated fair value at January 31, 2002. The Company also recorded an impairment charge of approximately $2.3 million resulting from a write-off of certain assets which are no longer being utilized by the Company, primarily software and consulting fees capitalized in the development of software for internal use, computer equipment and furniture and fixtures, at the Company’s headquarters.

During the third quarter of fiscal year 2002, the Company recorded impairment charges totaling approximately $3.4 million. During the quarter, the Company recorded an asset impairment charge of approximately $2.8 million related to leasehold improvements that were deemed impaired as a result of AltaVista’s renegotiation of a real estate lease. Under the renegotiated terms, AltaVista reduced the amount of square footage under the lease and forfeited certain leasehold improvements that were located in the leased

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

building. AltaVista deemed these forfeited leasehold improvements to be permanently impaired as the leasehold improvements would not provide any future economic benefit to AltaVista. Additionally, Tallan recorded an impairment of long-lived assets charge of approximately $0.6 million resulting from the carrying value of certain other intangible assets, specifically the workforce in place and the customer list as of the acquisition date, exceeding their estimated fair value at April 30, 2002.

During the fourth quarter of fiscal year 2002, the Company recorded impairment charges totaling approximately $56.4 million. Due to the continued decline in operating and financial metrics, management determined that the carrying value of goodwill and other intangible assets exceeded their estimated fair value. Accordingly, the Company recorded impairment charges of approximately $31.2 million and $23.4 million related to Engage and Tallan, respectively, to adjust the carrying value of their goodwill and intangible balances.

During the first quarter of fiscal 2001, the Company recorded an impairment charge of approximately $69.6 million. Subsequent to October 31, 2000, CMGI announced its decisions to exit the businesses conducted by its subsidiaries iCAST and 1stUp. In connection with these decisions, management determined that the carrying value of certain intangible assets, principally goodwill, were permanently impaired and recorded impairment charges of approximately $3.6 million and $23.3 million related to iCAST and 1stUp, respectively. The Company also recorded other impairment charges during the first quarter of fiscal 2001 totaling approximately $42.7 million, consisting primarily of $16.8 million related to intangible assets of Engage, $8.9 million related to intangible assets of MyWay, and $10.1 million related to intangible assets of ProvisionSoft.

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

As a result of sequential declines in operating results, primarily due to the continued weak overall demand for on-line advertising and marketing services and changes in business strategies, management determined that the carrying value of goodwill and certain other intangible assets of Engage, Yesmail, ProvisionSoft’s subsidiary, AdForce, and AltaVista should be adjusted. Accordingly, the Company recorded an impairment charge of approximately $524.1 million, $350.6 million, $241.8 million and $862.6 million, respectively, totaling $1.98 billion during the second quarter of fiscal 2001 to adjust the carrying value of these intangible assets.

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of fiscal 2001, the Company recorded impairment charges totaling approximately $609.5 million. As a result of a decline in operating and financial metrics at Tallan over the few quarters preceding the third quarter in comparison to the metrics forecasted at the time of acquisition, management determined that the carrying value of certain intangible assets, principally goodwill, were permanently impaired and recorded impairment charges of $497.0 million during the third quarter of fiscal year 2001. In addition, CMGI announced its decision to explore strategic alternatives for the businesses conducted by its subsidiaries, Activate, and AdForce. In connection with these decisions, management determined that the carrying value of certain intangible assets, principally goodwill, were permanently impaired and recorded impairment charges of approximately $30.4 million and $81.4 million related to Activate and AdForce, respectively, during the third quarter of fiscal year 2001.

During the fourth quarter of fiscal year 2001, the Company recorded impairment charges totaling approximately $685.3 million. As a result of the continued decline in operating and financial metrics at certain of the Company’s subsidiaries, management determined that the carrying value of the goodwill and other intangible assets exceeded the estimated fair value. Accordingly, the Company recorded impairment charges of approximately $384.4 million, $123.5 million, $96.0 million, $75.5 million, $4.2 million and $3.6 million related to Engage, AltaVista, MyWay, Tallan, Yesmail and uBid, respectively, to adjust the carrying value of the goodwill and intangible balances.

The impairment factors evaluated by management may change in subsequent periods, given that the Company operates in a volatile business environment. This could result in additional material impairment charges in future periods.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    Restructuring Charges

The following tables summarize the activity in the restructuring accrual for fiscal 2000, 2001 and 2002:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Fiscal 2000 activity:
Q4 Restructuring	$157	$14,613	$—	$14,770
Cash charges	—	—	—	—
Non-cash charges	—	(1,087)	—	(1,087)

Accrued restructuring balance at July 31, 2000	$157	$13,526	—	13,683

Q1 Restructuring	$4,667	$3,678	$496	$8,841
Q2 Restructuring	13,282	67,121	19,628	100,031
Q3 Restructuring	1,732	10,173	2,805	14,710
Q4 Restructuring	6,286	59,591	15,933	81,810
Restructuring adjustments	92	1,293	2,431	3,816
Cash charges	(23,087)	(47,301)	924	(69,464)
Non-cash charges	—	(20,894)	(42,217)	(63,111)

Accrued restructuring balance at July 31, 2001	$3,129	$87,187	$—	$90,316

Q1 Restructuring	5,916	13,621	18,589	38,126
Q2 Restructuring	1,140	235	662	2,037
Q3 Restructuring	918	3,456	400	4,774
Q4 Restructuring	3,965	6,732	1,858	12,555
Restructuring adjustments	(132)	(31,151)	—	(31,283)
Cash charges	(9,688)	(46,478)	—	(56,166)
Non-cash charges	—	(10,121)	(21,509)	(31,630)

Accrued restructuring balance at July 31, 2002	$5,248	$23,481	$—	$28,729

The Company anticipates that the remaining restructuring accruals will be settled by March 2004. It is expected that the payments of employee-related expenses will be substantially complete within three months. The remaining contractual obligations primarily relate to facilities and equipment lease obligations.

The net restructuring charges (benefits) for the fiscal years ended July 31, 2002, 2001 and 2000 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Years Ended July 31,
	2002	2001	2000
	(in thousands)
Cost of revenue	$(12,585)	$96,703	$2,071
Research and development	4,520	16,894	44
Selling	10,017	31,070	12,304
General and administrative	24,257	64,541	351

	$26,209	$209,208	$14,770

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal year ended July 31, 2002, the Company recorded net restructuring charges totaling approximately $26.2 million in accordance with EITF Issue No. 94-3 and SAB No. 100.

The Company’s restructuring initiatives involved strategic decisions to exit certain businesses and to reposition certain core businesses. Restructuring charges consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries to increase operational efficiencies, improve margins and further reduce expenses. Severance charges include employee termination costs as a result of a reduction in workforce, and salary expense for certain employees involved in the restructuring efforts. Employees affected by the restructuring were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The asset impairment charges primarily related to the write-off of property and equipment.

During the first quarter of fiscal year 2002, Engage incurred approximately $12.5 million of restructuring charges, which were primarily a result of the closing of its media operations and its implementation of a restructuring plan designed to reduce its corporate overhead costs through reductions in the size of its staff. The closing of the media business resulted in severance costs for approximately 232 employees and contract termination costs to exit facility and equipment leases. Also during the first quarter of fiscal year 2002, AltaVista incurred restructuring charges of approximately $10.0 million, which were primarily a result of a change in its business strategy from a portal-based business model to an Internet and enterprise search business model. The restructuring charges were primarily related to severance costs for a workforce reduction of approximately 120 employees, costs associated with the closing of its Irvine, California office location, and the write-off of an information systems software package. As part of its lease renegotiation, AltaVista transferred approximately 275,000 CMGI shares, that were held by AltaVista, to the landlord. In addition, MyWay incurred approximately $5.9 million in restructuring charges primarily related to the write-off of property and equipment, as well as the termination of customer and vendor contracts. Tallan incurred restructuring charges of approximately $4.0 million that primarily related to severance costs associated with a reduction in its workforce of approximately 72 persons, as well as costs associated with the closing of five office locations. NaviPath, incurred restructuring charges of approximately $3.1 million that primarily related to severance costs and legal and other professional fees incurred in connection with the cessation of its operations. The Company also recorded approximately $2.2 million in restructuring charges related to the write-off of property and equipment, and costs to exit facility leases in Europe.

Also during the first quarter of fiscal year 2002, the Company settled certain vendor and customer contractual obligations for amounts less than originally estimated. As a result, the Company recorded a restructuring adjustment of approximately $20.5 million to the accrued restructuring balance at July 31, 2001, primarily related to payments by NaviPath to terminate purchase commitments and service contracts for amounts less than originally estimated.

During the second quarter of fiscal year 2002, the Company recorded approximately $2.0 million in restructuring expenses primarily related to AltaVista, MyWay and its corporate headquarters. AltaVista incurred restructuring charges of approximately $0.8 million primarily related to the write-off of fixed assets resulting from AltaVista’s decision to shut-down its European data center. MyWay incurred restructuring expenses of $0.4 million related to the termination of certain customer and vendor contracts in connection with the cessation of its operations. The restructuring charge incurred at the Company’s headquarters of approximately $0.6 million related to severance costs from the termination of approximately 70 employees as part of a plan to reduce Corporate overhead costs.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also during the second quarter of fiscal year 2002, the Company settled certain vendor and customer contractual obligations for amounts less than originally anticipated and recorded a reduction of previously recorded restructuring estimates. This resulted in restructuring adjustments of approximately $7.4 million primarily related to settlements negotiated by NaviPath, Engage, Tribal Voice, Inc., MyWay and CMGI @Ventures with their respective customers and vendors for amounts less than originally estimated.

During the third quarter of fiscal year 2002, the Company recorded approximately $4.8 million in restructuring expenses primarily related to AltaVista, MyWay and its corporate headquarters. AltaVista recorded restructuring charges of approximately $3.6 million primarily related to an adjustment of a previously recorded restructuring charge for vacant space in a facility, as a result of AltaVista’s decision to move from a portal-based business model to an Internet and enterprise search business model. During the third quarter of fiscal year 2002, AltaVista recorded a restructuring charge in connection with its renegotiation of a real estate lease. MyWay incurred restructuring expenses of $0.5 million primarily related to severance costs resulting from the termination of remaining employees. The restructuring charge at the Company’s headquarters in the third quarter of fiscal year 2002, totaled approximately $0.6 million, and primarily related to severence costs associated with the termination of employees.

These restructuring charges recorded were partially offset by a reversal of approximately $0.2 million at Engage. During the third quarter of fiscal year 2002, Engage settled certain vendor and customer contractual obligations for amounts less than originally anticipated and recorded a reversal of previously recorded restructuring expense.

During the fourth quarter of fiscal year 2002, the Company recorded approximately $12.6 million in restructuring expenses primarily related to Engage, AltaVista and the Company’s European headquarters. Engage incurred approximately $2.5 million of restructuring charges, as a result of its restructuring plan to reduce its corporate overhead costs through reductions in the size of its staff. This resulted in severance costs from the termination of approximately 70 employees. AltaVista incurred approximately $4.0 million of restructuring charges, which were primarily related to additional costs associated with the closing of its Irvine office location, severance costs in connection with a reduction in its workforce of approximately 42 employees, and the write-off of unutilized fixed assets due to restructuring activities. The Company also recorded approximately $4.1 million of restructuring charges primarily related to severance costs, the write-off of property and equipment; and costs incurred to exit facility leases in Europe.

Also during the fourth quarter of fiscal year 2002, the Company settled certain vendor and customer contractual obligations for amounts less than originally estimated and recorded an adjustment to its previously recorded restructuring expense of approximately $2.8 million, primarily related to settlements negotiated by Engage, AltaVista and the Company’s European headquarters with their respective customers and vendors for amounts less than originally estimated.

During the fiscal year ended July 31, 2001, the Company recorded net restructuring charges totaling approximately $209.2 million.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of fiscal year 2001, Engage incurred approximately $4.1 million of restructuring charges, as a result of efforts to bring costs in line with revenue and improve overall financial performance. In connection with this effort, Engage incurred severance costs from the termination of approximately 170 employees, accrued future lease costs for unutilized office space and wrote-off leasehold improvements at closed office locations. Also during the first quarter of fiscal year 2001, AltaVista incurred restructuring charges of approximately $4.7 million, which were primarily related to severance costs in connection with a reduction in workforce, costs related to the termination of a contract with a significant customer, as well as other contracts due to the transition of its business strategy from a portal-based business model to an Internet and enterprise search business model.

During the second quarter of fiscal year 2001, Engage incurred approximately $16.8 million of restructuring charges, primarily related to severance costs associated with a reduction in its workforce of approximately 275 persons, accrued future lease costs and the write-off of leasehold improvements and furniture and fixtures for closed office locations. Also during the second quarter of fiscal year 2001, AltaVista incurred restructuring charges of approximately $30.3 million, primarily related to severance costs in connection with a reduction in workforce, contract terminations costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. In addition, MyWay incurred approximately $17.3 million in restructuring charges primarily related to the write-off of property and equipment, as well as the termination of customer and vendor contracts. Navipath incurred approximately $8.2 million in restructuring charges in connection with the termination of bandwidth agreements. The Company also recorded restructuring charges of approximately $12.3 million,  $8.1 million, $2.4 million and $4.5 million, respectively (totaling $27.3 million) during the second quarter of fiscal 2001, as a result of its decision to close the operations at iCAST, AdForce, ExchangePath and 1stUp.

During the third quarter of fiscal year 2001, Engage incurred approximately $5.6 million of restructuring charges, primarily related to severance costs associated with a reduction in its workforce of approximately 90 persons, accrued future lease costs and the write-off of leasehold improvements and furniture and fixtures related to closing additional office locations. Also, during the third quarter of fiscal year 2001, AltaVista incurred restructuring charges of approximately $7.9 million, primarily related to severance costs for a reduction in its workforce, and contract terminations costs to exit facility leases. In addition, Tallan incurred approximately  $0.7 million of restructuring charges, primarily related to severance costs associated with a reduction in its workforce.

During the third quarter of fiscal 2001, the Company settled certain employee related expenses and contractual obligations for amounts greater than originally anticipated. As a result, the Company recorded a restructuring adjustment of approximately $3.8 million to the second quarter of fiscal 2001 restructuring, primarily related to an additional payment made by AltaVista to a third party to terminate a service contract.

During the fourth quarter of fiscal year 2001, Engage incurred approximately $4.4 million of restructuring charges, primarily related to severance costs associated with a reduction in its workforce, accrued future lease costs and the write-off of leasehold fixed assets for closed office locations. Also, during the fourth quarter of fiscal year 2001, AltaVista incurred restructuring charges of approximately $2.2 million, primarily related to the shut-down of its European data center. Tallan incurred approximately $0.5 million of restructuring charges, primarily related to severance costs associated with a reduction in its workforce, accrued future lease costs and the write-off of furniture and fixtures for closed office locations. Navipath incurred approximately $52.3 million of restructuring charges, primarily related to severance costs associated with a reduction in its workforce, accrued future lease costs, the write-off of fixed assets, and the termination of customer and vendor contracts, principally telco commitments. AdForce incurred additional restructuring charges, primarily related to severance costs and the write down of fixed assets. The Company also recorded approximately $7.6 million and $3.5 million, related to severance costs and future lease commitments of the Company’s European corporate operations and CMGI @Ventures, respectively.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)    CMGI @Ventures Investments

The Company’s first Internet venture fund, CMG@Ventures I was formed in February 1996. The Company owns 100% of the capital and is entitled to approximately 77.5% of the cumulative net profits of CMG@Ventures I. The Company completed its $35 million commitment to this fund during fiscal year 1997. The Company’s second Internet venture fund, CMG@Ventures II, was formed during fiscal year 1997. The Company owns 100% of the capital and is entitled to approximately 80% of cumulative net profits of CMG@Ventures II. The remaining interest in these investments are attributed to profit members, including David Wetherell, the Company’s Chairman and former Chief Executive Officer. The Company is responsible for all operating expenses of CMG@Ventures I and CMG@Ventures II. CMG@Ventures II invested a total of approximately $7.3 million in four companies during fiscal year 2000, approximately $1.8 million in two companies during fiscal year 2001 and did not invest in any companies during fiscal year 2002.

In fiscal year 1999, CMGI formed the @Ventures III venture capital fund (@Ventures III Fund). The @Ventures III Fund secured capital commitments from outside investors, and CMGI, to be invested in emerging Internet service and technology companies. The @Ventures III Fund consists of four entities, which co-invest in each investment made by the @Ventures III Fund. Approximately 78% of each investment made by the @Ventures III Fund is made by two entities, @Ventures III, L.P. and @Ventures Foreign Fund III, L.P. CMGI does not have a direct ownership interest in either of these entities, but CMGI is entitled to approximately 2% of the cumulative net capital gains realized by both entities (after return of certain priority amounts to the investors in such entities) as a result of its ownership of an approximately 10% interest in the general partner of each of such entities, @Ventures Partners, III, LLC (@Ventures Partners III). The Company has committed to contribute up to $56 million to its limited liability company subsidiary, CMG@Ventures III, equal to 19.9% of total amounts committed to the @Ventures III Fund, of which approximately $54.6 million has been funded as of July 31, 2002. CMGI owns 100% of the capital and is entitled to approximately 80% of the cumulative net capital gains realized by CMG@Ventures III. @Ventures Partners III is entitled to the remaining 20% of the net capital gains realized by CMG@Ventures III. The remaining 2% invested in each @Ventures III Fund investment is provided by a fourth entity, @Ventures Investors, LLC, in which CMGI has no interest. The Company’s Chairman and former Chief Executive Officer has an individual ownership interest in @Ventures Investors and, as a member of @Ventures Partners III, is entitled to a portion of net gains distributed to @Ventures Partners III. CMG@Ventures III invested a total of approximately $29.7 million in 25 companies during fiscal year 2000, approximately $300,000 in one company during fiscal 2001, and did not invest in any companies during fiscal year 2002.

During fiscal year 2000, CMGI formed an expansion fund to the @Ventures III Fund to provide follow-on financing to existing @Venture III Fund investee companies pursuant to which CMGI’s commitment increased by $38.2 million through its limited liability company subsidiary CMG@Ventures Expansion. In fiscal year 2002 this amount was reduced to $20.1 million, of which $15.6 million has been funded as of July 31, 2002. CMG@Ventures Expansion has a structure that is substantially identical to the @Ventures III Fund, and CMGI’s interests in said fund are comparable to its interests in the @Ventures III Fund. CMG@Ventures Expansion invested a total of approximately $9.3 million in fourteen companies during fiscal year 2000, approximately $4.3 million in nine companies in fiscal year 2001, and approximately $.4 million in two companies during fiscal year 2002.

Also during fiscal year 2000, CMGI announced the formation of three new venture capital funds: CMGI@Ventures IV, CMGI @Ventures B2B, LLC (the B2B Fund) and CMGI @Ventures Technology Fund, LLC (the Tech Fund). CMGI owns 100% of the capital and is entitled to a percentage (ranging from approximately 80% to approximately 92.5%) of the net capital gains realized by CMGI@Ventures IV, the B2B Fund and the Tech Fund. During fiscal year 2000, CMGI@Ventures IV, the B2B Fund, and the Tech Fund invested approximately $28.9 million, $155.0 million and $37.3 million in three, eleven and six companies, respectively.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2001, the B2B Fund and the Tech Fund were merged with and into CMGI @Ventures IV, creating a single evergreen fund. During fiscal year 2001, CMGI@Ventures IV invested $43.7 million in nine companies. During fiscal year 2002, CMGI@Ventures IV invested $7.8 million in four companies.

(12)    Gains on Issuance of Stock by Subsidiaries and Affiliates

The following schedule reflects the components of “Gains on issuance of stock by subsidiaries and affiliates”:

	Years ended July 31,
	2002	2001	2000
	(in thousands)
Gain on stock issuance by NaviSite	$—	$198	$51,279
Gain on stock issuance by Vicinity	—	695	20,903
Gain on stock issuance by Engage	—	120,901	8,205

	$—	$121,794	$80,387

For the fiscal year ended July 31, 2001, gain on issuance of stock by Engage primarily related to the issuance of approximately 14.9 million shares of common stock by Engage valued at approximately $225.6 million in its acquisitions of Space and MediaBridge. The Company’s ownership interest in Engage decreased from approximately 86% to approximately 78% primarily as a result of these stock issuances. The Company provided for deferred income taxes resulting from the gains on issuance of stock by Engage.

For the fiscal year ended July 31, 2000, gain on issuance of stock by NaviSite related primarily to the issuance of approximately 12.8 million shares of NaviSite’s common stock in its initial public offering at a price of $7 per share, raising approximately $80.4 million in net proceeds for NaviSite. The Company recorded a pre-tax gain of approximately $51.9 million as a result of the initial public offering. As a result, the Company’s ownership interest in NaviSite was reduced from approximately 89% to approximately 69%. The Company provided for deferred income taxes resulting from the gain on issuance of stock by NaviSite.

Also during the fiscal year ended July 31, 2000, the Company’s affiliate, Vicinity, completed its initial public offering of common stock, issuing approximately 8.0 million shares at a price of $17 per share, raising approximately $126.1 million in net proceeds for Vicinity. As a result of the initial public offering, the Company’s ownership interest in Vicinity was reduced from approximately 29% to approximately 21%. The Company recorded a pre-tax gain of approximately $20.9 million as a result of this initial public offering. The gain was recorded net of the interests attributable to CMG@Ventures I’s and CMG@Ventures II’s profit members. The Company provided for deferred income taxes resulting from the gain on issuance of stock by Vicinity.

Also during the fiscal year ended July 31, 2000, gain on issuance of stock by Engage, related primarily to the issuance of approximately 1.7 million shares of its common stock to Compaq at a price of $15 per share, raising approximately $24.2 million in net proceeds for Engage. The Company recorded a pre-tax gain of approximately $12.6 million as a result of the issuance of stock by Engage to Compaq. The Company’s ownership interest in Engage remained approximately 87% as a result of the Compaq transaction. The Company provided for deferred income taxes resulting from the gain on issuance of stock by Engage.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)    Other Gains (Losses), Net

The following schedule reflects the components of “Other gains (losses), net”:

	Years ended July 31,
	2002	2001	2000
	(in thousands)
Gain (loss) on sales of marketable securities	$(31,945)	$288,491	$505,965
Gain on derivative and sale of hedged Yahoo!, Inc. shares	53,897	48,234	—
Gain on sale of investment in eGroups, Inc.	—	8,114	—
Gain on sale of @ Ventures investments	—	—	53,641
Loss on impairment of marketable securities	(2,526)	(498,313)	(35,000)
Loss on impairment of investments in affiliates	(44,650)	(148,919)	(3,332)
Loss on sale of Activate.Net Corporation, Inc.	(21,444)	—	—
Loss on sale of Raging Bull, Inc.	—	(95,896)	—
Loss on sale of Signatures SNI, Inc.	—	(18,499)	—
Gain on sale of real estate holding	—	19,801	—
Loss on mark-to-market adjustment for trading security	(20,683)	—	—
Other, net	(1,152)	(12,108)	3,991

	$(68,503)	$(409,095)	$525,265

During fiscal year 2002, the Company sold marketable securities for total proceeds of approximately $20.6 million and recorded a net pre-tax loss of approximately $31.9 million on these sales. These sales primarily consisted of approximately 7.1 million shares of Primedia, Inc. stock for proceeds of approximately $15.9 million, approximately 356,000 shares of MKTG Services Group, Inc. stock for total proceeds of approximately $1.1 million, approximately 3.7 million shares of Divine stock for total proceeds of approximately $2.8 million and approximately 3.2 million shares of NexPrise, Inc. (NexPrise, formerly Ventro Corporation) stock for total proceeds of approximately $0.8 million.

On August 1, 2001, the Company settled the final tranche of its borrowing arrangement that hedged a portion of the Company’s investment in Yahoo! stock. The Company delivered 581,499 shares of Yahoo! stock and recognized a pre-tax gain of approximately $53.9 million. (See note 14)

During the fiscal year ended July 31, 2002, the Company recorded net impairment charges of approximately $44.7 million for other-than-temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV.

In September 2001, the Company completed the sale of its majority-owned subsidiary, Activate.Net Corporation (Activate), to Loudeye Technologies, Inc. and recorded a pre-tax loss of approximately $21.4 million.

During fiscal year 2002, the Company recorded a $20.7 million loss on the mark-to-market adjustment of a trading security. (See note 16).

During fiscal year 2001, the Company sold marketable securities for total proceeds of approximately $973.7 million and recorded a net pre-tax gain of approximately $288.5 million on these sales. These sales primarily consisted of approximately 8.4 million shares of Lycos stock for proceeds of approximately $394.7 million, approximately 241.0 million shares of PCCW stock for proceeds of approximately $190.2 million, approximately 3.7 million shares of Kana stock for proceeds of approximately $137.6 million, approximately 6.8 million shares of Terra Networks stock for proceeds of approximately $78.3 million and approximately 1.3 million shares of Critical Path stock for proceeds of approximately $72.8 million.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal year ended July 31, 2001, the Company recorded impairment charges related to its available-for-sale securities and other marketable securities. These charges primarily consisted of approximately $187.5 million, $145.7 million, $49.3 million, $40.5 million, $29.6 million and $25.4 million of impairment charges related to the Company’s holdings of shares of PCCW, Primedia, Hollywood Entertainment, MSGI, Netcentives and Divine, respectively.

During the fiscal year ended July 31, 2001, the Company recorded an impairment charge of approximately $148.9 million for other than temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV.

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

During fiscal year 2000, the Company sold approximately 9.1 million shares of Yahoo! stock on the open market for proceeds of approximately $1.1 billion and recorded a pre-tax gain of approximately $499.5 million on these sales. In addition, the Company recorded a pre-tax gain of approximately $53.6 million on the sale of its investment in Half.com to eBay and a pre-tax loss of approximately $35.0 million on the write-down of the carrying value of an available-for-sale security. The Company’s subsidiary, CMGI@Ventures IV converted its holdings in Half.com into approximately 1.5 million shares of eBay stock valued at a total of approximately $61.2 million. This gain was recorded net of the 20% interest attributable to CMGI@Ventures IV’s profit members.

(14)    Borrowing Arrangements

At July 31, 2002, notes payable totaling approximately $94.3 million consisted of an obligation incurred in conjunction with the retirement of the Series C Convertible Preferred Stock (see note 16). At July 31, 2001, notes payable totaling approximately $33.6 million consisted of a borrowing arrangement entered into in connection with a hedge of the Company’s investment in Yahoo! common stock discussed below.

In August 1999, the Company issued two three-year notes totaling $220.0 million to Compaq (now HP) as consideration for the Company’s acquisition of AltaVista. The notes bore interest at an annual rate of 10.5% and were due and payable in full in August 2002. Interest was due and payable semiannually on each February 18 and August 18 until the notes were paid in full. Principal and interest payments due on the notes were payable in cash, shares of the Company’s common stock, other marketable securities, or any combination thereof at the option of CMGI.

In March 2000, the Company issued three short-term promissory notes totaling approximately $376.9 million as consideration for the Company’s acquisition of Tallán. During fiscal year 2001, the Company issued approximately 30.2 million shares of its common stock as payment of the principal and interest associated with these notes.

In April 2000, the Company entered into a borrowing arrangement that hedges a portion of the Company’s investment in common stock of Yahoo!. Under the terms of the contract, the Company agreed to deliver, at its discretion, either cash or Yahoo! common stock in three separate tranches, with maturity dates ranging from August 2000 to February 2001. The Company executed the first tranche in April 2000 and received

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $106.4 million. The Company subsequently settled this tranche through the delivery of 581,499 shares of Yahoo! common stock in August 2000. In May 2000, the Company received approximately $68.5 million and $5.7 million upon the execution of the second and third tranches, respectively. The Company settled the second tranche for cash totaling approximately $33.6 million in October 2000. The Company settled the third tranche through the delivery of 47,684 shares of Yahoo! common stock in February 2001. In November 2000, the Company entered into a new agreement to hedge the Company’s investment in 581,499 shares of Yahoo! common stock. The Company received approximately $31.5 million of cash in connection with this agreement. On August 1, 2001, the Company settled its remaining hedge arrangement on its shares of Yahoo! common stock through the delivery of 581,499 shares of Yahoo! common stock.

In October 2001, the Company and its majority-owned subsidiaries, AltaVista and NaviSite, entered into agreements with HP, a significant stockholder of CMGI, and its wholly owned subsidiary, Hewlett-Packard Financial Services (HPFS), formerly Compaq Financial Services. NaviSite purchased and recorded equipment from HPFS effective August 1, 2001, with a fair market value of $9.6 million, previously leased by NaviSite under operating lease agreements expiring through 2003, in exchange for a note payable of approximately  $35.0 million. Accordingly, as the fair value of the equipment, based on an independent appraisal, was less than the associated debt obligation, NaviSite recorded an impairment charge on long-lived assets in the first quarter of fiscal 2002 of approximately $27.4 million. The $35.0 million due to HPFS was executed in the form of a convertible note payable to HPFS in the total amount of $55.0 million on November 8, 2001, as described below.

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

In November 2001, as part of the agreement with HPFS, NaviSite received $20.0 million in cash from HPFS in exchange for a six-year convertible note payable. This note, which also relates to the $35.0 million equipment purchase described above, bears interest at 12% and requires payment of interest only for the first three years from the date of issuance. A portion of the interest payable to HPFS in the first two years may be paid in NaviSite common stock. Principal and interest payments are due on a straight-line basis commencing in year four until maturity on the sixth anniversary from the issuance date. The convertible note payable is secured by substantially all assets of NaviSite and cannot be prepaid. The principal balance may be converted into NaviSite common stock at the option of the holder at any time prior to maturity at a conversion rate of $0.26 per share. The conversion rate of $0.26 results in beneficial conversion rights for HPFS. The intrinsic value of the beneficial conversion rights amounted to approximately $36.0 million, which has been reflected as a reduction of the carrying value of the convertible notes payable and will be amortized into interest expense over the life of the notes. As of July 31, 2002, approximately $4.3 million has been amortized into interest expense.

In November 2001, as part of these agreements, HP agreed to deem the Company’s $220.0 million in face amounts of notes payable, plus the accrued interest thereon, paid in full in exchange for $75.0 million in cash, approximately 4.5 million shares of CMGI common stock and CMGI’s 49% ownership interest in its affiliate, B2E Solutions, LLC, of which HP had previously owned the remaining 51%. As a result, the Company recorded an extraordinary gain of approximately $131.3 million, net of income taxes million related to the extinguishment of the Company’s $220.0 million in face amounts of notes payable to HP. The gain was calculated as the difference between the carrying value of the notes payable plus accrued interest thereon, less the carrying value

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the consideration exchanged. The carrying value of the consideration approximated fair market value at the date of the transaction.

SalesLink has a revolving credit agreement with a bank. The revolving credit agreement provides for the option of interest at LIBOR or Prime, plus in either case, an applicable margin based on SalesLink’s leverage ratio. The effective interest rates were 3.875% and 7.25% at July 31, 2002 and 2001, respectively.

At July 31, 2002 and 2001, SalesLink’s revolving line of credit availability totaled $13.0 million and $9.0 million, respectively, of which approximately $2,130,000 and $500,000 had been reserved in support of outstanding letters of credit for operating leases. Approximately $10.9 million and $8.5 million of the line of credit was available at July 31, 2002 and 2001, respectively.

SL Supply Chain has a mortgage arrangement with a bank in Ireland. The mortgage provides for interest at the One Month EURIBOR, plus 1.75%. The effective interest rate was approximately 5.10% at July 31, 2002. The mortgage arrangement matures in 2015 and is secured by the mortgaged property as well as the borrower’s assets.

SalesLink’s term notes payable to a bank provide for the option of interest at LIBOR or Prime, plus in either case, an applicable margin based on SalesLink’s leverage ratio (3.875% and 7.25% effective rates at July 31, 2002 and 2001, respectively). The bank term notes outstanding at July 31, 2002 provide for repayment in quarterly installments through October 2005.

In fiscal year 2001, the obligations of SalesLink, under its bank line of credit and bank term loans were guaranteed by CMGI. SalesLink had no violations of its debt covenants as of July 31, 2002. As of July 31, 2001, SalesLink was not in compliance with a certain covenant of its borrowing arrangements.

Maturities of long-term debt are approximated as follows: 2003, $95.6 million; 2004, $1.9 million; 2005, $1.6 million; 2006, $3.4 million; 2007, $0.1 million; and thereafter, $0.9 million.

Long-term debt consists of the following:

	July 31,
	2002	2001
	(in thousands)
Notes payable to Hewlett-Packard Company	$—	$220,000
Term notes payable to a bank issued by SalesLink	7,363	7,363
Mortgage arrangement to a bank issued by SL Supply Chain	1,646	—
Other	251	664

	9,260	228,027
Less: Current portion	1,370	6,213

	$7,890	$221,814

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    Commitments and Contingencies

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2013. Future minimum contractual payments as of July 31, 2002 are as follows:

	Operating Leases	Stadium	Other Contractual Obligations	Total
	(in thousands)
For the fiscal years ended July 31:
2003	$37,113	$1,600	$3,778	$42,491
2004	22,701	1,600	1,100	25,401
2005	20,674	1,600	250	22,524
2006	18,241	1,600	—	19,841
2007	13,735	1,600	—	15,335
Thereafter	39,613	12,800	—	52,413

	$152,077	$20,800	$5,128	$178,005

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $10.3 million.

The Company leases facilities and certain machinery and equipment under non-cancelable capital lease arrangements, which are not included in the table above. The present value of net minimum capital lease obligations were $1.8 million and $23.6 million as of July 31, 2002 and 2001, respectively.

Total rent and equipment lease expense charged to continuing operations was approximately $41.0 million, $108.4 million, and $60.5 million for the years ended July 31, 2002, 2001 and 2000, respectively.

In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium, for a period of fifteen years. Under the terms of the original sponsorship agreement, the Company was scheduled to pay $7.6 million per year for the first ten years, with consumer price index adjustments for years eleven through fifteen, in return for the naming and sponsorship rights. In August 2002, the Company agreed with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and retained more limited marketing rights in exchange for a series of annual payments of $1.6 million per year beginning in 2003 and ending in 2015.

From time to time the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries. These guarantees require that in the event that the CMGI subsidiary company cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. As of July 31, 2002 and 2001, the Company had outstanding guarantees of subsidiary indebtedness to vendors totaling approximately $15.2 million and $20.7 million, respectively.

Other contractual obligations primarily consist of an agreement between AltaVista and DoubleClick, Inc. (DoubleClick). Under this agreement, AltaVista is contractually obligated to use a portion of DoubleClick’s ad-serving technology through December 31, 2004. AltaVista estimates its remaining contractual obligation to DoubleClick from the period August 1, 2002 through December 31, 2004 will not exceed $3.3 million.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its subsidiaries are subject to legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

In December 1999, Neil Braun, a former officer of iCAST Corporation, a wholly owned subsidiary of the Company (“iCAST”), filed a complaint in United States District Court, Southern District of New York naming the Company, iCAST and David S. Wetherell as defendants. In the complaint, Mr. Braun alleged breach of contract regarding his termination from iCAST and claimed that he was entitled to acceleration of options to purchase CMGI common stock and iCAST common stock, upon his termination, under contract and promissory estoppel principles. Mr. Braun also claimed that, under quantum meruit principles, he was entitled to lost compensation. Mr. Braun sought damages of approximately $50 million and requested specific performance of the acceleration and exercise of options. In August 2001, the Court (i) granted summary judgment dismissing Mr. Wetherell as a defendant and (ii) granted summary judgment, disposing of Mr. Braun’s contract claim. In February 2002, the Court granted summary judgment disposing of Mr. Braun’s promissory estoppel claim. Trial on the quantum meruit claim was held in March 2002 and the jury returned a verdict in favor of Mr. Braun and against the Company in the amount of $113,482.24. As to iCAST, the jury found that Mr. Braun had not proven his claim. The Company filed a motion for directed verdict, which motion sought to set aside the jury verdict against the Company. Such motion was denied. In May 2002, Mr. Braun appealed the Court’s dismissal of his contract and promissory estoppel claims against iCAST and the Company. Full briefing on the appeal is not yet complete and no argument date has yet been set.

In August 2001, Jeffrey Black, a former employee of AltaVista, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of the termination of Mr. Black’s employment with AltaVista. As set forth in the complaint, Mr. Black is seeking monetary damages in excess of $70 million. The Company and AltaVista each believes that these claims are without merit and plans to vigorously defend against these claims. In March 2002, the court ordered the entire case to binding arbitration in California. In June 2002, Mr. Black petitioned the California Court of Appeal for a writ prohibiting enforcement of the order compelling arbitration of his cause of action for wrongful termination in violation of public policy. In July 2002, the Court of Appeal denied Mr. Black’s petition. In August 2002, Mr. Black submitted the matter before the American Arbitration Association. The arbitrator was appointed on October 7, 2002. A date for the arbitration has not yet been set.

On January 28, 2002, Mark Nutritionals, Inc. (“MNI”) filed suit against AltaVista in the United States District Court for the Western District of Texas, San Antonio Division. The claims against AltaVista include unfair competition and trademark infringement and dilution, under both federal law and the laws of the State of Texas. MNI is seeking compensatory damages in the amount of $10,000,000 and punitive damages. AltaVista believes that these claims are without merit and plans to vigorously defend against these claims. AltaVista filed its answer on March 1, 2002, denying the allegations. AltaVista is entitled to indemnification by a third party with respect to this matter.

On April 16, 2002, NCR Corporation filed a complaint in the United States District Court for the Northern District of Illinois against uBid. The complaint alleges that uBid has infringed four patents held by NCR and seeks unspecified monetary damages and injunctive relief. uBid believes that these claims are without merit and plans to vigorously defend against these claims. On May 28, 2002, uBid filed its answer to the complaint, denying the allegations.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 26, 2002, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, Engage and the individual members of the Board of Directors of Engage (David S. Wetherell, George A. McMillan, Christopher M. Cuddy, Edward M. Bennett and Peter J. Rice). The complaint alleges, among other things, breaches of fiduciary duties by the Company and the individual defendants, and violations of Delaware law. The complaint requests, among other things, that the court (i) enjoin Engage from effecting a proposed reverse stock split, (ii) enjoin the issuance of shares of Engage common stock to the Company upon conversion of promissory notes previously issued by Engage to the Company, (iii) award rescissory relief if the reverse stock split and stock issuances are consummated, and (iv) award the plaintiff compensatory damages, attorneys’ fees and expenses. On February 28, 2002, the Delaware Court of Chancery denied a request by the plaintiffs for the scheduling of a preliminary injunction hearing, and denied a request to allow expedited discovery in the lawsuit. In May 2002, the plaintiffs filed an amended complaint. In addition to the requests stated in the original complaint, the amended complaint requests that the court (i) enjoin a proposed merger by and among the Company, a wholly owned subsidiary of the Company and Engage (the “Merger”), and (ii) declare the Merger not to be entirely fair to the plaintiffs. On August 2, 2002, this matter was consolidated with the related matters set forth in the following two paragraphs. In light of the September 9, 2002 transaction in which the Company divested all of its equity and debt ownership interests in Engage, on October 18, 2002, all parties submitted to the Court a stipulated order agreeing to dismiss, with prejudice as to the named plaintiffs only, this matter as moot. The stipulated order further provides that the Court shall retain jurisdiction over the matter to consider any application for attorney’s fees and expenses submitted by plaintiffs or their counsel.

On May 21, 2002, a purported class action lawsuit was filed with the Court of Chancery of the State of Delaware against the Company, Engage and the individual members of the Board of Directors of Engage (David S. Wetherell, George A. McMillan, Christopher M. Cuddy, Edward M. Bennett and Peter J. Rice). The complaint alleges, among other things, breaches of fiduciary duties. The complaint requests, among other things, that the Court (i) enjoin, preliminarily and permanently, the Merger, (ii) rescind the Merger (in the event it is consummated) or grant the plaintiffs rescissory damages, (iii) direct that the defendants account to plaintiffs for all damages caused to the plaintiffs and any special benefits obtained as a result of alleged unlawful conduct, and (iv) award the plaintiffs the costs and disbursements (including attorneys’ fees) relating to this action. On August 2, 2002, this matter was consolidated with the related matters set forth in the following and preceding paragraphs. In light of the September 9, 2002 transaction in which the Company divested all of its equity and debt ownership interests in Engage, on October 18, 2002, all parties submitted to the Court a stipulated order agreeing to dismiss, with prejudice as to the named plaintiffs only, this matter as moot. The stipulated order further provides that the Court shall retain jurisdiction over the matter to consider any application for attorney’s fees and expenses submitted by plaintiffs or their counsel.

On May 21, 2002, another purported class action lawsuit was filed with the Court of Chancery of the State of Delaware against the Company, Engage and Robert W. Bartlett, Jr., Edward A. Bennett, Christopher M. Cuddy, George A. McMillan, Peter M. Rice, David S. Wetherell and Andrew J. Zimmon (officers and directors of Engage). The complaint alleges, among other things, breaches of fiduciary duties. The complaint requests, among other things, that the Court (i) enjoin, preliminarily and permanently, the Merger, (ii) rescind the Merger (in the event it is consummated) or grant the plaintiffs rescissory damages, (iii) direct that the defendants account to plaintiffs for all profits and any special benefits obtained as a result of alleged unlawful conduct, and (iv) award the plaintiffs the costs and disbursements (including attorneys’ and experts’ fees) relating to this action. On August 2, 2002, this matter was consolidated with the related matters set forth in the preceding two paragraphs. In light of the September 9, 2002 transaction in which the Company divested all of its equity and debt ownership interests in Engage, on October 18, 2002, all parties submitted to the Court a stipulated order agreeing to dismiss, with prejudice as to the named plaintiffs only, this matter as moot. The stipulated order further provides that the Court shall retain jurisdiction over the matter to consider any application for attorney’s fees and expenses submitted by plaintiffs or their counsel.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is also a party to litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operation or financial condition.

(16)    Retirement of Series C Convertible Preferred Stock

On June 29, 1999, CMGI completed a $375 million private placement of 375,000 shares of newly issued Series C Redeemable, Convertible Preferred Stock (Series C Preferred Stock). Each share of Series C Preferred Stock had a stated value of $1,000 per share. The Company paid a semi-annual dividend of 2% per annum, in arrears, on June 30 and December 30 of each year at the Company’s option, in cash or through an adjustment to the liquidation preference of the Series C Preferred Stock. Such adjustments, also increased the number of shares into which the Series C Preferred Stock is convertible into common stock. The Series C Preferred Stock was segregated into three separate tranches of 125,000 shares each. The shares in each tranche had identical rights and preferences to shares in other tranches except as to conversion price. The three tranches were convertible into common stock at prices of $45.72, $37.58 and $37.66 per share prior to June 30, 2002. The conversion price calculated for each tranche was also subject to adjustment for certain actions taken by the Company. The Series C Preferred Stock was convertible into common stock by the holders any time and would automatically convert into common stock on June 30, 2002 at a conversion price equal to the average of the closing bid prices of the common stock on the ten consecutive trading days ending on the trading day prior to June 30, 2002. The Series C Preferred Stock was redeemable at the option of the holders upon the occurrence of certain events.

In November 2001, the Company repurchased all of the outstanding shares of its Series C Convertible Preferred Stock pursuant to privately negotiated stock exchange agreements with the holders of the Series C Preferred Stock. Under these agreements, the Company repurchased all of the outstanding shares of its Series C Preferred Stock for aggregate consideration consisting of approximately $100.3 million in cash, approximately 34.7 million shares of the Company’s common stock, and an obligation to deliver, no later than December 2, 2002, approximately 448.3 million shares of PCCW stock.

In addition, due to the delayed delivery obligation with respect to the PCCW shares, the Company agreed to make cash payments to the former holders of the Series C Preferred Stock, on the dates and in the aggregate amounts as follows: approximately $3.7 million on February 19, 2002, approximately $3.5 million on May 17, 2002, approximately $3.8 million on August 19, 2002, approximately $3.7 million on November 19, 2002 and approximately $0.5 million on December 2, 2002. The obligation to make payments ceases upon delivery of the PCCW shares and any payment due for the period during which the PCCW shares are delivered to the former holders of the Series C Preferred Stock will be reduced on a pro rata basis. The Company has made the first three cash payments to the former shareholders as scheduled.

As a result of this transaction, the Company recognized an increase in the stockholders’ equity section of the accompanying Consolidated Balance Sheets of approximately $63.5 million. The gain was calculated as the difference between the carrying value of the Series C Preferred Stock less the carrying value of the consideration exchanged at the date of the transaction. The carrying value of the consideration exchanged approximated fair market value at the date of the transaction. Additionally, the Company has reclassified its investment in PCCW shares from “Other assets” to “Trading security” and, in accordance with SFAS No. 115, recognized a pre-tax gain in the Consolidated Statements of Operations of approximately $19.6 million. The liability related to the obligation to deliver the PCCW stock is carried at market value and has been classified as a current note payable in the accompanying Consolidated Balance Sheets. Changes in market value of this note payable are recorded through “Interest expense” and offset any changes in the market value of the PCCW stock, which are reflected in “Other gains (losses), net,” resulting in no net impact to the accompanying Consolidated Statements of Operations.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17)    Stockholders’ Equity

In May 2000, stockholders of CMGI approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of capital stock from 405,000,000 to 1,405,000,000 shares.

In January 2000, the Company effected a 2-for-1 common stock split in the form of a stock dividend. Accordingly, all data shown in the accompanying consolidated financial statements have been retroactively adjusted to reflect these events.

Effect of subsidiaries’ equity transactions during fiscal 2000 was primarily related to the equity transactions of Engage, AltaVista, ProvisionSoft and NaviSite. In April 2000, Engage completed its acquisition of Flycast and Adsmart from CMGI. As a result of this transaction, CMGI received approximately 64.3 million shares of Engage stock and the Company’s ownership percentage in Engage increased from approximately 81% to 87%. A decrease of approximately $54.0 million has been recorded in the accompanying Consolidated Statements of Stockholders’ Equity to reflect the decrease in the Company’s net equity in Engage as a result of Engage’s purchase of Flycast and Adsmart. In June 2000, CMGI invested $50.0 million in Engage in exchange for approximately 3.3 million shares of Engage common stock. As a result of the transaction, the Company’s ownership percentage in Engage remained approximately 87%. A decrease of approximately $5.1 million has been recorded in the accompanying Consolidated Statement of Stockholders’ Equity as a result of the transaction. During the third quarter of fiscal 2000, AltaVista acquired Raging Bull and Transium in exchange for AltaVista common stock. In addition, during the third quarter, AltaVista also issued shares of its stock to CMGI and HPFS to satisfy AltaVista’s borrowings from CMGI and HPFS. As a result of these transactions, CMGI’s ownership in AltaVista decreased from approximately 82% to 78%. An increase of approximately $38.8 million has been recorded in the accompanying Consolidated Statements of Stockholders’ Equity as a result of these transactions. During April and May 2000, ProvisionSoft completed a private placement of approximately 2.7 million preferred shares raising approximately $60.0 million in net proceeds. With these transactions, the Company’s ownership percentage in ProvisionSoft decreased from 100% to approximately 85%. An increase of approximately $30.0 million, net of deferred income taxes, has been recorded in the accompanying Consolidated Statements of Stockholders’ Equity as a result of ProvisionSoft’s private placement of its stock. In May 2000, CMGI invested $50.0 million in NaviSite in exchange for approximately 981,000 shares of NaviSite common stock. As a result of the transaction, the Company’s ownership percentage in NaviSite remained approximately 70%. A decrease of approximately $14.7 million, net of deferred income taxes, has been recorded in the accompanying Consolidated Statements of Stockholders’ Equity as a result of the transaction.

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

During fiscal 2001, CMGI received approximately 241.0 million shares of PCCW stock in exchange for approximately 13.4 million shares of the Company’s common stock. During fiscal 2001, the Company issued approximately 30.2 million shares of its common stock as payment of principal and interest totaling approximately $391.6 million related to notes payable that had been issued in the Company’s acquisition of

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tallán. Also during fiscal 2001, the Company issued approximately 2.3 million shares of its common stock, valued at approximately $23.0 million, to HPFS to satisfy interest due on the Company’s notes payable related to its acquisition of AltaVista.

During fiscal 2002, the Company repurchased all of the outstanding shares of its Series C Convertible Preferred Stock for approximately 34.7 million shares of the Company’s common stock as well as additional consideration. The Company issued approximately 5.4 million shares of its common stock as payment for the first quarter interest due on the HP note payable. Also during fiscal 2002, the company reached an agreement with HP, in which HP agreed to deem the Company’s $220.0 million in face amounts of notes payable, plus the accrued interest thereon, paid in full in exchange for approximately 4.5 million shares of CMGI common stock as well as additional consideration.

(18)	Stock Option Plans

The Company currently awards stock options under three plans: the 2002 Non-Officer Employee Stock Incentive Plan (2002 Plan), the 2000 Stock Incentive Plan (2000 Plan) which had replaced the 1986 Stock Option Plan (1986 Plan) and the 1999 Stock Option Plan For Non-Employee Directors (1999 Directors’ Plan), which replaced the 1995 Directors’ Plan (1995 Directors’ Plan). No options granted under the 1995 Directors’ Plan remain in effect. Options granted under the 2002 Plan and the 2000 Plan are generally exercisable in equal cumulative installments over a four-to-ten year period beginning one year after the date of grant.

In addition, the Company assumed several stock option plans of companies which were acquired during fiscal 2000. Options to purchase a total of approximately 10.2 million shares of CMGI common stock were assumed. The terms and conditions of these assumed options were consistent with the terms of the plans under which they were initially granted by the acquired companies.

In March 2002, the Board of Directors adopted the 2002 Plan, pursuant to which 4,150,000 shares of common stock are reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 19,150,000.

Under the 2002 Plan, non-statutory stock options or restricted stock awards may be granted to the Company’s or its subsidiaries’ employees, other than those who are also officers or directors, as defined. The Board of Directors administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2002 Plan at July 31, 2002 expire through 2009.

In October 2000, the Board of Directors adopted the 2000 Plan, pursuant to which 15,500,000 shares of common stock are reserved for issuance (subject to adjustment in the event of stock splits and other similar events). No further option grants will be made under the 1986 Plan, however all outstanding options under the 1986 Plan remain in effect.

Under the 2000 Plan, non-qualified stock options or incentive stock options may be granted to the Company’s or its subsidiaries’ employees, consultants, advisors or directors, as defined. The Board of Directors administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2000 Plan at July 31, 2002 expire through 2009.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 1999 Directors’ Plan, approved in fiscal year 2000, replaces the Company’s 1995 Directors’ Plan. Pursuant to the 1999 Directors’ Plan, 2,000,000 shares of the Company’s common stock were initially reserved. Each eligible director who is elected to the Board for the first time will be granted an option to acquire 200,000 shares of common stock (the “Initial Option”). Each Affiliated Director who ceases to be an Affiliated Director and is not otherwise an employee of the Company or any of its subsidiaries or affiliates will be granted, on the date such director ceases to be an Affiliated Director but remains as a member of the Board of Directors, an Initial Option to acquire 200,000 shares of common stock under the plan. Each Initial Option will vest and become exercisable as to 1/36th of the number of shares of common stock originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. On each anniversary of the grant of the Initial Option to an eligible director, each eligible director will automatically be granted an option to purchase 24,000 shares of common stock (an “Annual Option”), provided that such eligible director serves as a director on the applicable anniversary date. Each Annual Option will vest and become exercisable on a monthly basis as to 1/12th of the number of shares originally subject to the option commencing on the 37th month after the grant date, provided that the optionee then serves as a director on such monthly anniversary date. Outstanding options under the 1999 Directors’ Plan at July 31, 2002 expire through 2012.

The status of the plans during the three fiscal years ended July 31, was as follows:

	2002		2001		2000
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	(in thousands, except exercise price data)
Options outstanding, beginning of year	28,252	$22.02	33,927	$30.09	20,829	$7.29
Granted	18,579	.85	9,097	3.95	23,727	40.63
Exercised	(454)	1.16	(3,307)	2.29	(8,152)	4.43
Canceled	(7,868)	26.78	(11,465)	37.32	(2,477)	28.46

Options outstanding, end of year	38,509	$11.08	28,252	$22.02	33,927	$30.09

Options exercisable, end of year	12,114	$20.28	11,302	$21.80	8,974	$10.21

Options available for grant, end of year	12,544		10,465		8,713

Included in the options granted during fiscal year 2000 are approximately 10.2 million shares assumed from acquired companies.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the Company’s stock options outstanding at July 31, 2002:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
	(number of shares in thousands)
$0.00–$1.00	16,234	5.3 years	$0.39	3,854	$0.18
$1.01–$2.50	8,493	5.0	1.44	1,196	1.41
$2.51–$5.00	6,187	4.1	2.95	2,266	3.50
$5.01–$25.00	992	3.8	8.41	924	8.22
$25.01–$50.00	2,411	2.7	40.67	1,473	40.79
$50.01–$100.00	3,523	2.8	56.79	1,958	56.81
$100.01–$150.00	641	3.1	119.61	417	120.34
$150.01–$511.00	28	5.4	237.00	26	243.11

	38,509	4.6 years	$11.08	12,114	$20.28

SFAS No. 123 sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards in fiscal 2002, 2001 and 2000 under the Company’s stock-based compensation plans been determined based on the fair value method set forth under SFAS No. 123, the pro forma effect on the Company’s net loss and net loss per share would have been as follows:

	Years Ended July 31,
	2002	2001	2000
	(in thousands, except per share data)

Pro forma net loss	$(829,306)	$(5,896,632)	$(2,108,145)

Pro forma net loss per share:
Basic	$(2.18)	$(17.89)	$(8.06)

Diluted	$(2.18)	$(17.89)	$(8.06)

The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Years Ended July 31,
	2002	2001	2000
Volatility	97.1%	126.9%	103.4%
Risk-free interest rate	3.6%	4.2%	6.3%
Expected life of options (in years)	5.9	4.4	3.1

The weighted average fair value per share of options granted during fiscal years 2002, 2001, and 2000 was $0.66, $2.34, and $33.85, respectively.

The effect of applying SFAS No. 123 as shown in the above pro forma disclosure is not likely to be representative of the pro forma effect on reported income or loss for future years as SFAS No. 123 does not apply to awards made prior to fiscal 1996.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19)    Employee Stock Purchase Plan

On October 4, 1994, the Board of Directors of the Company adopted the 1995 Employee Stock Purchase Plan (the Plan). The purpose of the Plan is to provide a method whereby all eligible employees of the Company and its subsidiaries may acquire a proprietary interest in the Company through the purchase of shares of common stock. Under the Plan, employees may purchase the Company’s common stock through payroll deductions. During fiscal year 2001, the Plan was amended to reserve 1.0 million shares for issuance thereunder.

During fiscal year 2002, the Plan was further amended to increase the aggregate number of shares to 3.0 million.

At the beginning of each of the Company’s fiscal quarters, commencing with February 1, 1995, participants are granted an option to purchase shares of the Company’s common stock at an option price equal to 85% of the fair market value of the Company’s common stock on either the first business day or last business day of the applicable quarterly period, whichever is lower.

Employees purchased 614,229, 752,705, and 118,719 shares of common stock of the Company under the Plan during fiscal years 2002, 2001, and 2000, respectively.

(20)    Income Taxes

The total income tax benefit was allocated as follows:

	Years Ended July 31,
	2002	2001	2000
	(in thousands)

Loss from continuing operations	$(7,431)	$(184,404)	$(116,198)
Discontinued operations	—	—	(4,975)
Extraordinary gain associated with the early extinguishment of debt	1,794	—	—
Unrealized holding gain (loss) included in comprehensive income (loss), but excluded from net income	(10,317)	(352,077)	167,020
Subsidiaries’ equity transactions charged directly to stockholders’ equity	—	(20,498)	(43,230)
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes charged directly to stockholders’ equity and reduction in previously recorded benefits	—	29,587	(189,943)

Total tax benefit	$(15,954)	$(527,392)	$(187,326)

The income tax expense (benefit) from continuing operations consists of the following:

	Current	Deferred	Total
	(in thousands)
July 31, 2000:
Federal	$141,482	$(209,903)	$(68,421)
State	22,770	(70,547)	(47,777)

	$164,252	$(280,450)	$(116,198)

July 31, 2001:
Federal	$20,005	$(154,869)	$(134,864)
State	24,332	(73,872)	(49,540)

	$44,337	$(228,741)	$(184,404)

July 31, 2002:
Federal	$(18,434)	$10,481	$(7,953)
State	(1,622)	2,144	522

	$(20,056)	$12,625	$(7,431)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities have been classified on the accompanying Consolidated Balance Sheets in accordance with the nature of the item giving rise to the temporary differences. The components of deferred tax assets and liabilities are as follows:

	July 31, 2002			July 31, 2001
	Current	Non-current	Total	Current	Non-current	Total
	(in thousands)
Deferred tax assets:
Accruals and reserves	$101,317	$—	$101,317	$201,853	$—	$201,853
Tax basis in excess of financial basis of available-for-sale securities	14,757	—	14,757	30,626	—	30,626
Tax basis in excess of financial basis of investments in subsidiaries and affiliates	—	110,415	110,415	—	116,574	116,574
Net operating loss carryforwards	—	541,850	541,850	—	469,408	469,408
Tax basis in excess of financial basis for intangible assets	—	436,304	436,304	—	498,888	498,888

Total gross deferred tax assets	116,074	1,088,569	1,204,643	232,479	1,084,870	1,317,349
Less: valuation allowance	(115,554)	(1,079,174)	(1,194,728)	(232,479)	(1,084,870)	(1,317,349)

Net deferred tax assets	520	9,395	9,915	—	—	—

Deferred tax liabilities:
Financial basis in excess of tax basis of investments in subsidiaries and affiliates	—	—	—	—	—	—
Financial basis in excess of tax basis of available-for-sale securities	(520)	—	(520)	(18,860)	—	(18,860)
Financial basis in excess of tax basis for intangible assets and fixed assets	—	(9,395)	(9,395)	—	(20,795)	(20,795)

Total gross deferred tax liabilities	(520)	(9,395)	(9,915)	(18,860)	(20,795)	(39,655)

Net deferred tax liability	$—	$—	$—	$(18,860)	$(20,795)	$(39,655)

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2002 will be allocated as follows:

(in thousands)
Income tax benefit recognized in the Consolidated Statement of Operations	$1,156,451
Goodwill and other intangible assets	28,372
Additional paid in capital	9,905

$1,194,728

The net change in the total valuation allowance for the year ended July 31, 2002 was a decrease of $122.6 million. A full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $1.1 billion and $959.5 million, of which, approximately $799.2 million and $661.3 million, respectively, are subject to significant limitations. The federal net operating losses will expire from 2009 through 2022 and the state net operating losses will expire from 2003 through 2017. A portion of the federal and state net operating loss carryforwards is subject to significant limitation, including losses of majority owned subsidiaries not included in

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s consolidated tax return group, losses that are subject to limitations under the separate return limitation year rules and will only be available to offset future income of the subsidiaries that generated the losses, and losses attributable to the pre-acquisition periods of acquired subsidiaries. The utilization of net operating losses attributable to the pre-acquisition periods of acquired subsidiaries may be limited by Internal Revenue Code Section 382 as a result of prior ownership changes. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three-year period. As described in the Subsequent Events (note 23) CMGI divested of its interest in Engage, NaviSite and Equilibrium. These transactions severely limit the net operating losses attributable to these companies. Furthermore, pre-acquisition net operating losses may not be utilizable in future years in the event of a substantial discontinuation of the acquired business within two years of the acquisition date.

Income tax expense attributable to income (loss) from continuing operations differs from the computed expense computed by applying the U.S. federal income tax rate of 35 percent to pre-tax income (loss) from continuing operations as a result of the following:

	Years Ended July 31,
	2002	2001	2000
	(in thousands)
Computed “expected” tax benefit	$(208,072)	$(1,985,313)	$(505,192)
Increase (decrease) in income tax expense resulting from:
Non-deductible goodwill amortization and impairment charges	93,441	1,290,251	250,797
Losses not benefited	114,961	467,274	133,779
Non-deductible in-process research and development charge related to acquisition of Subsidiaries		512	22,989
State income taxes, net of federal benefit	(10,600)	41,302	(30,758)
Other	2,839	1,570	12,187

Actual income tax benefit	$(7,431)	$(184,404)	$(116,198)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(21)    Selected Quarterly Financial Information (unaudited)

The following table sets forth selected quarterly financial information for the years ended July 31, 2002 and 2001. The operating results for any given quarter are not necessarily indicative of results for any future period. On November 1, 2002, the Company’s common stock will commence trading on the Nasdaq SmallCap Market under the symbol CMGI. Prior to such date, the common stock traded on the Nasdaq National Market under the same symbol. Included below are the high and low sales prices (adjusted for 2-for-1 stock split effected on January 11, 2000) during each quarterly period for the shares of common stock as reported by Nasdaq.

	Fiscal 2002 Quarter ended				Fiscal 2001 Quarter ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	(in thousands except market price data)
Net revenue	$186,639	$198,543	$177,454	$145,134	$343,422	$317,575	$271,196	$238,060
Cost of revenue	165,397	161,452	157,780	123,399	304,802	287,247	235,480	211,365
Research and development expenses	16,818	12,283	12,457	12,180	48,773	42,296	31,484	22,333
In-process research and development expenses	—	—	—	—	1,462	—	—	—
Selling expenses	40,204	33,649	32,257	47,164	123,193	108,158	74,760	55,306
General and administrative expenses	37,705	32,544	35,876	22,230	78,666	65,641	56,526	47,966
Amortization of intangible assets and stock-based compensation	65,814	63,648	63,476	63,074	581,790	549,073	247,422	178,624
Impairment	9,263	4,052	3,438	56,361	69,606	1,998,966	609,491	685,254
Restructuring expenses	17,608	(5,378)	4,216	9,763	8,841	100,031	18,526	81,810

Operating loss	(166,170)	(103,707)	(132,046)	(189,037)	(873,711)	(2,833,837)	(1,002,493)	(1,044,598)
Interest income (expense), net	(670)	16,668	301	19,787	(10,394)	9,314	5,227	823
Non-operating gains (losses), net	(8,631)	(18,084)	(8,080)	(33,708)	323,927	(80,511)	(48,581)	(482,136)
Equity in losses of affiliates	(12,249)	(1,144)	(2,003)	(12)	(15,872)	(13,556)	(9,948)	(6,285)
Minority interest	17,258	8,030	5,239	13,768	81,600	240,819	44,289	127,106
Income tax benefit (expense)	(12,579)	1,794	15,000	3,216	(126,282)	160,912	42,130	107,644

Loss from continuing operations	(183,041)	(96,443)	(121,589)	(185,986)	(620,732)	(2,516,859)	(969,376)	(1,297,446)
Discontinued operations, net of income taxes	(41,763)	(19,635)	(3,623)	(4,119)	(15,832)	(20,815)	(17,263)	(29,597)
Extraordinary gain on retirement of debt, net of income tax	—	131,281	—	—	—	—	—	—

Net income (loss)	$(224,804)	$15,203	$(125,212)	$(190,105)	$(636,564)	$(2,537,674)	$(986,639)	$(1,327,043)

Market Price:
High	$2.50	$3.15	$1.83	$1.30	$49.13	$24.81	$6.94	$6.50

Low	$.60	$1.46	$1.22	$.38	$12.88	$3.63	$1.75	$1.95

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(22)    COMPREHENSIVE LOSS

The components of comprehensive loss, net of income taxes, are as follows:

	For the Year Ended July 31,
	2002	2001	2000
	(in thousands)
Net loss	$(524,918)	$(5,487,920)	$(1,364,693)
Net unrealized holding gain (loss) arising during period	(54,575)	(794,446)	496,304
Reclassification adjustment for realized (gain) loss in net loss	37,672	316,457	(308,987)

Comprehensive loss	$(541,821)	$(5,965,909)	$(1,177,376)

(23)    Subsequent Events

On September 9, 2002, the Company divested all of its equity and debt ownership interests in Engage. Under the terms of the Transaction Agreement, the Company transferred to Engage approximately 148.4 million shares of common stock of Engage held by the Company, representing approximately 76% of the issued and outstanding shares of Engage, and cancelled approximately $60 million of debt, including all convertible debt, owed to the Company by Engage. In consideration of the equity transfer and debt cancellation, Engage, among other things, (i) paid to the Company $2.5 million in cash, (ii) agreed to pay the Company up to an additional $6.0 million, comprised of a senior secured promissory note due in September 2006 and earnout payments commencing in fiscal year 2004, and (iii) issued to the Company a warrant for the purchase of up to 9.9% of the issued and outstanding shares of Engage common stock, at an exercise price of $.048 per share.

On September 11, 2002, the Company sold all of its equity and debt ownership interests in NaviSite to ClearBlue. Under the terms of the Note and Stock Purchase Agreement, the Company sold to ClearBlue (i) approximately 71.0 million shares of common stock of NaviSite held by the Company, (ii) warrants to purchase approximately 5.0 million shares of common stock of NaviSite, and (iii) the 12% Convertible Note issued to the Company by NaviSite, representing $10.0 million aggregate principal amount plus all accrued interest thereon. In consideration thereof, the Company received, among other things, 131,579 shares of common stock of ClearBlue.

On October 17, 2002, the Company sold all of its equity ownership interests in Equilibrium, to a group (the “Buyer”) led by the current management of Equilibrium. Under the terms of the Transaction Agreement, the Company sold to the Buyer 100% of the issued and outstanding shares of Equilibrium. In consideration thereof, the Company received, among other things, (i) a senior secured promissory note due in October 2005 in the principal amount of $1.5 million made by the Buyer, (ii) a warrant for the purchase of 19.9% of the issued and outstanding shares of Equilibrium common stock, at an exercise price of $.01 per share, and (iii) a royalty-free, perpetual worldwide license to Equilibrium’s MediaRich software.

As a result of the Company’s divestiture of its interest in Engage, NaviSite and Equilibrium, tax loss carryforwards existing at the time of the transactions will be severely limited under IRC Section 382 (see note 20).

On November 1, 2002 the Company’s common stock will commence trading on the Nasdaq SmallCap Market under the symbol “CMGI”. Prior to such date, the Common Stock traded on the Nasdaq National Market under the same symbol.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL	DISCLOSURE

None.

PART III

ITEM 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Proposal 1—Election of Directors,” “Additional Information—Management,” and “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.—EXECUTIVE COMPENSATION

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Additional Information—Executive Compensation,” “Additional Information—Director Compensation,” “Additional Information—Human Resources and Compensation Committee Report,” “Additional Information—Stock Performance Graph,” and “Additional Information—Employment Agreements and Severance and Change of Control Arrangements.”

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND	RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the portion of the Definitive Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information as of July 31, 2002

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2002.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	27,741,753	$15.19	6,056,808	(1)
Equity compensation plans not approved by security holders	10,767,600	$0.49	8,382,400

Total	38,509,353	$11.08	14,439,208
(1)	Includes 1,822,813 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Additional Information—Certain Relationships and Related Transactions.”

ITEM 14.—CONTROLS AND PROCEDURES

Not applicable.

PART IV

ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(B)    Reports on Form 8-K

On July 1, 2002, the Company filed a Current Report on Form 8-K dated June 28, 2002 to report under Item 5 (Other Events) that the Company had entered into a definitive agreement to acquire substantially all of the worldwide assets and operations of Software Logistics Corporation, a California corporation doing business as iLogistix. No financial statements were filed with such report.

On July 12, 2002, the Company filed a Current Report on Form 8-K dated July 11, 2002 to report under Item 5 (Other Events) that the Company had acquired substantially all of the worldwide assets and operations of Software Logistics Corporation, a California corporation doing business as iLogistix. No financial statements were filed with such report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMGI, INC.

Date: October 29, 2002	By:	/s/ GEORGE A. MCMILLAN
George A. McMillan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature	Title

/s/ DAVID S. WETHERELL David S. Wetherell	Chairman of the Board of Directors

/S/ GEORGE A. MCMILLAN George A. McMillan	President and Chief Executive Officer and Director (Principal Executive Officer)

/S/ THOMAS OBERDORF Thomas Oberdorf	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Anthony J. Bay	Director

/S/ VIRGINIA G. BONKER Virginia G. Bonker	Director

/S/ JONATHAN KRAFT Jonathan Kraft	Director

/S/ PETER MCDONALD Peter McDonald	Director

CERTIFICATIONS

I, George A. McMillan, certify that:

1.	I have reviewed this annual report on Form 10-K of CMGI, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 29, 2002	By:	/s/ GEORGE A. MCMILLAN
George A. McMillan President and Chief Executive Officer

I, Thomas Oberdorf, certify that:

1.	I have reviewed this annual report on Form 10-K of CMGI, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 29, 2002	By:	/s/ THOMAS OBERDORF
Thomas Oberdorf Chief Financial Officer and Treasurer

EXHIBIT INDEX

2.1
Transaction Agreement dated as of October 29, 2001 by and among the Registrant, NaviSite, Inc., AltaVista Company, Compaq Computer Corporation, Compaq Financial Services Corporation, Compaq Financial Services Company and Compaq Financial Services Canada Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 29, 2001 (File No. 000-23262).

2.2
Purchase Agreement dated as of October 29, 2001 by and among the Registrant, Compaq Computer Corporation and B2E Solutions, LLC, relating to the purchase and sale of 34,490,140 Units of B2E Solutions, LLC is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 29, 2001 (File No. 000-23262).

2.3
Note Purchase Agreement dated as of October 29, 2001 by and among the Registrant, NaviSite, Inc. and Compaq Financial Services Corporation is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 29, 2001 (File No. 000-23262).

2.4
Form of Stock Exchange Agreement, dated November 20, 2001 by and between the Registrant and the Stockholders is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 20, 2001 (File No. 000-23262).

2.5
Form of Stock Exchange Agreement, dated November 20, 2001 by and among the Registrant, Maktar Limited, a wholly owned subsidiary of the Registrant organized under the laws of Ireland, and the Stockholders is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 20, 2001 (File No. 000-23262).

2.6
Pledge Agreement, dated November 20, 2001, by and among Maktar Limited, a wholly owned subsidiary of the Registrant organized under the laws of Ireland, the Stockholders and AIB International Financial Services Limited, a limited liability company organized under the laws of Ireland, as agent for the Stockholders is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 20, 2001 (File No. 000-23262).

2.7
Transaction Agreement, dated as of September 9, 2002, by and among the Registrant, CMGI (UK) Limited and Engage, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 9, 2002 (File No. 000-23262).

2.8
Note and Stock Purchase Agreement, dated as of September 11, 2002, by and between the Registrant and ClearBlue Technologies, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 11, 2002 (File No. 000-23262).

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-85047).

3.2
Certificate of Designations, Preferences and Rights of Series D Preferred Stock of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 18, 1999 (File No. 000-23262).

3.3
Amendment of Restated Certificate of Incorporation of the Registrant, dated May 5, 2000 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2000 (File No. 000-23262).

3.4
Certificate of Elimination of Series C Convertible Preferred Stock of the Registrant is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002 (File No. 000-23262).

3.5	Restated By-Laws of the Registrant, as amended, are incorporated herein by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-4 (File No. 333-92107).

4.1
Specimen stock certificate representing the Registrant’s Common Stock is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

4.2		Form of senior indenture is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-93005).

4.3		Form of subordinated indenture is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-93005).

10.1	*	2000 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 17, 2000 (File No. 000-23262).

10.2	*	1986 Stock Option Plan, as amended, is incorporated herein by reference to Appendix IV to the Registrant’s Definitive Schedule 14A filed November 17, 1999 (File No. 000-23262).

10.3	*
Amended and Restated 1995 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 16, 2001 (File No. 000-23262).

10.4	*
Amended and Restated 1999 Stock Option Plan For Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001 (File No. 000-23262).

10.5	*
FY 2001 CMGI Executive Bonus Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2001 (File No. 000-23262).

10.6	*
FY 2002 Bonus Plan for Operating Companies is incorporated herein by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.7	*	FY 2002 Bonus Plan for CMGI Corporate is incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.8	*
2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.9	*
Employment Agreement, dated August 1, 1993, between the Registrant and David S. Wetherell is incorporated herein by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 33-71518).

10.10	*
Amendment No. 1 to Employment Agreement, dated January 20, 1994, between the Registrant and David S. Wetherell is incorporated herein by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 (File No. 33-71518).

10.11	*
Amendment No. 2 to Employment Agreement, dated October 25, 1996, between the Registrant and David S. Wetherell is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996 (File No. 000-23262).

10.12	*
Amendment No. 3 to Employment Agreement, dated August 3, 2001, between the Registrant and David S. Wetherell is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.13	*
Executive Retention Agreement, dated July 9, 2001, between the Registrant and David Andonian is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.14	*
Offer Letter from the Registrant to George A. McMillan, dated June 11, 2001 is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.15	*
CEO Offer Letter from the Registrant to George A. McMillan, dated February 18, 2002, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.16	*
Amended and Restated Executive Severance Agreement, dated as of March 1, 2002, by and between the Registrant and George A. McMillan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.17	*
Offer Letter from the Registrant to Thomas Oberdorf, dated March 1, 2002, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.18	*
Executive Severance Agreement, dated as of March 4, 2002, by and between the Registrant and Thomas Oberdorf is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.19	*
Offer Letter from AltaVista Company to James Barnett, dated November 15, 2001 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002 (File No. 000-23262).

10.20	*	First Amendment to Offer Letter from AltaVista Company to James Barnett, dated as of June 24, 2002.

10.21	*
Indemnification Agreement, dated as of February 1, 2002, by and between the Registrant and James Barnett is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.22	*
Indemnification Agreement, dated as of February 1, 2002, by and between AltaVista Company and James Barnett is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.23	*
Offer Letter from uBid, Inc. to Christian Feuer, dated April 12, 2002, is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.24	*
Executive Severance Agreement, dated as of April 15, 2002, by and between uBid, Inc. and Christian Feuer is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.25	*
Form of Executive Retention Agreement by and between NaviSite, Inc. and Patricia Gilligan, is incorporated herein by reference to Exhibit 10.5 to NaviSite’s Quarterly Report on Form 10-Q for the period ended April 30, 2001 (File No. 000-27597).

10.26	*
Form of Indemnification Agreement by and between NaviSite, Inc. and Patricia Gilligan, is incorporated herein by reference to Exhibit 10.6 to NaviSite’s Quarterly Report on Form 10-Q for the period ended April 30, 2001 (File No. 000-27597).

10.27	*	Executive Retention Agreement, dated as of August 28, 2002, by and between the Registrant and Peter L. Gray.

10.28	*
Form of Director Indemnification Agreement (executed by the Registrant and each of David S. Wetherell, George A. McMillan, Anthony J. Bay, Virginia G. Bonker, Jonathan Kraft and Peter McDonald) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.29
Share Exchange Agreement, dated as of September 22, 1999, by and between the Registrant and Pacific Century CyberWorks Limited is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-23262).

10.30
Registration Rights Agreement, dated as of November 29, 1999, by and between the Registrant and Pacific Century CyberWorks Limited is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-23262).

10.31
Securities Purchase Agreement, dated as of June 29, 1999, by and among the Registrant and the investors named therein is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 29, 1999 (File No. 000-23262).

10.32
Registration Rights Agreement, dated as of June 29, 1999 by and among the Registrant and the investors named therein is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 29, 1999 (File No. 000-23262).

10.33
Loan and Security Agreement, dated as of October 30, 2001, by and among SalesLink Corporation, InSolutions Incorporated, On-Demand Solutions, Inc., Pacific Direct Marketing Corp. and SalesLink Mexico Holding Corp., as Borrowers, and LaSalle Bank National Association and Citizens Bank of Massachusetts, as Lenders is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2001 (File No. 000-23262).

10.34
Lease dated as of April 12, 1999 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.35
Amendment No. 1 to Lease dated as of July 19, 1999 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.36
Amendment No. 2 to Lease, dated as of November 12, 1999, between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-23262).

10.37
Amendment No. 3 to Lease dated as of March 28, 2000 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (File No. 000-23262).

10.38
Amendment No. 4 to Lease, dated as of May 11, 2000 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (File No. 000-23262).

10.39
Amendment No. 5 to Lease, dated as of December 18, 2000 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.40
Amendment No. 6 to Lease, dated as of April 17, 2001 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.41
Amendment No. 7 to Lease, dated as of April 18, 2001 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.42
Lease dated as of September 13, 1999 between Arastradero Property and AltaVista Company for premises located at 1070 Arastradero Road, Palo Alto, California is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.43	First Amendment to Lease, dated as of May 24, 2002, between Arastradero Property and AltaVista Company for the premises located at 1070 Arastradero Road, Palo Alto, California.

10.44
Lease, dated January 6, 1998, between the Medford Nominee Trust and SalesLink Corporation for premises located at 425 Medford Street, Boston, Massachusetts is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998 (File No. 000-23262).

10.45
Lease, dated September 1, 1998, between Cabot Industrial Properties, L.P. and SalesLink Corporation for premises at 6112 West 73rd Street, Bedford Park, Illinois is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.46
Lease, dated June 30, 1995, between Windy Pacific Partners and Pacific Mailing Corporation for premises located at Lot #2, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.47
First Amendment to Lease Between Windy Pacific Partners and Pacific Mailing Corporation, dated May 28, 1996 for premises located at Lot #2, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.48
Lease, dated July 30, 1995, between Windy Pacific Partners and Pacific Mailing Corporation for premises located at Lot #3, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.49
First Amendment to Lease Between Windy Pacific Partners and Pacific Mailing Corporation, dated December 22, 1995 for premises located at Lot #3, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.50
Second Amendment to Lease Between Windy Pacific Partners and Pacific Mailing Corporation, dated May 28, 1996 for premises located at Lot #3, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.51
Third Amendment to Lease Between Windy Pacific Partners and Pacific Mailing Corporation, dated September 25, 1996 for premises located at Lot #3, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.52
Lease, dated September 25, 1996, between Windy Pacific Partners and Pacific Direct Marketing Corp. DBA Pacific Link for premises at Lot #4 Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.53
Lease made as of August 31, 2000 by and between Industrial Developments International (Tennessee), L.P. and SalesLink Corporation for premises located at 6100 Holmes Road, Suite 101, Memphis, Tennessee is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (File No. 000-23262).

10.54
Lease dated March 14, 2000 by and between CMGI (UK) Limited and Britel Fund Trustees Limited for premises (third floor) located at Prospect House, 80 to 110 New Oxford Street London WC1 is incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (File No. 000-23262).

10.55
Lease dated March 14, 2000 by and between CMGI (UK) Limited and Britel Fund Trustees Limited for premises (fourth floor) located at Prospect House, 80 to 110 New Oxford Street London WC1 is incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (File No. 000-23262).

10.56
Lease dated March 14, 2000 by and between CMGI (UK) Limited and Britel Fund Trustees Limited for premises (fifth floor) located at Prospect House, 80 to 110 New Oxford Street London WC1 is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (File No. 000-23262).

10.57
Lease dated as of February 4, 2000 by and between the Registrant and TST 555/575 Market, L.L.C. for premises located at 575 Market Street, San Francisco, California is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (File No. 000-23262).

10.58
First Amendment to Lease dated as of February 29, 2000 by and between the Registrant and TST 555/575 Market, L.L.C. for premises located at 575 Market Street, San Francisco, California is incorporated herein by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (File No. 000-23262).

10.59	*
CMG @Ventures, Inc. Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997 (File No. 000-23262).

10.60	*
CMG @Ventures I, LLC Limited Liability Company Agreement, dated December 18, 1997 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998 (File No. 000-23262).

10.61	*
CMG @Ventures II, LLC Operating Agreement, dated as of February 26, 1998 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.62	*
Limited Liability Company Agreement of CMG @Ventures III, LLC, dated August 7, 1998 is incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.63	*†	Amendment No. 1 to Limited Liability Company Agreement of CMG @Ventures III, LLC, dated June 7, 2002.

10.64	*
Agreement of Limited Partnership of @Ventures III, L.P., dated August 7, 1998 is incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.65	*
Amendment No. 1 to Agreement of Limited Partnership of @Ventures III, L.P., dated August 7, 1998 is incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.66	*†	Amendment No. 5 to Agreement of Limited Partnership of @Ventures III, L.P., dated June 7, 2002.

10.67	*
Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated December 22, 1998 is incorporated herein by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.68	*
Amendment No. 1 to Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated December 22, 1998 is incorporated herein by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.69	*†	Amendment No. 2 to Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated June 7, 2002.

10.70
Amended and Restated CMGI @ Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.71		Amendment No. 8 to Lease, dated as of November 6, 2001 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts.

10.72	*	Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of June 30, 1999.

10.73	*	First Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of October 15, 2000.

10.74	*	Limited Liability Company Agreement of @Ventures Investors, LLC, dated as of July 31, 1999.

10.75	*	Limited Liability Company Agreement of @Ventures Management, LLC, dated as of May 27, 1998.

10.76	*	Management Contract, dated as of August 7, 1998, by and between @Ventures Management, LLC and @Ventures III, L.P.

10.77	*	Management Contract, dated as of December 22, 1998, by and between @Ventures Management, LLC and @Ventures Foreign Fund III, L.P.

10.78	*	Management Contract, dated as of September 4, 1998, by and between @Ventures Management, LLC and CMG @Ventures III, LLC.

10.79	*†	Amendment to Management Contract, dated as of June 7, 2002, by and between @Ventures Management, LLC and @Ventures III, L.P.

10.80	*†	Amendment to Management Contract, dated as of June 7, 2002, by and between @Ventures Management, LLC and @Ventures Foreign Fund III, L.P.

21		Subsidiaries of the Registrant.

23		Consent of Independent Auditors.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
†	Confidential treatment requested with respect to certain portions.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
CMGI, Inc.:

Under the date of October 28, 2002 we reported on the consolidated balance sheets of CMGI, Inc. and subsidiaries as of July 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2002, which are included in the Form 10-K for the year ended July 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Boston, Massachusetts
October 29, 2002

CMGI, INC.

SCHEDULE II
Valuation and Qualifying Accounts
For the years ended July 31, 2002, 2001 and 2000

Accounts Receivable, Allowance for Doubtful Accounts	Balance at beginning of period	Additions		Deductions		Balance at end of period
		Acquisitions	Additions Charged to Costs and Expenses (Bad Debt Expense)	Deductions (Charged against Accounts Receivable)	(a) Deconsolidation/ Dispositions
2002	$29,316,000	$1,244,000	$13,059,000	$27,706,000	$66,000	$15,847,000
2001	$33,398,000	$1,786,000	$48,515,000	$53,920,000	$463,000	$29,316,000
2000	$2,778,000	$12,010,000	$31,155,000	$12,380,000	$165,000	$33,398,000

(a)
Amount of $463,000 in fiscal 2001 relates to the effect of the deconsolidation of Signatures SNI, Inc. in February 2001. Amount of $165,000 in fiscal 2000 relates to the effect of the deconsolidation of Blaxxun, Inc. on March 31, 2000.