Form 10-Q
period 2002-10-31
CMGI INC
filed 2002-12-16
CIK 914712

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s common stock, as of December 10, 2002:

Common Stock, par value $.01 per share	392,976,352
Class	Number of shares outstanding

CMGI, INC.

FORM 10-Q

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2002	July 31, 2002
	(Unaudited)
	(in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$193,327	$239,491
Available-for-sale securities	26,437	10,335
Trading security	63,255	94,271
Accounts receivable, trade, net of allowance for doubtful accounts	64,365	57,446
Inventories	41,820	47,918
Prepaid expenses and other current assets	49,869	39,869
Due from affiliates	1,348	—
Current assets of discontinued operations	—	52,769
Deferred loss on disposal of subsidiary	—	31,869

Total current assets	440,421	573,968

Property and equipment, net	61,864	64,783
Investments in affiliates	41,731	57,770
Goodwill and other intangible assets, net of accumulated amortization	145,339	151,759
Non-current assets of discontinued operations	—	24,374
Other assets	10,322	33,249

	$699,677	$905,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$63,255	$94,271
Current installments of long-term debt	1,370	1,370
Accounts payable	44,723	42,654
Accrued restructuring	20,148	27,566
Accrued income taxes	94,217	93,515
Accrued expenses	74,430	64,343
Due to affiliates	1,361	—
Current liabilities of discontinued operations	—	33,617
Other current liabilities	10,787	12,753

Total current liabilities	310,291	370,089

Long-term debt, less current installments	7,496	7,890
Other long-term liabilities	16,544	15,691
Non-current liabilities of discontinued operations	—	58,942
Minority interest	39,443	35,977
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding as of October 31, 2002 and July 31, 2002	—	—
Common stock, $0.01 par value per share. Authorized 1,405,000,000 shares; issued and outstanding 392,917,800 shares at October 31, 2002 and 392,679,011 shares at July 31, 2002	3,929	3,926
Additional paid-in capital	7,293,654	7,293,061
Accumulated deficit	(6,974,036)	(6,880,452)

	323,547	416,535
Accumulated other comprehensive income	2,356	779

Total stockholders’ equity	325,903	417,314

	$699,677	$905,903

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,
	2002	2001
	(in thousands, except per share amounts)
Net revenue	$190,514	$176,579
Operating expenses:
Cost of revenue	164,414	158,721
Research and development	8,682	12,845
Selling	24,035	34,066
General and administrative	35,778	34,492
Amortization of intangible assets and stock-based compensation	4,325	56,784
Impairment	192	9,263
Restructuring	1,930	5,133

Total operating expenses	239,356	311,304

Operating loss	(48,842)	(134,725)

Other income (expense):
Interest income	1,443	6,211
Interest (expense) recovery, net	26,855	(6,720)
Other gains (losses), net	(55,045)	(8,550)
Equity in losses of affiliates, net	(515)	(12,249)
Minority interest	(2,284)	9,644

	(29,546)	(11,664)

Loss from continuing operations before income taxes	(78,388)	(146,389)
Income tax expense	856	12,579

Loss from continuing operations	(79,244)	(158,968)
Discontinued operations, net of income taxes:
Loss from discontinued operations	(14,340)	(65,836)

Net loss	(93,584)	(224,804)
Preferred stock accretion and amortization of discount	—	(1,890)

Net loss available to common stockholders	$(93,584)	$(226,694)

Basic and diluted loss per share:
Loss from continuing operations available to common stockholders	$(0.20)	$(0.46)
Loss from discontinued operations	(0.04)	(0.19)

Net loss available to common stockholders	$(0.24)	$(0.65)

Shares used in computing basic and diluted loss per share:	392,682	351,052

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended October 31,
	2002	2001
	(in thousands)
Cash flows from operating activities of continuing operations:
Net loss	$(93,584)	$(224,804)
Adjustments to reconcile net loss to cash used for continuing operations:
Depreciation, amortization and impairment charges	13,584	133,747
Deferred income taxes	—	12,579
Non-operating losses, net	23,958	5,899
Equity in losses of affiliates	515	12,249
Deferred loss on sale of subsidiary	31,869	—
Minority interest	(2,284)	(9,817)
Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
Trade accounts receivable	(7,259)	23,890
Prepaid expenses and other current assets	(5,795)	(16,810)
Accounts payable and accrued expenses	8,064	(32,093)
Deferred revenues	(769)	(264)
Refundable and accrued income taxes, net	702	7,706
Other assets and liabilities	19,961	(4,869)

Net cash used for operating activities of continuing operations	(11,038)	(92,587)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(6,840)	(5,309)
Net proceeds from maturities of (purchases of) available-for-sale securities, net	(10,259)	36,395
Proceeds from liquidation of stock investments	—	15,947
Cash impact of acquisitions and divestitures of subsidiaries, net	(583)	431
Net investments in affiliates	257	(978)
Other, net	—	(102)

Net cash provided by (used for) investing activities of continuing operations	(17,425)	46,384

Cash flows from financing activities of continuing operations:
Net repayments of obligations under capital leases	(561)	(3,040)
Net repayments of long-term debt	(394)	(278)
Net proceeds from issuance of common stock	153	1,961

Net cash used for financing activities of continuing operations	(802)	(1,357)

Net cash provided by (used for) discontinued operations	(16,899)	926
Net decrease in cash and cash equivalents	(46,164)	(46,634)
Cash and cash equivalents at beginning of period	239,491	655,229

Cash and cash equivalents at end of period	$193,327	$608,595

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2002 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2002. The results for the three-month period ended October 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified in accordance with US GAAP to conform to the current year presentation.

Certain costs related to the purchase price of products sold, inbound and outbound shipping charges, packing supplies and other costs associated with the marketplace business of the Company’s eBusiness and Fulfillment segment are classified as cost of revenue. Certain fulfillment costs, including warehousing costs related to activities such as receiving goods and the picking and packing of goods for shipment within the Company’s eBusiness and Fulfillment segment are classified as selling expenses.

Marketable securities held by the Company which meet the criteria for classification as trading are carried at fair value. Unrealized holding gains and losses on securities classified as trading are recorded as a component of “Other gains (losses), net” in the accompanying condensed consolidated statements of operations.

B.    NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 applies to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new statements, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. The Company adopted SFAS No. 142 on August 1, 2002 (see note D).

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on August 1, 2002. This statement did not have a material effect on the Company’s financial position or results of operations.

On August 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under the provisions of SFAS No. 144, certain disposal activities that previously did not qualify for discontinued operations accounting will now be required to be reported as discontinued operations. SFAS No. 144 requires that a disposal of a component of an entity comprising operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes from the rest of the entity, shall be reported as discontinued operations if (a) the operations of the component have been or will be eliminated from the ongoing operations of the entity as a result of the disposition activity, and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Under SFAS No. 144, the Company is required to test certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. SFAS No. 144 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group exceeds its fair value. When events or changes in circumstances dictate an impairment review of a long-lived asset or group, the Company will evaluate recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company will measure any impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value.

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C.    OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended October 31,
	2002	2001
	(in thousands)
Gain on derivative and sale of hedged Yahoo!, Inc. common stock	$—	$53,897
Loss on sales of marketable securities	—	(27,525)
Loss on sale of Equilibrium Technologies, Inc.	(3,527)	—
Loss on divestiture of investment in Signatures SNI, Inc.	(14,056)	—
Loss on mark-to-market adjustment for trading security	(31,016)	—
Loss on impairment of investments in affiliates	(6,175)	(11,528)
Loss on sale of Activate.Net Corporation	—	(20,743)
Other, net	(271)	(2,651)

	$(55,045)	$(8,550)

On October 17, 2002, the Company sold its interests in its majority-owned subsidiary Equilibrium Technologies, Inc. (“Equilibrium”) to a group led by the current management of Equilibrium and recorded a pre-tax loss of approximately $3.5 million (see note F).

On November 6, 2002, the Company divested of its equity and debt interests in Signatures SNI, Inc. (“Signatures”) and recorded a pre-tax loss of approximately $14.1 million (see note F).

During the three months ended October 31, 2002, the Company recorded a $31.0 million loss on the mark-to-market adjustment of a trading security (see note L).

During the three months ended October 31, 2002, the Company recorded impairment charges of approximately $6.2 million for other than temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC.

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

During the three months ended October 31, 2001, the Company completed the sale of its majority-owned subsidiary, Activate.Net Corporation (Activate), to Loudeye Technologies, Inc. and recorded a pre-tax loss of approximately $20.7 million.

D.    IMPAIRMENT OF LONG-LIVED ASSETS, GOODWILL AND OTHER INTANGIBLE ASSETS

Through July 31, 2002, the Company recorded impairment charges as a result of management’s ongoing business review and impairment analysis performed under its policy regarding impairment, utilizing the guidance in SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS No. 121). Where impairment indicators were identified, management evaluated whether the projected undiscounted cash flows were sufficient to cover the particular long-lived asset being reviewed. If the undiscounted cash flows were insufficient, management then determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. Management determines fair value of goodwill and certain other intangible assets based on a combination of the discounted cash flow methodology, which

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is based upon converting expected cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the Company. The market price multiples are selected and applied to the Company based on the relative performance, future prospects and risk profile of the Company in comparison to the guideline companies. Management predominantly utilizes third-party valuation reports in its determination of fair value. Management predominantly determines fair value of other long-lived assets, such as property and equipment, based on third-party valuation reports.

On August 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under Statement No. 144, the Company is required to test certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. Statement No. 144 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group exceeds its fair value. When events or changes in circumstances dictate an impairment review of a long-lived asset or group, the Company will evaluate recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company will measure any impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company adopted SFAS No. 142 on August 1, 2002. SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142.

Under the provisions of SFAS No. 142, the Company is required to perform transitional goodwill impairment tests as of August 1, 2002. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss resulting from the completion of the first step of the transitional goodwill impairment testing will be recognized as the cumulative effect of a change in accounting principle in the Company’s condensed consolidated statements of operations. As of October 31, 2002, the Company had not yet completed the first step of its transitional testing under the standard. The Company expects to have completed the first step of its transitional goodwill impairment testing by January 31, 2003 and has not determined what effect these tests will have on its operations and financial position. The Company operates in a volatile business environment, and as a result, could have material impairment charges in its transitional analysis and in future periods.

In accordance with the provisions of SFAS No. 142, the Company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Based on the provisions of the standard, the Company has determined that its reporting units for purposes of goodwill impairment testing are its operating subsidiaries, with the exception of SalesLink, for which the Company has designated the Literature Distribution Services division and the Supply Chain Management division as separate reporting units. Additionally, the Company’s policy will be to perform its annual impairment testing for all reporting units as of July 31st of each fiscal year.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The goodwill and other intangible assets balances as of October 31, 2002 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Goodwill	$135,584	$—	$135,584
Identifiable intangible assets:
Developed technology	$15,600	$(13,245)	$2,355
Tradenames	18,485	(15,453)	3,032
Customer lists	11,327	(10,269)	1,058
Non-compete	18,080	(14,770)	3,310

Total other intangibles	$63,492	$(53,737)	$9,755

Total goodwill and other intangibles	$199,076	$(53,737)	$145,339

The July 31, 2002 net workforce-in-place intangible asset balance of approximately $1.3 million was reclassified to goodwill effective August 1, 2002, as required by SFAS No. 142.

The carrying amount of goodwill by segment as of October 31, 2002 is as follows:

October 31, 2002
(in thousands)
eBusiness and Fulfillment	$101,512
Enterprise Software and Services	34,072

Total	$135,584

The estimated amortization expense per fiscal year for the remainder of the amortization period for amortizable intangible assets is as follows:

Estimated Amortization Expense
(in thousands)
Remainder of fiscal year 2003	$9,022
Fiscal year 2004	440
Fiscal year 2005	293

Total	$9,755

The reconciliation of net loss available to common stockholders before goodwill and workforce-in-place amortization expense, for the three months ended October 31, 2002 and 2001, is as follows:

	Three months ended
	October 31, 2002	October 31, 2001
	(in thousands except per share amounts)
Net loss available to common stockholders as reported	$(93,584)	$(226,694)
Add back: goodwill and workforce-in-place amortization expense, net of tax	—	51,343

Adjusted net loss available to common stockholders	$(93,584)	$(175,351)

Basic and diluted loss per share as reported	$(0.24)	$(0.65)
Add back: goodwill and workforce-in-place amortization expense, net of tax	—	0.15

Adjusted basic and diluted loss per share	$(0.24)	$(0.50)

During the three months ended October 31, 2002, the Company recorded impairment charges of approximately $0.2 million from the retirement of software and obsolete computer equipment at its majority-owned subsidiary AltaVista Company (“AltaVista”).

During the three months ended October 31, 2001, the Company recorded impairment charges of approximately $9.3 million. These charges included an impairment charge of $6.5 million related to the purchase of certain leased equipment previously held under operating and capital leases by AltaVista, and approximately $2.8 million related to the impairment of customer base and workforce-in-place intangible assets at Tallan.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

E. RESTRUCTURING CHARGES

The following tables summarize the activity in the restructuring accrual for the first quarter of fiscal 2003:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2002	$910	$26,656	$—	$27,566
Q1 Restructuring	470	1,425	35	1,930
Cash payments	(568)	(8,639)	—	(9,207)
Non-cash charges	—	(106)	(35)	(141)

Accrued restructuring balance at October 31, 2002	$812	$19,336	$—	$20,148

The Company anticipates that the remaining restructuring accruals will be settled by March 2004. It is expected that the payments of employee-related expenses will be substantially complete within three months. The remaining contractual obligations primarily relate to facilities and equipment lease obligations.

The net restructuring charges (benefits) for the three months ended October 31, 2002 and 2001, respectively, would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three months ended October 31,
	2002	2001
	(in thousands)
Cost of revenue	$76	$(10,329)
Research and development	94	63
Selling	417	631
General and administrative	1,343	14,768

	$1,930	$5,133

The Company’s restructuring initiatives during the three months ended October 31, 2002 and 2001, respectively, involved strategic decisions to exit certain businesses and to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries to increase operational efficiencies, improve margins and further reduce expenses. Severance charges included employee termination costs as a result of workforce reductions. Employees affected by the restructurings were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The asset impairment charges primarily related to the write-off of property and equipment.

During the three months ended October 31, 2002, the Company recorded total restructuring charges of approximately $1.9 million. Of this amount, $1.6 million related to restructuring initiatives within AltaVista’s software division, including severance costs associated with a workforce reduction, costs related to the closing of sales office locations, and the write-off of certain fixed assets. Additionally, the Company recorded a restructuring charge of $0.3 million related to facility and equipment lease obligations that the Company assumed in connection with its sale of Equilibrium.

        During the three months ended October 31, 2001, the Company recorded total restructuring charges of approximately $5.1 million. Of this amount, AltaVista incurred restructuring charges of approximately $10.0 million, which were primarily a result of a change in its business strategy from a portal-based business model to an Internet and enterprise search business model. The restructuring charges were primarily related to severance costs for a workforce reduction of approximately 120 employees, costs associated with the closing of its Irvine, California office location, and the write-off of an information systems software package. In addition, MyWay incurred approximately $5.9 million in restructuring charges primarily related to the write-off of property and equipment, as well as the termination of customer and vendor contracts. Tallan incurred restructuring charges of approximately $4.0 million that primarily related to severance costs associated with a reduction in its

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

workforce of approximately 72 persons, as well as costs associated with the closing of five office locations. NaviPath incurred restructuring charges of approximately $4.1 million that primarily related to severance costs, legal, and other professional fees incurred in connection with the cessation of its operations. The Company also recorded approximately $2.2 million in restructuring charges related to the write-off of property and equipment, and costs to exit facility leases in Europe. Also, during the three months ended October 31, 2001, the Company settled certain vendor and customer contractual obligations for amounts less than originally estimated. As a result, the Company recorded a restructuring adjustment of approximately $21.1 million to the accrued restructuring balance at July 31, 2001, primarily related to payments by NaviPath to terminate purchase commitments and service contracts for amounts less than originally estimated.

F. DISCONTINUED OPERATIONS AND DIVESTITURES

On August 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under the provisions of SFAS No. 144, certain disposal activities that previously did not qualify for discontinued operations accounting will now be required to be reported as discontinued operations. SFAS No. 144 requires that a disposal of a component of an entity comprising operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes from the rest of the entity, shall be reported as discontinued operations if (a) the operations of the component have been or will be eliminated from the ongoing operations of the entity as a result of the disposition activity, and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

On September 9, 2002, the Company sold all its equity and debt ownership interests in Engage. Under the terms of the Transaction Agreement, CMGI transferred to Engage approximately 148.4 million shares of common stock of Engage held by CMGI, representing approximately 76% of the issued and outstanding shares of Engage, and cancelled approximately $60 million of debt, including all convertible debt, owed to CMGI by Engage. In consideration of the equity transfer and debt cancellation, Engage, among other things, (i) paid to CMGI $2.5 million in cash, (ii) agreed to pay to CMGI up to an additional $6.0 million, comprised of a senior secured promissory note due in September 2006 and earnout payments commencing in fiscal year 2004, and (iii) issued to CMGI a warrant for the purchase of up to 9.9% of the issued and outstanding shares of Engage Common Stock, as of the earlier of the date of first exercise or a merger or sale of Engage (on a fully diluted basis, giving effect to the exercise or conversion of all then outstanding convertible securities of Engage other than stock options issued to employees and directors of Engage), at an exercise price of $.048 per share. As a result of the divestiture, Engage, which was previously included within the Enterprise Software and Services segment, has been accounted for as a discontinued operation in accordance with the provisions of SFAS No. 144. Accordingly, Engage’s operating results have been segregated from continuing operations and have been reported as discontinued operations in the accompanying condensed consolidated balance sheets and statements of operations and cash flows, and related notes to the condensed consolidated financial statements for all periods presented. The Company has recorded a loss on the disposal of Engage of approximately $16.6 million (which included a $2.8 million loss from discontinued operations and a $13.8 million loss on the sale). The divestiture of Engage did not qualify for discontinued operations presentation during the fourth quarter of fiscal 2002 under the applicable guidance in APB Opinion No. 30, which was the authoritative literature in place through July 31, 2002.

On June 12, 2002 (the measurement date), CMGI’s board of directors authorized the divestiture of the Company’s equity and debt ownership interests in its subsidiary NaviSite. On September 11, 2002, the Company completed the sale of all its equity and debt ownership interests in its subsidiary, NaviSite to ClearBlue Technologies, Inc. (“ClearBlue”). In consideration thereof, the Company received, among other things, 131,579 shares of common stock of ClearBlue. On the measurement date, NaviSite comprised more than 90% of both the total assets and operating losses of the Managed Application Services segment and NaviSite’s product offering represented both a major line of business and a distinct class of customer. As a result, during the fourth quarter of the Company’s fiscal year ended July 31, 2002, the Company accounted for its divestiture of NaviSite as discontinued operations in accordance with the provisions of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” At July 31, 2002, the Company expected to record a net gain in the first quarter of fiscal year 2003 on the sale of its debt and equity ownership interests in NaviSite. The estimated gain on the sale of NaviSite included the results of operations from the measurement date through the date of disposal. The results of operations of NaviSite from the measurement date through July 31, 2002 were deferred and reflected as deferred loss on disposal of subsidiary on the condensed consolidated balance sheet at July 31, 2002. NaviSite’s operating results have been segregated from continuing operations and have been reported as discontinued operations in the accompanying condensed consolidated balance sheets and statements of operations and cash flows, and related notes to the condensed consolidated financial statements for all periods presented. During the three months ended October 31, 2002, the Company recorded a gain of approximately $2.3 million on the disposal of NaviSite.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for the discontinued operations of Engage and NaviSite are as follows:

	Three Months Ended October 31,
	2002	2001
	(in thousands)
Results of operations:
Net revenue	$890	$24,661
Total expenses	3,657	90,497

Net loss	(2,767)	(65,836)
Gain on sale of NaviSite	2,291	—
Loss on sale of Engage	(13,864)	—

Net loss from discontinued operations	$(14,340)	$(65,836)

July 31, 2002
(in thousands)
Financial position:
Current assets	$52,769
Property and equipment, net	16,391
Other assets	7,983
Total liabilities	(92,559)

Net liabilities of discontinued operations	$(15,416)

Deferred loss on disposal of subsidiary	$31,869

On October 17, 2002, the Company sold all of its equity ownership interests in Equilibrium to a group (the “Buyer”) led by the current management of Equilibrium. Under the terms of the agreement, the Company sold to the Buyer 100% of the issued and outstanding shares of Equilibrium. In consideration thereof, the Company received, among other things, (i) a senior secured promissory note due in October 2005 in the principal amount of $1.5 million, (ii) a warrant for the purchase of 19.9% of the issued and outstanding shares of Equilibrium common stock, as of the earlier of the date of first exercise or a merger or sale of Equilibrium (on a fully diluted basis, giving effect to the exercise or conversion of all then outstanding convertible securities of Equilibrium), at an exercise price of $.01 per share, and (iii) a royalty-free, perpetual worldwide license to use Equilibrium’s MediaRich software. As a result of the sale, the Company recorded a pre-tax loss of approximately $3.5 million. As a result of the terms of the warrant received, the disposition of Equilibrium does not qualify for discontinued operations reporting in accordance with SFAS No. 144.

On November 6, 2002, the Company entered into a Recapitalization Agreement with Signatures SNI, Inc. (“Signatures”) in which Signatures paid the Company a total of $8.0 million to: (i) redeem all of the capital stock held by the Company (ii) retire a portion of the outstanding principal balance on the promissory note held by the Company and (iii) retire all of the outstanding accrued interest relating to the promissory note. In addition, the Company contributed the remaining promissory note principal balance to the capital of Signatures and cancelled the outstanding warrants. As a result of this transaction, during the three months ended October 31, 2002, the Company adjusted its interest in Signatures to reflect the consideration to be received in connection with the transaction, and recorded a pre-tax loss of approximately $14.1 million.

G. SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision-maker for purposes of making decisions about allocating resources and assessing performance, the Company’s operations have been classified in two operating segments that are strategic business units offering distinctive products and services that are marketed through different channels: Enterprise Software and Services and eBusiness and Fulfillment.

In addition to its two current operating segments, the Company continues to report a Portals segment (that consists of the operations of MyWay and iCAST) and a Managed Application Services segment (that consists of the operations of NaviPath,
ExchangePath, 1stUp, and Activate), as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The historical results of these companies will continue to be reported in the Portals and Managed Application Services segments, respectively, as will any residual results from operations that exist through the cessation of operations.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management evaluates segment performance based on segment net revenue, operating loss and “pro forma operating income (loss)”, which is defined as the operating income (loss) excluding net charges related to in-process research and development, depreciation, long-lived asset impairment, restructuring and amortization of intangible assets and stock-based compensation.

“Other” includes certain corporate infrastructure expenses, which are not identifiable to the operations of the Company’s operating business segments.

Summarized financial information of the Company’s continuing operations by business segment is as follows:

	Three Months ended October 31,
	2002	2001
	(in thousands)
Net revenue:
Enterprise Software and Services	$27,963	$35,615
eBusiness and Fulfillment	162,415	132,698
Managed Application Services	136	5,453
Portals (formerly Search and Portals)	—	2,813
Other	—	—

	$190,514	$176,579

Operating income (loss):
Enterprise Software and Services	$(16,721)	$(73,153)
eBusiness and Fulfillment	(16,751)	(40,743)
Managed Application Services	136	809
Portals (formerly Search and Portals)	—	(7,796)
Other	(15,506)	(13,842)

	$(48,842)	$(134,725)

Pro forma operating income (loss):
Enterprise Software and Services	$(9,141)	$(18,128)
eBusiness and Fulfillment	(11,301)	(8,123)
Managed Application Services	136	(13,612)
Portals (formerly Search and Portals)	—	(1,206)
Other	(13,854)	(9,867)

	$(34,160)	$(50,936)

	Three Months ended October 31,
	2002	2001
	(in thousands)
GAAP operating loss	$(48,842)	$(134,725)
Adjustments:
Depreciation	8,235	12,609
Long-lived asset impairments	192	9,263
Restructuring	1,930	5,133
Amortization of intangibles and stock-based compensation	4,325	56,784

Pro forma operating loss	$(34,160)	$(50,936)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Approximately 2.9 million and 4.5 million weighted average common stock equivalents were excluded from the denominator in the diluted loss per share calculation for the three months ended October 31, 2002 and 2001, respectively, as their inclusion would be antidilutive. Approximately 9.8 million shares representing the weighted average effect of assumed conversion of Series C Convertible Preferred Stock were excluded from the denominator in the diluted loss per share calculation for the three months ended October 31, 2001. These shares were repurchased in November 2001 (see note L).

If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from net income (loss), the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial for the three months ended October 31, 2002 and 2001, respectively.

I. COMPREHENSIVE LOSS

The components of comprehensive loss, net of income taxes, are as follows:

	Three Months Ended October 31,
	2002	2001
	(in thousands)
Net loss	$(93,584)	$(224,804)

Net unrealized holding gain (loss) arising during period	5,843	(34,100)
Reclassification adjustment for net realized losses included in net loss	200	9,555

	6,043	(24,545)
Foreign currency translation adjustment	(4,466)	—

Comprehensive loss	$(92,007)	$(249,349)

J. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

	Three Months Ended October 31,
	2002	2001
	(in thousands)
Cash paid during the period for:
Interest	$187	$458

Income taxes	$214	$539

Cash received during the period for:
Federal income tax refund	$24	$13,975

There were no significant non-cash investing activities during the three months ended October 31, 2002.

During the three months ended October 31, 2001, significant non-cash investing activities included the following transactions:

In August 2001, the Company settled the final tranche of the borrowing arrangement that hedged a portion of the Company’s investment in the common stock of Yahoo! through the delivery of 581,499 shares of Yahoo! common stock.

In August 2001, the Company issued approximately 5.4 million shares of its common stock as payment for the first quarter fiscal 2002 interest on the Compaq Computer Corporation (Compaq), now Hewlett-Packard Company (HP), note payable.

In October 2001, the Company’s subsidiary, CMG@Ventures I, LLC, distributed approximately 1.7 million shares of Terra Networks, S.A. to certain of its profit members.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K. INVENTORIES

Inventories at October 31, 2002 and July 31, 2002 consisted of the following:

	October 31, 2002	July 31, 2002
	(in thousands)
Raw Materials	$28,433	$29,152
Work-in-process	307	104
Finished Goods	13,080	18,662

	$41,820	$47,918

L. RETIREMENT OF SERIES C CONVERTIBLE PREFERRED STOCK

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

In November 2001, the Company repurchased all of the outstanding shares of its Series C Convertible Preferred Stock pursuant to privately negotiated stock exchange agreements with the holders of the Series C Preferred Stock (the “Holders”). Under these agreements, the Company repurchased all of the outstanding shares of its Series C Preferred Stock for aggregate consideration consisting of approximately $100.3 million in cash, approximately 34.7 million shares of the Company’s common stock, and an obligation to deliver, no later than December 2, 2002, approximately 448.3 million shares of PCCW stock.

In addition, due to the delayed delivery obligation with respect to the PCCW shares, the Company agreed to make cash payments to the Holders, on the dates and in the aggregate amounts as follows: approximately $3.7 million on February 19, 2002, approximately $3.5 million on May 17, 2002, approximately $3.8 million on August 19, 2002, approximately $3.7 million on November 19, 2002 and approximately $0.5 million on December 2, 2002. The obligation to make payments would cease upon delivery of the PCCW shares and any payment due for the period during which the PCCW shares are delivered to the Holders would be reduced on a pro rata basis.

The carrying value of the consideration exchanged approximated fair market value at the date of the transaction. The Company has reclassified its investment in PCCW shares from “Other assets” to “Trading security” in accordance with SFAS No. 115, and has recorded the liability related to the obligation to deliver the PCCW stock as a current note payable, both of which are carried at market value. Changes in the fair value of the PCCW stock and the note payable are recorded in the condensed consolidated statements of operations as Other gains (losses), net and as adjustments to interest expense, respectively. The fair market value adjustment of the note payable for the three months ended October 31, 2002 was $31.0 million, and resulted in a $31.0 million decrease to interest expense, which was offset by a loss of $31.0 million on the fair value adjustment of the trading security which was included in Other gains (losses), net.

As of October 31, 2002, the Company had made all of the required payments to the Holders. On November 19, 2002 and December 2, 2002, respectively, the Company made its final two cash payments to the Holders. In addition, on December 2, 2002, the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW to the Holders.

M. CONTINGENCIES

The Company and its subsidiaries are subject to legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

In December 1999, Neil Braun, a former officer of iCAST Corporation, a wholly owned subsidiary of the Company (“iCAST”), filed a complaint in United States District Court, Southern District of New York naming the Company, iCAST and David S. Wetherell as defendants. In the complaint, Mr. Braun alleged breach of contract regarding his termination from iCAST and claimed that he was entitled to acceleration of options to purchase CMGI common stock and iCAST common stock, upon his termination, under contract and promissory estoppel principles. Mr. Braun also claimed that, under quantum meruit principles, he was entitled to lost compensation. Mr. Braun sought damages of approximately $50 million and requested specific performance of the acceleration and exercise of options. In August 2001, the Court (i) granted summary judgment dismissing Mr. Wetherell as a defendant and (ii) granted summary judgment, disposing of Mr. Braun’s contract claim. In February 2002, the Court granted summary judgment disposing of Mr. Braun’s promissory estoppel claim. Trial on the quantum meruit claim was held in March 2002 and the jury returned a verdict in favor of Mr. Braun and against the Company in the amount of $113,482.24. As to iCAST, the jury found that Mr. Braun had not proven his claim. The Company filed a motion for directed verdict, which motion sought to set aside the jury verdict against the Company. Such motion was denied. In May 2002, Mr. Braun appealed the Court’s dismissal of his contract and promissory estoppel claims against iCAST and the Company. Briefing on the appeal is complete, however no argument date has yet been set.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2001, Jeffrey Black, a former employee of AltaVista, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of the termination of Mr. Black’s employment with AltaVista. As set forth in the complaint, Mr. Black is seeking monetary damages in excess of $70 million. The Company and AltaVista each believes that these claims are without merit and plans to vigorously defend against these claims. In March 2002, the court ordered the entire case to binding arbitration in California. In June 2002, Mr. Black petitioned the California Court of Appeal for a writ prohibiting enforcement of the order compelling arbitration of his cause of action for wrongful termination in violation of public policy. In July 2002, the Court of Appeal denied Mr. Black’s petition. In August 2002, Mr. Black submitted the matter to the American Arbitration Association. A date for the arbitration has not yet been set.

On January 28, 2002, Mark Nutritionals, Inc. (“MNI”) filed suit against AltaVista in the United States District Court for the Western District of Texas, San Antonio Division. The claims against AltaVista include unfair competition and trademark infringement and dilution, under both federal law and the laws of the State of Texas. MNI is seeking compensatory damages in the amount of $10.0 million and punitive damages. AltaVista believes that these claims are without merit and plans to vigorously defend against these claims. AltaVista filed its answer on March 1, 2002, denying the allegations. MNI has filed for Chapter 11 bankruptcy protection. AltaVista is entitled to indemnification by a third party with respect to this matter.

On April 16, 2002, NCR Corporation filed a complaint in the United States District Court for the Northern District of Illinois against uBid. The complaint alleges that uBid has infringed four patents held by NCR and seeks unspecified monetary damages and injunctive relief. uBid believes that these claims are without merit and plans to vigorously defend against these claims. On May 28, 2002, uBid filed its answer to the complaint, denying the allegations. On December 5, 2002, NCR amended the complaint to add four additional patents. The parties are currently engaged in discovery.

On February 26, 2002, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, Engage and the individual members of the Board of Directors of Engage (David S. Wetherell, George A. McMillan, Christopher M. Cuddy, Edward M. Bennett and Peter J. Rice). The complaint alleges, among other things, breaches of fiduciary duties by the Company and the individual defendants, and violations of Delaware law. The complaint requests, among other things, that the court (i) enjoin Engage from effecting a proposed reverse stock split, (ii) enjoin the issuance of shares of Engage common stock to the Company upon conversion of promissory notes previously issued by Engage to the Company, (iii) award rescissory relief if the reverse stock split and stock issuances are consummated, and (iv) award the plaintiff compensatory damages, attorneys’ fees and expenses. On February 28, 2002, the Delaware Court of Chancery denied a request by the plaintiffs for the scheduling of a preliminary injunction hearing, and denied a request to allow expedited discovery in the lawsuit. In May 2002, the plaintiffs filed an amended complaint. In addition to the requests stated in the original complaint, the amended complaint requests that the court (i) enjoin a proposed merger by and among the Company, a wholly owned subsidiary of the Company and Engage (the “Merger”), and (ii) declare the Merger not to be entirely fair to the plaintiffs. On August 2, 2002, this matter was consolidated with the related matters set forth in the following two paragraphs. In light of the September 9, 2002 transaction in which the Company divested all of its equity and debt ownership interests in Engage, on October 18, 2002, all parties submitted to the Court a stipulated order agreeing to dismiss, with prejudice as to the named plaintiffs only, this matter as moot. The stipulated order further provides that the Court shall retain jurisdiction over the matter to consider any application for attorney’s fees and expenses submitted by plaintiffs or their counsel. On October 24, 2002, the Court entered the order dismissing the matter.

On May 21, 2002, a purported class action lawsuit was filed with the Court of Chancery of the State of Delaware against the Company, Engage and the individual members of the Board of Directors of Engage (David S. Wetherell, George A. McMillan, Christopher M. Cuddy, Edward M. Bennett and Peter J. Rice). The complaint alleges, among other things, breaches of fiduciary duties. The complaint requests, among other things, that the Court (i) enjoin, preliminarily and permanently, the Merger, (ii) rescind the Merger (in the event it is consummated) or grant the plaintiffs rescissory damages, (iii) direct that the defendants account to plaintiffs for all damages caused to the plaintiffs and any special benefits obtained as a result of alleged unlawful conduct, and (iv) award the plaintiffs the costs and disbursements (including attorneys’ fees) relating to this action. On August 2, 2002, this matter was consolidated with the related matters set forth in the following and preceding paragraphs. In light of the September 9, 2002 transaction in which the Company divested all of its equity and debt ownership interests in Engage, on October 18, 2002, all parties submitted to the Court a stipulated order agreeing to dismiss, with prejudice as to the named plaintiffs only, this matter as moot. The stipulated order further provides that the Court shall retain jurisdiction over the matter to consider any application for attorney’s fees and expenses submitted by plaintiffs or their counsel. On October 24, 2002, the Court entered the order dismissing the matter.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 21, 2002, another purported class action lawsuit was filed with the Court of Chancery of the State of Delaware against the Company, Engage and Robert W. Bartlett, Jr., Edward A. Bennett, Christopher M. Cuddy, George A. McMillan, Peter M. Rice, David S. Wetherell and Andrew J. Zimmon (officers and directors of Engage). The complaint alleges, among other things, breaches of fiduciary duties. The complaint requests, among other things, that the Court (i) enjoin, preliminarily and permanently, the Merger, (ii) rescind the Merger (in the event it is consummated) or grant the plaintiffs rescissory damages, (iii) direct that the defendants account to plaintiffs for all profits and any special benefits obtained as a result of alleged unlawful conduct, and (iv) award the plaintiffs the costs and disbursements (including attorneys’ and experts’ fees) relating to this action. On August 2, 2002, this matter was consolidated with the related matters set forth in the preceding two paragraphs. In light of the September 9, 2002 transaction in which the Company divested all of its equity and debt ownership interests in Engage, on October 18, 2002, all parties submitted to the Court a stipulated order agreeing to dismiss, with prejudice as to the named plaintiffs only, this matter as moot. The stipulated order further provides that the Court shall retain jurisdiction over the matter to consider any application for attorney’s fees and expenses submitted by plaintiffs or their counsel. On October 24, 2002, the Court entered the order dismissing the matter.

N. SUBSEQUENT EVENTS

On November 18, 2002, the Company’s majority-owned operating company, uBid, Inc. (uBid), announced the closing of its Consumer to Consumer Exchange (C2C) channel as part its strategy to focus on its Business to Consumer (B2C) channel, as well as its new Electronics Superstore channel. In connection with the closing of its C2C channel, as well as certain other restructuring initiatives, uBid reduced its workforce by approximately 86 employees, and expects to record asset impairment charges related to certain assets associated with its closed or restructured operations, during the three months ending January 31, 2003.

On November 19, 2002 and December 2, 2002, respectively, the Company made its final two cash payments to the Holders (see note L). In addition, on December 2, 2002, the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW to the Holders.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Basis of Presentation

The Company reports two current operating segments: (i) eBusiness and Fulfillment, and (ii) Enterprise Software and Services. The Other segment represents certain corporate cash and cash equivalents, available-for-sale and trading securities, certain other assets and liabilities, and marketing and administrative expenses and the Company’s venture capital affiliate, CMGI @Ventures.

In addition to its two current operating segments, the Company continues to report a Portals segment (that consists of the operations of MyWay and iCAST) and a Managed Application Services segment (that consists of the operations of NaviPath, ExchangePath, 1stUp, and Activate), as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The historical results of these companies will continue to be reported in the Portals and Managed Application Services segments, respectively, as will any residual results from operations that exist through the cessation of operations.

On September 9, 2002, the Company sold all its equity and debt ownership interests in Engage. As a result, for all periods presented, Engage, which was previously included within the Enterprise Software and Services segment, has been accounted for as a discontinued operation, as Engage’s operating results and cash flows were clearly distinguishable for all periods. Engage’s operating results have been segregated from continuing operations and reported as discontinued operations in the accompanying condensed consolidated statements of operations and cash flows, and related notes to the condensed consolidated financial statements for all periods presented.

On September 11, 2002, the Company sold all its equity and debt ownership interests in NaviSite, subject to a plan approved on June 12, 2002. As a result, for all periods presented, NaviSite, which was previously included within the Managed Application Services segment, has been accounted for as a discontinued operation, as NaviSite’s product offering represents both a major line of business and a distinct class of customer. NaviSite’s operating results have been segregated from continuing operations and reported as discontinued operations in the accompanying condensed consolidated statements of operations and cash flows, and related notes to the condensed consolidated financial statements for all periods presented.

Certain amounts for prior periods in the accompanying condensed consolidated financial statements, and in the discussion below, have been reclassified to conform to current period presentations.

In accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by CMGI exclude the effect of transactions between CMGI’s subsidiaries.

Results of Operations

Three months ended October 31, 2002 compared to the three months ended October 31, 2001

Net Revenue:

	Three Months Ended October 31, 2002	% of Total Net Revenue	Three Months Ended October 31, 2001	% of Total Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$27,963	15%	$35,615	20%	$(7,652)	(21)%
eBusiness and Fulfillment	162,415	85%	132,698	75%	29,717	22%
Managed Application Services	136	—	5,453	3%	(5,317)	(98)%
Portals	—	—	2,813	2%	(2,813)	(100)%

Total	$190,514	100%	$176,579	100%	$13,935	8%

The increase in net revenue for the three months ended October 31, 2002, as compared to the same period in the prior year, was the result of a 22% increase in net revenue within the eBusiness and Fulfillment segment, partially offset by a 21% decrease in net revenue in the Enterprise Software and Services segment, and decreased net revenue in the Managed Application Services and Portals segments as a result of the divestiture and/or cessation of business operations within these segments.

The decrease in net revenue within the Enterprise Software and Services segment was primarily the result of net revenue declines at AltaVista and Tallan. The decrease in net revenue at AltaVista was the result of a significant decrease in net revenues within AltaVista’s software business, due to continued overall softness in corporate IT spending and the resulting revenue decline within AltaVista’s software division. As a result, during the first quarter fiscal year 2003, the Company downsized its software operations. The decrease in net revenue at Tallan was due primarily to continued softness in demand for customized technology solutions, which contributed to reductions in both average billing rates and billable hours as compared to the same period in the prior fiscal year.

The increase in net revenue within the eBusiness and Fulfillment segment was due to the net revenue contributions of SL Supply Chain Services International Corp. (SL Supply Chain) through which the Company acquired substantially all of the worldwide assets and operations of Software Logistics Corporation d/b/a iLogistix during the fourth quarter of fiscal year 2002. The net revenue increase from the SL Supply Chain acquisition was partially offset by a significant decrease in net revenue at uBid as a result of changes in its sales strategy, which included, among other things, the elimination of certain product categories, reductions in the volume of products made available for sale on uBid’s website, and an increase in drop shipment sales as a percentage of total sales as compared to the prior year. Additionally, net revenue at SalesLink declined as compared to the prior year due to volume declines in supply chain management services, primarily as a result of the continued difficult economic climate for many of the major OEMs that comprise a large part of the revenue base for SalesLink.

The decrease in net revenue within the Managed Application Services segment was primarily due to the cessation of operations of NaviPath, and the sale of Activate in fiscal year 2002. The decrease in net revenue within the Portals segment was primarily due to the cessation of operations of MyWay during fiscal year 2002.

Cost of Revenue:

	Three Months Ended October 31, 2002	% of Segment Net Revenue	Three Months Ended October 31, 2001	% of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$12,518	45%	$20,601	58%	$(8,083)	(39)%
eBusiness and Fulfillment	151,896	94%	120,291	91%	31,605	26%
Managed Application Services	—	—	15,501	284%	(15,501)	(100)%
Portals	—	—	2,328	83%	(2,328)	(100)%

Total	$164,414	86%	$158,721	90%	$5,693	4%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution. Additionally, cost of revenue includes expenses related to the content, connectivity and production associated with delivering the Company’s products and services. The increase in cost of revenue for the three months ended October 31, 2002 as compared to the same period in the prior year was attributable to the cost of revenue of SL Supply Chain, which CMGI acquired during the fourth quarter of fiscal year 2002. The cost of revenue increase from the SL Supply Chain acquisition was largely offset by a decrease in cost of revenue at uBid due to a decline in revenue that resulted from changes in its sales strategy, reduced cost of revenue at SalesLink due to volume declines in supply chain management services, and decreased cost of revenue as a result the Company’s restructuring efforts, which included the sale or cessation of operations of several companies, and actions taken at several of the remaining subsidiaries to increase operational efficiencies, improve margins and further reduce expenses.

The Company’s cost of revenue as a percentage of net revenue decreased to approximately 86% for the three months ended October 31, 2002 from approximately 90% in the same period in the prior fiscal year, primarily as a result of the cessation of operations within the Managed Application Services and Portals segments, and reflects a 13% improvement in gross margins within the Enterprise Software and Services segment, partially offset by a 3% decrease in gross margins within the eBusiness and Fulfillment segment.

Cost of revenue as a percentage of net revenue within the Enterprise Software and Services segment decreased to approximately 45% for the three months ended October 31, 2002, from approximately 58% in the same period of the prior fiscal year, primarily as a result of gross margin improvements at both AltaVista and Tallan. AltaVista’s gross margins increased 15% as compared to the same period of the prior fiscal year as a result of certain changes that AltaVista made to its business strategy during fiscal year 2002 that involved, among other things, changes to its product and service offerings and reductions in the underlying infrastructure costs associated with delivering those products and services as part its shift from a portal-based business model to an Internet and enterprise search business model. Tallan’s gross margins increased 12% as compared to the same period of the prior fiscal year as a result of reductions in its professional services staff.

Cost of revenue as a percentage of net revenue within the eBusiness and Fulfillment segment increased to approximately 94% for the three months ended October 31, 2002 from approximately 91% in the same period of the prior fiscal year, as a result of lower gross margins at both SalesLink and uBid, as well as the impact of the SL Supply Chain business, which CMGI acquired during the fourth quarter of fiscal year 2002. The gross margins at SalesLink decreased primarily due to lower sales levels and reduced pricing of its services within the supply chain management and literature distribution businesses, respectively, and increased costs related to a new Enterprise Resource Planning (ERP) system. The decrease in gross margins at uBid were the result of declines in product margin for certain categories of products sold by uBid on its website. As a result, uBid has made certain changes in its sales strategy, which involved, among other things, the elimination of certain product categories and reductions in the volume of certain products made available for sale on its website.

The decrease in cost of revenue as a percentage of net revenue within the Managed Application Services segment was due to the cessation of operations of NaviPath, and the sale of Activate in the first quarter of fiscal year 2002. The decrease in cost of revenue as a percentage of net revenue within the Portals segment was due to the cessation of operations of MyWay during fiscal year 2002.

Research and Development Expenses:

	Three Months Ended October 31, 2002	% of Segment Net Revenue	Three Months Ended October 31, 2001	% of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$8,682	31%	$11,192	31%	$(2,510)	(22)%
Managed Application Services	—	—	507	9%	(507)	(100)%
Portals	—	—	1,146	41%	(1,146)	(100)%

Total	$8,682	5%	$12,845	7%	$(4,163)	(32)%

Research and development expenses consist primarily of personnel and related costs to design, develop, enhance, test and deploy the Company’s products and services either prior to the development efforts reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. Research and development expenses decreased primarily due to the shift in business focus at AltaVista, the cessation of operations at MyWay, and the sale of Activate in first quarter of fiscal year 2002.

The decrease in research and development expenses within the Enterprise Software and Services segment during the three months ended October 31, 2002, as compared to the same period in the prior fiscal year was primarily the result of decreased research and development expense at AltaVista. The decrease in research and development expense at AltaVista was primarily the result of reductions in headcount, facilities and equipment costs in connection with the change in AltaVista’s business strategy from a portal-based business model to an Internet and enterprise search business model.

The decrease in research and development expense within the Managed Application Services segment was the result of the sale of Activate. The decrease in research and development expense within the Portals segment was due to the cessation of operations of MyWay.

Selling Expenses:

	Three Month Ended October 31, 2002	% of Segment Net Revenue	Three Months Ended October 31, 2001	% of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$13,850	50%	$17,896	50%	$(4,046)	(23)%
eBusiness and Fulfillment	9,472	6%	13,697	10%	(4,225)	(31)%
Managed Application Services	—	—	1,128	21%	(1,128)	(100)%
Portals	—	—	585	21%	(585)	(100)%
Other	713	—	760	—	(47)	(6)%

Total	$24,035	13%	$34,066	19%	$(10,031)	(29)%

Selling expenses consist primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, credit card processing fees, tradeshow expenses and travel costs. Certain fulfillment costs, including warehousing costs related to activities such as receiving goods and the picking and packing of goods for shipment within the Company’s eBusiness and Fulfillment segment, are classified as selling expenses. Selling expenses decreased during the three months ended October 31, 2002, as compared to the same period in the prior fiscal year by approximately 29%. The decrease was primarily due to headcount reductions, lower sales commissions as a result of lower net revenue, reductions in marketing campaigns, the sale of Activate, and the cessation of operations at NaviPath and MyWay in fiscal 2002.

The decrease within the Enterprise Software and Services segment was primarily the result of reductions in selling expenses at AltaVista. The decrease in selling expense at AltaVista was due to reduced employee related expenses, third party commission costs and significant reductions in the scope of certain sales and marketing campaigns as a result of the transition of AltaVista’s business strategy from a portal-based business model to an Internet and enterprise search business model during fiscal year 2002.

The decrease in selling expenses within the eBusiness and Fulfillment segment was due primarily to reduced credit card processing fees at uBid as a result of the decline in uBid’s net revenue, as well as reductions in uBid’s customer acquisition costs as a result of more efficient highly-targeted marketing strategies.

The decrease in selling expense within the Managed Application Services segment was the result of the sale of Activate and the cessation of operations of NaviPath. The decrease in selling expense within the Portals segment was the result of the cessation of operations of MyWay.

Selling expense within the Other segment was primarily related to the Company’s amended sponsorship arrangement with the New England Patriots, under which the Company receives certain limited marketing rights in exchange for a series of payments of $1.6 million per year beginning in January of 2003 and ending in July of 2015.

General and Administrative Expenses:

	Three Months Ended October 31, 2002	% of Segment Net Revenue	Three Months Ended October 31, 2001	% of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$6,035	22%	$10,455	29%	$(4,420)	(42)%
eBusiness and Fulfillment	15,323	9%	8,457	6%	6,866	81%
Managed Application Services	—	—	4,173	77%	(4,173)	(100)%
Portals	—	—	605	22%	(605)	(100)%
Other	14,420	—	10,802	—	3,618	33%

Total	$35,778	19%	$34,492	20%	$1,286	4%

General and administrative expenses consist primarily of compensation and other employee related costs, facilities costs, bad debt expense, depreciation expense and fees for professional services. General and administrative expenses for the three months ended October 31, 2002 approximated general and administrative expenses for the same period in the prior fiscal year as general and administrative expense reductions across several companies were offset by increased general and administrative expenses attributable to the Company’s acquisition of the SL Supply Chain business during the fourth quarter of fiscal year 2002, and increased general and administrative expenses at the Company’s corporate headquarters in connection with a charge related to vacant floors of leased office space.

The decrease in general and administrative expenses within the Enterprise Software and Services segment was primarily the result of decreases in general and administrative expenses at AltaVista and Tallan as a result of reductions in headcount related expenses due to restructuring initiatives by both companies in fiscal year 2002.

The increase in general and administrative expenses within the eBusiness and Fulfillment segment was primarily attributable to the Company’s acquisition of the SL Supply Chain business during the fourth quarter of fiscal year 2002, and increased information systems costs at uBid in connection with their new ERP system.

The decrease in general and administrative expenses in the Managed Application Services segment was due to the cessation of operations at NaviPath, and the sale of Activate.

The decrease in the general and administrative expenses within the Portals segment was the result of the cessation of operations of MyWay.

The general and administrative expenses within the Other segment includes certain corporate administrative functions such as legal, finance and business development which are not fully allocated to CMGI’s subsidiary companies. General and administrative expenses increased compared to the same period in the prior fiscal year, as the benefits realized from corporate restructuring initiatives in fiscal year 2002 were offset during the first quarter of fiscal year 2003 by a charge related to vacant floors of leased office space at the Company’s corporate headquarters.

Amortization of Intangible Assets and Stock-Based Compensation:

	Three Months Ended October 31, 2002	% of Segment Net Revenue	Three Months Ended October 31, 2001	% of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$1,795	6%	$25,734	72%	$(23,939)	(93)%
eBusiness and Fulfillment	2,475	2%	30,996	23%	(28,521)	(92)%
Other	55	—	54	—	1	2%

Total	$4,325	2%	$56,784	32%	$(52,459)	(92)%

        Amortization of intangible assets and stock-based compensation during the three months ended October 31, 2002 consisted primarily of amortization expense related to intangible assets deemed to have finite lives based on the provisions of Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, which the Company adopted on August 1, 2002. Amortization of intangible assets and stock-based compensation during the same period in the prior fiscal year consisted primarily of goodwill amortization expense related to acquisitions made by the Company during fiscal year 2000. Included within amortization of intangible assets and stock-based compensation expenses was approximately $0.1 million and $0.2 million of stock-based compensation for the three months ended October 31, 2002 and 2001, respectively.

The overall decrease in amortization of intangible assets and stock-based compensation during the three months ended October 31, 2002, as compared to the same period in the prior fiscal year, was primarily the result of the Company’s adoption of SFAS Nos. 141 and 142. In accordance with the provisions of these statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. Accordingly, during the three months ended October 31, 2002, as required by SFAS Nos. 141 and 142, the Company recorded amortization expense related to those identifiable intangible assets deemed to have finite lives.

The decrease in amortization of intangible assets and stock-based compensation within the Enterprise Software and Services segment during the three months ended October 31, 2002, as compared to the same period in the prior fiscal year, was primarily the result of the adoption of SFAS Nos. 141 and 142, which requires that goodwill and indefinite lived intangible assets no longer be amortized, but rather periodically tested for impairment. Amortization expense for the three months ended October 31, 2002 included amortization of developed technology, tradenames, customer lists, and non-compete intangible assets of uBid, Tallan and Yesmail. Amortization of intangible assets in the same period in the prior fiscal year related principally to goodwill and intangible asset amortization for AltaVista, Tallan, Yesmail, and Equilibrium.

The decrease in amortization of intangible assets and stock-based compensation within the eBusiness and Fulfillment segment during the three months ended October 31, 2002, as compared to the same period in the prior fiscal year, was primarily the result of the adoption of SFAS Nos. 141 and 142, which requires that goodwill and indefinite lived intangible assets no longer be amortized, but rather periodically tested for impairment. Amortization expense for the three months ended October 31, 2002 included amortization of developed technology and tradename intangible assets of uBid. Amortization of intangible assets in the prior fiscal year related principally to goodwill and intangible asset amortization for uBid and SalesLink.

Impairment:

	Three Months Ended October 31, 2002	% of Segment Net Revenue	Three Months Ended October 31, 2001	% of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$192	1%	$9,263	26%	$(9,071)	(98)%

Total	$192	—	$9,263	5%	$(9,071)	(98)%

Through July 31, 2002, the Company recorded impairment charges as a result of management’s ongoing business review and impairment analysis performed under its policy regarding impairment, utilizing the guidance in SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS No. 121). Where impairment indicators were identified, management evaluated whether the projected undiscounted cash flows were sufficient to cover the particular long-lived asset being reviewed. If the undiscounted cash flows were insufficient, management then determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. Management determines fair value of goodwill and certain other intangible assets based on a combination of the discounted cash flow methodology, which is based upon converting expected cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the Company. The market price multiples are selected and applied to the Company based on the relative performance, future prospects and risk profile of the Company in comparison to the guideline companies. Management predominantly utilizes third-party valuation reports in its determination of fair value. Management predominantly determines fair value of other long-lived assets, such as property and equipment, based on third-party valuation reports.

On August 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under Statement No. 144, the Company is required to test certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. Statement No. 144 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group exceeds its fair value. When events or changes in circumstances dictate an impairment review of a long-lived asset or group, the Company will evaluate recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company will measure any impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company adopted SFAS No. 142 on August 1, 2002. Under the provisions of SFAS No. 142, the Company is required to perform transitional goodwill impairment tests as of August 1, 2002. The standard requires that the Company complete the first step of its transitional goodwill impairment testing within six months from the date that the Company initially applies the statement (August 1, 2002). As of October 31, 2002, the Company had not yet completed the first step of its transitional testing under the standard. The Company expects to have completed the first step of its transitional goodwill impairment testing by January 31, 2003 and has not determined what effect these tests will have on its operations and financial position. Any transitional impairment loss resulting from the completion of the first step of the transitional goodwill impairment testing will be recognized as the cumulative effect of a change in accounting principle in the Company’s statements of operations. The Company operates in a volatile business environment, and as a result, could have material impairment charges in its transitional analysis and in future periods.

In accordance with the provisions of SFAS No. 142, the Company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Based on the provisions of the standard, the Company has determined that its reporting units for purposes of goodwill impairment testing are its operating subsidiaries, with the exception of SalesLink, for which the Company has designated the Literature Distribution Services division and the Supply Chain Management division as separate reporting units.

During the three months ended October 31, 2002 and 2001, respectively, the Company recorded impairment charges totaling approximately $0.2 million and $9.3 million, respectively. The decrease in impairment charges in the first quarter of fiscal year 2003 as compared to the same period in the prior fiscal year related to the Enterprise Software and Services segment and was primarily the result of impairment charges recorded during the first quarter of fiscal year 2002 related to certain goodwill and intangible assets of AltaVista and Tallan. The impairment charge recorded in the first quarter of fiscal year 2003 within the Enterprise Software and Services segment included a write-down of certain fixed assets of AltaVista in connection with restructuring initiatives within its Software division.

Restructuring:

	Three Months Ended October 31, 2002	% of Segment Net Revenue	Three Months Ended October 31, 2001	% of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$1,612	6%	$13,627	38%	$(12,015)	(88)%
Managed Application Services	—	—	(16,665)	306%	16,665	100%
Portals	—	—	5,945	211%	(5,945)	(100)%
Other	318	—	2,226	—	(1,908)	(86)%

Total	$1,930	1%	$5,133	3%	$(3,203)	(62)%

The Company’s restructuring initiatives during the three months ended October 31, 2002 and 2001, respectively, involved strategic decisions to exit certain businesses and to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries to increase operational efficiencies, improve margins and further reduce expenses. Severance charges included employee termination costs as a result of workforce reductions. Employees affected by the restructurings were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The asset impairment charges primarily related to the write-off of property and equipment.

During the three months ended October 31, 2001, the restructuring charge in the Enterprise Software and Services segment primarily related to charges of approximately $10.0 million at AltaVista and $4.0 million at Tallan during the prior fiscal year. The restructuring charge recorded by AltaVista during the first quarter of fiscal year 2002 primarily related to severance costs associated with a 120 person reduction in its workforce, costs associated with the closing of its Irvine, California office location, and the write-off of an information systems software package. The restructuring charge recorded by Tallan during the first quarter of fiscal year 2002 primarily related to severance costs associated with a 72 person reduction in its workforce, as well as costs associated with the closing of five office locations. During the first quarter of fiscal year 2003, AltaVista recorded a $1.6 million restructuring charge related to restructuring initiatives within AltaVista’s software division. The restructuring charges included severance costs associated with a reduction in the software division’s workforce, costs related to the closing of sales office locations, and the write-off of certain fixed assets.

During the three months ended October 31, 2001, the restructuring charge in the Managed Application Services segment primarily related to charges of approximately $4.1 million recorded by NaviPath, offset by a reversal of approximately $21.1 million of previously recorded restructuring charges at NaviPath during the first quarter of fiscal year 2002. The $4.1 million restructuring charge recorded by NaviPath during the first quarter of fiscal year 2002 primarily related to severance costs and legal and other professional fees incurred in connection with the cessation of its operations. The restructuring benefit recorded by NaviPath related to the settlement by NaviPath of certain contractual purchase commitments, breakage fees and service contracts for amounts less than originally estimated.

During the three months ended October 31, 2001, the restructuring charge in the Portals segment primarily related to charges of approximately $5.9 million at MyWay related to the write-off of property and equipment and the termination of customer and vendor contracts during the first quarter of fiscal year 2002.

During the three months ended October 31, 2001, the restructuring charge in the Other segment primarily related to charges of approximately $2.2 million related to the write-off of property and equipment and costs incurred to exit facility leases in Europe. During the first quarter of fiscal year 2003, the Company recorded restructuring charges of approximately $0.3 million, primarily related to liabilities that the Company assumed in connection with its sale of Equilibrium.

Other Income/Expense:

Interest income decreased $4.8 million to $1.4 million for the three months ended October 31, 2002 from $6.2 million for the same period in fiscal year 2002, reflecting decreased interest income associated with lower average cash and cash equivalent balances and lower interest rates in the first quarter of fiscal year 2003 as compared to the same period in the prior fiscal year.

Interest expense decreased $33.6 million to a net benefit of $26.9 million for the three months ended October 31, 2002 from a net expense of $6.7 million for the same period in fiscal year 2002, primarily due to a favorable fair market value adjustment of approximately $31.0 million related to the decrease in value of the obligation to the former holders of the Series C Preferred Stock (the “Holders”). In connection with the repurchase of the outstanding shares of its Series C Preferred Stock in November 2001, the Company incurred an obligation to deliver approximately 448.3 million shares of its PCCW stock holdings to the Holders no later than December 2, 2002. As a result of this transaction, the Company is accounting for the 448.3 million shares of PCCW stock as a trading security and the liability related to the obligation to deliver the PCCW stock as a current note payable, both of which are carried at market value. Changes in the fair value of the PCCW stock and the note payable are recorded in the condensed consolidated statements of operations as Other gains (losses), net and as adjustments to interest expense, respectively. The fair market value adjustment of the note payable through October 31, 2002 resulted in a $31.0 million decrease to interest expense, which was offset by a loss of $31.0 million on the fair value adjustment of the trading security, which was included in Other gains (losses), net. Additionally, the settlement of the underlying debt associated with the Company’s borrowing arrangement entered into in connection with a hedge of the Company’s investment in Yahoo! common stock occurred during the first quarter of fiscal year 2002.

Other gains (losses), net increased $46.4 million, or 540%, to $(55.0) million for the three months ended October 31, 2002 from $(8.6) million in the same period in the prior fiscal year. Other gains (losses), net for the three months ended October 31, 2002 primarily consisted of a pre-tax loss of approximately $31.0 million related to the fair value adjustment on the Company’s trading security PCCW, a pre-tax loss of approximately $14.1 million from the divestiture of the Company’s debt and equity interests in Signatures SNI, Inc., a pre-tax loss of approximately $6.2 million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates, and a pre-tax loss of approximately $3.5 million on the Company’s sale of its majority-owned subsidiary Equilibrium.

Equity in losses of affiliates, net resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating losses and amortization of the Company’s net excess investment over its equity in each affiliate’s net assets is included in equity in losses of affiliates. Equity in losses of affiliates decreased $11.7 million to $0.5 million for the three months ended October 31, 2002, from $12.2 million for the same period in fiscal year 2002, primarily reflecting a decreased number of investments accounted for under the equity method as compared to the same period in the prior fiscal year. The Company expects its affiliate companies to continue to invest in the development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Minority interest was $(2.3) million for the three months ended October 31, 2002, as compared to $9.6 million in the same period in the prior fiscal year. Minority interest for the three months ended October 31, 2002 primarily reflects the minority interest related to ProvisionSoft and certain of the Company’s @Venture investments.

Income Tax Expense:

Income tax expense recorded for the three months ended October 31, 2002 was $0.9 million. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. Income tax expense in the first quarter of fiscal year 2003 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax loss, primarily as a result of non-deductible intangible asset amortization and valuation allowances recognized on deferred tax assets. During the three months ended October 31, 2002, the Company recorded tax expense of approximately $0.9 million, including a provision for foreign taxes associated with its operations outside of the United States.

Discontinued Operations:

On August 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under the provisions of SFAS No. 144, certain disposal activities that previously did not qualify for discontinued operations accounting will now be required to be reported as discontinued operations. SFAS No. 144 requires that a disposal of a component of an entity comprising operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes from the rest of the entity, shall be reported as discontinued operations if (a) the operations of the component have been or will be eliminated from the ongoing operations of the entity as a result of the disposition activity, and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

On September 9, 2002, the Company sold all its equity and debt ownership interests in Engage. Under the terms of the Transaction Agreement, CMGI transferred to Engage approximately 148.4 million shares of common stock of Engage held by CMGI, representing approximately 76% of the issued and outstanding shares of Engage, and cancelled approximately $60 million of debt, including all convertible debt, owed to CMGI by Engage. In consideration of the equity transfer and debt cancellation, Engage, among other things, (i) paid to CMGI $2.5 million in cash, (ii) agreed to pay to CMGI up to an additional $6.0 million, comprised of a senior secured promissory note due in September 2006 and earnout payments commencing in fiscal year 2004, and (iii) issued to CMGI a warrant for the purchase of up to 9.9% of the issued and outstanding shares of Engage Common Stock, as of the earlier of the date of first exercise or a merger or sale of Engage (on a fully diluted basis, giving effect to the exercise or conversion of all then outstanding convertible securities of Engage other than stock options issued to employees and directors of Engage), at an exercise price of $.048 per share. As a result of the divestiture, Engage, which was previously included within the Enterprise Software and Services segment, has been accounted for as a discontinued operation in accordance with the provisions of SFAS No. 144. Accordingly, Engage’s operating results have been segregated from continuing operations and have been reported as discontinued operations in the accompanying condensed consolidated balance sheets and statements of operations and cash flows, and related notes to the condensed consolidated financial statements for all periods presented. During the three months ended October 31, 2002, the Company has recorded a loss on the disposal of Engage of approximately $16.6 million (which included a $2.8 million loss from discontinued operations and a $13.8 million loss on sale).

On June 12, 2002 (the measurement date), CMGI’s board of directors authorized the divestiture of the Company’s equity and debt ownership interests in its subsidiary NaviSite. On September 11, 2002, the Company completed the sale of all its equity and debt ownership interests in its subsidiary, NaviSite to ClearBlue. In consideration thereof, the Company received, among other things, 131,579 shares of common stock of ClearBlue. On the measurement date NaviSite comprised more than 90% of both the total assets and operating losses of the Managed Application Services segment and NaviSite’s product offering represented both a major line of business and a distinct class of customer under the guidance in APB No. 30 applicable through July 31, 2002. As a result, during the fourth quarter of the Company’s fiscal year ended July 31, 2002, the Company accounted for its divestiture of NaviSite as discontinued operations in accordance with the provisions of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” At July 31, 2002, the Company expected to record a net gain in the first quarter of fiscal year 2003 on the sale of its debt and equity ownership interests in NaviSite. The estimated gain on the sale of NaviSite included the results of operations from the measurement date through the date of disposal. The results of operations of NaviSite from the measurement date through July 31, 2002 were deferred and reflected as deferred loss on disposal of subsidiary on the condensed consolidated balance sheet at July 31, 2002. NaviSite’s operating results have been segregated from continuing operations and have been reported as discontinued operations in the accompanying condensed consolidated balance sheets and statements of operations and cash flows, and related notes to the condensed consolidated financial statements for all periods presented. During the three months ended October 31, 2002, the Company recorded a gain of approximately $2.3 million on the disposal of NaviSite.

Liquidity and Capital Resources

        Working capital at October 31, 2002 decreased to approximately $130.1 million compared to $203.9 million at July 31, 2002. At July 31, 2002, working capital included approximately $51.0 million of working capital attributable to discontinued operations. The remainder of the net decrease in working capital is primarily attributable to a $46.2 million decrease in cash and cash equivalents, and a $6.1 million decrease in inventory. The Company’s principal sources of capital during the three months ended October 31, 2002 were related to $2.5 million in cash proceeds from the divestiture of Engage, and $2.0 million in cash proceeds received from Loudeye, Inc. in connection with the Company’s fiscal year 2002 sale of Activate. The Company’s principal uses of capital during the three months ended October 31, 2002 were approximately $11.0 million for funding operations, $4.0 million in scheduled payments to the former holders of the Series C Preferred Stock, and $6.8 million for purchases of property and equipment.

In October 2002, the Company purchased approximately $10.0 million of commercial paper. These investments had original maturity dates greater than 90 days at acquisition and are therefore classified as available-for-sale securities as of October 31, 2002.

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

Subsequent Events

On November 18, 2002, the Company’s majority-owned operating company, uBid, Inc. (uBid), announced the closing of its Consumer to Consumer Exchange (C2C) channel as part its strategy to focus on its Business to Consumer (B2C) channel, as well as its new Electronics Superstore channel. In connection with the closing of its C2C channel, as well as certain other restructuring initiatives, uBid reduced its workforce by approximately 86 employees, and expects to record asset impairment charges related to certain assets associated with its closed or restructured operations, during the three months ending January 31, 2003.

On November 19, 2002 and December 2, 2002, respectively, the Company made its final two cash payments to the Holders. In addition, on December 2, 2002, the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW to the Holders.

Contractual Obligations

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through June 2015. Future minimum payments as of October 31, 2002 are as follows:

	Operating Leases	Stadium	Other Contractual Obligations	Total
	(in thousands)
For the remainder of fiscal year 2003	$21,991	$1,600	$1,819	$25,410
For the fiscal years ending July 31:
2004	18,083	1,600	1,368	21,051
2005	15,940	1,600	518	18,058
2006	13,460	1,600	—	15,060
2007	11,495	1,600	—	13,095
Thereafter	28,461	12,800	—	41,261

	$109,430	$20,800	$3,705	$133,935

Total future minimum lease payments have been reduced by future minimum sub-lease rentals of approximately $7.7 million.

The Company leases facilities and certain machinery and equipment under non-cancelable capital lease arrangements, which are not included in the table above. The present value of net minimum capital lease obligations is $1.0 million as of October 31, 2002.

Total rent and equipment lease expense charged to continuing operations was approximately $6.3 million as of October 31, 2002.

In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium, for a period of fifteen years. In August 2002, the Company finalized an agreement with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and retained more limited marketing rights in exchange for a series of annual payments of $1.6 million per year beginning in 2003 and ending in 2015.

From time to time the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries. These guarantees require that in the event that the CMGI subsidiary company cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. As of October 31, 2002, the Company had outstanding guarantees of subsidiary indebtedness totaling approximately $13.9 million.

Other contractual obligations primarily consist of an agreement between AltaVista and DoubleClick, Inc. (DoubleClick). Under this agreement, AltaVista is contractually obligated to use a portion of DoubleClick’s ad-serving technology through December 31, 2004. AltaVista estimates its remaining contractual obligation to DoubleClick from the period November 1, 2002 through December 31, 2004 will not exceed $2.5 million.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, product returns, bad debts, inventories, investments, intangible assets, income taxes, restructuring, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

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

Revenue Recognition. The Company derives its revenue from three primary sources: (i) sale of products, both merchandise and software licenses; (ii) services and support revenue, which includes software maintenance; and (iii) the delivery of advertising impressions and e-mail based direct marketing. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates. For most of its transactions, the Company applies the provisions of SEC Staff Accounting Bulletin 101 Revenue Recognition. However, revenue from sales of software is recognized in accordance with AICPA Statement of Position (SOP) 98-9, Software Revenue Recognition with Respect to Certain Arrangements.

Revenue from sales of merchandise is recognized upon shipment of the merchandise and verification of the customer’s credit card authorization or receipt of cash. All shipping and handling fees billed to customers are recognized as revenue and related costs as costs of revenue when incurred, for products which the Company takes title to or assumes the risks and rewards of ownership.

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

Accounting for Impairment of Long-Lived Assets. Through July 31, 2002, the Company recorded impairment charges as a result of management’s ongoing business review and impairment analysis performed under its policy regarding impairment, utilizing the guidance in SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS No. 121). Where impairment indicators were identified, management evaluated whether the projected undiscounted cash flows were sufficient to cover the particular long-lived asset being reviewed. If the undiscounted cash flows were insufficient, management then determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. Management determines fair value of goodwill and certain other intangible assets based on a combination of the discounted cash flow methodology, which is based upon converting expected cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the Company. The market price multiples are selected and applied to the Company based on the relative performance, future prospects and risk profile of the Company in comparison to the guideline companies. Management predominantly utilizes third-party valuation reports in its determination of fair value. Management predominantly determines fair value of other long-lived assets, such as property and equipment, based on third-party valuation reports.

On August 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under Statement No. 144, the Company is required to test certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. Statement No. 144 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group exceeds its fair value. When events or changes in circumstances dictate an impairment review of a long-lived asset or group, the Company will evaluate recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company will measure any impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company adopted SFAS No. 142 on August 1, 2002. SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142.

Under the provisions of SFAS No. 142, the Company is required to perform transitional goodwill impairment tests as of August 1, 2002. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss resulting from the completion of the first step of the transitional goodwill impairment testing will be recognized as the cumulative effect of a change in accounting principle in the Company’s condensed consolidated statements of operations. As of October 31, 2002, the Company had not yet completed the first step of its transitional testing under the standard. The Company expects to have completed the first step of its transitional goodwill impairment testing by January 31, 2003 and has not determined what effect these tests will have on its operations and financial position. The Company operates in a volatile business environment, and as a result, could have material impairment charges in its transitional analysis and in future periods.

In accordance with the provisions of SFAS No. 142, the Company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Based on the provisions of the standard, the Company has determined that its reporting units for purposes of goodwill impairment testing are its operating subsidiaries, with the exception of SalesLink, for which the Company has designated the Literature Distribution Services division and the Supply Chain Management division as separate reporting units. Additionally, the Company’s policy will be to perform its annual impairment testing for all reporting units as of July 31st of each fiscal year.

Restructuring Expenses. The Company assesses the need to record restructuring charges in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3), EITF 95-3, “Recognition of Liabilities in

Connection with a Purchase Business Combination” and Staff Accounting Bulletin (SAB) No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. The Company records liabilities that primarily includes the estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations, bandwidth agreements and other service contracts. These estimates are based on the remaining amounts due under various contractual agreements, adjusted for any anticipated contract cancellation penalty fees or any anticipated or unanticipated event or changes in circumstances that would reduce these obligations.

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

Excess and Obsolete Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and its estimated net realizable value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Such adjustments are considered permanent adjustments to the cost basis of the inventory.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 applies to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new statements, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. The Company adopted SFAS No. 142 on August 1, 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on August 1, 2002. This statement did not have a material effect on the Company’s financial position or results of operations.

On August 1, 2002 the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under the provisions of SFAS No. 144 certain disposal activities that previously did not qualify for discontinued operations accounting will now be required to be reported as discontinued operations. SFAS No. 144 requires that a disposal of a component of an entity comprising operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes from the rest of the entity, shall be reported as discontinued operations if (a) the operations of the component have been or will be eliminated from the ongoing operations of the entity as a result of the disposition activity, and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Under Statement No. 144, the Company is required to test certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. Statement No. 144 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group exceeds its fair value. When events or changes in circumstances dictate an impairment review of a long-lived asset or group, the Company will evaluate recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company will measure any impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value.

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

During the fiscal year ended July 31, 2002, CMGI had an operating loss of approximately $487.4 million. During the three months ended October 31, 2002, CMGI had an operating loss of approximately $48.8 million. CMGI anticipates that it will continue to incur significant operating expenses in the future, including significant costs of revenue and selling, general and administrative and amortization, impairment and restructuring expenses. CMGI also has significant commitments and contingencies, including with respect to real estate, machinery and equipment leases, continuing stadium sponsorship obligations, and guarantees entered into by CMGI on behalf of itself and its operating companies. As a result, CMGI expects to continue to incur significant operating expenses and can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. At October 31, 2002, CMGI had a consolidated cash and cash equivalents balance of approximately $193.3 million. Total cash and cash equivalents usage was approximately $46.2 million during the first quarter of fiscal 2003. If CMGI is unable to reach and sustain profitability, it risks depleting its working capital balances and its business will be materially adversely affected.

CMGI has in the past, and may in the future, sell or divest, or attempt to sell or divest its interests in certain of its subsidiaries, if, among other reasons, management of CMGI deems the business of the subsidiary to be sufficiently unrelated to CMGI’s core businesses or if the subsidiary is underperforming from a financial or business point of view. Unprofitable non-core businesses and underperforming businesses pose a substantial risk to CMGI’s ability to reduce its cash burn or reach profitability, both of which are stated goals of CMGI. CMGI’s inability to sell or divest its interest in such non-core or underperforming subsidiaries, in the desired timeframe or on terms acceptable to CMGI, will adversely affect CMGI’s results of operations and could cause such results to be lower than expected by securities analysts and investors.

CMGI may have problems raising money it needs in the future.

CMGI from time to time seeks opportunities to provide capital to support CMGI’s growth through the selective sale of investments or minority interests in subsidiaries or affiliates to outside investors. In recent years, CMGI has generally financed its operations with proceeds from selling shares of stock of companies in which CMGI had invested directly or through its @Ventures venture capital affiliates. The aggregate holdings and market value of the shares of stock held by CMGI has declined significantly over the past two plus years, due to market conditions and continued sales. At October 31, 2002, CMGI held approximately $26.4 million in available-for-sale securities. Market and other conditions largely beyond CMGI’s control may affect its ability to engage in future sales of such securities, the timing of any such sales, and the amount of proceeds therefrom. Even if CMGI is able to sell any such securities in the future, CMGI may not be able to sell at favorable prices or on favorable terms. In addition, this funding source may not be sufficient in the future, and CMGI may need to obtain funding from outside sources. However, CMGI may not be able to obtain funding from outside sources. In addition, even if CMGI finds outside funding sources, CMGI may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of CMGI’s common stock. CMGI may also be required to take other actions, which may lessen the value of its common stock or dilute its common stockholders, including borrowing money on terms that are not favorable to CMGI or issuing additional shares of common stock. If CMGI experiences difficulties raising money in the future, its business will be materially adversely affected.

CMGI derives a significant portion of its revenue from a small number of customers and the loss of any of those customers could significantly damage CMGI’s business.

A limited number of customers account for a substantial portion of CMGI’s consolidated net revenue and the loss of any one or more of these customers could cause its revenue to decline below expectations. On July 11, 2002, CMGI acquired the assets of iLogistix, through its wholly-owned subsidiary, SL Supply Chain. Nearly all of the revenues of SL Supply Chain are accounted for by sales to Hewlett-Packard and Microsoft. CMGI currently does not have any agreements which obligate either customer to buy a minimum amount of products or services from CMGI or to designate CMGI as its sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard or Microsoft, or any other key customer, would have a material adverse effect on CMGI. CMGI believes that it will continue to derive a significant portion of its operating revenue from sales to a small number of customers. There can be no assurance that CMGI’s revenue from key customers will not decline in future periods.

If the market for supply chain management services declines, the demand for CMGI’s services and its financial results could suffer.

CMGI derives a substantial portion of its revenue from the supply chain management services provided by SalesLink and SL Supply Chain. CMGI’s business and future growth will depend in large part on the industry trend towards outsourcing supply chain management and other business processes. If this trend does not continue or declines, demand for CMGI’s supply chain management services would decline and its financial results could suffer.

A decline in the technology sector could reduce CMGI’s revenue.

A large portion of CMGI’s supply chain management revenue comes from clients in the technology sector which is intensely competitive and highly volatile. A decline in the overall performance of the technology sector could adversely affect the demand for supply chain management services and reduce CMGI’s revenues from such clients.

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

CMGI’s performance is substantially dependent on the performance of its executive officers and other key employees, as well as management of its operating companies. The familiarity of these individuals with the Internet and supply chain management industries makes them especially critical to CMGI’s success. In addition, CMGI’s success is dependent on its ability to attract, train, retain and motivate high quality personnel, especially for its operating companies’ management teams. The loss of the services of any of CMGI’s executive officers or key employees may harm its business. CMGI’s success also depends on its continuing ability to attract, train, retain and motivate other highly qualified technical and managerial personnel. Competition for such personnel is intense.

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

In addition, a portion of CMGI’s assets includes the equity securities of both publicly traded and privately held companies. The market price and valuations of the securities that CMGI holds may fluctuate due to market conditions and other conditions over which CMGI has no control. Fluctuations in the market price and valuations of the securities that CMGI holds in other companies may result in fluctuations of the market price of CMGI’s common stock and may reduce the amount of working capital available to CMGI. On December 2, 2002, CMGI fulfilled its obligation to deliver approximately 448.3 million shares of Pacific Century CyberWorks Limited to the former holders of CMGI’s Series C Convertible Preferred Stock.

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

CMGI’s operating companies intend to continue to expand their operations outside of the United States. This international expansion will require significant management attention and financial resources. The ability of CMGI’s Internet-based operating companies to expand their offerings of CMGI’s products and services internationally will be limited by the general acceptance of the Internet in other countries. The operations of CMGI’s supply chain management operating companies are subject to numerous and varied regulations worldwide, some of which may have an adverse effect on CMGI’s ability to develop its international operations. In addition, CMGI and its operating companies have limited experience in such international activities. Accordingly, CMGI and its operating companies will need to commit substantial time and development resources to customizing the products and services of its operating companies for selected international markets and to developing international sales and support channels.

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

CMGI, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company’s available-for-sale securities at October 31, 2002 primarily consisted of investments in companies in the Internet and technology industries which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the equity component of the Company’s available-for-sale securities portfolio as of October 31, 2002, would result in an approximate $3.3 million decrease in the fair value of the Company’s available-for-sale securities.

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

The Company from time to time uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy, derivative positions are used to reduce risk by hedging underlying economic or market exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At October 31, 2002, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rate (EURIBOR) interest rate on its outstanding borrowing arrangements.

The Company has historically had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. The Company may consider utilizing derivative instruments to mitigate the risk of foreign currency exchange rate fluctuations in the future.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in the Company’s internal controls, and therefore there were no corrective actions taken.

CMGI, INC. AND SUBSIDIARIES

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

In December 1999, Neil Braun, a former officer of iCAST Corporation, a wholly owned subsidiary of the Company (“iCAST”), filed a complaint in United States District Court, Southern District of New York naming the Company, iCAST and David S. Wetherell as defendants. In the complaint, Mr. Braun alleged breach of contract regarding his termination from iCAST and claimed that he was entitled to acceleration of options to purchase CMGI common stock and iCAST common stock, upon his termination, under contract and promissory estoppel principles. Mr. Braun also claimed that, under quantum meruit principles, he was entitled to lost compensation. Mr. Braun sought damages of approximately $50 million and requested specific performance of the acceleration and exercise of options. In August 2001, the Court (i) granted summary judgment dismissing Mr. Wetherell as a defendant and (ii) granted summary judgment, disposing of Mr. Braun’s contract claim. In February 2002, the Court granted summary judgment disposing of Mr. Braun’s promissory estoppel claim. Trial on the quantum meruit claim was held in March 2002 and the jury returned a verdict in favor of Mr. Braun and against the Company in the amount of $113,482.24. As to iCAST, the jury found that Mr. Braun had not proven his claim. The Company filed a motion for directed verdict, which motion sought to set aside the jury verdict against the Company. Such motion was denied. In May 2002, Mr. Braun appealed the Court’s dismissal of his contract and promissory estoppel claims against iCAST and the Company. Briefing on the appeal is complete, however no argument date has yet been set.

In August 2001, Jeffrey Black, a former employee of AltaVista, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of the termination of Mr. Black’s employment with AltaVista. As set forth in the complaint, Mr. Black is seeking monetary damages in excess of $70 million. The Company and AltaVista each believes that these claims are without merit and plans to vigorously defend against these claims. In March 2002, the court ordered the entire case to binding arbitration in California. In June 2002, Mr. Black petitioned the California Court of Appeal for a writ prohibiting enforcement of the order compelling arbitration of his cause of action for wrongful termination in violation of public policy. In July 2002, the Court of Appeal denied Mr. Black’s petition. In August 2002, Mr. Black submitted the matter to the American Arbitration Association. A date for the arbitration has not yet been set.

On January 28, 2002, Mark Nutritionals, Inc. (“MNI”) filed suit against AltaVista in the United States District Court for the Western District of Texas, San Antonio Division. The claims against AltaVista include unfair competition and trademark infringement and dilution, under both federal law and the laws of the State of Texas. MNI is seeking compensatory damages in the amount of $10.0 million and punitive damages. AltaVista believes that these claims are without merit and plans to vigorously defend against these claims. AltaVista filed its answer on March 1, 2002, denying the allegations. MNI has filed for Chapter 11 bankruptcy protection. AltaVista is entitled to indemnification by a third party with respect to this matter.

On April 16, 2002, NCR Corporation filed a complaint in the United States District Court for the Northern District of Illinois against uBid. The complaint alleges that uBid has infringed four patents held by NCR and seeks unspecified monetary damages and injunctive relief. uBid believes that these claims are without merit and plans to vigorously defend against these claims. On May 28, 2002, uBid filed its answer to the complaint, denying the allegations. On December 5, 2002, NCR amended the complaint to add four additional patents. The parties are currently engaged in discovery.

On February 26, 2002, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, Engage and the individual members of the Board of Directors of Engage (David S. Wetherell, George A. McMillan, Christopher M. Cuddy, Edward M. Bennett and Peter J. Rice). The complaint alleges, among other things, breaches of fiduciary duties by the Company and the individual defendants, and violations of Delaware law. The complaint requests, among other things, that the court (i) enjoin Engage from effecting a proposed reverse stock split, (ii) enjoin the issuance of shares of Engage common stock to the Company upon conversion of promissory notes previously issued by Engage to the Company, (iii) award rescissory relief if the reverse stock split and stock issuances are consummated, and (iv) award the plaintiff compensatory damages, attorneys’ fees and expenses. On February 28, 2002, the Delaware Court of Chancery denied a request by the plaintiffs for the scheduling of a preliminary injunction hearing, and denied a request to allow expedited discovery in the lawsuit. In May 2002, the plaintiffs filed an amended complaint. In addition to the requests stated in the original complaint, the amended complaint requests that the court (i) enjoin a proposed merger by and among the Company, a wholly owned subsidiary of the Company and Engage (the “Merger”), and (ii) declare the Merger not to be entirely fair to the plaintiffs. On August 2, 2002, this matter was consolidated with the related matters set forth in the following two paragraphs. In light of the September 9, 2002 transaction in which the Company divested all of its equity and debt ownership interests in Engage, on October 18, 2002, all parties submitted to the Court a stipulated order agreeing to dismiss, with prejudice as to the named plaintiffs only, this matter as moot. The stipulated order further provides that the Court shall retain jurisdiction over the matter to consider any application for attorney’s fees and expenses submitted by plaintiffs or their counsel. On October 24, 2002, the Court entered the order dismissing the matter.

On May 21, 2002, a purported class action lawsuit was filed with the Court of Chancery of the State of Delaware against the Company, Engage and the individual members of the Board of Directors of Engage (David S. Wetherell, George A. McMillan, Christopher M. Cuddy, Edward M. Bennett and Peter J. Rice). The complaint alleges, among other things, breaches of fiduciary duties. The complaint requests, among other things, that the Court (i) enjoin, preliminarily and permanently, the Merger, (ii) rescind the Merger (in the event it is consummated) or grant the plaintiffs rescissory damages, (iii) direct that the defendants account to plaintiffs for all damages caused to the plaintiffs and any special benefits obtained as a result of alleged unlawful conduct, and (iv) award the plaintiffs the costs and disbursements (including attorneys’ fees) relating to this action. On August 2, 2002, this matter was consolidated with the related matters set forth in the following and preceding paragraphs. In light of the September 9, 2002 transaction in which the Company divested all of its equity and debt ownership interests in Engage, on October 18, 2002, all parties submitted to the Court a stipulated order agreeing to dismiss, with prejudice as to the named plaintiffs only, this matter as moot. The stipulated order further provides that the Court shall retain jurisdiction over the matter to consider any application for attorney’s fees and expenses submitted by plaintiffs or their counsel. On October 24, 2002, the Court entered the order dismissing the matter.

On May 21, 2002, another purported class action lawsuit was filed with the Court of Chancery of the State of Delaware against the Company, Engage and Robert W. Bartlett, Jr., Edward A. Bennett, Christopher M. Cuddy, George A. McMillan, Peter M. Rice, David S. Wetherell and Andrew J. Zimmon (officers and directors of Engage). The complaint alleges, among other things, breaches of fiduciary duties. The complaint requests, among other things, that the Court (i) enjoin, preliminarily and permanently, the Merger, (ii) rescind the Merger (in the event it is consummated) or grant the plaintiffs rescissory damages, (iii) direct that the defendants account to plaintiffs for all profits and any special benefits obtained as a result of alleged unlawful conduct, and (iv) award the plaintiffs the costs and disbursements (including attorneys’ and experts’ fees) relating to this action. On August 2, 2002, this matter was consolidated with the related matters set forth in the preceding two paragraphs. In light of the September 9, 2002 transaction in which the Company divested all of its equity and debt ownership interests in Engage, on October 18, 2002, all parties submitted to the Court a stipulated order agreeing to dismiss, with prejudice as to the named plaintiffs only, this matter as moot. The stipulated order further provides that the Court shall retain jurisdiction over the matter to consider any application for attorney’s fees and expenses submitted by plaintiffs or their counsel. On October 24, 2002, the Court entered the order dismissing the matter.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

(b) Reports on Form 8-K

On September 10, 2002, the Company filed a Current Report on Form 8-K dated September 9, 2002 to report under Item 5 (Other Events) that the Company had divested all of its equity and debt ownership interests in Engage, Inc. No financial statements were filed with such report.

On September 12, 2002, the Company filed a Current Report on Form 8-K dated September 11, 2002 to report under Item 5 (Other Events) that the Company had sold all of its equity and debt ownership interests in NaviSite, Inc. No financial statements were filed with such report.

On October 3, 2002, the Company filed Amendment No. 1 to Current Report on Form 8-K/A to amend the Company’s Current Report on Form 8-K dated September 9, 2002 to report under Item 2 (Acquisition or Disposition of Assets) that the Company had divested all of its equity and debt ownership interests in Engage, Inc. The following financial statements were filed with such report:

Unaudited pro forma condensed balance sheet of CMGI, Inc. as of April 30, 2002.

Unaudited pro forma condensed statement of operations of CMGI, Inc. for the nine months ended April 30, 2002.

Unaudited pro forma condensed statement of operations of CMGI, Inc. for the twelve months ended July 31, 2001.

On October 29, 2002, the Company filed a Current Report on Form 8-K dated October 29, 2002 to report under Item 9 (Regulation FD Disclosure) that the Company had submitted to the Securities and Exchange Commission the Statements Under Oath of Principal Executive Officer and Principal Financial Officer in accordance with the Commission’s Order dated June 27, 2002 (File No. 4-460). No financial statements were filed with such report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 16, 2002
CMGI, Inc.

By:	/S/ THOMAS OBERDORF

Thomas Oberdorf
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

I, George A. McMillan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CMGI, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

By:	/S/ GEORGE A. MCMILLAN

George A. McMillan
President and Chief Executive Officer

CERTIFICATION

I, Thomas Oberdorf, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CMGI, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

By:	/S/ THOMAS OBERDORF
Thomas Oberdorf Chief Financial Officer and Treasurer

EXHIBIT INDEX

Item	Description

10.1	FY 2003 Bonus Plan for CMGI Corporate.

10.2	Form of FY 2003 Bonus Plan for Operating Companies.

10.3
First Amendment to Loan and Security Agreement, dated as of August 27, 2002, by and among SalesLink Corporation, InSolutions Incorporated, On-Demand Solutions, Inc., Pacific Direct Marketing Corp., and SalesLink Mexico Holding Corp., as Borrowers, and LaSalle Bank National Association, as a Lender and as Agent for the Lenders.

10.4
Consent and Second Amendment to Loan and Security Agreement, dated as of October 30, 2002, by and among SalesLink Corporation, InSolutions Incorporated, On-Demand Solutions, Inc., Pacific Direct Marketing Corp., and SalesLink Mexico Holding Corp., as Borrowers, and LaSalle Bank National Association, as a Lender and as Agent for the Lenders.