Form 10-Q
period 2003-01-31
CMGI INC
filed 2003-03-17
CIK 914712

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the quarter ended January 31, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number 000-23262

                                ----------------

                                   CMGI, INC.
             (Exact name of registrant as specified in its charter)

                                -----------------

                DELAWARE                                04-2921333
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

          100 Brickstone Square
         Andover, Massachusetts                           01810
(Address of principal executive offices)                (Zip Code)

                                 (978) 684-3600
              (Registrant's telephone number, including area code)

                                ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Number of shares outstanding of the issuer's common stock, as of March 13, 2003:

  Common Stock, par value $.01 per share                   393,471,707
                 Class                            Number of shares outstanding

================================================================================

================================================================================

                                   CMGI, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets--January 31, 2003
           and July 31, 2002 (unaudited)                                            3

         Condensed Consolidated Statements of Operations--Three
           and six months ended January 31, 2003 and 2002 (unaudited)               4

         Condensed Consolidated Statements of Cash Flows--Six months
           ended January 31, 2003 and 2002 (unaudited)                              5

         Notes to Condensed Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                               21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                46

Item 4.  Controls and Procedures                                                   46

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                         47

Item 6.  Exhibits and Reports on Form 8-K                                          48

SIGNATURE                                                                          49

CERTIFICATIONS                                                                     50

EXHIBIT INDEX                                                                      52

================================================================================

                           CMGI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     January 31,         July 31,
                                                                        2003              2002
                                                                  ----------------   ----------------
                                                                      (in thousands, except share
                                                                         and per share amounts)
ASSETS
Current assets:
  Cash and cash equivalents                                        $  174,712          $ 215,078
  Available-for-sale securities                                         1,845             10,327
  Trading security                                                         --             94,271
  Accounts receivable, trade, net of allowance for doubtful
    accounts                                                           60,173             38,221
  Inventories                                                          35,560             32,177
  Prepaid expenses and other current assets                            24,181             19,416
  Current assets of discontinued operations                            59,196            132,609
  Deferred loss on disposal of subsidiary                                  --             31,869
                                                                  ----------------   ----------------
Total current assets                                                  355,667            573,968
                                                                  ----------------   ----------------
Property and equipment, net                                            26,241             30,432
Investments in affiliates                                              32,507             57,770
Goodwill                                                               22,123             24,341
Non-current assets of discontinued operations                          16,042            189,449
Other assets                                                            2,408             29,943
                                                                  ----------------   ----------------
                                                                   $  454,988          $ 905,903
                                                                  ================   ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                    $       --          $  94,271
  Current installments of long-term debt                                1,397              1,316
  Accounts payable                                                     40,774             24,065
  Accrued restructuring                                                12,679             23,783
  Accrued income taxes                                                 94,813             93,515
  Accrued expenses                                                     44,016             33,482
  Other current liabilities                                             4,413              5,440
  Current liabilities of discontinued operations                       53,048             94,217
                                                                  ----------------   ----------------
Total current liabilities                                             251,140            370,089
                                                                  ----------------   ----------------

Long-term debt, less current installments                               7,643              7,884
Other long-term liabilities                                            14,974             14,181
Non-current liabilities of discontinued operations                      1,744             61,272
Minority interest                                                      38,319             35,847
Commitments and contingencies
Stockholders' equity:
  Preferred  stock, $0.01 par value per share. Authorized
     5,000,000 shares; zero issued or outstanding as of
     January 31, 2003 and July 31, 2002                                    --                 --
  Common stock, $0.01 par value per share. Authorized
     1,405,000,000 shares; issued and outstanding
     393,390,023 shares at January 31, 2003 and
      392,679,011 shares at July 31, 2002                               3,934              3,926
  Additional paid-in capital                                        7,294,033          7,292,377
  Accumulated deficit                                              (7,157,302)        (6,880,452)
                                                                  ----------------   ----------------
Accumulated other comprehensive income                                    503                779
                                                                  ----------------   ----------------
Total stockholders' equity                                            141,168            416,630
                                                                  ----------------   ----------------
                                                                   $  454,988         $  905,903
                                                                  ================   ================

       See accompanying notes to interim unaudited condensed consolidated financial statements

                           CMGI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        Three Months Ended               Six Months Ended
                                                                           January 31,                      January 31,
                                                                       ----------------------        --------------------------
                                                                         2003          2002             2003             2002
                                                                       --------      --------        ---------        ---------
                                                                              (in thousands, except per share amounts)
Net revenue                                                           $ 119,774      $ 43,744        $ 232,996        $  88,521
Operating expenses:
   Cost of revenue                                                      110,549        36,121          214,912           84,810
   Research and development                                               1,445         2,449            3,499            5,711
   Selling                                                                2,860         2,993            6,058            7,524
   General and administrative                                            13,273        15,924           35,631           37,292
   Amortization of intangible assets and stock-based compensation            54         1,751              109            3,501
   Impairment of long-lived assets                                           24         2,328               24            2,328
   Restructuring                                                          9,095          (361)           9,405           (9,224)
                                                                      ---------      --------        ---------        ---------
      Total operating expenses                                          137,300        61,205          269,638          131,942
                                                                      ---------      --------        ---------        ---------
         Operating loss                                                 (17,526)      (17,461)         (36,642)         (43,421)
                                                                      ---------      --------        ---------        ---------

Other income (expense):
   Interest income                                                          845         2,699            2,083            8,722
   Interest (expense) recovery, net                                     (25,725)       13,474            1,162            7,127
   Other gains (losses), net                                             23,468       (17,886)         (31,394)         (25,746)
   Equity in losses of affiliates, net                                     (373)       (1,144)            (888)         (13,393)
   Minority interest                                                        327            21           (1,980)             (47)
                                                                      ---------      --------        ---------        ---------
                                                                         (1,458)       (2,836)         (31,017)         (23,337)
Loss from continuing operations before income taxes and
   extraordinary item                                                   (18,984)      (20,297)         (67,659)         (66,758)
Income tax expense (benefit)                                                738        (1,794)           1,594           10,785
                                                                      ---------      --------        ---------        ---------
Loss from continuing operations before extraordinary item               (19,722)      (18,503)         (69,253)         (77,543)
Discontinued operations, net of income taxes:
   Loss from discontinued operations                                   (163,544)      (97,575)        (207,597)        (263,339)

Extraordinary gain on retirement of debt, net of income taxes                --       131,281               --          131,281
                                                                      ---------      --------        ---------        ---------
Net income (loss)                                                      (183,266)       15,203         (276,850)        (209,601)

Preferred stock accretion                                                    --          (411)              --           (2,301)
Gain on repurchase of Series C Convertible Preferred Stock                   --        63,505               --           63,505
                                                                      ---------      --------        ---------        ---------
Net income (loss) available to common stockholders                    $(183,266)     $ 78,297        $(276,850)       $(148,397)
                                                                      =========      ========        =========        =========
Basic and diluted income (loss) per share available to common stockholders:

   Income (loss) from continuing operations before extraordinary
      item                                                            $  (0.05)      $   0.12        $   (0.18)       $   (0.04)
   Loss from discontinued operations                                  $  (0.42)      $  (0.25)       $   (0.53)       $   (0.72)
   Extraordinary gain on retirement of debt, net of income taxes      $     --       $   0.33        $      --        $    0.36
                                                                      ---------      --------        ---------        ---------
   Net income (loss) available to common stockholders                 $  (0.47)      $   0.20        $   (0.71)       $   (0.40)
                                                                      =========      ========        =========        =========
Shares used in computing basic income (loss) per share                  393,064       383,845          392,873          367,560
                                                                      ---------      --------        ---------        ---------
Shares used in computing diluted income (loss) per share                393,064       388,641          392,873          367,560
                                                                      ---------      --------        ---------        ---------

       See accompanying notes to interim unaudited condensed consolidated financial statements

                           CMGI, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Six Months Ended
                                                                                                         January 31,
                                                                                               ----------------------------
                                                                                                   2003             2002
                                                                                               ------------    ------------
                                                                                                      (in thousands)
Cash flows from operating activities of continuing operations:
    Net loss                                                                                   $(276,850)        $(209,601)
    Loss from discontinued operations                                                           (207,597)         (263,339)
                                                                                               ---------         ---------
    Income (loss) from continuing operations                                                     (69,253)           53,738
    Adjustments to reconcile net loss to cash used for continuing operations:
        Depreciation, amortization and impairment charges                                          6,220            14,880
        Deferred income taxes                                                                          -            12,380
        Realization of cumulative translation adjustment                                           5,026                 -
        Non-operating losses, net                                                                 23,933          (126,052)
        Equity in losses of affiliates                                                               888            13,393
        Minority interest                                                                         (1,980)              (47)
        Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
            Trade accounts receivable                                                            (22,292)            8,806
            Prepaid expenses and other current assets                                                242               636
            Inventories                                                                           (3,453)            3,325
            Accounts payable, accrued restructuring and expenses                                  19,500               (32)
            Deferred revenues                                                                        462            (2,378)
            Refundable and accrued income taxes, net                                               1,298            13,852
            Other assets and liabilities                                                          11,019            (9,818)
                                                                                               ---------         ---------
Net cash used for operating activities of continuing operations                                  (28,390)          (17,317)
                                                                                               ---------         ---------
Cash flows from investing activities of continuing operations:
    Additions to property and equipment                                                           (6,046)           (6,050)
    Net proceeds from maturities of (purchases of) available-for-sale securities, net                  -            21,367
    Proceeds from liquidation of stock investments                                                15,377            19,446
    Cash impact of acquisitions and divestitures of subsidiaries, net                               (583)           (1,539)
    Net investments in affiliates                                                                 10,200            (4,077)
    Other, net                                                                                         -             3,384
                                                                                               ---------         ---------
Net cash provided by investing activities of continuing operations                                18,948            32,531
                                                                                               ---------         ---------
Cash flows from financing activities of continuing operations:
    Net repayments of notes payable                                                                    -           (75,000)
    Net repayments of long-term debt                                                                (160)           (1,780)
    Payment for retirement of Series C Convertible Preferred Stock                                     -          (100,301)
    Net proceeds from issuance of common stock                                                       324               793
                                                                                               ---------         ---------
Net cash provided by (used for) financing activities of continuing operations                        164          (176,288)
                                                                                               ---------         ---------
Net cash used for discontinued operations                                                        (31,088)         (136,851)
Net decrease in cash and cash equivalents                                                        (40,366)         (297,925)
Cash and cash equivalents at beginning of period                                                 215,078           619,590
                                                                                               ---------         ---------
Cash and cash equivalents at end of period                                                     $ 174,712         $ 321,665
                                                                                               =========         =========

       See accompanying notes to interim unaudited condensed consolidated financial statements

                           CMGI, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by CMGI, Inc. (together with its consolidated subsidiaries, "CMGI" or the "Company") in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2002 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on October 29, 2002. The results for the three and six-month periods ended January 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified in accordance with US GAAP to conform to the current year presentation. Discontinued operations reporting has been applied for certain of the Company's subsidiaries that have been disposed of or are held for sale(See note F).

     Marketable securities held by the Company which meet the criteria for classification as trading securities are carried at fair value. Unrealized holding gains and losses on securities classified as trading are recorded as a component of "Other gains (losses), net" in the accompanying condensed consolidated statements of operations.

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

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on August 1, 2002. This statement did not have a material effect on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No's. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of this Statement did not have a material impact on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. The provisions of this Statement are required to be applied to exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

                           CMGI, INC. AND SUBSIDIARIES

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material effect on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not anticipate that adoption of SFAS No. 148 will have a material effect on the Company's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("VIEs"). This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which an interest is acquired after that date. Effective July 1, 2003, it also applies to VIEs in which an interest is acquired before February 1, 2003. The Company may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The Company is in the process of evaluating the effects of applying Interpretation No. 46. Based on our preliminary analysis, the Company does not anticipate that adoption of Interpretation No. 46 will have a material effect on the Company's financial position or results of operations.

C.   OTHER GAINS (LOSSES), NET

     The following table reflects the components of "Other gains (losses), net":

                                                                     Three Months Ended             Six Months Ended
                                                                          January 31,                  January 31,
                                                                  -------------------------    ---------------------------
                                                                      2003           2002           2003          2002
                                                                  ------------   -----------   -------------  ------------
                                                                                        (in thousands)

Gain on derivative and sale of hedged Yahoo!, Inc. common
  stock                                                               $    --      $     --        $     --      $ 53,897
Gain (loss) on sales of marketable securities                           7,417        (3,478)          7,417       (31,003)
Gain (loss) on mark-to-market adjustment for trading
  security                                                             24,687         2,885          (6,329)        2,885
Loss on sale of Equilibrium Technologies, Inc.                             --            --          (3,527)           --
Loss on sale of Activate.Net Corporation                                   --            --              --       (20,743)
Loss on impairment of marketable securities                              (187)       (1,708)           (387)       (1,708)
Loss on divestiture of investment in Signatures SNI, Inc.                  --            --         (14,056)           --
Loss on impairment of investments in affiliates                        (7,876)      (15,488)        (14,051)      (27,016)
Other, net                                                               (573)          (97)           (461)       (2,058)
                                                                  ------------   -----------   -------------  ------------
                                                                      $23,468      $(17,886)       $(31,394)     $(25,746)
                                                                  ============   ===========   =============  ============

     During the three months ended January 31, 2003 the Company recorded a gain of approximately $24.7 million on the mark-to-market adjustment of a trading security (see note L). The Company also recorded impairment charges of approximately $7.9 million for other-than-temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC. During the three months ended January 31, 2003, the Company recorded a gain on the sale of marketable securities of approximately $7.4 million from the proceeds received in the acquisition of Vicinity by Microsoft.

     During the three months ended January 31, 2002 the Company recorded impairment charges of approximately $15.5 million for other-than-temporary declines in the carrying value of certain investments in affiliates.
These charges were primarily associated with investments made by CMGI@Ventures IV, LLC.

                           CMGI, INC. AND SUBSIDIARIES

     During the six months ended January 31, 2003, the Company recorded a loss of approximately $6.3 million on the mark-to-market adjustment of a trading security (see note L). The Company also recorded impairment charges of approximately $14.1 million for other-than-temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC.

     On November 6, 2002, the Company divested of its equity and debt interests in Signatures SNI, Inc. ("Signatures"). In connection with this transaction the Company recorded a pre-tax loss of approximately $14.1 million during the six months ended January 31, 2003 (see note F).

     On October 17, 2002, the Company sold its interests in its majority-owned subsidiary Equilibrium Technologies, Inc. ("Equilibrium") to a group led by the current management of Equilibrium and recorded a pre-tax loss of approximately $3.5 million (see note F).

     On January 2003, the Company recorded a gain on the sale of marketable securities of approximately $7.4 million from the proceeds received in the acquisition of Vicinity by Microsoft.

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

     In September 2001, the Company completed the sale of its majority-owned subsidiary, Activate.Net Corporation to Loudeye Technologies, Inc. and recorded a pre-tax loss of approximately $20.7 million.

D.   IMPAIRMENT OF LONG-LIVED ASSETS, GOODWILL AND OTHER INTANGIBLE ASSETS

     Through July 31, 2002, the Company recorded impairment charges as a result of management's ongoing business reviews and impairment analysis performed under its policy regarding impairment, utilizing the guidance in SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). Where impairment indicators were identified, management evaluated whether the projected undiscounted cash flows were sufficient to cover the particular long-lived asset being reviewed. If the undiscounted cash flows were insufficient, management then determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. Management determined fair value of goodwill and certain other intangible assets based on a combination of the discounted cash flow methodology, which was based upon converting expected cash flows to present value, and the market approach, which included analysis of market price multiples of companies engaged in lines of business similar to the Company. The market price multiples were selected and applied to the Company based on the relative performance, future prospects and risk profile of the Company in comparison to the guideline companies. Management predominantly utilized third-party valuation reports in its determination of fair value. Management predominantly determined fair value of other long-lived assets, such as property and equipment, based on third-party valuation reports.

     On August 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, the Company is required to test certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset's carrying amount. SFAS No. 144 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group exceeds its fair value. When events or changes in circumstances dictate an impairment review of a long-lived asset or group, the Company will evaluate recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company will measure any impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company adopted SFAS No. 142 on August 1, 2002. SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual

                           CMGI, INC. AND SUBSIDIARIES
values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142.

     Under the provisions of SFAS No. 142, the Company is required to perform transitional goodwill impairment tests as of August 1, 2002. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss resulting from the completion of the first step of the transitional goodwill impairment testing will be recognized as the cumulative effect of a change in accounting principle in the Company's condensed consolidated statements of operations.

     In accordance with the provisions of SFAS No. 142, the Company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Based on the provisions of the standard, the Company has determined that it has two reporting units for purposes of goodwill impairment testing. Additionally, the Company's policy will be to perform its annual impairment testing for all reporting units as of the fourth quarter of each fiscal year.

     Following the adoption of SFAS No. 142, the Company completed the first step of the required transitional impairment test during the second quarter of 2003, based on the comparison of the fair value of the reporting unit with their respective carrying values as of August 1, 2002. The Company concluded that there was no impairment indicated as of August 1, 2002. As of August 1, 2002, the Company ceased the amortization of goodwill.

     The changes in the carrying amount of goodwill for the six months ended January 31, 2003 are as follows:

                                                         Enterprise
                                          eBusiness       Software
                                             and            and
                                         Fulfillment      Services
                                           Segment        Segment       Total
                                         -----------    -----------   ---------
                                                       (in thousands)

Balance as of July 31, 2002                $ 22,123        $ 2,218    $ 24,341
Goodwill written off related to sale
of subsidiary                                   --          (2,218)     (2,218)
                                         -----------    -----------   ---------
Balance as of January 31, 2003             $ 22,123            --     $ 22,123
                                         ===========    ===========   =========

                           CMGI, INC. AND SUBSIDIARIES

The reconciliation of net income (loss) available to common stockholders before goodwill amortization expense, for the three and six months ended January 31, 2003 and 2002, is as follows:


                                                                      Three Months Ended         Six Months Ended
                                                                          January 31,               January 31,
                                                                   -----------------------    ----------------------
                                                                      2003         2002          2003        2002
                                                                   ----------   ----------    ----------  ----------
                                                                          (in thousands, except per share amounts)
Loss from continuing operations before extraordinary item
   as reported                                                     $ (19,722)   $ (18,503)    $ (69,253)  $ (77,543)
Add back: goodwill amortization expense, net of tax                      --         1,696           --        3,392
                                                                   ----------   ----------    ----------  ----------
Adjusted loss from continuing operations before
   extraordinary item                                              $ (19,722)   $ (16,807)    $ (69,253)  $ (74,151)
                                                                   ==========   ==========    ==========  ==========
Net income (loss) available to common stockholders as
   reported                                                        $(183,266)   $  78,297     $(276,850)  $(148,397)
Add back: goodwill amortization expense, net of tax                      --         1,696           --        3,392
                                                                   ----------   ----------    ----------  ----------
Adjusted net income (loss) available to common stockholders        $(183,266)   $  79,993     $(276,850)  $(145,005)
                                                                   ==========   ==========    ==========  ==========

Basic income (loss) per share from continuing operations
   before extraordinary item as reported                           $   (0.05)   $   (0.05)    $   (0.18)  $   (0.21)
Add back: goodwill amortization expense, net of tax                      --          0.01           --         0.01
                                                                   ----------   ----------    ----------  ----------
Adjusted basic income (loss) per share from continuing
   operations before extraordinary item as reported                $   (0.05)   $   (0.04)    $   (0.18)  $   (0.20)
                                                                   ==========   ==========    ==========  ==========
Diluted income (loss) per share from continuing operations
   before extraordinary item as reported                           $   (0.05)   $   (0.05)    $   (0.18)  $   (0.21)
Add back: goodwill amortization expense, net of tax                      --          0.01           --         0.01
                                                                   ----------   ----------    ----------  ----------
Adjusted diluted income (loss) per share from continuing
   operations before extraordinary item as reported                $   (0.05)   $   (0.04)    $   (0.18)  $   (0.20)
                                                                   ==========   ==========    ==========  ==========
Basic income (loss) per share available to
   common stockholders as reported                                 $   (0.47)   $    0.20     $   (0.71)  $   (0.40)

Add back: goodwill amortization expense, net of tax                      --          0.01           --          --
                                                                   ----------   ----------    ----------  ----------
Adjusted basic income (loss) per share available to
   common stockholders                                             $   (0.47)   $    0.21     $   (0.71)  $   (0.40)
                                                                   ==========   ==========    ==========  ==========
Diluted income (loss) per share available to
   common stockholders as reported                                 $   (0.47)   $    0.20     $   (0.71)  $   (0.40)
Add back: goodwill amortization expense, net of tax                     --           0.01           --          --
                                                                   ----------   ----------    ----------  ----------
Adjusted diluted income (loss) per share available to
   common stockholders                                             $   (0.47)   $    0.21     $   (0.71)  $   (0.40)
                                                                   ==========   ==========    ==========  ==========



E.   RESTRUCTURING CHARGES

The following tables summarize the activity in the restructuring accrual from July 31, 2002 through January 31, 2003:

                                                 Employee
                                                 Related      Contractual        Asset
                                                 Expenses     Obligations      Impairments    Total
                                              -------------  ------------    --------------  ---------
                                                                      (in thousands)
Accrued restructuring balance at
   July 31, 2002                               $    421        $ 23,362         $   --      $ 23,783
Q1 Restructuring                                    164             146             --           310
Cash payments                                      (168)         (8,131)            --        (8,299)
Non-cash charges                                     --              --             --            --

                                                 Employee
                                                 Related      Contractual        Asset
                                                 Expenses     Obligations      Impairments    Total
                                              -------------  ------------    --------------  -------
                                                                      (in thousands)
Accrued restructuring balance at
   October 31, 2002                                 417          15,377             --        15,794
Q2 Restructuring                                     96           3,830           6,256       10,182
Restructuring adjustments                           --           (1,087)            --        (1,087)
Cash payments                                      (513)         (5,441)            --        (5,954)
Non-cash charges                                    --              --           (6,256)      (6,256)
                                              -------------  ------------    --------------  ---------
Accrued restructuring balance at
  January 31, 2003                                $ --         $ 12,679         $   --      $ 12,679
                                              =============  ============    ==============  =========


                          CMGI, INC. AND SUBSIDIARIES

     The Company anticipates that the remaining contractual obligation restructuring accruals will be paid by February 2007. The remaining contractual obligations primarily relate to facilities and equipment lease obligations.

     The net restructuring charges (benefits) for the three and six months ended January 31, 2003 and 2002, respectively, would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:


                                Three Months Ended      Six Months Ended
                                   January 31,            January 31,
                               ----------------------------------------------
                                 2003       2002       2003         2002
                               -------   ---------  ----------- -------------
                                                  (in thousands)
Cost of revenue               $     --   $ (2,269)  $     --     $(13,503)
Research and development            30         75         48          112
Selling                             14        206         90          420
General and administrative       9,051      1,627      9,267        3,747
                               -------   ---------  ----------- -------------
                              $  9,095   $   (361)  $  9,405     $ (9,224)
                               =======   =========  =========== =============

     The Company's restructuring initiatives during the six months ended January 31, 2003 and 2002, respectively, involved strategic decisions to exit certain businesses and to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries and at the Company's corporate headquarters to increase operational efficiencies, improve margins and further reduce expenses. Severance charges included employee termination costs as a result of workforce reductions. Employees affected by the restructurings were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The asset impairment charges primarily related to the write-off of property and equipment.

     During the three months ended January 31, 2003, the Company recorded net restructuring charges of approximately $9.1 million. Of this amount, $5.0 million related to the recognition of the cumulative translation component of equity as a result of the substantial completion of the shutdown of the Company's European operations. The Company also recorded $1.2 million of restructuring charges related to the write-off of certain software related costs. In addition, the Company recorded additional facility lease obligation charges related to vacant office space in San Francisco, CA.

     Also, during the three months ended January 31, 2003, the Company settled certain facility lease obligations related to its European operations for amounts less than originally anticipated and recorded a reduction of previously recorded restructuring estimates of approximately $1.1 million.

     During the three months ended October 31, 2002, the Company recorded total restructuring charges of approximately $0.3 million. Of this amount, $0.15 million related to severance costs associated with a workforce reduction at the Company's majority owned subsidiary ProvisionSoft. Additionally, the Company recorded a restructuring charge of $0.16 million related to facility and equipment lease obligations that the Company assumed in connection with its sale of Equilibrium.

     During the three months ended January 31, 2002, the Company recorded a net restructuring benefit of approximately ($0.3) million primarily at its corporate headquarters and MyWay. The restructuring charge incurred at the Company's headquarters, of approximately $2.9 million, related to severance costs from the termination of approximately 70 employees as well as the costs for the future rental obligations associated with office space located in San Francisco, CA. MyWay incurred restructuring expenses of $0.4 million related to the termination of certain customer and vendor contracts in connection with the cessation of its operations.

                           CMGI, INC. AND SUBSIDIARIES

     Also during the three months ended January 31, 2002, the Company settled certain vendor and customer contractual obligations for amounts less than originally anticipated and recorded a reduction of previously recorded restructuring estimates. These restructuring adjustments related to settlements negotiated by NaviPath and MyWay with their respective customers and vendors for amounts less than originally estimated.

     During the three months ended October 31, 2001 the Company recorded a net restructuring benefit of approximately ($8.9) million. Of this amount, MyWay incurred approximately $5.9 million in restructuring charges primarily related to the write-off of property and equipment, as well as the termination of customer and vendor contracts. NaviPath incurred restructuring charges of approximately $4.1 million that primarily related to severance costs, legal, and other professional fees incurred in connection with the cessation of its operations. The Company also recorded approximately $2.2 million in restructuring charges related to the write-off of property and equipment, and costs to exit facility leases in Europe.

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

F. DISCONTINUED OPERATIONS AND DIVESTITURES

     On August 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under the provisions of SFAS No. 144, certain disposal activities that previously did not qualify for discontinued operations accounting will now be required to be reported as discontinued operations. SFAS No. 144 requires that a disposal of a component of an entity comprising operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes from the rest of the entity, shall be reported as discontinued operations if (a) the operations of the component have been or will be eliminated from the ongoing operations of the entity as a result of the disposition activity, and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

     During the quarter ended January 31, 2003, the Company determined to divest of uBid either through the sale of its equity interests, or substantially all of uBid's assets and liabilities. It is expected that the Company will sign a definitive agreement in the near future.

     On March 7, 2003, the Company sold all of its equity ownership interests in Tallan, Inc. to a group (the "Tallan Buyer") led by management of Tallan. Under the terms of the Transaction Agreement, the Company sold to the Tallan Buyer 100% of the issued and outstanding shares of Tallan. In consideration thereof, the Company received, among other things, (i) approximately $7.1 million in cash, (ii) a senior secured interest free promissory note due in March 2008 in the principal amount of $3.0 million made by the Tallan Buyer, and (iii) a warrant for the purchase of 9.0% of the issued and outstanding shares of Tallan common stock, as of the earlier of the date of first exercise or merger or sale of Tallan (on a fully diluted basis, giving effect to the exercise or conversion of the Tallan) at an exercise price of $.01 per share. In addition, Tallan agreed to pay to the Company up to an additional $5.0 million in earnout payments commencing in fiscal 2004 based on Tallan's acheivement of certain revenue thresholds.

     On February 28, 2003, the Company sold all of its equity ownership interest in Yesmail, Inc. for approximately $5.0 million in cash, subject to certain adjustments and customary escrow arrangements.

     On February 18, 2003, Overture Services, Inc. ("Overture"), and AltaVista Company, a majority-owned operating company of CMGI ("AltaVista"), signed a definitive agreement under which Overture will acquire AltaVista's business for approximately $140 million in cash and stock. Under the terms of the agreement, Overture will pay AltaVista in Overture common stock valued at approximately $80 million (provided that Overture will not be required to issue more than 4,274,670 shares or less than 3,001,364 shares), plus $60 million in cash, and will assume certain of AltaVista's liabilities. The transaction, which is subject to customary approvals and certain other conditions, is expected to close in April 2003.

     The Company met the criteria specified in SFAS No. 144 in order to classify each of the above listed subsidiaries (disposal groups) as held for sale at January 31, 2003. With respect to each of these subsidiaries at January 31, 2003, management of the Company and the Board of Directors committed to a plan to sell such entity, such entity was available for immediate sale, an active program was initiated to locate a buyer, the Company believed that the sale of such entity was probable and would be completed within one year. Additionally, the Company was actively marketing each entity for sale at prices that were reasonable in relation to its current fair value, and the actions required to complete each plan indicated that it was unlikely that any of the plans would change significantly. Therefore, for all periods presented, uBid, which was previously included in the eBusiness and Fulfillment segment, and Tallan, Yesmail and AltaVista, which were previously included in the Enterprise Software and Services segment, have been classified as held-for-sale at January 31, 2003, and have been reported as discontinued operations in the condensed consolidated financial statements for all periods presented. The Company also plans to divest of its interests in ProvisionSoft. However, the held for sale criteria outlined above were not met by January 31, 2003.

     On September 9, 2002, the Company sold all of its equity and debt ownership interests in Engage. Under the terms of the Transaction Agreement, CMGI transferred to Engage approximately 148.4 million shares of common stock of Engage held by CMGI, representing approximately 76% of the issued and outstanding shares of Engage, and cancelled approximately $60 million of debt, including all convertible debt, owed to CMGI by Engage. In consideration of the equity transfer and debt cancellation, Engage, among other things, (i) paid to CMGI $2.5 million in cash, (ii) agreed to pay to CMGI up to an additional $6.0 million, comprised of a senior secured promissory note due in September 2006 and earnout payments commencing in fiscal year 2004, and (iii) issued to CMGI a warrant for the purchase of up to 9.9% of the issued and outstanding shares of Engage common stock, as of the earlier of the date of first exercise or a merger or sale of Engage (on a fully diluted basis, giving effect to the exercise or conversion of all then outstanding convertible securities of Engage other than stock options issued to employees and directors of Engage), at an exercise price of $.048 per share. As a result of the divestiture, Engage, which was previously included within the Enterprise Software and Services segment, has been accounted for as a discontinued operation in accordance with the provisions of SFAS No.
144. Accordingly, Engage's operating results have been segregated from continuing operations and have been reported as discontinued operations in the accompanying condensed consolidated balance sheets and statements of operations and cash flows, and related notes to the condensed consolidated financial statements for all periods presented. The Company has recorded a loss on the disposal of Engage of approximately $16.6 million (which included a $2.8 million loss from discontinued operations and a $13.8 million loss on the sale).

     On June 12, 2002 (the measurement date), CMGI's board of directors authorized the divestiture of the Company's equity and debt ownership interests in its subsidiary NaviSite. On September 11, 2002, the Company completed the sale of all its equity and debt ownership interests in its subsidiary, NaviSite to ClearBlue Technologies, Inc. ("ClearBlue"). In consideration thereof, the Company received, among other things, 131,579 shares of common stock of ClearBlue. On the measurement date, NaviSite comprised more than 90% of both the total assets and operating losses of the Managed Application Services segment and NaviSite's product offering represented both a major line of business and a distinct class of customer. As a result, during the fourth quarter of the Company's fiscal year ended July 31, 2002, the Company accounted for its divestiture of NaviSite as discontinued operations in accordance with the provisions of APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". At July 31, 2002, the Company expected to record a net gain in the first quarter of fiscal year 2003 on the sale of its debt and equity ownership interests in NaviSite. The estimated gain on the sale of NaviSite included the results of operations from the measurement date through the date of disposal. The results of operations of NaviSite from the measurement date through July 31, 2002 were deferred and reflected as deferred loss on disposal of subsidiary on the condensed consolidated balance sheet at July 31, 2002. NaviSite's operating results have been segregated from continuing operations and have been reported as discontinued operations in the accompanying condensed consolidated balance sheets and statements of operations and cash flows, and related notes to the condensed consolidated financial statements for all periods presented. During the six months ended January 31, 2003, the Company recorded a gain of approximately $2.3 million on the disposal of NaviSite. In December 2002, the Company received 213,437 shares of NaviSite Common Stock upon distribution from ClearBlue.

     Summarized financial information for the discontinued operations of Yesmail, AltaVista, Tallan, uBid, Engage and NaviSite are as follows:


                                                        Three Months Ended          Six Months Ended
                                                             January 31,               January 31,
                                                  ----------------------------------------------------------
                                                      2003           2002           2003           2002
                                                  -----------    ------------    ----------    -------------
                                                                       (in thousands)
Results of operations:
Net revenue                                       $  61,321       $ 161,268       $ 143,525      $ 323,936
Total expenses                                      224,865         258,843         336,782        587,275
                                                  ---------       ---------       ---------      ---------

Net loss                                           (163,544)        (97,575)       (193,257)      (263,339)
Gain on sale of NaviSite                                 --              --           2,291             --
Loss on sale of Engage                                   --              --         (16,631)            --
                                                  ---------       ---------       ---------      ---------
Net loss from discontinued operations             $(163,544)      $ (97,575)      $(207,597)     $(263,339)
                                                  =========       =========       =========      =========


                                                      January 31, 2003     July 31, 2002
                                                      ----------------     -------------
                                                                 (in thousands)
Financial position:
Current assets                                           $ 59,196             $132,609
Property and equipment, net                                14,650               34,351
Other assets                                                1,392              155,098
Total liabilities                                         (54,792)            (155,489)
                                                         --------             --------
Net assets of discontinued operations                    $ 20,446             $166,569
                                                         ========             ========

     On October 17, 2002, the Company sold all of its equity ownership interests in Equilibrium to a group (the "Buyer") led by the management of Equilibrium. Under the terms of the agreement, the Company sold to the Buyer 100% of the issued and outstanding shares of Equilibrium. In consideration thereof, the Company received, among other things, (i) a senior secured promissory note due in October 2005 in the principal amount of $1.5 million, (ii) a warrant for the purchase of 19.9% of the issued and outstanding shares of Equilibrium common stock, as of the earlier of the date of first exercise or a merger or sale of Equilibrium (on a fully diluted basis, giving effect to the exercise or conversion of all then outstanding convertible securities of Equilibrium), at an exercise price of $.01 per share, and (iii) a royalty-free, perpetual worldwide license to use Equilibrium's MediaRich software. As a result of the sale, the Company recorded a pre-tax loss of approximately $3.5 million. As a result of the terms of the warrant received, the disposition of Equilibrium does not qualify for discontinued operations reporting in accordance with SFAS No. 144.

     On November 6, 2002, the Company entered into a Recapitalization Agreement with Signatures SNI, Inc. ("Signatures") in which Signatures paid the Company a total of $8.0 million to: (i) redeem all of the capital stock held by the Company; (ii) retire a portion of the outstanding principal balance on the promissory note held by the Company; and (iii) retire all of the outstanding accrued interest relating to the promissory note. In addition, the Company contributed the remaining promissory note principal balance to the capital of Signatures and cancelled the outstanding warrants. As a result of this transaction, during the six months ended January 31, 2003, the Company recorded a pre-tax loss of approximately $14.1 million.

G. SEGMENT INFORMATION

     Based on the information provided to the Company's chief operating decision-maker for purposes of making decisions about allocating resources and assessing performance, the Company's operations have been classified in two operating segments offering distinctive products and services that are marketed through different channels: Enterprise Software and Services and eBusiness and Fulfillment.

     In addition to its two current operating segments, the Company continues to report a Portals segment (that consists of the operations of MyWay and iCAST) and a Managed Application Services segment (that consists of the operations of NaviPath, ExchangePath, 1stUp, and Activate), as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company's current reporting segments. The historical results of these companies will continue to be reported in the Portals and

Managed Application Services segments, respectively, as will any residual results from operations that exist through the cessation of operations of these entities, each of which are in varying stages of being wound down.

     Management evaluates segment performance based on segment net revenue, operating loss and "pro forma operating income (loss)", which is defined as the operating income (loss) excluding net charges related to in-process research and development, depreciation, long-lived asset impairment, restructuring and amortization of intangible assets and stock-based compensation.

     "Other" includes certain corporate infrastructure expenses, which are not identifiable to the operations of the Company's operating business segments.

     Summarized financial information of the Company's continuing operations by business segment is as follows:


                                                          Three Months Ended                     Six Months Ended
                                                              January 31,                           January 31,
                                                     ------------------------------       -------------------------------
                                                         2003               2002              2003               2002
                                                     -----------        -----------       ------------       ------------
                                                                                    (in thousands)
Net revenue:
    Enterprise Software and Services                 $       -          $     393          $     227          $     704
    eBusiness and Fulfillment                          119,501             39,478            232,360             75,678
    Managed Application Services                           273                361                409              5,814
    Portals (formerly Search and Portals)                    -              3,512                  -              6,325
                                                     ---------          ---------          ---------          ---------
                                                     $ 119,774          $  43,744          $ 232,996          $  88,521
                                                     =========          =========          =========          =========

Operating income (loss):
    Enterprise Software and Services                 $  (2,522)         $  (4,400)         $  (6,703)         $  (9,295)
    eBusiness and Fulfillment                            1,761               (714)             2,043               (950)
    Managed Application Services                           264              1,300                400              2,109
    Portals (formerly Search and Portals)                  869              1,500                869             (6,296)
    Other                                              (17,898)           (15,147)           (33,251)           (28,989)
                                                     ---------          ---------          ---------          ---------
                                                     $ (17,526)         $ (17,461)         $ (36,642)         $ (43,421)
                                                     =========          =========          =========          =========

Pro forma operating income (loss):
    Enterprise Software and Services                 $  (2,530)         $  (4,172)         $  (6,449)         $  (8,229)
    eBusiness and Fulfillment                            3,149              1,077              4,890              2,331
    Managed Application Services                           288                500                424            (13,112)
    Portals (formerly Search and Portals)                  963                913                963               (293)
    Other                                               (6,991)            (8,595)           (20,845)           (18,462)
                                                     ---------          ---------          ---------          ---------
                                                     $  (5,121)         $ (10,277)         $ (21,017)         $ (37,765)
                                                     =========          =========          =========          =========

                                                          Three Months Ended                     Six Months Ended
                                                              January 31,                           January 31,
                                                     ------------------------------       -------------------------------
                                                         2003               2002              2003               2002
                                                     -----------        -----------       ------------       ------------
                                                                                    (in thousands)
GAAP operating loss                                  $ (17,526)         $ (17,461)         $ (36,642)         $ (43,421)
Adjustments:

      Depreciation                                       3,232              3,466              6,087              9,051

      Impairment of long-lived assets                       24              2,328                 24              2,328

      Restructuring (adjustments), net                   9,095               (361)             9,405             (9,224)

      Amortization of intangible assets and
       stock-based compensation                             54              1,751                109              3,501
                                                     ---------          ---------          ---------          ---------


Pro forma operating loss                             $  (5,121)         $ (10,277)         $ (21,017)         $ (37,765)
                                                     =========          =========          =========          =========

                           CMGI, INC. AND SUBSIDIARIES

H. EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. Approximately 2.9 million weighted average common stock equivalents were excluded from the denominator in the diluted loss per share calculation for the three months ended January 31, 2003, as their inclusion would be antidilutive. Approximately 2.9 million and
4.6 million weighted average common stock equivalents were excluded from the denominator in the diluted loss per share calculation for the six months ended January 31, 2003 and 2002, respectively, as their inclusion would be antidilutive.

     Approximately 9.8 million and 9.6 million shares representing the weighted average effect of assumed conversion of Series C Convertible Preferred Stock were excluded from the denominator in the diluted loss per share calculation for the three and six months ended January 31, 2002, respectively. These shares were repurchased in November 2001 (see note L).

     If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from net income (loss) the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial for the three and six months ended January 31, 2003 and 2002, respectively.

I. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows:


                                                             Three Months Ended         Six Months Ended
                                                                 January 31,               January 31,
                                                           ----------------------    ----------------------
                                                              2003        2002         2003         2002
                                                           ---------    ---------    ---------    ---------
Net income (loss)                                          $(183,266)   $  15,203    $(276,850)   $(209,601)
Net unrealized holding gain (loss) arising during
  the period                                                  (1,852)       6,113        3,991      (27,987)
Reclassification adjustment for net realized
  (gains) losses included in net income (loss)                (4,333)       3,489       (4,133)      13,044
                                                           ---------    ---------    ---------    ---------
                                                              (6,185)       9,602         (142)     (14,943)
                                                           ---------    ---------    ---------    ---------
Net unrealized foreign currency translation
  adjustment arising during the period                        (5,090)           -       (5,174)           -
Reclassification adjustment for foreign currency
  translation adjustment included in net income (loss)         5,040            -        5,040            -
                                                           ---------    ---------    ---------    ---------
                                                                 (50)           -         (134)           -
                                                           ---------    ---------    ---------    ---------
Comprehensive income (loss)                                $(189,501)   $  24,805    $(277,126)   $(224,544)
                                                           =========    =========    =========    =========


The components of accumulated other comprehensive income (loss) as of January 31, 2003 and July 31, 2002 are as follows:

                                                      January 31,   January 31,
                                                         2003          2002
                                                      ----------    ----------
Net unrealized holding gains                             $   637       $   779
Cumulative foreign currency translation adjustment          (134)            -
                                                      ----------    ----------
                                                         $   503       $   779
                                                      ==========    ==========

J. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION


                                                                  Six Months Ended
                                                                     January 31,
                                                            ---------------------------
                                                               2003             2002
                                                            ----------       ----------
                                                                  (in thousands)
Cash paid during the period for:
      Interest                                              $   155          $   755
                                                            -------          -------
      Income taxes                                          $   130          $   772
                                                            -------          -------
Cash received during the period for:

      Federal income tax refund                             $    --          $13,975
                                                            -------          -------

     During the six months ended January 31, 2003 significant non-cash financing activities included the following:

     In December 2002, the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW stock to the Holders (See note L). This obligation had been classified as notes payable on the Company's condensed consolidated balance sheet at July 31, 2002.

                           CMGI, INC. AND SUBSIDIARIES

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

     In October 2001, the Company's affiliate, CMG@Ventures I, LLC, distributed approximately 1.7 million shares of Terra Networks, S.A. to certain of its profit members. In November 2001, the company's affiliates, CMG@Ventures I, LLC and CMG@Ventures II, LLC, distributed the following shares to certain of their respective profit members: approximately 1.2 million shares of Terra Networks stock, approximately 574,000 shares of Yahoo! common stock, approximately 257,000 shares of Vicinity Corporation common stock, approximately 178,000 shares of Kana Software, Inc. common stock, approximately 106,000 shares of NexPrise common stock, approximately 80,000 shares of Hollywood Entertainment common stock, approximately 66,000 shares of Critical Path, Inc. common stock, approximately 12,000 shares of PTEK Holdings, Inc. common stock and approximately 3,000 shares of MarchFirst, Inc. common stock. Certain portions of these distributions were made to David Wetherell, CMGI's Chairman and former Chief Executive Officer, in his capacity as a profit member of CMG@Ventures I, LLC and CMG@Ventures II, LLC. These distributions resulted in a reduction in "Other assets" and "Minority interest" in the accompanying condensed consolidated balance sheets.

     In November 2001, the Company retired its $220.0 million in aggregate face amount of notes payable due to HP (See Note M).

     Also in November 2001, the Company repurchased all of the outstanding shares of its Series C Convertible Preferred Stock (see Note L).

K. INVENTORIES

     Inventories at January 31, 2003 and July 31, 2002 consisted of the following:

                                     January 31, 2003    July 31, 2002
                                     ----------------    -------------
                                               (in thousands)

Raw Materials                           $24,660             $24,276
Work-in-process                              70                 104
Finished Goods                           10,830               7,797
                                        -------             -------
                                        $35,560             $32,177
                                        =======             =======

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

     In November 2001, the Company repurchased all of the outstanding shares of its Series C Convertible Preferred Stock pursuant to privately negotiated stock exchange agreements with the holders of the Series C Preferred Stock (the "Holders"). Under these agreements, the Company repurchased all of the outstanding shares of its Series C Preferred Stock for aggregate consideration consisting of approximately $100.3 million in cash, approximately 34.7 million shares of the Company's common stock, and an obligation to deliver, no later than December 2, 2002, approximately 448.3 million shares of PCCW stock.

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

                           CMGI, INC. AND SUBSIDIARIES

     The carrying value of the consideration exchanged approximated fair market value at the date of the transaction. As a result, in November 2001, the Company reclassified its investment in PCCW shares from "Other assets" to "Trading security"in accordance with SFAS No. 115, and recorded the liability related to the obligation to deliver the PCCW stock as a current note payable, both of which were carried at market value. Changes in the fair value of the PCCW stock and the note payable were recorded in the condensed consolidated statements of operations as Other gains (losses), net and as adjustments to interest expense, respectively. The fair market value adjustment of the note payable for the six months ended January 31, 2003 was $6.3 million, and resulted in a $6.3 million decrease to interest expense, which was offset by a loss of $6.3 million on the fair value adjustment of the trading security which was included in Other gains (losses), net.

     On November 19, 2002 and December 2, 2002, respectively, the Company made its final two cash interest payments to the Holders. In addition, on December 2, 2002, the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW stock to the Holders. No gain or loss was recognized upon settlement.

M. Agreements with Hewlett-Packard Company

     In November 2001, Hewlett-Packard, a significant stockholder of the Company
(HP), agreed to deem the Company's $220.0 million in aggregate face amount of notes payable, plus the accrued interest thereon, paid in full in exchange for $75.0 million in cash, approximately 4.5 million shares of CMGI common stock and CMGI's 49% ownership interest in its affiliate, B2E Solutions, LLC, of which HP had previously owned the remaining 51%. As a result, the Company recorded an extraordinary gain of approximately $133.1 million related to the extinguishment of the Company's $220.0 million in face amounts notes payable to HP. The gain was calculated as the difference between the carrying value of the notes payable plus accrued interest thereon, less the carrying value of the consideration exchanged. The carrying value of the consideration approximated fair market value at the date of the transaction.

                           CMGI, INC. AND SUBSIDIARIES

N. CONTINGENCIES

     In December 1999, Neil Braun, a former officer of iCAST Corporation, a wholly owned subsidiary of the Company ("iCAST"), filed a complaint in United States District Court, Southern District of New York naming the Company, iCAST and David S. Wetherell as defendants. In the complaint, Mr. Braun alleged breach of contract regarding his termination from iCAST and claimed that he was entitled to acceleration of options to purchase CMGI common stock and iCAST common stock, upon his termination, under contract and promissory estoppel principles. Mr. Braun also claimed that, under quantum meruit principles, he was entitled to lost compensation. Mr. Braun sought damages of approximately $50 million and requested specific performance of the acceleration and exercise of options. In August 2001, the Court (i) granted summary judgment dismissing Mr. Wetherell as a defendant and (ii) granted summary judgment, disposing of Mr. Braun's contract claim. In February 2002, the Court granted summary judgment disposing of Mr. Braun's promissory estoppel claim. Trial on the quantum meruit claim was held in March 2002 and the jury returned a verdict in favor of Mr. Braun and against the Company in the amount of $113,482.24. As to iCAST, the jury found that Mr. Braun had not proven his claim. The Company filed a motion for directed verdict, which motion sought to set aside the jury verdict against the Company. Such motion was denied. In May 2002, Mr. Braun appealed the Court's dismissal of his contract and promissory estoppel claims against iCAST and the Company. On February 11, 2003, the United States Court of Appeals for the Second Circuit heard arguments on the appeal and took the case under advisement. No decision on the appeal has been received.

     In August 2001, Jeffrey Black, a former employee of AltaVista, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of the termination of Mr. Black's employment with AltaVista. As set forth in the complaint, Mr. Black is seeking monetary damages in excess of $70 million. In March 2002, the court ordered the entire case to binding arbitration in California. In June 2002, Mr. Black petitioned the California Court of Appeal for a writ prohibiting enforcement of the order compelling arbitration of his cause of action for wrongful termination in violation of public policy. In July 2002, the Court of Appeal denied Mr. Black's petition. In August 2002, Mr. Black submitted the matter to the American Arbitration Association. An arbitrator was appointed in January 2003 and an arbitration hearing is scheduled for August 2003. The Company and AltaVista each believes that these claims are without merit and plans to vigorously defend against these claims.

     On January 28, 2002, Mark Nutritionals, Inc. ("MNI") filed suit against AltaVista in the United States District Court for the Western District of Texas, San Antonio Division. The claims against AltaVista include unfair competition and trademark infringement and dilution, under both federal law and the laws of the State of Texas. MNI is seeking compensatory damages in the amount of $10.0 million and punitive damages. AltaVista believes that these claims are without merit and plans to vigorously defend against these claims. AltaVista filed its answer on March 1, 2002, denying the allegations. MNI has filed for Chapter 11 bankruptcy protection. AltaVista is entitled to indemnification by a third party with respect to this matter.

     On April 16, 2002, NCR Corporation filed a complaint in the United States District Court for the Northern District of Illinois against uBid. The complaint alleges that uBid has infringed four patents held by NCR and seeks unspecified monetary damages and injunctive relief. On May 28, 2002, uBid filed its answer to the complaint, denying the allegations and asserting counterclaims against NCR. On December 5, 2002, NCR amended the complaint to add four additional patents. On December 20, 2002, uBid filed its answer to the amended complaint, denying the allegations and asserting counterclaims against NCR. On January 30, 2003, the parties agreed to settle this matter on mutually agreeable terms. The Stipulation of Dismissal was filed on February 11, 2003 and was entered by the Court on March 4, 2003.

     The Company and its subsidiaries are from time-to-time subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

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

Basis of Presentation

     The Company reports two current operating segments: (i) eBusiness and Fulfillment, and (ii) Enterprise Software and Services. As of January 31, 2003, ProvisionSoft was the only remaining subsidiary with continuing operations in the Enterprise Software and Services segment. The Company has announced its plans to divest of its interests in ProvisionSoft in the near future. Upon completion of the disposition of its interests in ProvisionSoft, the Company expects to experience declines in research and development expenses, selling expenses, and general and administrative expenses within the Enterprise Software and Services segment. The Other segment represents certain corporate cash and cash equivalents, available-for-sale and trading securities, certain other assets and liabilities, and marketing and administrative expenses and the Company's venture capital affiliates.

     In addition to its two current operating segments, the Company continues to report a Portals segment (that consists of the operations of MyWay and iCAST) and a Managed Application Services segment (that consists of the operations of NaviPath, ExchangePath, 1stUp, and Activate), as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company's current reporting segments.The historical results of these companies will continue to be reported in the Portals and Managed Application Services segments, respectively, as will any residual results from operations that exist through the cessation of operations.

     On September 9, 2002, the Company sold all of its equity and debt ownership interests in Engage. On September 11, 2002, the Company sold all of its equity and debt ownership interests in NaviSite, pursuant to a plan approved on June 12, 2002. On February 18, 2003, Overture and AltaVista signed a definitive agreement under which Overture will acquire AltaVista's business for approximately $140 million in cash and stock, and will assume certain of AltaVista's liabilities. Under the terms of the agreement, Overture will pay AltaVista in Overture common stock valued at approximately $80 million (provided that Overture will not be required to issue more than 4,274,670 shares or less than 3,001,364 shares), plus $60 million in cash, and will assume certain of AltaVista's liabilities. The transaction, which is subject to customary approvals and certain other conditions, is expected to close in April 2003. On February 28, 2003, the Company sold all of its equity ownership interests in Yesmail, Inc. On March 7, 2003, the Company sold all of its equity ownership interests in Tallan, Inc.

     During the quarter ended January 31, 2003, the Company determined to divest of uBid either through the sale of equity interests or substantially all of uBid's assets and liabilities. It is expected that the Company will sign a definitive agreement in the near future.

     As a result, for all periods presented, Engage, AltaVista, Yesmail and Tallan, which were previously included within the Enterprise Software and Services segment, uBid, which was previously included within the eBusiness and Fulfillment segment, and NaviSite, which was previously included within the Managed Application Services segment, have been accounted for as discontinued operations. Accordingly, the assets, liabilities and operating results of these companies have been segregated from continuing operations and reported as discontinued operations in the accompanying condensed consolidated balance sheet and statements of operations and cash flows, and related notes to the condensed consolidated financial statements for all periods presented.

     Certain amounts for prior periods in the accompanying condensed consolidated financial statements, and in the discussion below, have been reclassified to conform to current period presentations.

     In accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company's subsidiaries.

Results of Operations

     Three months ended January 31, 2003 compared to the three months ended January 31, 2002

Net Revenue:


                                             Three Months                 Three Months      As a % of
                                                 Ended         As a % of     Ended            Total
                                              January 31,      Total Net   January 31,         Net
                                                 2003           Revenue       2002           Revenue     $ Change       % Change
                                             ------------      ---------  ------------      ----------   --------       --------
                                                                                   (in thousands)
Enterprise Software and Services               $     --            --       $    393             1%      $   (393)        (100)%
eBusiness and Fulfillment                       119,501           100%        39,478            90%        80,023          203%
Managed Application Services                        273            --            361             1%           (88)         (24)%
Portals                                              --            --          3,512             8%        (3,512)        (100)%
                                               --------                     --------                     --------
    Total                                      $119,774           100%      $ 43,744           100%      $ 76,030          174%
                                               ========                     ========                     ========

     The increase in net revenue for the three months ended January 31, 2003, as compared to the same period in the prior year, was the result of a 203% increase in net revenue within the eBusiness and Fulfillment segment, partially offset by decreased net revenues in the Enterprise Software and Services, Managed Application Services and Portals segments as a result of the divestiture and/or cessation of business operations within these segments.

     The increase in net revenue within the eBusiness and Fulfillment segment was due to the net revenue contributions of SL Supply Chain Services International Corp. (SL Supply Chain) through which the Company acquired substantially all of the worldwide assets and operations of Software Logistics Corporation d/b/a iLogistix during the fourth quarter of fiscal year 2002. The increase in revenue resulting from the acquisition of iLogistix was partially offset by a decline in net revenue at SalesLink. Net revenue at SalesLink declined as compared to the same period in prior year, primarily due to volume declines in supply chain management services. These declines are largely the result of the continued difficult economic climate for many of the major OEMs that comprise a large part of the revenue base for SalesLink. Sales to one customer comprised approximately 73% of eBusiness and Fulfillment segment revenue for the three months ended January 31, 2003.

     The decrease in net revenue within the Enterprise Software and Services segment was the result of the sale during the first quarter of fiscal 2003 of Equilibrium. The decrease in net revenue within the Managed Application Services segment was primarily due to the cessation of operations of NaviPath. The decrease in net revenue within the Portals segment was primarily due to the cessation of operations of MyWay during fiscal year 2002.

Cost of Revenue:


                                             Three Months                 Three Months      As a % of
                                                 Ended         As a % of     Ended            Total
                                              January 31,      Total Net   January 31,         Net
                                                 2003           Revenue       2002           Revenue     $ Change       % Change
                                             ------------      ---------  ------------      ---------    --------       --------
                                                                                   (in thousands)
Enterprise Software and Services             $     --            --       $   (120)           (31)%      $    120          100%
eBusiness and Fulfillment                     110,549            93%        34,522             87%         76,027          220%
Managed Application Services                       --            --             62             17%            (62)        (100)%
Portal                                             --            --          1,657             47%         (1,657)        (100)%
                                             --------                     --------                       --------
    Total                                    $110,549            92%      $ 36,121             83%       $ 74,428          206%
                                             ========                     ========                       ========


     Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. The increase in cost of revenue for the three months ended January 31, 2003, as compared to the same period in the prior year, was attributable to the cost of revenue of the SL Supply Chain business, which the Company acquired during the fourth quarter of fiscal year 2002. The increase in cost of revenue from the acquisition of the SL Supply Chain business was partially offset by a reduced cost of revenue at SalesLink, due to volume declines in supply chain management services, and decreased cost of revenue as a result the Company's restructuring efforts, which included the sale or cessation of operations of several companies.

     The Company's cost of revenue as a percentage of net revenue increased to approximately 92% for the three months ended January 31, 2003 from approximately 83% in the same period in the prior fiscal year. The increase in cost of revenue for the three months ended January 31, 2003, compared to the same period in fiscal 2002, is the result of both a 6% decrease in gross margins in the eBusiness and Fulfillment segment as well as the cessation of operations within the higher-margin Managed Application Services and Portals segments.

     Cost of revenue as a percentage of net revenue within the eBusiness and Fulfillment segment increased to approximately 93% for the three months ended January 31, 2003 from approximately 87% in the same period of the prior fiscal year, as a result of lower gross margins at SalesLink as well as the impact of the SL Supply Chain business, which has lower margins than the SalesLink business. During the three months ended January 31, 2003, SalesLink settled a royalty dispute for an amount less than originally estimated, which partially offset the increase in cost of revenue within the eBusiness and Fulfillment segment by approximately $1.0 million. The gross margins at SalesLink decreased primarily due to lower sales levels and reduced pricing of its services within the supply chain management and literature distribution businesses, respectively, and increased costs related to amortization associated with a new Enterprise Resource Planning (ERP) system.

     The decrease in cost of revenue as a percentage of net revenue within the Managed Application Services segment was due to the cessation of operations of NaviPath during fiscal year 2002. The decrease in cost of revenue as a percentage of net revenue within the Portals segment was due to the cessation of operations of MyWay during fiscal year 2002.

Research and Development Expenses:


                                             Three Months                 Three Months
                                                 Ended         As a % of     Ended          As a % of
                                              January 31,      Total Net   January 31,      Total Net
                                                 2003           Revenue       2002           Revenue     $ Change       % Change
                                             ------------      ---------  ------------      ----------   --------       --------
                                                                                   (in thousands)
Enterprise Software and Services                $ 1,423            --        $ 1,901           484%       $  (478)         (25)%
Managed Application Services                         22             8%            --            --             22           --
Portals                                              --            --            548            16%          (548)        (100)%
                                                -------                      -------                      -------
    Total                                       $ 1,445             1%       $ 2,449             6%       $(1,004)         (41)%
                                                =======                      =======                      =======



     Research and development expenses consist primarily of personnel and related costs to design, develop, enhance, test and deploy the Company's products and services either prior to the development efforts reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. Research and development expenses are primarily related to the operations of the Company's ProvisionSoft subsidiary. Research and development expenses during the three months ended January 31, 2003 decreased compared to the same period in the prior fiscal year primarily due to the sale of the Company's ownership interests in Equilibrium during the first quarter of fiscal year 2003 and the cessation of operations at MyWay.

     The decrease in research and development expenses within the Enterprise Software and Services segment during the three months ended January 31, 2003, as compared to the same period in the prior fiscal year, was primarily the result of the sale of Equilibrium during the first quarter of fiscal 2003. The decrease was partially offset by increased research and development expenses at ProvisionSoft due to increased personnel and related costs to design, develop and test ProvisionSoft's new software product. The decrease in research and development expense within the Portals segment was due to the cessation of operations of MyWay.

Selling Expenses:


                                             Three Months                 Three Months
                                                 Ended         As a % of     Ended          As a % of
                                              January 31,      Total Net   January 31,      Total Net
                                                 2003           Revenue       2002           Revenue     $ Change     % Change
                                             ------------      ---------  ------------      ---------    --------     --------
                                                                                   (in thousands)
Enterprise Software and Services                  $667             --        $1,711           435%      $(1,044)       (61)%
eBusiness and Fulfillment                        1,019              1%          592             1%          427         72%
Managed Application Services                       --              --           --             --            --         --
Portals                                            --              --           252             7%         (252)      (100)%
Other                                            1,174             --           438            --           736        168%
                                                ------                       ------                     -------
    Total                                       $2,860              2%       $2,993             7%      $  (133)        (4)%
                                                ======                       ======                     =======


     Selling expenses consist primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, and travel costs. Selling expenses decreased during the three months ended January 31, 2003, as compared to the same period in the prior fiscal year, by approximately 4%. The decrease was primarily due to headcount reductions, lower sales commissions as a result of lower net revenue, reductions in marketing campaigns, the cessation of operations at MyWay in fiscal 2002 and the sale of the Company's equity ownership interests in Equilibrium during the first quarter of fiscal 2003.

     The decrease within the Enterprise Software and Services segment was primarily the result of the sale of the Company's equity ownership interests in Equilibrium. Selling expenses within the Enterprise Software and Services segment are primarily related to the operations of ProvisionSoft.

The increase in selling expenses within the eBusiness and Fulfillment segment was primarily attributable to the Company's acquisition of the SL Supply Chain business during the fourth quarter of fiscal year 2002. The acquisition resulted in increased headcount and personnel-related costs within the eBusiness and Fulfillment segment. The decrease in selling expense within the Portals segment was the result of the cessation of operations of MyWay.

     Selling expense within the Other segment was primarily related to the Company's amended sponsorship arrangement with the New England Patriots, under which the Company receives certain limited marketing rights in exchange for a series of payments of $1.6 million per year beginning in January of 2003 and ending in July of 2015. During the three months ended January 31, 2003, approximately $0.7 million in interest and other costs were included in selling expenses related to this arrangement.

General and Administrative Expenses:


                                        Three Months                    Three Months
                                            Ended         As a % of        Ended           As a % of
                                         January 31,     Segment Net     January 31,      Segment Net
                                            2003           Revenue          2002            Revenue        $ Change         % Change
                                        ------------     -----------    ------------      -----------      --------         --------
                                                                              (in thousands)
Enterprise Software and Services         $   378              --          $ 1,146             292%         $  (768)            (67)%
eBusiness and Fulfillment                  6,172               5%           4,530              11%           1,642              36%
Managed Application Services                 (37)            (14)%           (201)            (56)%            164              82%
Portals                                     (963)             --              583              17%          (1,546)           (265)%
Other                                      7,723              --            9,866              --           (2,143)            (22)%
                                         -------                          -------                          -------
      Total                              $13,273              11%         $15,924              36%         $(2,651)            (17)%
                                         =======                          =======                          =======


     General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, bad debt expense, depreciation expense and fees for professional services. General and administrative expenses decreased by 17% during the three months ended January 31, 2003, as compared to the same period in the prior fiscal year. General and administrative expenses for the three months ended January 31, 2003 decreased primarily as a result of a reduction in headcount and related expenses at the Company's corporate headquarters, the sale of the Company's equity interests in Equilibrium during the first quarter of fiscal 2003, and the cessation of operations of MyWay within the Portals segment. The overall decrease in general and administrative expenses was partially offset by an increase in general and administrative expenses as a result of the Company's acquisition of the SL Supply Chain business during the fourth quarter of fiscal year 2002.

     The decrease in general and administrative expenses within the Enterprise Software and Services segment was primarily the result of the sale of the Company's equity interests in Equilibrium. General and administrative expenses within the Enterprise Software and Services segment are primarily related to the operations of ProvisionSoft. The increase in general and administrative expenses within the eBusiness and Fulfillment segment was primarily attributable to the Company's acquisition of the SL Supply Chain business during the fourth quarter of fiscal year 2002.

     The increase in general and administrative expenses in the Managed Application Services segment was due to the cessation of operations at NaviPath and the sale of Activate. The decrease in the general and administrative expenses within the Portals segment was the result of a benefit during fiscal 2003 of restructuring-related costs accrued during fiscal 2002 that were settled during fiscal 2003 for amounts less than originally estimated.

     The general and administrative expenses within the Other segment primarily reflect the cost of the Company's directors and officers insurance, costs related to the Company's Corporate headquarters facility, and costs associated with maintaining certain of the Company's Information technology systems. General and administrative expenses also include certain corporate administrative functions such as legal, finance and business development which are not fully allocated to the Company's subsidiary companies. General and administrative expenses decreased compared to the same period in the prior fiscal year, primarily as a result of restructuring initiatives at the Company's corporate headquarters.

Amortization of Intangible Assets and Stock-Based Compensation:


                                        Three Months                    Three Months
                                            Ended         As a % of        Ended           As a % of
                                         January 31,     Segment Net     January 31,      Segment Net
                                            2003           Revenue          2002            Revenue        $ Change       % Change
                                        ------------     -----------    ------------      -----------      --------       --------
                                                                              (in thousands)
Enterprise Software and Services             $--              --           $1,148             292%         $(1,148)         (100)%
eBusiness and Fulfillment                     --              --              548               1%            (548)         (100)%
Other                                         54              --               55              --               (1)           (2)%
                                             ---                           ------                          -------
      Total                                  $54              --           $1,751               4%         $(1,697)          (97)%
                                             ===                           ======                          =======


Amortization of intangible assets and stock-based compensation during the three months ended January 31, 2003 consisted primarily of amortization expense related to stock-based compensation expenses. Amortization of intangible assets and stock-based compensation during the same period in the prior fiscal year consisted primarily of goodwill amortization expense related to acquisitions made by the Company during fiscal year 2000.

     The overall decrease in amortization of intangible assets and stock-based compensation during the three months ended January 31, 2003, as compared to the same period in the prior fiscal year, was primarily the result of the Company's adoption of SFAS Nos. 141 and 142 on August 1, 2002. In accordance with the provisions of these statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization expense within the Enterprise Software and Services segment during the quarter ended January 31, 2002 related to goodwill amortization for Equilibrium, which was subsequently sold during the first quarter of fiscal 2003. Amortization expense within the eBusiness and Fulfillment segment during the quarter ended January 31, 2002 related to goodwill amortization for SalesLink.

Impairment of Long-Lived Assets:


                                        Three Months                    Three Months
                                            Ended         As a % of        Ended           As a % of
                                         January 31,     Segment Net     January 31,      Segment Net
                                            2003           Revenue          2002            Revenue        $ Change         % Change
                                        ------------     -----------    ------------      -----------      --------         --------
                                                                              (in thousands)
eBusiness and Fulfillment                  $  --              --           $   --                          $    --              --%
Managed Application Services                  24               9%              --              --               24             100%
Other                                         --              --            2,328              --           (2,328)           (100)%
                                           -----                           ------                          -------
      Total                                $  24              --           $2,328               5%         $(2,304)            (99)%
                                           =====                           ======                          =======

     During the three months ended January 31, 2003, the Company recorded approximately $24 thousand in impairment charges. During the three months ended January 31, 2002, the Company recorded impairment charges totaling approximately $2.3 million. The decrease in impairment charges in the first quarter of fiscal year 2003 as compared to the same period in the prior fiscal year entirely relates to impairment charges recorded during fiscal 2002 for the write-off of capitalized costs related to internally developed software, computer equipment, and furniture and fixtures at the Company's headquarters (see Note D).

Restructuring (adjustments), net:


                                        Three Months                  Three Months
                                            Ended       As a % of        Ended           As a % of
                                         January 31,   Segment Net     January 31,      Segment Net
                                            2003         Revenue          2002            Revenue      $ Change     % Change
                                        ------------   -----------    ------------      -----------    --------     --------
                                                                            (in thousands)
Enterprise Software and Services          $   54            --           $ (993)           (253)%       $1,047         105%
Managed Application Services                  --            --             (800)           (222)%          800         100%
Portals                                       94            --           (1,028)            (29)%        1,122         109%
Other                                      8,947            --            2,460              --          6,487         264%
                                          ------                         ------                         ------
      Total                               $9,095             8%          $ (361)             (1)%       $9,456       2,619%
                                          ======                         ======                         ======

     The Company's restructuring initiatives during the three months ended January 31, 2003 and 2002, respectively, involved strategic decisions to exit certain businesses, reposition certain on-going businesses, and to remove the Company's corporate infrastructure costs. Restructuring charges consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries and at the Company's corporate headquarters to increase operational efficiencies, improve margins and further reduce expenses. Severance charges included employee termination costs as a result of workforce reductions. Employees affected by the restructurings were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The asset impairment charges primarily related to the write-off of equipment.

     The Company expects to incur additional restructuring charges during the remainder of fiscal 2003 related to equipment and facility lease obligations as well as workforce reductions.

     The restructuring charge incurred in the Other segment for the three months ended January 31, 2003 primarily relates to charges incurred at the Company's corporate headquarters for contract terminations related to costs to exit facility and equipment leases, the realization through operations of the cumulative foreign currency translation adjustment as a result of the completion of the liquidation and wind-down of our European subsidiary, and asset impairment costs related to the write-off of capitalized costs, principally internally developed software and idle equipment.

     During the three months ended January 31, 2002, the restructuring benefit in the Enterprise Software and Services segment primarily related to the recovery of previously recorded restructuring charges incurred at ProvisionSoft. The restructuring benefit recorded by ProvisionSoft related to the early termination of equipment leases that were settled during the three months ended January 31, 2002 for amounts less than originally estimated.

     During the three months ended January 31, 2002, the restructuring benefit in the Managed Application Services segment primarily related to a recovery of previously recorded restructuring charges at NaviPath. The restructuring benefit recorded related to the settlement by NaviPath during the three months ended January 31, 2002 of certain contractual purchase commitments, breakage fees and service contracts for amounts less than originally estimated.

     During the three months ended January 31, 2002, the restructuring benefit in the Portals segment related to the settlement by MyWay of customer and vendor contracts for amounts less than originally estimated.

     During the three months ended January 31, 2002, the restructuring charge in the Other segment primarily related to charges of approximately $2.5 million related to the write-off of property and equipment.


Other Income/Expense:

     Interest income decreased $1.9 million to $0.8 million for the three months ended January 31, 2003 from $2.7 million for the same period in fiscal year 2002, reflecting decreased interest income associated with lower average cash and cash equivalent balances and lower interest rates in the first quarter of fiscal year 2003 as compared to the same period in the prior fiscal year.

     Interest (expense) recovery, totalled $(25.7) million for the three months ended January 31, 2003 as compared to a net benefit of $13.5 million for the same period in fiscal year 2002. The expense is due to the unfavorable fair market value adjustment of approximately $24.7 million in the second quarter of fiscal 2003 related to the increase in value of the obligation to the former holders of the Series C Preferred Stock (the "Holders"). In connection with the repurchase of the outstanding shares of its Series C Preferred Stock in November 2001, the Company incurred an obligation to deliver approximately 448.3 million shares of its PCCW stock holdings to the Holders no later than December 2, 2002. During the three months ended January 31, 2003, the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW to the Holders. Prior to the satisfaction of the obligation to deliver the shares, the Company had accounted for the 448.3 million shares of PCCW stock as a trading security and the liability related to the obligation to deliver the PCCW stock as a current note payable, both of which were carried at market value. Changes in the fair value of the PCCW stock and the note payable have been recorded in the condensed consolidated statements of operations as Other gains (losses), net and as adjustments to interest expense, respectively. The fair market value adjustment of the note payable through January 31, 2003 resulted in a $24.7 million increase to interest expense, offset by a gain of $24.7 million on the fair value adjustment of the trading security, which was included in Other gains (losses), net.

     For the three months ended January 31, 2002, the interest (expense) recovery, net, of $13.5 million was primarily due to a favorable fair market value adjustment of approximately $16.7 million related to the decrease in value of the obligation to the former holders of the Series C Preferred Stock and the retirement of the notes payable to Hewlett Packard Company (HP) in November 2001. These decreases were offset slightly by interest expense resulting from the obligation to the former holders of the Series C Preferred Stock.

     Other gains (losses), net, totaled $23.5 million for the three months ended January 31, 2003 as compared to a net loss of $(17.9) million in the same period of the prior fiscal year. Other gains (losses), net, for the three months ended January 31, 2003 primarily consisted of a pre-tax gain of approximately $24.7 million related to the fair value adjustment on the Company's trading security PCCW, a pre-tax gain of approximately $7.4 million from proceeds received in the acquisition of Vicinity by Microsoft, partially offset by a $7.9 million loss on impairment of certain investments in affiliates.

     For the three months end January 31, 2002, other losses was primarily comprised of a $(3.5) million loss on marketable securities, a $(15.5) million loss on impairment of investments in affiliates, offset by a $2.9 million gain on the mark-for-market adjustment for trading security.

     Equity in losses of affiliates, net, resulted from the Company's minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates decreased $0.7 million to $0.4 million for the three months ended January 31, 2003, from $1.1 million for the same period in fiscal year 2002, primarily reflecting a decreased number of investments accounted for under the equity method as compared to the same period in the prior fiscal year. The Company expects its affiliate companies to continue to invest in the development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

     Minority interest was $0.3 million for the three months ended January 31, 2003, as compared to $0.02 million in the same period in the prior fiscal year. Minority interest for three months ended January 31, 2003 reflects the minority interest related to ProvisionSoft's results of operations during that period.

Income Tax Expense:

     Income tax expense recorded for the three months ended January 31, 2003 was $0.7 million. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. Income tax expense in the second quarter of fiscal year 2003 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax loss, primarily as a result of non-deductible intangible asset and stock-based compensation amortization and valuation allowances recognized on deferred tax assets. The income tax expense recorded includes a provision for foreign taxes associated with the Company's operations outside of the United States.

Results of Operations

     Six months ended January 31, 2003 compared to the six months ended January 31, 2002

Net Revenue:


                                         Six Months                      Six Months
                                            Ended         As a % of        Ended           As a % of
                                         January 31,     Segment Net     January 31,      Segment Net
                                            2003           Revenue          2002            Revenue        $ Change       % Change
                                         -----------     -----------     -----------      -----------      --------       --------
                                                                              (in thousands)
Enterprise Software and Services        $    227              --          $   704               1%        $   (477)          (68)%
eBusiness and Fulfillment                232,360             100%          75,678              85%         156,682           207%
Managed Application Services                 409              --            5,814               7%          (5,405)          (93)%
Portals                                       --              --            6,325               7%          (6,325)         (100)%
                                        --------                          -------                         --------
      Total                             $232,996             100%         $88,521             100%        $144,475           163%
                                        ========                          =======                         ========

     The increase in net revenue for the six months ended January 31, 2003, as compared to the same period in the prior year, was the result of a 207% increase in net revenue within the eBusiness and Fulfillment segment, partially offset by decreased net revenues in the Enterprise Software and Services, Managed Application Services and Portals segments, which was the result of the divestiture and/or cessation of business operations within these segments.

     The increase in net revenue within the eBusiness and Fulfillment segment was due to the net revenue contributions of SL Supply Chain Services International Corp. (SL Supply Chain), through which the Company acquired substantially all of the worldwide assets and operations of Software Logistics Corporation d/b/a iLogistix during the fourth quarter of fiscal year 2002. The increase in revenue resulting from the acquisition of iLogistix was partially offset by a decline in net revenue at SalesLink. Net revenue at SalesLink declined as compared to the same period in prior year, primarily due to volume declines in supply chain management services. These declines are largely the result of the continued difficult economic climate for many of the major OEMs that comprise a large part of the revenue base for SalesLink. Sales to one customer comprised approximately 71% of eBusiness and Fulfillment segment revenue for the six months ended January 31, 2003.

     The decrease in net revenue within the Enterprise Software and Services segment was the result of the sale during the first quarter of fiscal 2003 of all equity ownership interests in Equilibrium. The decrease in net revenue within the Managed

Application Services segment was primarily due to the cessation of operations of NaviPath The decrease in net revenue within the Portals segment was due to the cessation of operations of MyWay during fiscal year 2002.

Cost of Revenue:


                                         Six Months                      Six Months
                                            Ended         As a % of        Ended           As a % of
                                         January 31,     Segment Net     January 31,      Segment Net
                                            2003           Revenue          2002            Revenue        $ Change       % Change
                                         -----------     -----------     -----------      -----------      --------       --------
                                                                              (in thousands)

Enterprise Software and Services        $     15               7%         $   (68)             --         $     83           122%
eBusiness and Fulfillment                214,897              92%          65,330              86%         149,567           229%
Managed Application Services                  --              --           15,563             268%         (15,563)         (100)%
Portal                                        --              --            3,985              63%          (3,985)         (100)%
                                        --------                          -------                         --------
      Total                             $214,912              92%         $84,810              96%        $130,102           153%
                                        ========                          =======                         ========

     Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. The increase in cost of revenue for the six months ended January 31, 2003, as compared to the same period in the prior year, was attributable to the cost of revenue of the SL Supply Chain business, which the Company acquired during the fourth quarter of fiscal year 2002. The increase in cost of revenue from the SL Supply Chain acquisition was partially offset by a reduced cost of revenue at SalesLink due to volume declines in supply chain management services, and decreased cost of revenue as a result the Company's restructuring efforts, which included the sale or cessation of operations of several companies, and actions taken to increase operational efficiencies, improve margins and further reduce expenses. The remainder of the offset was primarily the result of a cessation of operations of NaviPath and MyWay and the sale of Activate during fiscal 2002.

     The Company's cost of revenue as a percentage of net revenue decreased to approximately 92% for the six months ended January 31, 2003 from approximately 96% in the same period in the prior fiscal year.

     Cost of revenue as a percentage of net revenue within the eBusiness and Fulfillment segment increased to approximately 92% for the six months ended January 31, 2003 from approximately 86% in the same period of the prior fiscal year, as a result of both lower gross margins at SalesLink as well as the impact of the low margin SL Supply Chain business, which the Company acquired during the fourth quarter of fiscal year 2002. During the six months ended January 31, 2003, the Company settled a royalty dispute for an amount less than originally estimated, which partially offset the increase in cost of revenue within the eBusiness and Fulfillment segment by approximately $1.0 million. The gross margins at SalesLink decreased primarily due to lower sales levels and reduced pricing of its services within the supply chain management and literature distribution businesses, respectively, and increased costs related to amortization associated with a new Enterprise Resource Planning (ERP) system.

     The decrease in cost of revenue as a percentage of net revenue within the Managed Application Services segment was due to the cessation of operations of NaviPath, and the sale of Activate in the first quarter of fiscal year 2002. The decrease in cost of revenue as a percentage of net revenue within the Portals segment was due to the cessation of operations of MyWay during fiscal year 2002.

Research and Development Expenses:


                                         Six Months                      Six Months
                                            Ended         As a % of        Ended           As a % of
                                         January 31,     Segment Net     January 31,      Segment Net
                                            2003           Revenue          2002            Revenue        $ Change       % Change
                                         -----------     -----------     -----------      -----------      --------       --------
                                                                              (in thousands)
Enterprise Software and Services          $3,477           1,532%          $3,510             499%         $   (33)           (1)%
eBusiness and Fulfillment                     --              --              507               1%            (507)         (100)%
Managed Application Services                  22               5%              --              --               22           100%
Portals                                       --              --            1,694              27%          (1,694)         (100)%
                                          ------                           ------                          -------
      Total                               $3,499               2%          $5,711               6%         $(2,212)          (39)%
                                          ======                           ======                          =======



     Research and development expenses consist primarily of personnel and related costs to design, develop, enhance, test and deploy the Company's products and services either prior to the development efforts reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. Research and development expenses are primarily related to the operations of the Company's ProvisionSoft subsidiary. Research and development expenses for the six months ended January 31, 2003 decreased as compared to the same period during the prior year, primarily due to the sale of the Company's ownership interests in Equilibrium during the first quarter of fiscal year 2003 and the cessation of operations at MyWay.

     The decrease in research and development expenses within the Enterprise Software and Services segment during the six months ended January 31, 2003, as compared to the same period in the prior fiscal year, was primarily the result of the sale of Equilibrium during the first quarter of fiscal 2003. The decrease in research and development expense within the Portals segment was due to the cessation of operations of MyWay. This decrease was partially offset by an increase in research and development expenses at ProvisionSoft due to increased personnel and related costs to design, develop and test ProvisionSoft's new software product.

Selling Expenses:


                                         Six Months                      Six Months
                                            Ended         As a % of        Ended           As a % of
                                         January 31,     Segment Net     January 31,      Segment Net
                                            2003           Revenue          2002            Revenue        $ Change       % Change
                                         -----------     -----------     -----------      -----------      --------       --------
                                                                              (in thousands)
Enterprise Software and Services          $2,242             988%          $3,216             457%         $  (974)          (30)%
eBusiness and Fulfillment                  1,929               1%           1,145               2%             784            68%
Managed Application Services                  --              --            1,128              19%          (1,128)         (100)%
Portals                                       --              --              837              13%            (837)         (100)%
Other                                      1,887              --            1,198              --              689            58%
                                          ------                           ------                          -------
      Total                               $6,058               3%          $7,524               8%         $(1,466)          (19)%
                                          ======                           ======                          =======


     Selling expenses consist primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, and travel costs. Selling expenses decreased during the six months ended January 31, 2003, as compared to the same period in the prior fiscal year by approximately 19%. The decrease was primarily due to the cessation of operations at NaviPath and MyWay and the sale of Activate in fiscal 2002 and the sale of the Company's equity ownership interests in Equilibrium during the first quarter of fiscal 2003, partially offset by higher selling expenses at ProvisionSoft and the Company's corporate location.

     The decrease within the Enterprise Software and Services segment was primarily the result of the sale of the Company's equity ownership interests in Equilibrium. Selling expenses within the Enterprise Software and Services segment are primarily related to the operations of ProvisionSoft.

     The increase in selling expenses within the eBusiness and Fulfillment segment was primarily attributable to the Company's acquisition of the SL Supply Chain business during the fourth quarter of fiscal year 2002. The acquisition resulted in increased headcount and personnel-related costs within the eBusiness and Fulfillment segment. The decrease in selling expenses within the Managed Application Services segment was the result of the cessation of operations of NaviPath and the sale of Activate. The decrease in selling expense within the Portals segment was the result of the cessation of operations of MyWay.

     Selling expense within the Other segment was primarily related to the Company's amended sponsorship arrangement with the New England Patriots, under which the Company receives certain limited marketing rights in exchange for a series of payments of $1.6 million per year beginning in January of 2003 and ending in July of 2015. During the six months ended January 31, 2003, approximately $1.7 million in interest and other costs were included in selling expenses with respect to this arrangement.

General and Administrative Expenses:


                                         Six Months                      Six Months
                                            Ended         As a % of        Ended           As a % of
                                         January 31,     Segment Net     January 31,      Segment Net
                                            2003           Revenue          2002            Revenue        $ Change       % Change
                                         -----------     -----------     -----------      -----------      --------       --------
                                                                              (in thousands)
Enterprise Software and Services         $   997             439%         $ 2,407             342%         $(1,410)          (59)%
eBusiness and Fulfillment                 13,491               6%           9,057              12%           4,434            49%
Managed Application Services                 (37)             (9)%          3,972              68%          (4,009)         (101)%
Portals                                     (963)             --            1,188              19%          (2,151)         (181)%
Other                                     22,143              --           20,668              --            1,475             7%
                                         -------                          -------                          -------
      Total                              $35,631              15%         $37,292              42%         $(1,661)           (4)%
                                         =======                          =======                          =======


     General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, bad debt expense, depreciation expense and fees for professional services. General and administrative expenses decreased by 4% for the six months ended January 31, 2003, as compared to the same period in the prior fiscal year. General and administrative expenses for the six months ended January 31, 2003 decreased as a result of the sale of Activate in fiscal 2002, the sale of the Company's equity interests in Equilibrium during the first quarter of fiscal 2003, and the cessation of operations of NaviPath with the Managed Application Services segment and MyWay within the Portals segment. The overall decrease in general and administrative expenses was partially offset by an increase in general and administrative expenses as a result of the Company's acquisition of the SL Supply Chain business during the fourth quarter of fiscal year 2002.

     The decrease in general and administrative expenses within the Enterprise Software and Services segment was primarily the result of the sale of the Company's equity interests in Equilibrium. General and administrative expenses within the Enterprise Software and Services segment are primarily related to the operations of ProvisionSoft. The increase in general and administrative expenses within the eBusiness and Fulfillment segment was primarily attributable to the Company's acquisition of the SL Supply Chain business during the fourth quarter of fiscal year 2002.

     The decrease in general and administrative expenses in the Managed Application Services segment was due to the cessation of operations at NaviPath and the sale of Activate. The decrease in the general and administrative expenses within the Portals segment was the result of the cessation of operations of MyWay. The results for the six months ended January 31, 2003 include the impact of a reversal of $1.0 million in general and administrative expenses due to the settlement of certain contractual obligations of MyWay at amounts less than originally anticipated.

     The general and administrative expenses within the Other segment primarily reflect the cost of the Company's directors and officers insurance, costs related to the Company's Corporate headquarters facility, and costs associated with maintaining certain of the Company's Information technology systems. General and administrative expenses also include certain corporate administrative functions such as legal, finance and business development which are not fully allocated to the Company's subsidiary companies. General and administrative expenses increased compared to the same period in the prior fiscal year, primarily as a result of a charge recorded for an executory contract for leased office space for which no future economic benefit is expected.

Amortization of Intangible Assets and Stock-Based Compensation:


                                         Six Months                      Six Months
                                            Ended         As a % of        Ended           As a % of
                                         January 31,     Segment Net     January 31,      Segment Net
                                            2003           Revenue          2002            Revenue        $ Change        % Change
                                         -----------     -----------     -----------      -----------      --------        --------
                                                                              (in thousands)
Enterprise Software and Services            $ --              --           $2,296              326%        $(2,296)          (100)%
eBusiness and Fulfillment                     --              --            1,096               1%          (1,096)          (100)%
Other                                        109              --              109              --               --             --
                                            ----                           ------                          -------
      Total                                 $109              --           $3,501               4%         $(3,392)           (97)%
                                            ====                           ======                          =======

     Amortization of intangible assets and stock-based compensation during the six months ended January 31, 2003 consisted primarily of amortization expense related to stock-based compensation expenses. Amortization of intangible assets and stock-based compensation during the same period in the prior fiscal year consisted primarily of goodwill amortization expense related to acquisitions made by the Company during fiscal year 2000. Included within amortization of intangible assets and stock-based compensation expenses was approximately $0.1 million of stock-based compensation for the six months ended January 31, 2003 and January 31, 2002.

     The overall decrease in amortization of intangible assets and stock-based compensation during the six months ended January 31, 2003, as compared to the same period in the prior fiscal year, was primarily the result of the Company's adoption of SFAS Nos. 141 and 142. In accordance with the provisions of these statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized as of August 1, 2002 but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives.

     The decrease in amortization of intangible assets and stock-based compensation within the Enterprise Software and Services segment during the six months ended January 31, 2003, as compared to the same period in the prior fiscal year, was primarily the result of the adoption of SFAS Nos. 141 and 142, which requires that goodwill and indefinite lived intangible assets no longer be amortized, but rather periodically tested for impairment. As a result of adoption of SFAS Nos. 141 and 142, during the six months ended January 31, 2003 there was no amortization of intangible assets with indefinite lives. Amortization of intangible assets during the same period in the prior fiscal year related to goodwill amortization for Equilibrium, which was sold during the first quarter of fiscal 2003.

     Amortization of intangible assets in the eBusiness and Fulfillment segment in the prior fiscal year related to goodwill amortization for SalesLink.

Impairment of Long-Lived Assets:


                                         Six Months                      Six Months
                                            Ended         As a % of        Ended           As a % of
                                         January 31,     Segment Net     January 31,      Segment Net
                                            2003           Revenue          2002            Revenue        $ Change        % Change
                                         -----------     -----------     -----------      -----------      --------        --------
                                                                              (in thousands)
Managed Application Services                 $24               6%          $   --              --          $    24            100%
Other                                         --              --            2,328              --           (2,328)          (100)%
                                             ---                           ------                          -------
      Total                                  $24              --           $2,328               3%         $(2,304)           (99)%
                                             ===                           ======                          =======

     During the six months ended January 31, 2003, the Company recorded approximately $.02 million in impairment charges. During the six months ended January 31, 2002, the Company recorded impairment charges totaling approximately $2.3 million. The decrease in impairment charges during the six months ended January 31, 2003 as compared to the same period in the prior fiscal year relates to impairment charges recorded during fiscal 2002 for the write-off of capitalized costs related to internally developed software, computer equipment and furniture and fixtures at the Company's corporate headquarters (See Note D).

Restructuring (adjustments), net:


                                   Six Months                      Six Months
                                      Ended         As a % of        Ended           As a % of
                                   January 31,     Segment Net     January 31,      Segment Net
                                      2003           Revenue          2002            Revenue        $ Change       % Change
                                   -----------     -----------     -----------      -----------      --------       --------
                                                                        (in thousands)
Enterprise Software and Services    $  199              88%         $(1,362)           (193)%        $ 1,561           115%
Managed Application Services            --              --          (17,465)           (300)%         17,465           100%
Portals                                 94              --            4,917              78%          (4,823)          (98)%
Other                                9,112              --            4,686              --            4,426            94%
                                    ------                          -------                          -------
      Total                         $9,405               4%         $(9,224)            (10)%        $18,629           202%
                                    ======                          =======                          =======

     The Company's restructuring initiatives during the six months ended January 31, 2003 and 2002, respectively, involved strategic decisions to exit certain businesses and to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries to increase operational efficiencies, improve margins and further reduce expenses. Severance charges included employee termination costs as a result of workforce reductions. Employees affected by the restructurings were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The asset impairment charges primarily related to the write-off of equipment.

     The Company expects to incur additional restructuring charges during the remainder of fiscal 2003 for costs related to the early termination of equipment leases, further reductions in workforce, and the disposition of excess and idle equipment.

     During the six months ended January 31, 2003, the restructuring charge in the Enterprise Software and Services segment primarily relates to costs incurred for severance charges at ProvisionSoft. During the six months ended January 31, 2003, the restructuring charge in the Portals segment relates to cessation of operations of MyWay and iCast. The restructuring charge incurred at the Other segment for the three months ended January 31, 2003 primarily relates to charges incurred at the Company's corporate headquarters for contract terminations related to costs to exit facility and equipment leases, the realization through operations of the cumulative foreign currency translation adjustment as a result of the completion of the liquidation and wind-down of our European subsidiary, and asset impairment costs related to the write-off of capitalized costs, internally developed software and equipment.

     During the six months ended January 31, 2002, the restructuring benefit in the Enterprise Software and Services segment primarily related to the reversal of restructuring costs recorded during fiscal 2002. The restructuring benefit recorded by ProvisionSoft related to the early termination of equipment leases that were settled for amounts less than originally estimated.

     During the six months ended January 31, 2002, the restructuring benefit in the Managed Application Services segment primarily related to charges of approximately $0.5 million recorded by Activate and 1stUp, offset by a net reversal of approximately $18.0 million of previously recorded restructuring charges at NaviPath. The $0.5 million restructuring charge recorded by Activate and 1stUp during the six months ended January 31, 2002 primarily related to severance costs and legal and other professional fees incurred in connection with the cessation of operations. The restructuring benefit recorded by NaviPath related to the settlement by NaviPath of certain contractual purchase commitments, breakage fees and service contracts for amounts less than originally estimated.

     During the six months ended January 31, 2002, the restructuring charge in the Portals segment related to charges at MyWay for the write-off of property and equipment and the termination of customer and vendor contracts during the first quarter of fiscal 2002. During the six months ended January 31, 2002, the restructuring charge in the Other segment primarily related to charges for the write-off of property and equipment and costs incurred to exit facility leases in Europe and severance costs related to the termination of employees at the Company's headquarters.


Other Income/Expense:

     Interest income decreased $6.6 million to $2.1 million for the six months ended January 31, 2003 from $8.7 million for the same period in fiscal year 2002, reflecting decreased interest income associated with lower average cash and cash equivalent balances and lower interest rates in the first six months of fiscal year 2003 as compared to the same period in the prior fiscal year.

     Interest (expense) recovery net, totalled $1.2 million for the six months ended January 31, 2003 as compared to a net recovery of $7.1 million for the same period in fiscal year 2002. The recovery is due to a favorable net fair market value adjustment of approximately $6.3 million during the six months ended January 31, 2003, related to the decrease in value of the obligation to the former holders of the Series C Preferred Stock (the "Holders"). In connection with the repurchase of the outstanding shares of its Series C Preferred Stock in November 2001, the Company incurred an obligation to deliver approximately 448.3 million shares of its PCCW stock holdings to the Holders no later than December 2, 2002. On December 2, 2002 the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW stock to the Holders. Prior to the satisfaction of the obligation to the deliver the shares, the Company had accounted for the 448.3 million shares of PCCW stock as a trading security and the liability related to the obligation to deliver the PCCW stock as a current note payable, both of which were carried at market value. Changes in the fair value of the PCCW stock and the note payable were recorded in the condensed consolidated statements of operations as Other gains (losses), net and as adjustments to interest expense, respectively. The fair market value adjustment of the note payable for the six months ended January 31, 2003 resulted in a $6.3 million decrease to interest expense, which was offset by a loss of $6.3 million on the fair value adjustment of the trading security, which was included in Other gains (losses), net. Additionally, the settlement of the underlying debt associated with the Company's borrowing arrangement entered into in connection with a hedge of the Company's investment in Yahoo! common stock occurred during the first quarter of fiscal year 2002.

     Other gains (losses), net, totalled $(31.4) million for the six months ended January 31, 2003 as compared to a loss of $(25.7) million in the same period in the prior fiscal year. Other gains (losses), net for the six months ended January 31, 2003 primarily consisted of a pre-tax loss of approximately $6.3 million related to the fair value adjustment on the Company's trading security PCCW, a pre-tax gain of approximately $7.4 million from the proceeds received in the acquisition of Vicinity by Microsoft, a pre-tax loss of approximately $14.1 million from the divestiture of the Company's debt and equity interests in Signatures SNI, Inc., a pre-tax loss of approximately $14.1 million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates, and a pre-tax loss of approximately $3.5 million on the Company's sale of its majority-owned subsidiary Equilibrium. Other gains (losses), net, of $(25.7) million for the six months ended January 31, 2002, primarily consisted of a loss of approximately $27.5 million on the sale of Primedia, Inc. stock, a loss of approximately $20.7 million resulting from the sale of its subsidiary Activate and a loss of approximately $27.0 million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates, offset by a pre-tax gain of approximately $53.9 million on the arrangement that hedged the Company's investment in Yahoo! common stock which was settled during the six months ended January 31, 2002.

     Equity in losses of affiliates, net resulted from the Company's minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates decreased $12.5 million to $0.9 million for the six months ended January 31, 2003, from $13.4 million for the same period in fiscal year 2002, primarily reflecting a decreased number of investments accounted for under the equity method as compared to the same period in the prior fiscal year. The Company expects its affiliate companies to continue to invest in the development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

     Minority interest was $(2.0) million for the six months ended January 31, 2003, compared to $(0.05) million in the same period in the prior fiscal year. Minority interest for the six months ended January 31, 2003 primarily reflects the minority interest related to ProvisionSoft's results of operations during that period.

Income Tax Expense:

     Income tax expense recorded for the six months ended January 31, 2003 was $1.6 million. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. Income tax expense for the six months of fiscal year 2003 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax loss, primarily as a result of non-deductible intangible asset and stock-based compensation amortization and valuation allowances recognized on deferred tax assets. The income tax recorded includes a provision for foreign taxes associated with the Company's operations outside of the United States.

Discontinued Operations:

     During the six months ended January 31, 2003, the Company determined to divest of uBid either through the sale of its equity interests, or substantially all of uBid's assets and liabilities. It is expected that the Company will sign a definitive agreement in the near future. Accordingly, the Company has reported uBid as a discontinued operation at January 31, 2003. The Company recorded a loss from discontinued operations related to uBid of approximately $130.0 million, of which $96.7 million related to the impairment of goodwill and long-lived assets. On March 7, 2003 and February 28, 2003, respectively, the Company sold all of its equity interests in Tallan, Inc. and Yesmail, Inc. and on February 18, 2003 a definitive agreement was signed under which Overture will acquire AltaVista's business. As a result, each of these entities has been reported as discontinued operations at January 31, 2003. The Company recorded losses on discontinued operations related to Tallan of approximately $39.8 million, of which approximately $32.1 million related to impairment of goodwill, fixed assets, and other assets. The Company recorded losses on discontinued operations related to Yesmail of approximately $11.8 million, of which approximately $7.4 million related to the impairment of goodwill. The Company recorded losses on discontinued operations of $10.7 million related to AltaVista.

Liquidity and Capital Resources

     Working capital at January 31, 2003 decreased to approximately $104.5 million compared to $203.9 million at July 31, 2002. At January 31, 2003, working capital included approximately $6.1 million of working capital attributable to discontinued operations. The remainder of the net decrease in working capital is primarily attributable to a $40.4 million decrease in cash and cash equivalents. The Company's principal sources of capital during the six months ended January 31, 2003 related to $15.4 million in proceeds that the Company received in the acquisition of Vicinity by Microsoft, and $8.0 million of proceeds that the Company received from the sale of its equity and debt interests in Signatures. The Company's principal uses of capital during the six months ended January 31, 2003 were for funding continuing operations. In addition, the Company used approximately $6.0 million during the period for the purchase of property and equipment.

     The Company believes that existing working capital and the availability of marketable securities, which could be sold or posted as collateral for cash loans, will be sufficient to fund its operations, investments and capital expenditures for at least the next twelve months. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through the sale of certain subsidiaries, through offerings of the Company's or its subsidiaries' stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Contractual Obligations

     The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through June 2015. The Company's SalesLink subsidiary has a long-term debt arrangement with a bank. Future minimum payments as of January 31, 2003 are as follows:


                                                                             Other
                                                Operating                    Debt
                                                  Leases      Stadium     Obligations     Total
                                                ---------     -------     -----------   --------
                                                                   (in thousands)
For the remainder of fiscal year 2003            $12,590      $   800        $  883     $ 14,273
For the fiscal years ending July 31:
      2004                                        17,600        1,600         1,866       21,066
      2005                                        13,890        1,600         1,621       17,111
      2006                                        13,880        1,600         3,469       18,949
      2007                                         9,640        1,600           164       11,404
     Thereafter                                   23,450       12,800         1,037       37,287
                                                ---------     -------     -----------   --------
                                                 $91,050      $20,000        $9,040     $120,090
                                                =========     =======     ===========   ========

     Total future minimum lease payments have been reduced by future minimum sub-lease rentals of approximately $6 million.

     The Company leases facilities and certain machinery and equipment under non-cancelable capital lease arrangements, which are not included in the table above. The present value of net minimum capital lease obligations is $1.0 million as of January 31, 2003.

     Total rent and equipment lease expense charged to continuing operations was approximately $6.3 million as of January 31, 2003.

     In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots' new stadium, for a period of fifteen years. In August 2002, the Company finalized an agreement with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and retained more limited marketing rights in exchange for a series of annual payments of $1.6 million per year beginning in 2003 and ending in 2015.

     From time to time the Company provides guarantees of payment to vendors doing business with certain of the Company's subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. As of January 31, 2003, the Company had outstanding guarantees of subsidiary indebtedness totaling approximately $13.9 million.

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

     The Company has identified the accounting policies below as the policies most critical to its business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Certain of the critical accounting policies related to revenue recognition outlined below relate only to the activities of subsidiaries that have been reported as discontinued operations in our condensed consolidated financial statements. The discussions related to software license, software and other types of services and support activities, and advertising impression and e-mail based direct marketing revenue recognition relate only to subsidiaries that are currently reported as discontinued operations. The discussions outlined below reflect the Company's application of these policies through the respective disposal dates of these entities. Our critical accounting policies are as follows:

     .    Revenue recognition

     .    Excess and obsolete inventory

     .    Restructuring expenses

     .    Accounting for the allowance for doubtful accounts and sales returns

     .    Loss contingencies

     .    Accounting for impairment of long-lived assets

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

     Restructuring Expenses. The Company assesses the need to record restructuring charges in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3), EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" and Staff Accounting Bulletin
(SAB) No. 100, "Restructuring and Impairment Charges." In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. The Company records liabilities that primarily includes the estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations, bandwidth agreements and other service contracts. These estimates are based on the remaining amounts due under various contractual agreements, adjusted for any anticipated contract cancellation penalty fees or any anticipated or unanticipated event or changes in circumstances that would reduce these obligations. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. The provisions of this Statement will be applied by the Company to exit or disposal activities that are initiated after December 31, 2002.

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

     Accounting for Impairment of Long-Lived Assets. Through July 31, 2002, the Company recorded impairment charges as a result of management's ongoing business review and impairment analysis performed under its policy regarding impairment, utilizing the guidance in SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). Where impairment indicators were identified, management evaluated whether the projected undiscounted cash flows were sufficient to cover the particular long-lived asset being reviewed. If the undiscounted cash flows were insufficient, management then determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company adopted SFAS No. 142 on August 1, 2002. SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142.

     Under the provisions of SFAS No. 142, the Company is required to perform transitional goodwill impairment tests as of August 1, 2002 within the first six months of adopting the standard. The Company completed the transitional goodwill impairment tests during the fiscal quarter ended January 31, 2003 and concluded that goodwill is not impaired. In order to complete the transitional goodwill impairment tests as required by SFAS No. 142, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company determined the fair value of each reporting unit and compared it to the reporting unit's carrying amount.

     In accordance with the provisions of SFAS No. 142, the Company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Based on the provisions of the standard, the Company has determined that it has two reporting units for purposes of goodwill impairment testing. Additionally, the Company's policy will be to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year.

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No's. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of this Statement did not have a material impact on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not anticipate that adoption of SFAS No. 148 will have a material effect on the Company's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("VIEs"). This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which an interest is acquired after that date. Effective July 1, 2003, it also applies to VIEs in which an interest is acquired before February 1, 2003. The Company may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The Company is in the process of evaluating the effects of applying Interpretation No. 46. Based on our preliminary analysis, the Company does not anticipate that adoption of Interpretation No. 46 will have a material effect on the Company's financial position or results of operations.

Factors That May Affect Future Results

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward-looking statements represent management's current expectations and are inherently uncertain. CMGI does not undertake any obligation to update forward-looking statements. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to, the following:

     CMGI may not be profitable in the future.

     During the three and six months ended January 31, 2003, CMGI had an operating loss of approximately $17.5 million and $36.6 million, respectively. CMGI anticipates that it will continue to incur significant operating expenses in the future, including significant costs of revenue and selling, general and administrative and impairment and restructuring expenses. CMGI also has significant commitments and contingencies, including with respect to real estate, machinery and equipment leases, continuing stadium sponsorship obligations, and guarantees entered into by CMGI on behalf of itself and current and former operating companies. As a result, CMGI expects to continue to incur significant operating expenses and can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. At January 31, 2003, CMGI had a consolidated cash and cash equivalents balance of approximately $174.7 million. Total cash and cash equivalents usage was approximately $40.4 million for the six months ended January 31, 2003, which included the net benefit of approximately $15.0 million received during the six months ended January 31, 2003 from the sale of certain investments. If CMGI is unable to reach and sustain profitability, it risks depleting its working capital balances and its business will be materially adversely affected.

     CMGI has in the past, and may in the future, sell or divest, or attempt to sell or divest its interests in certain of its subsidiaries, if, among other reasons, management of CMGI deems the business of the subsidiary to be sufficiently unrelated to CMGI's core businesses or if the subsidiary is underperforming from a financial or business point of view. Unprofitable non-core businesses and underperforming businesses pose a substantial risk to CMGI's ability to reduce its cash burn or reach profitability, both of which are stated goals of CMGI. CMGI's inability to sell or divest its interest in such non-core or underperforming subsidiaries, in the desired timeframe or on terms acceptable to CMGI, will adversely affect CMGI's results of operations and could cause such results to be lower than expected by securities analysts and investors.

     CMGI derives substantially all of its revenue from a small number of customers and the loss of any of those customers could significantly damage CMGI's business.

     A limited number of customers account for substantially all of CMGI's consolidated net revenue and the loss of any one or more of these customers would cause its revenue to decline below expectations. One customer accounted for approximately 73% and 71% for the three months and six months ended January 31, 2003, respectively. On July 11, 2002, CMGI acquired the assets of iLogistix, through its wholly-owned subsidiary, SL Supply Chain. Nearly all of the revenues of SL Supply Chain are accounted for by sales to Hewlett-Packard and Microsoft. Similarly, nearly all of the revenues of SalesLink are accounted for by sales to a limited number of customers. CMGI currently does not have any agreements which obligate any customer to buy a minimum amount of products or services from CMGI or to designate CMGI as its sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard or Microsoft, or any other key customer, would have a material adverse effect on CMGI. CMGI believes that it will continue to derive the vast majority of its operating revenue from sales to a small number of customers. There can be no assurance that CMGI's revenue from key customers will not decline in future periods.

     CMGI may have problems raising money it needs in the future.

     CMGI from time to time seeks opportunities to provide capital to support CMGI's growth through the selective sale of investments or minority or majority interests in subsidiaries or affiliates to outside investors. In recent years, CMGI has generally financed its operations with proceeds from selling shares of stock of companies in which CMGI had invested directly or through its @Ventures venture capital affiliates. The aggregate holdings and market value of the shares of stock held by CMGI has declined significantly over the past two plus years, due to market conditions and continued sales. At January 31, 2003, CMGI held approximately $1.8 million in available-for-sale securities. Market and other conditions largely beyond CMGI's control may affect its ability to engage in future sales of such securities, the timing of any such sales, and the amount of proceeds therefrom. Even if CMGI is able to sell any such securities in the future, CMGI may not be able to sell at favorable prices or on favorable terms. In addition, this funding source may not be sufficient in the future, and CMGI may need to obtain funding from outside sources. However, CMGI may not be able to obtain funding from outside sources. In addition, even if CMGI finds outside funding sources, CMGI may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of CMGI's common stock. CMGI may also be required to take other actions, which may lessen the value of its common stock or dilute its common stockholders, including borrowing money on terms that are not favorable to CMGI or issuing additional shares of common stock. If CMGI experiences difficulties raising money in the future, its business will be materially adversely affected.

     If the market for supply chain management services declines, the demand for CMGI's services and its financial results could suffer.

     CMGI derives substantially all of its revenue from the supply chain management services provided by SalesLink and SL Supply Chain. CMGI's business and future growth will depend in large part on the industry trend towards outsourcing supply chain management and other business processes. If this trend does not continue or declines, demand for CMGI's supply chain management services would decline and its financial results could suffer.

     A decline in the technology sector could reduce CMGI's revenue.

     A large portion of CMGI's supply chain management revenue comes from clients in the technology sector which is intensely competitive and highly volatile. Declines in the overall performance of the technology sector have in the past and could in the future adversely affect the demand for supply chain management services and reduce CMGI's revenues from such clients.

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

     CMGI's performance is substantially dependent on the performance of its executive officers and other key employees, as well as management of its operating companies. The familiarity of these individuals with technology-related industries makes them especially critical to CMGI's success. In addition, CMGI's success is dependent on its ability to attract, train, retain and motivate high quality personnel, especially for its operating companies' management teams. The loss of the services of any of CMGI's executive officers or key employees may harm its business. CMGI's success also depends on its continuing ability to attract, train, retain and motivate other highly qualified technical and managerial personnel. Competition for such personnel is intense.

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

     . increased risk of costly and time-consuming litigation, including stockholder lawsuits;

     . potential issuance of securities in connection with an acquisition with rights that are superior to the rights of holders of CMGI's common stock, or which may have a dilutive effect on the common stockholders;

     .    the need to incur additional debt or use cash; and

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

     CMGI believes that establishing and maintaining its brand name and the brand names of its operating companies is essential to expanding its business and attracting new customers. CMGI also believes that the importance of brand name recognition will increase in the future as technology-related companies continue to differentiate themselves. Promotion and enhancement of CMGI's brand names will depend largely on its ability to provide consistently high-quality products and services. If CMGI is unable to provide high-quality products and services, the value of its brand names will suffer and CMGI's business prospects may be adversely affected.

     CMGI's quarterly results may fluctuate significantly.

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

     .    timing of sales of assets and marketable securities;

     .    market acceptance of new products and services;

     .    seasonality;

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

     The market price of CMGI's common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations, which have particularly impacted the market prices of equity securities of many companies providing technology-related products and services. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may adversely affect the market price of CMGI's common stock. In addition, should the market price of CMGI's common stock remain below $1.00 per share for an extended period, it risks Nasdaq delisting, which would have an adverse effect on CMGI's business. In order to maintain compliance with Nasdaq listing standards, CMGI may consider several strategies, including without limitation a reverse stock split.

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

     CMGI's operating companies are subject to intense competition.

     The markets for the products and services of CMGI's operating companies are highly competitive and often lack significant barriers to entry, enabling new businesses to enter these markets relatively easily. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with the products and services of CMGI's operating companies. The market for supply chain management products and services is very competitive, and the intensity of the competition is expected to continue to increase. Any failure to maintain and enhance the competitive position of CMGI's supply chain management operating companies will limit its ability to maintain and increase market share, which would result in serious harm to CMGI's business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. In addition, many of the current and potential competitors of CMGI's operating companies have greater financial, technical, operational and marketing resources than those of CMGI's operating companies. CMGI's operating companies may not be able to compete successfully against these competitors. Competitive pressures may also force prices for supply chain management products and services down and such price reductions may reduce CMGI's revenues.

     To succeed, CMGI's operating companies must respond to the rapid changes in the technology sector.

     The markets for the technology-related products and services of CMGI's operating companies are characterized by:

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

     CMGI's operating companies intend to continue to expand their operations outside of the United States. This international expansion will require significant management attention and financial resources. The operations of CMGI's supply chain management operating companies are subject to numerous and varied regulations worldwide, some of which may have an adverse effect on CMGI's ability to develop its international operations. In addition, CMGI and its operating companies have limited experience in such international activities. Accordingly, CMGI and its operating companies will need to commit substantial time and development resources to customizing the products and services of its operating companies for selected international markets and to developing international sales and support channels.

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

     CMGI's operating companies could be subject to infringement claims and other liabilities.

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

     .    resulting in costly license fees in order to settle such claims;

     . being time-consuming and expensive to defend even if such claims are not meritorious; and

     .    resulting in the diversion of management time and attention.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at January 31, 2003 primarily consisted of investments in companies in the Internet and technology industries which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the equity component of the Company's available-for-sale securities portfolio as of January 31, 2003, would result in an approximate $0.4 million decrease in the fair value of the Company's available-for-sale securities.

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

     The Company from time to time uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy, derivative positions are used to reduce risk by hedging underlying economic or market exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At January 31, 2003, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rate (EURIBOR) interest rate on its outstanding borrowing arrangements.

     The Company has historically had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. The Company may consider utilizing derivative instruments to mitigate the risk of foreign currency exchange rate fluctuations in the future.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in the Company's internal controls, and therefore there were no corrective actions taken.

                           CMGI, INC. AND SUBSIDIARIES
                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     In December 1999, Neil Braun, a former officer of iCAST Corporation, a wholly owned subsidiary of the Company ("iCAST"), filed a complaint in United States District Court, Southern District of New York naming the Company, iCAST and David S. Wetherell as defendants. In the complaint, Mr. Braun alleged breach of contract regarding his termination from iCAST and claimed that he was entitled to acceleration of options to purchase CMGI common stock and iCAST common stock, upon his termination, under contract and promissory estoppel principles. Mr. Braun also claimed that, under quantum meruit principles, he was entitled to lost compensation. Mr. Braun sought damages of approximately $50 million and requested specific performance of the acceleration and exercise of options. In August 2001, the Court (i) granted summary judgment dismissing Mr. Wetherell as a defendant and (ii) granted summary judgment, disposing of Mr. Braun's contract claim. In February 2002, the Court granted summary judgment disposing of Mr. Braun's promissory estoppel claim. Trial on the quantum meruit claim was held in March 2002 and the jury returned a verdict in favor of Mr. Braun and against the Company in the amount of $113,482.24. As to iCAST, the jury found that Mr. Braun had not proven his claim. The Company filed a motion for directed verdict, which motion sought to set aside the jury verdict against the Company. Such motion was denied. In May 2002, Mr. Braun appealed the Court's dismissal of his contract and promissory estoppel claims against iCAST and the Company. On February 11, 2003, the United States Court of Appeals for the Second Circuit heard argument on the appeal and took the case under advisement. No decision on the appeal has been received.

     In August 2001, Jeffrey Black, a former employee of AltaVista, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of the termination of Mr. Black's employment with AltaVista. As set forth in the complaint, Mr. Black is seeking monetary damages in excess of $70 million. The Company and AltaVista each believes that these claims are without merit and plans to vigorously defend against these claims. In March 2002, the court ordered the entire case to binding arbitration in California. In June 2002, Mr. Black petitioned the California Court of Appeal for a writ prohibiting enforcement of the order compelling arbitration of his cause of action for wrongful termination in violation of public policy. In July 2002, the Court of Appeal denied Mr. Black's petition. In August 2002, Mr. Black submitted the matter to the American Arbitration Association. A date for the arbitration has not yet been set. An arbitrator was appointed in January 2003 and an arbitration hearing is scheduled for August 2003.

     On January 28, 2002, Mark Nutritionals, Inc. ("MNI") filed suit against AltaVista in the United States District Court for the Western District of Texas, San Antonio Division. The claims against AltaVista include unfair competition and trademark infringement and dilution, under both federal law and the laws of the State of Texas. MNI is seeking compensatory damages in the amount of $10.0 million and punitive damages. AltaVista believes that these claims are without merit and plans to vigorously defend against these claims. AltaVista filed its answer on March 1, 2002, denying the allegations. MNI has filed for Chapter 11 bankruptcy protection. AltaVista is entitled to indemnification by a third party with respect to this matter.

     On April 16, 2002, NCR Corporation filed a complaint in the United States District Court for the Northern District of Illinois against uBid. The complaint alleges that uBid has infringed four patents held by NCR and seeks unspecified monetary damages and injunctive relief. On May 28, 2002, uBid filed its answer to the complaint, denying the allegations and asserting counterclaims against NCR. On December 5, 2002, NCR amended the complaint to add four additional patents. On December 20, 2002, uBid filed its answer to the amended complaint, denying the allegations and asserting counterclaims against NCR. On January 30, 2003, the parties agreed to settle this matter on mutually agreeable terms. The Stipulation of Dismissal was filed on February 11, 2003 and was entered by the Court on March 4, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

     At the 2002 Annual Meeting of Stockholders of the Company (the "Annual Meeting") on January 14, 2003, the following matters were acted upon by the stockholders of the Company:

     1. The election of two Class III Directors (David S. Wetherell and Jonathan Kraft) for the ensuing three years;
     2. The authorization of the Board of Directors, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its stockholders, to amend the Company's Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company's issued and outstanding shares of Common Stock by a ratio of between 1-for-2 and 1-for-25, inclusive, without further approval or authorization of the Company's stockholders; and
     3. Ratification of the appointment of KPMG LLP as independent auditors of the Company for the current year.

     The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of November 19, 2002 was 392,957,429. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are George A. McMillan, Anthony J. Bay and Virginia G. Bonker. In addition, on March 12, 2003, Peter J. McDonald, a director of the Company since April 2001, resigned from the Board of Directors due to time constraints with his position as Senior Vice President of R.H. Donnelley, an independent marketer of yellow pages advertising, and President of Donnelley Media, a division of R.H. Donnelley. Subsequent to the Annual Meeting, Francis J. Jules was elected to the Board of Directors on February 3, 2003. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:


                                                      VOTES             VOTES        VOTES                           BROKER
                                                       FOR             WITHHELD     AGAINST       ABSTENTIONS      NON-VOTES
1. Election of two Class III Directors:
        David S. Wetherell                          299,046,350       5,483,314     N.A.             N.A.             N.A.
        Jonathan Kraft                              300,085,707       4,443,957     N.A.             N.A.             N.A.

2. Authorization of the reverse stock
   split                                            291,004,017       N.A.          12,693,252       832,395          N.A.

3. Ratification of Independent Auditors             301,926,981       N.A.          1,853,222        749,461          N.A.



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

Date: March 17, 2003

                                           CMGI, Inc.


                                           By:     /S/  THOMAS OBERDORF
                                              ----------------------------------
                                                      Thomas Oberdorf
                                                 Chief Financial Officer and
                                               Treasurer (Principal Financial
                                                   and Accounting Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

                                     By:         /S/ GEORGE A. MCMILLAN
                                        ----------------------------------------
                                                   George A. McMillan
                                         President and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

                                       By:        /S/  THOMAS OBERDORF
                                          --------------------------------------
                                                     Thomas Oberdorf
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

Item                                 Description

 2.1 Asset Purchase Agreement, by and among Overture Services, Inc., AltaVista Company, Aurora I, LLC (a wholly owned limited liability company of AltaVista) and the Registrant, dated as of February 18, 2003, is incorporated herein by reference to Exhibit 2.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 of Overture Services, Inc. (File No. 000-26365).

 2.2 Registration Rights Agreement between Overture Services, Inc. and AltaVista Company, dated as of February 18, 2003, is incorporated herein by reference to Exhibit 2.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 of Overture Services, Inc. (File
       No. 000-26365).

10.1 Third Amendment to Loan and Security Agreement, dated as of November 12, 2002, by and among SalesLink Corporation, InSolutions Incorporated, On-Demand Solutions, Inc., Pacific Direct Marketing Corp., and SalesLink Mexico Holding Corp., as Borrowers, and LaSalle Bank National Association, as a Lender and as Agent for the Lenders.