Form 10-Q
period 2003-04-30
CMGI INC
filed 2003-06-16
CIK 914712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Number of shares outstanding of the issuer’s common stock, as of June 10, 2003:

Common Stock, par value $.01 per share	394,382,024
Class	Number of shares outstanding

CMGI, INC.

FORM 10-Q

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2003	July 31, 2002
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$207,883	$196,099
Available-for-sale securities	43,037	10,327
Trading security	—	94,271
Accounts receivable, trade, net of allowance for doubtful accounts	52,593	38,221
Inventories	41,158	32,177
Prepaid expenses and other current assets	22,503	19,307
Current assets of discontinued operations	2,416	151,697
Deferred loss on disposal of subsidiary	—	31,869

Total current assets	369,590	573,968

Property and equipment, net	15,923	29,636
Investments in affiliates	21,506	57,770
Goodwill	22,123	24,341
Non-current assets of discontinued operations	45	190,245
Other assets	19,152	34,307

	$448,339	$910,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$94,271
Current installments of long-term debt	1,585	1,316
Accounts payable	42,810	20,970
Accrued restructuring	12,344	23,783
Accrued income taxes	95,076	93,515
Accrued expenses	38,794	28,055
Other current liabilities	5,348	2,256
Current liabilities of discontinued operations	561	105,923

Total current liabilities	196,518	370,089

Long-term debt, less current installments	7,266	7,814
Other long-term liabilities	24,519	12,423
Non-current liabilities of discontinued operations	1,899	102,460
Minority interest	535	785
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding as of April 30, 2003 and July 31, 2002	—	—
Common stock, $0.01 par value per share. Authorized 1,405,000,000 shares; issued and outstanding 394,107,018 shares at April 30, 2003 and 392,679,011 shares at July 31, 2002	3,941	3,926
Additional paid-in capital	7,294,432	7,292,443
Accumulated deficit	(7,080,370)	(6,880,452)

Accumulated other comprehensive income (loss)	(401)	779

Total stockholders’ equity	217,602	416,696

	$448,339	$910,267

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)

Net revenue	$106,109	$31,231	$339,105	$119,753
Operating expenses:
Cost of revenue	98,582	25,991	313,494	110,978
Research and development	—	518	354	4,269
Selling	1,066	1,712	5,346	8,609
General and administrative	13,557	14,122	48,573	50,713
Amortization of intangible assets and stock-based compensation	55	1,751	164	5,252
Impairment of long-lived assets	432	—	456	2,328
Restructuring	19,938	1,092	29,144	(6,770)

Total operating expenses	133,630	45,186	397,531	175,379

Operating loss	(27,521)	(13,955)	(58,426)	(55,626)

Other income (expense):
Interest income	710	1,738	2,662	10,100
Interest (expense) recovery, net	(432)	(1,703)	730	5,425
Other losses, net	(11,608)	(7,953)	(45,680)	(33,911)
Equity in losses of affiliates, net	(1,049)	(2,003)	(1,937)	(15,396)
Minority interest	99	—	250	—

Loss from continuing operations before income taxes and extraordinary item	(39,801)	(23,876)	(102,401)	(89,408)
Income tax expense (benefit)	1,073	(15,000)	2,667	(4,215)

Loss from continuing operations before extraordinary item	(40,874)	(8,876)	(105,068)	(85,193)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	117,806	(116,336)	(94,850)	(380,901)
Extraordinary gain on retirement of debt, net of income taxes	—	—	—	131,281

Net income (loss)	76,932	(125,212)	(199,918)	(334,813)
Preferred stock accretion	—	—	—	(2,301)
Gain on repurchase of Series C Convertible Preferred Stock	—	—	—	63,505

Net income (loss) available to common stockholders	$76,932	$(125,212)	$(199,918)	$(273,609)

Basic and diluted earnings (loss) per share available to common stockholders:
Loss from continuing operations before extraordinary item	$(0.10)	$(0.02)	$(0.27)	$(0.07)
Earnings (loss) from discontinued operations	$0.30	$(0.30)	$(0.24)	$(1.01)
Extraordinary gain on retirement of debt, net of income taxes	$—	$—	$—	$0.35

Net earnings (loss) available to common stockholders	$0.20	$(0.32)	$(0.51)	$(0.73)

Shares used in computing basic and diluted earnings (loss) per share	393,452	392,025	393,106	375,603

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2003	2002
	(in thousands)
Cash flows from operating activities of continuing operations:
Net loss	$(199,918)	$(334,813)
Loss from discontinued operations	(94,850)	(380,901)

Income (loss) from continuing operations	(105,068)	46,088
Adjustments to reconcile net loss to net cash used for continuing operations:
Depreciation, amortization and impairment charges	8,390	19,111
Deferred income taxes	—	(4,215)
Realization of cumulative translation adjustment	5,026	—
Non-cash restructuring charges	8,979	10,089
Non-operating gains (losses), net	35,951	(124,700)
Equity in losses of affiliates	1,937	15,396
Minority interest	(250)	—
Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
Trade accounts receivable	(14,712)	12,991
Prepaid expenses and other current assets	(3,075)	(9,312)
Inventories	(9,051)	6,005
Accounts payable, accrued restructuring and expenses	12,261	(64,768)
Refundable and accrued income taxes, net	2,667	13,143
Other assets and liabilities	33,799	(15,936)

Net cash used for operating activities of continuing operations	(23,146)	(96,108)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(3,577)	(7,162)
Net proceeds from maturities of (purchases of) available-for-sale securities, net	15,093	22,366
Cash impact of acquisitions and divestitures of subsidiaries, net	66,620	21,282
Net investments in affiliates	7,286	2,498

Net cash provided by investing activities of continuing operations	85,422	38,984

Cash flows from financing activities of continuing operations:
Net repayments of long-term debt	(279)	(413)
Payment for retirement of Series C Convertible Preferred Stock	—	(100,301)
Payment for retirement of notes payable	—	(75,000)
Net proceeds from issuance of common stock	835	1,697

Net cash provided by (used for) financing activities of continuing operations	556	(174,017)

Net cash used for discontinued operations	(51,048)	(130,913)
Net increase (decrease) in cash and cash equivalents	11,784	(362,054)
Cash and cash equivalents at beginning of period	196,099	592,121

Cash and cash equivalents at end of period	$207,883	$230,067

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2002 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2002. The results for the three and nine-month periods ended April 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified in accordance with US GAAP to conform to the current year presentation. Discontinued operations reporting has been applied for certain of the Company’s subsidiaries that have been disposed of (see note G).

Marketable securities held by the Company which meet the criteria for classification as trading securities are carried at fair value. Unrealized holding gains and losses on securities classified as trading are recorded as a component of “Other losses, net” in the accompanying condensed consolidated statements of operations.

B.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 applies to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under these statements, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. The Company adopted SFAS No. 142 on August 1, 2002 (see note E).

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. The provisions of this Statement are required to be applied to exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations (see note F).

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 has not had a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (“VIEs”). This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which an interest is acquired after that date. Effective July 1, 2003, it also applies to VIEs in which an interest is acquired before February 1, 2003. The Company may apply the Interpretation prospectively with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The application of the requirements of FIN 46 has not had a material effect on the Company’s financial position or results of operations.

In January 2003, the SEC issued final rules implementing Section 401(b) of the Sarbanes-Oxley Act of 2002 entitled “Conditions for Use of Non-GAAP financial measures.” The rules primarily address disclosure of certain financial information that is calculated and presented other than in accordance with US GAAP. The rules applied to all disclosures as of March 28, 2003. These rules did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

C.	STOCK-BASED COMPENSATION

The Company accounts for its stock compensation plans under the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. The following table illustrates the pro forma effect on net income/(loss) and earnings/(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net income (loss) available to common stockholders	$76,932	$(125,212)	$(199,918)	$(273,609)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(56,938)	(75,271)	(170,814)	(225,757)

Pro-forma net income (loss) available to common stockholders	$19,994	$(200,483)	$(370,732)	$(499,366)

Net income (loss) available to common stockholders per share:
Basic and Diluted—as reported	$0.20	$(0.32)	$(0.51)	$(0.73)

Basic and Diluted—pro-forma	$0.05	$(0.51)	$(0.94)	$(1.33)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2003	2002	2003	2002
Risk-free interest rate	3.5%	4.7%	3.5%	4.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	117.2%	110.2%	130.1%	117.4%
Expected life (years)	6.75	6.98	7.29	4.56
Weighted average fair value of options granted during the period	$0.76	$1.26	$0.65	$1.18

D.	OTHER LOSSES, NET

The following table reflects the components of “Other losses, net”:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	(in thousands)
Gain (loss) on sales of marketable securities	$—	$(798)	$7,417	$(31,801)
Gain (loss) on mark-to-market adjustment for trading security	—	(2,865)	(6,329)	20
Loss on sale of Equilibrium Technologies, Inc.	—	—	(3,527)	—
Loss on sale of Activate.Net Corporation	—	—	—	(20,743)
Gain on derivative and sale of hedged Yahoo!, Inc. common stock	—	—	—	53,897
Loss on impairment of marketable securities	—	(474)	(387)	(2,182)
Loss on divestiture of investment in Signatures SNI, Inc.	—	—	(14,056)	—
Loss on impairment of investments in affiliates	(11,915)	(6,374)	(25,966)	(33,390)
Other, net	307	2,558	(2,832)	288

	$(11,608)	$(7,953)	$(45,680)	$(33,911)

During the three months ended April 30, 2003, the Company recorded impairment charges of approximately $11.9 million for other-than-temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC and CMG@Ventures II, LLC.

During the nine months ended April 30, 2003, the Company recorded a loss of approximately $6.3 million on the mark-to-market adjustment of a trading security (see note M). The Company also recorded impairment charges of approximately $26.0 million for other-than-temporary declines in the carrying value of certain investments in affiliates. These charges were primarily

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with investments made by CMGI@Ventures IV, LLC. Additionally, the Company recorded a gain on the sale of marketable securities of approximately $7.4 million in connection with the acquisition of Vicinity by Microsoft. During the period, the Company also divested of its debt and equity interests in Signatures SNI, Inc. (“Signatures”) and its ownership interests in Equilibrium Technologies, Inc. (“Equilibrium”), and recorded pre-tax losses of approximately $14.1 million and $3.5 million, respectively (See note G).

During the three months ended April 30, 2002, the Company recorded impairment charges of approximately $6.3 million for other-than-temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC. The Company also recorded a loss of approximately $2.9 million on the mark-to-market adjustment of a trading security.

During the nine months ended April 30, 2002, the Company sold marketable securities for total proceeds of approximately $20.7 million and recorded a net pre-tax loss of approximately $31.8 million on these sales. These sales primarily consisted of approximately 7.1 million shares of Primedia, Inc. stock for proceeds of approximately $15.9 million; approximately 356,000 shares of MKTG Services, Inc. stock for total proceeds of approximately $1.1 million; approximately 3.7 million shares of divine, inc. (divine) stock for total proceeds of approximately $2.8 million; and approximately 3.2 million shares of NexPrise, Inc. (NexPrise, formerly Ventro Corporation) stock for total proceeds of approximately $0.8 million. The Company also settled the final tranche of its borrowing arrangement that hedged a portion of the Company’s investment in Yahoo!, Inc. (Yahoo!) stock. In connection with the settlement, the Company delivered 581,499 shares of Yahoo! stock, and recognized a pre-tax gain of approximately $53.9 million. Additionally, the Company recorded impairment charges of approximately $33.4 million for other-than-temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC. The Company also completed the sale of its majority-owned subsidiary, Activate.Net Corporation (Activate), to Loudeye Corp. and recorded a pre-tax loss of approximately $20.7 million.

E.	IMPAIRMENT OF LONG-LIVED ASSETS, GOODWILL AND OTHER INTANGIBLE ASSETS

Through July 31, 2002, the Company recorded impairment charges as a result of management’s ongoing business reviews and impairment analysis performed under its policy regarding impairment, utilizing the guidance in SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS No. 121). Where impairment indicators were identified, management evaluated whether the projected undiscounted cash flows were sufficient to cover the carrying value of the long-lived asset being reviewed. If the undiscounted cash flows were insufficient, management then determined the amount of the impairment charge by comparing the carrying value of the long-lived assets to its fair value. Management determined fair value of goodwill and certain other intangible assets based on a combination of the discounted cash flow methodology, which was based upon converting expected cash flows to present value, and the market approach, which included analysis of market price multiples of companies engaged in lines of business similar to the Company. The market price multiples were selected and applied to the Company based on the relative performance, future prospects and risk profile of the Company in comparison to the guideline companies. Management predominantly utilized third-party valuation reports in its determination of fair value. Management predominantly determined fair value of other long-lived assets, such as property and equipment, based on third-party valuation reports.

On August 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, the Company is required to test certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. SFAS No. 144 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group exceeds its fair value. When events or changes in circumstances dictate an impairment review of a long-lived asset or group, the Company will evaluate recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company will measure any impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management predominantly uses third party valuation reports in its determination of fair value.

On August 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In accordance with the provisions of SFAS No. 142, the Company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Based on the provisions of the standard, the Company has determined that it currently has one reporting unit for purposes of goodwill impairment testing. Additionally, the Company’s policy is to perform its annual impairment testing for all reporting units as of the fourth quarter of each fiscal year.

Following the adoption of SFAS No. 142, the Company completed the first step of the required transitional impairment test during the second quarter of 2003, based on the comparison of the fair value of the reporting unit with its respective carrying value as of August 1, 2002. The Company concluded that there was no impairment indicated as of August 1, 2002. As of August 1, 2002, the Company ceased the amortization of goodwill.

The changes in the carrying amount of goodwill for the nine months ended April 30, 2003 are as follows:

	eBusiness and Fulfillment Segment	Enterprise Software and Services Segment	Total
	(in thousands)
Balance as of July 31, 2002	$22,123	$2,218	$24,341
Goodwill written off related to sale of subsidiary	—	(2,218)	(2,218)

Balance as of April 30, 2003	$22,123	$—	$22,123

The reconciliation of net income (loss) available to common stockholders before goodwill amortization expense, for the three and nine months ended April 30, 2003 and 2002, is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Loss from continuing operations before extraordinary item, as reported	$(40,874)	$(8,876)	$(105,068)	$(23,989)
Add back: goodwill amortization expense, net of tax	—	1,696	—	5,088

Adjusted loss from continuing operations before extraordinary item	$(40,874)	$(7,180)	$(105,068)	$(18,901)

Net income (loss) available to common stockholders, as reported	$76,932	$(125,212)	$(199,918)	$(273,609)
Add back: goodwill amortization expense, net of tax	—	1,696	—	5,088

Adjusted net income (loss) available to common stockholders	$76,932	$(123,516)	$(199,918)	$(268,521)

Basic and diluted loss per share from continuing operations before extraordinary item as reported	$(0.10)	$(0.02)	$(0.27)	$(0.07)
Add back: goodwill amortization expense, net of tax	—	—	—	0.01

Adjusted basic and diluted loss per share from continuing operations before extraordinary item as reported	$(0.10)	$(0.02)	$(0.27)	$(0.06)

Basic and diluted earnings (loss) per share available to common stockholders as reported	$0.20	$(0.32)	$(0.51)	$(0.73)
Add back: goodwill amortization expense, net of tax	—	—	—	0.01

Adjusted basic and diluted earnings (loss) per share available to common stockholders	$0.20	$(0.32)	$(0.51)	$(0.72)

F.	RESTRUCTURING CHARGES

The following table summarizes the activity in the restructuring accrual from July 31, 2002 through April 30, 2003:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2002	$421	$23,362	$—	$23,783
Q1 Restructuring	19	146	—	165
Cash payments	(23)	(8,131)	—	(8,154)
Non-cash charges	—	—	—	—

Accrued restructuring balance at October 31, 2002	417	15,377	—	15,794
Q2 Restructuring	42	1,270	6,256	7,568
Restructuring adjustments	—	1,473	—	1,473
Cash payments	(459)	(5,441)	—	(5,900)
Non-cash charges	—	—	(6,256)	(6,256)

Accrued restructuring balance at January 31, 2003	—	12,679	—	12,679
Q3 Restructuring	1,783	10,170	7,838	19,791
Restructuring adjustments	—	147	—	147
Cash payments	(1,216)	(5,755)	—	(6,971)
Non-cash charges	—	—	(7,838)	(7,838)

Accrued restructuring balance at April 30, 2003	$567	$17,241	$—	$17,808

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company anticipates that the remaining restructuring accruals will be paid by August 2012. It is expected that the payments of employee related expenses will be substantially complete within three months. The remaining contractual obligations primarily relate to facilities and equipment lease obligations.

The Company’s accrued restructuring balance of $17.8 million at April 30, 2003 includes approximately $5.5 million of long-term restructuring liabilities classified as a component of other long-term liabilities in the Company’s condensed consolidated balance sheet at April 30, 2003.

The net restructuring charges (benefits) for the three and nine months ended April 30, 2003 and 2002, respectively, would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	(in thousands)
Cost of revenue	$14,875	$116	$14,875	$(13,387)
Research and development	—	—	—	112
Selling	148	17	157	437
General and administrative	4,915	959	14,112	6,068

	$19,938	$1,092	$29,144	$(6,770)

The Company’s restructuring initiatives during the nine months ended April 30, 2003 and 2002, respectively, involved strategic decisions to exit certain businesses and to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contract terminations, severance charges and facility and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries and at the Company’s corporate

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

headquarters to increase operational efficiencies, improve margins and further reduce expenses. Severance charges included employee termination costs as a result of workforce reductions. Employees affected by the restructurings were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The asset impairment charges primarily related to the write-off of property and equipment.

During the three months ended April 30, 2003, the Company recorded net restructuring charges of approximately $19.9 million. The charges primarily related to restructuring initiatives at the Company’s wholly-owned subsidiary, SalesLink, which recorded charges of approximately $15.5 million during the period, as a result of the implementation of a restructuring plan designed to reduce overhead costs in response to continued weak demand for U.S. based supply chain management services. The restructuring charges related primarily to an unoccupied facility in Newark, California ($2.6 million), vacant partitioned space in SalesLink’s Memphis facility ($3.3 million), unutilized fixed assets in these facilities ($7.8 million), and a work force reduction of 120 employees ($0.7 million). Additionally, during the quarter the Company recorded restructuring charges totaling approximately $4.1 million at its corporate headquarters. These charges primarily included the termination of certain operating equipment lease obligations ($1.9 million), the restructuring of the Company’s hosting services arrangements ($0.9 million) in response to the divestiture of several subsidiaries, and the reduced overall hosting services required to support the ongoing business operations of the Company, and a work force reduction of 31 employees ($1.1 million) as part of the Company’s continued focus on cost savings.

During the nine months ended April 30, 2003, the Company recorded net restructuring charges of approximately $29.1 million. The charges primarily related to restructuring initiatives at the Company’s wholly-owned subsidiary, SalesLink, which recorded charges of approximately $15.5 million during the period, and at the Company’s corporate headquarters which recorded charges of approximately $13.2 million during the period. The restructuring charges at SalesLink included charges related to an unoccupied facility in Newark, California ($2.6 million), vacant partitioned space in SalesLink’s Memphis facility ($3.3 million), unutilized fixed assets in these facilities ($7.8 million), and a work force reduction of 120 employees ($0.7 million). These restructuring charges were the result of the implementation of a restructuring plan designed to reduce overhead costs in response to continued weak demand for U.S. based supply chain management services. The restructuring charges at the Company’s corporate headquarters primarily included the termination of certain operating equipment lease obligations ($3.1 million), the restructuring of the Company’s hosting services arrangements ($0.9 million) in response to the divestiture of several subsidiaries, and the reduced overall hosting services required to support the ongoing business operations of the Company, and a work force reduction of 34 employees ($1.2 million) as part of the Company’s continued focus on cost savings. The balance of the Company’s restructuring charges during the nine months ended April 30, 2003 related primarily to the recognition of the cumulative translation component of equity as a result of the substantial completion of the shutdown of the Company’s European operations ($5.0 million), the write-off of certain software related assets ($1.2 million), and a charge related to facility lease obligations beyond the Company’s previous estimates ($3.2 million). These charges were partially offset by the settlement of certain facility lease obligations related to the Company’s European operations for amounts less than originally anticipated ($1.5 million).

During the three months ended April 30, 2002, the Company recorded net restructuring charges of approximately $1.1 million. The charges primarily related to workforce reductions at the Company’s corporate headquarters ($0.3 million) and at its MyWay subsidiary ($0.3 million). The corporate workforce reduction was the result of the Company’s continued focus on reducing corporate infrastructure costs. The workforce reductions at MyWay resulted from the termination of MyWay’s remaining employees upon completion of the wind-down of business operations.

During the nine months ended April 30, 2002, the Company recorded a net restructuring benefit of approximately $6.8 million. The restructuring benefit primarily resulted from certain vendor and customer contractual obligations of NaviPath (primarily purchase commitments and service contracts) being settled for amounts less than originally estimated ($21.1 million). The restructuring benefit was partially offset by charges related to restructuring initiatives at the Company’s NaviPath and MyWay subsidiaries, as well at the Company’s corporate headquarters. The restructuring charges at NaviPath related to severance, legal, and other professional fees incurred in connection with the cessation of its operations ($3.1 million). The restructuring charges at MyWay included the write-off of property and equipment, as well as the termination of customer and vendor contracts in connection with the cessation of its operations ($4.6 million). The restructuring charge at the Company’s headquarters consisted of severance costs for the termination of approximately 70 employees ($0.9 million), as well as costs related to vacant space at certain of the Company’s facilities in San Francisco, CA ($2.3 million), and in Europe ($1.6 million), as well as unutilized fixed assets related to these facilities ($0.9 million).

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

G.	DISCONTINUED OPERATIONS AND DIVESTITURES

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

On April 25, 2003, AltaVista Company (“AltaVista”), a majority-owned operating company of CMGI, sold substantially all of its assets and business operations to Overture Services, Inc. (“Overture”), pursuant to the terms of an asset purchase agreement, dated as of February 18, 2003, by and among Overture, AltaVista, CMGI and Aurora I, LLC, a wholly owned subsidiary of AltaVista. In consideration of the asset sale, Overture paid AltaVista $60,000,000 in cash and issued to AltaVista an aggregate of 4,274,670 shares of Overture common stock, of which 10% of the consideration is subject to an escrow agreement. In addition, Overture agreed to assume certain liabilities of AltaVista. During the second quarter ended January 31, 2003, AltaVista was classified in the Company’s financial statements as “held for sale.” During the third quarter ended April 30, 2003, AltaVista recorded a gain of approximately $97.6 million on its sale of its assets and business operations.

During the quarter ended April 30, 2003, ProvisionSoft, Inc (“ProvisionSoft”), a majority-owned operating company of CMGI, ceased operations. As a result, the Company wrote off $35.6 million of minority interest in ProvisionSoft during the period.

On April 2, 2003, uBid, Inc. (“uBid”), a wholly-owned operating company of CMGI, sold substantially all of its assets to Takumi Interactive, Inc. (“Takumi”), pursuant to the terms of an asset purchase agreement dated as of April 2, 2003, by and among Takumi, CMGI and uBid. In consideration of the asset sale, Takumi paid uBid (i) $1,612,500 in cash at closing, (ii) a promissory note in the aggregate principal amount of $2,000,000, bearing interest at the Prime rate plus 1.5%, payable in two equal installments on the first and second anniversaries of the closing, and (iii) a warrant to purchase nonvoting common stock of Takumi constituting 5% of the outstanding common stock of Takumi on the consummation of the asset sale (calculated on a fully-diluted, as-converted basis). In addition, Takumi agreed to assume certain liabilities of uBid. During the second quarter ended January 31, 2003, uBid was classified in the Company’s financial statements as “held for sale,” and the Company recorded impairment charges of approximately $96.2 million for the impairment of goodwill and other long-lived assets, and accrued approximately $3.7 million for the estimated loss on the sale by uBid of its assets and business operations. During the third quarter ended April 30, 2003, uBid recorded a $0.8 million adjustment to its original estimate of the loss on the sale, based on the final terms of the sale agreement.

On March 7, 2003, the Company sold all of its equity ownership interests in Tallan, Inc. (“Tallan”) to a group (the “Tallan Buyer”) led by management of Tallan. Under the terms of the Transaction Agreement, the Company sold to the Tallan Buyer 100% of the issued and outstanding shares of Tallan. In consideration thereof, the Company received, among other things, (i) approximately $7.1 million in cash, (ii) a senior secured promissory note due in March 2008 in the principal amount of $3.0 million made by the Tallan Buyer, and (iii) a warrant for the purchase of 9.0% of the issued and outstanding shares of Tallan common stock, as of the earlier of the date of first exercise or merger or sale of Tallan (on a fully diluted basis, giving effect to the exercise or conversion of all then-outstanding convertible securities of Tallan) at an exercise price of $.01 per share. In addition, Tallan agreed to pay to the Company up to an additional $5.0 million in earnout payments commencing in fiscal 2004 based on Tallan’s achievement of certain revenue thresholds. During the second quarter ended January 31, 2003, Tallan was classified in the Company’s financial statements as “held for sale,” and the Company recorded impairment charges of approximately $32.0 million for the impairment of goodwill and other long-lived assets, and accrued approximately $2.6 million for the estimated loss on the sale of its equity interests in Tallan. During the third quarter ended April 30, 2003, the Company recorded a $1.9 million adjustment to its original estimate of the loss on the sale, based on the final terms of the sale agreement.

On February 28, 2003, Info USA Inc. acquired Yesmail, Inc. (“Yesmail”) in a cash merger pursuant to which the company received approximately $5.0 million in cash, subject to certain adjustments and customary escrow arrangements. During the second quarter ended January 31, 2003, Yesmail was classified in the Company’s financial statements as “held for sale.” During the third quarter ended April 30, 2003, the Company recorded a gain of approximately $1.6 million on the sale of its equity interests in Yesmail.

The Company met the criteria specified in SFAS No. 144 in order to classify uBid, AltaVista, Tallan and Yesmail as discontinued operations at January 31, 2003 and ProvisionSoft as a discontinued operation at April 30, 2003. Therefore, for all periods presented, uBid, which was previously included in the eBusiness and Fulfillment segment, and Tallan, Yesmail, AltaVista and ProvisionSoft,

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which were previously included in the Enterprise Software and Services segment, have been reported as discontinued operations in the condensed consolidated financial statements for all periods presented.

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

On June 12, 2002 (the measurement date), CMGI’s board of directors authorized the divestiture of the Company’s equity and debt ownership interests in its subsidiary NaviSite. On September 11, 2002, the Company completed the sale of all its equity and debt ownership interests in its subsidiary, NaviSite to ClearBlue Technologies, Inc. (“ClearBlue”). In consideration thereof, the Company received, among other things, 131,579 shares of common stock of ClearBlue. On the measurement date, NaviSite comprised more than 90% of both the total assets and operating losses of the Managed Application Services segment and NaviSite’s product offering represented both a major line of business and a distinct class of customer. As a result, during the fourth quarter of the Company’s fiscal year ended July 31, 2002, the Company accounted for its divestiture of NaviSite as discontinued operations in accordance with the provisions of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. At July 31, 2002, the Company expected to record a net gain in the first quarter of fiscal year 2003 on the sale of its debt and equity ownership interests in NaviSite. The estimated gain on the sale of NaviSite included the results of operations from the measurement date through the date of disposal. The results of operations of NaviSite from the measurement date through July 31, 2002 were deferred and reflected as deferred loss on disposal of subsidiary on the condensed consolidated balance sheet at July 31, 2002. NaviSite’s operating results have been segregated from continuing operations and have been reported as discontinued operations in the accompanying condensed consolidated balance sheets and statements of operations and cash flows, and related notes to the condensed consolidated financial statements for all periods presented. During the nine months ended April 30, 2003, the Company recorded a gain of approximately $2.3 million on the disposal of NaviSite. In December 2002, the Company received 213,437 shares of NaviSite Common Stock upon distribution from ClearBlue.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for the discontinued operations of Yesmail, AltaVista, Tallan, uBid, ProvisionSoft, Engage and NaviSite are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	(in thousands)
Results of operations:
Net revenue	$30,123	$156,153	$173,648	$480,089
Total expenses	49,993	272,489	391,834	860,990

Net loss	(19,870)	(116,336)	(218,186)	(380,901)
Minority interest write-off—ProvisionSoft	35,666	—	35,666	—
Gain on sale of NaviSite	—	—	2,291	—
Loss on sale of Engage	—	—	(16,631)	—
Gain on sale of AltaVista	97,603	—	97,603	—
Gain on sale of Yesmail	1,632	—	1,632	—
Held for sale loss adjustment Tallan	1,896	—	1,896	—
Held for sale loss adjustment uBid	879	—	879	—

Net income (loss) from discontinued operations	$117,806	$(116,336)	$(94,850)	$(380,901)

	April 30, 2003	July 31, 2002
	(in thousands)
Financial position:
Current assets	$2,416	$151,697
Property and equipment, net	$45	$29,636
Other assets	$—	$160,609
Total liabilities	$(2,460)	$(208,383)

Net assets of discontinued operations	$1	$133,559

On October 17, 2002, the Company sold all of its equity ownership interests in Equilibrium to a group (the “Buyer”) led by the management of Equilibrium. Under the terms of the agreement, the Company sold to the Buyer 100% of the issued and outstanding shares of Equilibrium. In consideration thereof, the Company received, among other things, (i) a senior secured promissory note due in October 2005 in the principal amount of $1.5 million, (ii) a warrant for the purchase of 19.9% of the issued and outstanding shares of Equilibrium common stock, as of the earlier of the date of first exercise or a merger or sale of Equilibrium (on a fully diluted basis, giving effect to the exercise or conversion of all then outstanding convertible securities of Equilibrium), at an exercise price of $.01 per share, and (iii) a royalty-free, perpetual worldwide license to use Equilibrium’s MediaRich software. As a result of the sale, the Company recorded a pre-tax loss of approximately $3.5 million. As a result of the terms of the warrant received, the disposition of Equilibrium does not qualify for discontinued operations reporting in accordance with SFAS No. 144.

On November 6, 2002, the Company entered into a Recapitalization Agreement with Signatures SNI, Inc. (“Signatures”) in which Signatures paid the Company a total of $8.0 million to: (i) redeem all of the capital stock held by the Company; (ii) retire a portion of the outstanding principal balance on the promissory note held by the Company; and (iii) retire all of the outstanding accrued interest relating to the promissory note. In addition, the Company contributed the remaining promissory note principal balance to the capital of Signatures and cancelled the outstanding warrants. As a result of this transaction, during the nine months ended April 30, 2003, the Company recorded a pre-tax loss of approximately $14.1 million.

H.	SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision-maker for purposes of making decisions about allocating resources and assessing performance, the Company’s operations had previously been classified in two operating segments: Enterprise Software and Services and eBusiness and Fulfillment. The sole remaining operating business in the Enterprise Software and Services segment, ProvisionSoft, ceased operations during the fiscal quarter ended April 30, 2003 and has been reported as a discontinued operation. The company now reports one operating segment, eBusiness and Fulfillment, which includes the results of operations of the Company’s SalesLink and SL Supply Chain Services International Corp. subsidiaries.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to its one current operating segment, the Company continues to report a Enterprise Software and Services segment (which consists of the operations of Equilibrium, CMGI Solutions and Nascent), a Portals segment (that consists of the operations of MyWay and iCAST) and a Managed Application Services segment (that consists of the operations of NaviPath, ExchangePath, 1stUp, and Activate), as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The historical results of these companies will continue to be reported in the Enterprise Software and Services, Portals and Managed Application Services segments, respectively, as will any residual results from operations that exist through the cessation of operations of these entities, each of which have been divested or substantially wound down.

Management evaluates segment performance based on segment net revenue, operating loss and “Adjusted operating income (loss)”, which is defined as the operating income (loss) excluding net charges related to in-process research and development, depreciation, long-lived asset impairment, restructuring, and amortization of intangible assets and stock-based compensation. The Company believes that its Adjusted measure of operating income/(loss) provides investors with a useful supplemental measure of the Company’s operating performance by excluding the impact of one-time gains/(losses), non-cash charges, and restructuring activities. Historically, the Company has recorded significant one-time gains/(losses), and impairment and restructuring charges and therefore management uses Adjusted operating income/(loss) to assist in evaluating the Company’s operating performance. These Adjusted results should be evaluated in light of the Company’s financial results prepared in accordance with US GAAP.

“Other” includes certain corporate infrastructure expenses, which are not identifiable to the operations of the Company’s operating business segments.

Summarized financial information of the Company’s continuing operations by business segment is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	(in thousands)
Net revenue:
Enterprise Software and Services	$—	$468	$227	$1,172
eBusiness and Fulfillment	105,974	30,414	338,334	106,092
Managed Application Services	135	138	544	5,953
Portals	—	211	—	6,536

	$106,109	$31,231	$339,105	$119,753

Operating income (loss):
Enterprise Software and Services	$—	$(3,058)	$(966)	$(10,602)
eBusiness and Fulfillment	(15,028)	(667)	(12,985)	(1,617)
Managed Application Services	(149)	233	251	2,341
Portals	(450)	(95)	419	(6,391)
Other	(11,894)	(10,368)	(45,145)	(39,357)

	$(27,521)	$(13,955)	$(58,426)	$(55,626)

Adjusted operating income (loss):
Enterprise Software and Services	$—	$(1,850)	$(911)	$(6,979)
eBusiness and Fulfillment	1,767	1,161	6,657	3,492
Managed Application Services	136	33	560	(13,080)
Portals	(7)	353	956	60
Other	(6,157)	(8,316)	(28,154)	(26,778)

	$(4,261)	$(8,619)	$(20,892)	$(43,285)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2003
	(in thousands)
Operating Loss	$(27,521)	$(13,955)	$(58,426)	$(55,626)
Adjustments:
Depreciation	2,835	2,493	7,770	11,531
Impairment of long-lived assets	432	—	456	2,328
Restructuring (adjustments), net	19,938	1,092	29,144	(6,770)
Amortization of intangible assets and stock-based compensation	55	1,751	164	5,252

Adjusted operating loss	$(4,261)	$(8,619)	$(20,892)	$(43,285)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I.	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. Approximately 6.5 million and zero weighted average common stock equivalents were excluded from the denominator in the diluted earnings per share calculation for the three months ended April 30, 2003 and 2002, respectively, as their inclusion would be antidilutive. Approximately 6.6 million and 3.1 million weighted average common stock equivalents were excluded from the denominator in the diluted earnings per share calculation for the nine months ended April 30, 2003 and 2002, respectively, as their inclusion would be antidilutive.

If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from net income (loss) the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income (loss) attributable to dilutive subsidiary stock equivalents was immaterial for the three and nine months ended April 30, 2003 and 2002, respectively.

J.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	(in thousands)
Net income (loss)	$76,932	$(125,212)	$(199,918)	$(334,813)
Net unrealized holding loss arising during the period	(827)	(4,169)	(969)	(32,156)
Reclassification adjustment for net realized (gains) losses included in net income (loss)	—	3,212	(4,133)	16,256

	(827)	(957)	(5,102)	(15,900)

Net unrealized foreign currency translation adjustment arising during the period	(77)	—	(5,251)	—
Reclassification adjustment for foreign currency translation adjustment included in net income (loss)	—	—	5,040	—

	(77)	—	(211)	—

Comprehensive income (loss)	$76,028	$(126,169)	$(205,231)	$(350,713)

The components of accumulated other comprehensive income (loss) as of April 30, 2003 and July 31, 2002 are as follows:

	April 30, 2003	July 31, 2002
	(in thousands)
Net unrealized holding gains (losses)	$(190)	$779
Cumulative foreign currency translation adjustment	(211)	—

	$(401)	$779

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K.	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

	Nine Months Ended April 30,
	2003	2002
	(in thousands)
Cash paid during the period for:
Interest	$700	$343

Income taxes	$310	$856

Cash received during the period for:
Federal income tax refund	$—	$13,975

During the nine months ended April 30, 2003 significant non-cash financing activities included the following:

In December 2002, the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW stock to the Holders (see note M). This obligation had been classified as notes payable on the Company’s condensed consolidated balance sheet at July 31, 2002.

L.	INVENTORIES

Inventories at April 30, 2003 and July 31, 2002 consisted of the following:

	April 30, 2003	July 31, 2002
	(in thousands)
Raw Materials	$25,891	$24,274
Work-in-process	197	104
Finished Goods	15,070	7,799

	$41,158	$32,177

M.	RETIREMENT OF SERIES C CONVERTIBLE PREFERRED STOCK

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

In addition, due to the delayed delivery obligation with respect to the PCCW shares, the Company made cash payments to the Holders of approximately $7.2 million during fiscal 2002 and approximately $8.0 million during fiscal 2003.

The carrying value of the consideration exchanged approximated fair market value at the date of the transaction. As a result, in November 2001, the Company reclassified its investment in PCCW shares from “Other assets” to “Trading security” in accordance with SFAS No. 115, and recorded the liability related to the obligation to deliver the PCCW stock as a current note payable, both of which were carried at market value. Changes in the fair value of the PCCW stock and the note payable were recorded in the condensed consolidated statements of operations as Other losses, net and as adjustments to interest expense, respectively. The fair market value adjustment of the note payable for the nine months ended April 30, 2003 was $6.3 million, and resulted in a $6.3 million decrease to interest expense, which was offset by a loss of $6.3 million on the fair value adjustment of the trading security which was included in Other losses, net.

On December 2, 2002, the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW stock to the Holders. No gain or loss was recognized upon settlement.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	AGREEMENTS WITH HEWLETT-PACKARD COMPANY

In November 2001, Hewlett-Packard, a significant stockholder of the Company (HP), agreed to deem the Company’s $220.0 million in aggregate face amount of notes payable, plus the accrued interest thereon, paid in full in exchange for $75.0 million in cash, approximately 4.5 million shares of CMGI common stock and CMGI’s 49% ownership interest in its affiliate, B2E Solutions, LLC, of which HP had previously owned the remaining 51%. As a result, the Company recorded an extraordinary gain of approximately $131.3 million, net of taxes, related to the extinguishment of the Company’s $220.0 million in face amounts notes payable to HP. The gain was calculated as the difference between the carrying value of the notes payable plus accrued interest thereon, less the carrying value of the consideration exchanged. The carrying value of the consideration approximated fair market value at the date of the transaction.

O.	CONTINGENCIES

In December 1999, Neil Braun, a former officer of iCAST Corporation, a wholly owned subsidiary of the Company (“iCAST”), filed a complaint in United States District Court, Southern District of New York naming the Company, iCAST and David S. Wetherell as defendants. In the complaint, Mr. Braun alleged breach of contract regarding his termination from iCAST and claimed that he was entitled to acceleration of options to purchase CMGI common stock and iCAST common stock, upon his termination, under contract and promissory estoppel principles. Mr. Braun also claimed that, under quantum meruit principles, he was entitled to lost compensation. Mr. Braun sought damages of approximately $50 million and requested specific performance of the acceleration and exercise of options. In August 2001, the Court (i) granted summary judgment dismissing Mr. Wetherell as a defendant and (ii) granted summary judgment, disposing of Mr. Braun’s contract claim. In February 2002, the Court granted summary judgment disposing of Mr. Braun’s promissory estoppel claim. Trial on the quantum meruit claim was held in March 2002 and the jury returned a verdict in favor of Mr. Braun and against the Company in the amount of $113,482.24. As to iCAST, the jury found that Mr. Braun had not proven his claim. The Company filed a motion for directed verdict, which motion sought to set aside the jury verdict against the Company. Such motion was denied. In May 2002, Mr. Braun appealed the Court’s dismissal of his contract and promissory estoppel claims against iCAST and the Company. On February 11, 2003, the United States Court of Appeals for the Second Circuit heard argument on the appeal and took the case under advisement. On May 19, 2003, the Court of Appeals affirmed the District Court’s decisions.

In August 2001, Jeffrey Black, a former employee of AltaVista, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of his relationship with the Company and AltaVista and the termination of Mr. Black’s employment with AltaVista. The Company and AltaVista each believes that these claims are without merit and plans to vigorously defend against these claims. In March 2002, the court ordered the entire case to binding arbitration in California. In August 2002, Mr. Black submitted the matter to the American Arbitration Association. An arbitrator was appointed in January 2003 and an arbitration hearing is scheduled for August 2003. Mr. Black’s statement of damages in the arbitration proceeding seeks monetary damages in excess of $16 million. In April 2003, Mr. Black applied to the Superior Court for a temporary restraining order requiring AltaVista to maintain in an escrow account certain funds received by AltaVista in the sale of its assets to Overture. The court denied the application for a temporary restraining order and on May 29, 2003 denied the application for a preliminary injunction. On May 15, 2003, Mr. Black was given leave by the court to file a third amended complaint naming Overture as a defendant as successor in interest to AltaVista. In connection with Overture’s acquisition of AltaVista’s business, Overture agreed to assume any liability of AltaVista with respect to this action.

On January 28, 2002, Mark Nutritionals, Inc. (“MNI”) filed suit against AltaVista in the United States District Court for the Western District of Texas, San Antonio Division. The claims against AltaVista include unfair competition and trademark infringement and dilution, under both federal law and the laws of the State of Texas. MNI is seeking compensatory damages in the amount of $10.0 million and punitive damages. AltaVista believes that these claims are without merit and plans to vigorously defend against these claims. AltaVista filed its answer on March 1, 2002, denying the allegations. MNI has filed for Chapter 11 bankruptcy protection. AltaVista is entitled to indemnification by a third party with respect to this matter. In connection with Overture’s acquisition of AltaVista’s business, Overture agreed to assume any liability of AltaVista with respect to this action.

On March 11, 2002, Sean Barger, a former employee and principal stockholder of Equilibrium Technologies, Inc. (“Equilibrium”), filed a complaint in Superior Court of the State of California (San Francisco County) in his individual capacity against the Company, AltaVista, David S. Andonian, Andrew J. Hajducky, III, and David S. Wetherell alleging certain claims arising out of the Company’s acquisition of Equilibrium in January 2000. As set forth in the complaint, Mr. Barger alleged, among other things, (1) violation of state securities statutes, (2) fraudulent inducement, deceit, and fraud, (3) negligent misrepresentation, (4) unfair competition and (5) breach of fiduciary duty. The Company believes that these claims are without

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

merit and plans to vigorously defend the action. Mr. Barger is claiming an unspecified amount of damages. On October 29, 2002, Mr. Barger amended his complaint to allege, among other things, personal jurisdiction over the individual defendants. On January 27, 2003, Mr. Barger again amended his complaint to add allegations pertaining to the breach of fiduciary duty claim. The Court subsequently dismissed without leave to amend Mr. Barger’s claim for breach of fiduciary duty. No trial date has been scheduled. In connection with Overture’s acquisition of AltaVista’s business, Overture agreed to assume any liability of AltaVista with respect to this action.

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

Basis of Presentation

The Company reports one current operating segment, eBusiness and Fulfillment. During the quarter ended April 30, 2003, the sole remaining operating business in the Enterprise Software and Services segment, ProvisionSoft, ceased operations and is now reported as a discontinued operation. The eBusiness and Fulfillment segment includes the results of operations of the Company’s SalesLink and SL Supply Chain Services International Corp. subsidiaries. The Other segment represents certain corporate cash and cash equivalents, available-for-sale and trading securities, certain other assets and liabilities, and marketing and administrative expenses and the results of the Company’s venture capital entities.

In addition to its one current operating segment, the Company continues to report an Enterprise Software and Services segment (that consists of the operations of Equilibrium, CMGI Solutions and Nascent), a Portals segment (that consists of the operations of MyWay and iCAST) and a Managed Application Services segment (that consists of the operations of NaviPath, ExchangePath, 1stUp, and Activate), as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The historical results of these companies will continue to be reported in the Enterprise Software and Services, Portals and Managed Application Services segments, respectively, as will any residual results from operations that exist through the cessation of operations of these entities, each of which has been divested or substantially wound down.

On September 9, 2002, the Company sold all of its equity and debt ownership interests in Engage. On September 11, 2002, the Company sold all of its equity and debt ownership interests in NaviSite, pursuant to a plan approved on June 12, 2002. On February 28, 2003, InfoUSA acquired Yesmail in a cash merger. On March 7, 2003, the Company sold all of its equity ownership interests in Tallan. On April 2, 2003, uBid sold substantially all of its assets and business pursuant to the terms of an asset purchase agreement. On April 25, 2003, AltaVista sold substantially all of its assets and business pursuant to the terms of an asset purchase agreement. During the quarter ended April 30, 2003, ProvisionSoft ceased operations.

As a result, for all periods presented, Engage, AltaVista, Yesmail, Tallan, and ProvisionSoft, which were previously included within the Enterprise Software and Services segment, uBid, which was previously included within the eBusiness and Fulfillment segment, and NaviSite, which was previously included within the Managed Application Services segment, have been accounted for as discontinued operations. Accordingly, the assets, liabilities and operating results of these companies have been segregated from continuing operations and reported as discontinued operations in the accompanying condensed consolidated balance sheets and statements of operations and cash flows, and related notes to the condensed consolidated financial statements for all periods presented.

Certain amounts for prior periods in the accompanying condensed consolidated financial statements, and in the discussion below, have been reclassified to conform to current period presentations.

In accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company’s subsidiaries.

Results of Operations

Three months ended April 30, 2003 compared to the three months ended April 30, 2002

Net Revenue:

	Three Months Ended April 30, 2003	As a% of Total Net Revenue	Three Months Ended April 30, 2002	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$—	—	$468	1%	$(468)	(100)%
eBusiness and Fulfillment	105,974	100%	30,414	98%	75,560	248%
Managed Application Services	135	—	138	—	(3)	(2)%
Portals	—	—	211	1%	(211)	(100)%

Total	$106,109	100%	$31,231	100%	$74,878	240%

The increase in net revenue for the three months ended April 30, 2003, as compared to the same period in the prior year, was the result of a 248% increase in net revenue within the eBusiness and Fulfillment segment, partially offset by decreased net revenues in the Enterprise Software and Services and Portals segments as a result of the divestiture and/or cessation of business operations within these segments.

The increase in net revenue within the eBusiness and Fulfillment segment was due to the net revenue contributions of SL Supply Chain Services International Corp. (SL Supply Chain) through which the Company acquired substantially all of the worldwide assets and operations of Software Logistics Corporation d/b/a iLogistix during the fourth quarter of fiscal year 2002. The increase in revenue resulting from the SL Supply Chain acquisition was partially offset by a decline in net revenue at SalesLink. Net revenue at SalesLink declined as compared to the same period in the prior year, primarily due to volume declines in supply chain management services. These declines are largely the result of the continued difficult economic climate for many of the major OEMs that comprise a large part of the revenue base for SalesLink. Sales to one customer comprised approximately 79% of eBusiness and Fulfillment segment revenue for the three months ended April 30, 2003.

Cost of Revenue:

	Three Months Ended April 30, 2003	As a % of Segment Net Revenue	Three Months Ended April 30, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$—	—	$55	12%	$(55)	(100)%
eBusiness and Fulfillment	98,582	93%	25,974	85%	72,608	280%
Managed Application Services	—	—	3	2%	(3)	(100)%
Portals	—	—	(41)	(19)%	41	100%

Total	$98,582	93%	$25,991	83%	$72,591	279%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. The increase in cost of revenue for the three months ended April 30, 2003, as compared to the same period in the prior year, was attributable to the cost of revenue of the SL Supply Chain business, which the Company acquired during the fourth quarter of fiscal year 2002. The increase in cost of revenue from the acquisition of the SL Supply Chain business was partially offset by reduced cost of revenue at SalesLink, due to volume declines in supply chain management services.

The Company’s cost of revenue as a percentage of net revenue increased to approximately 93% for the three months ended April 30, 2003 from approximately 83% in the same period of the prior fiscal year. The increase in cost of revenue for the three months ended April 30, 2003, compared to the same period of the prior year, is primarily the result of an 8% decrease in the gross margin percentages in the eBusiness and Fulfillment segment.

Cost of revenue as a percentage of net revenue within the eBusiness and Fulfillment segment increased to approximately 93% for the three months ended April 30, 2003 from approximately 85% in the same period of the prior fiscal year, as a result of lower gross margins at SalesLink as well as the gross margin impact of the SL Supply Chain business. The gross margins at SalesLink decreased primarily due to lower sales levels and reduced pricing of its services within the supply chain management and literature distribution businesses, respectively, and increased costs related to amortization associated with a new Enterprise Resource Planning (ERP) system.

Research and Development Expenses:

	Three Months Ended April 30, 2003	As a % of Segment Net Revenue	Three Months Ended April 30, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$—	—	$518	111%	$(518)	(100)%

Total	$—	—	$518	2%	$(518)	(100)%

Research and development expenses consist primarily of personnel and related costs to design, develop, enhance, test and deploy the Company’s products and services either prior to the development efforts reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. Research and development expenses during the three months ended April 30, 2003 decreased compared to the same period in the prior fiscal year primarily due to the sale of the Company’s ownership interests in Equilibrium during the first quarter of fiscal year 2003.

Selling Expenses:

	Three Months Ended April 30, 2003	As a % of Segment Net Revenue	Three Months Ended April 30, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$—	—	$1,152	246%	$(1,152)	(100)%
eBusiness and Fulfillment	987	1%	500	2%	487	97%
Portals	—	—	(97)	(46)%	97	100%
Other	79	—	157	—	(78)	(50)%

Total	$1,066	1%	$1,712	5%	$(646)	(38)%

Selling expenses consist primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, and travel costs. Selling expenses decreased during the three months ended April 30, 2003, as compared to the same period in the prior fiscal year, by approximately 38%. The decrease was primarily due to headcount reductions, lower sales commissions as a result of lower net revenue, reductions in marketing campaigns at the Company corporate headquarters, and the sale of the Company’s equity ownership interests in Equilibrium during the first quarter of fiscal 2003.

The decrease within the Enterprise Software and Services segment was primarily the result of the sale of the Company’s equity ownership interests in Equilibrium. The increase in selling expenses within the eBusiness and Fulfillment segment was primarily attributable to the Company’s acquisition of the SL Supply Chain business during the fourth quarter of fiscal year 2002. The acquisition resulted in increased personnel and marketing related costs within the eBusiness and Fulfillment segment.

Selling expense within the Other Segment consists primarily of headcount and other costs associated with the Company’s corporate marketing programs.

General and Administrative Expenses:

	Three Months Ended April 30, 2003	As a % of Segment Net Revenue	Three Months Ended April 30, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$—	—	$653	140%	$(653)	(100)%
eBusiness and Fulfillment	5,887	6%	4,058	13%	1,829	45%
Managed Application Services	(1)	(1)%	29	21%	(30)	(103)%
Portals	7	—	—	—	7	100%
Other	7,664	—	9,382	—	(1,718)	(18)%

Total	$13,557	13%	$14,122	45%	$(565)	(4)%

General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, bad debt expense, depreciation expense and fees for professional services. General and administrative expenses decreased by 4% during the three months ended April 30, 2003, as compared to the same period in the prior fiscal year. General and administrative expenses for the three months ended April 30, 2003 decreased primarily as a result of a reduction in headcount and related expenses at the Company’s corporate headquarters, and the sale of the Company’s equity interests in Equilibrium during the first quarter of fiscal 2003. The overall decrease in general and administrative expenses was partially offset by an increase in general and administrative expenses as a result of the Company’s acquisition of the SL Supply Chain business during the fourth quarter of fiscal year 2002.

The decrease in general and administrative expenses within the Enterprise Software and Services segment was primarily the result of the sale of the Company’s equity interests in Equilibrium. The increase in general and administrative expenses within the eBusiness and Fulfillment segment was primarily attributable to the Company’s acquisition of the SL Supply Chain business during the fourth quarter of fiscal year 2002.

The general and administrative expenses within the Other segment primarily reflect the cost of the Company’s directors and officers insurance, costs related to the Company’s corporate headquarters facility, and costs associated with maintaining certain of the Company’s information technology systems. General and administrative expenses also include certain corporate administrative functions such as legal, finance and business development, which are not fully allocated to the Company’s subsidiary companies, and administration costs related to the Company’s venture capital entities. General and administrative expenses decreased compared to the same period in the prior fiscal year, primarily as a result of restructuring initiatives at the Company’s corporate headquarters.

Amortization of Intangible Assets and Stock-Based Compensation:

	Three Months Ended April 30, 2003	As a % of Segment Net Revenue	Three Months Ended April 30, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$—	—	$1,148	245%	$(1,148)	(100)%
eBusiness and Fulfillment	—	—	548	2%	(548)	(100)%
Other	55	—	55	—	—	—

Total	$55	—	$1,751	6%	$(1,696)	(97)%

Amortization of intangible assets and stock-based compensation during the three months ended April 30, 2003 consisted primarily of amortization expense related to stock-based compensation. Amortization of intangible assets and stock-based compensation during the same period in the prior fiscal year consisted primarily of goodwill amortization expense related to acquisitions made by the Company during fiscal year 2000.

The overall decrease in amortization of intangible assets and stock-based compensation during the three months ended April 30, 2003, as compared to the same period in the prior fiscal year, was primarily the result of the Company’s adoption of SFAS Nos. 141 and 142 on August 1, 2002. In accordance with the provisions of these statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization expense within the Enterprise Software and Services segment during the quarter ended April 30, 2002 related to goodwill amortization for Equilibrium, which was subsequently sold during the first quarter of fiscal 2003. Amortization expense within the eBusiness and Fulfillment segment during the quarter ended April 30, 2002 related to goodwill amortization for SalesLink.

Impairment of Long-Lived Assets:

	Three Months Ended April 30, 2003	As a % of Segment Net Revenue	Three Months Ended April 30, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Managed Application Services	$285	211%	$—	—	$285	—
Portals	147	—	—	—	147	—

Total	$432	—	$—	—	$432	—

During the three months ended April 30, 2003, the Company recorded approximately $ 0.4 million in impairment charges related to the write-off of computer equipment and furniture and fixtures within the Managed Application Services and Portals segments.

Restructuring (adjustments), net:

	Three Months Ended April 30, 2003	As a % of Segment Net Revenue	Three Months Ended April 30, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$15,546	15%	$—	—	$15,546	—
Managed Application Services	—	—	(200)	(145)%	200	100%
Portals	296	—	444	210%	(148)	(33)%
Other	4,096	—	848	—	3,248	383%

Total	$19,938	19%	$1,092	3%	$18,846	1,726%

The Company’s restructuring initiatives during the three months ended April 30, 2003 and 2002, respectively, involved strategic decisions to exit certain businesses, reposition certain on-going businesses, and to reduce the Company’s corporate infrastructure costs. Restructuring charges consisted primarily of contract terminations, severance charges and facility and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries and at the Company’s corporate headquarters to increase operational efficiencies, improve margins and further reduce expenses. Severance charges included employee termination costs as a result of workforce reductions. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The Company also recorded charges related to operating leases with no future economic benefit to the Company as a result of the abandonment of unutilized facilities. The asset impairment charges primarily related to the write-off of property and equipment.

The Company may incur additional restructuring charges during the remainder of fiscal 2003 primarily related to facility and equipment lease obligations, and reductions in workforce.

The restructuring charges in the eBusiness and Fulfillment segment primarily related to restructuring initiatives at the Company’s wholly-owned subsidiary, SalesLink, which recorded charges of approximately $15.5 million, including non-cash charges of $7.8 million, during the period as a result of the implementation of a restructuring plan designed to reduce overhead costs in response to continued weak demand for U.S. based supply chain management services. The restructuring charges related primarily to an unoccupied facility in Newark, California, vacant partitioned space in SalesLink’s Memphis facility, unutilized fixed assets in these facilities, and a work force reduction of 120 employees.

The restructuring charge incurred in the Other segment for the three months ended April 30, 2003 primarily relates to charges incurred at the Company’s corporate headquarters for contract terminations related to costs to exit facility and equipment leases, and severance charges related to employee termination costs as a result of workforce reductions.

During the three months ended April 30, 2002, the restructuring benefit in the Managed Application Services segment primarily related to a recovery of previously recorded restructuring charges at 1stUp. The restructuring benefit recorded related to the settlement by 1stUp of customer and vendor contracts for amounts less than originally estimated. The restructuring charge in the Portals segment related to equipment and facility lease obligations as well as workforce reductions. The restructuring charge in the Other segment primarily related to charges of approximately $0.8 million for the write-off of property and equipment.

Other Income/Expense:

Interest income decreased $1.0 million to $0.7 million for the three months ended April 30, 2003 from $1.7 million for the same period in fiscal year 2002, reflecting decreased interest income associated with lower average cash and cash equivalent balances, and lower interest rates in the third quarter of fiscal year 2003, as compared to the same period in the prior fiscal year.

Interest expense totaled $0.4 million for the three months ended April 30, 2003 as compared to $1.7 million for the same period in fiscal year 2002. Interest expense for the three months ended April 30, 2003 primarily relates to interest expense on the Company’s stadium obligation, in connection with the Company’s amended sponsorship arrangement with the New England Patriots. For the three months ended April 30, 2002, the interest expense of $1.7 million consisted of interest expense on the obligation to the former holders of the Series C Preferred Stock (the “Holders”) of approximately $4.4 million, which was partially offset by a fair market value adjustment of $2.9 million related to the Company’s PCCW stock holdings. In connection with the repurchase of the outstanding shares of its Series C Preferred Stock in November 2001, the Company incurred an obligation to deliver approximately 448.3 million shares of its PCCW stock holdings to the Holders no later than December 2, 2002. During the three months ended January 31, 2003, the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW to the Holders. Prior to the satisfaction of the obligation to deliver the shares, the Company had accounted for the 448.3 million shares of PCCW stock as a trading security and the liability related to the obligation to deliver the PCCW stock as a current note payable, both of which were carried at market value. Changes in the fair value of the PCCW stock and the note payable have been recorded in the condensed consolidated statements of operations as Other losses, net and as adjustments to interest expense, respectively. The fair market value adjustment of the note payable through April 30, 2002 resulted in a $2.9 million decrease to interest expense, offset by a loss of $2.9 million on the fair value adjustment of the trading security, which was included in Other losses, net.

Other losses, net totaled $(11.6) million for the three months ended April 30, 2003 as compared to $(8.0) million in the same period of the prior fiscal year. Other losses, net, for the three months ended April 30, 2003 primarily consisted of an $(11.9) million loss on impairment of certain investments in affiliates. During the three months ended April 30, 2002, Other losses, net included a $(2.9) million loss on the mark-to-market adjustment for a trading security, and a $(6.4) million loss on impairment of investments in affiliates.

Equity in losses of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating losses and amortization of the Company’s net excess investment over its equity in each affiliate’s net assets is included in equity in losses of affiliates. Equity in losses of affiliates decreased by $1.0 million to $1.0 million for the three months ended April 30, 2003, from $2.0 million for the same period in fiscal year 2002, primarily as a result of a decreased number of investments accounted for under the equity method as compared to the same period in the prior fiscal year. The Company expects its affiliate companies to continue to invest in the development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Minority interest of $0.1 million for the three months ended April 30, 2003 related to the Company’s wholly-owned subsidiary, SL Supply Chain.

Income Tax:

Income tax recorded for the three months ended April 30, 2003 was $1.1 million. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. Income tax expense in the third quarter of fiscal year 2003 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax income (loss), primarily as a result of non-deductible intangible asset and stock-based compensation amortization and valuation allowances recognized on deferred tax assets. The income tax expense recorded includes a provision for foreign taxes associated with the Company’s operations outside of the United States.

Results of Operations

Nine months ended April 30, 2003 compared to the nine months ended April 30, 2002

Net Revenue:

	Nine Months Ended April 30, 2003	As a % of Total Net Revenue	Nine Months Ended April 30, 2002	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$227	—	$1,172	1%	$(945)	(81)%
eBusiness and Fulfillment	338,334	100%	106,092	89%	232,242	219%
Managed Application Services	544	—	5,953	5%	(5,409)	(91)%
Portals	—	—	6,536	5%	(6,536)	(100)%

Total	$339,105	100%	$119,753	100%	$219,352	183%

The increase in net revenue for the nine months ended April 30, 2003, as compared to the same period in the prior year, was the result of a 219% increase in net revenue within the eBusiness and Fulfillment segment, partially offset by decreased net revenues in the Enterprise Software and Services, Managed Application Services and Portals segments, which was the result of the divestiture and/or cessation of business operations within these segments.

The increase in net revenue within the eBusiness and Fulfillment segment was due to the net revenue contributions of SL Supply Chain Services International Corp. (SL Supply Chain), through which the Company acquired substantially all of the worldwide assets and operations of Software Logistics Corporation d/b/a iLogistix during the fourth quarter of fiscal year 2002. The increase in revenue resulting from the SL Supply Chain acquisition was partially offset by a decline in net revenue at SalesLink. Net revenue at SalesLink declined as compared to the same period in the prior year, primarily due to volume declines in supply chain management services. These declines are largely the result of the continued difficult economic climate for many of the major OEMs that comprise a large part of the revenue base for SalesLink. Sales to one customer comprised approximately 76% of eBusiness and Fulfillment segment revenue for the nine months ended April 30, 2003.

The decrease in net revenue within the Enterprise Software and Services segment was the result of the Company’s sale during the first quarter of fiscal 2003 of all its equity ownership interests in Equilibrium. The decrease in net revenue within the Managed Application Services segment was primarily due to the cessation of operations of NaviPath. The decrease in net revenue within the Portals segment was due to the cessation of operations of MyWay during fiscal year 2002.

Cost of Revenue:

	Nine Months Ended April 30, 2003	As a % of Segment Net Revenue	Nine Months Ended April 30, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$15	7%	$162	14%	$(147)	(91)%
eBusiness and Fulfillment	313,479	93%	91,305	86%	222,174	243%
Managed Application Services	—	—	15,567	261%	(15,567)	(100)%
Portals	—	—	3,944	60%	(3,944)	(100)%

Total	$313,494	92%	$110,978	93%	$202,516	182%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. The increase in cost of revenue for the nine months ended April 30, 2003, as compared to the same period in the prior year, was attributable to the cost of revenue of the SL Supply Chain business, which the Company acquired during the fourth quarter of fiscal year 2002. The increase in cost of revenue from the SL Supply Chain acquisition was partially offset by reduced cost of revenue at SalesLink due to volume declines in supply chain management services, and decreased cost of revenue as a result the Company’s restructuring efforts, which included the sale or cessation of operations of several companies, and actions taken to increase operational efficiencies, improve margins and further reduce expenses.

The Company’s cost of revenue as a percentage of net revenue decreased to approximately 92% for the nine months ended April 30, 2003 from approximately 93% in the same period in the prior fiscal year.

Cost of revenue as a percentage of net revenue within the eBusiness and Fulfillment segment increased to approximately 93% for the nine months ended April 30, 2003 from approximately 86% in the same period of the prior fiscal year as a result of lower gross margins at SalesLink, as well as the gross margin impact of the SL Supply Chain business, which the Company acquired during the fourth quarter of fiscal year 2002. During the nine months ended April 30, 2003, the Company settled a royalty dispute for an amount less than originally estimated, which partially offset the increase in cost of revenue within the eBusiness and Fulfillment segment by approximately $1.0 million. The gross margins at SalesLink decreased primarily due to lower sales levels and reduced pricing of its services within the supply chain management and literature distribution businesses, respectively, and increased costs related to amortization associated with a new Enterprise Resource Planning (ERP) system.

The decrease in cost of revenue within the Managed Application Services segment was due to the cessation of operations of NaviPath, and the sale of Activate in the first quarter of fiscal year 2002. The decrease in cost of revenue within the Portals segment was due to the cessation of operations of MyWay during fiscal year 2002.

Research and Development Expenses:

	Nine Months Ended April 30, 2003	As a % of Segment Net Revenue	Nine Months Ended April 30, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$332	146%	$2,068	176%	$(1,736)	(84)%
Managed Application Services	22	4%	507	9%	(485)	(96)%
Portals	—	—	1,694	26%	(1,694)	(100)%

Total	$354	—	$4,269	4%	$(3,915)	(92)%

Research and development expenses consist primarily of personnel and related costs to design, develop, enhance, test and deploy the Company’s products and services either prior to the development efforts reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. Research and development expenses for the nine months ended April 30, 2003 decreased 92% as compared to the same period during the prior year. The decrease in research and development expenses within the Enterprise Software and Services segment during the nine months ended April 30, 2003, as compared to the same period in the prior fiscal year, was primarily the result of the sale of Equilibrium during the first quarter of fiscal 2003. The decrease in research and development expense within the Portals segment was due to the cessation of operations of MyWay.

Selling Expenses:

	Nine Months Ended April 30, 2003	As a % of Segment Net Revenue	Nine Months Ended April 30, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$464	204%	$3,741	319%	$(3,277)	(88)%
eBusiness and Fulfillment	2,916	1%	1,645	2%	1,271	77%
Managed Application Services	—	—	1,128	19%	(1,128)	(100)%
Portals	—	—	740	11%	(740)	(100)%
Other	1,966	—	1,355	—	611	45%

Total	$5,346	2%	$8,609	7%	$(3,263)	(38)%

Selling expenses consist primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, and travel costs. Selling expenses decreased during the nine months ended April 30, 2003, as compared to the same period in the prior fiscal year by approximately 38%. The decrease was primarily due to the cessation of operations at NaviPath and MyWay, the sale of Activate in fiscal 2002, and the sale of the Company’s equity ownership interests in Equilibrium during the first quarter of fiscal 2003.

The decrease within the Enterprise Software and Services segment was primarily the result of the sale of the Company’s equity ownership interests in Equilibrium. The increase in selling expenses within the eBusiness and Fulfillment segment was primarily attributable to the Company’s acquisition of the SL Supply Chain business during the fourth quarter of fiscal year 2002. The acquisition resulted in increased headcount and personnel-related costs within the eBusiness and Fulfillment segment. The decrease in selling expenses within the Managed Application Services segment was the result of the cessation of operations of

NaviPath and the sale of Activate. The decrease in selling expense within the Portals segment was the result of the cessation of operations of MyWay.

Selling expense within the Other segment was primarily related to the Company’s amended sponsorship arrangement with the New England Patriots, under which the Company receives certain limited marketing rights in exchange for a series of payments of $1.6 million per year beginning in January 2003 and ending in July 2015. During the nine months ended April 30, 2003, approximately $1.4 million of costs were included in selling expenses with respect to this arrangement. The remaining $0.5 million represents headcount and other costs associated with the Company’s corporate marketing programs.

General and Administrative Expenses:

	Nine Months Ended April 30, 2003	As a % of Segment Net Revenue	Nine Months Ended April 30, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$382	168%	$2,359	201%	$(1,977)	(84)%
eBusiness and Fulfillment	19,378	6%	13,115	12%	6,263	48%
Managed Application Services	(38)	(7)%	4,075	68%	(4,113)	(101)%
Portals	(956)	—	1,188	18%	(2,144)	(180)%
Other	29,807	—	29,976	—	(169)	(1)%

Total	$48,573	14%	$50,713	42%	$(2,140)	(4)%

General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, bad debt expense, depreciation expense and fees for professional services. General and administrative expenses decreased by 4% for the nine months ended April 30, 2003, as compared to the same period in the prior fiscal year. General and administrative expenses for the nine months ended April 30, 2003 decreased as compared to the same period of the prior year primarily as a result of the sale of Activate in fiscal 2002, the sale of the Company’s equity interests in Equilibrium during the first quarter of fiscal 2003, and the cessation of operations of NaviPath and MyWay. The overall decrease in general and administrative expenses was partially offset by an increase in general and administrative expenses as a result of the Company’s acquisition of the SL Supply Chain business during the fourth quarter of fiscal year 2002.

The decrease in general and administrative expenses within the Enterprise Software and Services segment was primarily the result of the Company’s sale its equity interests in Equilibrium. The increase in general and administrative expenses within the eBusiness and Fulfillment segment was primarily attributable to the Company’s acquisition of the SL Supply Chain business during the fourth quarter of fiscal year 2002.

The decrease in general and administrative expenses in the Managed Application Services segment was due to the cessation of operations at NaviPath and the sale of Activate. The decrease in the general and administrative expenses within the Portals segment was the result of the cessation of operations of MyWay. The Company’s Portal segment results for the nine months ended April 30, 2003 include the impact of a $1.0 million benefit in general and administrative expenses due to the settlement of certain contractual obligations of MyWay at amounts less than originally anticipated.

The general and administrative expenses within the Other segment primarily reflect the cost of the Company’s directors and officers insurance, costs related to the Company’s corporate headquarters facility, and costs associated with maintaining certain of the Company’s information technology systems. General and administrative expenses also include certain corporate administrative functions such as legal, finance and business development, which are not fully allocated to the Company’s subsidiary companies, and administration costs related to the Company’s venture capital entities. General and administrative expenses during the nine months ended April 30, 2003 approximated those of the same period in the prior fiscal year, primarily as a result of a charge of $5.2 million that was recorded during the nine months ended April 30, 2003 for an executory contract for leased office space for which no future economic benefit is expected.

Amortization of Intangible Assets and Stock-Based Compensation:

	Nine Months Ended April 30, 2003	As a % of Segment Net Revenue	Nine Months Ended April 30, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$—	—	$3,444	294%	$(3,444)	(100)%
eBusiness and Fulfillment	—	—	1,644	2%	(1,644)	(100)%
Other	164	—	164	—	—	—

Total	$164	—	$5,252	4%	$(5,088)	(97)%

Amortization of intangible assets and stock-based compensation during the nine months ended April 30, 2003 consisted primarily of amortization expense related to stock-based compensation. Amortization of intangible assets and stock-based compensation during the same period in the prior fiscal year consisted primarily of goodwill amortization expense related to acquisitions made by the Company during fiscal year 2000. Included within amortization of intangible assets and stock-based compensation expenses was approximately $ 0.1 million of stock-based compensation for each of the nine months ended April 30, 2003 and April 30, 2002, respectively.

The decrease in amortization of intangible assets and stock-based compensation within the Enterprise Software and Services segment during the nine months ended April 30, 2003, as compared to the same period in the prior fiscal year, was primarily the result of the adoption of SFAS Nos. 141 and 142. In accordance with the provisions of these statements as of August 1, 2002, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. As a result of adoption of SFAS Nos. 141 and 142, during the nine months ended April 30, 2003 there was no amortization of intangible assets with indefinite lives. Amortization of intangible assets during the same period in the prior fiscal year related to goodwill amortization for Equilibrium, which was sold during the first quarter of fiscal 2003. Amortization of intangible assets within the eBusiness and Fulfillment segment in the prior fiscal year related to goodwill amortization for SalesLink.

Impairment of Long-Lived Assets:

	Nine Months Ended April 30, 2003	As a % of Segment Net Revenue	Nine Months Ended April 30, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Managed Application Services	$309	57%	$—	—	$309	—
Portals	147	—	—		147	—
Other	—	—	2,328	—	(2,328)	(100)%

Total	$456	—	$2,328	2%	$(1,872)	(80)%

During the nine months ended April 30, 2003, the Company recorded approximately $ 0.5 million in impairment charges related to the write-off of computer equipment and furniture and fixtures. During the nine months ended April 30, 2002, the Company recorded impairment charges totaling approximately $2.3 million related to the write-off of capitalized software development costs, computer equipment, and furniture and fixtures at the Company’s corporate headquarters.

Restructuring (adjustments), net:

	Nine Months Ended April 30, 2003	As a % of Segment Net Revenue	Nine Months Ended April 30, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$15,546	5%	$—	—	$15,546	—
Managed Application Services	—	—	(17,665)	(297)%	17,665	100%
Portals	390	—	5,361	82%	(4,971)	(93)%
Other	13,208	—	5,534	—	7,674	139%

Total	$29,144	9%	$(6,770)	(6)%	$35,914	530%

The Company’s restructuring initiatives during the nine months ended April 30, 2003 and 2002, respectively, involved strategic decisions to exit certain businesses and to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contract terminations, severance charges and facility and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries to increase operational efficiencies, improve margins, and further reduce expenses. Severance charges included employee termination costs as a result of workforce reductions. Employees affected by the restructurings were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The Company also recorded charges related to operating leases with no future economic benefit to the Company as a result of the abandonment of unutilized facilities. The asset impairment charges primarily related to the write-off of property and equipment.

The Company may incur additional restructuring charges during the remainder of fiscal 2003 primarily related to facility and equipment lease obligations, and reductions in workforce.

During the nine months ended April 30, 2003, the restructuring charges in the eBusiness and Fulfillment segment primarily related to restructuring initiatives at the Company’s wholly-owned subsidiary, SalesLink, which recorded charges of approximately $15.5 million, including non-cash charges of $7.8 million, during the period. These charges were the result of the implementation of a restructuring plan designed to reduce overhead costs in response to continued weak demand for U.S. based supply chain management services. The restructuring charges related primarily to an unoccupied facility in Newark, California, vacant partitioned space in SalesLink’s Memphis facility, unutilized fixed assets in these facilities, and a work force reduction of 120 employees.

During the nine months ended April 30, 2003, the restructuring charges in the Portals segment related to residual costs associated with the cessation of operations of MyWay and iCast. The restructuring charge incurred in the Other segment primarily relates to charges incurred at the Company’s corporate headquarters for contract terminations and costs to exit facility and equipment leases, the realization through operations of the cumulative foreign currency translation adjustment as a result of the completion of the liquidation and wind-down of the Company’s European subsidiary, and asset impairment charges related to the write-off of capitalized software and equipment.

During the nine months ended April 30, 2002, the restructuring benefit in the Managed Application Services segment primarily related to charges of approximately $0.3 million recorded by Activate and 1stUp, offset by a net reversal of approximately $18.0 million of previously recorded restructuring charges at NaviPath. The $0.3 million of restructuring charges recorded by Activate and 1stUp during the nine months ended April 30, 2002 primarily related to severance costs and legal and other professional fees incurred in connection with the cessation of their respective operations. The restructuring benefit recorded by NaviPath related to the settlement by NaviPath of certain contractual purchase commitments, breakage fees and service contracts for amounts less than originally estimated.

During the nine months ended April 30, 2002, the restructuring charges in the Portals segment related to residual costs associated with charges at MyWay for the write-off of property and equipment, and the termination of customer and vendor contracts during the first quarter of fiscal 2002. The restructuring charge in the Other segment primarily related to charges for the write-off of property and equipment and costs incurred to exit facility leases in Europe, and severance costs related to the termination of employees at the Company’s corporate headquarters.

Other Income/Expense:

Interest income decreased $7.4 million to $2.7 million for the nine months ended April 30, 2003 from $10.1 million for the same period in fiscal year 2002, reflecting decreased interest income associated with lower average cash and cash equivalent balances and lower interest rates in the first nine months of fiscal year 2003, as compared to the same period in the prior fiscal year.

Interest (expense) recovery totaled $0.7 million for the nine months ended April 30, 2003 as compared to a net recovery of $5.4 million for the same period in fiscal year 2002. The net recovery during the nine months ended April 30, 2003, consisted of a fair market value adjustment of approximately $6.3 million related to the Company’s PCCW stock holdings, interest expense related to the Company’s stadium obligation of $0.7 million, and interest expense related to the obligation to the former holders of the Series C Preferred Stock of $4.3 million. The net recovery during the nine months ended April 30, 2002, primarily included a fair market value adjustment of approximately $19.5 million related to the Company’s PCCW stock holdings, interest expense related to the obligation to the former holders of the Series C Preferred Stock of $7.4 million, and interest expense of approximately $6.2 million related to the Company’s note payable to HP.

In connection with the repurchase of the outstanding shares of its Series C Preferred Stock in November 2001, the Company incurred an obligation to deliver approximately 448.3 million shares of its PCCW stock holdings to the Holders no later than December 2, 2002. On December 2, 2002 the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW stock to the Holders. Prior to the satisfaction of the obligation to the deliver the shares, the Company had accounted for the 448.3 million shares of PCCW stock as a trading security and the liability related to the obligation to deliver the PCCW stock as a current note payable, both of which were carried at market value. Changes in the fair value of the PCCW stock and the note payable have been recorded in the condensed consolidated statements of operations as Other losses, net and as adjustments to interest expense, respectively.

Other losses, net totaled $(45.7) million for the nine months ended April 30, 2003 as compared to $(33.9) million for the same period in the prior fiscal year. Other losses, net for the nine months ended April 30, 2003 primarily consisted of a pre-tax loss of approximately $(26.0) million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates, a pre-tax loss of approximately $(14.1) million from the divestiture of the Company’s debt and equity interests in Signatures SNI, Inc, a pre-tax loss of approximately $(6.3) million related to impairment charges for other-than-temporary declines in the carrying value of marketable securities, a pre-tax loss of approximately $(3.5) million on the Company’s sale of its majority-owned subsidiary Equilibrium, offset by a pre-tax gain of approximately $7.4 million related to the acquisition of Vicinity by Microsoft. Other losses, net of $(33.9) million for the nine months ended April 30, 2002 primarily consisted of a pre-tax loss of $(31.8) million on the sale of certain marketable securities, a $(20.7) million loss from the sale of the Company’s Activate subsidiary, a pre-tax loss of approximately $(33.4) million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates, a pre-tax loss of approximately $(2.2) million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in marketable securities, offset by a pre-tax gain of approximately $53.9 million on the arrangement that hedged the Company’s investment in Yahoo! common stock which was settled during the nine months ended April 30, 2002.

Equity in losses of affiliates, net resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating losses and amortization of the Company’s net excess investment over its equity in each affiliate’s net assets is included in equity in losses of affiliates. Equity in losses of affiliates decreased $13.5 million to $1.9 million for the nine months ended April 30, 2003, from $15.4 million for the same period in fiscal year 2002, primarily as a result of a decreased number of investments accounted for under the equity method as compared to the same period in the prior fiscal year. The Company expects its affiliate companies to continue to invest in the development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Minority interest of $0.3 million for the nine months ended April 30, 2003 related to the Company’s wholly-owned subsidiary, SL Supply Chain.

Income Tax:

Income tax expense recorded for the nine months ended April 30, 2003 was $2.7 million. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. Income tax expense for the nine months ended April 30, 2003 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax income (loss), primarily as a result of non-deductible intangible asset and stock-based compensation amortization and valuation allowances recognized on deferred tax assets. The income tax recorded includes a provision for foreign taxes associated with the Company’s operations outside of the United States.

Discontinued Operations:

On September 9, 2002, the Company sold all of its equity and debt ownership interests in Engage. On September 11, 2002, the Company sold all its equity and debt ownership interests in NaviSite. On February 28, 2003, InfoUSA acquired Yesmail in a cash merger. On March 7, 2003, the Company sold all of its equity interests in Tallan. On April 25, 2003 and April 2, 2003, respectively, AltaVista and uBid sold substantially all of their assets and business operations. During the three months ended April 30, 2003, ProvisionSoft, a majority-owned operating company of CMGI, ceased operations. As a result, each of these entities has been reported as discontinued operations for all periods presented. The loss from discontinued operations for the nine months ended April 30, 2003 included a $16.6 million loss on the Company’s sale of its equity and debt interests in Engage, a $2.3 million gain on the Company’s sale of its equity and debt interests in NaviSite, a $97.6 million gain by AltaVista on its sale of its assets and business operations, a $1.6 million gain on the Company’s sale of its equity interests in Yesmail, the write-off of approximately $35.6 million of minority interest in ProvisionSoft, and $2.8 million of loss adjustments related to the Company’s January 31, 2003 “held for sale” loss estimates for uBid and Tallan.

Liquidity and Capital Resources

Working capital at April 30, 2003 decreased to approximately $173.1 million compared to $203.9 million at July 31, 2002. At April 30, 2003, working capital included approximately $1.9 million of working capital attributable to discontinued operations compared to $45.8 million at July 31, 2002. The Company’s principal sources of capital during the nine months ended April 30, 2003 included primarily $106.6 million of proceeds received from AltaVista’s sale of its assets and business operations, $7.1 million of proceeds from the Company’s sale of its equity interests in Tallan, $5.0 million of proceeds from the Company’s sale of its equity interests in Yesmail, $15.4 million of proceeds related to the acquisition of Vicinity by Microsoft, and $8.0 million of proceeds that the Company received from the sale of its equity and debt interests in Signatures. The Company’s principal uses of capital during the nine months ended April 30, 2003 were for funding continuing operations, including approximately $21.0 million of cash used for restructuring payments, primarily for contractual obligations and employee related expenses, and certain discontinued operations through their respective disposal dates.

The Company believes that existing working capital and the availability of marketable securities, which could be sold or posted as collateral for cash loans, will be sufficient to fund its operations, investments and capital expenditures for at least the next twelve months. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through the sale of certain subsidiaries, through offerings of the Company’s or its subsidiaries’ stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Contractual Obligations

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through June 2015. The Company’s SalesLink subsidiary has a long-term debt arrangement with a bank. Effective April 30, 2003, the termination date of SalesLink’s loan agreement was amended to be June 30, 2004. Future minimum payments as of April 30, 2003 are as follows:

Contractual Obligations	Total	Less than 1 year	1–3 years	4 –5 years	After 5 years
	(in thousands)
Operating leases	$78,903	$16,899	$25,171	$22,002	$14,831
Stadium obligations	19,200	1,600	3,200	3,200	11,200
Other contractual obligations	8,851	741	6,758	378	974

Total	$106,954	$19,240	$35,129	$25,580	$27,005

Total future minimum lease payments have been reduced by future minimum sub-lease rentals of approximately $4.0 million.

Total rent and equipment lease expense charged to continuing operations was approximately $3.8 million for the nine months ended April 30, 2003.

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

From time to time the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. As of April 30, 2003, the Company had outstanding guarantees of subsidiary indebtedness totaling approximately $14.8 million.

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

•	Revenue recognition

•	Excess and obsolete inventory

•	Restructuring expenses

•	Accounting for the allowance for doubtful accounts and sales returns

•	Loss contingencies

•	Accounting for impairment of long-lived assets, goodwill and other intangible assets

Revenue Recognition. The Company derives its revenue primarily from the sale of product and literature fulfillment services, supply chain management services, and other services. Revenues are recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions the Company applies the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition.” The Company also applies the provisions of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company records all shipping and handling fees billed to customers as revenue, and related costs as cost of sales, when incurred.

Revenue from sales of software is recognized in accordance with AICPA Statement of Position (SOP) 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Revenue from software product licenses are generally recognized when (i) a signed non-cancelable software license exists, (ii) delivery has occurred, (iii) the Company’s fee is fixed or determinable, and (iv) collection is probable.

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

Restructuring Expenses. For restructuring plans implemented prior to December 31, 2002, the Company assessed the need to record restructuring charges in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The Company also applies EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and Staff Accounting Bulletin (SAB) No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. The Company records liabilities that primarily include the estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations, bandwidth agreements and other service contracts. These estimates are based on the remaining amounts due under various contractual agreements, adjusted for any anticipated contract cancellation penalty fees or any anticipated or unanticipated event or changes in circumstances that would reduce these obligations. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. The provisions of this Statement are applied by the Company to exit or disposal activities that are initiated after December 31, 2002.

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

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets. Through July 31, 2002, the Company recorded impairment charges as a result of management’s ongoing business review and impairment analysis performed under its policy regarding impairment, utilizing the guidance in SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS No. 121). Where impairment indicators were identified, management evaluated whether the projected undiscounted cash flows were sufficient to cover the particular long-lived asset being reviewed. If the undiscounted cash flows were insufficient, management then determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. On August 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. SFAS No. 144 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group exceeds its fair value. When events or changes in circumstances dictate an impairment review of a long-lived asset or group, the Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures any impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management predominantly uses third party valuation reports in its determination of fair value.

On August 1, 2002, the Company adopted SFAS No. 142 . SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives.

Under the provisions of SFAS No. 142, the Company is required to perform transitional goodwill impairment tests as of August 1, 2002 within the first six months of adopting the standard. The Company completed the transitional goodwill impairment tests during the fiscal quarter ended January 31, 2003 and concluded that goodwill was not impaired. In order to complete the transitional goodwill impairment tests as required by SFAS No. 142, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company determined the fair value of each reporting unit and compared it to the reporting unit’s carrying amount.

In accordance with the provisions of SFAS No. 142, the Company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Based on the provisions of the standard, the Company has determined that it has one reporting unit for purposes of goodwill impairment testing. Additionally, the Company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year.

Factors That May Affect Future Results

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. CMGI does not undertake any obligation to update forward-looking statements. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to, the following:

CMGI may not be profitable in the future.

During the three and nine months ended April 30, 2003, CMGI had operating losses of approximately $27.5 million and $58.4 million, respectively. CMGI anticipates that it will continue to incur significant operating expenses in the future, including significant costs of revenue, selling, general and administrative and impairment and restructuring expenses. CMGI also has significant commitments and contingencies, including with respect to real estate, machinery and equipment leases, continuing stadium sponsorship obligations, and guarantees entered into by CMGI on behalf of itself and current and former operating companies. As a result, CMGI expects to continue to incur significant operating expenses and can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. At April 30, 2003, CMGI had consolidated cash, cash equivalents and marketable securities balance of approximately

$250.9 million. If CMGI is unable to reach and sustain profitability, it risks depleting its working capital balances and its business will be materially adversely affected.

CMGI derives substantially all of its revenue from a small number of customers and the loss of any of those customers could significantly damage CMGI’s business.

A limited number of customers account for substantially all of CMGI’s consolidated net revenue and the loss of any one or more of these customers would cause its revenue to decline below expectations. One customer, Hewlett-Packard, accounted for approximately 78% and 76% for the three and nine months ended April 30, 2003, respectively. On July 11, 2002, CMGI acquired the assets of iLogistix, through its wholly-owned subsidiary, SL Supply Chain. Nearly all of the revenues of SL Supply Chain are accounted for by sales to Hewlett-Packard and Microsoft. Similarly, nearly all of the revenues of SalesLink are accounted for by sales to a limited number of customers. CMGI currently does not have any agreements which obligate any customer to buy a minimum amount of products or services from CMGI or any subsidiary, or to designate CMGI or any subsidiary as its sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard or Microsoft, or any other key customer, would have a material adverse effect on CMGI. CMGI believes that it will continue to derive the vast majority of its operating revenue from sales to a small number of customers. There can be no assurance that CMGI’s revenue from key customers will not decline in future periods.

In addition, SL Supply Chain has been designated as an Authorized Replicator (AR) for Microsoft under an agreement renewable on an annual basis. Such designation provides SL Supply Chain with a license to replicate Microsoft software products and documentation for customers who want to bundle licensed software with their hardware products. A failure to maintain AR status could result in reduced business and revenues for SL Supply Chain.

CMGI may have problems raising money it needs in the future.

CMGI from time to time seeks opportunities to provide capital to support CMGI’s growth through the selective sale of investments or minority or majority interests in subsidiaries or affiliates to outside investors. In recent years, CMGI has generally financed its operations with proceeds from selling shares of stock of companies in which CMGI had invested directly or through its venture capital affiliates. The aggregate holdings and market value of the shares of stock held by CMGI has declined, significantly over the past three years, due to market conditions and continued sales. At April 30, 2003, on a consolidated basis, CMGI held approximately $43.0 million in available-for-sale securities, including $41.2 million in shares of Overture common stock held by AltaVista. Market and other conditions largely beyond CMGI’s control may affect its ability to engage in future sales of such securities, the timing of any such sales, and the amount of proceeds there from. Even if CMGI is able to sell any such securities in the future, CMGI may not be able to sell at favorable prices or on favorable terms. In addition, this funding source may not be sufficient in the future, and CMGI may need to obtain funding from outside sources. However, CMGI may not be able to obtain funding from outside sources. In addition, even if CMGI finds outside funding sources, CMGI may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of CMGI’s common stock. CMGI may also be required to take other actions, which may lessen the value of its common stock or dilute its common stockholders, including borrowing money on terms that are not favorable to CMGI or issuing additional shares of common stock. If CMGI experiences difficulties raising money in the future, its business will be materially adversely affected.

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

A large portion of CMGI’s supply chain management revenue comes from customers in the technology sector which is intensely competitive and highly volatile. Declines in the overall performance of the technology sector have in the past and could in the future adversely affect the demand for supply chain management services and reduce CMGI’s revenues from such customers.

A failure to meet customer expectations could result in lost revenues, increased expenses and negative publicity.

CMGI’s supply chain management customers face significant uncertainties in forecasting the demand for their products, and limitations on the size of its facilities, number of personnel and availability of materials could make it difficult for it to meet customers’ unforecasted demand for additional production. Any failure to meet customers’ specifications, capacity requirements or expectations, could result in:

•	delayed or lost revenue due to adverse customer reaction;

•	requirements to provide additional services to a customer at no charge;

•	negative publicity about CMGI, its operating companies and their services, which could adversely affect their ability to attract or retain customers; and

•	claims for substantial damages against CMGI or its operating companies, regardless of their responsibility for such failure, which may not be covered by their insurance policies and which may not be limited by contractual terms of their engagement.

If CMGI is not able to establish customer sites where requested, or if it fails to retain key customers at established sites, customer relationships, revenue and expenses could be seriously harmed.

CMGI’s supply chain management customers have, at times, requested that it add capacity or open a facility in locations near their sites. If CMGI or its operating companies elect not to add required capacity at sites near existing customers or establish sites near existing or potential customers, customers may decide to seek alternate service providers. In addition, if CMGI or its operating companies lose a significant customer of a particular site or open a site with the expectation of business that does not materialize, operations at that site could become uneconomical or significantly less efficient. Any of these events could have a material adverse effect on the business, expenses and revenues of CMGI or its operating companies.

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

CMGI’s performance is substantially dependent on the performance of its executive officers and other key employees, as well as management of its operating companies. The familiarity of these individuals with technology-related industries makes them especially critical to CMGI’s success. In addition, CMGI’s success is dependent on its ability to attract, train, retain and motivate high quality personnel, especially for its operating companies’ management teams. The loss of the services of any of CMGI’s executive officers or key employees may harm its business. CMGI’s success also depends on its continuing ability to attract, train, retain and motivate other highly qualified technical and managerial personnel. Competition for such personnel is intense.

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

CMGI’s operating results have fluctuated widely on a quarterly basis during the last several years, and it expects to experience significant fluctuations in future quarterly operating results. Many factors, some of which are beyond CMGI’s control, have contributed to these quarterly fluctuations in the past and may continue to do so. Such factors include:

•	demand for its products and services;

•	timing of new product introductions or software releases by its customers or their competitors;

•	payment of costs associated with its acquisitions, sales of assets and investments;

•	timing of sales of assets and marketable securities;

•	market acceptance of new products and services;

•	seasonality;

•	temporary shortages in supply from vendors;

•	charges for impairment of long-lived assets in future periods;

•	potential restructuring charges in connection with CMGI’s continuing restructuring efforts;

•	political instability or natural disasters in the countries in which it operates;

•	specific economic conditions in the industries in which CMGI competes; and

•	general economic conditions.

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

The market price of CMGI’s common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations, which have particularly impacted the market prices of equity securities of many companies providing technology-related products and services. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may adversely affect the market price of CMGI’s common stock. In addition, should the market price of CMGI’s common stock be below $1.00 per share for an extended period, it risks Nasdaq delisting, which would have an adverse effect on CMGI’s business. In order to maintain compliance with Nasdaq listing standards, CMGI may consider several strategies, including without limitation a reverse stock split.

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

The markets for the products and services of CMGI’s operating companies are highly competitive and often lack significant barriers to entry, enabling new businesses to enter these markets relatively easily. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with the products and services of CMGI’s operating companies. The market for supply chain management products and services is very competitive, and the intensity of the competition is expected to continue to increase. Any failure to maintain and enhance the competitive position of CMGI’s supply chain management operating companies will limit its ability to maintain and increase market share, which would result in serious harm to CMGI’s business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. In addition, many of the current and potential competitors of CMGI’s operating companies have greater financial, technical, operational and marketing resources than those of CMGI’s operating companies. CMGI’s operating companies may not be able to compete successfully against these competitors. Competitive pressures may also force prices for supply chain management products and services down and such price reductions may reduce CMGI’s revenues.

To succeed, CMGI’s operating companies must respond to the rapid changes in the technology sector.

The markets for the technology-related products and services of CMGI’s operating companies are characterized by:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company’s available-for-sale securities at April 30, 2003 primarily consisted of investments in companies in the Internet and technology industries which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the equity component of the Company’s available-for-sale securities portfolio as of April 30, 2003, would result in an approximate $8.6 million decrease in the fair value of the Company’s available-for-sale securities.

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

The Company from time to time uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy, derivative positions are used to reduce risk by hedging underlying economic or market exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At April 30, 2003, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rate (EURIBOR) interest rate on its outstanding borrowing arrangements.

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

CMGI, INC. AND SUBSIDIARIES

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

In December 1999, Neil Braun, a former officer of iCAST Corporation, a wholly owned subsidiary of the Company (“iCAST”), filed a complaint in United States District Court, Southern District of New York naming the Company, iCAST and David S. Wetherell as defendants. In the complaint, Mr. Braun alleged breach of contract regarding his termination from iCAST and claimed that he was entitled to acceleration of options to purchase CMGI common stock and iCAST common stock, upon his termination, under contract and promissory estoppel principles. Mr. Braun also claimed that, under quantum meruit principles, he was entitled to lost compensation. Mr. Braun sought damages of approximately $50 million and requested specific performance of the acceleration and exercise of options. In August 2001, the Court (i) granted summary judgment dismissing Mr. Wetherell as a defendant and (ii) granted summary judgment, disposing of Mr. Braun’s contract claim. In February 2002, the Court granted summary judgment disposing of Mr. Braun’s promissory estoppel claim. Trial on the quantum meruit claim was held in March 2002 and the jury returned a verdict in favor of Mr. Braun and against the Company in the amount of $113,482.24. As to iCAST, the jury found that Mr. Braun had not proven his claim. The Company filed a motion for directed verdict, which motion sought to set aside the jury verdict against the Company. Such motion was denied. In May 2002, Mr. Braun appealed the Court’s dismissal of his contract and promissory estoppel claims against iCAST and the Company. On February 11, 2003, the United States Court of Appeals for the Second Circuit heard argument on the appeal and took the case under advisement. On May 19, 2003, the Court of Appeals affirmed the District Court’s decisions.

In August 2001, Jeffrey Black, a former employee of AltaVista, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of his relationship with the Company and AltaVista and the termination of Mr. Black’s employment with AltaVista. The Company and AltaVista each believes that these claims are without merit and plans to vigorously defend against these claims. In March 2002, the court ordered the entire case to binding arbitration in California. In August 2002, Mr. Black submitted the matter to the American Arbitration Association. An arbitrator was appointed in January 2003 and an arbitration hearing is scheduled for August 2003. Mr. Black’s statement of damages in the arbitration proceeding seeks monetary damages in excess of $16 million. In April 2003, Mr. Black applied to the Superior Court for a temporary restraining order requiring AltaVista to maintain in an escrow account certain funds received by AltaVista in the sale of its assets to Overture. The court denied the application for a temporary restraining order and on May 29, 2003 denied the application for a preliminary injunction. On May 15, 2003, Mr. Black was given leave by the court to file a third amended complaint naming Overture as a defendant as successor in interest to AltaVista. In connection with Overture’s acquisition of AltaVista’s business, Overture agreed to assume any liability of AltaVista with respect to this action.

On January 28, 2002, Mark Nutritionals, Inc. (“MNI”) filed suit against AltaVista in the United States District Court for the Western District of Texas, San Antonio Division. The claims against AltaVista include unfair competition and trademark infringement and dilution, under both federal law and the laws of the State of Texas. MNI is seeking compensatory damages in the amount of $10.0 million and punitive damages. AltaVista believes that these claims are without merit and plans to vigorously defend against these claims. AltaVista filed its answer on March 1, 2002, denying the allegations. MNI has filed for Chapter 11 bankruptcy protection. AltaVista is entitled to indemnification by a third party with respect to this matter. In connection with Overture’s acquisition of AltaVista’s business, Overture agreed to assume any liability of AltaVista with respect to this action.

On March 11, 2002, Sean Barger, a former employee and principal stockholder of Equilibrium Technologies, Inc. (“Equilibrium”), filed a complaint in Superior Court of the State of California (San Francisco County) in his individual capacity against the Company, AltaVista, David S. Andonian, Andrew J. Hajducky, III, and David S. Wetherell alleging certain claims arising out of the Company’s acquisition of Equilibrium in January 2000. As set forth in the complaint, Mr. Barger alleged, among other things, (1) violation of state securities statutes, (2) fraudulent inducement, deceit, and fraud, (3) negligent misrepresentation, (4) unfair competition and (5) breach of fiduciary duty. The Company believes that these claims are without merit and plans to vigorously defend the action. Mr. Barger is claiming an unspecified amount of damages. On October 29, 2002, Mr. Barger amended his complaint to allege, among other things, personal jurisdiction over the individual defendants. On January 27, 2003, Mr. Barger again amended his complaint to add allegations pertaining to the breach of fiduciary duty claim. The Court subsequently dismissed without leave to amend Mr. Barger’s claim for breach of fiduciary duty. No trial date has been scheduled. In connection with Overture’s acquisition of AltaVista’s business, Overture agreed to assume any liability of AltaVista with respect to this action.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

(b) Reports on Form 8-K

On February 21, 2003, the Company filed a Current Report on Form 8-K dated February 18, 2003 to report under Item 5 (Other Events) that AltaVista Company had signed a definitive agreement under which Overture Services, Inc. would acquire AltaVista’s business. No financial statements were filed with such report.

On March 4, 2003, the Company filed a Current Report on Form 8-K dated February 28, 2003 to report under Item 5 (Other Events) that infoUSA Inc. had acquired Yesmail, Inc. No financial statements were filed with such report.

On March 10, 2003, the Company filed a Current Report on Form 8-K dated March 7, 2003 to report under Item 5 (Other Events) that the Company had sold all of its equity ownership interests in Tallan, Inc. No financial statements were filed with such report.

On March 24, 2003, the Company filed Amendment No. 1 to Current Report on Form 8-K/A to amend the Company’s Current Report on Form 8-K dated March 7, 2003 to report under Item 2 (Acquisition or Disposition of Assets) that the Company had sold all of its equity ownership interests in Tallan, Inc. The following financial statements were filed with such report:

Unaudited pro forma condensed balance sheet of CMGI, Inc. as of January 31, 2003.

Unaudited pro forma condensed statement of operations of CMGI, Inc. for the twelve months ended July 31, 2002.

On April 16, 2003, the Company filed a Current Report on Form 8-K dated April 2, 2003 to report under Item 2 (Acquisition or Disposition of Assets) that uBid, Inc. had sold substantially all of its assets. The following financial statements were filed with such report:

Unaudited pro forma condensed balance sheet of CMGI, Inc. as of January 31, 2003.

Unaudited pro forma condensed statement of operations of CMGI, Inc. for the twelve months ended July 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMGI, INC.

By:	/s/ THOMAS OBERDORF
Thomas Oberdorf
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: June 16, 2003

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

Date: June 16, 2003

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

By:	/s/ THOMAS OBERDORF
Thomas Oberdorf Chief Financial Officer and Treasurer

Date: June 16, 2003

EXHIBIT INDEX

Item	Description

10.1	Amendment No. 1 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors.

10.2

First Amendment to Registration Rights Agreement, dated as of April 25, 2003, by and between Overture Services, Inc. and AltaVista Company, is incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K dated April 25, 2003 of Overture Services, Inc. (File No. 000-26365).

10.3	Amendment No. 8 to Lease, dated as of November 6, 2001, between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts.

10.4	Amendment No. 9 to Lease, dated as of December 3, 2001, between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts.

10.5	Amendment No. 10 to Lease, dated as of November 18, 2002, between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts.

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.