Form 10-K
period 2003-07-31
CMGI INC
filed 2003-10-20
CIK 914712

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended July 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File 000-23262

CMGI, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2921333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Medford Street
Charlestown, Massachusetts	02129
(Address of principal executive offices)	(zip code)

(617) 886-4500

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

Common Stock, $0.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The approximate aggregate market value of Registrant’s Common Stock held by non-affiliates of the Registrant on January 31, 2003, based upon the closing price of a share of the Registrant’s Common Stock on such date as reported by Nasdaq: $327,962,267

On October 9, 2003, the Registrant had outstanding 396,323,781 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JULY 31, 2003

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

PART I

ITEM 1.—BUSINESS

General

CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”) provides technology and e-commerce solutions that help businesses market, sell and distribute their products and services. CMGI offers targeted solutions including industry-leading global supply chain management and web-based distribution and fulfillment. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in Delaware in 1986. CMGI’s address is 425 Medford Street, Charlestown, Massachusetts 02129.

CMGI’s business strategy over the years has led to the development, acquisition and operation of majority-owned subsidiaries focused on technology and supply chain management services, as well as the strategic investment in other companies that have demonstrated synergies with CMGI’s core businesses. The Company’s strategy also envisions and promotes opportunities for synergistic business relationships among its subsidiaries, investments and affiliates. The Company expects to continue to develop and refine its product and service offerings, and to continue to pursue the development or acquisition of, or the investment in, additional companies and technologies. A description of the Company’s recent development through divestitures and merger and acquisition activities is set forth in Notes 4 and 8 of the Notes to Consolidated Financial Statements included in Item 8 below and is incorporated herein by reference.

The Company’s current operating subsidiaries have been classified in one operating segment: eBusiness and Fulfillment. CMGI’s eBusiness and Fulfillment companies work across the full eBusiness value chain to deliver goods from the manufacturer to the customer by applying state-of-the-art technology to provide inventory and supply chain management, and fulfillment services.

In addition, CMGI’s affiliated venture capital arm is comprised of venture capital funds that focus on investing in technology companies.

Products and Services

Products and services of the Company’s majority-owned subsidiaries include the following:

SalesLink Corporation

SalesLink Corporation (“SalesLink”) provides supply chain management, product and literature fulfillment services and third-party eFulfillment solutions for its clients’ marketing, manufacturing and distribution programs.

SalesLink provides supply chain management programs for contract manufacturers and OEM clients in the high technology industry. These programs are a form of outsourced manufacturing support services, in which clients retain SalesLink to plan, buy and build-to-order sub-assemblies for computer equipment, telecommunication industry, software and consumer electronic products. These outsourced manufacturing services primarily assist companies in the areas of accessory kits, software, literature and promotional products and involve active global supply chain management and coordination of product packaging, assembly, print management, electronic order processing, procurement of components, direct fulfillment of software, distribution services, and inventory management. SalesLink also offers sophisticated advanced planning services to help its clients optimize product forecasts and minimize inventory investments. SalesLink provides its supply chain management services and solutions directly and through its management of SL Supply Chain Services International Corp. (“SL Supply Chain”) a subsidiary of SalesLink.

On behalf of its product and literature fulfillment clients, SalesLink receives orders for promotional collateral and products and fulfills them by assembling and shipping the items requested. Product and literature fulfillment services begin with the receipt of orders by electronic transmission directly into SalesLink’s computers. Orders are then generated and presented to the production floor where fulfillment packages are assembled and shipped to the end-user or to a broker or distributor. SalesLink also provides print on demand solutions, product and literature inventory control and warehousing, offering its customer support and management reports detailing orders, shipments, billings, back orders and returns.

SalesLink provides advanced end-to-end third-party eFulfillment and logistics services for merchandise through its automated distribution center in Memphis, Tennessee. SalesLink provides order management solutions with real-time verification of data, payment processing, fraud detection, order routing and auditing, reverse logistical support and status reporting.

SalesLink’s literature distribution services utilize SL IQLink™, SalesLink’s premier Web tool for organizing and distributing marketing literature, which acts as a central repository for product information to ensure immediate order processing. This powerful online resource center connects to SL FlagShip™, SalesLink’s comprehensive order fulfillment and management tool that provides customized reporting and analyses, SKU tracking, inventory management, monitoring capabilities to code, and summary and index information essential to planning future inventory requirements.

SL Supply Chain Services International Corp.

SL Supply Chain Services International Corp. (“SL Supply Chain”) is a wholly owned subsidiary of SalesLink. SL Supply Chain is a leading provider of global supply chain management solutions, supporting its customer base with supply chain design and consulting, as well as outsourced operations solutions including supply base and inventory management, manufacturing, configuration, assembly processes, EDI solutions offering direct connections with customers IT systems, distribution and fulfillment, e-commerce, order management and customer service. SL Supply Chain provides intelligent value chain solutions that allow its clients to outsource business processes from raw material procurement and order entry to final delivery. These solutions include supply chain design, sourcing, production, assembly, packaging and customer interface management. Additionally, SL Supply Chain can deploy technology-based solutions to manage the flow and use of information throughout the supply chain including systems architecture and implementation, front-end web design, web hosting, payment processing and real time order processing and inventory management. These comprehensive solutions leverage a scalable technology platform, proven process expertise and a global network of operations centers to manage all aspects of the supply chain process, including managing inventory, procuring material, assembling kits and scheduling final delivery of products and services directly to the original equipment manufacturer (OEM), contract manufacturer (CM) and consumer markets on a global basis.

Sales and Marketing

SalesLink and SL Supply Chain have a combined sales and marketing staff in order to develop and cross sell their services and programs on a global basis. The sales and marketing services of the companies includes identifying specific market segments and opportunities in which the Company has developed expertise in the supply chain management and literature distribution services industries. The sales and marketing staff also continue to identify vertical integration leads that will enhance the Company’s offerings to new and existing markets and allow further diversification of our customer base.

Competition

The markets for inventory and supply chain management and fulfillment services and solutions are very competitive. The Company expects the intensity of competition to continue to increase from both global and regional competitors. A failure to maintain and enhance the Company’s competitive position, including the expansion into geographical areas where the Company currently has no presence, will limit its ability to maintain and increase market share, which would result in serious harm to the Company’s business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. The Company competes in the supply chain management market on the basis of quality, performance, service levels, global capabilities, technology, operational efficiency and price.

Some of the Company’s competitors have substantially greater financial, infrastructure, personnel, strategic geographical locations in low cost production areas of the world, and other resources than the Company. Furthermore, some of the Company’s competitors have well established, large and experienced marketing and sales capabilities and greater name recognition, including well established relationships with the Company’s current and potential clients. As a result, the Company’s competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in client requirements. They may also develop and promote their services more effectively than the Company. Also, the Company may lose potential clients to competitors for various reasons, including the ability or willingness of its competitors to offer lower prices and other incentives that the Company cannot match. There can be no assurance that the Company’s competitors will not develop products and services that are superior to those of the Company or that achieve greater market acceptance than the Company’s offerings.

Venture Capital

The Company maintains interests in several venture capital funds: CMG@Ventures I, LLC (“CMG@Ventures I”); CMG@Ventures II, LLC (“CMG@Ventures II”); CMG@Ventures III, LLC (“CMG@Ventures III”); CMG@Ventures Expansion, LLC (“CMG@Ventures Expansion”); and CMGI@Ventures IV, LLC (“CMGI@Ventures IV”). CMGI’s venture funds (“CMGI @Ventures”) invest in emerging innovative and promising technology companies.

The Company owns 100% of the capital and is entitled to approximately 77.5% of the cumulative net profits of CMG@Ventures I. The Company owns 100% of the capital and is entitled to approximately 80% of the cumulative net profits of CMG@Ventures II.

CMGI formed the @Ventures III venture capital funds (“@Ventures III Fund”) in August 1998. The @Ventures III Fund secured capital commitments from outside investors and CMGI, to be invested in emerging Internet and technology companies. The @Ventures III Fund consists of four entities, which co-invest in each investment made by the @Ventures III Fund. Approximately 78% of each investment made by the @Ventures III Fund is made by two entities, @Ventures III, L.P. and @Ventures Foreign Fund III, L.P. CMGI does not have a direct ownership interest in either of these entities, but CMGI is entitled to approximately 0.1% of the capital of each entity as a result of its ownership of an approximately 10% interest in the general partner of each of such entities, @Ventures Partners, III, LLC (“@Ventures Partners III”). CMG@Ventures III co-invests approximately 20% of the total amount invested in each @Ventures III Fund portfolio company investment. CMGI owns 100% of the capital and is entitled to approximately 80% of the cumulative net capital gains realized by CMG@Ventures III. @Ventures Partners III is entitled to the remaining 20% of the net capital gains realized by CMG@Ventures III. The remaining 2% invested in each @Ventures III Fund investment is provided by a fourth entity, @Ventures Investors, LLC, in which CMGI has no interest. During fiscal year 2000, CMGI formed additional venture capital fund entities to provide follow-on financing to @Ventures III Fund portfolio companies. These “expansion funds” have a structure that is substantially identical to the @Ventures III Fund, and CMGI’s interests in such funds are comparable to its interests in the @Ventures III Fund.

CMGI owns 100% of the capital and is entitled to a percentage (ranging from approximately 80% to approximately 92.5%) of the net profits realized by CMGI@Ventures IV on each of its investments.

An aggregate of approximately $4.5 million was invested by CMGI’s venture capital entities during the fiscal year ended July 31, 2003.

Other

A limited number of customers account for substantially all of the Company’s consolidated net revenue. One customer, Hewlett-Packard, accounted for approximately 74%, 12% and 3% of the Company’s consolidated net revenue for fiscal years 2003, 2002 and 2001, respectively. Nearly all of the revenues of SL Supply Chain are accounted for by sales to Hewlett-Packard and Microsoft and of Microsoft products. Similarly, nearly all of the revenues of SalesLink are accounted for by sales to a limited number of customers. The Company currently does not have any agreements that obligate any customer to buy a minimum amount of products or services from CMGI or any subsidiary, or to designate CMGI or any subsidiary as its sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard or Microsoft, or any other key customer, would have a material adverse effect on CMGI. CMGI believes that it will continue to derive the vast majority of its operating revenue from sales to a small number of customers. There can be no assurance that CMGI’s revenue from key customers will not decline in future periods. Hewlett-Packard owns approximately 6.1% of the Company’s issued and outstanding shares of Common Stock.

The Company relies upon a combination of patent, trade secret, copyright and trademark laws to protect its intellectual property. New trade secrets and other intellectual property are from time to time developed or obtained through the Company’s research and development and acquisition activities. The Company’s business is not substantially dependent on any single or group of related patents, trademarks, copyrights or licenses.

At July 31, 2003, the Company employed a total of 581 persons on a full-time basis. None of the Company’s employees are represented by a labor union. The Company believes that its relations with its employees are good.

Certain segment information, including revenue, profit and asset information, is set forth in Note 3 of the Notes to Consolidated Financial Statements included in Item 8 below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 below, and is incorporated herein by reference.

Significant customers information is set forth under the heading “Diversification of Risk” in Note 2 of the Notes to Consolidated Financial Statements included in Item 8 below and is incorporated herein by reference.

For each of the last three fiscal years, the Company’s consolidated revenues from external customers were primarily attributed to the Company’s North American operations and the Company’s assets were primarily located in the United States. Approximately 37%, 11% and 13% of the Company’s consolidated revenue from external customers were generated outside North America during fiscal years 2003, 2002 and 2001, respectively. Approximately 37%, 9% and 9% of the total revenues of the eBusiness and Fulfillment segment were generated outside the United States during fiscal years 2003, 2002 and 2001, respectively.

During fiscal years 2003, 2002 and 2001, the Company expended approximately $0.3 million, $4.7 million and $25.3 million, respectively, or approximately 0.1%, 3% and 9%, respectively, of net revenue, on research and development.

Because of the diversity of the Company’s products and services, as well as the wide geographic dispersion of its facilities, the Company uses numerous sources for the wide variety of raw materials needed for its operations. The Company has not been adversely affected by inability to obtain raw materials.

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our website, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to the Securities and Exchange Commission. Our internet address is http://www.cmgi.com. The contents of our website are not part of this annual report on Form 10-K, and our internet address is included in this document as an inactive textual reference only.

ITEM 2.—PROPERTIES

The location and general character of the Company’s principal properties by industry segment as of  October 17, 2003 are as follows:

eBusiness and Fulfillment Segment

In its eBusiness and Fulfillment segment, the Company leases approximately 1.6 million square feet of office, storage, warehouse, production and assembly, sales and marketing, and operations space, principally in Massachusetts, Tennessee, California, Colorado, Illinois, Florida, The Netherlands, Singapore, Malaysia, Taiwan and Mexico under leases expiring through fiscal year 2013. Approximately 136,858 square feet is sublet to third parties.

ITEM 3.—LEGAL PROCEEDINGS

In August 2001, Jeffrey Black, a former employee of AltaVista, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of his relationship with the Company and AltaVista and the termination of Mr. Black’s employment with AltaVista. The Company and AltaVista each believes that these claims are without merit and plans to vigorously defend against these claims. In March 2002, the court ordered the entire case to binding arbitration in California. In August 2002, Mr. Black submitted the matter to the American Arbitration Association. Mr. Black’s statement of damages in the arbitration proceeding seeks monetary damages in excess of $16 million. In connection with Overture’s acquisition of AltaVista’s business, Overture agreed to assume any liability of AltaVista with respect to this action. On May 15, 2003, Mr. Black was given leave by the court to file a third amended complaint naming Overture as a defendant as successor in interest to AltaVista. An arbitration hearing was held in August 2003. Closing arguments in the arbitration are scheduled for October 20, 2003.

On January 17, 2002, Sean Barger, a former employee and principal stockholder of Equilibrium Technologies, Inc. (“Equilibrium”), filed a complaint in Superior Court of the State of California (San Francisco County) in his individual capacity against the Company, AltaVista, David S. Andonian, Andrew J. Hajducky, III, and David S. Wetherell alleging certain claims arising out of the Company’s acquisition of Equilibrium in January 2000. As set forth in the complaint, Mr. Barger alleged, among other things, (1) violation of state securities statutes, (2) fraudulent inducement, deceit, and fraud, (3) negligent misrepresentation, (4) unfair competition and (5) breach of fiduciary duty. The Company believes that these claims are without merit and plans to vigorously defend the action. Mr. Barger is claiming an unspecified amount of damages. On October 29, 2002, Mr. Barger amended his complaint to allege, among other things, personal jurisdiction over the individual defendants. On January 27, 2003, Mr. Barger again amended his complaint to add allegations pertaining to the breach of fiduciary duty claim. The Court subsequently dismissed without leave to amend Mr. Barger’s claim for breach of fiduciary duty. The parties are currently engaged in discovery. A trial has been scheduled to commence April 19, 2004. In connection with Overture’s acquisition of AltaVista’s business, Overture agreed to assume any liability of AltaVista with respect to this action.

On September 24, 2003, the Official Committee of Unsecured Creditors of Engage, Inc. (the “Creditors Committee”) filed a complaint against the Company in the U.S. Bankruptcy Court (Massachusetts, Western Division). In the complaint, the Creditors Committee makes various claims, including (i) re-characterization of debt as equity, (ii) equitable subordination, (iii) fraudulent transfer, (iv) preferential transfers, (v) illegal redemption of shares, (vi) turnover of property of estate, (vii) alter ego, (viii) breach of contract, (ix) breach of covenant of good faith and fair dealing, (x) promissory estoppel, (xi) unfair and deceptive trade practices under Massachusetts General Laws §93A, and (xii) declaration with respect to scope and extent of security interests. The Creditors Committee seeks monetary damages and other relief, including cancellation of a $2.0 million promissory note, return of $2.5 million in cash, certain other unspecified amounts and a finding that the Company is liable for Engage’s debt. The Company believes that these claims are without merit and intends to vigorously defend this matter.

The Company is also a party to litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operation or financial condition.

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of fiscal 2003.

PART II

ITEM 5.—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock trades on the Nasdaq National Market under the symbol “CMGI.” Other market information is set forth in Note 21 of the Notes to Consolidated Financial Statements included in Item 8 below and is incorporated herein by reference.

On October 9, 2003, there were approximately 5,811 holders of record of Common Stock of the Company.

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

On July 31, 2003, pursuant to the terms of the Lease Termination Agreement by and between the Company and Andover Mills LLC in connection with the termination of the Company’s lease for premises located at  100 Brickstone Square, Andover, Massachusetts, among other things, the Company issued to Andover Mills LLC an aggregate of 750,000 shares of Common Stock. The shares of Common Stock were issued and sold to Andover Mills LLC in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

ITEM 6.—SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial information of the Company for the five years ended July 31, 2003. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere or incorporated by reference in this report. The following consolidated financial data includes the results of operations (from date of acquisition) of the fiscal 1999 acquisitions of Magnitude Network, Inc., Activerse, Inc., Nascent Technologies, Inc., Netwright, LLC and Digiband, Inc., the fiscal 2000 acquisitions of eight other companies and the fiscal 2002 acquisition of the iLogistix assets and operations by the Company’s wholly owned subsidiary SL Supply Chain. The following consolidated financial data also includes the results of operations of companies that have been sold or ceased operations. In fiscal 2001, the operations of iCast, 1stUp, and ExchangePath ceased and the Company sold a majority of its interest in Signatures SNI, Inc. (Signatures). In fiscal 2002, the operations of

NaviPath and MyWay ceased and the Company sold its interest in Activate. In fiscal 2003, the operations of ProvisionSoft ceased, the Company’s former operating companies AltaVista and uBid sold substantially all of their assets, and the Company divested NaviSite, Engage, Equilibrium, Yesmail, Tallán and its remaining minority interest in Signatures. For all periods presented, the results of operations of NaviSite, Engage, AltaVista, Yesmail, uBid, Tallán and Provisionsoft have been accounted for within discontinued operations. A description of the Company’s recent discontinued operations and divestiture activities is set forth in Note 4 of the Notes to Consolidated Financial Statements. The historical results presented herein are not necessarily indicative of future results.

	Years Ended July 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$436,987	$168,476	$280,840	$313,469	$154,460
Cost of revenue	403,883	152,140	351,015	356,189	141,595
Research and development	332	4,732	25,347	48,477	12,888
In-process research and development	—	—	762	6,266	1,561
Selling	6,792	28,357	62,590	86,715	19,021
General and administrative	62,336	54,598	138,805	123,678	32,562
Amortization of intangible assets and stock-based compensation	218	4,941	182,704	171,683	6,255
Impairment of long lived-assets	456	2,482	170,659	20,873	—
Restructuring, net	55,348	(3,118)	109,207	—	—

Operating loss	(92,378)	(75,656)	(760,249)	(500,412)	(59,422)
Interest income (expense), net	3,717	36,416	(187)	(22,312)	243
Gains on issuance of stock by subsidiaries and affiliates	—	—	121,794	80,387	130,729
Other gains (losses), net	(41,317)	(67,983)	(322,033)	524,863	758,312
Other income (expense), net	(1,455)	(15,408)	(759)	(28,339)	(14,305)
Income tax benefit (expense)	(3,249)	7,096	(12,171)	(88,621)	(346,426)

Income (loss) from continuing operations	(134,682)	(115,535)	(973,605)	(34,434)	469,131
Extraordinary gain on retirement of debt, net of income taxes	—	131,281	—	—	—
Gain (loss) from discontinued operations, net of income taxes	(81,626)	(540,664)	(4,514,315)	(1,330,259)	7,109

Net income (loss)	(216,308)	(524,918)	(5,487,920)	(1,364,693)	476,240
Preferred stock accretion and amortization of discount	—	(2,301)	(7,499)	(11,223)	(1,662)
Gain on repurchase of Series C convertible preferred stock	—	63,505	—	—	—

Net income (loss) available to common stockholders	$(216,308)	$(463,714)	$(5,495,419)	$(1,375,916)	$474,578

	Years Ended July 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before extraordinary item	$(0.34)	$(0.14)	$(2.97)	$(0.17)	$2.27
Income (loss) from discontinued operations, net of income taxes	(0.21)	(1.43)	(13.70)	(5.09)	0.03
Extraordinary gain on retirement of debt, net of income taxes	—	0.35	—	—	—

Net earnings (loss)	$(0.55)	$(1.22)	$(16.67)	$(5.26)	$2.30

Shares used in computing diluted net earnings (loss) per share	393,455	379,800	329,623	261,555	206,832

Consolidated Balance Sheet Data:
Working capital	$204,733	$203,879	$580,824	$1,110,105	$1,381,005
Total assets	455,341	910,267	2,054,375	8,557,107	2,404.594
Long-term obligations	26,816	122,697	319,043	654,417	68,090
Redeemable preferred stock	—	—	390,640	383,140	411,283
Stockholders’ equity	247,012	416,696	805,072	5,783,083	1,060,664

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

Basis of Presentation

The Company reports one current operating segment, eBusiness and Fulfillment. The eBusiness and Fulfillment segment includes the results of operations of the Company’s SalesLink and SL Supply Chain Services International Corp. subsidiaries. The Other category represents certain corporate cash and cash equivalents, available-for-sale and trading securities, certain other assets and liabilities, marketing and administrative expenses and the results of the Company’s venture capital entities.

In addition to its one current operating segment, the Company continues to report an Enterprise Software and Services segment (that consists of the operations of Equilibrium, CMGI Solutions and Nascent), a Portals segment (that consists of the operations of MyWay and iCast) and a Managed Application Services segment (that consists of the operations of NaviPath, ExchangePath, 1stUp and Activate), as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The historical results of these companies will continue to be reported in the Enterprise Software and Services, Portals and Managed Application Services segments, respectively, as will any residual results from operations that exist through the cessation of operations of these entities, each of which has been divested or substantially wound down.

During the fiscal year ended July 31, 2003, the Company divested of a number of its operating companies, certain of which have been accounted for as discontinued operations. On September 9, 2002, the Company sold all of its equity and debt ownership interests in Engage. On September 11, 2002, the Company sold all of its equity and debt ownership interests in NaviSite, pursuant to a plan approved on June 12, 2002. On February 28, 2003, InfoUSA acquired Yesmail in a cash merger. On March 7, 2003, the Company sold all of its equity ownership interests in Tallán. On April 2, 2003, uBid sold substantially all of its assets and business pursuant to the terms of an asset purchase agreement. On April 25, 2003, AltaVista sold substantially all of its assets and business pursuant to the terms of an asset purchase agreement. During the quarter ended April 30, 2003, ProvisionSoft ceased operations.

As a result, for all periods presented, Engage, AltaVista, Yesmail, Tallán, and ProvisionSoft, which were previously included within the Enterprise Software and Services segment, uBid, which was previously included within the eBusiness and Fulfillment segment, and NaviSite, which was previously included within the Managed Application Services segment, have been accounted for as discontinued operations. Accordingly, the assets, liabilities and operating results of these companies have been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated balance sheets and statements of operations and cash flows, and related notes to the consolidated financial statements for all periods presented.

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

Overview

CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”) provides technology and e-commerce solutions that help businesses market, sell and distribute their products and services. CMGI offers targeted solutions including industry-leading global supply chain management and web-based distribution and fulfillment. CMGI’s business strategy over the years has led to the development, acquisition and operation of majority-owned subsidiaries focused on technology and supply chain management services, as well as the strategic investment in other companies that have demonstrated synergies with CMGI’s core businesses. The Company expects to continue to develop and refine its product and service offerings, and to continue to pursue the development or acquisition of, or the investment in, additional companies and technologies. The Company’s current operating subsidiaries have been classified in one operating segment: eBusiness and Fulfillment. CMGI’s eBusiness and Fulfillment companies work across the full eBusiness value chain to deliver goods from the manufacturer to the customer by applying state-of-the-art technology to provide inventory and supply chain management, and fulfillment services. In addition, CMGI’s affiliated venture capital arm is comprised of venture capital funds that focus on investing in technology companies.

Results of Operations

Fiscal 2003 compared to Fiscal 2002

NET REVENUE:

	2003	As a % of Total Net Revenue	2002	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$435,879	100%	$154,493	92%	$281,386	182%
Enterprise Software and Services	227	—	1,289	—	(1,062)	(82)%
Managed Application Services	881	—	6,158	4%	(5,277)	(86)%
Portals	—	—	6,536	4%	(6,536)	(100)%

Total	$436,987	100%	$168,476	100%	$268,511	159%

The increase in net revenue within the eBusiness and Fulfillment segment was due to the net revenue contributions of SL Supply Chain Services International Corp. (SL Supply Chain), through which the Company acquired substantially all of the worldwide assets and operations of Software Logistics Corporation d/b/a iLogistix (iLogistix) during the fourth quarter of fiscal year 2002. The increase in revenue resulting from the SL Supply Chain acquisition was partially offset by a decline in net revenue at SalesLink. Net revenue at SalesLink declined as compared to the same period in the prior year, primarily due to volume and price declines for supply chain management services. These declines are largely the result of the continued difficult economic climate for many of the major OEMs that comprise a large part of the revenue base for SalesLink, and the migration of supply chain management programs to the Company’s competitors in Asia, more specifically, China. Sales to one customer comprised approximately 74% of eBusiness and Fulfillment segment revenue in fiscal 2003.

The decrease in net revenue within the Enterprise Software and Services segment was the result of the Company’s sale during the first quarter of fiscal 2003 of Equilibrium. The decrease in net revenue within the Managed Application Services segment was primarily due to the cessation of operations of NaviPath in January 2002. The decrease in net revenue within the Portals segment was primarily due to the cessation of operations of MyWay during fiscal year 2002.

Cost of Revenue:

	2003	As a % of Segment Net Revenue	2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$403,868	93%	$133,231	86%	$270,637	203%
Enterprise Software and Services	15	7%	217	17%	(202)	(93)%
Managed Application Services	—	—	14,748	239%	(14,748)	(100)%
Portals	—	—	3,944	60%	(3,944)	(100)%

Total	$403,883	92%	$152,140	90%	$251,743	165%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. The increase in cost of revenue in fiscal 2003, as compared to the prior fiscal year, was primarily attributable to the cost of revenue of the SL Supply Chain business, which the Company acquired during the fourth quarter of fiscal year 2002. The increase in cost of revenue from the SL Supply Chain acquisition was partially offset by reduced cost of revenue at SalesLink due to volume declines in supply chain management services, and decreased cost of revenue as a result of the Company’s restructuring efforts, which included the sale or cessation of operations of several companies, and actions taken to increase operational efficiencies, improve margins and further reduce expenses.

Cost of revenue as a percentage of net revenue within the eBusiness and Fulfillment segment increased as a result of the increase in cost of revenues from the SL Supply Chain acquisition, which generated lower gross margins than those realized in fiscal 2002 by the SalesLink business. Also, during fiscal 2003, the Company settled a royalty dispute for an amount less than originally estimated, which partially offset the increase in cost of revenue within the eBusiness and Fulfillment segment by approximately $1.0 million. In addition, SalesLink also incurred increased costs in fiscal 2003 related to amortization associated with a new Enterprise Resource Planning (ERP) system.

The decrease in cost of revenue within the Managed Application Services segment was due to the cessation of operations of NaviPath and the sale of Activate in the first quarter of fiscal year 2002. The decrease in cost of revenue within the Portals segment was due to the cessation of operations of MyWay during fiscal year 2002.

Research and Development Expenses:

	2003	As a % of Segment Net Revenue	2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$332	146%	$2,531	196%	$(2,199)	(87)%
Managed Application Services	—	—	507	8%	(507)	(100)%
Portals	—	—	1,694	26%	(1,694)	(100)%

Total	$332	—	$4,732	3%	$(4,400)	(93)%

Research and development expenses consist primarily of personnel and related costs to design, develop, enhance, test and deploy the Company’s products and services either prior to the development efforts reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. The Company’s operating businesses, within the eBusiness and Fulfillment segment, do not incur significant research and development costs and the Company does not expect to incur significant research and development expenditures in the foreseeable future. The decrease in research and development expenses within the Enterprise Software and Services segment during fiscal 2003, as compared to fiscal 2002, was primarily the result of the sale of Equilibrium during the first quarter of fiscal 2003. The decrease in research and development expenses during fiscal 2003 within the Managed Application Services segment was the result of the sale of Activate during fiscal 2002 and the decrease within the Portals segment was due to the cessation of operations of MyWay during fiscal 2002.

Selling Expenses:

	2003	As a % of Segment Net Revenue	2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$4,322	1%	$2,212	1%	$2,110	95%
Enterprise Software and Services	464	204%	4,647	361%	(4,183)	(90)%
Managed Application Services	—	—	1,128	18%	(1,128)	(100)%
Portals	—	—	(1,705)	(26)%	1,705	100%
Other	2,006	—	22,075	—	(20,069)	(91)%

Total	$6,792	2%	$28,357	17%	$(21,565)	(76)%

Selling expenses consist primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, and travel costs. The decrease was primarily due to a one-time charge of approximately $20.0 million recorded in fiscal 2002 as a result of the Company’s amended sponsorship arrangement with the New England Patriots. The overall decrease in selling expenses during fiscal 2003 was due in part to the cessation of operations at NaviPath and MyWay, the sale of Activate in fiscal 2002, and the sale of Equilibrium during the first quarter of fiscal 2003.

The increase in selling expenses within the eBusiness and Fulfillment segment was primarily attributable to the Company’s acquisition of the SL Supply Chain business during the fourth quarter of fiscal 2002. The acquisition resulted in increased headcount and personnel-related costs within the selling and marketing functions. The decrease in selling expenses within the Enterprise Software and Services segment was primarily the result of the sale of Equilibrium in the first quarter of fiscal 2003. The decrease in selling expenses within the Managed Application Services segment was the result of the cessation of operations of NaviPath and the sale of Activate. The increase in selling expense within the Portals segment was the result of the cessation of operations of MyWay during fiscal 2002.

The decrease in selling expenses within the Other category was primarily due to a one-time charge of approximately $20.0 million recorded in fiscal 2002 as a result of the Company’s amended sponsorship arrangement with the New England Patriots. Under the terms of the amendment, the Company is obligated to make a series of payments of $1.6 million per year through July 2015. During fiscal 2003, approximately $1.4 million of one-time costs were included in selling expenses with respect to this arrangement. The remaining $0.6 million represents headcount and other costs associated with the Company’s corporate marketing programs.

General and Administrative Expenses:

	2003	As a % of Segment Net Revenue	2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$26,013	6%	$17,946	12%	$8,067	45%
Enterprise Software and Services	332	146%	3,792	294%	(3,460)	(91)%
Managed Application Services	(331)	(38)%	4,075	66%	(4,406)	(108)%
Portals	(1,011)	—	(1,935)	(30)%	924	48%
Other	37,333	—	30,720	—	6,613	22%

Total	$62,336	14%	$54,598	32%	$7,738	14%

The overall increase in general and administrative expenses was primarily attributable to the Company’s acquisition of the SL Supply Chain business during the fourth quarter of fiscal year 2002. General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, bad debt expense, depreciation expense and fees for professional services. The overall increase in general and administrative expenses during fiscal 2003 were partially offset by decreases attributable to the sale of Activate in fiscal 2002, the sale of Equilibrium during the first quarter of fiscal 2003, and the cessation of operations of NaviPath and MyWay in fiscal 2002.

The increase in general and administrative expenses within the eBusiness and Fulfillment segment was primarily attributable to the Company’s acquisition of the SL Supply Chain business during the fourth quarter of fiscal 2002. The decrease in general and administrative expenses within the Enterprise Software and Services segment was primarily the result of the Company’s sale of Equilibrium during the first quarter of fiscal 2003.

The decrease in general and administrative expenses in the Managed Application Services segment was due to the cessation of operations at NaviPath and the sale of Activate. The decrease in the general and administrative expenses within the Portals segment was the result of the cessation of operations of MyWay. The Company’s Portal segment results for fiscal 2003 include the impact of a $1.0 million benefit in general and administrative expenses due to the settlement of certain contractual obligations of MyWay at amounts less than originally anticipated.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs related to the Company’s former corporate headquarters facility, and costs associated with maintaining certain of the Company’s information technology systems. General and administrative expenses also include certain corporate administrative functions such as legal, and finance and business development, which are not fully allocated to the Company’s subsidiary companies, and administrative costs related to the Company’s venture capital entities. General and administrative expenses increased in fiscal 2003 primarily due to a one-time charge of $5.6 million during fiscal 2003 related to vacant office space at the Company’s former headquarters facility.

Amortization of Intangible Assets and Stock-Based Compensation:

	2003	As a % of Segment Net Revenue	2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$—	—	$2,194	1%	$(2,194)	(100)%
Enterprise Software and Services	—	—	4,591	356%	(4,591)	(100)%
Other	218	—	(1,844)	—	2,062	112%

Total	$218	—	$4,941	3%	$(4,723)	(96)%

Amortization of intangible assets and stock-based compensation during fiscal 2003 consisted primarily of amortization expense related to stock-based compensation. Amortization of intangible assets and stock-based compensation during the same period in the prior fiscal year consisted primarily of goodwill amortization expense related to acquisitions made by the Company during fiscal year 2000. Included within amortization of intangible assets and stock-based compensation expenses was approximately $0.2 million of stock-based compensation for fiscal 2003 and 2002, respectively.

The decrease in amortization of intangible assets and stock-based compensation within the eBusiness and Fulfillment and the Enterprise Software and Services segments during fiscal 2003, as compared to fiscal 2002, was primarily the result of the adoption of Statement of Financial Accounting Standard (SFAS) Nos. 141 and 142. In accordance with the provisions of these statements as of August 1, 2002, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. As a result of adoption of SFAS Nos. 141 and 142, during fiscal 2003 there was no amortization of intangible assets with indefinite lives. Amortization of intangible assets during the same period in the prior fiscal year related to goodwill amortization for Equilibrium, which was sold during the first quarter of fiscal 2003. Amortization of intangible assets within the eBusiness and Fulfillment segment in the prior fiscal year related to goodwill amortization for SalesLink. Amortization of intangible assets within the Other category in the prior fiscal year includes a $2.1 million benefit related to goodwill amortization in connection with the deconsolidation of the Company’s former subsidiary Blaxxun.

Impairment of Long-Lived Assets:

	2003	As a % of Segment Net Revenue	2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Managed Application Services	$309	35%	$—	—	$309	100%
Portals	147	—	154	2%	(7)	(5)%
Other	—	—	2,328	—	(2,328)	(100)%

Total	$456	—	$2,482	1%	$(2,026)	(82)%

During fiscal 2003, the Company recorded approximately $ 0.5 million in impairment charges related to the write-off of computer equipment and furniture and fixtures. During fiscal 2002, the Company recorded impairment charges totaling approximately $2.3 million related to the write-off of capitalized software development costs, computer equipment, and furniture and fixtures at the Company’s former corporate headquarters.

Restructuring, net:

	2003	As a % of Segment Net Revenue	2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$21,697	5%	$—	—	$21,697	100%
Enterprise Software and Services	(70)	(31)%	(532)	(41)%	462	87%
Managed Application Services	1,556	177%	(16,668)	(271)%	18,224	109%
Portals	881	—	6,131	94%	(5,250)	(86)%
Other	31,284	—	7,951	—	23,333	293%

Total	$55,348	13%	$(3,118)	(2)%	$58,466	(1,875)%

The Company’s restructuring initiatives during fiscal 2003 and 2002 involved strategic decisions to exit certain businesses and to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contract terminations, severance charges and facility and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries to increase operational efficiencies, improve margins, and further reduce expenses. Severance charges included employee termination costs as a result of workforce reductions. The contract terminations primarily consisted of costs to exit facility and equipment leases, including leasehold improvements, and to terminate bandwidth and other vendor contracts. The Company also recorded charges related to operating leases with no future economic benefit to the Company as a result of the abandonment of unutilized facilities.

During fiscal 2003, the restructuring charges in the eBusiness and Fulfillment segment primarily related to restructuring initiatives at the Company’s wholly-owned subsidiary, SalesLink, which recorded charges of approximately $21.7 million, including non-cash charges of $7.8 million, during the period. These charges were the result of the implementation of a restructuring plan designed to reduce overhead costs in response to continued weak demand for U.S. based supply chain management services. The restructuring charges related primarily to an unoccupied facility in Newark, California, vacant partitioned space in SalesLink’s Memphis facility, unutilized fixed assets in these facilities, and a workforce reduction of 219 employees.

During fiscal 2003, the restructuring charges in the Managed Application Services and Portals segments related to residual costs associated with the cessation of operations of the Company’s NaviPath, iCast, and MyWay subsidiaries. The restructuring charges in the Other category primarily relate to restructuring initiatives at the Company’s corporate headquarters, including contract terminations and costs to exit facility and equipment leases, the realization through operations of the cumulative foreign currency translation adjustment as a result of the shutdown of the Company’s European subsidiary, and asset impairment charges related to the write-off of capitalized software and equipment and leasehold improvements.

During fiscal 2002, the restructuring benefit in the Enterprise Software and Services segment related to the settlement by Equilibrium of certain contractual obligations for amounts less than originally estimated. The net restructuring benefit recorded during fiscal 2002 in the Managed Application Services segment primarily related to charges of approximately $4.1 million recorded by NaviPath, offset by a reversal of approximately $21.1 million of previously recorded restructuring charges at NaviPath. The restructuring charge recorded by NaviPath primarily related to severance costs and legal and other professional fees incurred in connection with the cessation of its operations. The restructuring benefit recorded by NaviPath related to the settlement by NaviPath of certain contractual purchase commitments, breakage fees and service contracts for amounts less than originally estimated. These original estimates were made based primarily on contractual termination clauses within the related contracts.

During fiscal 2002, the net restructuring charge incurred in the Portals segment primarily related to charges of approximately $6.8 million at MyWay related to the write-off of property and equipment and the termination of customer and vendor contracts, partially offset by a reversal of approximately $1.4 million of previously recorded restructuring charges at MyWay. The restructuring benefit recorded by MyWay related to the favorable settlement of contractual obligations for amounts less than originally estimated. Additionally, iCast recorded a restructuring charge of approximately $0.8 million in fiscal 2002 related to exit cost associated with a facility lease, beyond what had been previously recorded as a restructuring charge. The net restructuring charges incurred in the Other category of approximately $7.9 million primarily related to charges of approximately $6.2 million related to severance costs incurred in connection with the termination of approximately 70 employees at the Company’s corporate headquarters, the write-off of property and equipment and costs incurred to exit facility leases in Europe, partially offset by a restructuring benefit of approximately $0.5 million recorded by CMGI@Ventures related to the favorable negotiation of the termination of a real estate lease.

Other Income/Expense:

Interest income decreased $11.0 million to $3.4 million in fiscal year 2003 from $14.4 million in fiscal year 2002, reflecting decreased interest income associated with lower average cash and cash equivalent balances and lower interest rates in fiscal 2003 as compared to fiscal 2002.

Interest (expense) recovery, net totaled $0.3 million in fiscal 2003, compared to interest recovery of $22.0 million in fiscal 2002. The net recovery during fiscal 2003 primarily consisted of a fair market value adjustment of approximately $6.3 million related to the Company’s PCCW stock holdings, offset by interest expense related to the Company’s stadium obligation of $0.9 million, interest expense related to the obligation to the former holders of the Series C Preferred Stock of $4.3 million and interest expense of $0.8 million related to a bank borrowing arrangement at the Company’s SalesLink subsidiary. The net recovery during fiscal 2002 primarily related to a fair market value adjustment of approximately $36.4 million related to the Company’s PCCW stock holdings, offset by interest expense related to the obligation to the former holders of the Series C Preferred Stock of $8.2 million, and interest expense of approximately $6.2 million related to the Company’s note payable to HP.

In connection with the repurchase of the outstanding shares of its Series C Preferred Stock in November 2001, the Company incurred an obligation to deliver approximately 448.3 million shares of its PCCW stock holdings to the Series C Preferred Stockholders no later than December 2, 2002. On December 2, 2002 the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW stock to the Series C Preferred Stockholders. Prior to the satisfaction of the obligation to the deliver the shares, the Company had accounted for the 448.3 million shares of PCCW stock as a trading security and the liability related to the obligation to deliver the PCCW stock as a current note payable, both of which were carried at market value. Changes in the fair value of the PCCW stock and the note payable have been recorded in the consolidated statements of operations as Other losses, net and as adjustments to interest expense, respectively.

Other losses, net totaled ($41.3) million during fiscal 2003 as compared to ($68.0) million for the same period in the prior fiscal year. Other losses, net during fiscal 2003 primarily consisted of a pre-tax loss of approximately ($28.2) million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates, a pre-tax loss of approximately ($14.1) million from the divestiture of the Company’s debt and equity interests in Signatures SNI, Inc., a pre-tax loss of approximately ($6.3) million related to impairment charges for other-than-temporary declines in the carrying value of marketable securities, a pre-tax loss of approximately ($3.5) million on the Company’s sale of Equilibrium, offset by a pre-tax gain of approximately $7.4 million related to the acquisition of Vicinity by Microsoft and a pre-tax gain of approximately $6.3 million on the sale of Overture common stock by AltaVista. Other losses, net of ($68.0) million during fiscal 2002 consisted primarily of a pre-tax loss of ($31.9) million on the sale of certain marketable securities, a ($21.4) million loss from the sale of the Company’s Activate subsidiary, a pre-tax loss of approximately ($44.7) million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates, a pre-tax loss of approximately ($20.7) million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in marketable securities, offset by a pre-tax gain of approximately $53.9 million on the arrangement that hedged the Company’s investment in Yahoo! common stock, which was settled during fiscal 2002.

Equity in losses of affiliates, net resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating losses. Equity in losses of affiliates decreased $13.6 million to $1.8 million in fiscal 2003, from $15.4 million in 2002, primarily as a result of a decreased number of investments accounted for under the equity method as compared to the prior fiscal year. The Company expects its affiliate companies to continue to invest in the development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Minority interest of $0.3 million during fiscal 2003 related to a joint venture in which SL Supply Chain holds a 50% interest. Minority interest during fiscal 2002 was $0.

Income Tax Expense:

Income tax expense attributable to continuing operations recorded for the twelve months ended July 31, 2003 was approximately $3.2 million. Income tax expense for the twelve months ended July 31, 2003 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax loss primarily as a result of valuation allowances recognized on deferred tax assets. The income tax expense recorded includes a provision for foreign taxes associated with the Company’s operations outside of the United States.

Fiscal 2002 compared to Fiscal 2001

Net Revenue:

	2002	As a % of Total Net Revenue	2001	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$154,493	92%	$211,785	75%	$(57,292)	(27)%
Enterprise Software and Services	1,289	—	948	—	341	36%
Managed Application Services	6,158	4%	49,054	18%	(42,896)	(87)%
Portals	6,536	4%	19,053	7%	(12,517)	(66)%

Total	$168,476	100%	$280,840	100%	$(112,364)	(40)%

The decrease in net revenue in fiscal year 2002 as compared to fiscal year 2001 was largely the result of decreased net revenue within the eBusiness and Fulfillment segment and the effects of the sale or cessation of operations of several companies in fiscal 2002 and 2001. The decrease in net revenue within the eBusiness and Fulfillment segment was primarily due to decreased net revenue at SalesLink and the Company’s sale of a majority interest in Signatures in February 2001. Net revenue at SalesLink decreased in fiscal year 2002 as compared to fiscal year 2001 due to volume decreases in supply chain management and literature distribution services; however, these net revenue declines were partially offset by the net revenue contribution provided by CMGI’s acquisition of SL Supply Chain during the fourth quarter of fiscal year 2002. The increase in net revenue within the Enterprise Software and Services segment was primarily due to an increase in revenue at Equilibrium. The decrease in net revenue within the Managed Application Services segment was primarily due to the cessation of operations of NaviPath and 1stUp, and the sale of Activate. The decrease in net revenue within the Portals segment was primarily due to the cessation of operations of MyWay during fiscal year 2002.

Cost of Revenue:

	2002	As a % of Segment Net Revenue	2001	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$133,231	86%	$176,608	83%	$(43,377)	(25)%
Enterprise Software and Services	217	17%	1,593	168%	(1,376)	(86)%
Managed Application Services	14,748	239%	141,392	288%	(126,644)	(90)%
Portals	3,944	60%	31,422	165%	(27,478)	(87)%

Total	$152,140	90%	$351,015	125%	$(198,875)	(57)%

Cost of revenue consisted primarily of expenses related to the cost of products purchased for sale or distribution. Additionally, cost of revenue included expenses related to the content, connectivity and production associated with delivering the Company’s products and services and certain facilities costs. The Company’s cost of revenue as a percentage of net revenue decreased primarily as a result of the cessation of operations of NaviPath, 1stUp, MyWay, iCast, and ExchangePath during fiscal 2001 and 2002.

Cost of revenue as a percentage of net revenue within the eBusiness and Fulfillment segment increased as a result of higher cost of revenue at SalesLink. Cost of revenue as a percentage of net revenue for SalesLink increased largely as a result of lower sales levels and reduced pricing of SalesLink’s services within its supply chain management and literature distribution businesses, respectively, increased depreciation expense related to a new Enterprise Resource Planning (ERP) system, and increased costs associated with the transition to its new distribution center in Memphis, Tennessee. Cost of revenue as a percentage of net revenue within the Enterprise

Software and Services segment decreased primarily due to lower cost of revenue at Equilibrium. Cost of revenue as a percentage of net revenue within the Managed Application Services segment decreased primarily as a result of the cessation of operations at NaviPath and 1stUp, and the sale of Activate. Cost of revenue as a percentage of net revenue within the Portals segment decreased primarily as a result of the cessation of operations at MyWay and iCast.

Research and Development Expenses:

	2002	As a % of Segment Net Revenue	2001	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$—	—	$703	—	$(703)	(100)%
Enterprise Software and Services	2,531	196%	4,133	436%	(1,602)	(39)%
Managed Application Services	507	8%	10,425	21%	(9,918)	(95)%
Portals	1,694	26%	10,086	53%	(8,392)	(83)%

Total	$4,732	3%	$25,347	9%	$(20,615)	(81)%

Research and development expenses consisted primarily of personnel and related costs to design, develop, enhance, test and deploy the Company’s products and services either prior to the development efforts reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. Research and development expenses decreased primarily due to the cessation of operations at MyWay, ExchangePath, iCast, NaviPath, and 1stUp. The decrease in research and development expenses within the Enterprise Software and Services segment in fiscal year 2002, as compared to the prior fiscal year, was primarily the result of restructuring efforts at Equilibrium prior to the sale of that entity in October 2002. The decrease in research and development expense within the eBusiness and Fulfillment segment was the result of the sale of a majority interest in Signatures during fiscal year 2001. The decrease in research and development expense within the Managed Application Services segment was primarily the result of the cessation of operations at ExchangePath, NaviPath, and 1stUp, and the sale of Activate. The decrease in research and development expense within the Portals segment was primarily due to the cessation of operations of MyWay and iCast.

In-Process Research and Development Expenses:

	2002	As a % of Segment Net Revenue	2001	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Other	$—	—	$762	—	$(762)	(100)%

Total	$—	—	$762	—	$(762)	(100)%

The Company did not incur any in-process research and development expenses during fiscal year 2002. In-process research and development expenses totaled approximately $0.8 million in fiscal year 2001. The in-process research and development expenses incurred during fiscal year 2001 related to a charge recorded in connection with CMGI@Ventures IV, LLC’s investment in Avamar Technologies, Inc.

Selling Expenses:

	2002	As a % of Segment Net Revenue	2001	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$2,212	1%	$5,172	2%	$(2,960)	(57)%
Enterprise Software and Services	4,647	361%	9,217	972%	(4,570)	(50)%
Managed Application Services	1,128	18%	23,159	47%	(22,031)	(95)%
Portals	(1,705)	(26)%	12,187	64%	(13,892)	(114)%
Other	22,075	—	12,855	—	9,220	72%

Total	$28,357	17%	$62,590	22%	$(34,233)	(55)%

Selling expenses consisted primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, tradeshow expenses and travel costs. Certain fulfillment costs, including warehousing costs related to activities such as receiving goods and the picking and packing of goods for shipment within the Company’s eBusiness and Fulfillment segment, are classified as selling expenses. Selling expenses decreased during fiscal year 2002, as compared to the prior fiscal year by approximately 55%. The decrease was primarily due to headcount reductions, lower sales commissions as a result of lower net revenue, significant reductions in marketing campaigns, the cessation of the operations of ExchangePath and 1stUp, the effect of the sale of the Company’s majority interest in Signatures and the sale of Activate.

The decrease in selling expenses within the eBusiness and Fulfillment segment was primarily the result of the sale of the Company’s majority interest in Signatures. The decrease within the Enterprise Software and Services segment was primarily the result of reductions in selling expenses at Equilibrium. The decrease in selling expense within the Managed Application Services segment was primarily the result of reductions in headcount, sales commissions and marketing programs due to the sale of Activate and the closing of operations at NaviPath, ExchangePath and 1stUp. The decrease in selling expense within the Portals segment was primarily the result of the closing of the operations of iCast and MyWay, including a $2.4 million benefit from the finalization of estimates associated with the closure activities of iCast and MyWay. The increase in selling expense within the Other category during fiscal year 2002 was primarily the result of a one-time charge in the fourth quarter of approximately $20.0 million that the Company recorded as a result of changes in its sponsorship arrangement with the New England Patriots. Under the terms of the original sponsorship agreement, the Company was to pay $7.6 million per year for the first ten years, with consumer price index adjustments for years eleven through fifteen, in exchange for a comprehensive collection of sponsorship and promotional rights associated with the stadium. Under the terms of an amendment to the original agreement, the Company is obligated to make a series of payments of $1.6 million per year through July 2015. The amendment to the original agreement reduced the Company’s future obligation by approximately $86.0 million. During fiscal 2002, significant reductions were made in corporate marketing, staff and related costs as part of an overall effort to reduce spending across all administrative functions.

General and Administrative Expenses:

	2002	As a % of Segment Net Revenue	2001	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$17,946	12%	$19,283	9%	$(1,337)	(7)%
Enterprise Software and Services	3,792	294%	7,021	741%	(3,229)	(46)%
Managed Application Services	4,075	66%	24,416	50%	(20,341)	(83)%
Portals	(1,935)	(30)%	10,231	54%	(12,166)	(119)%
Other	30,720	—	77,854	—	(47,134)	(61)%

Total	$54,598	32%	$138,805	49%	$(84,207)	(61)%

General and administrative expenses consisted primarily of compensation and other employee related costs, facilities costs, bad debt expense and fees for professional services. General and administrative expenses decreased in fiscal year 2002 as compared to the prior fiscal year, primarily due to headcount reductions, the consolidation of office space, reduced information systems costs, the cessation of the operations of NaviPath, MyWay, iCast, 1stUp, and ExchangePath, and the sale of Activate.

The decrease in general and administrative expenses within the eBusiness and Fulfillment segment was primarily the result of the sale of the Company’s majority interest in Signatures. The decrease in general and administrative expenses within the Enterprise Software and Services segment was primarily the result of significant reductions in payroll and other employee related expenses as a result of restructuring initiatives. The decrease in general and administrative expenses in the Managed Application Services segment was primarily due to the cessation of operations at NaviPath, 1stUp and ExchangePath, and the sale of Activate. The decrease in the general and administrative expenses within the Portals segment was primarily the result of closing the operations of MyWay and iCast, including a $6.3 million benefit from the finalization of estimates associated with the closing activities of MyWay and iCast. The decrease in the general and administrative expenses within the Other category, which includes certain corporate administrative functions such as legal, finance and business development which are not fully allocated to CMGI’s subsidiary companies, was primarily the result of a decrease in headcount-related expenses as part of an overall effort to reduce spending across all administrative functions.

Amortization of Intangible Assets and Stock-Based Compensation:

	2002	As a % of Segment Net Revenue	2001	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$2,194	1%	$23,694	11%	$(21,500)	(91)%
Enterprise Software and Services	4,591	356%	14,607	1,541%	(10,016)	(69)%
Managed Application Services	—	—	24,714	50%	(24,714)	(100)%
Portals	—	—	119,471	627%	(119,471)	(100)%
Other	(1,844)	—	218	—	(2,062)	(946)%

Total	$4,941	3%	$182,704	65%	$(177,763)	(97)%

Amortization of intangible assets and stock-based compensation consisted primarily of goodwill amortization expense related to acquisitions made during fiscal year 2000. Included within amortization of intangible assets and stock-based compensation expenses was approximately $0.2 million and $68.3 million of stock-based compensation for the fiscal year ended July 31, 2002 and 2001, respectively. The overall decrease in amortization of intangible assets was primarily the result of intangible asset impairment charges recorded during fiscal 2001. These impairment charges reduced the carrying amounts of goodwill and other intangible assets, to be amortized over their remaining useful lives.

The decrease in amortization of intangible assets and stock-based compensation within the eBusiness and Fulfillment segment in fiscal year 2002 was primarily the result of a decrease in the amortization of stock-based compensation due to the sale of the Company’s majority interest in Signatures. The decrease in amortization of intangible assets and stock-based compensation within the Enterprise Software and Services segment in fiscal year 2002, as compared to fiscal year 2001, was primarily the result of impairment charges recorded during fiscal year 2001 related to certain intangible assets of Equilibrium. The decrease in amortization of intangible assets and stock-based compensation within the Managed Application Services segment in fiscal year 2002 was primarily the result of impairment charges recorded during fiscal year 2001 related to Activate, which was sold in September 2001, and the cessation of operations at 1stUp. The decrease in amortization of intangible assets and stock-based compensation within the Portals segment primarily resulted from impairment charges recorded during fiscal year 2001 related to certain intangible assets of MyWay, and to a lesser extent iCast. Amortization of intangible assets within the Other category in the prior fiscal year includes a $2.1 million benefit related to goodwill amortization in connection with the deconsolidation of the Company’s former subsidiary Blaxxun. The Company adopted Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142 during the first quarter of fiscal 2003. In accordance with the provisions of these statements, as of August 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, and are subject to periodic impairment tests. Other intangible assets continue to be amortized over their estimated useful lives.

Impairment of Long-Lived Assets:

	2002	As a % of Segment Net Revenue	2001	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$—	—	$3,500	2%	$(3,500)	(100)%
Managed Application Services	—	—	58,754	120%	(58,754)	(100)%
Portals	154	2%	108,405	569%	(108,251)	(100)%
Other	2,328	—	—	—	2,328	100%

Total	$2,482	1%	$170,659	61%	$(168,177)	(99)%

During the fiscal years ended July 31, 2002 and 2001, the Company recorded impairment charges totaling approximately $2.5 million and $170.7 million, respectively. The decrease in impairment charges in fiscal 2002, as compared to fiscal 2001, within the eBusiness and Fulfillment segment was primarily the result of impairment charges recorded during fiscal year 2001 related to certain goodwill and intangible assets of SalesLink. The decrease in impairment charges within the Managed Application Services segment was primarily the result of impairment charges recorded during fiscal year 2001 related to Activate, which was sold in September 2001, and the cessation of operations at 1stUp and ExchangePath. The decrease in impairment charges within the Portals segment results primarily from impairment charges recorded during fiscal year 2001 related to certain intangible assets of MyWay, and to a lesser extent iCast. The impairment charge recorded within the Other category in fiscal 2002 of approximately $2.3 million was primarily due to the write-off of certain capitalized software costs, computer equipment and furniture and fixtures at the Company’s former headquarters.

Restructuring, net:

	2002	As a % of Segment Net Revenue	2001	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$(532)	(41)%	$2,041	215%	$(2,573)	(126)%
Managed Application Services	(16,668)	(271)%	67,438	137%	(84,106)	(125)%
Portals	6,131	94%	28,647	150%	(22,516)	(79)%
Other	7,951	—	11,081	—	(3,130)	(28)%

Total	$(3,118)	(2)%	$109,207	39%	$(112,325)	(103)%

The Company’s restructuring initiatives during fiscal 2002 and 2001 involved strategic decisions to exit certain businesses and to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries to increase operational efficiencies, improve margins and further reduce expenses. Severance charges include employee termination costs as a result of workforce reductions. Employees affected by the restructuring were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The asset impairment charges primarily relate to the write-off of property and equipment. The decrease in restructuring charges in fiscal 2002, as compared to fiscal 2001, is primarily the result of restructuring charges recorded during 2001 at the Company’s NaviPath, 1stUp, iCast and MyWay subsidiaries.

During fiscal 2002, the restructuring benefit in the Enterprise Software and Services segment related to the settlement by Equilibrium of certain contractual obligations for amounts less than originally estimated. The net restructuring benefit recorded during fiscal 2002 in the Managed Application Services segment primarily related to charges of approximately $4.1 million recorded by NaviPath, offset by a reversal of approximately $21.1 million of previously recorded restructuring charges at NaviPath. The restructuring charge recorded by NaviPath primarily related to severance costs and legal and other professional fees incurred in connection with the cessation of its operations. The restructuring benefit recorded by NaviPath related to the settlement by NaviPath of certain contractual purchase commitments, breakage fees and service contracts for amounts less than originally estimated. These original estimates were made based primarily on contractual termination clauses within the related contracts. The net restructuring charge incurred in the Portals segment primarily related to charges of approximately $6.8 million at MyWay related to the write-off of property and equipment and the termination of customer and vendor contracts, partially offset by a reversal of approximately $1.4 million of previously recorded restructuring charges at MyWay. The restructuring benefit recorded by MyWay related to the favorable settlement of contractual obligations for amounts less than originally estimated. Additionally, iCast recorded a restructuring charge of approximately $0.8 million in fiscal 2002 related to exit cost associated with a facility lease, beyond what had been previously recorded as a restructuring charge. The net restructuring charges incurred in the Other category of approximately $8.0 million primarily related to charges of approximately $6.2 million related to severance costs incurred in connection with the termination of approximately 70 employees at the Company’s corporate headquarters, the write-off of property and equipment and costs incurred to exit facility leases in Europe, partially offset by a restructuring benefit of approximately $0.5 million recorded by CMGI @Ventures related to the favorable negotiation of the termination of a real estate lease.

During fiscal 2001, the restructuring charges in the Enterprise Software and Services segment primarily related to restructuring initiatives at Equilibrium for charges related to contract terminations, employee severance costs, and asset impairment charges related to the write-off of property and equipment. The restructuring charges in the Managed Application Services segment during 2001 primarily related to charges of approximately $60.5 million at NaviPath for costs related to contract terminations and costs to exit facility and equipment leases and charges of $4.6 million at the Company’s 1stUp subsidiary for costs related to contract terminations, employee severance costs, and asset impairment charges related to the write-off of property and equipment. The restructuring charges in the Portals segment related to costs of $16.2 million and $12.4 million, respectively, at the Company’s MyWay and iCast subsidiaries for costs related to contract terminations, employee severance costs, and the write-off of certain property and equipment. During fiscal 2001, the restructuring charges incurred in the Other category primarily related to charges incurred at the Company’s corporate headquarters for contract terminations, costs to exit facility and equipment leases, and employee severance costs.

Other Income/Expense:

Interest income decreased $27.0 million to $14.4 million in fiscal year 2002 from $41.4 million in fiscal year 2001, reflecting decreased interest income associated with lower average cash and cash equivalent balances and lower interest rates in fiscal 2002 as compared to fiscal 2001.

Interest (expense) recovery, net totaled $22.0 million in fiscal 2002, compared to interest expense of $(41.6) million in fiscal 2001. The net recovery during fiscal 2002 primarily related to a fair market value adjustment of approximately $36.4 million related to the Company’s PCCW stock holdings, offset by interest expense related to the obligation to the former holders of the Series C Preferred Stock of $8.2 million, and interest expense of approximately $6.2 million related to the Company’s $220.0 million note payable to HP. The decrease in interest expense during fiscal 2002 as compared to fiscal 2001 was primarily the result of the fiscal 2001 payment in full of the $376.9 million principal balance on the notes issued in connection with the acquisition of Tallán, the settlement of underlying debt associated with the borrowing arrangement entered into in connection with a hedge of the Company’s investment in Yahoo! common stock and the retirement of the $220.0 million notes payable to Compaq Computer Corporation, now Hewlett-Packard (HP), in November of 2001.

In connection with the repurchase of the outstanding shares of its Series C Preferred Stock in November 2001, the Company incurred an obligation to deliver approximately 448.3 million shares of its PCCW stock holdings to the Series C Preferred Stockholders no later than December 2, 2002. On December 2, 2002 the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW stock to the Series C Preferred Stockholders. Prior to the satisfaction of the obligation to the deliver the shares, the Company had accounted for the 448.3 million shares of PCCW stock as a trading security and the liability related to the obligation to deliver the PCCW stock as a current note payable, both of which were carried at market value. Changes in the fair value of the PCCW stock and the note payable have been recorded in the consolidated statements of operations as Other losses, net and as adjustments to interest expense, respectively.

Other losses, net decreased $254.0 million to ($68.0) million in fiscal 2002 from ($322.0) million in fiscal 2001. Other losses, net of ($68.0) million during fiscal 2002 primarily consisted of a pre-tax loss of ($31.9) million on the sale of certain marketable securities, a ($21.4) million loss from the sale of the Company’s Activate subsidiary, a pre-tax loss of approximately ($44.7) million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates, a pre-tax loss of approximately ($20.7) million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in marketable securities, offset by a pre-tax gain of approximately $53.9 million on the arrangement that hedged the Company’s investment in Yahoo! common stock which was settled during fiscal 2002.

Other losses, net of ($322.0) million during fiscal 2001 primarily consisted of a pre-tax loss of approximately ($498.3) million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in marketable securities, a pre-tax loss of approximately ($148.9) million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates, a pre-tax loss of approximately ($18.5) million related to the sale of the Company’s majority interest in Signatures, Inc. offset by a pre-tax gain of approximately $48.2 million on the arrangement that hedged the Company’s investment in Yahoo! common stock and a pre-tax gain of approximately $289.8 million on the sale of certain marketable securities.

Equity in losses of affiliates, net resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating losses and amortization of the Company’s net excess investment over its equity in each affiliate’s net assets is included in equity in losses of affiliates. Equity in losses of affiliates decreased $30.3 million to $15.4 million in fiscal 2002, from $45.7 million in 2001, primarily as a result of a decreased number of investments accounted for under the equity method as compared to the prior fiscal year. The Company expects its affiliate companies to continue to invest in the development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Minority interest during fiscal 2002 was $0. Minority interest of $44.9 million during fiscal 2001 related to the Company’s MyWay and NaviPath subsidiaries.

Income Tax Expense / Benefit:

Income tax benefit attributable to continuing operations recorded for the twelve months ended July 31, 2002 was approximately $7.1 million. Income tax benefit for the twelve months ended July 31, 2002 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax loss primarily as a result of non-deductible goodwill amortization and impairment charges, valuation allowances recognized on deferred tax assets, and utilization of net operating loss from fiscal year 2001 due to a change in the tax law. During the twelve months ended July 31, 2002, the Company recorded net tax benefit of approximately $7.1 million, primarily attributable to the tax expense related to the recognition of a valuation allowance to continuing operations due to the reduction in expected future taxable income related to unrealized gains in “Accumulated other comprehensive income (loss)”, net of tax benefit related to a change in the tax law, allowing for a portion of the fiscal year 2002 and 2001 net operating losses to be carried back up to five years against its U.S. federal taxable income reported in earlier years. The Company received $31.8 million in refunds during the fiscal year 2002.

Income tax expense attributable to continuing operations recorded for the twelve months ended July 31, 2001 was approximately $12.2 million. Income tax expense for the twelve months ended July 31, 2001 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax loss primarily as a result of non-deductible goodwill amortization and impairment charges, state taxes and valuation allowances recognized on deferred tax assets. During the year ended July 31, 2001, the Company recorded a valuation allowance against its gross deferred tax assets not expected to be utilized as it was more likely than not that these assets would not be realized in future years. See Note 20 of the Notes to Consolidated Financial Statements included in Item 8 below.

Extraordinary Item:

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

Discontinued Operations:

During the fiscal year ended July 31, 2003, the Company divested of a number of its operating companies, certain of which have been accounted for as discontinued operations. On September 9, 2002, the Company sold all of its equity and debt ownership interests in Engage. On September 11, 2002, the Company sold all its equity and debt ownership interests in NaviSite. On February 28, 2003, InfoUSA acquired Yesmail in a cash merger. On March 7, 2003, the Company sold all of its equity interests in Tallán. On April 25, 2003 and April 2, 2003, respectively, AltaVista and uBid sold substantially all of their assets and business operations. During the three months ended April 30, 2003, ProvisionSoft, a majority-owned operating company of CMGI ceased operations. As a result, each of these entities has been reported as discontinued operations for all periods presented.

The loss from discontinued operations for the fiscal year ended July 31, 2003 was $81.6 million. The loss from discontinued operations included revenues from discontinued operations of $168.8 million, total expenses of $374.9 million, and an operating loss of $206.1 million. The $206.1 million operating loss from discontinued operations was partially offset by a net gain on divestitures of $124.5 million. The net gain on divestitures included a $16.5 million loss on the Company’s sale of its equity and debt interests in Engage, a $2.3 million gain on the Company’s sale of its equity and debt interests in NaviSite, a $99.4 million gain by AltaVista on its sale of its assets and business operations, a $1.6 million gain on the Company’s sale of its equity interests in Yesmail, the recognition of minority interest of approximately $35.7 million upon the cessation of operations of ProvisionSoft, and a $1.9 million gain on the Company’s sale of its equity interests in Tallán and a $0.1 million gain by uBid on its sale of its assets and business operations.

The loss from discontinued operations for the fiscal year ended July 31, 2002 was $540.7 million. The loss from discontinued operations included revenues of $583.8 million and total expenses of $1,124.5 million. The $540.7 million loss from discontinued operations included impairment and restructuring charges of $139.5 million and $26.7 million, respectively.

The loss from discontinued operations for the fiscal year ended July 31, 2001 was $4,514.3 million. The loss from discontinued operations included revenues of $963.0 million and total expenses of $5,477.3 million. The $4,514.3 million loss from discontinued operations included impairment and restructuring charges of $3,192.7 million and $108.0 million, respectively.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of investments in subsidiary and affiliate entities and borrowings from lending institutions. As of July 31, 2003, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $196.9 million and available-for-sale securities of $79.2 million. Additionally, the Company’s SalesLink subsidiary has a revolving bank credit facility of $23.0 million and an outstanding $6.3 million term loan. In July 2003, SalesLink amended its revolving credit facility and its term loan which has a term ending in June 2004. Advances under the credit facility may be in the form of loans or letters of credit. The credit facility includes restrictive covenants, all of which SalesLink was in compliance with at July 31, 2003. These covenants include liquidity and profitability measures and restrictions that limit the ability of SalesLink to merge, acquire or sell assets without prior approval from the bank. At July 31, 2003, approximately $12.3 million of SalesLink’s credit facility had been reserved in support of outstanding letters of credit. The remaining available borrowings were $10.7 million. The Company’s working capital at July 31, 2003 increased to approximately $204.7 million compared to $203.9 million at July 31, 2002.

At July 31, 2003, the Company’s available-for-sale securities consisted primarily of shares of Overture Services, Inc. (Overture) common stock held by AltaVista and valued at approximately $76.0 million. Subsequent to July 31, 2003, AltaVista sold its Overture shares for approximately $75.5 million.

Net cash used for operating activities of continuing operations was $66.6 million in fiscal 2003, $94.3 million in fiscal 2002 and $366.0 million in fiscal 2001. Cash used for operating activities of continuing operations represents net income (loss) as adjusted for non-cash items. In fiscal 2003, non-cash items primarily included depreciation, amortization and impairment charges of $11.3 million, restructuring charges of $14.4 million, the realization of cumulative translation adjustment of $5.0 million related to the Company’s European operations, and non-operating losses, net of $31.8 million. In fiscal 2002, non-cash items primarily included depreciation, amortization and impairment charges of $21.7 million, equity in loss of affiliates of $15.4 million, and non-operating gains, net of $102.1 million. In fiscal 2001, non-cash items primarily included depreciation, amortization and impairment charges of $377.1 million, equity in loss of affiliates of $45.7 million non-operating losses, net of $151.1 million, and minority interest of $44.9 million.

Investing activities of continuing operations provided cash of $97.1 million in fiscal 2003, used cash of $6.9 million in fiscal 2002, and provided cash of $855.8 million in fiscal 2001. The $97.1 million of cash provided from investing activities of continuing operations in fiscal 2003 primarily included $64.7 million in cash proceeds from AltaVista’s sale of substantially all of its assets and business operations, and the subsequent sale by AltaVista of a portion of the Overture common stock received from the transaction, $7.1 million of cash proceeds from the Company’s sale of Tallán, $5.0 million of cash proceeds from the Company’s sale of Yesmail, $15.4 million of cash proceeds related to the acquisition of Vicinity by Microsoft, and $8.0 million of cash proceeds that the Company received from the sale of its minority interest in Signatures, partially offset by $4.0 million in capital expenditures. The $6.9 million of cash used for investing activities of continuing operations in fiscal 2002 primarily included $16.7 million of cash used for capital expenditures, $40.3 million of cash used for acquisitions, and $11.2 million of cash used for investments in affiliates. These expenditures were partially offset by $57.9 million of cash provided from the sale of marketable security investments. The $855.8 million of cash provided by investing activities of continuing operations in fiscal 2001 primarily included $56.5 million of cash used for capital expenditures, $9.6 million of cash used for acquisitions, and $73.5 million of cash used for investments in affiliates. These expenditures were offset by $995.7 million of cash provided from the sale of marketable security investments.

Financing activities of continuing operations provided cash of $0.2 million in fiscal 2003, used cash of $176.3 million in fiscal 2002, and provided cash of $6.7 million in fiscal 2001. The $0.2 million of cash provided by financing activities of continuing operations in fiscal 2003 primarily included $1.2 million of proceeds from the issuance of common stock, partially offset by $1.0 million of payments of long-term debt. The $176.3 million of cash used for financing activities of continuing operations in fiscal 2002 primarily included $75.0 million of payments of notes payable and $100.3 million of payments to retire the Company’s Series C Convertible Preferred Stock obligations. The $6.7 million of cash provided by financing activities of continuing operations in fiscal 2001 primarily included $19.1 million of proceeds from the issuance of common stock, partially offset by $6.6 million of payments of long-term debt, $1.9 million in payments of notes payable and $1.8 million of payment s related to capital lease obligations.

Cash used for discontinued operations totaled $29.9 million, $118.6 million and $244.5 million for fiscal years 2003, 2002 and 2001, respectively.

The Company believes that its existing working capital will be sufficient to fund its operations, investments and capital expenditures for at least the next twelve months. Should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Financing Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventories, investments, intangible assets, income taxes, restructuring, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

The Company has identified the accounting policies below as the policies most critical to its business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Our critical accounting policies are as follows:

•	Revenue recognition

•	Excess and obsolete inventory

•	Restructuring expenses

•	Loss contingencies

•	Accounting for impairment of long-lived assets, goodwill and other intangible assets

•	Investments

•	Income Taxes

Revenue Recognition.    The Company derives its revenue primarily from the sale of products and literature fulfillment services, supply chain management services, and other services. Revenues are recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions, the Company applies the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition.” The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company also applies the provisions of Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross vs. net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

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

Restructuring Expenses.    For restructuring plans implemented prior to December 31, 2002, the Company assessed the need to record restructuring charges in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The Company also applies EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and Staff Accounting Bulletin (SAB) No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. The Company records liabilities that primarily include the estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations, bandwidth agreements and other service contracts. These estimates are based on the remaining amounts due under various contractual agreements, adjusted for any anticipated contract cancellation penalty fees or any anticipated or unanticipated event or changes in circumstances that would reduce these obligations. The settlement of these liabilities could differ materially from recorded amounts. In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. The provisions of this Statement have been applied by the Company to exit or disposal activities that were initiated after December 31, 2002.

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

On August 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives.

Under the provisions of SFAS No. 142, the Company was required to perform transitional goodwill impairment tests as of August 1, 2002 within the first six months of adopting the standard. The Company completed the transitional goodwill impairment tests during the fiscal quarter ended January 31, 2003 and concluded that goodwill was not impaired. In order to complete the transitional goodwill impairment tests as required by SFAS No. 142, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. In accordance with the provisions of SFAS No. 142, the Company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Based on the provisions of the standard, the Company has determined that it has one reporting unit for purposes of goodwill impairment testing. The Company determined the fair value of this reporting unit and compared it to the reporting unit’s carrying amount using a third party valuation report. The Company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future. Additionally, the Company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. The Company performed its annual impairment test during the fourth quarter of fiscal 2003 and concluded Goodwill was not impaired. At July 31, 2003 the Company’s carrying value of goodwill totaled $22.1 million.

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

The Company also maintains interests in several privately held companies through its various venture capital funds. These venture funds (“CMGI @Ventures”) invest in early-stage technology companies. These equity investments are generally made in connection with a round of financing with other third-party investors. At July 31, 2003, the Company had approximately $19.0 million of equity investments in privately held companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates” in the Company’s Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes, and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $28.2 million, $44.7 million and

$148.9 million in fiscal years ended 2003, 2002 and 2001, respectively. These impairment losses are reflected in “Other gains (losses), net” in the Company’s Consolidated Statements of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. For example, if the current weak investing environment continues throughout fiscal 2004, we may incur additional impairments to our equity investments in privately held companies, which could have an adverse impact on our future results of operations.

At the time an equity method investee sells its stock to unrelated parties at a price in excess of its book value, the Company’s net investment in that affiliate increases. If at that time, the affiliate is not a newly formed, non-operating entity, or a research and development company, start-up or development stage company, and if there is no question as to the affiliate’s ability to continue in existence, the Company records the increase as a gain in its Consolidated Statements of Operations.

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2003 and 2002, respectively, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax exposures in the U.S. and other tax jurisdictions. The settlement of these estimated liabilities could differ materially from recorded amounts.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 applies to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after  December 15, 2001. Under these statements, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. The Company adopted SFAS No. 142 on August 1, 2002 (See Note 9).

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. The provisions of this Statement are required to be applied to exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after  December 31, 2002. The application of the requirements of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 during the third quarter of fiscal 2003.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (“VIEs”). This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which an interest is acquired after that date. Effective January 31, 2004, it also applies to VIEs in which an interest is acquired before February 1, 2003. The Company may apply the Interpretation prospectively with a cumulative effect adjustment as of January 31, 2004, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The application of the requirements of FIN 46 has not had a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into or modified any financial instruments covered by this statement after May 31, 2003 and the application of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

CONTRACTUAL OBLIGATIONS

In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium, for a period of fifteen years. In August 2002, the Company finalized an agreement with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and remains obligated for a series of annual payments of $1.6 million per year through 2015.

On July 31, 2003, SalesLink amended its Loan and Security Agreement (the Amended Loan Agreement) with a bank. The new agreement provides a revolving credit facility not to exceed $23.0 million and a term loan facility of $6.3 million. Interest on either the revolving credit facility or the term loan facility is based on Prime or LIBOR rates plus an applicable margin. The effective interest rate was 3.375% at July 31, 2003. As of July 31, 2003, approximately $12.3 million of SalesLink’s revolving credit facility had been reserved in support of outstanding letters of credit. Approximately $10.7 million of the credit facility was available at July 31, 2003. The entire $6.3 million term loan facility was outstanding as of July 31, 2003. All borrowings under the Amended Loan Agreement mature on June 30, 2004.

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through June 2015. Future minimum payments as of July 31, 2003 are as follows:

Contractual Obligations	Total	Less than 1 year	1–3 years	4 –5 years	After 5 years
	(in thousands)
Operating leases	$43,666	$9,625	$15,706	$10,205	$8,130
Stadium obligations	19,200	1,600	3,200	3,200	11,200
Other debt obligations	8,295	6,622	312	312	1,049

Total	$71,161	$17,847	$19,218	$13,717	$20,379

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $2.5 million.

Total rent and equipment lease expense charged to continuing operations was approximately $14.3 million, $29.6 million, and $49.1 million for the years ended July 31, 2003, 2002 and 2001, respectively.

From time to time the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. As of July 31, 2003, the Company had outstanding guarantees of subsidiary indebtedness totaling approximately $14.8 million.

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

CMGI may not be profitable in the future and risks depleting its working capital.

During the fiscal year ended July 31, 2003, CMGI had an operating loss of approximately $92.4 million. CMGI anticipates that it will continue to incur significant operating expenses in the future, including significant costs of revenue, selling, general and administrative and impairment and restructuring expenses. CMGI also has significant commitments and contingencies, including with respect to real estate, machinery and equipment leases, continuing stadium sponsorship obligations, and guarantees entered into by CMGI on behalf of itself and current and former operating companies. As a result, CMGI expects to continue to incur significant operating expenses and can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. CMGI may also use significant amounts of cash to fund growth and expansion of its operations, including through acquisition. CMGI may also incur significant costs and expenses in connection with pending and future litigation. At July 31, 2003, CMGI had consolidated cash, cash equivalents and marketable securities balance of approximately $276.1 million. If CMGI is unable to reach and sustain profitability, it risks depleting its working capital balances and its business will be materially adversely affected.

CMGI derives substantially all of its revenue from a small number of customers and the loss of any of those customers could significantly damage CMGI’s business.

A limited number of customers account for substantially all of CMGI’s consolidated net revenue and the loss of any one or more of these customers would cause its revenue to decline below expectations. One customer, Hewlett-Packard, accounted for approximately 74% of CMGI’s consolidated net revenue for fiscal 2003. Nearly all of the revenues of SL Supply Chain are accounted for by sales to Hewlett-Packard and Microsoft and of Microsoft products. Similarly, nearly all of the revenues of SalesLink are accounted for by sales to a limited number of customers. CMGI currently does not have any agreements which obligate any customer to buy a minimum amount of products or services from CMGI or any subsidiary, or to designate CMGI or any subsidiary as its sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard or Microsoft, or any other key customer, would have a material adverse effect on CMGI. CMGI believes that it will continue to derive the vast majority of its operating revenue from sales to a small number of customers. There can be no assurance that CMGI’s revenue from key customers will not decline in future periods.

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

CMGI from time to time seeks opportunities to provide capital to support CMGI’s operations and growth through the selective sale of investments or minority or majority interests in subsidiaries or affiliates to outside investors. In recent years, CMGI has generally financed its operations with proceeds from selling shares of stock of companies in which CMGI had invested directly or through its venture capital affiliates. The aggregate holdings and market value of the shares of stock held by CMGI has declined significantly over the past three years, due to market conditions and continued sales. At July 31, 2003, on a consolidated basis, CMGI held approximately $79.2 million in available-for-sale securities, including $76.0 million of Overture common stock held by AltaVista. Subsequent to July 31, 2003, AltaVista sold all such shares of Overture common stock. Market and other conditions largely beyond CMGI’s control may affect its ability to engage in future sales of such securities, the timing of any such sales, and the amount of proceeds therefrom. Even if CMGI is able to sell any such securities in the future, CMGI may not be able to sell at favorable prices or on favorable terms. In addition, this funding source may not be sufficient in the future, and CMGI may need to obtain funding from outside sources. However, CMGI may not be able to obtain funding from outside sources. In addition, even if CMGI finds outside funding sources, CMGI may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of CMGI’s common stock. CMGI may also be required to take other actions, which may lessen the value of its common stock or dilute its common stockholders, including borrowing money on terms that are not favorable to CMGI or issuing additional shares of common stock. If CMGI experiences difficulties raising money in the future, its business will be materially adversely affected.

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

CMGI expects that the sales of its operating companies will be denominated predominantly in United States dollars. As a result, an increase in the value of the United States dollar relative to other currencies may make the products and services of its operating companies more expensive and, therefore, potentially less competitive in international markets. As CMGI’s operating companies increase their international sales, their total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

CMGI is subject to risks of operating internationally.

CMGI’s success depends, in part, on the Company’s ability to manage and expand its international operations. Failure to expand its international sales and fulfillment activities could limit the Company’s ability to grow.

The Company currently conducts business in Taiwan, Singapore, Ireland, the Netherlands and certain other foreign locations, in addition to the Company’s North American operations. Sales outside North America accounted for 37%, 11% and 13% of the Company’s total revenue for 2003, 2002 and 2001. There are certain risks inherent in conducting international operations, including:

•	added fulfillment complexities in operations, including multiple languages, currencies, bills of materials and stock keeping units;

•	exposure to currency fluctuations and repatriation complexities and delays;

•	longer payment cycles;

•	greater difficulties in accounts receivable collections;

•	the complexity of ensuring compliance with multiple U.S. and foreign laws, particularly differing laws on intellectual property rights and export control; and

•	labor practices, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences.

If CMGI is unable to manage these risks, our international sales may decline and our financial results may be adversely affected.

International laws and regulations may result in unanticipated costs and litigation.

CMGI’s plans to expand international operations will increase the Company’s exposure to international laws and regulations. Noncompliance with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, could result in unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate the Company’s products and services or levy sales or other taxes relating to its activities. In addition, foreign countries may impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult to conduct its business.

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

CMGI intends to continue to expand its business in certain areas through the acquisition of businesses, technologies, products and services from other businesses. Acquisitions involve a number of special problems, including:

•	the need to incur additional debt or use cash in order to consummate the acquisition;

•	difficulty integrating acquired technologies, operations and personnel with the existing businesses;

•	diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	the funding requirements for acquired companies may be significant;

•	exposure to unforeseen liabilities of acquired companies;

•	increased risk of costly and time-consuming litigation, including stockholder lawsuits;

•	potential issuance of securities in connection with an acquisition with rights that are superior to the rights of holders of CMGI’s common stock, or which may have a dilutive effect on the common stockholders; and

•	the requirement to record potentially significant additional future operating costs for the amortization of intangible assets.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company’s available-for-sale securities at July 31, 2003 primarily consisted of investments in companies in the Internet and technology industries which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the equity component of the Company’s available-for-sale securities portfolio as of July 31, 2003, would result in an approximate $15.8 million decrease in the fair value of the Company’s available-for-sale securities. Subsequent to July 31, 2003, AltaVista sold all of its shares of Overture Services, Inc., which comprised 96% of marketable securities at July 31, 2003. See Note 24 to the Notes to Consolidated Financial Statements included in Item 8 below.

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

The Company from time to time uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic or market exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At July 31, 2003, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rate (EURIBOR) interest rate on its outstanding borrowing arrangements.

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

We have audited the accompanying consolidated balance sheets of CMGI, Inc. and subsidiaries as of July 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMGI, Inc. and subsidiaries as of July 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boston,	Massachusetts
September	24, 2003

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2003	July 31, 2002
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$196,916	$196,099
Available-for-sale securities	79,151	10,327
Trading security	—	94,271
Accounts receivable, trade, net of allowance for doubtful accounts of $996 and $2,299 at July 31, 2003 and 2002, respectively	55,209	38,739
Inventories	30,475	32,177
Prepaid expenses and other current assets	22,154	17,241
Current assets of discontinued operations	1,876	153,245
Deferred loss on disposal of subsidiary	—	31,869

Total current assets	385,781	573,968

Property and equipment, net	8,598	29,544
Investments in affiliates	19,470	57,770
Goodwill	22,122	24,341
Other assets	19,295	34,307
Non-current assets of discontinued operations	75	190,337

	$455,341	$910,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$94,271
Current installments of long-term debt	6,622	1,370
Accounts payable	39,254	20,970
Accrued restructuring	9,268	22,393
Accrued income taxes	95,653	93,515
Accrued expenses	28,956	35,576
Other current liabilities	1,081	2,202
Current liabilities of discontinued operations	214	99,792

Total current liabilities	181,048	370,089

Long-term debt, less current installments	1,673	7,890
Other long-term liabilities	23,338	12,347
Non-current liabilities of discontinued operations	1,805	102,460
Minority interest	465	785
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding as of July 31, 2003 and July 31, 2002	—	—
Common stock, $0.01 par value per share. Authorized 1,405,000,000 shares; issued and outstanding 395,591,493 shares at July 31, 2003 and 392,679,011 shares at July 31, 2002	3,956	3,926
Additional paid-in capital	7,296,230	7,293,505
Accumulated deficit	(7,096,760)	(6,880,452)

Accumulated other comprehensive income (loss)	43,586	(283)

Total stockholders’ equity	247,012	416,696

	$455,341	$910,267

see accompanying notes to consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended July 31,
	2003	2002	2001
Net revenue	$436,987	$168,476	$280,840
Operating expenses:
Cost of revenue	403,883	152,140	351,015
Research and development	332	4,732	25,347
In-process research and development	—	—	762
Selling	6,792	28,357	62,590
General and administrative	62,336	54,598	138,805
Amortization of intangible assets and stock-based compensation	218	4,941	182,704
Impairment of long-lived assets	456	2,482	170,659
Restructuring, net	55,348	(3,118)	109,207

Total operating expenses	529,365	244,132	1,041,089

Operating loss	(92,378)	(75,656)	(760,249)

Other income (expense):
Interest income	3,396	14,387	41,438
Interest (expense) recovery, net	321	22,029	(41,625)
Gains on issuance of stock by subsidiaries and affiliates	—	—	121,794
Other losses, net	(41,317)	(67,983)	(322,033)
Equity in losses of affiliates, net	(1,774)	(15,408)	(45,661)
Minority interest	319	—	44,902

	(39,055)	(46,975)	(201,185)

Loss from continuing operations before income taxes and extraordinary item	(131,433)	(122,631)	(961,434)
Income tax expense (benefit)	3,249	(7,096)	12,171

Loss from continuing operations before extraordinary item	(134,682)	(115,535)	(973,605)
Discontinued operations, net of income taxes:
Loss from discontinued operations	(81,626)	(540,664)	(4,514,315)
Extraordinary gain on retirement of debt, net of income taxes	—	131,281	—

Net loss	(216,308)	(524,918)	(5,487,920)
Preferred stock accretion	—	(2,301)	(7,499)
Gain on repurchase of Series C Convertible Preferred stock	—	63,505	—

Net loss available to common stockholders	$(216,308)	$(463,714)	$(5,495,419)

Basic and diluted earnings (loss) per share available to common stockholders:
Loss from continuing operations before extraordinary item	$(0.34)	$(0.14)	$(2.97)
Loss from discontinued operations	(0.21)	(1.43)	(13.70)
Extraordinary gain on retirement of debt, net of income taxes	—	0.35	—

Net loss available to common stockholders	$(0.55)	$(1.22)	$(16.67)

Shares used in computing basic and diluted earnings (loss) per share:	393,455	379,800	329,623

see accompanying notes to consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Deferred compensation	Accumulated deficit	Total stockholders’ equity
Balance at July 31, 2000 (296,487,502 shares)	$2,965	$6,191,272	$495,671	$(45,202)	$(857,814)	$5,786,892
Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(5,487,920)	(5,487,920)
Other comprehensive income:
Net unrealized holding loss arising during period	—	—	(638,243)	—	—	(638,243)
Less: Reclassification adjustment for net realized losses included in net loss	—	—	160,254	—	—	160,254

Total comprehensive loss	—	—	—	—	—	(5,965,909)

Preferred stock accretion	—	—	—	—	(7,499)	(7,499)
Issuance of common stock pursuant to employee stock purchase plans and stock options (4,059,413 shares)	40	11,986	—	—	—	12,026
Issuance of common stock for investments and payments on notes payable and long-term debt (46,178,489 shares)	462	963,473	—	—	—	963,935
Amortization of deferred compensation	—	—	—	44,911	—	44,911
Tax benefit of stock option exercises and reduction of previously recorded benefits, net	—	(29,587)	—	—	—	(29,587)
Effect of subsidiaries’ equity transactions, net	—	2,078	—	—	—	2,078

Balance at July 31, 2001 (346,725,404 shares)	$3,467	$7,139,222	$17,682	$(291)	$(6,353,233)	$806,847

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(in thousands, except share amounts)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Deferred compensation	Accumulated deficit	Total stockholders’ equity
Balance carried forward from previous page at July 31, 2001 (346,725,404 shares)	$3,467	$7,139,222	$17,682	$(291)	$(6,353,233)	$806,847
Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(524,918)	(524,918)
Other comprehensive income:
Net unrealized holding loss arising during period	—	—	(18,160)	—	—	(18,160)
Less: Reclassification adjustment for net realized losses included in net loss	—	—	1,257	—	—	1,257
Net unrealized foreign currency translation adjustment arising during the period	—	—	(1,062)	—	—	(1,062)

Total comprehensive loss	—	—	—	—	—	(542,883)

Preferred stock accretion	—	—	—	—	(2,301)	(2,301)
Gain on repurchase of Series C Convertible Preferred stock and related issuance of common stock (34,701,034 shares)	347	154,070	—	—	—	154,417
Issuance of common stock pursuant to employee stock purchase plans and stock options (1,068,242 shares)	11	1,081	—	—	—	1,092
Issuance of common stock and payments on notes payable and long-term debt (10,117,664 shares)	101	21,186	—	—	—	21,287
Amortization of deferred compensation	—	(182)	—	291	—	109
Effect of subsidiaries’ equity transactions, net	—	(21,872)	—	—	—	(21,872)

Balance at July 31, 2002 (392,679,011 shares)	$3,926	$7,293,505	$(283)	$—	$(6,880,452)	$416,696

Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(216,308)	(216,308)
Other comprehensive income:
Net unrealized holding gain arising during period	—	—	50,229	—	—	50,229
Less: Reclassification adjustment for net realized gain included in net loss	—	—	(7,444)	—	—	(7,444)
Foreign currency translation adjustment arising during the period	—	—	1,084	—	—	1,084

Total comprehensive loss	—	—	—	—	—	(172,439)

Issuance of common stock pursuant to employee stock purchase plans and stock options (2,163,353 shares)	22	1,169	—	—	—	1,191
Issuance of common stock for lease buyout (750,000 shares)	8	1,335	—	—	—	1,343
Other	—	221	—	—	—	221

Balance at July 31, 2003 (395,591,493 shares)	$3,956	$7,296,230	$43,586	$—	$(7,096,760)	$247,012

see accompanying notes to consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended July 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(216,308)	$(524,918)	$(5,487,920)
Loss from discontinued operations	(81,626)	(540,664)	(4,514,315)

	(134,682)	15,746	(973,605)
Adjustments to reconcile net loss to cash used for continuing operations:
Depreciation, amortization and impairment charges	11,257	21,700	377,149
Realization of cumulative translation adjustment	5,026	—	—
Deferred income taxes	—	12,623	(10,977)
Non-cash restructuring charges	14,419	5,209	6,728
Non-operating (gains) losses, net	31,836	(102,064)	151,054
Equity in losses of affiliates	1,774	15,408	45,661
Deferred loss on sale of subsidiary	—	(31,869)	—
Minority interest	(319)	—	(44,902)
In-process research and development	—	—	762
Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
Trade accounts receivable	(16,810)	15,906	4,393
Inventories	1,632	7,949	(1,418)
Prepaid expenses and other current assets	(5,432)	14,102	3,425
Accounts payable, accrued restructuring and expenses	(9,461)	(83,300)	157,081
Refundable and accrued income taxes, net	3,249	17,903	(28,611)
Tax benefit from exercise of stock options	—	—	(29,587)
Other assets and liabilities	30,892	(3,563)	(23,117)

Net cash used for operating activities of continuing operations	(66,619)	(94,250)	(365,964)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(3,973)	(16,663)	(56,523)
Net proceeds from maturities of (purchases of) available-for-sale securities, net and liquidation of stock investments	27,132	57,874	995,679
Cash impact of acquisitions and divestitures of subsidiaries, net	66,620	(40,276)	(9,576)
Net investments in affiliates	7,286	(11,200)	(73,540)
Other, net	—	3,384	(240)

Net cash provided by (used for) investing activities of continuing operations	97,065	(6,881)	855,800

Cash flows from financing activities of continuing operations:
Net payments of notes payable	—	(75,000)	(1,880)
Net payments of long-term debt	(965)	(457)	(6,645)
Payment for retirement of Series C Convertible Preferred Stock	—	(100,301)	—
Net proceeds from issuance of common stock	1,191	1,092	19,054
Other	—	(1,641)	(3,840)

Net cash provided by (used for) financing activities of continuing operations	226	(176,307)	6,689

Net cash used for discontinued operations	(29,855)	(118,584)	(244,487)
Net increase (decrease) in cash and cash equivalents	817	(396,022)	252,038
Cash and cash equivalents at beginning of year	196,099	592,121	340,083

Cash and cash equivalents at end of year	$196,916	$196,099	$592,121

see accompanying notes to consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    NATURE OF OPERATIONS

CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”) provides technology and e-commerce solutions that help businesses market, sell and distribute their products and services. CMGI offers targeted solutions including industry-leading global supply chain management and web-based distribution and fulfillment. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in Delaware in 1986. CMGI’s address is 425 Medford Street, Charlestown, Massachusetts 02129.

CMGI’s business strategy over the years has led to the development, acquisition and operation of majority-owned subsidiaries focused on technology and supply chain management services, as well as the strategic investment in other companies that have demonstrated synergies with CMGI’s core businesses. The Company’s strategy also envisions and promotes opportunities for synergistic business relationships among its subsidiaries, investments and affiliates. The Company expects to continue to develop and refine its product and service offerings, and to continue to pursue the development or acquisition of, or the investment in, additional companies and technologies. See Notes 4 and 8 for a description of the Company’s recent development through divestitures and merger and acquisition activities.

The Company’s current operating subsidiaries have been classified in one operating segment: eBusiness and Fulfillment. CMGI’s eBusiness and Fulfillment companies work across the full eBusiness value chain to deliver goods from the manufacturer to the customer by applying state-of-the-art technology to provide inventory and supply chain management, and fulfillment services.

In addition, CMGI’s affiliated venture capital arm is comprised of venture capital funds that focus on investing in technology companies.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements of the Company include the results of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for investments in businesses in which it owns less than 50% using the equity method, if the Company has the ability to exercise significant influence over the investee company. All other investments for which the Company does not have the ability to exercise significant influence or for which there is not a readily determinable market value, are accounted for under the cost method of accounting. Certain amounts for prior periods have been reclassified to conform to current year presentations.

Certain costs related to the purchase price of products sold, inbound and outbound shipping charges, packing supplies and other costs associated with marketplace business of the Company’s eBusiness and Fulfillment segment are classified as cost of revenue.

Revenue Recognition

The Company derives its revenue primarily from the sale of product and literature fulfillment services, supply chain management services, and other services. Revenue is recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions the

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company applies the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition.” The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company also applies the provisions of Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross vs. net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and who bears general inventory risk. The Company records all shipping and handling fees billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.”

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

Foreign Currency Translation

Assets and liabilities of international subsidiaries, whose functional currency is the local currency, are translated at the rates in effect at the balance sheet date. Statement of operations amounts are translated at the average rate for the year. Resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in other gains and (losses), net. Net foreign currency transaction gains (losses) were ($447,000), $1,794,000 and ($4,000) for the years ended July 31, 2003, 2002 and 2001, respectively.

Cash Equivalents and Statement of Cash Flows Supplemental Information

Highly liquid investments with original maturities of three months or less at the time of acquisition are considered cash equivalents.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	Years Ended July 31,
	2003	2002	2001
	(in thousands)
Interest	$1,507	$547	$1,197

Income taxes	$332	$963	$17,344

Portions of the consideration for acquisitions of businesses by the Company, or its subsidiaries, during fiscal years 2002 and 2001 included the issuance of shares of the Company’s common stock and the issuance of seller’s notes (see Note 14).

During fiscal 2003, significant non-cash activities primarily included the receipt by the Company of common stock and notes as a portion of the total consideration for certain of the Company’s fiscal 2003 divestitures. The non-cash consideration received by the Company as part of its divestiture activity included the following: In September 2002, the Company received 131,579 shares of ClearBlue Technologies common stock in connection with the NaviSite divestiture. In March 2003, the Company received a $3.0 million note in connection with the Tallán divestiture. In April 2003, AltaVista received approximately 4.3 million shares of Overture Services, Inc. common stock in connection with its divestiture of substantially all of its assets and business operations, and uBid received a $2.0 million note in connection with its sale of substantially all of its assets and business operations. See Note 4 for further discussion of the Company’s fiscal 2003 divestiture activities. Also during fiscal 2003, the Company settled its lease obligation related to its former corporate headquarters facility for consideration that included the issuance of 750,000 shares of the Company’s common stock.

During fiscal 2002, significant non-cash activities included the Company’s repurchase of all of the outstanding shares of its Series C Convertible Preferred Stock for approximately 34.7 million shares of the Company’s common stock as well as additional consideration (see Note 16). The Company also issued approximately 5.4 million shares of its common stock as payment for the first quarter fiscal 2002 interest on its note payable to Hewlett-Packard Company (HP). During fiscal 2002, the Company also reached an agreement with HP in which HP agreed to deem the Company’s $220.0 million in face amounts of notes payable, plus the accrued interest thereon, paid in full in exchange for approximately 4.5 million shares of CMGI common stock, CMGI’s 49% ownership interest in its affiliate, B2E Solutions, LLC, of which HP had previously owned the remaining 51% as well as additional consideration (see Note 14). Additionally, the Company sold its majority-owned subsidiary, Activate.Net Corporation (Activate) to Loudeye Technologies, Inc. (Loudeye), in exchange for $1.0 million in cash and a future payment of cash and stock. In September 2002, the Company received $2.0 million in cash and 1.0 million shares of Loudeye common stock in satisfaction of the future payment obligation.

During fiscal year 2001, significant non-cash investing activities included the issuance of approximately 2.3 million shares of the Company’s common stock to HP as consideration for $23.0 million in annual interest payments due on the notes payable issued in conjunction with the acquisition of AltaVista. Also during fiscal 2001, the Company issued approximately 30.2 million shares of its common stock as payment of principal and interest totaling approximately $391.6 million related to notes payable that had been issued in the Company’s acquisition of Tallán, Inc. (Tallán). In August 2000, the Company and Cable & Wireless plc, completed a previously agreed to exchange of stock. CMGI received approximately 241.0 million shares of PCCW stock from Cable & Wireless plc in exchange for approximately 13.4 million shares of the Company’s common stock.

During fiscal year 2001, the Company also settled the first and third tranches of an agreement that hedged a portion of the Company’s investment in common stock of Yahoo! through the delivery of 581,499 and 47,684

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of Yahoo! common stock, respectively, to an investment bank (see Note 14). Additionally, Yahoo! acquired eGroups, Inc., a CMGI @Ventures investee company. In connection with the merger, CMG@Ventures III received approximately 91,000 shares (including shares held in escrow) of Yahoo! common stock.

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

The Company also maintains interests in several privately held companies through its various venture capital funds. These venture funds (“CMGI @Ventures”) invest in early-stage technology companies. These equity investments are generally made in connection with a round of financing with other third-party investors. At July 31, 2003, the Company had approximately $19.0 million of equity investments in privately held companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates” in the Company’s Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes, and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $28.2 million, $44.7 million and $148.9 million in fiscal years ended 2003, 2002 and 2001, respectively. These impairment losses are reflected in “Other gains (losses), net” in the Company’s Consolidated Statements of Operations.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. For example, if the current weak investing environment continues throughout fiscal 2004, we may incur additional impairments to our equity investments in privately held companies, which could have an adverse impact on our future results of operations.

At the time an equity method investee sells its stock to unrelated parties at a price in excess of its book value, the Company’s net investment in that affiliate increases. If at that time, the affiliate is not a newly formed, non-operating entity, or a research and development company, start-up or development stage company, and if there is no question as to the affiliate’s ability to continue in existence, the Company records the increase as a gain in its Consolidated Statements of Operations.

Inventory

Inventories consist primarily of raw materials and are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Inventories at July 31, 2003 and July 31, 2002 consisted of the following:

	For the Year Ended July 31,
	2003	2002
	(in thousands)
Raw materials	$25,583	$27,751
Work-in-process	15	104
Finished goods	7,031	8,852

	32,629	36,707
Less: Inventory Reserve	(2,154)	(4,530)

	$30,475	$32,177

Long-Lived Assets, Goodwill and Other Intangible Assets

Beginning August 1, 2002, all goodwill amortization ceased in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. Following the adoption of SFAS No. 142, the Company completed the first step of the required transitional impairment test during the second quarter of fiscal 2003, based on the comparison of the fair value of the reporting unit with its respective carrying value as of August 1, 2002. The Company concluded that there was no impairment indicated as of August 1, 2002 or as a result of its annual impairment testing during the fourth quarter of fiscal 2003.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other identifiable intangible assets are amortized over their estimated useful economic life using the straight-line method and are carried at cost less accumulated amortization. Prior to August 1, 2002, all goodwill was amortized over its estimated useful economic life using the straight-line method and was carried at cost less accumulated amortization. The Company assesses goodwill for impairment at least annually, in the fourth quarter of each fiscal year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the carrying value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires one method of accounting for long-lived assets disposed of by sale. SFAS 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time.

Restructuring Expenses

For restructuring events initiated prior to December 31, 2002, the Company assessed the need to record restructuring charges in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The Company also applies EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and Staff Accounting Bulletin (SAB) No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. The Company records liabilities that primarily include the estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations, bandwidth agreements and other service contracts. These estimates are based on the remaining amounts due under various contractual agreements, adjusted for any anticipated contract cancellation penalty fees or any anticipated or unanticipated event or changes in circumstances that would reduce these obligations. In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. The provisions of this statement have been applied by the Company to exit or disposal activities that were initiated after December 31, 2002.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the respective assets (three to seven years). Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

Advertising costs are expensed in the year incurred. Advertising expenses were approximately $1.6 million, $21.0 million and $5.5 million for the fiscal years ended July 31, 2003, 2002 and 2001, respectively.

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2003 and 2002, respectively, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax exposures in the U.S. and other tax jurisdictions. The settlement of these estimated liabilities could differ materially from recorded amounts.

Earnings (Loss) Per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”. Basic earnings per share is computed based on the weighted

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Approximately 6.6 million weighted average common stock equivalents were excluded from the denominator in the diluted loss per share calculation for the year ended  July 31, 2003. Approximately 4.7 million weighted average common stock equivalents were excluded from the denominator in the diluted loss per share calculation for the year ended July 31, 2002. As the Series C Convertible Preferred Stock was repurchased in November 2001 (see Note 16), there is no effect of assumed conversion of convertible preferred stock for the year ended July 31, 2002. Approximately 8.5 million weighted average common stock equivalents and approximately 9.7 million shares representing the weighted average effect of assumed conversion of convertible preferred stock were excluded from the denominator in the diluted loss per share calculation for the year ended July 31, 2001.

If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from net income (loss), the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial during the years ended July 31, 2003, 2002 and 2001, respectively.

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

SFAS No. 123 sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards in fiscal 2003, 2002 and 2001 under the Company’s stock-based compensation plans been determined based on the fair value method set forth under SFAS No. 123, the pro forma effect on the Company’s net loss and net loss per share would have been as follows:

	Years Ended July 31,
	2003	2002	2001
	(in thousands, except per share data)
Net loss available to common stockholders	$(216,308)	$(463,714)	$(5,495,419)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(245,168)	(240,847)	(192,505)

Pro-forma net loss available to common stockholders	$(461,476)	$(704,561)	$(5,687,924)

Net loss available to common stockholders per share:
Basic and Diluted – as reported	$(0.55)	$(1.22)	$(16.67)

Basic and Diluted – pro-forma	$(1.17)	$(1.86)	$(17.26)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Years Ended July 31,
	2003	2002	2001
Volatility	130.3%	97.1%	126.9%
Risk-free interest rate	3.3%	3.6%	4.2%
Expected life of options (in years)	4.8	5.9	4.4

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

Diversification of Risk

Sales to one customer, Hewlett-Packard, accounted for approximately 74%, 12% and 3% of consolidated net revenue and 75%, 13% and 3% of eBusiness and Fulfillment segment net revenue for fiscal years 2003, 2002 and 2001, respectively. Accounts receivable from this customer amounted to approximately 73% and 55% of total trade accounts receivable at July 31, 2003 and 2002, respectively. The Company’s products and services are provided to customers primarily in North America.

Financial instruments, which potentially subject the Company to concentrations of credit risk are cash equivalents, available-for-sale securities, accounts receivable, and long-term debt. The Company’s cash equivalent investment portfolio is diversified and consists primarily of short-term investment grade securities. To reduce risk, the Company performs ongoing credit evaluations of its customers’ financial condition. The Company generally does not require collateral on accounts receivable.

Derivative Instruments and Hedging Activities

As amended, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities, or firm commitments through the statements of operations or recognized in other comprehensive income until the hedged item is recognized in the statements of operations. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company adopted SFAS No. 133 on August 1, 2000 and recorded a transition gain, net of income taxes, of approximately $3.2 million during the first quarter of fiscal year 2001 (see Note 14).

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires certain financial statement components, such as net unrealized holding gains or losses and cumulative translation adjustments to be included in accumulated other comprehensive income (loss). The Company reports accumulated other comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 applies to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under these statements, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. The Company adopted SFAS No. 142 on August 1, 2002 (see Note 9).

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

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 during the third quarter of fiscal 2003.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”). This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which an interest is acquired after that date. Effective January 31, 2004, it also applies to VIEs in which an interest is acquired before February 1, 2003. The Company may apply the Interpretation prospectively with a cumulative effect adjustment as of January 31, 2004, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The application of the requirements of FIN 46 has not had a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into or modified any financial instruments covered by this statement after May 31, 2003 and the application of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

(3)    SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision-maker for purposes of making decisions about allocating resources and assessing performance, the Company’s operations had previously been classified in two operating segments: Enterprise Software and Services and eBusiness and Fulfillment. The sole remaining operating business in the Enterprise Software and Services segment, ProvisionSoft, ceased operations during the fiscal quarter ended April 30, 2003, and has been reported as a discontinued operation. The company now reports one operating segment, eBusiness and Fulfillment, which includes the results of operations of the Company’s SalesLink and SL Supply Chain Services International Corp. subsidiaries.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to its one current operating segment, the Company continues to report an Enterprise Software and Services segment (which consists of the operations of Equilibrium, CMGI Solutions and Nascent), a Portals segment (that consists of the operations of MyWay and iCast) and a Managed Application Services segment (that consists of the operations of NaviPath, ExchangePath, 1stUp, and Activate), as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The historical results of these companies will continue to be reported in the Enterprise Software and Services, Portals and Managed Application Services segments, respectively, as will any residual results from operations that exist through the cessation of operations of these entities, each of which have been divested or substantially wound down.

Management evaluates segment performance based on segment net revenue, operating loss and “Non-GAAP operating income (loss)”, which is defined as the operating income (loss) excluding net charges related to in-process research and development, depreciation, long-lived asset impairment, restructuring, and amortization of intangible assets and stock-based compensation. The Company believes that its Non-GAAP measure of operating income/(loss) provides investors with a useful supplemental measure of the Company’s operating performance by excluding the impact of one-time gains/(losses), non-cash charges, and restructuring activities. Historically, the Company has recorded significant one-time gains/(losses), and impairment and restructuring charges and therefore management uses Non-GAAP operating income/(loss) to assist in evaluating the Company’s operating performance. These Non-GAAP results should be evaluated in light of the Company’s financial results prepared in accordance with US GAAP.

“Other” includes certain corporate infrastructure expenses, which are not identifiable to the operations of the Company’s operating business segments. “Other” primarily consists of directors and officers insurance costs, costs related to the Company’s former corporate headquarters facility, costs associated with maintaining certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance.

Three customers based in the U.S. accounted for approximately 85%, 53%, and 75% of consolidated net revenues for the fiscal years ended 2003, 2002 and 2001, respectively.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information of the Company’s continuing operations by business segment is as follows:

	Years Ended July 31,
	2003	2002	2001
	(in thousands)
Net revenue:
eBusiness and Fullfillment	$435,879	$154,493	$211,785
Enterprise Software and Services	227	1,289	948
Managed Application Services	881	6,158	49,054
Portals	—	6,536	19,053

	$436,987	$168,476	$280,840

Operating income (loss):
eBusiness and Fullfillment	$(20,021)	$(1,090)	$(17,175)
Enterprise Software and Services	(846)	(13,957)	(37,664)
Managed Application Services	(653)	2,368	(301,244)
Portals	(17)	(1,747)	(301,396)
Other	(70,841)	(61,230)	(102,770)

	$(92,378)	$(75,656)	$(760,249)

Non-GAAP operating income (loss):
eBusiness and Fullfillment	$7,352	$5,923	$13,578
Enterprise Software and Services	(861)	(9,653)	(20,444)
Managed Application Services	1,212	(12,056)	(138,269)
Portals	1,011	5,628	(42,138)
Other	(34,487)	(46,916)	(85,858)

	$(25,773)	$(57,074)	$(273,131)

	Years Ended July 31,
	2003	2002	2001
	(in thousands)
GAAP Operating loss	$(92,378)	$(75,656)	$(760,249)
Adjustments:
In-process research and development	—	—	762
Depreciation	10,583	14,277	23,786
Amortization of intangibles and stock-based compensation	218	4,941	182,704
Long-lived asset impairments	456	2,482	170,659
Restructuring charge (benefit)	55,348	(3,118)	109,207

Non-GAAP Operating loss	$(25,773)	$(57,074)	$(273,131)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	July 31,
	2003	2002
	(in thousands)
Total assets of continuing operations:
eBusiness and Fulfillment	$168,454	$156,373
Enterprise Software and Services	—	3,416
Managed Application Services	1,217	1,873
Portals	1,428	1,849
Other	282,291	371,305

	$453,390	$534,816

“Other” includes certain cash equivalents, available-for-sale securities, investments and other assets which are not identifiable to the operations of the Company’s operating business segments.

(4)    DISCONTINUED OPERATIONS AND DIVESTITURES

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

The Company’s fiscal 2003 disposal activities that qualified for discontinued operations accounting were as follows:

During the quarter ended April 30, 2003, ProvisionSoft, Inc. (“ProvisionSoft”), a majority-owned operating company of CMGI, ceased operations. As a result, the Company recognized $35.7 million of minority interest in ProvisionSoft through discontinued operations during the period.

On April 25, 2003, AltaVista Company (“AltaVista”), a majority-owned operating company of CMGI, sold substantially all of its assets and business operations to Overture Services, Inc. (“Overture”), pursuant to the terms of an asset purchase agreement, dated as of February 18, 2003, by and among Overture, AltaVista, CMGI and Aurora I, LLC, a wholly owned subsidiary of AltaVista. During the second quarter ended January 31, 2003, AltaVista was classified in the Company’s financial statements as “held for sale.” For the year ended July 31, 2003, AltaVista recorded a gain of approximately $99.4 million on its sale of its assets and business operations.

On April 2, 2003, uBid, Inc. (“uBid”), a wholly-owned operating company of CMGI, sold substantially all of its assets to Takumi Interactive, Inc. (“Takumi”), pursuant to the terms of an asset purchase agreement dated as of April 2, 2003, by and among Takumi, CMGI and uBid. For the year ended July 31, 2003, uBid recorded a gain of approximately $0.1 million on its sale of its assets and business operations.

On February 28, 2003, InfoUSA Inc. acquired Yesmail, Inc. (“Yesmail”) in a cash merger. During the second quarter ended January 31, 2003, Yesmail was classified in the Company’s financial statements as “held for sale.” For the year ended July 31, 2003, the Company recorded a gain of approximately $1.6 million on the sale of its equity interests in Yesmail.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 7, 2003, the Company sold all of its equity ownership interests in Tallán, Inc. (“Tallán”) to a group (the “Tallán Buyer”) led by management of Tallán. Under the terms of the Transaction Agreement, the Company sold to the Tallán Buyer 100% of the issued and outstanding shares of Tallán. The Company recorded a gain of approximately $1.9 on the sale of its equity interests in Tallán.

On September 9, 2002, the Company sold all of its equity and debt ownership interests in Engage. The Company has recorded a loss on the disposal of Engage of approximately $16.5 million (which included a $2.7 million loss from discontinued operations and a $13.8 million loss on the sale).

On June 12, 2002 (the measurement date), CMGI’s board of directors authorized the divestiture of the Company’s equity and debt ownership interests in its subsidiary NaviSite. On September 11, 2002, the Company completed the sale of all its equity and debt ownership interests in its subsidiary, NaviSite to ClearBlue Technologies, Inc. (“ClearBlue”). On the measurement date, NaviSite comprised more than 90% of both the total assets and operating losses of the Managed Application Services segment and NaviSite’s product offering represented both a major line of business and a distinct class of customer. As a result, during the fourth quarter of the Company’s fiscal year ended July 31, 2002, the Company accounted for its divestiture of NaviSite as discontinued operations in accordance with the provisions of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” At July 31, 2002, the Company expected to record a net gain in the first quarter of fiscal year 2003 on the sale of its debt and equity ownership interests in NaviSite. The estimated gain on the sale of NaviSite included the results of operations from the measurement date through the date of disposal. The results of operations of NaviSite from the measurement date through July 31, 2002 were deferred and reflected as deferred loss on disposal of subsidiary on the consolidated balance sheet at July 31, 2002. NaviSite’s operating results have been segregated from continuing operations and have been reported as discontinued operations in the accompanying condensed consolidated balance sheets and statements of operations and cash flows, and related notes to the condensed consolidated financial statements for all periods presented. During the fiscal year ended 2003, the Company recorded a gain of approximately $2.3 million on the disposal of NaviSite. In December 2002, the Company received 213,437 shares of NaviSite Common Stock upon distribution from ClearBlue.

The Company met the criteria specified in SFAS No. 144 in order to classify Engage, uBid, AltaVista, Tallán, Yesmail and Provisionsoft as discontinued operations at July 31, 2003. Therefore, uBid, which was previously included in the eBusiness and Fulfillment segment, and Tallán, Yesmail, AltaVista, ProvisionSoft and Engage, which were previously included in the Enterprise Software and Services segment, have been reported as discontinued operations in the consolidated financial statements for all periods presented.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for the discontinued operations of Yesmail, AltaVista, Tallán, uBid, ProvisionSoft, Engage and NaviSite are as follows:

	Years Ended July 31,
	2003	2002	2001
	(in thousands)
Results of operations:
Net revenues	$168,736	$583,769	$963,015
Total expenses	(374,893)	(1,124,433)	(5,477,330)

Net loss	(206,157)	(540,664)	(4,514,315)

Recognition of minority interest upon cessation of operations—ProvisionSoft	35,666	—	—
Gain on sale of NaviSite	2,291	—	—
Loss on sale of Engage	(16,467)	—	—
Gain on sale of AltaVista	99,405	—	—
Gain on sale of Yesmail	1,632	—	—
Gain on sale of Tallán and uBid	2,004	—	—

Net loss from discontinued operations	$(81,626)	$(540,664)	$(4,514,315)

	July 31, 2003	July 31, 2002
	(in thousands)
Financial position:
Current assets	$1,876	$153,245
Property and equipment, net	75	51,630
Other assets	—	138,707
Total liabilities	(2,019)	(202,252)

Net assets (liabilities) of discontinued operations	$(68)	$141,330

Deferred loss on disposal of subsidiary	$—	$31,869

(5)    DECONSOLIDATION OF SIGNATURES SNI, INC.

Beginning in February 2001, CMGI’s ownership interest in Signatures was reduced to below 50% as a result of the sale of the Company’s majority interest. As such, beginning in February 2001, the Company began to account for its investment in Signatures under the equity method of accounting, rather than the consolidation method.

On November 6, 2002, the Company entered into a Recapitalization Agreement in which Signatures paid the Company a total of $8.0 million to: (i) redeem all of the capital stock held by the Company; (ii) retire a portion of the outstanding principal balance on the promissory note held by the Company; and (iii) retire all of the outstanding accrued interest relating to the promissory note. In addition, the Company contributed the remaining promissory note principal balance to the capital of Signatures and cancelled the outstanding warrants. As a result of this transaction, during the fiscal year ended July 31, 2003, the Company recorded a pre-tax loss of approximately $14.1 million (see Note 13).

(6)    AVAILABLE-FOR-SALE SECURITIES

At July 31, 2003, on a consolidated basis, CMGI held approximately $79.2 million in available-for-sale securities, including 3.2 million shares of Overture common stock held by AltaVista and valued at approximately $75.9 million. Available-for-sale securities at July 31, 2002 primarily consisted of approximately 4.6 million

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of Vicinity stock valued at $9.4 million and approximately 21,000 shares of Amazon.com stock valued at $0.3 million. These available-for-sale securities are recorded at fair value. Any unrealized holding gains or losses are excluded from net loss and are reported as a component of accumulated other comprehensive income or loss.

(7)    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	July 31,
	2003	2002
	(in thousands)
Machinery and equipment	$8,094	$14,704
Leasehold improvements	3,182	11,025
Software	13,299	23,464
Other	2,562	3,738

	27,137	52,931
Less: Accumulated depreciation and amortization	(18,539)	(23,387)

Net property and equipment	$8,598	$29,544

(8)    BUSINESS COMBINATIONS

On July 11, 2002, following approval by the United States Bankruptcy Court and the administrator in The Netherlands, the Company, through its then direct wholly owned subsidiary SL Supply Chain, acquired substantially all of the worldwide assets and operations of iLogistix, a provider of a comprehensive suite of traditional and e-commerce supply chain management services, for approximately $44.3 million.

The acquisition of the SL Supply Chain assets and operations has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the dates of acquisition. The financial results of SL Supply Chain are included in the Company’s consolidated financial statements from the date of acquisition.

The purchase price of the SL Supply Chain assets and operations was allocated as follows:

(in thousands)
Working capital, including cash acquired	$26,149
Property and equipment	143
Inventory	19,925
Other assets (liabilities), net	(1,170)
Minority interest	(744)

Purchase price	$44,303

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of intangible assets and stock-based compensation relates primarily to the Company’s fiscal 2000 acquisitions and consists of the following:

	Years Ended July 31,
	2003	2002	2001
	(in thousands)
Amortization of intangible assets	$—	$4,723	$141,771
Amortization of stock-based compensation	218	218	40,933

Total	$218	$4,941	$182,704

The amortization of intangible assets for the years ended July 31, 2002 and 2001 would have been primarily allocated to general and administrative expense had the Company recorded the expenses within the functional operating expense categories. The amortization of stock-based compensation for each of the years ended July 31, 2003, 2002 and 2001 would have been primarily allocated to general and administrative expense had the Company recorded the expenses within the functional department of the employee or director.

The following unaudited pro forma financial information presents the consolidated operations of the Company as if the fiscal year 2002 acquisition of the assets and operations of SL Supply Chain had occurred as of the beginning of fiscal year 2001, after giving effect to certain adjustments including the elimination of SL Supply Chain’s amortization of goodwill and non-recurring restructuring charges that are not indicative of normal operating results. The following unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions been consummated on the dates assumed and do not project the Company’s results of operations for any future period:

	Years Ended July 31,
	2002	2001
	(in thousands, except per share data)
Net revenue	$479,600	$764,758
Loss from continuing operations before extraordinary item	$(115,762)	$(792,114)
Net loss available to common stockholders	$(464,276)	$(5,510,503)
Loss available to common stockholders per share (basic and diluted)	$(1.22)	$(16.72)

(9)    IMPAIRMENT OF LONG-LIVED ASSETS, GOODWILL AND OTHER INTANGIBLE ASSETS

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company was required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142.

Under the provisions of SFAS No. 142, the Company was required to perform transitional goodwill impairment tests as of August 1, 2002. To accomplish this, the Company identified its reporting units and determined the carrying value of its one reporting unit by assigning the assets, liabilities, existing goodwill and intangible assets to the reporting unit as of the date of adoption. The Company then had up to six months from the date of adoption to determine the fair value of its reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss resulting from the completion of the first step of the transitional goodwill impairment testing would be recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statements of operations.

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following the adoption of SFAS No. 142, the Company completed the first step of the required transitional impairment test during the second quarter of 2003, based on the comparison of the fair value of the reporting unit with its respective carrying value as of August 1, 2002. The Company concluded that there was no impairment indicated as of August 1, 2002 or as a result of its annual impairment testing during the fourth quarter of fiscal 2003. As of August 1, 2002, the Company ceased the amortization of goodwill.

The changes in the carrying amount of goodwill for the fiscal years ended July 31, 2003 and 2002 are as follows:

	eBusiness and Fulfillment Segment	Enterprise Software and Services Segment	Total
	(in thousands)
Balance as of July 31, 2001	$24,316	$6,975	$31,291
Goodwill Amortization	(2,194)	(4,756)	(6,950)

Balance as of July 31, 2002	$22,122	$2,219	$24,341
Goodwill written off related to sale of subsidiary	—	(2,219)	(2,219)

Balance as of July 31, 2003	$22,122	$—	$22,122

The reconciliation of net income (loss) available to common stockholders before goodwill amortization expense, for the fiscal years ended July 31, 2003, 2002 and 2001, is as follows:

	Years Ended July 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Loss from continuing operations before extraordinary item, as reported	$(134,682)	$(54,331)	$(981,104)
Add back: goodwill amortization expense, net of tax	—	4,888	124,301

Adjusted loss from continuing operations before extraordinary item	$(134,682)	$(49,443)	$(856,803)

Net loss available to common stockholders, as reported	$(216,308)	$(463,714)	$(5,495,419)
Add back: goodwill amortization expense, net of tax	—	226,382	1,246,018

Adjusted net loss available to common stockholders	$(216,308)	$(237,332)	$(4,249,401)

Basic and diluted loss per share from continuing operations before extraordinary item as reported	$(0.34)	$(0.14)	$(2.97)
Add back: goodwill amortization expense, net of tax	—	0.01	0.37

Adjusted basic and diluted loss per share from continuing operations before extraordinary item as reported	$(0.34)	$(0.13)	$(2.60)

Basic and diluted loss per share available to common stockholders as reported	$(0.55)	$(1.22)	$(16.67)
Add back: goodwill amortization expense, net of tax	—	0.60	3.78

Adjusted basic and diluted loss per share available to common stockholders	$(0.55)	$(0.62)	$(12.89)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    RESTRUCTURING CHARGES

The following tables summarize the activity in the restructuring accrual for fiscal 2003, 2002 and 2001:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2000	$—	$—	$—	$—

Q1 Restructuring	—	—	—	—
Q2 Restructuring	7,359	31,922	5,420	44,701
Q3 Restructuring	—	675	—	675
Q4 Restructuring	1,704	62,684	1,308	65,696
Restructuring adjustments	(335)	(1,421)	(109)	(1,865)
Cash charges	(8,258)	(21,074)	—	(29,332)
Non-cash charges	—	(4,067)	(6,619)	(10,686)

Accrued restructuring balance at July 31, 2001	$470	$68,719	$—	$69,189

Q1 Restructuring	445	7,091	4,119	11,655
Q2 Restructuring	1,001	2,684	—	3,685
Q3 Restructuring	634	457	—	1,091
Q4 Restructuring	375	4,390	1,090	5,855
Restructuring adjustments	—	(25,404)	—	(25,404)
Cash charges	(2,492)	(29,855)	—	(32,347)
Non-cash charges	(13)	(6,109)	(5,209)	(11,331)

Accrued restructuring balance at July 31, 2002	$420	$21,973	$—	$22,393

Q1 Restructuring	19	146	—	165
Q2 Restructuring	42	3,832	6,256	10,130
Q3 Restructuring	1,783	10,723	7,838	20,344
Q4 Restructuring	1,966	19,245	5,351	26,562
Restructuring adjustments	—	(1,853)	—	(1,853)
Cash charges	(2,902)	(35,174)	—	(38,076)
Non-cash charges	207	(281)	(19,445)	(19,519)

Accrued restructuring balance at July 31, 2003	$1,535	$18,611	$—	$20,146

The Company anticipates that the remaining restructuring accruals will be settled by December 2012. It is expected that the payments of employee-related expenses will be substantially complete within three months. The remaining contractual obligations primarily relate to facilities and equipment lease obligations.

The Company’s accrued restructuring balance of $20.1 million at July 31, 2003 includes approximately $10.9 million of long-term restructuring liabilities classified as a component of other long-term liabilities in the Company’s consolidated balance sheet at July 31, 2003.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net restructuring charges (benefits) for the fiscal years ended July 31, 2003, 2002 and 2001 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Years Ended July 31,
	2003	2002	2001
	(in thousands)
Cost of revenue	$20,279	$(12,152)	$73,631
Research and development	—	112	3,522
Selling	264	437	4,722
General and administrative	34,805	8,485	27,332

	$55,348	$(3,118)	$109,207

The Company’s restructuring initiatives involved strategic decisions to exit certain businesses and to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contract terminations, severance charges and facility and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at remaining subsidiaries and at the Company’s corporate headquarters to increase operational efficiencies, improve margins and further reduce expenses. Severance charges included employee termination costs as a result of workforce reductions. Employees affected by the restructurings were notified both through direct personal contact and by written notification. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate bandwidth and other vendor contracts. The asset impairment charges primarily related to the write-off of property and equipment.

During the fiscal year ended July 31, 2003, the Company recorded net restructuring charges of approximately $55.3 million. The charges primarily related to restructuring initiatives at the Company’s wholly-owned subsidiary, SalesLink, which recorded charges of approximately $21.7 million during the period, and at the Company’s corporate headquarters which recorded charges of approximately $31.3 million during the period. The restructuring charges at SalesLink included charges related to unoccupied facilities in California ($7.2 million), vacant partitioned space in SalesLink’s Memphis facility ($3.3 million), unutilized fixed assets in these facilities ($7.8 million), and a workforce reduction of 219 employees ($2.3 million). These restructuring charges were the result of the implementation of a restructuring plan designed to reduce overhead costs in response to continued weak demand for U.S. based supply chain management services. The restructuring charges at the Company’s corporate headquarters primarily included the termination of its facility lease obligation at its headquarters in Andover, MA ($10.0 million), certain operating equipment lease obligations ($5.2 million), the restructuring of the Company’s hosting services arrangements ($0.9 million) in response to the divestiture of several subsidiaries and the reduced overall hosting services required to support the ongoing business operations of the Company, and a workforce reduction of 54 employees ($1.6 million) as part of the Company’s continued focus on cost savings. The balance of the Company’s restructuring charges during the fiscal year ended July 31, 2003 related primarily to the recognition of the cumulative translation component of equity as a result of the shutdown of the Company’s European operations ($5.0 million), the write-off of certain software related and leasehold improvement assets ($6.6 million), and a charge related to facility lease obligations beyond the Company’s previous estimates ($3.2 million). These charges were partially offset by the settlement of certain facility lease obligations related to the Company’s European operations for amounts less than originally anticipated ($1.5 million). The Company also recognized restructuring charges of $2.7 million related to operating equipment and facility lease obligations at its NaviPath, iCast, and MyWay subsidiaries.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal year ended July 31, 2002, the Company recorded a net restructuring benefit of approximately $3.1 million. The restructuring benefit primarily resulted from certain vendor and customer contractual obligations of NaviPath (primarily purchase commitments and service contracts) being settled for amounts less than originally estimated ($21.1 million). The restructuring benefit was partially offset by charges related to restructuring initiatives at the Company’s NaviPath, iCast and MyWay subsidiaries, as well as at the Company’s corporate headquarters. The restructuring charges at NaviPath related to severance, legal, and other professional fees incurred in connection with the cessation of its operations ($4.1 million). The restructuring charge at iCast related to vacant space at iCast’s corporate headquarters in Woburn, MA. The restructuring charges at MyWay included the write-off of property and equipment, as well as the termination of customer and vendor contracts in connection with the cessation of its operations ($5.4 million). The restructuring charge at the Company’s headquarters consisted of severance costs for the termination of approximately 70 employees ($0.9 million), as well as costs related to vacant space at certain of the Company’s facilities in San Francisco, CA ($2.3 million), and in Europe ($2.6 million), as well as unutilized fixed assets related to these facilities ($2.0 million).

During the fiscal year ended July 31, 2001, the Company recorded net restructuring charges totaling approximately $109.2 million. The charges primarily related to restructuring initiatives at the Company’s NaviPath, MyWay, iCast, 1stUp, and ExchangePath subsidiaries, as well as at the Company’s corporate headquarters. The approximately $60.5 million of restructuring charges at NaviPath included severance costs associated with a reduction in its workforce, accrued future lease costs, the write-off of fixed assets, and the termination of customer and vendor contracts, principally telco and bandwidth commitments. MyWay incurred approximately $16.2 million in restructuring charges primarily related to the write-off of property and equipment, as well as the termination of customer and vendor contracts. Restructuring charges of approximately $12.4 million, $4.6 million, and $2.4 million were incurred as a result of the cessation of the operations at iCast, 1stUp, and ExchangePath, respectively. The Company also recorded approximately $7.6 million and $3.5 million, related to severance costs and future lease commitments of the Company’s European corporate operations and CMGI@Ventures, respectively.

(11)    CMGI@VENTURES INVESTMENTS

The Company’s first Internet venture fund, CMG@Ventures I was formed in April 1995. The Company owns 100% of the capital and is entitled to approximately 77.5% of the cumulative net profits of CMG@Ventures I. The Company completed its $35.0 million commitment to this fund during fiscal year 1997. The Company’s second Internet venture fund, CMG@Ventures II, was formed during fiscal year 1997. The Company owns 100% of the capital and is entitled to approximately 80% of cumulative net profits of CMG@Ventures II. The remaining interest in these investments are attributed to profit members, including David Wetherell, the Company’s Chairman and former Chief Executive Officer. The Company is responsible for all operating expenses of CMG@Ventures I. CMG@Ventures II invested a total of approximately $1.8 million in two companies during fiscal year 2001 and did not invest in any companies during fiscal years 2002 and 2003.

In fiscal year 1999, CMGI formed the @Ventures III venture capital fund (@Ventures III Fund). The @Ventures III Fund secured capital commitments from outside investors and CMGI to be invested in emerging Internet service and technology companies. The @Ventures III Fund consists of four entities, which co-invest in each investment made by the @Ventures III Fund. Approximately 78% of each investment made by the @Ventures III Fund is made by two entities: @Ventures III, L.P. and @Ventures Foreign Fund III, L.P. CMGI does not have a direct ownership interest in either of these entities, but CMGI is entitled to approximately 0.1% of the capital of each entity as a result of its ownership of an approximately 10% interest in the general partner of each of such entities, @Ventures Partners, III, LLC (@Ventures Partners III). The Company has committed to contribute up to $56.0 million to its limited liability company subsidiary, CMG@Ventures III, equal to 19.9% of

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

total amounts committed to the @Ventures III Fund, of which approximately $53.8 million has been funded as of July 31, 2003. CMGI owns 100% of the capital and is entitled to approximately 80% of the cumulative net capital gains realized by CMG@Ventures III. @Ventures Partners III is entitled to the remaining 20% of the net capital gains realized by CMG@Ventures III. The remaining 2% invested in each @Ventures III Fund investment is provided by a fourth entity, @Ventures Investors, LLC, in which CMGI has no interest. The Company’s Chairman and former Chief Executive Officer has an individual ownership interest in @Ventures Investors and, as a member of @Ventures Partners III, is entitled to a portion of net gains distributed to @Ventures Partners III. CMG@Ventures III invested approximately $0.3 million in one company during fiscal 2001, and did not invest in any companies during fiscal year 2002 and 2003.

During fiscal year 2000, CMGI formed an expansion fund to the @Ventures III Fund to provide follow-on financing to existing @Venture III Fund investee companies pursuant to which CMGI’s commitment increased by $38.2 million through its limited liability company subsidiary CMG@Ventures Expansion, LLC. In fiscal year 2002 this amount was reduced to $20.1 million, of which $16.7 million has been funded as of July 31, 2003. The @Ventures Expansion Fund has a structure that is substantially identical to the @Ventures III Fund, and CMGI’s interests in this fund are comparable to its interests in the @Ventures III Fund. CMG@Ventures Expansion invested a total of approximately $4.3 million in nine companies in fiscal year 2001, approximately $0.4 million in two companies during fiscal year 2002, and approximately $0.7 million in three companies during fiscal year 2003.

Also during fiscal year 2000, CMGI announced the formation of three new venture capital funds: CMGI@Ventures IV, LLC, CMGI @Ventures B2B, LLC (the B2B Fund) and CMGI @Ventures Technology Fund, LLC (the Tech Fund). CMGI owns 100% of the capital and is entitled to a percentage (ranging from approximately 80% to approximately 92.5%) of the net capital gains realized by CMGI@Ventures IV, the B2B Fund and the Tech Fund. During fiscal year 2000, CMGI@Ventures IV, the B2B Fund, and the Tech Fund invested approximately $28.9 million, $155.0 million and $37.3 million in three, eleven and six companies, respectively. During fiscal year 2001, the B2B Fund and the Tech Fund were merged with and into CMGI @Ventures IV, creating a single evergreen fund. During fiscal year 2001, CMGI@Ventures IV invested $43.7 million in nine companies. During fiscal year 2002, CMGI@Ventures IV invested $7.8 million in four companies. During fiscal year 2003, CMGI @Ventures IV invested $3.8 million in two companies.

(12)    GAINS ON ISSUANCE OF STOCK BY SUBSIDIARIES AND AFFILIATES

The following schedule reflects the components of “Gains on issuance of stock by subsidiaries and affiliates”:

	Years Ended July 31,
	2003	2002	2001
	(in thousands)
Gain on stock issuance by NaviSite	$—	$—	$198
Gain on stock issuance by Vicinity	—	—	695
Gain on stock issuance by Engage	—	—	120,901

	$—	$—	$121,794

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)    OTHER GAINS (LOSSES), NET

The following schedule reflects the components of “Other gains (losses), net”:

	Years Ended July 31,
	2003	2002	2001
	(in thousands)
Gain (loss) on sales of marketable securities	$14,371	$(31,945)	$289,825
Gain on derivative and sale of hedged Yahoo!, Inc. shares	—	53,897	48,234
Gain on sale of investment in eGroups, Inc.	—	—	8,114
Loss on impairment of marketable securities	(579)	(2,526)	(498,313)
Loss on impairment of investments in affiliates	(28,165)	(44,650)	(148,919)
Loss on sale of Equilibrium Technologies, Inc.	(3,527)	—	—
Loss on sale of Activate.Net Corporation, Inc.	—	(21,444)	—
Loss on sale of majority interest in Signatures SNI, Inc.	—	—	(18,499)
Loss on divestiture of minority investment in Signatures SNI, Inc.	(14,056)	—	—
Loss on mark-to-market adjustment for trading security	(6,348)	(20,683)	—
Other, net	(3,013)	(632)	(2,475)

	$(41,317)	$(67,983)	$(322,033)

During fiscal year 2003, the Company sold marketable securities for total proceeds of approximately $34.6 million and recorded a net pre-tax gain of approximately $14.4 million on these sales. These sales primarily consisted of approximately 4.6 million shares of Vicinity stock for proceeds of approximately $15.4 million and approximately 1.1 million shares of Overture Services, Inc. stock sold by AltaVista for total proceeds of approximately $17.9 million. The Company also recorded a loss of approximately $6.3 million on the mark-to-market adjustment of a trading security and recorded impairment charges of approximately $28.2 million for other-than-temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC. During the period, the Company divested of its debt and equity interests in Signatures SNI, Inc. (“Signatures”) and its ownership interests in Equilibrium Technologies, Inc. (“Equilibrium”), and recorded pre-tax losses of approximately $14.1 million and $3.5 million, respectively (See Note 5).

During fiscal year 2002, the Company sold marketable securities for total proceeds of approximately $20.6 million and recorded a net pre-tax loss of approximately $32.0 million on these sales. These sales primarily consisted of approximately 7.1 million shares of Primedia, Inc. stock for proceeds of approximately $15.9 million, approximately 356,000 shares of MKTG Services Group, Inc. stock for total proceeds of approximately $1.1 million, approximately 3.7 million shares of Divine stock for total proceeds of approximately $2.8 million and approximately 3.2 million shares of NexPrise, Inc. (NexPrise, formerly Ventro Corporation) stock for total proceeds of approximately $0.8 million. The Company also settled the final tranche of its borrowing arrangement that hedged a portion of the Company’s investment in Yahoo! stock. In connection with the settlement, the Company delivered 581,499 shares of Yahoo! stock and recognized a pre-tax gain of approximately $53.9 million. (See Note 14). The Company also recorded net impairment charges of approximately $44.7 million for other-than-temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV. The Company completed the sale of its majority-owned subsidiary, Activate.Net Corporation (Activate), to Loudeye Technologies, Inc. and recorded a pre-tax loss of approximately $21.4 million, and recorded a $20.7 million loss on the mark-to-market adjustment of a trading security (See Note 16).

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2001, the Company sold marketable securities for total proceeds of approximately $973.7 million and recorded a net pre-tax gain of approximately $289.8 million on these sales. These sales primarily consisted of approximately 8.4 million shares of Lycos stock for proceeds of approximately $394.7 million, approximately 241.0 million shares of PCCW stock for proceeds of approximately $190.2 million, approximately 3.7 million shares of Kana stock for proceeds of approximately $137.6 million, approximately 6.8 million shares of Terra Networks stock for proceeds of approximately $78.3 million and approximately 1.3 million shares of Critical Path stock for proceeds of approximately $72.8 million. The Company also recorded impairment charges related to its available-for-sale securities and other marketable securities. These charges primarily consisted of approximately $187.5 million, $145.7 million, $49.3 million, $40.5 million, $29.6 million and $25.4 million of impairment charges related to the Company’s holdings of shares of PCCW, Primedia, Hollywood Entertainment, MSGI, Netcentives and Divine, respectively. Additionally, the Company recorded an impairment charge of approximately $148.9 million for other than temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV. The Company also completed the sale of a majority interest in Signatures. As a result of the sale, the Company recorded a loss of approximately $18.5 million and retained a minority interest in Signatures. The Company accounts for its remaining investment under the equity method of accounting.

(14)    BORROWING ARRANGEMENTS

In August 1999, the Company issued two three-year notes totaling $220.0 million to HP as consideration for the Company’s acquisition of AltaVista. The notes bore interest at an annual rate of 10.5% and were due and payable in full in August 2002. Interest was due and payable semiannually on each February 18 and August 18 until the notes were paid in full. Principal and interest payments due on the notes were payable in cash, shares of the Company’s common stock, other marketable securities, or any combination thereof at the option of CMGI. In October 2001, the Company entered into agreements with HP, a significant stockholder of CMGI, and its wholly owned subsidiary, Hewlett-Packard Financial Services (HPFS). In November 2001, as part of these agreements, HP agreed to deem the Company’s $220.0 million in face amounts of notes payable, plus the accrued interest thereon, paid in full in exchange for $75.0 million in cash, approximately 4.5 million shares of CMGI common stock and CMGI’s 49% ownership interest in its affiliate, B2E Solutions, LLC, of which HP had previously owned the remaining 51%. As a result, the Company recorded an extraordinary gain of approximately $131.3 million, net of income taxes million related to the extinguishment of the Company’s $220.0 million in face amounts of notes payable to HP. The gain was calculated as the difference between the carrying value of the notes payable plus accrued interest thereon, less the carrying value of the consideration exchanged. The carrying value of the consideration approximated fair market value at the date of the transaction.

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 31, 2003, SalesLink amended its Loan and Security Agreement (the Amended Loan Agreement) with a bank. The new agreement provides a revolving credit facility not to exceed $23.0 million and a term loan facility of $6.3 million. Interest on either the revolving credit facility or the term loan facility is based on Prime or LIBOR rates plus an applicable margin. The effective interest rate was 3.375% at July 31, 2003. As of July 31, 2003, approximately $12.3 million of SalesLink’s revolving credit facility had been reserved in support of outstanding letters of credit. Approximately $10.7 million of the credit facility was available at July 31, 2003. The entire $6.3 million term loan facility was outstanding as of July 31, 2003. All borrowings under the Amended Loan Agreement mature on June 30, 2004.

Prior to the amendment on July 31, 2003, SalesLink had a revolving credit agreement and a term note payable with a bank. The revolving credit agreement provided for the option of interest at LIBOR or Prime, plus in either case, an applicable margin based on SalesLink’s leverage ratio. The effective interest rate was 3.875% at July 31, 2002. SalesLink’s revolving line of credit availability at July 31, 2002 totaled $13.0 million, of which approximately $2.1 million had been reserved in support of outstanding letters of credit for operating leases. Approximately $10.9 million of the line of credit was available at July 31, 2002. The bank term notes outstanding at July 31, 2002 provided for repayment in quarterly installments through October 2005.

SL Supply Chain has a mortgage arrangement with a bank in Ireland. The mortgage provides for interest at the One Month EURIBOR, plus 1.75%. The effective interest rate was approximately 3.83% and 5.10% at July 31, 2003 and 2002, respectively. The mortgage arrangement matures in 2015 and is secured by the mortgaged property as well as the borrower’s assets.

SalesLink was in compliance with its debt covenants as of July 31, 2003 and 2002, respectively.

Maturities of long-term debt are approximated as follows: 2004, $6.6 million; 2005, $0.1 million; 2006, $0.1 million; 2007, $0.1 million; 2008, $0.1 million; and thereafter, $1.3 million.

Long-term debt consists of the following:

	July 31,
	2003	2002
	(in thousands)
Term notes payable to a bank issued by SalesLink	$6,259	$7,363
Mortgage arrangement to a bank issued by SL Supply Chain	1,785	1,646
Other	251	251

	8,295	9,260
Less: Current portion	6,622	1,370

	$1,673	$7,890

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through June 2015. Future minimum payments as of July 31, 2003 are as follows:

	Operating Leases	Stadium	Other Contractual Obligations	Total
	(in thousands)
For the fiscal years ended July 31:
2004	$9,625	$1,600	$252	$11,477
2005	8,409	1,600	—	10,009
2006	7,297	1,600	—	8,897
2007	6,637	1,600	—	8,237
2008	3,568	1,600	—	5,168
Thereafter	8,130	11,200	—	19,330

	$43,666	$19,200	$252	$63,118

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $2.5 million.

Total rent and equipment lease expense charged to continuing operations was approximately $14.3 million, $29.6 million, and $49.1 million for the years ended July 31, 2003, 2002 and 2001, respectively.

In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium, for a period of fifteen years. In August 2002, the Company finalized an agreement with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and remains obligated for a series of annual payments of $1.6 million per year through 2015. The Company applied a discount rate to the future payment stream to reflect the present value of its obligation on the consolidated balance sheet.

From time to time, the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. As of July 31, 2003, the Company had outstanding guarantees of subsidiary indebtedness totaling approximately $14.8 million.

In August 2001, Jeffrey Black, a former employee of AltaVista, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of his relationship with the Company and AltaVista and the termination of Mr. Black’s employment with AltaVista. The Company and AltaVista each believes that these claims are without merit and plans to vigorously defend against these claims. In March 2002, the court ordered the entire case to binding arbitration in California. In August 2002, Mr. Black submitted the matter to the American Arbitration Association. Mr. Black’s statement of damages in the arbitration proceeding seeks monetary damages in excess of $16 million. In connection with Overture’s acquisition of AltaVista’s business, Overture agreed to assume any liability of AltaVista with respect to this action. On May 15, 2003, Mr. Black was given leave by the court to file a third amended complaint naming Overture as a defendant as successor in interest to AltaVista. An arbitration hearing was held in August 2003. Closing arguments are scheduled for October 20, 2003.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 17, 2002, Sean Barger, a former employee and principal stockholder of Equilibrium Technologies, Inc. (“Equilibrium”), filed a complaint in Superior Court of the State of California (San Francisco County) in his individual capacity against the Company, AltaVista, David S. Andonian, Andrew J. Hajducky, III, and David S. Wetherell alleging certain claims arising out of the Company’s acquisition of Equilibrium in January 2000. As set forth in the complaint, Mr. Barger alleged, among other things, (1) violation of state securities statutes, (2) fraudulent inducement, deceit, and fraud, (3) negligent misrepresentation, (4) unfair competition and (5) breach of fiduciary duty. The Company believes that these claims are without merit and plans to vigorously defend the action. Mr. Barger is claiming an unspecified amount of damages. On October 29, 2002, Mr. Barger amended his complaint to allege, among other things, personal jurisdiction over the individual defendants. On January 27, 2003, Mr. Barger again amended his complaint to add allegations pertaining to the breach of fiduciary duty claim. The Court subsequently dismissed without leave to amend Mr. Barger’s claim for breach of fiduciary duty. The parties are currently engaged in discovery. A trial has been scheduled to commence April 19, 2004. In connection with Overture’s acquisition of AltaVista’s business, Overture agreed to assume any liability of AltaVista with respect to this action.

The Company is also a party to litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operation or financial condition.

(16)    RETIREMENT OF SERIES C CONVERTIBLE PREFERRED STOCK

On June 29, 1999, CMGI completed a $375.0 million private placement of 375,000 shares of newly issued Series C Redeemable, Convertible Preferred Stock (Series C Preferred Stock). Each share of Series C Preferred Stock had a stated value of $1,000 per share. The Company paid a semi-annual dividend of 2% per annum, in arrears, on June 30 and December 30 of each year at the Company’s option, in cash or through an adjustment to the liquidation preference of the Series C Preferred Stock. The Series C Preferred Stock was redeemable at the option of the holders upon the occurrence of certain events.

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

The carrying value of the consideration exchanged approximated fair market value at the date of the transaction. As a result, in November 2001, the Company reclassified its investment in PCCW shares from “Other assets” to “Trading security” in accordance with SFAS No. 115, and recorded the liability related to the obligation to deliver the PCCW stock as a current note payable, both of which were carried at market value. Changes in the fair value of the PCCW stock and the note payable were recorded in the consolidated statements of operations as Other losses, net and as adjustments to interest expense, respectively. The fair market value adjustment of the note payable for fiscal year ended July 31, 2003 was $6.3 million, and resulted in a $6.3 million decrease to interest expense, which was offset by a loss of $6.3 million on the fair value adjustment of the trading security which was included in Other losses, net.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 2, 2002, the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW stock to the Holders. No gain or loss was recognized upon settlement.

(17)    STOCKHOLDERS’ EQUITY

During fiscal 2001, the Company received approximately 241.0 million shares of PCCW stock in exchange for approximately 13.4 million shares of the Company’s common stock. During fiscal 2001, the Company issued approximately 30.2 million shares of its common stock as payment of principal and interest totaling approximately $391.6 million related to notes payable that had been issued in the Company’s acquisition of Tallán. Also during fiscal 2001, the Company issued approximately 2.3 million shares of its common stock, valued at approximately $23.0 million, to HPFS to satisfy interest due on the Company’s notes payable related to its acquisition of AltaVista.

During fiscal 2002, the Company repurchased all of the outstanding shares of its Series C Convertible Preferred Stock for approximately 34.7 million shares of the Company’s common stock as well as additional consideration. The Company issued approximately 5.4 million shares of its common stock as payment for the interest due on the HP note payable in the first quarter of fiscal 2002. Also during fiscal 2002, the company reached an agreement with HP, in which HP agreed to deem the Company’s $220.0 million in face amounts of notes payable, plus the accrued interest thereon, paid in full in exchange for approximately 4.5 million shares of CMGI common stock, as well as additional consideration.

During fiscal 2003, the Company settled its facility lease obligation at its former corporate headquarters for consideration that included the issuance of 750,000 shares of the Company’s common stock.

(18)    STOCK OPTION PLANS

The Company currently awards stock options under three plans: the 2002 Non-Officer Employee Stock Incentive Plan (2002 Plan), the 2000 Stock Incentive Plan (2000 Plan) which had replaced the 1986 Stock Option Plan (1986 Plan) and the 1999 Stock Option Plan For Non-Employee Directors (1999 Directors’ Plan), which replaced the 1995 Directors’ Plan (1995 Directors’ Plan). No options granted under the 1995 Directors’ Plan remain in effect. Options granted under the 2002 Plan and the 2000 Plan are generally 1/4th exercisable beginning one year after the date of grant, and the remaining granted options are exercisable in equal cumulative installments over the next three years.

In March 2002, the Board of Directors adopted the 2002 Plan, pursuant to which 4,150,000 shares of common stock are reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 19,150,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards may be granted to the Company’s or its subsidiaries’ employees, other than those who are also officers or directors, as defined. The Board of Directors administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2002 Plan at July 31, 2003 expire through 2010.

In October 2000, the Board of Directors adopted the 2000 Plan, pursuant to which 15,500,000 shares of common stock are reserved for issuance (subject to adjustment in the event of stock splits and other similar events). No further option grants will be made under the 1986 Plan, however all outstanding options under the 1986 Plan remain in effect. Under the 2000 Plan, non-qualified stock options or incentive stock options may be granted to the Company’s or its subsidiaries’ employees, consultants, advisors or directors, as defined. The Board of Directors administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2000 Plan at July 31, 2003 expire through 2010.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 1999 Directors’ Plan, approved in fiscal year 2000, replaces the Company’s 1995 Directors’ Plan. Pursuant to the 1999 Directors’ Plan, 2,000,000 shares of the Company’s common stock were initially reserved. In March 2003, the Board of Directors approved an amendment to the 1999 Directors Plan. Each eligible director who is elected to the Board for the first time will be granted an option to acquire 200,000 shares of common stock (the “Initial Option”). Each Affiliated Director who ceases to be an Affiliated Director and is not otherwise an employee of the Company or any of its subsidiaries or affiliates will be granted, on the date such director ceases to be an Affiliated Director but remains as a member of the Board of Directors, an Initial Option to acquire 200,000 shares of common stock under the plan. Each Initial Option will vest and become exercisable as to 1/36th of the number of shares of common stock originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. On each anniversary of the grant of the Initial Option to an eligible director, each eligible director will automatically be granted an option to purchase 24,000 shares of common stock (an “Annual Option”), provided that such eligible director serves as a director on the applicable anniversary date. Each Annual Option, granted before March 12, 2003, will vest and become exercisable on a monthly basis as to 1/12th of the number of shares originally subject to the option commencing on the 37th month after the grant date, provided that the optionee then serves as a director on such monthly anniversary date. Annual Options granted after March 12, 2003 become exercisable as to 1/36th of the number of shares originally subject to the option on each monthly anniversary date of the date grant, provided that the optionee serves as a director on such monthly anniversary date. Outstanding options under the 1999 Directors’ Plan at July 31, 2003 expire through 2013.

The status of the plans during the three fiscal years ended July 31, 2003, 2002, and 2001 was as follows:

	2003		2002		2001
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	(in thousands, except exercise price data)
Options outstanding, beginning of year	38,509	$11.08	28,252	$22.02	33,927	$30.09
Granted	1,143	0.79	18,579	0.85	9,097	3.95
Exercised	(1,606)	0.52	(454)	1.16	(3,307)	2.29
Canceled	(17,044)	10.55	(7,868)	26.78	(11,465)	37.32

Options outstanding, end of year	21,002	$11.76	38,509	$11.08	28,252	$22.02

Options exercisable, end of year	11,602	$16.73	12,114	$20.28	11,302	$21.80

Options available for grant, end of year	23,339		12,544		10,465

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the Company’s stock options outstanding at July 31, 2003:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
	(number of shares in thousands)
$0.00–$1.00	6,833	2.3 years	$0.28	4,473	$0.19
$1.01–$2.50	7,121	5.8	1.46	1,904	1.51
$2.51–$5.00	2,622	3.0	2.92	1,567	3.17
$5.01–$25.00	316	2.5	9.10	301	9.05
$25.01–$50.00	680	1.6	41.04	606	41.09
$50.01–$100.00	3,376	1.7	56.05	2,702	56.03
$100.01–$150.00	51	2.5	121.86	46	122.14
$150.01–$511.00	3	0.1	260.56	3	260.56

	21,002	3.5 years	$11.76	11,602	$16.73

The weighted average fair value per share of options granted during fiscal years 2003, 2002 and 2001 was $0.63, $0.66, and $2.34, respectively.

(19)    EMPLOYEE STOCK OPTION PLAN

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

Employees purchased 557,760, 614,229, and 752,705 shares of common stock of the Company under the Plan during fiscal years 2003, 2002, and 2001, respectively.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20)    INCOME TAXES

The total income tax expense (benefit) was allocated as follows:

	Years Ended July 31,
	2003	2002	2001
	(in thousands)
Loss from continuing operations	$3,249	$(7,096)	$12,171
Discontinued operations	—	(335)	(196,575)
Extraordinary gain associated with the early extinguishment of debt	—	1,794	—
Unrealized holding gain (loss) included in comprehensive income (loss), but excluded from net income	—	(10,317)	(352,077)
Subsidiaries’ equity transactions charged directly to stockholders’ equity	—	—	(20,498)
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes charged directly to stockholders’ equity and reduction in previously recorded benefits	—	—	29,587

Total income tax expense (benefit)	$3,249	$(15,954)	$(527,392)

The income tax expense (benefit) from continuing operations consists of the following:

	Current	Deferred	Total
	(in thousands)
July 31, 2001:
Federal	$20,065	$(7,449)	$12,616
State	21,815	(22,260)	(445)

	$41,880	$(29,709)	$12,171

July 31, 2002:
Federal	$(18,099)	$10,481	$(7,618)
State	(1,622)	2,144	522

	$(19,721)	$12,625	$(7,096)

July 31, 2003:
Federal	$—	$—	$—
State	2,838	—	2,838
Foreign	411	—	411

	$3,249	$—	$3,249

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities have been classified on the accompanying Consolidated Balance Sheets in accordance with the nature of the item giving rise to the temporary differences. The components of deferred tax assets and liabilities are as follows:

	July 31, 2003			July 31, 2002
	Current	Non-current	Total	Current	Non-current	Total
	(in thousands)
Deferred tax assets:
Accruals and reserves	$19,309	$—	$19,309	$101,317	$—	$101,317
Tax basis in excess of financial basis of available-for-sale securities	3,174	—	3,174	14,757	—	14,757
Tax basis in excess of financial basis of investments in affiliates	—	95,274	95,274	—	110,415	110,415
Net operating loss and capital loss carryforwards	—	1,212,026	1,212,026	—	541,850	541,850
Tax basis in excess of financial basis for intangible assets	—	—	—	—	436,304	436,304

Total gross deferred tax assets	22,483	1,307,300	1,329,783	116,074	1,088,569	1,204,643
Less: valuation allowance	(5,846)	(1,306,352)	(1,312,198)	(115,554)	(1,079,174)	(1,194,728)

Net deferred tax assets	16,637	948	17,585	520	9,395	9,915

Deferred tax liabilities:
Financial basis in excess of tax basis of available-for-sale securities	(16,637)	—	(16,637)	(520)	—	(520)
Financial basis in excess of tax basis for intangible assets and fixed assets	—	(948)	(948)	—	(9,395)	(9,395)

Total gross deferred tax liabilities	(16,637)	(948)	(17,585)	(520)	(9,395)	(9,915)

Net deferred tax liability	$—	$—	$—	$—	$—	$—

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2003 will be allocated as follows:

(in thousands)
Income tax benefit recognized in the Consolidated Statement of Operations	$1,302,294
Additional paid in capital	9,904

$1,312,198

The net change in the total valuation allowance for the year ended July 31, 2003 was an increase of $117.5 million. A full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $1.8 billion and $1.7 billion respectively. The federal net operating losses will expire from 2021 through 2023 and the state net operating losses will expire from 2006 through 2013. In addition, the Company has capital loss carryforwards for federal and state tax purposes of approximately $1.4 billion and $1.9 billion respectively. The federal capital losses will expire in 2007 and 2008 and the state capital losses will expire in years 2006 through 2008. The utilization of net operating losses and capital losses may be limited by Internal Revenue Code Section 382 as a result of an ownership change. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three-year period.

Income tax expense attributable to income (loss) from continuing operations differs from the computed expense computed by applying the U.S. federal income tax rate of 35 percent to pre-tax income (loss) from continuing operations as a result of the following:

	Years Ended July 31,
	2003	2002	2001
	(in thousands)
Computed “expected” income tax benefit	$(46,002)	$(42,921)	$(336,502)
Increase (decrease) in income tax benefit resulting from:
Non-deductible goodwill amortization and impairment charges	—	13,713	165,022
Losses not benefited	48,125	18,952	201,017
Non-deductible in-process research and development charge related to acquisition of subsidiaries	—	245	267
State income taxes, net of federal benefit	1,845	340	(289)
Other	(719)	2,575	826

Actual income tax expense (benefit)	$3,249	$(7,096)	$12,171

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(21)    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected quarterly financial information for the years ended July 31, 2003 and 2002. The operating results for any given quarter are not necessarily indicative of results for any future period. The Company’s common stock is traded on the Nasdaq National Market under the symbol CMGI. Included below are the high and low sales prices during each quarterly period for the shares of common stock as reported by Nasdaq.

	Fiscal 2003 Quarter Ended				Fiscal 2002 Quarter Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	(in thousands except market price data)
Net revenue	$113,222	$119,774	$106,109	$97,882	$44,777	$43,744	$31,231	$48,724
Cost of revenue	104,363	110,549	98,582	90,389	48,689	36,296	25,991	41,164
Research and development	332	—	—	—	2,482	1,269	518	463
In-process research and development	—	—	—	—	—	—	—	—
Selling	2,087	2,193	1,066	1,446	4,323	2,574	1,712	19,748
General and administrative	22,121	12,917	13,557	13,741	20,996	15,595	14,122	3,885
Amortization of intangible assets and stock-based compensation	55	54	55	54	1,750	1,751	1,751	(311)
Impairment of long-lived assets	—	24	432	—	—	2,328	—	154
Restructuring expenses	165	9,041	19,938	26,204	(8,494)	632	1,092	3,652

Operating loss	(15,901)	(15,004)	(27,521)	(33,952)	(24,969)	(16,701)	(13,955)	(20,031)
Interest income (expense), net	28,054	(24,940)	278	325	(536)	16,026	35	20,891
Non-operating gains (losses), net	(57,540)	23,468	(11,608)	4,363	(8,082)	(17,877)	(7,953)	(34,071)
Equity in losses of affiliates	(515)	(373)	(1,049)	163	(12,249)	(1,144)	(2,003)	(12)
Minority interest	65	86	99	69	—	—	—	—
Income tax benefit (expense)	(856)	(738)	(1,073)	(582)	(12,579)	1,794	15,000	2,881

Loss from continuing operations	(46,693)	(17,501)	(40,874)	(29,614)	(58,415)	(17,902)	(8,876)	(30,342)
Discontinued operations, net of income taxes	(46,891)	(165,765)	117,806	13,224	(166,389)	(98,176)	(116,336)	(159,763)
Extraordinary gain on retirement of debt, net of income tax	—	—	—	—	—	131,281	—	—

Net income (loss)	$(93,584)	$(183,266)	$76,932	$(16,390)	$(224,804)	$15,203	$(125,212)	$(190,105)

Market Price:
High	$0.93	$1.74	$1.07	$2.30	$2.50	$3.15	$1.83	$1.30

Low	$0.28	$0.51	$0.68	$0.93	$0.60	$1.46	$1.22	$0.38

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(22)    COMPREHENSIVE LOSS

The components of comprehensive loss, net of income taxes, are as follows:

	For the Year Ended July 31,
	2003	2002	2001
	(in thousands)
Net loss	$(216,308)	$(524,918)	$(5,487,920)
Net unrealized holding gain (loss) arising during period	50,229	(18,160)	(638,243)
Reclassification adjustment for realized (gains) losses in net loss	(7,444)	1,257	160,254

	42,785	(16,903)	(477,989)

Net unrealized foreign currency translation adjustment arising during the period	(3,942)	(1,062)	—
Reclassification adjustment for foreign currency adjustment included in net income (loss)	5,026	—	—

	1,084	(1,062)	—

Comprehensive loss	$(172,439)	$(542,883)	$(5,965,909)

The components of accumulated comprehensive income (loss), net of income taxes, are as follows:

	For the Year Ended July 31,
	2003	2002	2001
	(in thousands)
Net unrealized holding gains	$43,564	$779	$17,682
Cumulative foreign currency translation adjustment	22	(1,062)	—

Accumulated other comprehensive income (loss)	$43,586	$(283)	$17,682

(23)    ALLOWANCES AND RESERVES

Accounts Receivable, Allowance for Doubtful Accounts consist of the following:

	For the Year Ended July,
	2003	2002	2001
	(in thousands)
Balance at beginning of period	$2,299	$2,158	$6,571
Aquisitions (a)	(350)	1,173	—
Additions charged to costs and expenses (Bad debt expenses)	338	132	3,726
Deductions charged against accounts receivable	(1,091)	(1,098)	(7,675)
Deconsolidation and dispositions (b)	(200)	(66)	(464)

Balance at end of period	$996	$2,299	$2,158

(a)	Amounts of ($0.3) million and $1.2 million relate to purchase accounting reserves and adjustments as a result of the acquisition of the SL Supply Chain Services International Corp. business in July 2002.
(b)	Amount of $0.2 million in fiscal 2003 relates to the effect of sale of Equilibrium Technologies, Inc. on October 17, 2002. Amount of $0.5 in fiscal 2001 relates to the effect of the deconsolidation of Signatures SNI, Inc. in February 2001.

Inventory Reserves consist of the following:

	For the Year Ended July,
	2003	2002	2001
	(in thousands)
Balance at beginning of period	$4,530	2,760	$1,460
Aquisitions (c)	—	3,576	—
Additions charged to costs and expenses	56	1,452	1,350
Deductions charged against inventory	(2,432)	(3,258)	(50)
Deconsolidation and dispositions	—	—	—

Balance at end of period	$2,154	$4,530	$2,760

(c)	Amount of $3.6 million relates to a purchase accounting reserve as a result of the acquisition of the SL Supply Chain Services International Corp. business in July 2002.

(24)    SUBSEQUENT EVENTS

In August 2003, AltaVista sold all of its remaining shares of common stock of Overture Services, Inc. for gross proceeds of approximately $75.5 million. The Overture stock had a carrying value at July 31, 2003 of approximately $76.0 million and has been classified as available-for-sale securities on the accompanying Consolidated Balance Sheet at July 31, 2003. AltaVista recorded a gain of approximately $40.5 million upon the sale of the Overture stock.

On September 24, 2003, the Official Committee of Unsecured Creditors of Engage, Inc. (the “Creditors Committee”) filed a complaint against the Company in the U.S. Bankruptcy Court (Massachusetts, Western Division). In the complaint, the Creditors Committee makes various claims, including (i) re-characterization of debt as equity, (ii) equitable subordination, (iii) fraudulent transfer, (iv) preferential transfers, (v) illegal redemption of shares, (vi) turnover of property of estate, (vii) alter ego, (viii) breach of contract, (ix) breach of covenant of good faith and fair dealing, (x) promissory estoppel, (xi) unfair and deceptive trade practices under Massachusetts General Laws §93A, and (xii) declaration with respect to scope and extent of security interests. The Creditors Committee seeks monetary damages and other relief, including cancellation of a $2.0 million promissory note, return of $2.5 million in cash, certain other unspecified amounts and a finding that the Company is liable for Engage’s debt. The Company believes that these claims are without merit and intends to vigorously defend this matter.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Proposal 1—Election of Directors,” “Additional Information—Management,” “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Information—Audit Committee Financial Expert.”

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer, and its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions). A copy of the Company’s Code of Business Conduct and Ethics is filed with this report.

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

Equity Compensation Plan Information as of July 31, 2003

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2003:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	19,396,593	$12.69	8,252,233	(1)
Equity compensation plans not approved by security holders	1,605,595	$0.53	16,351,716

Total	21,002,188	$11.76	24,603,949
(1)	Includes 1,265,053 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Additional Information —Certain Relationships and Related Transactions.”

ITEM 14.—PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Additional Information —Independent Auditors’ Fees.”

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

We filed or furnished two reports on Form 8-K during our fourth quarter ended July 31, 2003. Information regarding the items reported on is as follows:

Date Filed or Furnished	Item No.	Description
May 12, 2003	Items 2, 7

On May 12, 2003, the Company reported that AltaVista Company had sold substantially all of its assets and business to Overture Services, Inc. The following financial statements were filed with such report:

Unaudited pro forma condensed balance sheet of CMGI, Inc. as of January 31, 2003.

Unaudited pro forma condensed statement of operations of CMGI, Inc. for the twelve months ended July 31, 2002

June 12, 2003	Items 7, 9*	On June 12, 2003, the Company furnished a copy of the Company’s earnings release for the fiscal quarter ended April 30, 2003. Consolidated financial statements for such period were furnished with such report.

*	Pursuant to SEC Release 33-8216, the information required to be furnished under Item 12 was furnished under Item 9.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMGI, INC.

Date: October 17, 2003	By:	/s/ GEORGE A. MCMILLAN
George A. McMillan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature	Title

/s/ DAVID S. WETHERELL David S. Wetherell	Chairman of the Board of Directors

/s/ GEORGE A. MCMILLAN George A. McMillan	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ THOMAS OBERDORF Thomas Oberdorf	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ ANTHONY J. BAY Anthony J. Bay	Director

/s/ VIRGINIA G. BONKER Virginia G. Bonker	Director

/s/ FRANCIS J. JULES Francis J. Jules	Director

/s/ JONATHAN KRAFT Jonathan Kraft	Director

/s/ MICHAEL MARDY Michael Mardy	Director

EXHIBIT INDEX

2.1	Transaction Agreement, dated as of September 9, 2002, by and among the Registrant, CMGI (UK) Limited and Engage, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 9, 2002 (File No. 000-23262).

2.2	Note and Stock Purchase Agreement, dated as of September 11, 2002, by and between the Registrant and ClearBlue Technologies, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 11, 2002 (File No. 000-23262).

2.3	Asset Purchase Agreement, by and among Overture Services, Inc., AltaVista Company, Aurora I, LLC (a wholly owned subsidiary of AltaVista) and the Registrant, dated as of February 18, 2003, is incorporated herein by reference to Exhibit 2.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 of Overture Services, Inc. (File No. 000-26365).

2.4	Registration Rights Agreement between Overture Services, Inc. and AltaVista Company, dated as of February 18, 2003, is incorporated herein by reference to Exhibit 2.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 of Overture Services, Inc. (File No. 000-26365).

2.5	First Amendment to Registration Rights Agreement, dated as of April 25, 2003, by and between Overture Services, Inc. and AltaVista Company, is incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K dated April 25, 2003 of Overture Services, Inc. (File No. 000-26365).

2.6	Second Amendment to Registration Rights Agreement, dated as of August 13, 2003, by and between Overture Services, Inc. and AltaVista Company, is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K dated August 13, 2003 of Overture Services, Inc. (File No. 000-26365).

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-85047).

3.2	Certificate of Designations, Preferences and Rights of Series D Preferred Stock of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 18, 1999 (File No. 000-23262).

3.3	Amendment of Restated Certificate of Incorporation of the Registrant, dated May 5, 2000 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2000 (File No. 000-23262).

3.4	Certificate of Elimination of Series C Convertible Preferred Stock of the Registrant is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002 (File No. 000-23262).

3.5	Restated By-Laws of the Registrant, as amended, are incorporated herein by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-4 (File No. 333-92107).

4.1	Specimen stock certificate representing the Registrant’s Common Stock is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended
July 31, 1999 (File No. 000-23262).

4.2	Form of senior indenture is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-93005).

4.3	Form of subordinated indenture is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-93005).

10.1*	2000 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 17, 2000 (File No. 000-23262).

10.2*	1986 Stock Option Plan, as amended, is incorporated herein by reference to Appendix IV to the Registrant’s Definitive Schedule 14A filed November 17, 1999 (File No. 000-23262).

10.3*	Amended and Restated 1995 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 16, 2001 (File No. 000-23262).

10.4*	Amended and Restated 1999 Stock Option Plan For Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001 (File No. 000-23262).

10.5*	Amendment No. 1 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-23262).

10.6*	FY 2002 Bonus Plan for Operating Companies is incorporated herein by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.7*	FY 2002 Bonus Plan for CMGI Corporate is incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.8*	FY 2003 Bonus Plan for CMGI Corporate is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002 (File No. 000-23262).

10.9*	Form of FY 2003 Bonus Plan for Operating Companies is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002 (File No. 000-23262).

10.10*	FY 2004 Executive Officer Bonus Plan for CMGI, Inc.

10.11*	FY 2004 Executive Officer Bonus Plan for SalesLink Corporation.

10.12*	CMGI, Inc. Director Compensation Plan.

10.13*	2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.14*	Employment Agreement, dated August 1, 1993, between the Registrant and David S. Wetherell is incorporated herein by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 33-71518).

10.15*	Amendment No. 1 to Employment Agreement, dated January 20, 1994, between the Registrant and David S. Wetherell is incorporated herein by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 (File No. 33-71518).

10.16*	Amendment No. 2 to Employment Agreement, dated October 25, 1996, between the Registrant and David S. Wetherell is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996 (File No. 000-23262).

10.17*	Amendment No. 3 to Employment Agreement, dated August 3, 2001, between the Registrant and David S. Wetherell is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.18*	Offer Letter from the Registrant to George A. McMillan, dated June 11, 2001 is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.19*	CEO Offer Letter from the Registrant to George A. McMillan, dated February 18, 2002, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.20*	Amended and Restated Executive Severance Agreement, dated as of March 1, 2002, by and between the Registrant and George A. McMillan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.21*	Offer Letter from the Registrant to Thomas Oberdorf, dated March 1, 2002, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.22*	Executive Severance Agreement, dated as of March 4, 2002, by and between the Registrant and Thomas Oberdorf is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.23*	Offer Letter from AltaVista Company to James Barnett, dated November 15, 2001 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002 (File No. 000-23262).

10.24*	First Amendment to Offer Letter from AltaVista Company to James Barnett, dated as of June 24, 2002 is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.25*	Indemnification Agreement, dated as of February 1, 2002, by and between the Registrant and James Barnett is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.26*	Indemnification Agreement, dated as of February 1, 2002, by and between AltaVista Company and James Barnett is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.27*	Offer Letter from uBid, Inc. to Christian Feuer, dated April 12, 2002, is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.28*	Executive Severance Agreement, dated as of April 15, 2002, by and between uBid, Inc. and Christian Feuer is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.29*	Executive Retention Agreement, dated as of August 28, 2002, by and between the Company and Peter L. Gray is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.30*	Form of Director Indemnification Agreement (executed by the Registrant and each of David S. Wetherell, George A. McMillan, Anthony J. Bay, Virginia G. Bonker, Francis J. Jules, Jonathan Kraft and Michael Mardy) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.31	Securities Purchase Agreement, dated as of June 29, 1999, by and among the Registrant and the investors named therein is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 29, 1999 (File No. 000-23262).

10.32	Registration Rights Agreement, dated as of June 29, 1999 by and among the Registrant and the investors named therein is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 29, 1999 (File No. 000-23262).

10.33	Amended and Restated Loan and Security Agreement, dated as of July 31, 2003, by and among SalesLink Corporation, InSolutions Incorporated, On-Demand Solutions, Inc., Pacific Direct Marketing Corp., SalesLink Mexico Holding Corp. and SL Supply Chain Services International Corp., as Borrowers, and LaSalle Bank National Association and Citizens Bank of Massachusetts, as Lenders.

10.34	Lease dated as of April 12, 1999 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.35	Amendment No. 1 to Lease dated as of July 19, 1999 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.36	Amendment No. 2 to Lease, dated as of November 12, 1999, between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-23262).

10.37	Amendment No. 3 to Lease dated as of March 28, 2000 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (File No. 000-23262).

10.38	Amendment No. 4 to Lease, dated as of May 11, 2000 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (File No. 000-23262).

10.39	Amendment No. 5 to Lease, dated as of December 18, 2000 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.40	Amendment No. 6 to Lease, dated as of April 17, 2001 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.41	Amendment No. 7 to Lease, dated as of April 18, 2001 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.42	Amendment No. 8 to Lease, dated as of November 6, 2001 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-23262).

10.43	Amendment No. 9 to Lease, dated as of December 3, 2001 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-23262).

10.44	Amendment No. 10 to Lease, dated as of November 18, 2001 between Andover Mills Realty Limited Partnership and the Registrant for premises located at 100 Brickstone Square, Andover, Massachusetts is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-23262).

10.45	Lease Termination Agreement, dated as of July 31, 2003, by and between the Registrant and Andover Mills LLC.

10.46	Lease, dated January 6, 1998, between the Medford Nominee Trust and SalesLink Corporation for premises located at 425 Medford Street, Boston, Massachusetts is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998 (File No. 000-23262).

10.47	Lease, dated September 1, 1998, between Cabot Industrial Properties, L.P. and SalesLink Corporation for premises at 6112 West 73rd Street, Bedford Park, Illinois is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.48	Lease, dated June 30, 1995, between Windy Pacific Partners and Pacific Mailing Corporation for premises located at Lot #2, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.49	First Amendment to Lease Between Windy Pacific Partners and Pacific Mailing Corporation, dated May 28, 1996 for premises located at Lot #2, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.50	Lease, dated July 30, 1995, between Windy Pacific Partners and Pacific Mailing Corporation for premises located at Lot #3, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.51	First Amendment to Lease Between Windy Pacific Partners and Pacific Mailing Corporation, dated December 22, 1995 for premises located at Lot #3, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.52	Second Amendment to Lease Between Windy Pacific Partners and Pacific Mailing Corporation, dated May 28, 1996 for premises located at Lot #3, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.53	Third Amendment to Lease Between Windy Pacific Partners and Pacific Mailing Corporation, dated September 25, 1996 for premises located at Lot #3, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.54	Lease, dated September 25, 1996, between Windy Pacific Partners and Pacific Direct Marketing Corp. DBA Pacific Link for premises at Lot #4 Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.55	Lease made as of August 31, 2000 by and between Industrial Developments International (Tennessee), L.P. and SalesLink Corporation for premises located at 6100 Holmes Road, Suite 101, Memphis, Tennessee is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (File No. 000-23262).

10.56*	CMG @Ventures, Inc. Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997 (File No. 000-23262).

10.57*	CMG @Ventures I, LLC Limited Liability Company Agreement, dated December 18, 1997 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998 (File No. 000-23262).

10.58*	CMG@Ventures II, LLC Operating Agreement, dated as of February 26, 1998 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.59*	Limited Liability Company Agreement of CMG@Ventures III, LLC, dated August 7, 1998 is incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.60*†	Amendment No. 1 to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated June 7, 2002 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.61*	Agreement of Limited Partnership of @Ventures III, L.P., dated August 7, 1998 is incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.62*	Amendment No. 1 to Agreement of Limited Partnership of @Ventures III, L.P., dated August 7, 1998 is incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.63*†	Amendment No. 5 to Agreement of Limited Partnership of @Ventures III, L.P., dated June 7, 2002 is incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form
10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.64*	Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated December 22, 1998 is incorporated herein by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form
10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.65*	Amendment No. 1 to Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated December 22, 1998 is incorporated herein by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.66*†	Amendment No. 2 to Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated June 7, 2002 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.67	Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.68*	Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of June 30, 1999 is incorporated herein by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form
10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.69*	First Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of October 15, 2000 is incorporated herein by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.70*	Limited Liability Company Agreement of @Ventures Investors, LLC, dated as of July 31, 1999 is incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.71*	Limited Liability Company Agreement of @Ventures Management, LLC, dated as of May 27, 1998 is incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form
10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.72*	Management Contract, dated as of August 7, 1998, by and between @Ventures Management, LLC and @Ventures III, L.P. is incorporated herein by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.73*	Management Contract, dated as of December 22, 1998, by and between @Ventures Management, LLC and @Ventures Foreign Fund III, L.P. is incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.74*	Management Contract, dated as of September 4, 1998, by and between @Ventures Management, LLC and CMG @Ventures III, LLC is incorporated herein by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.75*†	Amendment to Management Contract, dated as of June 7, 2002, by and between @Ventures Management, LLC and @Ventures III, L.P. is incorporated herein by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.76*†	Amendment to Management Contract, dated as of June 7, 2002, by and between @Ventures Management, LLC and @Ventures Foreign Fund III, L.P. is incorporated herein by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.77*	Severance Agreement, dated as of April 27, 2001, by and between SalesLink Corporation and Bryce C. Boothby, Jr.

14	Code of Business Conduct and Ethics of the Registrant.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.
†	Confidential treatment requested with respect to certain portions.