Form 10-Q
period 2003-10-31
CMGI INC
filed 2003-12-12
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

OR

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

As of December 8, 2003, there were 396,371,195 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

CMGI, INC.

FORM 10-Q

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31, 2003	July 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$267,730	$196,916
Available-for-sale securities	1,943	79,151
Accounts receivable, trade, net of allowance for doubtful accounts of $853 and $996 at October 31, 2003 and July 31, 2003, respectively	53,902	55,209
Inventories	33,214	30,475
Prepaid expenses and other current assets	36,002	35,356
Current assets of discontinued operations	1,851	1,876

Total current assets	394,642	398,983

Property and equipment, net	6,822	8,598
Investments in affiliates	18,799	19,470
Goodwill	22,122	22,122
Other assets	5,291	6,093
Non-current assets of discontinued operations	75	75

	$447,751	$455,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$6,035	$6,622
Accounts payable	37,387	39,254
Current portion of accrued restructuring	8,685	9,268
Accrued income taxes	98,480	95,653
Accrued expenses	32,621	28,956
Other current liabilities	665	1,081
Current liabilities of discontinued operations	142	214

Total current liabilities	184,015	181,048

Long-term debt, less current installments	1,646	1,673
Long-term portion of accrued restructuring	9,403	10,878
Other long-term liabilities	13,215	12,460
Non-current liabilities of discontinued operations	1,811	1,805
Minority interest	2,746	465
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at October 31, 2003 and July 31, 2003	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and outstanding 396,367,786 at October 31, 2003 and 395,591,493 shares at July 31, 2003	3,964	3,956
Additional paid-in capital	7,297,407	7,296,230
Deferred compensation	(803)	—
Accumulated deficit	(7,066,900)	(7,096,760)

Accumulated other comprehensive income	1,247	43,586

Total stockholders’ equity	234,915	247,012

	$447,751	$455,341

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,
	2003	2002
Net revenue	$94,888	$113,222
Operating expenses:
Cost of revenue	87,410	104,363
Research and development	—	332
Selling	1,197	2,087
General and administrative	11,637	22,121
Amortization of stock-based compensation	102	55
Restructuring, net	1,686	165

Total operating expenses	102,032	129,123

Operating loss	(7,144)	(15,901)

Other income (expense):
Interest income	974	1,167
Interest (expense) recovery, net	(396)	26,887
Other gains (losses), net	42,144	(57,540)
Equity in income (losses) of affiliates, net	44	(515)
Minority interest	(2,281)	65

	40,485	(29,936)

Income (loss) from continuing operations before income taxes	33,341	(45,837)
Income tax expense	2,989	856

Income (loss) from continuing operations	30,352	(46,693)
Discontinued operations, net of income taxes:
Loss from discontinued operations	(491)	(46,891)

Net income (loss)	$29,861	$(93,584)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.08	$(0.12)
Loss from discontinued operations	—	(0.12)

Net earnings (loss)	$0.08	$(0.24)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.07	$(0.12)
Loss from discontinued operations	—	(0.12)

Net earnings (loss)	$0.07	$(0.24)

Shares used in computing basic earnings (loss) per share:	395,735	392,682

Shares used in computing diluted earnings (loss) per share:	402,535	392,682

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended October 31,
	2003	2002

Cash flows from operating activities of continuing operations:
Net income (loss)	$29,861	$(93,584)
Loss from discontinued operations	(491)	(46,891)

	30,352	(46,693)
Adjustments to reconcile net income (loss) to cash used for continuing operations:
Depreciation and amortization	2,303	2,848
Non-operating (gains) losses, net	(42,144)	23,958
Equity in (income) losses of affiliates	(44)	515
Non-cash restructuring charges	594	—
Minority interest	2,281	(65)
Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
Trade accounts receivable	1,307	(6,135)
Inventories	(2,739)	177
Prepaid expenses and other current assets	(511)	(13,169)
Accounts payable, accrued restructuring and expenses	(20)	4,444
Refundable and accrued income taxes, net	2,841	702
Other assets and liabilities	1,141	20,643

Net cash used for operating activities of continuing operations	(4,639)	(12,775)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(1,196)	(2,179)
Net proceeds from sales and maturities of (purchases of) available-for-sale securities, net	77,721	(10,259)
Cash impact of divestitures of subsidiaries	—	(583)
Net investments in affiliates	—	257

Net cash provided by (used for) investing activities of continuing operations	76,525	(12,764)

Cash flows from financing activities of continuing operations:
Repayments of long-term debt	(614)	(394)
Proceeds from issuance of common stock	74	97

Net cash used for financing activities of continuing operations	(540)	(297)

Net cash used for discontinued operations	(532)	(14,573)

Net increase (decrease) in cash and cash equivalents	70,814	(40,409)
Cash and cash equivalents at beginning of period	196,916	196,099

Cash and cash equivalents at end of period	$267,730	$155,690

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2003 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 20, 2003. The results for the three-month period ended October 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified in accordance with US GAAP to conform to the current year presentation. Discontinued operations reporting has been applied for certain of the Company’s subsidiaries that have been disposed of (see note F).

Marketable securities held by the Company, which meet the criteria for classification as trading securities, are carried at fair value. Unrealized holding gains and losses on securities classified as trading are recorded as a component of “Other gains (losses), net” in the accompanying condensed consolidated statements of operations.

B. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”). This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which an interest is acquired after that date. Effective January 31, 2004, it also applies to VIEs in which an interest is acquired before February 1, 2003. The Company may apply the Interpretation prospectively with a cumulative effect adjustment as of January 31, 2004, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. In October 2003, the FASB issued FASB Staff Position (FSP) 46-6, “Effective Date of FASB Interpretation 46, Consolidation of Variable Interest Entities.” This FSP deferred the effective date for applying the provisions of FIN 46 for interests in variable interest entities or potential variable interest entities created before February 1, 2003. This statement delayed the effective date of FIN 46 for the Company until the quarter ending January 31, 2004. The Company is currently evaluating the applicability of the requirements of FIN 46.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003 the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has not entered into or modified any financial instruments covered by this statement after May 31, 2003 and the application of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

C. STOCK-BASED COMPENSATION

The Company accounts for its stock compensation plans under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise,

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net proceeds, including tax benefits realized, are credited to equity. The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	For the Three Months Ended October 31,
	2003	2002
	(in thousands, except per share amounts)
Net income (loss)	$29,861	$(93,584)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38,685)	(66,523)

Pro-forma net loss	$(8,824)	$(160,107)

Basic—as reported	$0.08	$(0.24)

Basic—pro-forma	$(0.02)	$(0.41)

Diluted—as reported	$0.07	$(0.24)

Diluted—pro-forma	$(0.02)	$(0.41)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended October 31,
	2003	2002
Risk-free interest rate	2.7%	2.7%
Expected dividend yield	0.0%	0.0%
Expected volatility	103.5%	130.1%
Expected life (years)	4.6	4.1
Weighted average fair value of options granted during the period	$1.19	$0.39

D. OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended October 31,
	2003	2002
	(in thousands)
Gain on sales of marketable securities	$42,603	$—
Loss on sale of Equilibrium Technologies, Inc.	—	(3,527)
Impairment of investment in Signatures SNI, Inc.	—	(14,056)
Loss on mark-to-market adjustment for trading security	—	(31,016)
Loss on impairment of investments in affiliates	(567)	(6,175)
Loss on impairment of marketable securities	(27)	(200)
Other, net	135	(2,566)

	$42,144	$(57,540)

During the three-months ended October 31, 2003, the Company sold marketable securities for total proceeds of approximately $77.7 million and recorded a net pre-tax gain of approximately $42.6 million on these sales. These sales primarily consisted of approximately 1.0 million shares of Loudeye Corp. common stock for proceeds of approximately $2.3 million and approximately 3.2 million shares of Overture Services, Inc. common stock sold by the Company’s AltaVista subsidiary for total proceeds of approximately $75.4 million. The Company also recorded impairment charges of approximately $0.6 million for other than temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended October 31, 2002, the Company sold its interests in its majority-owned subsidiary Equilibrium Technologies, Inc. (“Equilibrium”) to a group led by the management of Equilibrium and recorded a pre-tax loss of approximately $3.5 million. The Company also recorded a $31.0 million loss on the mark-to-market adjustment of a trading security and recorded impairment charges of approximately $20.3 million. The impairment charges recorded during the period included a $14.1 million charge for an other than temporary decline in the carrying value of the Company’s investment in Signatures SNI, Inc. (“Signatures”) and impairment charges of approximately $6.2 million for other than temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC.

E. RESTRUCTURING CHARGES

The following table summarizes the activity in the restructuring accrual for the three months ended October 31, 2003:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2003	$1,535	$18,611	$—	$20,146

Q1 Restructuring	345	941	504	1,790
Restructuring adjustments	—	(104)	—	(104)
Cash charges	(1,451)	(1,793)	—	(3,244)
Non-cash charges	—	—	(504)	(504)

Accrued restructuring balance at October 31, 2003	$429	$17,655	$—	$18,084

The Company anticipates that the remaining restructuring accruals will be settled by December 2012. It is expected that the payments of employee-related expenses will be substantially completed by January 31, 2004. The remaining contractual obligations primarily relate to facility leases obligations for vacant space resulting from the cessation of operations of certain of the Company’s subsidiaries in prior periods and the restructuring of excess plant capacity within the U.S. operations of the Company’s SalesLink subsidiary.

The net restructuring charges for the three months ended October 31, 2003 and 2002 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended October 31,
	2003	2002
	(in thousands)
Cost of revenue	$(104)	$—
Selling	—	9
General and administrative	1,790	156

	$1,686	$165

The Company’s restructuring initiatives involved strategic decisions to exit certain businesses and to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contract terminations, severance charges and facility and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at remaining subsidiaries and at the Company’s corporate headquarters to increase operational efficiencies, improve margins and further reduce expenses. Severance charges included employee termination costs as a result of workforce reductions. Employees affected by the restructurings were notified both through direct personal contact and by written notification. The contract

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terminations primarily consisted of costs to exit facility and equipment leases, less estimated sub-lease income and to terminate bandwidth and other vendor contracts. The asset impairment charges primarily related to the write-off of property and equipment.

During the three months ended October 31, 2003, the Company recorded net restructuring charges of approximately $1.7 million. These charges include a $0.6 million charge related to a hosting services contract that the Company is no longer utilizing, as it represented excess capacity. The reduction in hosting services required to support the business is primarily the result of the divestiture of several subsidiaries in fiscal 2003. Also during the period, the Company recorded a charge of $0.3 million related to a workforce reduction of 17 employees, a charge of $0.5 million to write-off certain software and hardware related assets no longer being utilized by the Company, and a $0.4 million charge related to equipment and facility lease obligations under which the Company expects to realize no future economic benefit.

During the three months ended October 31, 2002, the Company recorded a net restructuring charge of approximately $0.2 million at its corporate headquarters. The restructuring charge related primarily to equipment lease obligations assumed by the Company in connection with its sale of Equilibrium.

F. DISCONTINUED OPERATIONS

During fiscal year 2003 the Company’s divestitures of Engage, NaviSite, Yesmail and Tallán, the asset sales by uBid and AltaVista and the cessation of operations by ProvisionSoft met the criteria for discontinued operations accounting. Accordingly, uBid, which was previously included in the eBusiness and Fulfillment segment, Tallán, Yesmail, AltaVista, ProvisionSoft and Engage, which were previously included in the Enterprise Software and Services segment and NaviSite, which was previously included in the Managed Application Services segment, have been reported as discontinued operations in the condensed consolidated financial statements for all periods presented.

During the quarter ended October 31, 2003, the Company recorded a loss from discontinued operations of $0.5 million primarily as a result of residual operating costs associated with the discontinued operations of AltaVista, Yesmail and uBid subsequent to divestiture.

Summarized financial information for the discontinued operations of Engage, NaviSite Yesmail, Tallán, uBid, AltaVista and ProvisionSoft are as follows:

	Three Months Ended October 31,
	2003	2002
	(in thousands)
Results of operations:
Net revenue	$—	$77,292
Total expenses	(491)	(109,842)

Net loss	(491)	(32,550)
Gain on sale of NaviSite	—	2,291
Loss on sale of Engage	—	(16,632)

Net loss from discontinued operations	$(491)	$(46,891)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	October 31, 2003	July 31, 2003
	(in thousands)
Financial position:
Current assets	$1,851	$1,876
Property and equipment, net	—	—
Other assets	75	75
Total liabilities	(1,953)	(2,019)

Net liabilities of discontinued operations	$(27)	$(68)

G. SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision-maker for purposes of making decisions about allocating resources and assessing performance, the Company now reports one operating segment, eBusiness and Fulfillment, which includes the results of operations of the Company’s SalesLink and SL Supply Chain Services International Corp. subsidiaries.

In addition to its one current operating segment, the Company reported an Enterprise Software and Services segment (that consists of the operations of Equilibrium, CMGI Solutions and Nascent), a Portals segment (that consists of the operations of MyWay and iCast) and a Managed Application Services segment (that consists of the operations of NaviPath, ExchangePath, 1stUp, and Activate), as these entities did not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The historical results of these companies will continue to be reported in the Enterprise Software and Services, Portals and Managed Application Services segments, respectively, as will any residual results from operations that exist through the cessation of operations of these entities, each of which have been divested or substantially wound down.

Management evaluates segment performance based on segment net revenue, operating loss and “Non-GAAP operating income/(loss)”, which is defined as the operating income/(loss) excluding net charges related to in-process research and development, depreciation, long-lived asset impairment, restructuring, and amortization of intangible assets and stock-based compensation. The Company believes that its Non-GAAP operating income/(loss) measure provides investors with a useful supplemental measure of the Company’s operating performance by excluding the impact of one-time gains/(losses), non-cash charges, and restructuring activities. Historically, the Company has recorded significant one-time gains/(losses), and impairment and restructuring charges and therefore management uses Non-GAAP operating income/(loss) to assist in evaluating the Company’s operating performance. These Non-GAAP results should be evaluated in light of the Company’s financial results prepared in accordance with US GAAP.

“Other” includes certain corporate infrastructure expenses, which are not identifiable to the operations of the Company’s operating business segments. “Other” primarily consists of directors and officer’s insurance costs; costs associated with maintaining certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance, as well as certain administrative costs related to the Company’s venture capital entities.

One customer based in the U.S. accounted for approximately 75% and 74% of CMGI’s consolidated net revenue for the three months ended October 31, 2003 and 2002, respectively.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information of the Company’s continuing operations by business segment is as follows:

	Three Months Ended October 31,
	2003	2002
	(in thousands)
Net revenue:
eBusiness and Fulfillment	$94,723	$112,859
Enterprise Software and Services	—	227
Managed Application Services	165	136

	$94,888	$113,222

Operating income (loss):
eBusiness and Fulfillment	$812	$282
Enterprise Software and Services	—	(966)
Managed Application Services	161	136
Other	(8,117)	(15,353)

	$(7,144)	$(15,901)

Non-GAAP operating income (loss):
eBusiness and Fulfillment	$2,190	$1,741
Enterprise Software and Services	—	(911)
Managed Application Services	161	136
Other	(5,506)	(13,854)

	$(3,155)	$(12,888)

	Three Months Ended October 31,
	2003	2002
	(in thousands)
GAAP operating loss	$(7,144)	$(15,901)
Adjustments:
Depreciation	2,201	2,793
Amortization of stock-based compensation	102	55
Restructuring	1,686	165

Non-GAAP operating loss	$(3,155)	$(12,888)

Revenue is attributed to geographic areas based on the customer’s shipped-to location. The Company’s revenue by region as a percentage of total consolidated revenue was as follows:

	Three Months Ended
	October 31, 2003	October 31, 2002
United States	40%	57%
Foreign Regions:
Asia/Pacific & Pacific Rim	11%	12%
Europe	43%	26%
Canada, Mexico and Latin America	5%	4%
Rest of the World	1%	1%

	100%	100%

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended October 31, 2003, The Netherlands and the United Kingdom, which are within the Europe region, accounted for 26% and 12%, respectively, of the Company’s consolidated revenues.

For the three months ended October 31, 2002, The Netherlands, which is within the Europe region, accounted for 19% of the Company’s consolidated revenues and Singapore, which is within the Asia/Pacific & Pacific Rim region, accounted for 11% of the Company’s consolidated revenues.

H. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and unvested restricted stock are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. For the three months ended October 31, 2003, approximately 6.9 million weighted average common stock equivalents were included in denominator of the calculation of dilutive earnings per share. For the three months ended October 31, 2002, approximately 2.9 million common stock equivalent shares were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive.

If a subsidiary has dilutive stock options, unvested restricted stock, or warrants outstanding, diluted earnings per share is computed by first deducting from net income (loss), the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial for the three months ended October 31, 2003 and 2002, respectively.

I. COMPREHENSIVE LOSS

The components of comprehensive loss, net of income taxes, are as follows:

	Three Months Ended October 31,
	2003	2002
	(in thousands)
Net income (loss)	$29,861	$(93,584)

Net unrealized holding gain arising during period	487	5,844
Reclassification adjustment for net realized (gains) losses included in net income (loss)	(42,576)	200

	(42,089)	6,044
Foreign currency translation adjustment arising during period	(250)	(4,022)

Comprehensive loss	$(12,478)	$(91,562)

The components of accumulated other comprehensive income are as follows:

	October 31, 2003	July 31, 2003
	(in thousands)
Net unrealized holding gains	$1,476	$43,565
Cumulative foreign currency translation adjustment	(229)	21

	$1,247	$43,586

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

	Three Months Ended October 31,
	2003	2002
	(in thousands)
Cash paid for interest	$141	$155
Cash paid for income taxes	$178	$132
Cash received for Federal income tax refunds	$—	$24
Common stock issued in settlement of contractual obligation	$205	$—
Restricted stock grant to certain executives and employees	$850	$—

There were no significant non-cash investing activities during the three months ended October 31, 2003 and 2002, respectively.

K. INVENTORIES

Inventories at October 31, 2003 and July 31, 2003 consisted of the following:

	October 31, 2003	July 31, 2003
	(in thousands)
Raw Materials	$27,781	$25,583
Work-in-process	—	15
Finished Goods	8,287	7,031

	36,068	32,629
Less: Inventory Reserve	(2,854)	(2,154)

	$33,214	$30,475

L. CONTINGENCIES

In August 2001, Jeffrey Black, a former employee of AltaVista Company, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of his relationship with the Company and AltaVista and the termination of Mr. Black’s employment with AltaVista. In March 2002, the court ordered the entire case to binding arbitration in California. In August 2002, Mr. Black submitted the matter to the American Arbitration Association. Mr. Black’s statement of damages in the arbitration proceeding sought monetary damages in excess of $16 million. In connection with Overture’s acquisition of AltaVista’s business, Overture agreed to assume any liability of AltaVista with respect to this action. On May 15, 2003, Mr. Black was given leave by the court to file a third amended complaint naming Overture as a defendant as successor in interest to AltaVista. An arbitration hearing was held in August 2003. Closing arguments in the arbitration were held on October 20, 2003. On November 19, 2003, the arbitrator awarded Mr. Black $449,770 from CMGI and AltaVista, jointly and severally. Subsequently, Mr. Black requested that the arbitrator modify certain aspects of the award and increase the award by up to $121,000. CMGI and AltaVista opposed Mr. Black’s request to increase the award. The arbitrator’s decision on Mr. Black’s request is expected to be issued during December 2003.

On January 17, 2002, Sean Barger, a former employee and principal stockholder of Equilibrium Technologies, Inc. (“Equilibrium”), filed a complaint in Superior Court of the State of California (San Francisco County) in his individual capacity against the Company, AltaVista, David S. Andonian, Andrew J. Hajducky III, and David S. Wetherell alleging certain claims arising out of the Company’s acquisition of Equilibrium in January 2000. As set forth in the complaint, Mr. Barger alleged, among other things, (1) violation of state securities statutes, (2) fraudulent inducement, deceit, and fraud, (3) negligent misrepresentation, (4) unfair competition and (5) breach of fiduciary duty. Mr. Barger claimed an unspecified amount of damages. On October 29, 2002, Mr. Barger amended his complaint to allege, among other things, personal jurisdiction over the individual defendants. On January 27, 2003, Mr. Barger again amended his complaint to add allegations pertaining to the breach of fiduciary

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

duty claim. The Court subsequently dismissed without leave to amend Mr. Barger’s claim for breach of fiduciary duty. In connection with Overture’s acquisition of AltaVista’s business, Overture agreed to assume any liability of AltaVista with respect to this action. On December 11, 2003, the parties resolved this matter on mutually agreeable terms.

On September 24, 2003, the Official Committee of Unsecured Creditors of Engage, Inc. (the “Creditors Committee”) filed a complaint against the Company in the U.S. Bankruptcy Court (Massachusetts, Western Division). The complaint was amended on November 6, 2003. In the amended complaint, the Creditors Committee asserted the following causes of action: (i) re-characterization of debt as equity, (ii) equitable subordination, (iii) invalidation of a release, (iv) fraudulent transfer, (v) preferential transfers, (vi) illegal redemption of shares, (vii) turnover of property of estate, (viii) alter ego, (ix) breach of contract, (x) breach of covenant of good faith and fair dealing, (xi) promissory estoppel, (xii) unjust enrichment, (xiii) unfair and deceptive trade practices under Massachusetts General Laws §93A, and (xiv) declaration with respect to scope and extent of security interests. The Creditors Committee seeks monetary damages and other relief, including cancellation of a $2.0 million promissory note, return of $2.5 million in cash, certain other unspecified amounts and a finding that the Company is liable for Engage’s debt. The Company believes that these claims are without merit and intends to vigorously defend this matter.

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

Basis of Presentation

The Company reports one current operating segment, eBusiness and Fulfillment. The eBusiness and Fulfillment segment includes the results of operations of the Company’s subsidiary, SalesLink and its wholly-owned subsidiary SL Supply Chain Services International Corp. (SalesLink). The Other category represents certain corporate cash and cash equivalents, available-for-sale securities, certain other assets and liabilities, corporate administrative expenses, including certain administration costs related to the results of operations of the Company’s venture capital entities.

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

During fiscal year 2003 the Company’s divestitures of Engage, Navisite, Yesmail and Tallán, the asset sales by uBid and AltaVista and the cessation of operations by Provisionsoft met the criteria for discontinued operations accounting. Accordingly, uBid, which was previously included in the eBusiness and Fulfillment segment, and Tallán, Yesmail, AltaVista, ProvisionSoft and Engage, which were previously included in the Enterprise Software and Services segment and NaviSite, which was previously included in the Managed Application Services segment have been reported as discontinued operations in the condensed consolidated financial statements for all periods presented.

Certain amounts for prior periods in the accompanying condensed consolidated financial statements, and in the discussion below, have been reclassified to conform to current period presentations.

In accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and between the Company’s subsidiaries.

Results of Operations

Three months ended October 31, 2003 compared to the three months ended October 31, 2002

Net Revenue:

	Three Months Ended October 31, 2003	As a % of Total Net Revenue	Three Months Ended October 31, 2002	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$94,723	100%	$112,859	100%	$(18,136)	(16)%
Enterprise Software and Services	—	—	227	—	(227)	(100)%
Managed Application Services	165	—	136	—	29	21%

Total	$94,888	100%	$113,222	100%	$(18,334)	(16)%

The decrease in revenue within the eBusiness and Fulfillment segment during the three months ended October 31, 2003, as compared to the same period in the prior year, was primarily the result of decreased revenue contributions from SalesLink. Net revenue at SalesLink declined as compared to the same period in the prior fiscal year, primarily due to lower order volumes for U.S. supply chain management services. These declines are largely the result of the continued difficult economic climate for many of the major OEMs that comprise a large part of the revenue base for SalesLink. Sales to one customer comprised approximately 76% and 74% of eBusiness and Fulfillment segment revenue for the three months ended October 31, 2003 and October 31, 2002, respectively. The decrease in revenue within the Enterprise Software and Services segment was the result of the Company’s sale during the first quarter of fiscal year 2003 of Equilibrium.

Cost of Revenue:

	Three Months Ended October 31, 2003	As a % of Segment Net Revenue	Three Months Ended October 31, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$87,410	92%	$104,348	92%	$(16,938)	(16)%
Enterprise Software and Services	—	—	15	7%	(15)	(100)%

Total	$87,410	92%	$104,363	92%	$(16,953)	(16)%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. The Company’s cost of revenue decreased as a result of lower revenues in the three months ended October 31, 2003 as compared to the same period in the prior fiscal year. Cost of revenue as a percentage of net revenue remained flat at approximately 92% and the Company’s gross margins were approximately 8% for each of the three-month periods ended October 31, 2003 and 2002. The decrease in cost of revenue within the Enterprise Software and Services segment was the result of the Company’s sale of Equilibrium during the first quarter of fiscal year 2003.

Research and Development Expenses:

	Three Months Ended October 31, 2003	As a % of Segment Net Revenue	Three Months Ended October 31, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$—	—	$332	146%	$(332)	(100)%

Total	$—	—	$332	146%	$(332)	(100)%

Research and development expenses consist primarily of personnel and related costs to design, develop, enhance, test and deploy the Company’s products and services either prior to the development efforts reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. The Company did not incur any research and development expenses during the first quarter of fiscal year 2004 due to the Company’s sale of Equilibrium during the first quarter of fiscal year 2003. The Company’s current operating businesses within the eBusiness and Fulfillment segment are not involved in any research and development activities and the Company does not expect to incur any significant research and development expenditures in the foreseeable future.

Selling Expenses:

	Three Months Ended October 31, 2003	As a % of Segment Net Revenue	Three Months Ended October 31, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$1,194	1%	$910	1%	$284	31%
Enterprise Software and Services	—	—	464	204%	(464)	(100)%
Other	3	—	713	—	(710)	(100)%

Total	$1,197	1%	$2,087	2%	$(890)	(43)%

Selling expenses consist primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, and travel costs. Selling expenses decreased during the three months ended October 31, 2003, as compared to the same period in the prior fiscal year, by approximately 43%. The decrease was primarily due to headcount reductions, reductions in marketing campaigns at the Company’s corporate headquarters, and the Company’s sale of Equilibrium during the first quarter of fiscal year 2003.

The increase in selling expenses within the eBusiness and Fulfillment segment was primarily attributable to increased sales and marketing efforts at the Company’s SalesLink subsidiary. The decrease within the Enterprise Software and Services segment was primarily the result of the Company’s sale of Equilibrium during the first quarter of fiscal year 2003.

Selling expense within the Other category for the three months ended October 31, 2002 was primarily related to the Company’s amended sponsorship arrangement with the owners of the New England Patriot’s stadium.

General and Administrative Expenses:

	Three Months Ended October 31, 2003	As a % of Segment Net Revenue	Three Months Ended October 31, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$5,411	6%	$7,319	6%	$(1,908)	(26)%
Enterprise Software and Services	—	—	382	168%	(382)	(100)%
Managed Application Services	4	2%	—	—	4	100%
Other	6,222	—	14,420	—	(8,198)	(57)%

Total	$11,637	12%	$22,121	20%	$(10,484)	(47)%

General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, bad debt expense, depreciation expense and fees for professional services. General and administrative expenses decreased by 47% during the three months ended October 31, 2003, as compared to the same period in the prior fiscal year. This decrease was primarily attributable to a reduction in headcount and related expenses at the Company’s corporate headquarters and its SalesLink subsidiary in connection with restructuring activities designed to reduce the overall cost structure of the Company. General and administrative costs related to the Company’s IT infrastructure, insurance programs, and real estate commitments were also significantly reduced in the first quarter of fiscal year 2004 as compared to the same period of the prior fiscal year.

The decrease in general and administrative expenses within the eBusiness and Fulfillment segment was primarily the result of a reduction in headcount and related expenses at SalesLink as a result of restructuring activities designed to reduce the overall cost structure of the business. The decrease in general and administrative expenses within the Enterprise Software and Services segment was primarily the result of the Company’s sale of Equilibrium during the first quarter of fiscal year 2003.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance and costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, and administration costs related to the Company’s venture capital entities. General and administrative expenses decreased compared to the same period in the prior fiscal year, primarily as a result of restructuring initiatives at the Company’s corporate headquarters that were designed to reduce the overall cost structure of the Company. These restructuring initiatives primarily included headcount reductions, a substantial downsizing of the Company’s IT infrastructure and the write-off of unutilized office space and equipment that resulted from the overall downsizing of the Company’s corporate infrastructure. Additionally, during the first quarter of fiscal year 2004, the Company realized lower costs related to its insurance programs, principally directors and officers insurance, as compared to the same period of the prior fiscal year.

Amortization of Stock-Based Compensation:

	Three Months Ended October 31, 2003	As a % of Segment Net Revenue	Three Months Ended October 31, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Other	$102	—	$55	—	$47	85%

Total	$102	—	$55	—	$47	85%

The increase in amortization of stock based compensation during the three months ended October 31, 2003, primarily relates to the amortization of deferred compensation associated with a grant of an aggregate of 535,000 shares of restricted CMGI common stock to certain executives and employees of the Company during the quarter ended October 31, 2003. The restricted stock shares are subject to certain terms and conditions and vest over a three-year period.

Restructuring, net:

	Three Months Ended October 31, 2003	As a % of Segment Net Revenue	Three Months Ended October 31, 2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$(104)	—	$—	—	$(104)	(100)%
Other	1,790	—	165	—	1,625	985%

Total	$1,686	2%	$165	—	$1,521	922%

During the three months ended October 31, 2003, the Company recorded net restructuring charges of approximately $1.7 million. These charges included a $0.6 million charge related to a hosting services contract that the Company is no longer utilizing, as it represented excess capacity. The reduction in hosting services required to support the Company’s businesses is primarily the result of the divestiture of several subsidiaries in fiscal 2003. Also during the period, the Company recorded a charge of $0.3 million related to a workforce reduction of 17 employees, a charge of $0.5 million to write-off certain software and hardware related assets no longer being utilized by the Company, and a $0.4 million charge related to facility and equipment lease obligations, less estimated sub-lease income under which the Company expects to realize no future economic benefit.

During the three months ended October 31, 2002, the Company recorded a net restructuring charge of approximately $0.2 million at its corporate headquarters. The restructuring charge related primarily to equipment lease obligations assumed by the Company in connection with its sale of Equilibrium.

The Company may incur additional restructuring charges during fiscal 2004 related to facility and equipment lease obligations, and further reductions in workforce.

Other Income/Expense:

Interest income decreased $0.2 million to $1.0 million for the three months ended October 31, 2003 from $1.2 million for the same period in the prior fiscal year. The decrease in interest income is a result of lower interest rates in the first quarter of fiscal year 2004 as compared to the same period in the prior fiscal year, partially offset by a higher average cash balance during the first quarter of fiscal year 2004.

Interest expense totaled $0.4 million for the three months ended October 31, 2003, as compared to a net benefit of $26.9 million for the same period in the prior fiscal year. Interest expense for the three months ended October 31, 2003 primarily relates to interest expense on the Company’s stadium obligation, in connection with the Company’s amended sponsorship arrangement with the owners of the New England Patriot’s stadium as well as interest expense on a term loan of the Company’s SalesLink subsidiary. For the three months ended October 31, 2002, the interest recovery of $26.9 million primarily related to a favorable market value adjustment due to the decrease in value of the obligation to the former holders of the Series C Preferred Stock (the “Holders”). In connection with the repurchase of the outstanding shares of its Series C Preferred Stock in November 2001, the Company incurred an obligation to deliver approximately 448.3 million shares of its PCCW stock holdings to the Holders no later than December 2, 2002. On December 2, 2002, the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW to the Holders. Prior to the satisfaction of the obligation to deliver the shares, the Company had accounted for the 448.3 million shares of PCCW stock as a trading security and the liability related to the obligation to deliver the PCCW stock as a current note payable, both of which were carried at market value. Changes in the fair value of the PCCW stock and the note payable have been recorded in the condensed consolidated statements of operations as Other gains (losses), net and as adjustments to interest (expense), recovery, net, respectively. The fair market value adjustment of the note payable through October 31, 2002 resulted in a $31.0 million decrease to interest expense, offset by a loss of $31.0 million on the fair value adjustment of the trading security, which was included in Other gains (losses), net. The $31.0 decrease in expense during the quarter ended October 31, 2002 was partially offset by interest expense of $3.7 million related to cash payments to the former holders of the Series C Preferred Stock due to the delayed delivery obligation with respect to the PCCW shares.

Other gains (losses), net totaled $42.1 million for the three months ended October 31, 2003 as compared to $(57.5) million in the same period of the prior fiscal year. Other gains (losses), net, for the three months ended October 31, 2003 primarily consisted of a $40.5 million gain by the Company’s AltaVista subsidiary on the sale of approximately 3.2 million shares of Overture Services, Inc. common stock, and a gain of approximately $2.0 million by the Company on its sale of approximately 1.0 million shares of Loudeye Corp. common stock during the period. During the three months ended October 31, 2002, Other gains (losses), net primarily consisted of a loss of approximately $31.0 million related to the fair value adjustment on the Company’s trading security PCCW, a $14.1 million impairment charge for an other than temporary decline in the carrying value of the Company’s investment in Signatures SNI, Inc. (“Signatures”), and impairment charges of approximately $6.2 million for other than temporary declines in the carrying value of certain investments in affiliates, primarily investments made by CMGI@Ventures IV, LLC. Additionally, the Company recorded a loss of approximately $3.5 million on the sale of its subsidiary Equilibrium during the three months ended October 31, 2002.

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity in income (losses) of affiliates. Equity in income (losses) of affiliates increased to approximately $0.04 million for the three months ended October 31, 2003, from $(0.5) million for the same period in fiscal year 2002, primarily as a result of net income recognized by certain of the affiliate companies.

Minority interest of approximately $2.3 million for the three months ended October 31, 2003 was recorded in connection with a $40.5 million realized gain by AltaVista on its sale of approximately 3.2 million shares of Overture Services, Inc. common stock during the period, as well as minority interest attributable to a joint venture in which SL Supply Chain holds a 50% interest.

Income Taxes:

Income tax expense recorded for the three months ended October 31, 2003 was $3.0 million. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately, the Company provides for income taxes on a year to date basis at an effective rate based upon its estimate of full year earnings. Income tax expense in the first quarter of fiscal year 2004 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax income (loss), primarily as a result of valuation allowances recognized on deferred tax assets.

Discontinued Operations:

During the quarter ended October 31, 2003, the Company recorded a loss from discontinued operations of $0.5 million primarily as a result of residual operating costs associated with the discontinued operations of AltaVista, Yesmail and uBid subsequent to divestiture.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of investments in subsidiary and affiliate entities and borrowings from lending institutions. As of October 31, 2003, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $267.7 million and available-for-sale securities of $1.9 million. Additionally, the Company’s SalesLink subsidiary has a revolving bank credit facility of $23.0 million and an outstanding $5.9 million term loan. In July 2003, SalesLink amended its revolving credit facility and its term loan, which has a term ending in June 2004. Advances under the credit facility may be in the form of loans or letters of credit. As of October 31, 2003 SalesLink is in compliance with all of the financial covenants. These covenants include liquidity and profitability measures and restrictions that limit the ability of SalesLink to merge, acquire or sell assets without prior approval from the bank. At October 31, 2003, approximately $12.3 million of SalesLink’s credit facility had been reserved in support of outstanding letters of credit. The remaining available borrowings were $10.7 million. The Company’s working capital at October 31, 2003 was approximately $210.6 million.

Net cash used for operating activities of continuing operations was $4.6 million for the three months ended October 31, 2003 compared to $12.8 million for the three months ended October 31, 2002. Cash used for operating activities of continuing operations represents net income (loss) as adjusted for non-cash items. During the three months ended October 31, 2003, non-cash items primarily included depreciation and amortization charges of $2.3 million and non-operating gains, net of $42.1 million. The non-operating gains included a $40.5 million gain on the sale by AltaVista of approximately 3.2 million shares of Overture Services, Inc. common stock and a $2.1 million gain on the sale of approximately 1.0 million shares of Loudeye Corp. common stock. During the three months ended October 31, 2002, non-cash items primarily included depreciation and amortization charges of $2.9 million and non-operating losses, net of $24.0 million.

Investing activities of continuing operations provided cash of $76.5 million for the three months ended October 31, 2003 compared to cash used of $12.8 million for the three months ended October 31, 2002. The $76.5 million of cash provided from investing activities of continuing operations during the three months ended October 31, 2003 primarily included $75.4 million in cash proceeds from AltaVista’s sale of approximately 3.2 million shares of Overture Services, Inc. common stock and $2.3 million of cash proceeds from the Company’s sale of approximately 1.0 million shares of Loudeye Corp. common stock, partially offset by $1.2 million in capital expenditures. The $12.8 million of cash used for investing activities of continuing operations during the three months ended October 31, 2002 primarily included $2.2 million of cash used for capital expenditures and $10.3 million of cash used for the purchase of short-term government-backed securities.

Financing activities of continuing operations used cash of $0.5 million and $0.3 million for the three months ended October 31, 2003 and 2002, respectively. The $0.5 million of cash used by financing activities of continuing operations during the three months ended October 31, 2003 includes $0.1 million of proceeds from the issuance of common stock and $0.6 million of payments of long-term debt. The $0.3 million of cash used by financing activities of continuing operations during the three months ended October 31, 2002 included $0.1 million of proceeds from the issuance of common stock and $0.4 million of payments of long-term debt.

Cash used for discontinued operations totaled $0.5 million and $14.6 million for the three months ended October 31, 2003 and 2002, respectively.

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

Contractual Obligations

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through June 2015. In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium for a period of fifteen years. In August 2002, the Company finalized an agreement with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and remains obligated for a series of annual payments of $1.6 million per year through 2015. The Company’s SalesLink subsidiary has a long-term debt arrangement with a bank. All borrowings under SalesLink’s loan agreement mature on June 30, 2004. Future minimum payments as of October 31, 2003 are as follows:

Contractual Obligations	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
	(in thousands)
Operating leases	$42,543	$9,391	$14,363	$7,440	$11,349
Stadium obligations	19,200	1,600	3,200	3,200	11,200
Other contractual obligations	7,933	6,287	461	307	878

Total	$69,676	$17,278	$18,024	$10,947	$23,427

Total future minimum lease payments have been reduced by future minimum sub-lease rentals of approximately $2.1 million.

Total rent and equipment lease expense charged to continuing operations was approximately $2.1 million for the three-months ended October 31, 2003.

From time to time the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. As of October 31, 2003, the Company had outstanding guarantees of subsidiary indebtedness totaling approximately $6.2 million.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventories, investments, intangible assets, income taxes, restructuring, impairment of long-lived assets and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

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

Revenue Recognition. The Company derives its revenue primarily from the sale of products and marketing distribution services, supply chain management services, and other services. Revenues are recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions, the Company applies the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition.” The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company also applies the provisions of Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross vs. net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

Excess and Obsolete Inventory. The Company records inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and its estimated net realizable value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

On August 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Management predominantly uses third party valuation reports to assist in its determination of the fair value of reporting units subject to impairment testing. If these assumptions differ materially from future results, the Company may record impairment charges in the future. Additionally, the Company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. At October 31, 2003 the Company’s carrying value of goodwill totaled $22.1 million.

Investments

Marketable securities held by the Company which meet the criteria for classification as available-for-sale are carried at fair value, net of a market discount to reflect any restrictions on transferability. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of income taxes as a component of “Accumulated other comprehensive income (loss)” in the Condensed Consolidated Statements of Stockholders’ Equity.

Marketable securities held by the Company which meet the criteria for classification as trading are carried at fair value. Changes in the market value of securities classified as trading are recorded as a component of “Other gains (losses), net” in the accompanying Condensed Consolidated Statements of Operations.

The Company also maintains interests in several privately held companies primarily through its various venture capital funds. These venture funds (“CMGI @Ventures”) invest in early-stage technology companies. These equity investments are generally made in connection with a round of financing with other third-party investors. At October 31, 2003, the Company had approximately $18.0 million of equity investments in privately held companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in income (losses) of affiliates” in the Company’s Condensed Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes, and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $0.6 million and $6.2 million for the three-months ended October 31, 2003 and 2002, respectively. These impairment losses are reflected in “Other gains (losses), net” in the Company’s Condensed Consolidated Statements of Operations.

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

At the time an equity method investee sells its stock to unrelated parties at a price in excess of its book value, the Company’s net investment in that affiliate increases. If at that time, the affiliate is not a newly formed, non-operating entity, or a research and development company, start-up or development stage company, and if there is no question as to the affiliate’s ability to continue in existence, the Company records the increase as a gain in its Condensed Consolidated Statements of Operations.

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At October 31, 2003 and 2002, respectively, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax exposures in the U.S. and other tax jurisdictions. The settlement of these estimated liabilities could differ materially from recorded amounts.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”). This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which an interest is acquired after that date. Effective January 31, 2004, it also applies to VIEs in which an interest is acquired before February 1, 2003. The Company may apply the Interpretation prospectively with a cumulative effect adjustment as of January 31, 2004, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year presented. In October 2003, the FASB issued FASB Staff Position, or FSP 46-6, “Effective Date of FASB Interpretation 46, Consolidation of Variable Interest Entities.” This FSP deferred the effective date for applying the provisions of FIN 46 for interests in variable interest entities or potential variable interest entities created before February 1, 2003. This statement delayed the effective date of FIN 46 for the Company until the quarter ending January 31, 2004. The Company is currently evaluating the applicability of the requirements of FIN 46.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003 the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has not entered into or modified any financial instruments covered by this statement after May 31, 2003 and the application of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

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

During the three months ended October 31, 2003, CMGI had an operating loss of approximately $7.1 million. CMGI anticipates that it will continue to incur significant operating expenses in the future, including significant costs of revenue and general and administrative expenses. CMGI also has significant commitments and contingencies, including real estate leases, continuing stadium sponsorship obligations, and guarantees entered into by CMGI on behalf of itself and current and former operating companies. As a result, CMGI expects to continue to incur significant operating expenses and can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. CMGI may also use significant amounts of cash to fund growth and expansion of its operations, including through acquisition. CMGI may also incur significant costs and expenses in connection with pending and future litigation. At October 31, 2003, CMGI had a consolidated cash, cash equivalents and marketable securities balance of approximately $269.7 million. If CMGI is unable to reach and sustain profitability, it risks depleting its working capital balances and its business will be materially adversely affected.

CMGI derives substantially all of its revenue from a small number of supply chain management customers and adverse industry trends or the loss of any of those customers could significantly damage CMGI’s business.

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

In addition, a limited number of customers account for substantially all of CMGI’s consolidated net revenue and the loss of any one or more of these customers would cause its revenue to decline below expectations. One customer, Hewlett-Packard, accounted for approximately 75% and 74% of CMGI’s consolidated net revenue for the three months ended October 31, 2003 and the fiscal year ended July 31, 2003, respectively. Nearly all of the revenues of SL Supply Chain are accounted for by sales to Hewlett-Packard and Microsoft and of Microsoft products. Similarly, nearly all of the revenues of SalesLink are accounted for by sales to a limited number of customers. CMGI currently does not have any agreements, which obligate any customer to buy a minimum amount of products or services from CMGI or any subsidiary, or to designate CMGI or any subsidiary as its sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard or Microsoft, or any other key customer, would have a material adverse effect on CMGI. CMGI believes that it will continue to derive the vast majority of its operating revenue from sales to a small number of customers. There can be no assurance that CMGI’s revenue from key customers will not decline in future periods.

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

CMGI from time to time seeks opportunities to provide capital to support CMGI’s operations and growth through the selective sale of investments or minority or majority interests in subsidiaries or affiliates to outside investors. Historically, CMGI has generally financed its operations with proceeds from selling shares of stock of companies in which CMGI had invested directly or through its venture capital affiliates. The aggregate holdings and market value of the shares of stock held by CMGI has declined significantly over the past three years, due to market conditions and continued sales. At October 31, 2003, on a consolidated basis, CMGI held approximately $1.9 million in available-for-sale securities. Market and other conditions largely beyond CMGI’s control may affect its ability to engage in future sales of such securities, the timing of any such sales, and the amount of proceeds therefrom. Even if CMGI is able to sell any such securities in the future, CMGI may not be able to sell at favorable prices or on favorable terms. In addition, this funding source may not be sufficient in the future, and CMGI may need to obtain funding from outside sources. However, CMGI may not be able to obtain funding from outside sources. In addition, even if CMGI finds outside funding sources, CMGI may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of CMGI’s common stock. CMGI may also be required to take other actions, which may lessen the value of its common stock or dilute its common stockholders, including borrowing money on terms that are not favorable to CMGI or issuing additional shares of common stock. If CMGI experiences difficulties raising money in the future, its business will be materially adversely affected.

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

The gross margins in our supply chain management business are low, which magnifies the impact of variations in revenue and operating costs on our financial results.

As a result of intense price competition in the technology products marketplace, the gross margins in our supply chain management business are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and/or low demand for certain products may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue and operating costs on our financial results. A portion of our operating expenses is relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. As a result, we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

Because we generally sell to our supply chain management customers on a purchase order basis, we are subject to uncertainties and variability in demand by our customers, which could decrease revenue and adversely affect our financial results.

We generally sell to our supply chain management customers on a purchase order basis rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, our sales are subject to demand variability by our supply chain management customers. The level and timing of orders placed by these customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Customers submitting a purchase order may cancel, reduce or delay their orders. If we are unable to anticipate and respond to the demands of our supply chain management customers, we may lose customers because we have an inadequate supply of products, or we may have excess inventory, either of which may harm our business, financial position and operating results.

A failure to meet customer expectations could result in lost revenues, increased expenses and negative publicity.

CMGI’s supply chain management customers face significant uncertainties in forecasting the demand for their products, and limitations on the size of its facilities, number of personnel and availability of materials could make it difficult for CMGI to meet customers’ unforecasted demand for additional production. Any failure to meet customers’ specifications, capacity requirements or expectations, could result in:

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

The Company currently conducts business in Taiwan, Singapore, Ireland, The Netherlands and certain other foreign locations, in addition to the Company’s North American operations. Sales outside the United States accounted for 60% and 43% of the Company’s total revenue for the three months ended October 31, 2003 and 2002, respectively. Sales outside the United States accounted for 37%, 11% and 13% of the Company’s total revenue for fiscal 2003, 2002, and 2001, respectively. There are certain risks inherent in conducting international operations, including:

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

The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company’s available-for-sale securities at October 31, 2003 primarily consisted of investments in companies in the Internet and technology industries which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the equity component of the Company’s available-for-sale securities portfolio as of October 31, 2003, would result in an approximate $0.4 million decrease in the fair value of the Company’s available-for-sale securities.

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

The Company from time to time uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy, derivative positions are used to reduce risk by hedging underlying economic or market exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At October 31, 2003, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rate (EURIBOR) interest rate on its outstanding borrowing arrangements. The Company did not have any derivative financial instruments during the three months ended October 31, 2003.

The Company has historically had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. As the Company continues to expand its international operations, the Company may consider utilizing derivative instruments to mitigate the risk of foreign currency exchange rate fluctuations in the future.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CMGI, INC. AND SUBSIDIARIES

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2001, Jeffrey Black, a former employee of AltaVista Company, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of his relationship with the Company and AltaVista and the termination of Mr. Black’s employment with AltaVista. In March 2002, the court ordered the entire case to binding arbitration in California. In August 2002, Mr. Black submitted the matter to the American Arbitration Association. Mr. Black’s statement of damages in the arbitration proceeding sought monetary damages in excess of $16 million. In connection with Overture’s acquisition of AltaVista’s business, Overture agreed to assume any liability of AltaVista with respect to this action. On May 15, 2003, Mr. Black was given leave by the court to file a third amended complaint naming Overture as a defendant as successor in interest to AltaVista. An arbitration hearing was held in August 2003. Closing arguments in the arbitration were held on October 20, 2003. On November 19, 2003, the arbitrator awarded Mr. Black $449,770 from CMGI and AltaVista, jointly and severally. Subsequently, Mr. Black requested that the arbitrator modify certain aspects of the award and increase the award by up to $121,000. CMGI and AltaVista opposed Mr. Black’s request to increase the award. The arbitrator’s decision on Mr. Black’s request is expected to be issued during December 2003.

On January 17, 2002, Sean Barger, a former employee and principal stockholder of Equilibrium Technologies, Inc. (“Equilibrium”), filed a complaint in Superior Court of the State of California (San Francisco County) in his individual capacity against the Company, AltaVista, David S. Andonian, Andrew J. Hajducky, III, and David S. Wetherell alleging certain claims arising out of the Company’s acquisition of Equilibrium in January 2000. As set forth in the complaint, Mr. Barger alleged, among other things, (1) violation of state securities statutes, (2) fraudulent inducement, deceit, and fraud, (3) negligent misrepresentation, (4) unfair competition and (5) breach of fiduciary duty. Mr. Barger claimed an unspecified amount of damages. On October 29, 2002, Mr. Barger amended his complaint to allege, among other things, personal jurisdiction over the individual defendants. On January 27, 2003, Mr. Barger again amended his complaint to add allegations pertaining to the breach of fiduciary duty claim. The Court subsequently dismissed without leave to amend Mr. Barger’s claim for breach of fiduciary duty. In connection with Overture’s acquisition of AltaVista’s business, Overture agreed to assume any liability of AltaVista with respect to this action. On December 11, 2003, the parties resolved this matter on mutually agreeable terms.

On September 24, 2003, the Official Committee of Unsecured Creditors of Engage, Inc. (the “Creditors Committee”) filed a complaint against the Company in the U.S. Bankruptcy Court (Massachusetts, Western Division). The complaint was amended on November 6, 2003. In the amended complaint, the Creditors Committee asserted the following causes of action: (i) re-characterization of debt as equity, (ii) equitable subordination, (iii) invalidation of a release, (iv) fraudulent transfer, (v) preferential transfers, (vi) illegal redemption of shares, (vii) turnover of property of estate, (viii) alter ego, (ix) breach of contract, (x) breach of covenant of good faith and fair dealing, (xi) promissory estoppel, (xii) unjust enrichment, (xiii) unfair and deceptive trade practices under Massachusetts General Laws §93A, and (xiv) declaration with respect to scope and extent of security interests. The Creditors Committee seeks monetary damages and other relief, including cancellation of a $2.0 million promissory note, return of $2.5 million in cash, certain other unspecified amounts and a finding that the Company is liable for Engage’s debt. The Company believes that these claims are without merit and intends to vigorously defend this matter.

Item 2.	Changes in Securities and Use of Proceeds

On August 22, 2003, in connection with the settlement of certain employment-related claims, the Company issued to a former employee of one of its former subsidiaries an aggregate of 133,333 shares of Common Stock. The shares of Common Stock were issued and sold in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

(b) Reports on Form 8-K

Date Filed or Furnished	Item No.	Description
September 30, 2003 *	Item 12	On September 30, 2003, the Company furnished a copy of the Company’s earnings release for its fiscal fourth quarter and fiscal year ended July 31, 2003. Consolidated financial statements for such periods were furnished with such report.

*	This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 12, 2003

CMGI, Inc.

By:	/s/ THOMAS OBERDORF

Thomas Oberdorf
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description

10.1	Amendment No. 1, dated as of October 28, 2003, to Amended and Restated Loan and Security Agreement, dated as of July 31, 2003, by and among SalesLink Corporation, InSolutions Incorporated, On-Demand Solutions, Inc., Pacific Direct Marketing Corp., SalesLink Mexico Holding Corp. and SL Supply Chain Services International Corp., as Borrowers, and LaSalle Bank National Association and Citizens Bank of Massachusetts, as Lenders.

10.2	Lease Agreement, dated October 31, 2003, between ProLogis-North Carolina Limited Partnership and SalesLink Corporation for premises located at Park 100 Industrial Center, Building 29, Indianapolis, Indiana.

10.3	Form of Restricted Stock Agreement, dated September 2, 2003, by and among the Registrant and each of George A. McMillan, Thomas Oberdorf, Peter L. Gray and Bryce C. Boothby, Jr.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.