Form 10-Q
period 2004-01-31
CMGI INC
filed 2004-03-15
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

As of March 5, 2004, there were 401,283,445 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

CMGI, INC.

FORM 10-Q

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	January 31, 2004	July 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$264,102	$196,916
Available-for-sale securities	1,349	79,151
Accounts receivable, trade, net of allowance for doubtful accounts of $845 and $996 at January 31, 2004 and July 31, 2003, respectively	54,123	55,209
Inventories	47,263	30,475
Prepaid expenses and other current assets	37,063	35,356
Current assets of discontinued operations	85	1,876

Total current assets	403,985	398,983

Property and equipment, net	6,809	8,598
Investments in affiliates	18,439	19,470
Goodwill	22,122	22,122
Other assets	4,227	6,093
Non-current assets of discontinued operations	14	75

	$455,596	$455,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$5,632	$6,622
Accounts payable	53,318	39,254
Current portion of accrued restructuring	9,500	9,268
Accrued income taxes	99,400	95,653
Accrued expenses	32,530	28,956
Other current liabilities	1,744	1,081
Current liabilities of discontinued operations	—	214

Total current liabilities	202,124	181,048

Long-term debt, less current installments	1,756	1,673
Long-term portion of accrued restructuring	7,726	10,878
Other long-term liabilities	11,264	12,460
Non-current liabilities of discontinued operations	99	1,805
Minority interest	2,659	465
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding as of January 31, 2004 and July 31, 2003	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and outstanding 401,134,192 shares at January 31, 2004 and 395,591,493 shares at July 31, 2003	4,011	3,956
Additional paid-in capital	7,298,492	7,296,230
Deferred compensation	(732)	—
Accumulated deficit	(7,072,385)	(7,096,760)

Accumulated other comprehensive income	582	43,586

Total stockholders’ equity	229,968	247,012

	$455,596	$455,341

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Net revenue	$100,279	$119,774	$195,167	$232,996
Operating expenses:
Cost of revenue	94,139	110,549	181,549	214,912
Research and development	—	—	—	332
Selling	1,010	2,193	2,207	4,280
General and administrative	8,785	12,917	20,422	35,038
Amortization of stock-based compensation	88	54	190	109
Impairment of long-lived assets	—	24	—	24
Restructuring, net	1,069	9,041	2,755	9,206

Total operating expenses	105,091	134,778	207,123	263,901

Operating loss	(4,812)	(15,004)	(11,956)	(30,905)

Other income (expense):
Interest income	1,048	785	2,022	1,952
Interest (expense) recovery, net	(380)	(25,725)	(776)	1,162
Other gains (losses), net	908	23,468	43,052	(34,072)
Equity in losses of affiliates, net	(214)	(373)	(170)	(888)
Minority interest	87	86	(2,194)	151

	1,449	(1,759)	41,934	(31,695)

Income (loss) from continuing operations before income taxes	(3,363)	(16,763)	29,978	(62,600)
Income tax expense	1,569	738	4,558	1,594

Income (loss) from continuing operations	(4,932)	(17,501)	25,420	(64,194)
Discontinued operations, net of income taxes:
Loss from discontinued operations	(554)	(165,765)	(1,045)	(212,656)

Net income (loss)	$(5,486)	$(183,266)	$24,375	$(276,850)
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.01)	$(0.05)	$0.06	$(0.17)
Loss from discontinued operations	—	(0.42)	—	(0.54)

Net earnings (loss)	$(0.01)	$(0.47)	$0.06	$(0.71)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.01)	$(0.05)	$0.06	$(0.17)
Loss from discontinued operations	—	(0.42)	—	(0.54)

Net earnings (loss)	$(0.01)	$(0.47)	$0.06	$(0.71)

Shares used in computing basic earnings (loss) per share	399,849	393,064	397,530	392,873

Shares used in computing diluted earnings (loss) per share	399,849	393,064	403,758	392,873

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended January 31,
	2004	2003
Cash flows from operating activities of continuing operations:
Net income (loss)	$24,375	$(276,850)
Loss from discontinued operations	(1,045)	(212,656)

Income (loss) from continuing operations	25,420	(64,194)
Adjustments to reconcile net income (loss) to cash used for continuing operations:
Depreciation, amortization and impairment charges	3,851	5,068
Non-operating (gains) losses, net	(43,052)	25,065
Equity in losses of affiliates, net	170	888
Non-cash restructuring charges	504	6,258
Minority interest	2,194	(151)
Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
Trade accounts receivable	1,086	(21,774)
Inventories	(16,788)	(3,453)
Prepaid expenses and other current assets	(1,762)	(7,589)
Accounts payable, accrued restructuring and expenses	14,785	11,188
Refundable and accrued income taxes, net	3,761	1,298
Other assets and liabilities	1,782	16,246

Net cash used for operating activities of continuing operations	(8,049)	(31,150)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(2,655)	(3,125)
Proceeds from the sale of available-for-sale securities	78,722	15,445
Maturities of held-to-maturity marketable securities	—	10,000
Purchases of held-to-maturity marketable securities	—	(9,958)
Proceeds from sale of affiliate	—	8,000
Proceeds from affiliate distributions	—	3,703
Net investments in affiliates	—	(859)
Cash impact of acquisitions and divestitures of subsidiaries, net	—	(583)

Net cash provided by investing activities of continuing operations	76,067	22,623

Cash flows from financing activities of continuing operations:
Repayments of long-term debt	(907)	(220)
Proceeds from issuance of common stock	1,188	324

Net cash provided by financing activities of continuing operations	281	104

Net cash used for discontinued operations	(1,113)	(24,731)
Net increase (decrease) in cash	67,186	(33,154)
Cash and cash equivalents at beginning of period	196,916	196,099

Cash and cash equivalents at end of period	$264,102	$162,945

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2003 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 20, 2003. The results for the three and six-month periods ended January 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified in accordance with US GAAP to conform to the current year presentation. Discontinued operations reporting has been applied for certain of the Company’s subsidiaries that have been disposed of (see note F).

Marketable securities held by the Company, which meet the criteria for classification as trading securities, are carried at fair value. Unrealized holding gains and losses on securities classified as trading are recorded as a component of “Other gains (losses), net” in the accompanying condensed consolidated statements of operations.

B.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”). FIN 46R modifies certain provisions and deferred the effective date of FIN 46 for certain variable interest entities (i.e., non-special purpose entities) until the Company’s third quarter ending April 30, 2004. The partial adoption of the provisions of FIN 46 did not have a material effect on our consolidated results of operations or financial position as of January 31, 2004 and we do not expect that the full adoption of the provisions of FIN 46 will have a material effect on our consolidated results of operations or financial position.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB”) 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The issuance of SAB 104 reflects the concepts contained in EITF 00-21; the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The application of SAB 104 did not have a material impact on the Company’s financial position or results of operations.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” regarding the issue of disclosures for marketable equity securities and debt securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The EITF requires additional quantitative disclosure related to unrealized losses, specifically presentation of the aging of such losses. It also requires additional qualitative disclosures to help users understand why the quantitative disclosures are not other-than-temporarily impaired. The adoption of these disclosure requirements are effective for companies with fiscal years ending after December 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

CMGI, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income (loss)	$(5,486)	$(183,266)	$24,375	$(276,850)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28,989)	(60,791)	(67,680)	(127,343)

Pro-forma net loss	$(34,475)	$(244,057)	$(43,305)	$(404,193)

Net income (loss) per share:
Basic—as reported	$(0.01)	$(0.47)	$0.06	$(0.71)

Basic—pro-forma	$(0.09)	$(0.62)	$(0.11)	$(1.03)

Diluted—as reported	$(0.01)	$(0.47)	$0.06	$(0.71)

Diluted—pro-forma	$(0.09)	$(0.62)	$(0.11)	$(1.03)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2004	2003	2004	2003
Risk-free interest rate	2.9%	2.7%	2.7%	2.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	79.7%	140.8%	103.3%	132.5%
Expected life (years)	4.67	2.23	4.59	3.67
Weighted average fair value of options granted during the period	$1.21	$0.74	$1.19	$0.46

D.	OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
	(in thousands)
Gain on sales of marketable securities, net	$1,199	$7,417	$43,802	$7,417
Gain (loss) on mark-to-market adjustment for trading security	—	24,687	—	(6,329)
Loss on sale of Equilibrium Technologies, Inc.	—	—	—	(3,527)
Loss on impairment of marketable securities	—	(187)	—	(387)
Impairment of investment in Signatures SNI, Inc.	—	—	—	(14,056)
Loss on impairment of investments in affiliates	(141)	(7,876)	(708)	(14,051)
Other, net	(150)	(573)	(42)	(3,139)

	$908	$23,468	$43,052	$(34,072)

CMGI, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three and six-months ended January 31, 2004, the Company sold marketable securities for total proceeds of approximately $1.2 million and $78.9 million, respectively, and recorded net pre-tax gains of approximately $1.2 million and $43.8 million, respectively, on these sales. The shares sold during the three months ended January 31, 2004 consisted of approximately 0.2 million shares of Primus Knowledge Solutions common stock for proceeds of approximately $1.0 million and approximately 0.1 million shares of NaviSite, Inc. common stock for total proceeds of approximately $0.2 million. The shares sold during the six months ended January 31, 2004 also included approximately 1.0 million shares of Loudeye Corp. common stock for proceeds of approximately $2.3 million and approximately 3.2 million shares of Overture Services, Inc. common stock sold by the Company’s AltaVista subsidiary for total proceeds of approximately $75.4 million. The Company also recorded impairment charges of approximately $0.7 million for the six months ended January 31, 2004 for other than temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC.

During the three months ended January 31, 2003 the Company recorded a gain of approximately $24.7 million on the mark-to-market adjustment of a trading security. The Company also recorded impairment charges of approximately $7.9 million for other-than-temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC. Additionally, the Company recorded a gain of approximately $7.4 million in connection with the acquisition of Vicinity by Microsoft, and received approximately $15.4 million in proceeds from the transaction.

During the six months ended January 31, 2003, the Company recorded a loss of approximately $6.3 million on the mark-to-market adjustment of a trading security. The Company also recorded impairment charges of approximately $14.1 million for other-than-temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC. During the period, the Company also recorded a $14.1 million impairment charge in connection with the divestiture of its investment in Signatures SNI, Inc. (“Signatures”), and sold its interests in its majority-owned subsidiary Equilibrium Technologies, Inc. (“Equilibrium”) to a group led by the management of Equilibrium and recorded a pre-tax loss of approximately $3.5 million.

E.	RESTRUCTURING CHARGES

The following tables summarize the activity in the restructuring accrual from July 31, 2003 through January 31, 2004:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2003	$1,535	$18,611	$—	$20,146

Q1 Restructuring	345	941	504	1,790
Restructuring adjustments	—	(104)	—	(104)
Cash charges	(1,451)	(1,793)	—	(3,244)
Non-cash charges	—	—	(504)	(504)

Accrued restructuring balance at October 31, 2003	429	17,655	—	18,084

Q2 Restructuring	35	150	—	185
Restructuring adjustments	—	884	—	884
Cash payments	(168)	(1,704)	—	(1,872)
Non-cash charges	—	(55)	—	(55)

Accrued restructuring balance at January 31, 2004	$296	$16,930	$—	$17,226

The Company anticipates that the remaining restructuring accruals will be settled by December 2012. It is expected that the payments of employee-related expenses will be substantially completed by July 31, 2004. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the cessation of operations of certain of the Company’s subsidiaries in prior periods and the restructuring of excess plant capacity within the U.S. operations of the Company’s SalesLink subsidiary.

CMGI, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The net restructuring charges for the three and six months ended January 31, 2004 and 2003, respectively, would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
	(in thousands)
Cost of revenue	$170	$—	$65	$—
Selling	—	—	—	8
General and administrative	899	9,041	2,690	9,198

	$1,069	$9,041	$2,755	$9,206

The Company’s restructuring initiatives during the six months ended January 31, 2004 and 2003, respectively, consisted primarily of costs to exit facility leases, severance charges, and equipment charges. The Company does not expect to realize any future economic benefit in connection with the contractual obligations for which restructuring charges were recorded. The restructuring charges were incurred in connection with the cessation of operations of certain of the Company’s subsidiaries in prior periods, the restructuring of excess plant capacity within the U.S. operations of the Company’s SalesLink subsidiary, and a Company-wide effort to reduce costs through the elimination and/or consolidation of services and facilities.

During the three months ended January 31, 2004, the Company recorded net restructuring charges of approximately $1.1 million. The restructuring charge primarily reflects a $1.5 million adjustment to a previously recorded restructuring estimate for the facility lease obligations of iCAST. This charge was partially offset by a $0.7 million adjustment to a previously recorded restructuring estimate for a facility lease obligation of the Company.

During the six months ended January 31, 2004, the Company recorded net restructuring charges of approximately $2.8 million. In addition to the items noted in the quarter ended January 31, 2004, the Company recorded a $0.6 million charge related to a hosting services contract that the Company is no longer utilizing, as it represented excess capacity. The reduction in hosting services required to support the business is primarily the result of the divestiture of several subsidiaries in fiscal 2003. Also during the period, the Company recorded a charge of $0.3 million related to a workforce reduction of 17 employees, a charge of $0.5 million to write-off certain software and hardware related assets no longer being utilized by the Company, and a $0.4 million charge related to equipment and facility lease obligations under which the Company expects to realize no future economic benefit.

During the three months ended January 31, 2003, the Company recorded net restructuring charges of approximately $9.0 million. Of this amount, $5.0 million related to the recognition of the cumulative translation component of equity, related to the Company’s European operations, as a result of the substantial completion of the shutdown of the European operations. The Company also recorded $1.2 million of restructuring charges related to the write-off of certain software related costs, recorded additional facility lease obligation charges of $2.6 million related to vacant office space in San Francisco, CA, and settled certain facility lease obligations related to its European operations for amounts less than originally anticipated and recorded a reduction of previously recorded restructuring estimates of approximately $1.1 million.

F.	DISCONTINUED OPERATIONS AND DIVESTITURES

During fiscal year 2003, the Company’s divestitures of Engage, NaviSite, Yesmail and Tallán, the asset sales by uBid and AltaVista, and the cessation of operations by ProvisionSoft met the criteria for discontinued operations accounting. Accordingly, uBid, which was previously included in the eBusiness and Fulfillment segment, Tallán, Yesmail, AltaVista, ProvisionSoft and Engage, which were previously included in the Enterprise Software and Services segment and NaviSite, which was previously included in the Managed Application Services segment, have been reported as discontinued operations in the condensed consolidated financial statements for all periods presented.

During the three and six months ended January 31, 2004, the Company recorded losses from discontinued operations of $0.5 million and $1.0 million, respectively. These losses were primarily attributable to residual costs associated with the discontinued operations of AltaVista, Yesmail and uBid subsequent to divestiture.

CMGI, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized financial information for the discontinued operations of Engage, NaviSite, Yesmail, Tallán, uBid, AltaVista and ProvisionSoft are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
	(in thousands)
Results of operations:
Net revenue	$—	$61,321	$—	$138,613

Total expenses	(554)	(227,086)	(1,045)	(336,928)

Net loss	(554)	(165,765)	(1,045)	(198,315)
Gain on sale of NaviSite	—	—	—	2,291
Loss on sale of Engage	—	—	—	(16,632)

Net loss from discontinued operations	$(554)	$(165,765)	$(1,045)	$(212,656)

	January 31, 2004	July 31, 2003
	(in thousands)
Financial position:
Current assets	$85	$1,876
Other assets	14	75
Total liabilities	(99)	(2,019)

Net liabilities of discontinued operations	$—	$(68)

G.	SEGMENT INFORMATION

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

Management evaluates segment performance based on segment net revenue, operating income/(loss) and “Non-GAAP operating income/(loss)”, which is defined as the operating income/(loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, and amortization of stock-based compensation. The Company believes that its Non-GAAP operating income/(loss) measure provides investors with a useful supplemental measure of the Company’s operating performance by excluding the impact of non-cash charges, and restructuring activities. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses Non-GAAP operating income/(loss) to assist in evaluating the Company’s operating performance. These Non-GAAP results should be evaluated in light of the Company’s financial results prepared in accordance with U.S. GAAP.

“Other” includes certain corporate infrastructure expenses which are not identifiable to the operations of the Company’s operating business segments. “Other” primarily consists of directors and officer’s insurance costs; costs associated with maintaining certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance, as well as certain administrative costs related to the Company’s venture capital entities.

One customer based in the U.S. accounted for approximately 71% and 73% of the Company’s consolidated net revenue for the three months ended January 31, 2004 and 2003, respectively, and approximately 73% and 71% of the Company’s consolidated net revenue for the six months ended January 31, 2004 and 2003, respectively. Accounts receivable from this customer amounted to approximately 72% and 73% of total trade accounts receivable at January 31, 2004 and July 31, 2003, respectively.

CMGI, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized financial information of the Company’s continuing operations by business segment is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
	(in thousands)
Net revenue:
eBusiness and Fulfillment	$100,067	$119,501	$194,790	$232,360
Enterprise Software and Services	—	—	—	227
Managed Application Services	212	273	377	409

	$100,279	$119,774	$195,167	$232,996

Operating income (loss):
eBusiness and Fulfillment	$813	$1,761	$1,625	$2,043
Enterprise Software and Services	—	—	—	(966)
Managed Application Services	211	264	372	400
Portals	(1,586)	869	(1,586)	869
Other	(4,250)	(17,898)	(12,367)	(33,251)

	$(4,812)	$(15,004)	$(11,956)	$(30,905)

Non-GAAP operating income (loss):
eBusiness and Fulfillment	$2,302	$3,149	$4,492	$4,890
Enterprise Software and Services	—	—	—	(911)
Managed Application Services	212	288	373	424
Portals	(19)	963	(19)	963
Other	(4,690)	(6,991)	(10,196)	(20,845)

	$(2,195)	$(2,591)	$(5,350)	$(15,479)

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
	(in thousands)
GAAP operating loss	$(4,812)	$(15,004)	$(11,956)	$(30,905)
Adjustments:
Depreciation	1,460	3,294	3,661	6,087
Impairment of long-lived assets	—	24	—	24
Restructuring	1,069	9,041	2,755	9,206
Amortization stock-based compensation	88	54	190	109

Non-GAAP operating loss	$(2,195)	$(2,591)	$(5,350)	$(15,479)

Net revenue is attributed to geographic areas based on the customer’s shipped-to location. The Company’s net revenue by region as a percentage of total consolidated net revenue was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
United States	36%	47%	38%	52%
Foreign Regions:
Europe	48%	37%	46%	32%
Asia/Pacific & Pacific Rim	10%	11%	10%	12%
Canada, Mexico and Latin America	6%	5%	6%	4%

	100%	100%	100%	100%

As of January 31, 2004 and July 31, 2003, the Company’s assets were primarily located in the United States.

CMGI, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three months ended January 31, 2004 and 2003, The Netherlands, which is within the Europe region, accounted for approximately 29% and 27% of the Company’s consolidated net revenues, respectively, and Singapore, which is within the Asia/Pacific & Pacific Rim region, accounted for approximately 8% and 10%, respectively, of the Company’s consolidated net revenues.

For the six months ended January 31, 2004 and 2003, The Netherlands accounted for approximately 27% and 23% of the Company’s consolidated net revenues, respectively, and Singapore accounted for approximately 8% and 10%, respectively, of the Company’s consolidated net revenues.

H.	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three months ended January 31, 2004, approximately 5.0 million common stock equivalent shares were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive. For the six months ended January 31, 2004, approximately 6.2 million weighted average common stock equivalents were included in the denominator in the calculation of dilutive earnings per share. Approximately 8.8 and 6.6 million weighted average common stock equivalents were excluded from the denominator in the diluted loss per share calculation for the three and six months ended January 31, 2003, as their inclusion would be antidilutive.

If a subsidiary has dilutive stock options, unvested restricted stock, or warrants outstanding, diluted earnings per share is computed by first deducting from net income (loss) the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial for the three and six months ended January 31, 2004 and 2003, respectively.

I.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
	(in thousands)
Net income (loss)	$(5,486)	$(183,266)	$24,375	$(276,850)

Net unrealized holding gain arising during the period	760	1,044	1,277	6,888

Reclassification adjustment for net realized gains included in net income (loss)	(1,199)	(7,230)	(43,802)	(7,030)

	(439)	(6,186)	(42,525)	(142)

Foreign currency translation adjustment arising during the period	(223)	5,016	(479)	994

Reclassification adjustment for foreign currency translation adjustment included in net income (loss)	—	5,040	—	5,040

Comprehensive loss	$(6,148)	$(179,396)	$(18,629)	$(270,958)

CMGI, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of accumulated other comprehensive income are as follows:

	January 31, 2004	July 31, 2003
	(in thousands)
Net unrealized holding gains	$1,039	$43,564
Cumulative foreign currency translation adjustment	(457)	22

	$582	$43,586

J.	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

	Six Months Ended January 31,
	2004	2003
	(in thousands)
Cash paid for interest	$775	$155

Cash paid for income taxes	$736	$130

Common stock issued in settlement of contractual obligation	$205	$—

Restricted stock grant to certain executives and employees	$850	$—

There were no significant non-cash investing activities during the six months ended January 31, 2004.

During the six months ended January 31, 2003 significant non-cash financing activities included the following:

In December 2002, the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW stock to the former holders of the Company’s Series C Preferred Stock. This obligation had been classified as notes payable on the Company’s condensed consolidated balance sheet at July 31, 2002.

K.	INVENTORIES

Inventories at January 31, 2004 and July 31, 2003 consisted of the following:

	January 31, 2004	July 31, 2003
	(in thousands)
Raw Materials	$29,006	$25,583
Work-in-process	12	15
Finished Goods	20,834	7,031

	49,852	32,629

Less: Inventory Reserve	(2,589)	(2,154)

	$47,263	$30,475

L.	CONTINGENCIES

In August 2001, Jeffrey Black, a former employee of AltaVista Company, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of his relationship with the Company and AltaVista and the termination of Mr. Black’s employment with AltaVista. In March 2002, the court ordered the entire case to binding arbitration in California. In August 2002, Mr. Black submitted the matter to the American Arbitration Association. Mr. Black’s statement of damages in the arbitration proceeding sought monetary damages in excess of $16 million. In connection with Overture’s acquisition of AltaVista’s business, Overture agreed to assume any liability of AltaVista with respect to this action. On May 15, 2003, Mr. Black was given leave by the court to file a third amended complaint naming Overture as a defendant as successor in interest to AltaVista. An arbitration hearing was held in August 2003. Closing arguments in the arbitration were held on October 20, 2003. On November 19, 2003, the arbitrator awarded Mr. Black $449,770 from CMGI and AltaVista, jointly and severally. Subsequently, Mr. Black requested that the arbitrator modify certain aspects of the award and increase the award by up to $121,000, which was denied. On February 24, 2004, the court confirmed the award and entered it as a judgment.

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

Overview

CMGI provides technology and commerce solutions that help businesses market, sell and distribute their products and services. Our business strategy over the years has led to the development, acquisition and operation of majority-owned subsidiaries focused on technology and supply chain management services. The Company expects to continue to develop and refine its product and service offerings, and to continue to pursue the development or acquisition of, or the investment in, additional companies and technologies. In addition, our venture capital affiliate, @Ventures, focuses on identifying, investing in and developing emerging companies.

Our SalesLink subsidiary provides supply chain management, product and literature fulfillment services and third-party eFulfillment solutions for its clients’ marketing, manufacturing and distribution programs.

SalesLink’s services include outsourced manufacturing support services, in which clients retain SalesLink to plan, buy and build-to-order sub-assemblies for computer equipment, telecommunication products, software and consumer electronic products. These outsourced manufacturing services primarily assist companies in the areas of accessory kits, software, literature and promotional products and involve active global management and coordination of product packaging, assembly, print management, electronic order processing, procurement of components, direct fulfillment of software, distribution services, and inventory management. SalesLink provides comprehensive solutions to manage all aspects of the supply chain process.

We derive substantially all of our revenue from SalesLink’s outsourced manufacturing and distribution support services, generally to contract manufacturers and OEM clients in the technology and electronics industries. Our business and future growth will depend in large part on the continuing trend in these markets towards outsourcing supply chain management and other business processes. Our revenue is highly dependent on the end-market demand for the products that we assemble and distribute for our customers. This end-market demand is influenced by many factors including the introduction of new products, replacement cycles for existing products and overall economic growth and general business activity.

We have a limited number of key customers that account for a significant percentage of our revenue. For the six months ended January 31, 2004, one customer accounted for approximately 73% of our consolidated net revenue. We currently do not have any agreements which obligate any customer to buy a minimum amount of products or services from CMGI or any subsidiary. Consequently, our sales are subject to demand variability by our supply chain management customers. The level and timing of orders placed by these customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Our supply chain management business is often required to purchase and maintain adequate levels of inventory in order to meet customer needs rapidly and on a timely basis.

The market for supply chain management products and services is very competitive, and the intensity of the competition is expected to continue to increase. Increased competition may result in price reductions, reduced gross margins and loss of market share. As a result of these competitive pressures, the gross margins in our supply chain management business are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and/or low demand for certain of our customers products may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue and operating costs on our financial results. A portion of our operating expenses is relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. We must continue to focus on margin improvement, through cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, move work to lower-cost venues, establish facilities closer to our customers to gain efficiencies, and add other service offerings at higher margins.

The Company currently conducts business in Taiwan, Singapore, Ireland, The Netherlands and certain other foreign locations, in addition to the Company’s North American operations. Our supply chain management customers have, at times, requested that the Company add capacity or open a facility in locations near their sites. We believe that our customers and potential customers are increasingly conducting more of their business in mainland China, and as a result the opportunity exists to grow our business through the expansion of our business into China. We are actively exploring opportunities to establish China-based operations.

Basis of Presentation

The Company reports one current operating segment, eBusiness and Fulfillment. The eBusiness and Fulfillment segment includes the results of operations of the Company’s subsidiary, SalesLink and its wholly owned subsidiary SL Supply Chain Services International Corp. (SalesLink). The Other category represents certain corporate cash and cash equivalents, available-for-sale securities, certain other assets and liabilities and corporate administrative expenses, including certain administration costs related to the results of operations of the Company’s venture capital entities.

In addition to its one current operating segment, the Company continues to report an Enterprise Software and Services segment (that consists of the operations of Equilibrium, CMGI Solutions and Nascent), a Portals segment (that consists of the operations of MyWay and iCAST) and a Managed Application Services segment (that consists of the operations of NaviPath, ExchangePath, 1stUp, and Activate), as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The historical results of these companies will continue to be reported in the Enterprise Software and Services, Portals and Managed Application Services segments, respectively, as well as any residual results from operations that exist through the cessation of operations of these entities, each of which has been divested or substantially wound down.

During fiscal year 2003 the Company’s divestitures of Engage, Navisite, Yesmail and Tallán, the asset sales by uBid and AltaVista, and the cessation of operations by Provisionsoft met the criteria for discontinued operations accounting. Accordingly, uBid, which was previously included in the eBusiness and Fulfillment segment, and Tallán, Yesmail, AltaVista, ProvisionSoft and Engage, which were previously included in the Enterprise Software and Services segment and NaviSite, which was previously included in the Managed Application Services segment have been reported as discontinued operations in the condensed consolidated financial statements for all periods presented.

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

Results of Operations

Three months ended January 31, 2004 compared to the three months ended January 31, 2003

Net Revenue:

	Three Months Ended January 31, 2004	As a % of Total Net Revenue	Three Months Ended January 31, 2003	As a % of Total Net Revenue	$Change	% Change
	(in thousands)
eBusiness and Fulfillment	$100,067	100%	$119,501	100%	$(19,434)	(16)%
Managed Application Services	212	—	273	—	(61)	(22)%

Total	$100,279	100%	$119,774	100%	$(19,495)	(16)%

The decrease in revenue within the eBusiness and Fulfillment segment during the three months ended January 31, 2004, as compared to the same period in the prior year, was primarily the result of decreased revenue contributions from SalesLink’s U.S. operations due to lower order volumes for supply chain management services. These volume reductions were largely attributable to reduced product shipments for a major U.S. customer as a result of changes in demand for their products distributed from our U.S. operations. In addition, the prior period included revenue related to certain customer programs in the U.S. that were discontinued during the three months ended January 31, 2003 and have not been replaced. The decrease in revenue from the prior period was partially offset by the introduction of a new product offering by a major OEM customer and stronger overall demand for their products in Europe during the three months ended January 31, 2004. Sales to one customer comprised approximately 71% and 73% of eBusiness and Fulfillment segment revenue for the three months ended January 31, 2004 and January 31, 2003, respectively. The Company continues to see volatility in the global electronics markets and as such maintains a conservative view on order volumes and revenues. Visibility remains relatively low, and our clients’ performance varies from quarter to quarter based on market acceptance of product introductions and overall demand for their products.

Cost of Revenue:

	Three Months Ended January 31, 2004	As a % of Segment Net Revenue	Three Months Ended January 31, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
eBusiness and Fulfillment	$94,139	94%	$110,549	93%	$(16,410)	(15)%

Total	$94,139	94%	$110,549	92%	$(16,410)	(15)%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. The Company’s cost of revenue decreased as a result of lower revenues in the three months ended January 31, 2004 as compared to the same period in the prior fiscal year. Cost of revenue as a percentage of net revenue in the eBusiness and Fulfillment segment was approximately 94% and 93% for the three months ended January 31, 2004 and January 31, 2003, respectively. The Company’s gross margin percentages within the eBusiness and Fulfillment segment were approximately 6% and 7% for the three months ended January 31, 2004 and 2003, respectively. The decrease in the Company’s gross margins as a percentage of revenue was primarily attributable to three factors: (1) a mix shift in product distributed in Europe for a large customer, (2) reduced product shipments in the U.S. for a software customer, and (3) a price concession provided on a major contract. The Company remains focused on margin improvement through cost reductions and asset and employee productivity gains, in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, move work to lower-cost venues, establish facilities closer to our customers to gain efficiencies, and add other service offerings at higher margins.

Selling Expenses:

	Three Months Ended January 31, 2004	As a % of Segment Net Revenue	Three Months Ended January 31, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
eBusiness and Fulfillment	$990	1%	$1,019	1%	$(29)	(3)%
Other	20	—	1,174	—	(1,154)	(98)%

Total	$1,010	1%	$2,193	2%	$(1,183)	(54)%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, marketing expenses and travel costs. Selling expenses decreased during the three months ended January 31, 2004, as compared to the same period in the prior fiscal year, by approximately 54%. The decrease was primarily related to cost savings associated with the Company’s amended stadium sponsorship agreement.

General and Administrative Expenses:

	Three Months Ended January 31, 2004	As a % of Segment Net Revenue	Three Months Ended January 31, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
eBusiness and Fulfillment	$3,956	4%	$6,172	5%	$(2,216)	(36)%
Managed Application Services	—	—	(15)	(5)%	15	100%
Portals	19	—	(963)	—	982	102%
Other	4,810	—	7,723	—	(2,913)	(38)%

Total	$8,785	9%	$12,917	11%	$(4,132)	(32)%

General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. General and administrative expenses decreased by 32% during the three months ended January 31, 2004, as compared to the same period in the prior fiscal year. This decrease was primarily attributable to a reduction in headcount and related expenses at the Company’s corporate headquarters and its SalesLink subsidiary in connection with restructuring activities designed to reduce the overall cost structure of the Company. General and administrative costs related to the Company’s IT infrastructure, insurance programs, and real estate commitments were also significantly reduced in the second quarter of fiscal year 2004 as compared to the same period of the prior fiscal year.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance and costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, and administration costs related to the Company’s venture capital entities. General and administrative expenses decreased compared to the same period in the prior fiscal year, primarily as a result of restructuring initiatives at the Company’s corporate headquarters that were designed to reduce the overall cost structure of the Company. These restructuring initiatives primarily included headcount reductions, a substantial downsizing of the Company’s IT infrastructure and the write-off of unutilized office space and equipment that resulted from the overall downsizing of the Company’s corporate infrastructure. Additionally, during the second quarter of fiscal year 2004, the Company realized lower costs related to its insurance programs, principally directors and officers insurance, as compared to the same period of the prior fiscal year. During the second quarter of fiscal 2003, the Company recorded a net benefit within the Portals segment as a result of costs accrued during fiscal 2002 that were settled during fiscal 2003 for amounts less than originally estimated.

Amortization of Stock-Based Compensation:

	Three Months Ended January 31, 2004	As a % of Segment Net Revenue	Three Months Ended January 31, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
Other	$88	—	$54	—	$34	63%

Total	$88	—	$54	—	$34	63%

The increase in amortization of stock-based compensation during the three months ended January 31, 2004, primarily relates to the amortization of deferred compensation associated with a grant of an aggregate of 535,000 shares of restricted CMGI common stock to certain executives and employees of the Company during the first quarter of fiscal 2004. The restricted stock shares are subject to certain terms and conditions and vest over a three-year period.

Restructuring, net:

	Three Months Ended January 31, 2004	As a % of Segment Net Revenue	Three Months Ended January 31, 2003	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$170	—	$—	—	$170	100%
Portals	1,567	—	94	—	1,473	1,567%
Other	(668)	—	8,947	—	(9,615)	(107)%

Total	$1,069	1%	$9,041	8%	$(7,972)	(88)%

During the three months ended January 31, 2004, the Company recorded net restructuring charges of approximately $1.1 million. The restructuring charge primarily reflects a $1.5 million increase to a previously recorded restructuring estimate for a facility lease obligation relating to iCAST. This charge was partially offset by a $0.7 million reduction to a previously recorded restructuring estimate for a facility lease obligation, which the Company settled for an amount less than originally estimated. The Company may incur additional restructuring charges during fiscal 2004 related to lease obligations and further reductions in workforce.

Other Income/Expense:

Interest income increased by $0.2 million to $1.0 million for the three months ended January 31, 2004 from $0.8 million for the same period in the prior fiscal year. The increase in interest income is a result of a higher average cash balance during the second quarter of fiscal year 2004 as compared to the same period in the prior fiscal year. The increase in the average cash balance is primarily a result of the sale of approximately 3.2 million shares of Overture Services, Inc. common stock by the Company’s AltaVista subsidiary during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004.

Interest (expense), recovery net totaled $(0.4) million for the three months ended January 31, 2004, as compared to a net expense of $(25.7) million for the same period in the prior fiscal year. Interest expense for the three months ended January 31, 2004 primarily relates to imputed interest expense on the Company’s stadium obligation, in connection with the Company’s amended stadium sponsorship agreement, as well as interest expense on a term loan of the Company’s SalesLink subsidiary. For the three months ended January 31, 2003, the interest expense of $25.7 million primarily related to an unfavorable fair market value adjustment of approximately $24.7 million due to the increase in value of the obligation to the former holders of the Series C Preferred Stock (the “Holders”) as well as interest payments to the Holders due to the delayed delivery obligation with respect to the PCCW shares.

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

Other gains (losses), net totaled $0.9 million for the three months ended January 31, 2004 as compared to $23.5 million in the same period of the prior fiscal year. Other gains (losses), net, for the three months ended January 31, 2004 primarily consisted of a $1.2 million gain on the sale of marketable securities, partially offset by a $0.2 million loss on foreign exchange and impairment charges of approximately $0.1 million for other-than-temporary declines in the carrying value of certain investments in affiliates, primarily made by CMGI@Ventures lV, LLC. During the three months ended January 31, 2003, other gains (losses), net consisted primarily of a pre-tax gain of approximately $24.7 million related to the fair value adjustment on the Company’s trading security PCCW, a pre-tax gain of approximately $7.4 million related to the acquisition of Vicinity by Microsoft, partially offset by a pre-tax loss of approximately $7.9 million related to impairment charges for other-than-temporary on impairment of certain investments in affiliates.

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity in income (losses) of affiliates. Equity in income (losses) of affiliates decreased to approximately $(0.2) million for the three months ended January 31, 2004, from $(0.4) million for the same period in fiscal year 2003, primarily as a result of a decrease in losses at certain of the affiliate companies.

Minority interest of approximately $0.1 million for the three months ended January 31, 2004 and 2003 is attributable to a joint venture in which SL Supply Chain holds a 50% interest.

Income Tax Expense:

Income tax expense recorded for the three months ended January 31, 2004 was $1.6 million. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately when and if they occur, the Company’s policy is to provide for income taxes in its interim financial statements at an effective rate based upon its estimate of full year earnings and projected tax expense. Income tax expense in the second quarter of fiscal year 2004 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax income(loss), primarily as a result of valuation allowances recognized on deferred tax assets.

Results of Operations

Six months ended January 31, 2004 compared to the six months ended January 31, 2003

Net Revenue:

	Six Months Ended January 31, 2004	As a % of Total Net Revenue	Six Months Ended January 31, 2003	As a % of Total Net Revenue	$Change	% Change
	(in thousands)
eBusiness and Fulfillment	$194,790	100%	$232,360	100%	$(37,570)	(16)%
Enterprise Software and Services	—	—	227	—	(227)	(100)%
Managed Application Services	377	—	409	—	(32)	(8)%

Total	$195,167	100%	$232,996	100%	$(37,829)	(16)%

The decrease in revenue within the eBusiness and Fulfillment segment during the six months ended January 31, 2004, as compared to the same period in the prior year, was primarily the result of decreased revenue contributions from SalesLink’s U.S. operations due to lower order volumes for supply chain management services. These volume reductions were largely attributable to reduced product shipments for a major U.S. customer as a result of changes in demand for their products distributed from our U.S. operations. In addition, the prior period included revenue related to certain customer programs in the U.S. that were discontinued during the six months ended January 31, 2003 and have not been replaced. The decrease in revenue from the prior period was partially offset by the introduction of a new product offering by a major OEM customer and stronger overall demand for their products in Europe during the six months ended January 31, 2004. Sales to one customer comprised approximately 73% and 71% of eBusiness and Fulfillment segment revenue for the six months ended January 31, 2004 and January 31, 2003, respectively. The Company continues to see volatility in the global electronics markets and as such maintains a conservative view on order volumes and revenues. Visibility remains relatively low, and our clients’ performance varies from quarter to quarter based on market acceptance of product introductions and overall demand for their products.

Cost of Revenue:

	Six Months Ended January 31, 2004	As a % of Segment Net Revenue	Six Months Ended January 31, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
eBusiness and Fulfillment	$181,549	93%	$214,897	92%	$(33,348)	(16)%
Enterprise Software and Services	—	—	15	7%	(15)	(100)%

Total	$181,549	93%	$214,912	92%	$(33,363)	(16)%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. The Company’s cost of revenue decreased as a result of lower revenues in the six months ended January 31, 2004 as compared to the same period in the prior fiscal year. Cost of revenue as a percentage of net revenue was approximately 93% and 92% for the six months ended January 31, 2004 and January 31, 2003, respectively. The Company’s gross margin percentages were approximately 7% and 8% for the six months ended January 31, 2004 and 2003, respectively. The decrease in the Company’s gross margins as a percentage of revenue was primarily attributable to three factors: (1) a mix shift in product distributed in Europe for a large customer, (2) reduced product shipments in the U.S. for a software customer, and (3) a price concession provided on a major contract. The Company remains focused on margin improvement through cost reductions and asset and employee productivity gains, in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, move work to lower-cost venues, establish facilities closer to our customers to gain efficiencies and add other service offerings at higher margins.

Research and Development Expenses:

	Six Months Ended January 31, 2004	As a % of Segment Net Revenue	Six Months Ended January 31, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
Enterprise Software and Services	$—	—	$332	146%	$(332)	(100)%

Total	$—	—	$332	—	$(332)	(100)%

Research and development expenses consisted primarily of personnel and related costs to design, develop, enhance, test and deploy the Company’s products and services either prior to the development efforts reaching technological feasibility or once the product had reached the maintenance phase of its life cycle. The Company did not incur any research and development expenses during the six months ended January 31, 2004. The Company’s current operating businesses within the eBusiness and Fulfillment segment are not involved in any research and development activities and the Company does not expect to incur any significant research and development expenditures in the foreseeable future.

Selling Expenses:

	Six Months Ended January 31, 2004	As a % of Segment Net Revenue	Six Months Ended January 31, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
eBusiness and Fulfillment	$2,184	1%	$1,929	1%	$255	13%
Enterprise Software and Services	—	—	464	204%	(464)	(100)%
Other	23	—	1,887	—	(1,864)	(99)%

Total	$2,207	1%	$4,280	2%	$(2,073)	(48)%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, marketing expenses, and travel costs. Selling expenses decreased during the six months ended January 31, 2004, as compared to the same period in the prior fiscal year, by approximately 48%. The decrease was primarily related to cost savings associated with the Company’s amended stadium sponsorship agreement.

General and Administrative Expenses:

	Six Months Ended January 31, 2004	As a % of Segment Net Revenue	Six Months Ended January 31, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
eBusiness and Fulfillment	$9,367	5%	$13,491	6%	$(4,124)	(31)%
Enterprise Software and Services	—	—	382	168%	(382)	(100)%
Managed Application Services	4	1%	(15)	(4)%	19	127%
Portals	19	—	(963)	—	982	102%
Other	11,032	—	22,143	—	(11,111)	(50)%

Total	$20,422	10%	$35,038	15%	$(14,616)	(42)%

General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. General and administrative expenses decreased by 42% during the six months ended January 31, 2004, as compared to the same period in the prior fiscal year. This decrease was primarily attributable to a reduction in headcount and related expenses at the Company’s corporate headquarters and its SalesLink subsidiary in connection with restructuring activities designed to reduce the overall cost structure of the Company. General and administrative costs related to the Company’s IT infrastructure, insurance programs, and real estate commitments were also significantly reduced in the first half of fiscal year 2004 as compared to the same period of the prior fiscal year.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance and costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, and administration costs related to the Company’s venture capital entities. General and administrative expenses decreased compared to the same period in the prior fiscal year, primarily as a result of restructuring initiatives at the Company’s corporate headquarters that were designed to reduce the overall cost structure of the Company. These restructuring initiatives primarily included headcount reductions, a substantial downsizing of the Company’s IT infrastructure and the write-off of unutilized office space and equipment that resulted from the overall downsizing of the Company’s corporate infrastructure. Additionally, during the six months ended January 31, 2004, the Company realized lower costs related to its insurance programs, principally directors and officers insurance, as compared to the same period of the prior fiscal year.

Amortization of Stock-Based Compensation:

	Six Months Ended January 31, 2004	As a % of Segment Net Revenue	Six Months Ended January 31, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
Other	$190	—	$109	—	$81	74%

Total	$190	—	$109	—	$81	74%

The increase in amortization of stock-based compensation during the six months ended January 31, 2004, primarily relates to the amortization of deferred compensation associated with a grant of an aggregate of 535,000 shares of restricted CMGI common stock to certain executives and employees of the Company during the first quarter of fiscal 2004. The restricted stock shares are subject to certain terms and conditions and vest over a three-year period.

Restructuring, net:

	Six Months Ended January 31, 2004	As a % of Segment Net Revenue	Six Months Ended January 31, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
eBusiness and Fulfillment	$66	—	$—	—	$66	100%
Portals	1,567	—	94	—	1,473	1,567%
Other	1,122	—	9,112	—	(7,990)	(88)%

Total	$2,755	1%	$9,206	4%	$(6,451)	(70)%

During the six months ended January 31, 2004, the Company recorded net restructuring charges of approximately $2.8 million. The restructuring charge primarily reflects a $1.5 million increase to a previously recorded restructuring estimate for a facility lease obligation relating to iCAST. This charge was partially offset by a $0.7 million reduction to a previously recorded restructuring estimate for a facility lease obligation, which the Company settled for an amount less than originally estimated. The Company also recorded a $0.6 million charge related to a hosting services contract that the Company is no longer utilizing, as it represented excess capacity. The reduction in hosting services required to support the business is primarily the result of the divestiture of several subsidiaries in fiscal 2003. During the same period, the Company recorded a charge of $0.3 million related to a workforce reduction of 17 employees, a charge of $0.5 million to write-off certain software and hardware related assets no longer being utilized by the Company, and a $0.4 million charge related to equipment and facility lease obligations under which the Company expects to realize no future economic benefit. The Company may incur additional restructuring charges during fiscal 2004 related to lease obligations and further reductions in workforce.

Other Income/Expense:

Interest income increased by approximately $0.1 million to $2.0 million for the six months ended January 31, 2004 from $1.9 million for the same period in the prior fiscal year. The increase in interest income is a result of a higher average cash balance during the first half of fiscal year 2004 as compared to the same period in the prior fiscal year. The increase in the average cash balance is primarily a result of proceeds from the sale of approximately 3.2 million shares of Overture Services, Inc. common stock by the Company’s AltaVista subsidiary during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004.

Interest (expense) recovery, net totaled $(0.8) million for the six months ended January 31, 2004, as compared to a net recovery of $1.2 million for the same period in the prior fiscal year. Interest expense for the six months ended January 31, 2004 primarily relates to imputed interest expense on the Company’s stadium obligation, in connection with the Company’s amended stadium sponsorship agreement, as well as interest expense on a term loan of the Company’s SalesLink subsidiary. For the six months ended January 31, 2003, the interest recovery of $1.2 million primarily related to a favorable net fair market value adjustment of approximately $6.3 million related to the decrease in value of the obligation to the former holders of the Series C Preferred Stock (the “Holders”), offset by $4.3 million in interest expense related to cash payments to the Holders due to the delayed delivery obligation with respect to the PCCW shares, as well as imputed interest expense on the Company’s stadium obligation.

In connection with the repurchase of the outstanding shares of its Series C Preferred Stock in November 2001, the Company incurred an obligation to deliver approximately 448.3 million shares of its PCCW stock holdings to the Holders no later than December 2, 2002. On December 2, 2002, the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW to the Holders. Prior to the satisfaction of the obligation to deliver the shares, the Company had accounted for the 448.3 million shares of PCCW stock as a trading security and the liability related to the obligation to deliver the PCCW stock as a current note payable, both of which were carried at market value. Changes in the fair value of the PCCW stock and the note payable have been recorded in the condensed consolidated statements of operations as Other gains (losses), net and as adjustments to interest (expense), recovery, net, respectively. The fair market value adjustment of the note payable through January 31, 2003 resulted in a $6.3 million decrease to interest expense, offset by a loss of $6.3 million on the fair value adjustment of the trading security, which was included in Other gains (losses), net.

Other gains (losses), net totaled $43.1 million for the six months ended January 31, 2004 as compared to $(34.1) million in the same period of the prior fiscal year. Other gains (losses), net, for the six months ended January 31, 2004 primarily consisted of a $40.5 million gain by the Company’s AltaVista subsidiary on the sale of approximately 3.2 million shares of Overture Services, Inc. common stock, a gain of approximately $2.0 million by the Company on its sale of approximately 1.0 million shares of Loudeye Corp common stock, a gain of approximately $0.8 million by the Company on its sale of approximately 0.2 million shares of Primus Knowledge Solutions common stock, and a gain of approximately $0.4 million by the Company on its sale of approximately 0.1 million shares of NaviSite, Inc. common stock.

During the six months ended January 31, 2003, other gains (losses), net primarily consisted of a pre-tax loss of approximately $6.3 million related to the fair value adjustment on the Company’s trading security PCCW, a pre-tax gain of approximately $7.4 million from the proceeds received in the acquisition of Vicinity by Microsoft, an impairment charge of approximately $14.1 million from the divestiture of the Company’s investment in Signatures SNI, Inc., an impairment charge of approximately $14.1 million related to other-than-temporary declines in the carrying value of certain investments in affiliates, and a pre-tax loss of approximately $3.5 million on the Company’s sale of its majority-owned subsidiary Equilibrium.

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity in income (losses) of affiliates. Equity in income (losses) of affiliates decreased to approximately $(0.2) million for the six months ended January 31, 2004, from $(0.9) million for the same period in fiscal year 2003, primarily as a result of a decrease in losses at certain of the affiliate companies.

Minority interest of approximately $(2.2) million for the six months ended January 31, 2004 was recorded in connection with a $40.5 million realized gain by AltaVista on its sale of approximately 3.2 million shares of Overture Services, Inc. common stock during the period, as well as minority interest attributable to a joint venture in which SL Supply Chain holds a 50% interest.

Income Tax Expense:

Income tax expense recorded for the six months ended January 31, 2004 was $4.6 million. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately when and if they occur, the Company’s policy is to provide for income taxes in its interim financial statements at an effective rate based upon its estimate of full year earnings and projected tax expense. Income tax expense for the six months ended January 31, 2004 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax income (loss), primarily as a result of valuation allowances recognized on deferred tax assets.

Discontinued Operations:

During the three and six months ended January 31, 2004, the Company recorded losses from discontinued operations of $0.5 million and $1.0 million, respectively. These losses were primarily attributable to residual costs associated with the discontinued operations of AltaVista, Yesmail and uBid subsequent to divestiture. The Company does not expect any future residual costs related to discontinued operations to be significant.

Liquidity and Capital Resources:

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of investments in subsidiary and affiliate entities and borrowings from lending institutions. As of January 31, 2004, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $264.1 million and available-for-sale securities of $1.3 million. Additionally, the Company’s SalesLink subsidiary has a revolving bank credit facility of $23.0 million and an outstanding $5.5 million term loan. In July 2003, SalesLink amended its revolving credit facility and its term loan, which has a term ending in June 2004. Advances under the credit facility may be in the form of loans or letters of credit. As of January 31, 2004, SalesLink is in compliance with all of the financial covenants. These covenants include liquidity and profitability measures. SalesLink has also agreed to restrictions that limit the ability of SalesLink to merge, acquire or sell assets without prior approval from the bank. At January 31, 2004, approximately $7.6 million of SalesLink’s credit facility had been reserved in support of outstanding letters of credit. The remaining available borrowings at January 31, 2004 were $15.4 million. Subsequent to January 31, 2004, SalesLink borrowed $13.0 million against the credit facility for additional working capital requirements. The Company’s working capital at January 31, 2004 was approximately $201.9 million.

Net cash used for operating activities of continuing operations was $8.0 million for the six months ended January 31, 2004 compared to $31.2 million for the six months ended January 31, 2003. Cash used for operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in working capital. During the six months ended January 31, 2004, non-cash items primarily included depreciation, amortization and impairment charges of $3.9 million and non-operating gains, net, of $43.1 million. The non-operating gains included primarily a $40.5 million gain on the sale by AltaVista of approximately 3.2 million shares of Overture Services, Inc. common stock and a $2.1 million gain on the sale of approximately 1.0 million shares of Loudeye Corp. common stock. The inventory increase of $16.8 million was primarily attributed to a $15.1 million purchase from an OEM supplier in Tilburg, which also contributed to the $14.1 million increase in accounts payable. During the six months ended January 31, 2003, non-cash items primarily included depreciation, amortization and impairment charges of $5.1 million and non-operating losses, net of $25.1 million.

The Company believes that further reductions in the net cash used for operating activities of continuing operations is dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company.

Investing activities of continuing operations provided cash of $76.1 million for the six months ended January 31, 2004, compared to cash provided by investing activities of $22.6 million for the six months ended January 31, 2003. The $76.1 million of cash provided from investing activities of continuing operations during the six months ended January 31, 2004 primarily included $75.4 million in cash proceeds from AltaVista’s sale of approximately 3.2 million shares of Overture Services, Inc. common stock, $2.3 million of cash proceeds from the Company’s sale of approximately 1.0 million shares of Loudeye Corp. common stock, and $1.0 million in cash proceeds from the sale of approximately 0.2 million shares of Primus Knowledge Solutions common stock, partially offset by $2.7 million in capital expenditures. The $22.6 million of cash provided by investing activities of continuing operations during the six months ended January 31, 2003 primarily included $15.4 million in cash proceeds related to the acquisition of Vicinity by Microsoft and $8.0 million in cash proceeds from the Company’s sale of its investment in Signature SNI, Inc.

Financing activities of continuing operations provided cash of $0.3 million and $0.1 million for the six months ended January 31, 2004 and 2003, respectively. The $0.3 million of cash provided by financing activities of continuing operations during the six months ended January 31, 2004 included $1.2 million of proceeds from the issuance of common stock, partially offset by $0.9 million of payments of long-term debt. The $0.1 million of cash provided by financing activities of continuing operations during the six months ended January 31, 2003 included $0.3 million of proceeds from the issuance of common stock, partially offset by $0.2 million of payments of long-term debt.

Cash used for discontinued operations totaled $1.1 million and $24.7 million for the six months ended January 31, 2004 and 2003, respectively.

We believe that we have sufficient working capital and liquidity to support and leverage our global supply chain management and fulfillment services business as well as continue to make strategic investments through our venture capital affiliates.

Contractual Obligations

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through June 2015. In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium for a period of fifteen years. In August 2002, the Company finalized an agreement with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and remains obligated for a series of annual payments of $1.6 million per year through 2015. The Company’s SalesLink subsidiary has a long-term debt arrangement with a bank. All borrowings under SalesLink’s loan agreement, which was $5.5 million at January 31, 2004, mature on June 30, 2004. Future minimum payments as of January 31, 2004 are as follows:

Contractual Obligations	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
	(in thousands)
Operating leases	$38,032	$10,203	$9,676	$7,721	$10,432

Stadium obligations	16,800	1,600	3,200	3,200	8,800

Long-term debt	7,388	5,632	504	336	916

Total	$62,220	$17,435	$13,380	$11,257	$20,148

Total future minimum lease payments have been reduced by future minimum sub-lease rentals of approximately $1.0 million.

Total rent and equipment lease expense charged to continuing operations was approximately $4.1 and $6.3 million for the six-months ended January 31, 2004 and 2003, respectively.

From time to time the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. As of January 31, 2004, the Company had outstanding guarantees of subsidiary indebtedness totaling approximately $5.7 million.

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

Revenue Recognition. The Company derives its revenue primarily from the sale of products and marketing distribution services, supply chain management services, and other services. Revenues are recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions, the Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, and SAB No. 104 “Revenue Recognition,” which updates portions of SAB No. 101. The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company also applies the provisions of Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross vs. net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

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

On August 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Management predominantly uses third party valuation reports to assist in its determination of the fair value of reporting units subject to impairment testing. If these assumptions differ materially from future results, the Company may record impairment charges in the future. Additionally, the Company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. At January 31, 2004 the Company’s carrying value of goodwill totaled $22.1 million.

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

The Company also maintains interests in several privately held companies primarily through its various venture capital affiliates. These venture affiliates (“CMGI @Ventures”) invest in early-stage technology companies. These equity investments are generally made in connection with a round of financing with other third-party investors. At January 31, 2004, the Company had approximately $18.4 million of equity investments in privately held companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in income (losses) of affiliates” in the Company’s Condensed Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes, and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $0.1 million and $7.9 million for the three-months ended January 31, 2004 and 2003 and $0.7 million and $14.1 million for the six-months ended January 31, 2004 and 2003, respectively. These impairment losses are reflected in “Other gains (losses), net” in the Company’s Condensed Consolidated Statements of Operations.

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

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At January 31, 2004 and 2003, respectively, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. The resolution of these estimated liabilities could differ materially from recorded amounts.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”). FIN 46R modifies certain provisions and deferred the effective date of FIN 46 for certain variable interest entities (i.e., non-special purpose entities) until the Company’s third quarter ending April 30, 2004. The partial adoption of the provisions of FIN 46 did not have a material effect on our consolidated results of operations or financial position as of January 31, 2004 and we do not expect that the full adoption of the provisions of FIN 46 will have a material effect on our consolidated results of operations or financial position.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB”) 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The issuance of SAB 104 reflects the concepts contained in EITF 00-21; the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The application of SAB 104 did not have a material impact on the Company’s financial position or results of operations.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” regarding the issue of disclosures for marketable equity securities and debt securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The EITF requires additional quantitative disclosure related to unrealized losses, specifically presentation of the aging of such losses. It also requires additional qualitative disclosures to help users understand why the quantitative disclosures are not other-than-temporarily impaired. The adoption of these disclosure requirements are effective for companies with fiscal years ending after December 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

During the three and six months ended January 31, 2004, CMGI had an operating loss of approximately $4.8 million and $12.0 million, respectively. CMGI anticipates that it will continue to incur significant operating expenses in the future, including significant costs of revenue and general and administrative expenses. CMGI also has significant commitments and contingencies, including real estate leases, continuing stadium sponsorship obligations, and guarantees entered into by CMGI on behalf of itself and current and former operating companies. As a result, CMGI can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. CMGI may also use significant amounts of cash to fund growth and expansion of its operations, including through acquisition. CMGI may also incur significant costs and expenses in connection with pending and future litigation. At January 31, 2004, CMGI had a consolidated cash, cash equivalents and marketable securities balance of approximately $265.5 million and fixed contractual obligations of $62.2 million. If CMGI is unable to reach and sustain profitability, it risks depleting its working capital balances and its business will be materially adversely affected.

CMGI derives substantially all of its revenue from a small number of supply chain management customers and adverse industry trends or the loss of any of those customers could significantly damage CMGI’s business.

CMGI derives substantially all of its revenue from the supply chain management services provided by SalesLink. CMGI’s business and future growth will depend in large part on the industry trend towards outsourcing supply chain management and other business processes. If this trend does not continue or declines, demand for CMGI’s supply chain management services would decline and its financial results could suffer.

In addition, a limited number of customers account for substantially all of CMGI’s consolidated net revenue and the loss of any one or more of these customers would cause its revenue to decline below expectations. One customer, Hewlett-Packard, accounted for approximately 71% and 73% of CMGI’s consolidated net revenue for the three and six months ended January 31, 2004, respectively. Nearly all of the revenues of SL Supply Chain are accounted for by sales to Hewlett-Packard and Microsoft and sales of Microsoft products. Similarly, nearly all of the revenues of SalesLink are accounted for by sales to a limited number of customers. CMGI currently does not have any agreements which obligate any customer to buy a minimum amount of products or services from CMGI or any subsidiary, or designate CMGI or any subsidiary as its sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard or Microsoft, or any other key customer, would have a material adverse effect on CMGI. CMGI believes that it will continue to derive the vast majority of its operating revenue from sales to a small number of customers. There can be no assurance that CMGI’s revenue from key customers will not decline in future periods.

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

CMGI from time to time seeks opportunities to provide capital to support CMGI’s operations and growth through the selective sale of investments or minority or majority interests in subsidiaries or affiliates to outside investors. Historically, CMGI has generally financed its operations with proceeds from selling shares of stock of companies in which CMGI had invested directly or through its venture capital affiliates. The aggregate holdings and market value of the shares of stock held by CMGI has declined significantly over the past three years, due to market conditions and continued sales. At January 31, 2004, on a consolidated basis, CMGI held approximately $1.3 million in available-for-sale securities. Market and other conditions largely beyond CMGI’s control may affect its ability to engage in future sales of such securities, the timing of any such sales, and the amount of proceeds therefrom. Even if CMGI is able to sell any such securities in the future, CMGI may not be able to sell at favorable prices or on favorable terms. In addition, this funding source may not be sufficient in the future, and CMGI may need to obtain funding from outside sources. However, CMGI may not be able to obtain funding from outside sources. In addition, even if CMGI finds outside funding sources, CMGI may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of CMGI’s common stock. CMGI may also be required to take other actions, which may lessen the value of its common stock or dilute its common stockholders, including borrowing money on terms that are not favorable to CMGI or issuing additional shares of common stock. If CMGI experiences difficulties raising money in the future, its business will be materially adversely affected.

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

Our supply chain management business is required to maintain adequate levels of inventory in order to meet customer needs, which presents risks to our financial position and operating results.

Our supply chain management business is often required to purchase and maintain adequate levels of inventory in order to meet customer needs rapidly and on a timely basis. We are often required to finance the purchase of products or components that are necessary to fulfill customer orders. The technology sector served by our customers is subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. Most of our customers offer limited protection from the loss in value of inventory. In addition, our customers may become unable or unwilling to fulfill their protection obligations to us. The decrease or elimination of price protection or the inability of our customers to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage our inventory with our customers with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write downs, which may harm our business, financial position and operating results. In addition, we may not be able to recover fully the credit costs we face with the financing of inventory.

Our ability to obtain particular products or components in the required quantities and to fulfill customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with our suppliers. We occasionally experience a supply shortage of certain products as a result of strong demand or problems experienced by our suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. Accordingly, if we are not able to secure and maintain an adequate supply of products or components to fulfill our customer orders on a timely basis, our business, financial position and operating results may be adversely affected.

A failure to meet customer expectations could result in lost revenues, increased expenses and negative publicity.

CMGI’s supply chain management customers face significant uncertainties in forecasting the demand for their products, and limitations on the size of its facilities, number of personnel and availability of materials could make it difficult for CMGI to meet customers’ unforecasted demand for additional production. Any failure to meet customers’ specifications, capacity requirements or expectations could result in:

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

CMGI’s operating companies intend to continue to expand their operations outside of the United States. This international expansion will require significant management attention and financial resources. The operations of CMGI’s supply chain management operating companies are subject to numerous and varied regulations worldwide, some of which may have an adverse effect on CMGI’s ability to develop its international operations in accordance with its business plan or on a timely basis. In addition, CMGI and its operating companies have limited experience in such international activities. Accordingly, CMGI and its operating companies will need to commit substantial time and development resources to customizing the products and services of its operating companies for selected international markets and to developing international sales and support channels.

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

The Company currently conducts business in Taiwan, Singapore, Ireland, The Netherlands and certain other foreign locations, in addition to the Company’s North American operations. Sales outside the United States accounted for 62% and 48% of the Company’s total revenue for the six months ended January 31, 2004 and 2003, respectively. Sales outside the United States accounted for 37%, 11% and 13% of the Company’s total revenue for fiscal 2003, 2002, and 2001, respectively. There are certain risks inherent in conducting international operations, including:

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

CMGI intends to continue to expand its business in certain areas through the acquisition of businesses, technologies, products and services from other businesses. Acquisitions involve a number of special problems, including:

•	the need to incur additional debt or use cash in order to consummate the acquisition;

•	difficulty integrating acquired technologies, operations and personnel with the existing businesses;

•	diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	the funding requirements for acquired companies may be significant;

•	exposure to unforeseen liabilities of acquired companies;

•	increased risk of costly and time-consuming litigation, including stockholder lawsuits; and

•	potential issuance of securities in connection with an acquisition with rights that are superior to the rights of holders of CMGI’s common stock, or which may have a dilutive effect on the common stockholders.

CMGI may not be able to successfully address these problems. Moreover, CMGI’s future operating results will depend to a significant degree on its ability to successfully integrate acquisitions and manage operations while also controlling expenses and cash burn.

In addition, CMGI has stated that it believes the opportunity exists to grow our business in China and that we are actively exploring opportunities to establish China-based operations. There can be no assurance that such efforts will be successful. Failure to establish a China presence in the near term could have a material adverse effect on our prospects and results of operations.

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

CMGI, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company’s available-for-sale securities at January 31, 2004 primarily consisted of investments in companies in the Internet and technology industries which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the equity component of the Company’s available-for-sale securities portfolio as of January 31, 2004, would result in an approximate $0.3 million decrease in the fair value of the Company’s available-for-sale securities.

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

The Company from time to time uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy, derivative positions are used to reduce risk by hedging underlying economic or market exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At January 31, 2004, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rate (EURIBOR) interest rate on its outstanding borrowing arrangements. The Company did not have any derivative financial instruments during the three months and six months ended January 31, 2004.

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

CMGI, INC. AND SUBSIDIARIES

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

In August 2001, Jeffrey Black, a former employee of AltaVista Company, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the Company and AltaVista alleging certain claims arising out of his relationship with the Company and AltaVista and the termination of Mr. Black’s employment with AltaVista. In March 2002, the court ordered the entire case to binding arbitration in California. In August 2002, Mr. Black submitted the matter to the American Arbitration Association. Mr. Black’s statement of damages in the arbitration proceeding sought monetary damages in excess of $16 million. In connection with Overture’s acquisition of AltaVista’s business, Overture agreed to assume any liability of AltaVista with respect to this action. On May 15, 2003, Mr. Black was given leave by the court to file a third amended complaint naming Overture as a defendant as successor in interest to AltaVista. An arbitration hearing was held in August 2003. Closing arguments in the arbitration were held on October 20, 2003. On November 19, 2003, the arbitrator awarded Mr. Black $449,770 from CMGI and AltaVista, jointly and severally. Subsequently, Mr. Black requested that the arbitrator modify certain aspects of the award and increase the award by up to $121,000, which was denied. On February 24, 2004, the court confirmed the award and entered it as a judgment.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the 2003 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) on December 10, 2003, the following matters were acted upon by the stockholders of the Company:

1.	The election of three Class I Directors for the ensuing three years; and

2.	The authorization of the Board of Directors, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its stockholders, to amend the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s issued and outstanding shares of Common Stock by a ratio of between 1-for-2 and 1-for-25, inclusive, without further approval or authorization of the Company’s stockholders.

The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of October 29, 2003 was 396,332,258. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Anthony J. Bay, Virginia G. Bonker, David S. Wetherell and Jonathan Kraft. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
1. Election of three Class I Directors:
Francis J. Jules	297,129,149	5,966,758	N.A.	N.A.	N.A.
Michael J. Mardy	297,176,731	5,919,176	N.A.	N.A.	N.A.
George A. McMillan	299,037,220	4,058,687	N.A.	N.A.	N.A.
2. Authorization of the reverse stock split	292,068,689	N.A.	10,497,828	529,390	N.A.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

(b)	Reports on Form 8-K

Date Filed or Furnished	Item No.	Description
December 8, 2003 *	Item 12	On December 8, 2003, the Company furnished a copy of the Company’s earnings release for its fiscal first quarter ended October 31, 2003. Consolidated financial statements for such periods were furnished with such report.

*	This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMGI, Inc.

	By:	/s/ Thomas Oberdorf
Date: March 15, 2004		Thomas Oberdorf
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.