Form 10-Q
period 2004-04-30
CMGI INC
filed 2004-06-11
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

As of June 7, 2004, there were 401,315,770 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

CMGI, INC.

FORM 10-Q

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	April 30, 2004	July 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$259,716	$196,916
Available-for-sale securities	486	79,151
Accounts receivable, trade, net of allowance for doubtful accounts of $837 and $996 at April 30, 2004 and July 31, 2003, respectively	58,493	55,209
Inventories	43,275	30,475
Prepaid expenses and other current assets	33,080	35,356
Current assets of discontinued operations	84	1,876

Total current assets	395,134	398,983

Property and equipment, net	7,234	8,598
Investments in affiliates	17,745	19,470
Goodwill	22,122	22,122
Other assets	3,444	6,093
Non-current assets of discontinued operations	14	75

	$445,693	$455,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$5,322	$6,622
Revolving line of credit	11,000	—
Accounts payable	41,743	39,254
Current portion of accrued restructuring	9,126	9,268
Accrued income taxes	24,622	95,653
Accrued expenses	30,782	28,956
Other current liabilities	1,732	1,081
Current liabilities of discontinued operations	—	214

Total current liabilities	124,327	181,048

Long-term debt, less current installments	1,590	1,673
Long-term portion of accrued restructuring	7,220	10,878
Other long-term liabilities	11,449	12,460
Non-current liabilities of discontinued operations	98	1,805
Minority interest	1,742	465
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding as of April 30, 2004 and July 31, 2003	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and outstanding 401,311,604 shares at April 30, 2004 and 395,591,493 shares at July 31, 2003	4,013	3,956
Additional paid-in capital	7,298,913	7,296,230
Deferred compensation	(662)	—
Accumulated deficit	(7,002,984)	(7,096,760)

Accumulated other comprehensive income (loss)	(13)	43,586

Total stockholders’ equity	299,267	247,012

	$445,693	$455,341

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Net revenue	$105,789	$106,109	$300,956	$339,105
Operating expenses:
Cost of revenue	100,352	98,582	281,901	313,494
Selling	1,365	1,066	3,572	5,346
General and administrative	7,641	13,557	28,063	48,927
Amortization of stock-based compensation	72	55	262	164
Impairment of long-lived assets	—	432	—	456
Restructuring, net	2,811	19,938	5,566	29,144

Total operating expenses	112,241	133,630	319,364	397,531

Operating loss	(6,452)	(27,521)	(18,408)	(58,426)

Other income (expense):
Interest income	799	710	2,821	2,662
Interest (expense) recovery, net	(451)	(432)	(1,227)	730
Other gains (losses), net	431	(11,608)	43,483	(45,680)
Equity in income (losses) of affiliates, net	199	(1,049)	29	(1,937)
Minority interest	76	99	(2,118)	250

	1,054	(12,280)	42,988	(43,975)

Income (loss) from continuing operations before income taxes	(5,398)	(39,801)	24,580	(102,401)
Income tax expense (benefit)	(74,739)	1,073	(70,181)	2,667

Income (loss) from continuing operations	69,341	(40,874)	94,761	(105,068)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations, net of income taxes	61	117,806	(984)	(94,850)

Net income (loss)	$69,402	$76,932	$93,777	$(199,918)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.17	$(0.10)	$0.24	$(0.27)
Earnings (loss) from discontinued operations	—	0.30	—	(0.24)

Net earnings (loss)	$0.17	$0.20	$0.24	$(0.51)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.17	$(0.10)	$0.23	$(0.27)
Earnings (loss) from discontinued operations	—	0.30	—	(0.24)

Net earnings (loss)	$0.17	$0.20	$0.23	$(0.51)

Shares used in computing basic earnings (loss) per share	400,721	393,542	398,581	393,106

Shares used in computing diluted earnings (loss) per share	405,650	393,542	404,291	393,106

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2004	2003
Cash flows from operating activities of continuing operations:
Net income (loss)	$93,777	$(199,918)
Loss from discontinued operations	(984)	(94,850)

Income (loss) from continuing operations	94,761	(105,068)
Adjustments to reconcile net income (loss) to cash used for continuing operations:
Depreciation, amortization and impairment of long-lived assets	5,635	8,390
Non-operating (gains) losses, net	(43,483)	36,494
Equity in income (losses) of affiliates, net	(29)	1,937
Non-cash restructuring charges	504	14,110
Minority interest	1,274	(250)
Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
Trade accounts receivable	(3,284)	(14,194)
Inventories	(12,800)	(9,051)
Prepaid expenses and other current assets	2,551	(5,520)
Accounts payable, accrued restructuring and accrued expenses	1,341	11,391
Accrued income taxes, net	(71,031)	2,249
Other assets and liabilities	2,649	27,476

Net cash used for operating activities of continuing operations	(21,912)	(32,036)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(4,793)	(3,803)
Proceeds from the sale of available-for-sale securities	79,463	15,361
Maturities of available-for-sale securities	—	10,000
Purchases of available-for-sale securities	—	(9,958)
Proceeds from sale of investment in Signatures SNI, Inc.	—	8,000
Proceeds from affiliate distributions	—	3,760
Net investments in affiliates	—	(4,488)
Cash impact of acquisitions and divestitures of subsidiaries, net	—	66,620

Net cash provided by investing activities of continuing operations	74,670	85,492

Cash flows from financing activities of continuing operations:
Proceeds from revolving line of credit	13,000	—
Repayments of revolving line of credit	(2,000)	—
Repayments of long-term debt	(1,131)	(409)
Proceeds from issuance of common stock	1,224	675

Net cash provided by financing activities of continuing operations	11,093	266

Net cash used for discontinued operations	(1,051)	(41,938)
Net increase in cash	62,800	11,784
Cash and cash equivalents at beginning of period	196,916	196,099

Cash and cash equivalents at end of period	$259,716	$207,883

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2003 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 20, 2003. The results for the three and nine-month periods ended April 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified in accordance with US GAAP to conform to the current year presentation. Discontinued operations reporting has been applied for certain of the Company’s subsidiaries that have been disposed of (see note F).

Marketable securities held by the Company, which meet the criteria for classification as trading securities, are carried at fair value. Unrealized holding gains and losses on securities classified as trading are recorded as a component of “Other gains (losses), net” in the accompanying condensed consolidated statements of operations.

B.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”). FIN 46R further explains how to identify variable interest entities (“VIE”) and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interest and results of a VIE in its financial statements. The Company adopted FIN 46R as of April 30, 2004. The adoption of the provisions of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has not entered into or modified any financial instruments covered by this statement after May 31, 2003 and the application of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income (loss)	$69,402	$76,932	$93,777	$(199,918)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,912)	(54,283)	(83,782)	(181,735)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	72	55	262	164

Pro-forma net income (loss)	$53,562	$22,704	$10,257	$(381,489)

Net earnings (loss) per share:
Basic—as reported	$0.17	$0.20	$0.24	$(0.51)

Basic—pro-forma	$0.13	$0.06	$0.03	$(0.97)

Diluted—as reported	$0.17	$0.20	$0.23	$(0.51)

Diluted—pro-forma	$0.13	$0.06	$0.03	$(0.97)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2004	2003	2004	2003
Risk-free interest rate	2.8%	2.5%	2.7%	2.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	79.3%	139.9%	103.0%	135.4%
Expected life (years)	6.35	5.33	4.62	4.32
Weighted average fair value of options granted during the period	$1.40	$0.77	$1.20	$0.59

D.	OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
	(in thousands)
Gain on sales of marketable securities, net	$741	$—	$44,543	$7,417
Loss on mark-to-market adjustment for trading security	—	—	—	(6,329)
Loss on sale of Equilibrium Technologies, Inc.	—	—	—	(3,527)
Loss on impairment of marketable securities	—	—	(27)	(387)
Impairment of investment in Signatures SNI, Inc.	—	—	—	(14,056)
Loss on impairment of investments in affiliates	(892)	(11,915)	(1,600)	(25,966)
Other, net	582	307	567	(2,832)

	$431	$(11,608)	$43,483	$(45,680)

During the three and nine months ended April 30, 2004, the Company sold marketable securities for total proceeds of approximately $0.7 million and $79.5 million, respectively, and recorded net pre-tax gains of approximately $0.7 million and $44.5 million, respectively, on these sales. The shares sold during the three months ended April 30, 2004 consisted of approximately 0.2 million shares of NaviSite, Inc. common stock for total proceeds of approximately $0.7 million. The shares sold during the nine

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months ended April 30, 2004 also included approximately 1.0 million shares of Loudeye Corp. common stock sold for proceeds of approximately $2.3 million, approximately 3.2 million shares of Overture Services, Inc. common stock sold by the Company’s AltaVista subsidiary for total proceeds of approximately $75.4 million and approximately 0.2 million shares of Primus Knowledge Solutions common stock for proceeds of approximately $1.0 million. The Company also recorded impairment charges of approximately $0.9 and $1.6 million for the three and nine months ended April 30, 2004, respectively, for other than temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC.

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

E.	RESTRUCTURING CHARGES

The following tables summarize the activity in the restructuring accrual from July 31, 2003 through April 30, 2004:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2003	$1,535	$18,611	$—	$20,146

Q1 Restructuring	345	941	504	1,790
Restructuring adjustments	—	(104)	—	(104)
Cash charges	(1,451)	(1,793)	—	(3,244)
Non-cash charges	—	—	(504)	(504)

Accrued restructuring balance at October 31, 2003	429	17,655	—	18,084

Q2 Restructuring	35	150	—	185
Restructuring adjustments	—	884	—	884
Cash payments	(168)	(1,704)	—	(1,872)
Non-cash charges	—	(55)	—	(55)

Accrued restructuring balance at January 31, 2004	$296	$16,930	$—	$17,226

Q3 Restructuring	55	—	—	55
Restructuring adjustments	—	2,756	—	2,756
Cash payments	(55)	(3,330)	—	(3,385)
Non-cash charges	—	(306)	—	(306)

Accrued restructuring balance at April 30, 2004	$296	$16,050	$—	$16,346

It is expected that the payments of employee-related expenses will be substantially completed by July 31, 2005. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the cessation of operations of certain of the Company’s subsidiaries in prior periods and the restructuring of excess plant capacity within the U.S. operations of the Company’s SalesLink subsidiary, which the Company anticipates will be settled by May 2012.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net restructuring charges for the three and nine months ended April 30, 2004 and 2003, respectively, would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
	(in thousands)
Cost of revenue	$2,782	$14,875	$2,847	$14,875
Selling	—	148	—	157
General and administrative	29	4,915	2,719	14,112

	$2,811	$19,938	$5,566	$29,144

The Company’s restructuring initiatives during the nine months ended April 30, 2004 and 2003, respectively, consisted primarily of costs to exit facility leases, severance charges, and equipment charges. The Company does not expect to realize any future economic benefit in connection with the contractual obligations for which restructuring charges were recorded. The restructuring charges were incurred in connection with the cessation of operations of certain of the Company’s subsidiaries in prior periods, the restructuring of excess plant capacity within the U.S. operations of the Company’s SalesLink subsidiary, and a Company-wide effort to reduce costs through the elimination and/or consolidation of services and facilities.

During the three months ended April 30, 2004, the Company recorded net restructuring charges of approximately $2.8 million. The restructuring charge primarily reflects adjustments of $0.2 million at iCAST and $2.8 million at SalesLink to previously recorded estimates for facility lease obligations as the facilities are expected to be vacant for longer than originally estimated. These charges were partially offset by a $0.1 million adjustment to reduce a previously recorded restructuring accrual for a facility lease obligation of the Company, based on the actual terms of a sublease signed during the period.

During the nine months ended April 30, 2004, the Company recorded net restructuring charges of approximately $5.6 million. In addition to the items noted in the quarter ended April 30, 2004, the Company recorded a $0.6 million charge related to a hosting services contract that the Company is no longer utilizing, as it represented excess capacity. The reduction in hosting services required to support the business is primarily the result of the divestiture of several subsidiaries in fiscal 2003. Also during the period, the Company recorded a charge of $0.3 million related to a workforce reduction of 17 employees, a charge of $0.5 million to write-off certain software and hardware related assets no longer being utilized by the Company, a $0.4 million charge related to equipment and facility lease obligations under which the Company expects to realize no future economic benefit, and adjustments to previously recorded restructuring estimates for facility lease obligations based on changes to the underlying assumption relating to the estimated length of time to sublet vacant space. These charges were partially offset by an adjustment to a previously recorded facility lease obligation as a result of the Company exercising a lease termination option.

During the three months ended April 30, 2003, the Company recorded net restructuring charges of approximately $19.9 million. The charges primarily related to restructuring initiatives at the Company’s SalesLink subsidiary, which recorded charges of approximately $15.5 million during the period, as a result of the implementation of a restructuring plan designed to reduce overhead costs in response to continued weak demand for U.S.-based supply chain management services. The restructuring charges related primarily to an unoccupied facility in Newark, California ($2.6 million), vacant partitioned space in SalesLink’s Memphis facility ($3.3 million), unutilized fixed assets in these facilities ($7.8 million), and a work force reduction of 120 employees ($0.7 million). Additionally, during the quarter the Company recorded restructuring charges totaling approximately $4.1 million at its corporate headquarters. These charges primarily included the termination of certain operating equipment lease obligations ($1.9 million), the restructuring of the Company’s hosting services arrangements ($0.9 million) in response to the divestiture of several subsidiaries, and the reduced overall hosting services required to support the ongoing business operations of the Company, and a work force reduction of 31 employees ($1.1 million) as part of the Company’s continued focus on cost savings.

During the nine months ended April 30, 2003, the Company recorded net restructuring charges of approximately $29.1 million. In addition to the items noted in the quarter ended April 30, 2003, the Company recorded a $5.0 million charge related to the recognition of the cumulative translation component of equity as a result of the substantial completion of the shutdown of the Company’s European operations, a $1.2 million charge for the write-off of certain software related assets, and a $3.2 million charge related to facility lease obligations beyond the Company’s previous estimates. These charges were partially offset by a $1.5 million adjustment for the settlement of certain facility lease obligations related to the Company’s European operations for amounts less than originally anticipated.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the nine months ended April 30, 2004, the Company recorded losses from discontinued operations of $1.0 million. These losses were primarily attributable to residual costs associated with the discontinued operations of AltaVista, Yesmail and uBid subsequent to divestiture.

Summarized financial information for the discontinued operations of Engage, NaviSite, Yesmail, Tallán, uBid, AltaVista and ProvisionSoft are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
	(in thousands)
Results of operations:
Net revenue	$—	$30,123	$—	$173,648
Total expenses	(61)	49,993	984	391,834

Net income (loss)	61	(19,870)	(984)	(218,186)
Recognition of minority interest upon cessation of operations - ProvisionSoft	—	35,666	—	35,666
Gain on sale of NaviSite	—	—	—	2,291
Loss on sale of Engage	—	—	—	(16,631)
Gain on asset sale by AltaVista	—	97,603	—	97,603
Gain on sale of Yesmail	—	1,632	—	1,632
Gain on sale of Tallan	—	1,896	—	1,896
Gain on asset sale by uBid	—	879	—	879

Net income (loss) from discontinued operations	$61	$117,806	$(984)	$(94,850)

	April 30, 2004	July 31, 2003
	(in thousands)
Financial position:
Current assets	$84	$1,876
Other assets	14	75
Total liabilities	(98)	(2,019)

Net liabilities of discontinued operations	$—	$(68)

G.	SEGMENT INFORMATION

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

Management evaluates segment performance based on segment net revenue, operating income/(loss) and “Non-GAAP operating income/(loss)”, which is defined as the operating income/(loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, and amortization of stock-based compensation. The Company believes that its Non-GAAP operating income/(loss) measure provides investors with a useful supplemental measure of the Company’s operating performance by excluding

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the impact of non-cash charges, and restructuring activities. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses Non-GAAP operating income/(loss) to assist in evaluating the Company’s actual and expected operating performance. Non-GAAP operating income/(loss) is not a recognized measure for financial statement presentation under U.S. GAAP. Non-GAAP operating income/(loss) does not have any standardized definition and therefore may not be comparable to similar measures presented by other reporting companies. These non-GAAP results should not be evaluated in isolation of, or as a substitute for, the Company’s financial results prepared in accordance with U.S. GAAP.

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

One customer based in the U.S. accounted for approximately 69% and 78% of the Company’s consolidated net revenue for the three months ended April 30, 2004 and 2003, respectively, and approximately 72% and 76% of the Company’s consolidated net revenue for the nine months ended April 30, 2004 and 2003, respectively. Accounts receivable from this customer amounted to approximately 66% and 73% of total trade accounts receivable at April 30, 2004 and July 31, 2003, respectively.

Summarized financial information of the Company’s continuing operations by business segment is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
	(in thousands)
Net revenue:
eBusiness and Fulfillment	$105,663	$105,974	$300,453	$338,334
Enterprise Software and Services	—	—	—	227
Managed Application Services	126	135	503	544

	$105,789	$106,109	$300,956	$339,105

Operating income (loss):
eBusiness and Fulfillment	$(3,824)	$(15,028)	$(2,199)	$(12,985)
Enterprise Software and Services	—	—	—	(966)
Managed Application Services	137	(149)	509	251
Portals	(221)	(450)	(1,807)	419
Other	(2,544)	(11,894)	(14,911)	(45,145)

	$(6,452)	$(27,521)	$(18,408)	$(58,426)

Non-GAAP operating income (loss):
eBusiness and Fulfillment	$537	$1,767	$5,029	$6,657
Enterprise Software and Services	—	—	—	(911)
Managed Application Services	125	136	498	560
Portals	(8)	(7)	(27)	956
Other	(2,511)	(6,157)	(12,707)	(28,154)

	$(1,857)	$(4,261)	$(7,207)	$(20,892)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
	(in thousands)
GAAP operating loss	$(6,452)	$(27,521)	$(18,408)	$(58,426)
Adjustments:
Depreciation	1,712	2,835	5,373	7,770
Impairment of long-lived assets	—	432	—	456
Restructuring	2,811	19,938	5,566	29,144
Amortization stock-based compensation	72	55	262	164

Non-GAAP operating loss	$(1,857)	$(4,261)	$(7,207)	$(20,892)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net revenue is attributed to geographic areas based on the customer’s shipped-to location. The Company’s net revenue by region as a percentage of total consolidated net revenue was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
United States	44%	60%	45%	59%
Foreign Regions:
Europe	41%	23%	40%	25%
Asia/Pacific & Pacific Rim	9%	11%	9%	11%
Canada, Mexico and Latin America	6%	6%	6%	5%

	100%	100%	100%	100%

As of April 30, 2004 and July 31, 2003, the Company’s assets were primarily located in the United States.

For the three months ended April 30, 2004 and 2003, The Netherlands, which is within the Europe region, accounted for approximately 23% and 17%, respectively, of the Company’s consolidated net revenues, and Singapore, which is within the Asia/Pacific & Pacific Rim region, accounted for approximately 6% and 10%, respectively, of the Company’s consolidated net revenues.

For the nine months ended April 30, 2004 and 2003, The Netherlands accounted for approximately 25% and 18% of the Company’s consolidated net revenues, respectively, and Singapore accounted for approximately 7% and 9%, respectively, of the Company’s consolidated net revenues.

H.	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three and nine months ended April 30, 2004, approximately 4.9 million and 5.7 million weighted average common stock equivalents were included in the denominator in the calculation of dilutive earnings per share, respectively. Approximately 6.1 million and 6.4 million outstanding options were excluded from the denominator in the diluted earnings per share calculation for the three and nine months ended April 30, 2004, respectively, as their inclusion would be antidilutive. Approximately 6.5 million and 6.6 million weighted average common stock equivalents were excluded from the denominator in the diluted loss per share calculation for the three and nine months ended April 30, 2003, respectively, as their inclusion would be antidilutive.

If a subsidiary has dilutive stock options, unvested restricted stock, or warrants outstanding, diluted earnings per share is computed by first deducting from net income (loss) the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary stock equivalents was immaterial for the three and nine months ended April 30, 2004 and 2003, respectively.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
	(in thousands)
Net income (loss)	$69,402	$76,932	$93,777	$(199,918)

Net unrealized holding gain (loss) arising during the period	(121)	(827)	1,153	6,448
Reclassification adjustment for net realized gains included in net income (loss)	(741)	—	(44,543)	(7,417)

	(862)	(827)	(43,390)	(969)

Foreign currency translation adjustment arising during the period	265	(143)	(209)	851
Reclassification adjustment for foreign currency translation adjustment included in net income (loss)	—	—	—	5,040

Comprehensive income (loss)	$68,805	$75,962	$50,178	$(194,996)

The components of accumulated other comprehensive income are as follows:

	April 30, 2004	July 31, 2003
	(in thousands)
Net unrealized holding gains	$174	$43,564
Cumulative foreign currency translation adjustment	(187)	22

	$(13)	$43,586

J.	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

	Nine Months Ended April 30,
	2004	2003
	(in thousands)
Cash paid for interest	$997	$700

Cash paid for income taxes	$752	$348

Common stock issued in settlement of contractual obligations	$593	$—

Restricted stock grant to certain executives and employees	$850	$—

In December 2002, the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW stock to the former holders of the Company’s Series C Preferred Stock. This obligation had been classified as notes payable on the Company’s condensed consolidated balance sheet at July 31, 2002.

K.	INVENTORIES

Inventories at April 30, 2004 and July 31, 2003 consisted of the following:

	April 30, 2004	July 31, 2003
	(in thousands)
Raw Materials	$28,470	$25,583
Work-in-process	29	15
Finished Goods	17,237	7,031

	45,736	32,629

Less: Inventory Reserve	(2,461)	(2,154)

	$43,275	$30,475

L.	BORROWING ARRANGEMENTS

The Company’s SalesLink subsidiary has a $23.0 million revolving line of credit and a term loan facility (“Amended Loan Agreement”). Interest on both the revolving credit facility and the term loan facility is based on Prime or LIBOR rates plus an applicable margin at the option of the borrower. The effective interest rate was 3.44% and 3.38% at April 30, 2004 and July 31, 2003, respectively. As of April 30, 2004, approximately $5.2 million was outstanding on the term loan, $11.0 million was outstanding under the revolving credit facility, and approximately $7.2 million had been reserved against the revolving credit facility in support of outstanding letters of credit. The Company is currently engaged in negotiations to renew both the revolving credit facility and term loan, which mature on June 30, 2004.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SL Supply Chain has a mortgage arrangement with a bank in Ireland. The mortgage provides for interest at the One Month EURIBOR, plus 1.75%. The mortgage arrangement matures in 2015 and is secured by the mortgaged property as well as the borrower’s assets.

Long-term debt consists of the following:

	April 30, 2004	July 31, 2003
	(in thousands)
Term notes payable to a bank issued by SalesLink	$5,153	$6,259
Revolving line of credit	11,000	—
Mortgage arrangement to a bank issued by SL Supply Chain	1,759	1,785
Other	—	251

	17,912	8,295
Less: Current portion	(16,322)	(6,622)

	$1,590	$1,673

M.	CONTINGENCIES

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

In addition, on May 28, 2004, the Creditors Committee filed a complaint in the U.S. Bankruptcy Court against David Wetherell, George McMillan, Andrew Hajducky and Christopher Cuddy, in their individual capacities as former officers and/or directors of Engage. The complaint asserts the following causes of action: (i) breaches of fiduciary duties, (ii) fraudulent misrepresentations, (iii) negligent misrepresentations, and (iv) unfair and deceptive trade practices. The Creditors Committee seeks unspecified monetary and other damages. The Company is obligated to indemnify each of Messrs. Wetherell, McMillan and Hajducky in connection with the foregoing action, subject to the terms of the Company’s certificate of incorporation and by-laws.

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

We have a limited number of key customers that account for a significant percentage of our revenue. For the nine months ended April 30, 2004, one customer accounted for approximately 72% of our consolidated net revenue. We currently do not have any agreements which obligate any customer to buy a minimum amount of products or services from CMGI or any subsidiary. Consequently, our sales are subject to demand variability by our supply chain management customers. The level and timing of orders placed by these customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Our supply chain management business is often required to purchase and maintain adequate levels of inventory in order to meet customer needs rapidly and on a timely basis.

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

The Company currently conducts business in Taiwan, Singapore, Ireland, The Netherlands and certain other foreign locations, in addition to the Company’s North American operations. Our supply chain management customers have, at times, requested that the Company add capacity or open a facility in locations near their sites. We believe that our customers and potential customers are increasingly conducting more of their business in mainland China, and as a result the opportunity exists to grow our business through the expansion of our business into China. We are actively exploring opportunities to establish China-based operations, including through our planned acquisition of Modus Media, Inc. (“Modus”).

On March 24, 2004, CMGI announced the execution of a definitive merger agreement to acquire Modus, a privately held provider of supply chain management solutions with revenues for the year ended December 31, 2003 of approximately $543.4 million. Pursuant to the merger agreement, CMGI will acquire all of the stock of Modus for approximately $157.5 million in CMGI common stock. In addition, the Company will also be required to make a cash payment of approximately $101.0 million to retire certain indebtedness of Modus. The transaction is expected to close in the third calendar quarter of 2004. By acquiring Modus, CMGI expects to create a supply chain management market leader with nearly $1 billion in annual revenue, 38 locations in 13 countries, including a significant China presence, and a widely diversified client base that includes leaders in technology, software and consumer electronics.

Basis of Presentation

The Company reports one current operating segment, eBusiness and Fulfillment. The eBusiness and Fulfillment segment includes the results of operations of the Company’s subsidiary, SalesLink and its wholly owned subsidiary SL Supply Chain Services International Corp. (SalesLink). The Other category represents certain corporate cash and cash equivalents, available-for-sale securities, certain other assets and liabilities and certain corporate administrative expenses. These corporate expenses consist of directors and officers insurance costs, costs associated with maintaining certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance, as well as certain administrative costs related to the Company’s venture capital entities.

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

Results of Operations

Three months ended April 30, 2004 compared to the three months ended April 30, 2003

Net Revenue:

	Three Months Ended April 30, 2004	As a % of Total Net Revenue	Three Months Ended April 30, 2003	As a % of Total Net Revenue	$Change	% Change
	(in thousands)
eBusiness and Fulfillment	$105,663	100%	$105,974	100%	$(311)	(1)%
Managed Application Services	126	—	135	—	(9)	(7)%

Total	$105,789	100%	$106,109	100%	$(320)	(1)%

The decrease in revenue within the eBusiness and Fulfillment segment during the three months ended April 30, 2004, as compared to the same period in the prior year, was primarily the result of decreased revenue contributions from SalesLink’s U.S. operations due to lower order volumes for supply chain management services. These volume reductions were largely attributable to reduced product shipments for a major U.S. customer as a result of changes in demand for their products distributed from SalesLink’s U.S. operations. In addition, the prior period included revenue related to certain customer programs in the U.S. and Singapore that were discontinued during the third and fourth quarter of fiscal year 2003 and have not been replaced. The decrease in revenue compared to the prior period was partially offset by a new product offering by a major OEM customer and stronger overall demand for their products in Europe during the three months ended April 30, 2004. Sales to one customer comprised approximately 69% and 79% of eBusiness and Fulfillment segment revenue for the three months ended April 30, 2004 and April 30, 2003, respectively. The Company continues to see volatility in the global electronics markets and as such maintains a conservative view on order volumes and revenues. Visibility remains relatively low, and our clients’ performance varies from quarter-to-quarter based on market acceptance of product introductions and overall demand for their products.

Cost of Revenue:

	Three Months Ended April 30, 2004	As a % of Segment Net Revenue	Three Months Ended April 30, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
eBusiness and Fulfillment	$100,352	95%	$98,582	93%	$1,770	2%

Total	$100,352	95%	$98,582	93%	$1,770	2%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. The Company’s cost of revenue increased as a result of higher material costs in the three months ended April 30, 2004 as compared to the same period in the prior fiscal year. Cost of revenue as a percentage of net revenue in the eBusiness and Fulfillment segment was approximately 95% and 93% for the three months ended April 30, 2004 and April 30, 2003, respectively. The Company’s gross margin percentages within the eBusiness and Fulfillment segment were approximately 5% and 7% for the three months ended April 30, 2004 and April 30, 2003, respectively. The decrease in the Company’s gross margins as a percentage of revenue was primarily attributable to three factors: (1) a mix shift in product distributed in Europe for a large customer, (2) reduced product shipments in the U.S. for a software customer, and (3) pricing reductions provided on a major customer program. The Company remains focused on margin improvement through cost reductions and asset and employee productivity gains, in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, moving work to lower-cost venues, establishing facilities closer to our customers to gain efficiencies, and adding other service offerings at higher margins. The Company anticipates that the acquisition of Modus will have a favorable impact on the Company’s gross margins within the next fiscal year.

Selling Expenses:

	Three Months Ended April 30, 2004	As a % of Segment Net Revenue	Three Months Ended April 30, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
eBusiness and Fulfillment	$1,364	1%	$987	1%	$377	38%
Other	1	—	79	—	(78)	(99)%

Total	$1,365	1%	$1,066	1%	$299	28%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, marketing expenses and travel costs. Selling expenses increased during the three months ended April 30, 2004, as compared to the same period in the prior fiscal year, by approximately 28%. The increase was primarily related to additional sales employees hired in Europe.

General and Administrative Expenses:

	Three Months Ended April 30, 2004	As a % of Segment Net Revenue	Three Months Ended April 30, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
eBusiness and Fulfillment	$4,989	5%	$5,887	6%	$(898)	(15)%
Managed Application Services	1	1%	(1)	(1)%	2	200%
Portals	8	—	7	—	1	14%
Other	2,643	—	7,664	—	(5,021)	(66)%

Total	$7,641	7%	$13,557	13%	$(5,916)	(44)%

General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. General and administrative expenses decreased by 44% during the three months ended April 30, 2004, as compared to the same period in the prior fiscal year. This decrease was primarily attributable to a reduction in headcount and related expenses at the Company’s corporate headquarters and its SalesLink subsidiary in connection with restructuring activities designed to reduce the overall cost structure of the Company. General and administrative costs related to the Company’s IT infrastructure, insurance programs, and real estate commitments were also significantly lower in the three months ended April 30, 2004 as compared to the same period of the prior fiscal year as a result of prior restructuring activities and a continued focus on cost reductions.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance and costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, and administration costs related to the Company’s venture capital entities. General and administrative expenses within the other category decreased compared to the same period in the prior fiscal year, primarily as a result of restructuring initiatives at the Company’s corporate headquarters that were designed to reduce the overall cost structure of the Company. These restructuring initiatives primarily included headcount reductions, a substantial downsizing of the Company’s IT infrastructure and the write-off of unutilized office space and equipment that resulted from the overall downsizing of the Company’s corporate infrastructure. Additionally, during the third quarter of fiscal year 2004, the Company incurred lower costs related to its insurance programs, principally directors and officers insurance, as compared to the same period of the prior fiscal year.

Amortization of Stock-Based Compensation:

	Three Months Ended April 30, 2004	As a % of Segment Net Revenue	Three Months Ended April 30, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
Other	$72	—	$55	—	$17	31%

Total	$72	—	$55	—	$17	31%

The increase in amortization of stock-based compensation during the three months ended April 30, 2004 as compared to the same period in the prior fiscal year, primarily related to the amortization of deferred compensation associated with a grant of an aggregate of 535,000 shares of restricted CMGI common stock to certain executives and employees of the Company during the first quarter of fiscal 2004. The restricted stock shares are subject to certain terms and conditions and vest over a three-year period.

Impairment of Long-Lived Assets:

	Three Months Ended April 30,2004	As a % of Segment Net Revenue	Three Months Ended April 30,2003	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Managed Application Services	$—	—	$285	211%	$(285)	(100)%
Portals	—	—	147	—	(147)	(100)%

Total	$—	—	$432	—	$(432)	(100)%

During the three months ended April 30, 2003, the Company recorded approximately $0.4 million of impairment charges related to the write-off of computer equipment and furniture and fixtures in connection with cessation of operations of MyWay and Navipath.

Restructuring, net:

	Three Months Ended April 30, 2004	As a % of Segment Net Revenue	Three Months Ended April 30, 2003	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$2,782	3%	$15,546	15%	$(12,764)	(82)%
Managed Application Services	(12)	(10)%	—	—	(12)	(100)%
Portals	213	—	296	—	(83)	(28)%
Other	(172)	—	4,096	—	(4,268)	(104)%

Total	$2,811	3%	$19,938	19%	$(17,127)	(86)%

During the three months ended April 30, 2004, the Company recorded net restructuring charges of approximately $2.8 million. The restructuring charge primarily reflects adjustments of $0.2 million at iCAST and $2.8 million at SalesLink to previously recorded estimates for facility lease obligations as the facilities are expected to be vacant for longer than originally estimated. These charges were partially offset by a $0.1 million reduction to a previously recorded restructuring estimate for a facility lease obligation, based on the actual terms of a sublease signed during the period. The Company may incur additional restructuring charges during fiscal 2004 related to lease obligations and further reductions in workforce.

Other Income/Expense:

Interest income increased by $0.1 million to $0.8 million for the three months ended April 30, 2004 from $0.7 million for the same period in the prior fiscal year. The increase in interest income is a result of a higher average cash balance during the third quarter of fiscal year 2004 as compared to the same period in the prior fiscal year. The increase in the average cash balance is primarily a result of the sale of approximately 3.2 million shares of Overture Services, Inc. common stock by the Company’s AltaVista subsidiary during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004.

Interest (expense) recovery, net totaled $(0.5) million for the three months ended April 30, 2004, as compared to an expense of $(0.4) million for the same period in the prior fiscal year. Interest expense for the three months ended April 30, 2004 and April 30, 2003 primarily relate to imputed interest expense on the Company’s stadium obligation, in connection with the Company’s amended stadium sponsorship agreement, as well as interest expense on a term loan of the Company’s SalesLink subsidiary.

Other gains (losses), net totaled $0.4 million for the three months ended April 30, 2004 as compared to $(11.6) million for the same period of the prior fiscal year. Other gains (losses), net for the three months ended April 30, 2004 primarily consisted of a $0.7 million gain on the sale of marketable securities and impairment charges of approximately $0.9 million for other-than-temporary declines in the carrying value of certain investments in affiliates, primarily made by CMGI@Ventures IV, LLC. During the three months ended April 30, 2003, other gains (losses), net consisted primarily consisted of an $11.9 million loss on impairment of certain investments in affiliates.

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity in income (losses) of affiliates. Equity in income (losses) of affiliates increased to approximately $0.2 million for the three months ended April 30, 2004, from $(1.0) million for the same period in fiscal year 2003, primarily as a result of improved operating performance at certain of the affiliate companies.

Minority interest of approximately $0.1 million and $0.1 million for the three months ended April 30, 2004 and 2003, respectively, is attributable to a joint venture in which SL Supply Chain holds a 50% interest.

Income Tax Expense (Benefit):

During the three months ended April 30, 2004, the Company recorded an income tax benefit of approximately $74.7 million as a result of a reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes on the Company’s balance sheet. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately when and if they occur, the Company’s policy is to provide for income taxes in its interim financial statements at an effective rate based upon its estimate of full year earnings and projected tax expense. Income tax expense (benefit) for the third quarter of fiscal year 2004 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax income (loss) primarily as a result of the reduction in the Company’s estimate of certain tax liabilities, and by valuation allowances recognized on deferred tax assets.

Results of Operations

Nine months ended April 30, 2004 compared to the nine months ended April 30, 2003

Net Revenue:

	Nine Months Ended April 30, 2004	As a % of Total Net Revenue	Nine Months Ended April 30, 2003	As a % of Total Net Revenue	$Change	% Change
	(in thousands)
eBusiness and Fulfillment	$300,453	100%	$338,334	100%	$(37,881)	(11)%
Enterprise Software and Services	—	—	227	—	(227)	(100)%
Managed Application Services	503	—	544	—	(41)	(8)%

Total	$300,956	100%	$339,105	100%	$(38,149)	(11)%

The decrease in revenue within the eBusiness and Fulfillment segment during the nine months ended April 30, 2004, as compared to the same period in the prior year, was primarily the result of decreased revenue contributions from SalesLink’s U.S. operations due to lower order volumes for supply chain management services. These volume reductions were largely attributable to reduced product shipments for a major U.S. customer as a result of changes in demand for their products distributed from SalesLink’s U.S. operations. In addition, the prior period included revenue related to certain customer programs in the U.S. that were discontinued during the nine months ended April 30, 2003 and have not been replaced. The decrease in revenue from the prior period was partially offset by the introduction of a new product offering by a major OEM customer in December 2003 and stronger overall demand for their products in Europe during the nine months ended April 30, 2004. Sales to one customer comprised approximately 72% and 76% of eBusiness and Fulfillment segment revenue for the nine months ended April 30, 2004 and April 30, 2003, respectively. The Company continues to see volatility in the global electronics markets and as such maintains a conservative view on order volumes and revenues. Visibility remains relatively low, and our clients’ performance varies from quarter-to-quarter based on market acceptance of product introductions and overall demand for their products.

Cost of Revenue:

	Nine Months Ended April 30, 2004	As a % of Segment Net Revenue	Nine Months Ended April 30, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
eBusiness and Fulfillment	$281,901	94%	$313,479	93%	$(31,578)	(10)%
Enterprise Software and Services	—	—	15	7%	(15)	(100)%

Total	$281,901	94%	$313,494	92%	$(31,593)	(10)%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. The Company’s cost of revenue decreased as a result of lower revenues in the nine months ended April 30, 2004 as compared to the same period in the prior fiscal year. Cost of revenue as a percentage of net revenue was approximately 94% and 92% for the nine months ended April 30, 2004 and April 30, 2003, respectively. The Company’s gross margin percentages within the eBusiness and Fulfillment segment were approximately 6% and 7% for the nine months ended April 30, 2004 and 2003, respectively. The decrease in the Company’s gross margins as a percentage of revenue was primarily attributable to three factors: (1) a mix shift in product distributed in Europe for a large customer, (2) reduced product shipments in the U.S. for a software customer, and (3) pricing reductions provided on a major customer program. The Company remains focused on margin improvement through cost reductions and asset and employee productivity gains, in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, move work to lower-cost venues, establish facilities closer to our customers to gain efficiencies and add other service offerings at higher margins. The Company anticipates that the acquisition of Modus will have a favorable impact on the Company’s gross margins within the next fiscal year.

Selling Expenses:

	Nine Months Ended April 30, 2004	As a % of Segment Net Revenue	Nine Months Ended April 30, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
eBusiness and Fulfillment	$3,548	1%	$2,916	1%	$632	22%
Enterprise Software and Services	—	—	464	204%	(464)	(100)%
Other	24	—	1,966	—	(1,942)	(99)%

Total	$3,572	1%	$5,346	2%	$(1,774)	(33)%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, marketing expenses, and travel costs. Selling expenses decreased during the nine months ended April 30, 2004, as compared to the same period in the prior fiscal year, by approximately 33%. The decrease was primarily related to cost savings associated with the Company’s amended stadium sponsorship agreement that was completed in August 2002. This decrease was partially offset by an increase in selling within the eBusiness and Fulfillment segment primarily related to additional sales employees hired in Europe.

General and Administrative Expenses:

	Nine Months Ended April 30, 2004	As a % of Segment Net Revenue	Nine Months Ended April 30, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
eBusiness and Fulfillment	$14,356	5%	$19,378	6%	$(5,022)	(26)%
Enterprise Software and Services	—	—	714	315%	(714)	(100)%
Managed Application Services	5	1%	(16)	(3)%	21	131%
Portals	27	—	(956)	—	983	103%
Other	13,675	—	29,807	—	(16,132)	(54)%

Total	$28,063	9%	$48,927	14%	$(20,864)	(43)%

General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. General and administrative expenses decreased by 43% during the nine months ended April 30, 2004, as compared to the same period in the prior fiscal year. This decrease was primarily attributable to a reduction in headcount and related expenses at the Company’s corporate headquarters and its SalesLink subsidiary in connection with restructuring activities designed to reduce the overall cost structure of the Company in response to decreased demand for SalesLink’s supply chain management services in the United States. General and administrative costs related to the Company’s IT infrastructure, insurance programs, and real estate commitments were also significantly lower in the nine months ended April 30, 2004 as compared to the same period of the prior fiscal year as a result of prior restructuring activities and a continued focus on cost reductions.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance and costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, and administrative costs related to the Company’s venture capital entities. General and administrative expenses within the Other category, decreased compared to the same period in the prior fiscal year, primarily as a result of restructuring initiatives at the Company’s corporate headquarters that were designed to reduce the overall cost structure of the Company. These restructuring initiatives primarily included headcount reductions, a substantial downsizing of the Company’s IT infrastructure and the write-off of unutilized office space and equipment that resulted from the overall downsizing of the Company’s corporate infrastructure. Additionally, during the nine months ended April 30, 2004, the Company incurred lower costs related to its insurance programs, principally directors and officers insurance, as compared to the same period of the prior fiscal year.

Amortization of Stock-Based Compensation:

	Nine Months Ended April 30, 2004	As a % of Segment Net Revenue	Nine Months Ended April 30, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
Other	$262	—	$164	—	$98	60%

Total	$262	—	$164	—	$98	60%

The increase in amortization of stock-based compensation during the nine months ended April 30, 2004, as compared to the same period in the prior fiscal year primarily related to the amortization of deferred compensation associated with a grant of an aggregate of 535,000 shares of restricted CMGI common stock to certain executives and employees of the Company during the first quarter of fiscal 2004. The restricted stock shares are subject to certain terms and conditions and vest over a three-year period.

Impairment of Long-Lived Assets:

	Nine Months Ended April 30, 2004	As a % of Segment Net Revenue	Nine Months Ended April 30, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
Managed Application Services	$—	—	$309	57%	$(309)	(100)%
Portals	—	—	147	—	(147)	(100)%

Total	$—	—	$456	—	$(456)	(100)%

During the nine months ended April 30, 2003, the Company recorded approximately $0.5 million of impairment charges related to the write-off of computer equipment and furniture and fixtures in connection with the cessation of operations of MyWay and Navipath.

Restructuring, net:

	Nine Months Ended April 30, 2004	As a % of Segment Net Revenue	Nine Months Ended April 30, 2003	As a % of Segment Net Revenue	$Change	% Change
	(in thousands)
eBusiness and Fulfillment	$2,847	1%	$15,546	5%	$(12,699)	(82)%
Managed Application Services	(11)	(2)%	—	—	(11)	(100)%
Portals	1,780	—	390	—	1,390	356%
Other	950	—	13,208	—	(12,258)	(93)%

Total	$5,566	2%	$29,144	9%	$(23,578)	(81)%

During the nine months ended April 30, 2004, the Company recorded net restructuring charges of approximately $5.6 million. The restructuring charge primarily reflects adjustments of $1.8 million at iCAST and $2.8 million at SalesLink to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions relating to the estimated length of time to sublease vacant space. These charges were partially offset by a $1.0 million reduction to a previously recorded restructuring estimate for a facility lease obligation, which the Company settled for an amount less than originally estimated. During the nine months ended April 30, 2004, the Company also recorded a $0.6 million charge related to a hosting services contract that the Company is no longer utilizing, as it represented excess capacity. The reduction in hosting services required to support the business is primarily the result of the divestiture of several subsidiaries in fiscal 2003. During the nine months ended April 30, 2004, the Company also recorded a charge of $0.3 million related to a workforce reduction of 17 employees, a charge of $0.5 million to write-off certain software and hardware related assets no longer being utilized by the Company, and a $0.4 million charge related to equipment and facility lease obligations under which the Company expects to realize no future economic benefit. The Company may incur additional restructuring charges during fiscal 2004 related to lease obligations and further reductions in workforce.

Other Income/Expense:

Interest income increased by approximately $0.1 million to $2.8 million for the nine months ended April 30, 2004 from $2.7 million for the same period in the prior fiscal year. The increase in interest income is a result of a higher average cash balance during the first nine months of fiscal year 2004 as compared to the same period in the prior fiscal year. The increase in the average cash balance is primarily a result of proceeds from the sale of approximately 3.2 million shares of Overture Services, Inc. common stock by the Company’s AltaVista subsidiary during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004.

Interest (expense) recovery, net totaled $(1.2) million for the nine months ended April 30, 2004, as compared to a net recovery of $0.7 million for the same period in the prior fiscal year. Interest expense for the nine months ended April 30, 2004 primarily relates to imputed interest expense on the Company’s stadium obligation, in connection with the Company’s amended stadium sponsorship agreement, as well as interest expense on a term loan of the Company’s SalesLink subsidiary. For the nine months ended April 30,

2003, the interest recovery primarily consisted of a fair market value adjustment of approximately $6.3 million related to the Company’s PCCW stock holdings, interest expense related to the Company’s stadium obligation of $(0.7) million, interest expense related to the obligation to the former holders of the Series C Preferred Stock of $(4.3) million, and $(0.6) million of interest expense on a term loan of the Company’s SalesLink subsidiary.

In connection with the repurchase of the outstanding shares of its Series C Preferred Stock in November 2001, the Company incurred an obligation to deliver approximately 448.3 million shares of its PCCW stock holdings to the former holders of the Series C Preferred Stock no later than December 2, 2002. On December 2, 2002, the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW to the former holders of the Series C Preferred Stock. Prior to the satisfaction of the obligation to deliver the shares, the Company had accounted for the 448.3 million shares of PCCW stock as a trading security and the liability related to the obligation to deliver the PCCW stock as a current note payable, both of which were carried at market value. Changes in the fair value of the PCCW stock and the note payable have been recorded in the condensed consolidated statements of operations as Other gains (losses), net and as adjustments to interest (expense) recovery, net, respectively. The fair market value adjustment of the note payable through April 30, 2003 resulted in a $6.3 million decrease to interest expense, offset by a loss of $6.3 million on the fair value adjustment of the trading security, which was included in Other gains (losses), net in the Company’s condensed consolidated statement of operations.

Other gains (losses), net totaled $43.5 million for the nine months ended April 30, 2004 as compared to $(45.7) million for the same period of the prior fiscal year. Other gains (losses), net for the nine months ended April 30, 2004 primarily consisted of a $40.5 million gain by the Company’s AltaVista subsidiary on the sale of approximately 3.2 million shares of Overture Services, Inc. common stock, a gain of approximately $2.1 million by the Company on its sale of approximately 1.0 million shares of Loudeye Corp. common stock, a gain of approximately $0.8 million by the Company on its sale of approximately 0.2 million shares of Primus Knowledge Solutions common stock, a gain of approximately $1.1 million by the Company on its sale of approximately 0.2 million shares of NaviSite, Inc. common stock, and $(1.6) million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates.

During the nine months ended April 30, 2003, other gains (losses), net primarily consisted of a pre-tax loss of approximately $(26.0) million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates, an impairment charge of approximately $(14.1) million in connection with the divestiture of the Company’s investment in Signatures SNI, Inc. (“Signatures”), a loss of approximately $(6.3) million related to impairment charges for other-than-temporary declines in the carrying value of marketable securities, a loss of approximately $(3.5) million on the Company’s sale of its majority-owned subsidiary Equilibrium, offset by a gain of approximately $7.4 million related to the acquisition of Vicinity by Microsoft.

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity in income (losses) of affiliates. Equity in income (losses) of affiliates increased to approximately zero for the nine months ended April 30, 2004, from a loss of approximately $1.9 million for the same period in fiscal year 2003, primarily as a result of improved operating performance at certain of the affiliate companies.

Minority interest of approximately $(2.1) million for the nine months ended April 30, 2004 was recorded in connection with a $40.5 million realized gain by AltaVista on its sale of approximately 3.2 million shares of Overture Services, Inc. common stock during the period, as well as minority interest attributable to a joint venture in which SL Supply Chain holds a 50% interest.

Income Tax Expense (Benefit):

During the nine months ended April 30, 2004, the Company recorded an income tax benefit of approximately $70.2 million as a result of a reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes on the Company’s balance sheet. Exclusive of taxes provided for significant, unusual or extraordinary items that will be reported separately when and if they occur, the Company’s policy is to provide for income taxes in its interim financial statements at an effective rate based upon its estimate of full year earnings and projected tax expense. Income tax expense (benefit) for the nine months ended April 30, 2004 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax income (loss) primarily as a result of the reduction in the Company’s estimate of certain tax liabilities, and by valuation allowances recognized on deferred tax assets.

Discontinued Operations:

During the three and nine months ended April 30, 2004, the Company recorded income/(loss) from discontinued operations of $0.1 million and $(1.0) million, respectively. The losses during the nine month period were primarily attributable to residual costs associated with the discontinued operations of AltaVista, Yesmail and uBid subsequent to divestiture. The Company does not expect any future residual costs related to discontinued operations to be significant.

Liquidity and Capital Resources:

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of investments in subsidiary and affiliate entities and borrowings from lending institutions. As of April 30, 2004, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $259.7 million and available-for-sale securities of $0.5 million. Additionally, the Company’s SalesLink subsidiary has a revolving bank credit facility of $23.0 million and an outstanding $5.2 million term loan. Advances under the credit facility may be in the form of loans or letters of credit. At April 30, 2004, $11.0 million was outstanding on the revolving bank credit facility and approximately $7.2 million had been reserved against the revolving credit facility in support of outstanding letters of credit. The remaining available borrowings at April 30, 2004 were $4.8 million. The Company’s working capital at April 30, 2004 was approximately $270.8 million. The Company is currently engaged in negotiations to renew both the revolving credit facility and term loan, which mature on June 30, 2004. As of April 30, 2004, SalesLink is in compliance with all of the financial covenants of its borrowing agreements, which include both liquidity and profitability measures. SalesLink has also agreed to restrictions that limit the ability of SalesLink to merge, acquire or sell assets without prior approval from the bank.

Net cash used for operating activities of continuing operations was $21.9 million for the nine months ended April 30, 2004 compared to $32.0 million for the nine months ended April 30, 2003. Cash used for operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in working capital. During the nine months ended April 30, 2004, non-cash items primarily included a reduction in accrued income taxes of $71.0 million, depreciation, amortization and impairment charges of $5.6 million and non-operating gains, net, of $43.5 million. The non-operating gains primarily included a $40.5 million gain on the sale by AltaVista of approximately 3.2 million shares of Overture Services, Inc. common stock, and a $2.1 million gain on the sale of approximately 1.0 million shares of Loudeye Corp. common stock. The inventory increase of $12.8 million during the nine months ended April 30, 2004 was primarily attributable to inventory purchased in SalesLink’s Tilburg, Netherlands operations during the second quarter ended January 31, 2004 to support expected demand for certain products of a major OEM customer over the second half of fiscal year 2004. During the nine months ended April 30, 2003, non-cash items primarily included depreciation, amortization and impairment charges of $8.4 million and non-operating losses, net of $36.5 million.

The Company believes that further reductions in the net cash used for operating activities of continuing operations is dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. On March 24, 2004, CMGI announced the execution of a definitive merger agreement to acquire Modus Media, Inc. Pursuant to the merger agreement, CMGI will acquire all of the stock of Modus for approximately $157.5 million in CMGI common stock. In addition, the Company will be required to make a cash payment of approximately $101.0 million to retire certain indebtedness of Modus, which will reduce CMGI’s available cash balances. The transaction is expected to close in the third calendar quarter of 2004.

Investing activities of continuing operations provided cash of $74.7 million for the nine months ended April 30, 2004, compared to cash provided by investing activities of $85.5 million for the nine months ended April 30, 2003. The $74.7 million of cash provided from investing activities of continuing operations during the nine months ended April 30, 2004 primarily included $75.4 million in cash proceeds from AltaVista’s sale of approximately 3.2 million shares of Overture Services, Inc. common stock, $2.3 million of cash proceeds from the Company’s sale of approximately 1.0 million shares of Loudeye Corp. common stock, $1.0 million in cash proceeds from the sale of approximately 0.2 million shares of Primus Knowledge Solutions common stock, and $1.1 million in cash proceeds from the sale of approximately 0.2 million shares of NaviSite, Inc. common stock, partially offset by $4.8 million in capital expenditures. The $85.5 million of cash provided by investing activities of continuing operations during the nine months ended April 30, 2003 primarily included $15.4 million in cash proceeds related to the acquisition of Vicinity by Microsoft, $8.0 million in cash proceeds from the Company’s sale of its investment in Signature SNI, Inc, $54.0 million of cash proceeds received from AltaVista’s sale of its assets and business operations, $7.1 million of cash proceeds from the Company’s sale of its equity interests in Tallan, and $5.0 million of cash proceeds from the Company’s sale of its equity interests in Yesmail, partially offset by $3.8 million in capital expenditures.

Financing activities of continuing operations provided cash of $11.1 million and $0.3 million for the nine months ended April 30, 2004 and 2003, respectively. The $11.1 million of cash provided by financing activities of continuing operations during the nine months ended April 30, 2004 included $1.2 million of proceeds from the issuance of common stock, and $13.0 million of borrowings under SalesLink’s revolving line of credit in order to support expected demand for certain products of a major OEM customer over the second half of fiscal year 2004, partially offset by $3.1 million of repayments of borrowings under SalesLink’s bank line of credit ($2.0 million) and term loan facility ($1.1 million). The $0.3 million of cash provided by financing activities of continuing operations during the nine months ended April 30, 2003 included $0.7 million of proceeds from the issuance of common stock, partially offset by $0.4 million of repayments of borrowings under SalesLink’s term loan.

Cash used for discontinued operations totaled $1.1 million and $41.9 million for the nine months ended April 30, 2004 and 2003, respectively. The Company does not expect any significant future cash usage related to discontinued operations.

The Company believes that it has sufficient working capital and liquidity to support and leverage its global supply chain management and fulfillment services business, as well as continue to make strategic investments through its venture capital affiliates.

Contractual Obligations

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through June 2015. In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium for a period of fifteen years. In August 2002, the Company finalized an agreement with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and remains obligated for a series of annual payments of $1.6 million per year through 2015. The Company’s SalesLink subsidiary has a revolving line of credit and a term loan with a bank. As of April 30, 2004, approximately $5.2 million was outstanding on the term loan, $11.0 million was outstanding under the revolving credit facility, and approximately $7.2 million had been reserved against the revolving credit facility in support of outstanding letters of credit. The Company is currently engaged in negotiations to renew both the revolving credit facility and term loan, which mature on June 30, 2004. Future minimum payments, including previously recorded restructuring obligations, as of April 30, 2004 are as follows:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
	(in thousands)
Operating leases	$46,544	$9,637	$13,027	$11,338	$12,542
Stadium obligations	18,400	1,600	3,200	3,200	10,400
Long-term debt	6,912	5,088	493	246	1,085
Revolving line of credit	11,000	11,000	—	—	—

Total	$82,856	$27,325	$16,720	$14,784	$24,027

Total future minimum lease payments have been reduced by future minimum sub-lease rentals of approximately $1.0 million.

Total rent and equipment lease expense charged to continuing operations was approximately $6.7 and $2.1 million for the nine months ended April 30, 2004 and 2003, respectively.

From time to time the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. As of April 30, 2004, the Company had outstanding guarantees of subsidiary indebtedness totaling approximately $5.2 million.

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

On August 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Management predominantly uses third party valuation reports to assist in its determination of the fair value of reporting units subject to impairment testing. If these assumptions differ materially from future results, the Company may record impairment charges in the future. Additionally, the Company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. At April 30, 2004 the Company’s carrying value of goodwill totaled $22.1 million.

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

The Company also maintains interests in several privately held companies primarily through its various venture capital affiliates. These venture affiliates (“CMGI @Ventures”) invest in early-stage technology companies. These equity investments are generally made in connection with a round of financing with other third-party investors. At April 30, 2004, the Company had approximately $17.7 million of equity investments in privately held companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in income (losses) of affiliates” in the Company’s Condensed Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes, and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $0.9 million and $11.9 million for the three-months ended April 30, 2004 and 2003 and $1.6 million and $26.0 million for the nine months ended April 30, 2004 and 2003, respectively. These impairment losses are reflected in “Other gains (losses), net” in the Company’s Condensed Consolidated Statements of Operations.

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

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At April 30, 2004 and 2003, respectively, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. The resolution of these estimated liabilities could differ materially from recorded amounts. During the nine months ended April 30, 2004, the Company recorded an income tax benefit of approximately $70.2 million as a result of a reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes on the Company’s balance sheet.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”). FIN 46R further explains how to identify variable interest entities (“VIE”) and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interest and results of a VIE in its financial statements. The Company adopted FIN 46R as of April 30, 2004. The adoption of the provisions of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

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

CMGI may not realize all of the anticipated benefits of its planned acquisition of Modus Media.

On March 24, 2004, CMGI announced the execution of a definitive merger agreement to acquire Modus Media, Inc. Pursuant to the merger agreement, CMGI will acquire Modus for approximately $157.5 million of CMGI common stock and a cash payment of approximately $101.0 million that will be made concurrent with the closing of this transaction to retire certain indebtedness of Modus. The transaction is expected to close in the third calendar quarter of 2004 and is subject to the satisfaction of customary closing conditions. The exchange ratio for the proposed stock-for-stock merger is variable, based upon an aggregate purchase price of $157.5 million (subject to reduction if Modus’ net indebtedness exceeds a targeted amount) and the average closing price of CMGI common stock for the 20-day period ending immediately prior to the second closing stock price average utilized will not be less than $2.028 or greater than $2.478, and that in no event will the amount of shares issued by CMGI in the proposed acquisition exceed certain limitations imposed by Nasdaq.

The success of the planned acquisition will depend, in part, on the ability of CMGI to realize the anticipated synergies, cost savings and growth opportunities from integrating the businesses of Modus with the businesses of CMGI. CMGI’s success in realizing these benefits and the timing of this realization depend upon the successful integration of the technology, personnel and operations of Modus. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	coordinating sales and marketing functions;

•	preserving the distribution, marketing, promotion and other important internal operations and third-party relationships of Modus;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	coordinating geographically disparate organizations; and

•	retaining key customers.

There can be no assurance that the parties will satisfy all closing conditions to the transaction and consummate the merger, or that the integration of Modus with CMGI will result in the realization of the full benefits that the parties anticipate in a timely manner or at all.

CMGI may not be profitable in the future and risks depleting its working capital.

During the three and nine months ended April 30, 2004, CMGI had an operating loss of approximately $6.5 million and $18.4 million, respectively. CMGI anticipates that it will continue to incur significant operating expenses in the future, including significant costs of revenue and general and administrative expenses. CMGI also has significant commitments and contingencies, including real estate leases, continuing stadium sponsorship obligations, and guarantees entered into by CMGI on behalf of itself and current and former operating companies. As a result, CMGI can give no assurance that it will achieve profitability or be capable of sustaining profitable operations, including after the Modus acquisition. CMGI may also use significant amounts of cash to fund growth and expansion of its operations, including through acquisition. CMGI may also incur significant costs and expenses in connection with pending and future litigation. At April 30, 2004, CMGI had a consolidated cash, cash equivalents and marketable securities balance of approximately $260.2 million and fixed contractual obligations of $82.9 million. In addition, the merger agreement requires CMGI to pay off certain indebtedness of Modus at closing estimated to be approximately $101.0 million at June 1, 2004, which will reduce CMGI’s available cash reserves. If CMGI is unable to reach and sustain profitability, it risks depleting its working capital balances and its business will be materially adversely affected.

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

In addition, a limited number of customers account for substantially all of CMGI’s consolidated net revenue and the loss of any one or more of these customers would cause its revenue to decline below expectations. One customer, Hewlett-Packard, accounted for approximately 69% and 72% of CMGI’s consolidated net revenue for the three and nine months ended April 30, 2004, respectively. Nearly all of the revenues of SalesLink and SL Supply Chain are accounted for by sales to a limited number of customers, especially Hewlett-Packard and Microsoft, and sales of Microsoft products. Similarly, nearly all of the revenues of Modus are accounted for by sales to a limited number of customers. CMGI and Modus currently do not have any agreements which obligate any customer to buy a minimum amount of products or services from CMGI, Modus or any subsidiary, or designate CMGI, Modus or any subsidiary as its sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard or Microsoft, or any other key customer, would have a material adverse effect on CMGI. CMGI believes that it will continue to derive the vast majority of its operating revenue from sales to a small number of customers, including after the Modus acquisition. There can be no assurance that CMGI’s revenue from key customers will not decline in future periods.

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

CMGI has generally financed its operations and growth through the selective sale of investments or minority or majority interests in subsidiaries or affiliates to outside investors. Market and other conditions largely beyond CMGI’s control may affect its ability to engage in future sales of such securities, the timing of any such sales, and the amount of proceeds therefrom. Even if CMGI is able to sell any such securities in the future, CMGI may not be able to sell at favorable prices or on favorable terms. In addition, this funding source may not be sufficient in the future, and CMGI may need to obtain funding from outside sources. However, CMGI may not be able to obtain funding from outside sources. In addition, even if CMGI finds outside funding sources, CMGI may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of CMGI’s common stock. CMGI may also be required to take other actions, which may lessen the value of its common stock or dilute its common stockholders, including borrowing money on terms that are not favorable to CMGI or issuing additional shares of common stock. If CMGI experiences difficulties raising money in the future, its business will be materially adversely affected.

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

As a result of intense price competition in the technology products marketplace, the gross margins in our supply chain management business are low, and we expect them to continue to be low in the future, including after the Modus acquisition. In addition, we expect additional pressure following the planned acquisition of Modus with respect to overlapping customers that seek to reduce pricing to the lower of the pre-acquisition pricing of CMGI and Modus. Increased competition, industry consolidation and/or low demand for certain products may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue and operating costs on our financial results. A portion of our operating expenses is relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. As a result, we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins in the future. We may also be required to spend money to restructure our operations should future demand fall significantly in any one facility. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

Because we generally sell to our supply chain management customers on a purchase order basis, we are subject to uncertainties and variability in demand by our customers, which could decrease revenue and adversely affect our financial results.

We generally sell to our supply chain management customers on a purchase order basis rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, our sales are subject to demand variability by our supply chain management customers. The level and timing of orders placed by these customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Customers submitting a purchase order may cancel, reduce or delay their orders. If we are unable to anticipate and respond to the demands of our supply chain management customers, we may lose customers because we have an inadequate supply of products, or we may have excess inventory, either of which may harm our business, financial position and operating results. Similarly, Modus’ sales to its customers are generally on a purchase order basis.

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

CMGI’s supply chain management customers face significant uncertainties in forecasting the demand for their products, and limitations on the size of its facilities, number of personnel and availability of materials could make it difficult for CMGI to meet customers’ unforecasted demand for additional production. Any failure to meet customers’ specifications, capacity requirements or expectations, including after the Modus acquisition, could result in lost revenue, lower client satisfaction, negative perception in the marketplace and potential claims for damages.

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

CMGI’s operating companies intend to continue to expand their operations outside of the United States. A substantial portion of Modus’ business and operations are located internationally, including in China. This international expansion will require significant management attention and financial resources. The operations of CMGI’s supply chain management operating companies are subject to numerous and varied regulations worldwide, some of which may have an adverse effect on CMGI’s ability to develop its international operations in accordance with its business plan or on a timely basis. In addition, CMGI and its operating companies have limited experience in such international activities. Accordingly, CMGI and its operating companies will need to commit substantial time and development resources to customizing the products and services of its operating companies for selected international markets and to developing international sales and support channels, including after the Modus acquisition.

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

The Company currently conducts business in Taiwan, Singapore, Ireland, The Netherlands and certain other foreign locations, in addition to the Company’s North American operations. Sales outside the United States accounted for 55% and 41% of the Company’s total revenue for the nine months ended April 30, 2004 and 2003, respectively. Sales outside the United States accounted for 37%, 11% and 13% of the Company’s total revenue for fiscal 2003, 2002, and 2001, respectively. Sales outside the United States accounted for 68%, 66% and 60% of Modus’ total revenue for fiscal 2003, 2002 and 2001, respectively. There are certain risks inherent in conducting international operations, including:

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

In addition, following the Modus acquisition a substantial portion of CMGI’s business will be conducted in China, where it faces additional risks, including the following:

•	the challenge of navigating a complex set of licensing requirements and restrictions affecting the conduct of business in China by foreign companies;

•	difficulties and limitations on the repatriation of cash;

•	currency fluctuation and exchange rate risks;

•	protection of intellectual property, both for CMGI and its customers; and

•	difficulty retaining management personnel and skilled employees.

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

CMGI’s performance is substantially dependent on the performance of its executive officers and other key employees, as well as management of its operating companies. The familiarity of these individuals with technology-related industries makes them especially critical to CMGI’s success. In addition, CMGI’s success is dependent on its ability to attract, train, retain and motivate high quality personnel, especially for its operating companies’ management teams. Competition for such personnel is intense. The loss of the services of any of CMGI’s executive officers or key employees may harm its business. CMGI’s success also depends on its continuing ability to attract, train, retain and motivate other highly qualified technical and managerial personnel.

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

In addition, CMGI has stated that it believes the opportunity exists to grow our business in China and that we are actively exploring opportunities to establish China-based operations, including our planned acquisition of Modus. There can be no assurance that such efforts will be successful. Failure to establish a China presence in the near term could have a material adverse effect on our prospects and results of operations.

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

The market price of CMGI’s common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations, which have particularly impacted the market prices of equity securities of many companies providing technology-related products and services. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may adversely affect the market price of CMGI’s common stock. In addition, should the market price of CMGI’s common stock be below $1.00 per share for an extended period, it risks Nasdaq delisting, which would have an adverse effect on CMGI’s business and on the trading of CMGI common stock. In order to maintain compliance with Nasdaq listing standards, CMGI may consider several strategies, including without limitation a reverse stock split.

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

In connection with the planned acquisition of Modus, CMGI will issue approximately $157.5 million of shares of CMGI common stock, which may have a dilutive effect on CMGI’s stockholders. The exchange ratio for the proposed stock-for-stock merger is variable, based upon an aggregate purchase price of $157.5 million (subject to reduction if net indebtedness exceeds a targeted amount) and the average closing price of CMGI common stock for the 20-day period ending immediately prior to the second trading day preceding the date of closing, but is limited such that for purposes of this calculation the CMGI closing stock price average utilized will not be less than $2.028 or greater than $2.478, and that in no event will the amount of shares issued by CMGI in the proposed acquisition exceed certain limitations imposed by Nasdaq.

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

The intellectual property of our supply chain management customers may be damaged, misappropriated, stolen or lost while in our possession, subjecting us to litigation and other adverse consequences.

In the course of providing supply chain management services to its customers, CMGI and its operating companies have possession of or access to certain intellectual property of such customers, including databases, software masters, certificates of authenticity and similar valuable intellectual property. In the event such intellectual property is damaged, misappropriated, stolen or lost, CMGI could suffer:

•	claims under indemnification provisions in customer agreements or other liability for damages;

•	delayed or lost revenue due to adverse customer reaction;

•	negative publicity; and

•	litigation that could be costly and time consuming.

CMGI, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company’s available-for-sale securities at April 30, 2004 primarily consisted of investments in companies in the Internet and technology industries which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the equity component of the Company’s available-for-sale securities portfolio as of April 30, 2004, would result in an approximate $0.1 million decrease in the fair value of the Company’s available-for-sale securities.

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

The Company from time to time uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy, derivative positions are used to reduce risk by hedging underlying economic or market exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At April 30, 2004, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rate (EURIBOR) interest rate on its outstanding borrowing arrangements. The Company did not have any derivative financial instruments during the three and nine months ended April 30, 2004 and 2003, respectively.

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

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, on May 28, 2004, the Creditors Committee filed a complaint in the U.S. Bankruptcy Court against David Wetherell, George McMillan, Andrew Hajducky and Christopher Cuddy, in their individual capacities as former officers and/or directors of Engage. The Complaint asserts the following causes of action: (i) breaches of fiduciary duties, (ii) fraudulent misrepresentations, (iii) negligent misrepresentations, and (iv) unfair and deceptive trade practices. The Creditors Committee seeks unspecified monetary and other damages. The Company is obligated to indemnify each of Messrs. Wetherell, McMillan and Hajducky in connection with the foregoing action, subject to the terms of the Company’s certificate of incorporation and by-laws.

Item 2.	Changes in Securities and Use of Proceeds

On February 20, 2004, in connection with the settlement of a breach of contract claim, the Company issued an aggregate of 149,253 shares of Common Stock to a firm which previously provided financial advisory services to the Company and other of its former subsidiaries. The offer and sale of these securities was effected without registration in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved in the issuance and sale of these securities.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

(b) Reports on Form 8-K

Date Filed or Furnished	Item No.	Description

March 8, 2004 *	Item 12	On March 8, 2004, the Company furnished a copy of the Company’s earnings release for its fiscal second quarter ended January 31, 2004. Consolidated financial statements for such period were furnished with such report.

March 24, 2004	Items 5, 7	On March 24, 2004, the Company filed a Current Report on Form 8-K dated March 23, 2004 to report that it has signed a definitive agreement to acquire Modus Media, Inc. No financial statements were filed with such report.

*	This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMGI, Inc.

	By:	/s/ THOMAS OBERDORF
Date: June 10, 2004		Thomas Oberdorf Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description

2.1	Agreement and Plan of Merger, by and among the Registrant, Westwood Acquisition Corp. and Modus Media, Inc., dated as of March 23, 2004, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated March 23, 2004 (File No. 000-23017).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.