Form 10-K
period 2004-07-31
CMGI INC
filed 2004-10-14
CIK 914712

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended July 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File 000-23262

CMGI, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2921333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Winter Street Waltham, Massachusetts	02451
(Address of principal executive offices)	(zip code)

(781) 663-5001

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

Common Stock, $0.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The approximate aggregate market value of Registrant’s Common Stock held by non-affiliates of the Registrant on January 30, 2004, based upon the closing price of a share of the Registrant’s Common Stock on such date as reported by Nasdaq: $1,034,596,873

On October 5, 2004, the Registrant had outstanding 475,885,103 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JULY 31, 2004

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

PART I

ITEM 1.—BUSINESS

General

CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”), through its direct and indirect subsidiaries, provides industry-leading global supply chain management services and marketing distribution solutions that help businesses market, sell and distribute their products and services. In addition, through its venture capital affiliate, @Ventures, CMGI invests venture capital in a variety of technology ventures. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in Delaware in 1986. CMGI’s address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

CMGI’s business strategy over the years has led to the development, acquisition and operation of majority-owned subsidiaries focused on technology and supply chain management services, as well as the strategic investment in other companies that have demonstrated synergies with CMGI’s core businesses. The Company’s strategy also envisions and promotes opportunities for synergistic business relationships among its subsidiaries, investments and affiliates. The Company expects to continue to develop and refine its product and service offerings, and to continue to pursue the development or acquisition of, or the investment in, additional companies and technologies. A further description of the Company’s recent development is set forth in Notes 4, 8 and 23 of the Notes to Consolidated Financial Statements included in Item 8 below and is incorporated herein by reference.

Historically, CMGI’s supply chain management business has been operated by SalesLink Corporation and SL Supply Chain Services International Corp. On July 31, 2003, CMGI contributed the capital stock of SL Supply Chain Services International Corp. to SalesLink. As used herein, with respect to our supply chain management business, references to SalesLink refer to SalesLink Corporation and SL Supply Chain Services International Corp.

On August 2, 2004, CMGI completed its acquisition of Modus Media, Inc., a privately held provider of supply chain management solutions (“Modus”), which conducted business through its wholly owned subsidiary, Modus Media International, Inc. CMGI acquired Modus in order to expand the geographic presence of its supply chain management offerings, diversify its customer base, broaden its product and service offerings and bolster its management team. Modus Media International, Inc., which has been renamed ModusLink Corporation, and the supply chain management business of SalesLink, are being integrated and operated under the ModusLink name. SalesLink’s marketing distribution services business continues to operate as SalesLink Corporation.

Products and Services

Supply Chain Management Services

Through ModusLink, we provide extended supply chain management services and solutions to the technology industry on a global basis. The services and solutions are designed to optimize the supply chain, improving time to market, inventory management and distribution. Our clients include hardware manufacturers, software publishers, telecommunication carriers, broadband and wireless service providers and other companies that engage us to manage and perform the multiple business processes that occur from raw material procurement, through manufacturing, to order entry and final delivery to their distributors, retail channels and end customers. These services and solutions include supply base and inventory management, sourcing, demand planning, manufacturing, configuration and assembly processes, EDI solutions offering direct connections with customers’ IT systems, distribution and fulfillment, web-store design and e-commerce, order management, customer service, reverse logistics, repair and supply chain design and consulting. We are also a Microsoft Authorized Replicator, further enhancing our position as a valued supply chain services provider to leading technology hardware OEMs.

Additionally, we offer flexible integrated IT solutions to manage the flow and use of information throughout the supply chain. Our enterprise resource planning (ERP) solution is a fully integrated manufacturing, distribution, reverse logistics and financial management system. To provide a full service, end-to-end supply chain solution we have also invested in front-end web design, web hosting, customer service and real time order processing. We offer a secure and redundant network environment to ensure our clients’ data and information is secure and accurate. We work with clients to integrate data, tools and applications to create a technology solution that meets our clients’ business needs.

Our comprehensive solutions leverage a scalable technology platform, proven business process expertise and a global network of operations centers to manage all aspects of the supply chain. Our global operational footprint consists of an integrated network of 39 strategically located facilities in 13 countries, including sites in North America, Europe and China. Our facilities are regionally optimized and globally scalable, providing us with the flexibility to deliver solutions regionally close to the customer or in more cost effective regions such as China and Mexico.

Marketing Distribution Services

We provide marketing distribution services through our subsidiary, SalesLink. On behalf of its clients, SalesLink fulfills orders for promotional collateral and products by assembling and shipping the items requested. As part of its fulfillment programs, SalesLink also provides print on demand solutions, product and literature inventory control and warehousing, comprehensive reporting and analysis, shipments, billings, back orders and returns.

SalesLink incorporates its leading edge SLAdvantage™ and SLDocXtreme™ technology solutions into its marketing distribution services. SLAdvantage allows clients to create online catalogs, enabling customers or prospects to view, download, print, email, and order marketing, sales and promotional materials using any Web browser anywhere in the world. Clients can also provide electronic, password-protected subscriptions that notify and forward materials as new communications are received and posted, and customize password-protected user groups and vary user client views based on segmentation business rules. SLAdvantage also enables clients to monitor orders through an online order-tracking feature that links directly to major ground/air carrier Web sites, and also measure the impact of print requests by tracking the cost of requested materials against sales results. SalesLink’s SLDocXtreme offers clients a fast, cost-efficient, and high-quality alternative to offset printing that can customize and personalize fulfillment communications, thereby allowing clients to respond to changes in the marketplace, launch new products and services, target new audiences, and test new messages quickly and easily. In addition, to enhance the speed of communications delivery, clients can take advantage of SalesLink’s distributed production capabilities, producing custom marketing materials closer to the end recipient.

Sales and Marketing

Dedicated sales and marketing staffs identify and develop, on a global basis, specific market segments and opportunities to which they market and sell our supply chain management service offerings and marketing distribution service offerings. These sales and marketing staffs also identify vertical integration leads that will enhance our service offerings to new and existing markets and allow further diversification of our customer base.

Competition

The markets for the supply chain management and marketing distribution service offerings provided by our operating subsidiaries are very competitive. The Company expects the intensity of competition to continue to increase from both global and regional competitors. A failure to maintain and enhance the Company’s competitive position, including the expansion into geographical areas where the Company currently has no presence, will limit its ability to maintain and increase market share, which would result in serious harm to the Company’s business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. The Company competes in the supply chain management market on the basis of quality, performance, service levels, global capabilities, technology, operational efficiency and price.

Some of the Company’s competitors have substantially greater financial, infrastructure, personnel, and other resources than does the Company. Furthermore, some of the Company’s competitors have well established, large and experienced marketing and sales capabilities and greater name recognition, including well established relationships with the Company’s current and potential clients. As a result, the Company’s competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in client requirements. They may also develop and promote their services more effectively than the Company and may have more strategic geographical locations in low cost production areas of the world. Also, the Company may lose potential clients to competitors for various reasons, including the ability or willingness of its competitors to offer lower prices and other incentives or concessions that the Company cannot or will not match. There can be no assurance that the Company’s competitors will not develop products and services that are superior to those of the Company or that achieve greater market acceptance than the Company’s offerings.

Venture Capital

The Company maintains interests in several venture capital funds: CMG@Ventures I, LLC (“CMG@Ventures I”); CMG@Ventures II, LLC (“CMG@Ventures II”); CMG@Ventures III, LLC (“CMG@Ventures III”); CMG@Ventures Expansion, LLC (“CMG@Ventures Expansion”); CMGI@Ventures IV, LLC (“CMGI@Ventures IV”); and @Ventures V, LLC (“@Ventures V”). These venture funds invest in emerging, innovative and promising technology companies.

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

During fiscal year 2004, CMGI formed @Ventures V. CMGI owns 100% of the capital and is entitled to approximately 93% of the capital gains realized by @Ventures V. During fiscal year 2004, @Ventures V did not make any investments.

An aggregate of approximately $2.1 million was invested by CMGI’s venture capital affiliates during the fiscal year ended July 31, 2004. In addition, the Company received distributions of approximately $0.4 million from certain of its venture capital portfolio companies during fiscal 2004.

As of July 31, 2004, the Company, through its @Ventures entities, held investments in 23 portfolio companies. From time to time, the Company may make new and follow-on venture capital investments and will from time to time receive distributions from investee companies. As of July 31, 2004, the Company was not obligated to fund any new or follow-on investments.

Other

A limited number of clients account for substantially all of the Company’s consolidated net revenue. One client, Hewlett-Packard, accounted for approximately 71%, 74% and 12% of the Company’s consolidated net revenue for fiscal years 2004, 2003 and 2002, respectively. As a result of the Modus acquisition, the Company expects that in the future Hewlett-Packard will account for less of the Company’s consolidated net revenue on a percentage basis. In addition, for the year ended December 31, 2003, five end customers accounted for approximately 44% of Modus’ net revenues. During fiscal year 2004, five customers accounted for approximately 84% of the Company’s net revenues. The Company currently does not have any agreements that obligate any customer to buy a minimum amount of products or services from CMGI or any subsidiary, or to designate CMGI or any subsidiary as its sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard, or any other key customer, would have a material adverse effect on CMGI. CMGI believes that it will continue to derive the vast majority of its consolidated operating revenue from sales to a small number of customers. There can be no assurance that CMGI’s revenue from key customers will not decline in future periods. As of September 30, 2004, Hewlett-Packard owned approximately 5.1% of the Company’s issued and outstanding shares of Common Stock.

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

At July 31, 2004, the Company employed a total of 514 persons on a full-time basis. Immediately following the Company’s acquisition of Modus on August 2, 2004, the Company employed approximately 4,100 persons on a full-time basis. The Company’s subsidiaries in Mexico are parties to collective bargaining agreements covering approximately 55 employees. The Company’s subsidiaries in France and The Netherlands are parties to collective bargaining agreements covering approximately 390 employees pursuant to and in accordance with applicable law that provide representation for all employees of those subsidiaries. Approximately 250 of the employees of the Company’s Irish subsidiaries are members of labor unions. The Company considers its employee relations to be good.

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

For the last three fiscal years, the Company’s assets were primarily located in the United States. Approximately 58%, 39% and 5% of the Company’s consolidated revenue was generated outside the United States during fiscal years 2004, 2003 and 2002, respectively. During 2004, the Company experienced a shift in the location of the sources of a majority of its revenue from North America to countries outside of North America. We believe that with the acquisition of Modus, which has considerable operations in Europe and Asia, this trend will continue.

During fiscal years 2004 and 2003, respectively, the Company did not incur any research and development costs. In fiscal 2002, the Company expended approximately $4.7 million or 3% of net revenue on research and development.

Our contracts generally do not obligate our clients to purchase any minimum amount of our products or services. Consequently, sales are subject to demand variability by such customers and the Company is often required to purchase and maintain adequate levels of inventory in order to meet customer needs rapidly and on a timely basis. The Company is often required to finance the purchase of products or components that are necessary to fulfill customer orders. In most cases, the Company has no guaranteed price, quantity or delivery agreements with its suppliers. Because of the diversity of the Company’s products and services, as well as the wide geographic dispersion of its facilities, the Company uses numerous sources for the wide variety of raw materials needed for its operations. The Company has not been adversely affected by an inability to obtain raw materials.

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

ITEM 2.—PROPERTIES

At September 30, 2004, in its eBusiness and Fulfillment segment, the Company leased approximately 3.5 million square feet of office, storage, warehouse, production and assembly, sales and marketing, and operations space, including principal properties in the following locations:

Location	Approximate Sq. Ft.
California	270,000
Colorado	85,000
Florida	33,000
Illinois	80,000
Indiana	135,000
Massachusetts	170,000
Tennessee	465,000
North Carolina	140,000
Texas	165,000
Utah	470,000
China	415,000
France	135,000
Ireland (1)	110,000
Malaysia	73,000
Mexico	185,000
The Netherlands	242,000
Scotland	130,000
Singapore	70,000
Taiwan	100,000

Total Square Feet	3,473,000

(1)	Approximately 25,000 square feet is located in a building owned by the Company.

These leases generally expire at varying dates through fiscal year 2013 and include renewals at our option. Certain leases for facilities located in Ireland and Singapore have expiration dates ranging from 2019 through 2093. Leased facilities have increased worldwide subsequent to fiscal year 2004, primarily due to the acquisition of Modus Media, Inc., which occurred on August 2, 2004. In addition, certain facilities leased by the Company are subleased in whole or in part to subtenants and the Company is seeking to sublease additional office and warehouse space that is not currently being utilized by the Company. We believe that our existing facilities are suitable and adequate for our present purposes, and that new facilities will be available in the event we need additional or new space.

ITEM 3.—LEGAL PROCEEDINGS

On September 24, 2003, the Official Committee of Unsecured Creditors of Engage, Inc. (the “Creditors Committee”) filed a complaint against the Company in the U.S. Bankruptcy Court (Massachusetts, Western Division). The complaint was amended on November 6, 2003. In the amended complaint, the Creditors Committee asserted a number of causes of action, including the following: (i) re-characterization of debt as equity, (ii) equitable subordination, (iii) invalidation of a release, (iv) fraudulent transfer, (v) preferential transfers, (vi) illegal redemption of shares, (vii) turnover of property of estate, (viii) alter ego, (ix) breach of contract, (x) breach of covenant of good faith and fair dealing, (xi) promissory estoppel, (xii) unjust enrichment, (xiii) unfair and deceptive trade practices under Massachusetts General Laws §93A, and (xiv) declaration with respect to scope and extent of security interests. The Creditors Committee seeks monetary damages and other relief, including cancellation of a $2.0 million promissory note, return of $2.5 million in cash, certain other unspecified amounts and a finding that the Company is liable for Engage’s debt. The Company believes that these claims are without merit and intends to vigorously defend this matter.

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

On August 23, 2004, the U.S. Bankruptcy Court entered an order consolidating the foregoing two cases into a single proceeding.

The Company is also a party to other litigation, which it considers routine and incidental to its business. Management does not expect the results of any of such routine and incidental matters to have a material adverse effect on the Company’s business, results of operation or financial condition.

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of 2004.

PART II

ITEM 5.—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the Nasdaq National Market under the symbol “CMGI.” Other market information is set forth in Note 20 of the Notes to Consolidated Financial Statements included in Item 8 below and is incorporated herein by reference.

On October 6, 2004, there were approximately 6,060 holders of record of Common Stock of the Company.

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

The Company did not repurchase any shares of Common Stock during the fourth quarter of fiscal 2004.

On July 2, 2004, in connection with the settlement of a breach of contract claim, the Company issued an aggregate of 133,547 shares of Common Stock to an equipment lease financing company that previously provided services to a former subsidiary of the Company. The offer and sale of these securities was effected without registration in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved in the issuance and sale of these securities.

ITEM 6.—SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial information of the Company for the five years ended July 31, 2004. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere or incorporated by reference in this report. The following consolidated financial data includes the results of operations (from date of acquisition) of the fiscal 2002 acquisition of the assets and operations of iLogistix. The following consolidated financial data also includes the results of operations of certain subsidiary companies that have been sold or ceased operations. In fiscal 2001, the operations of iCast, 1stUp, and ExchangePath ceased and the Company sold a majority of its interest in Signatures SNI, Inc. (Signatures). In fiscal 2002, the operations of NaviPath and MyWay ceased and the Company sold its interest in Activate. In fiscal 2003, the operations of ProvisionSoft ceased, the Company’s former operating companies AltaVista and uBid each sold substantially all of their assets, and the Company divested its interest in NaviSite, Engage, Equilibrium, Yesmail, Tallán and its remaining minority interest in Signatures. For all periods presented, the results of operations of NaviSite, Engage, AltaVista, Yesmail, uBid, Tallán and ProvisionSoft have been accounted for within discontinued operations. A description of the Company’s recent discontinued operations and divestiture activities is set forth in Note 4 of the Notes to Consolidated Financial Statements. The historical results presented herein are not necessarily indicative of future results.

	Years Ended July 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$397,422	$436,987	$168,476	$280,840	$313,469
Cost of revenue	372,293	403,883	152,140	351,015	356,189
Research and development	—	—	4,732	25,347	48,477
In-process research and development	—	—	—	762	6,266
Selling	5,323	6,792	28,357	62,590	86,715
General and administrative	37,532	62,668	54,598	138,805	123,678
Amortization of intangible assets and stock-based compensation	333	218	4,941	182,704	171,683
Impairment of long-lived assets	—	456	2,482	170,659	20,873
Restructuring, net	5,604	55,348	(3,118)	109,207	—

Operating loss	(23,663)	(92,378)	(75,656)	(760,249)	(500,412)
Interest income (expense), net	1,837	3,717	36,416	(187)	(22,312)
Gains on issuance of stock by subsidiaries and affiliates	—	—	—	121,794	80,387
Other gains (losses), net	43,398	(41,317)	(67,983)	(322,033)	524,863
Other income (expense), net	(2,831)	(1,455)	(15,408)	(759)	(28,339)
Income tax benefit (expense)	69,532	(3,249)	7,096	(12,171)	(88,621)

Earnings (loss) from continuing operations before extraordinary item	88,273	(134,682)	(115,535)	(973,605)	(34,434)
Loss from discontinued operations, net of income taxes	(1,298)	(81,626)	(540,664)	(4,514,315)	(1,330,259)
Extraordinary gain on retirement of debt, net of income taxes	—	—	131,281	—	—

Net income (loss)	86,975	(216,308)	(524,918)	(5,487,920)	(1,364,693)
Preferred stock accretion and amortization of discount	—	—	(2,301)	(7,499)	(11,223)
Gain on repurchase of Series C convertible preferred stock	—	—	63,505	—	—

Net income (loss) available to common stockholders	$86,975	$(216,308)	$(463,714)	$(5,495,419)	$(1,375,916)

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations before extraordinary item	$0.22	$(0.34)	$(0.14)	$(2.97)	$(0.17)
Loss from discontinued operations, net of income taxes	—	(0.21)	(1.43)	(13.70)	(5.09)
Extraordinary gain on retirement of debt, net of income taxes	—	—	0.35	—	—

Net earnings (loss)	$0.22	$(0.55)	$(1.22)	$(16.67)	$(5.26)

Shares used in computing basic earnings (loss) per share	399,153	393,455	379,800	329,623	261,555

Shares used in computing diluted earnings (loss) per share	404,246	393,455	379,800	329,623	261,555

Consolidated Balance Sheet Data:
	As of July 31,
	2004	2003	2002	2001	2000
Working capital	$261,106	$217,135	$203,879	$580,824	$1,110,105
Total assets	433,766	455,341	910,267	2,054,375	8,557,107
Long-term obligations	18,768	26,016	122,697	319,043	654,417
Redeemable preferred stock	—	—	—	390,640	383,140
Stockholders’ equity	293,315	247,012	416,696	805,072	5,783,083

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

Overview

CMGI, through its direct and indirect subsidiaries, provides industry-leading global supply chain management services and marketing distribution solutions that help businesses market, sell and distribute their products and services. In addition, through its venture capital affiliates, @Ventures, CMGI invests venture capital in a variety of technology ventures.

CMGI’s business strategy over the years has led to the development, acquisition and operation of majority-owned subsidiaries focused on technology and supply chain management services, as well as the strategic investment in other companies that have demonstrated synergies with CMGI’s core businesses. The Company’s strategy also envisions and promotes opportunities for synergistic business relationships among its subsidiaries, investments and affiliates. The Company expects to continue to develop and refine its product and service offerings, and to continue to pursue the development or acquisition of, or the investment in, additional companies and technologies. A further description of the Company’s recent development is set forth in Notes 4, 8 and 23 of the Notes to Consolidated Financial Statements included in Item 8 below and is incorporated herein by reference.

Historically, CMGI’s supply chain management business has been operated by SalesLink Corporation and SL Supply Chain Services International Corp. On July 31, 2003, CMGI contributed the capital stock of SL Supply Chain Services International Corp. to SalesLink. As used herein, with respect to our supply chain management business, references to SalesLink refer to SalesLink Corporation and SL Supply Chain Services International Corp.

On August 2, 2004, CMGI completed its acquisition of Modus Media, Inc., a privately held provider of supply chain management solutions (“Modus”), which conducted business through its wholly owned subsidiary, Modus Media International, Inc. CMGI acquired Modus in order to expand the geographic presence of its supply chain management offerings, diversify its customer base, broaden its product and service offerings and bolster its management team. Modus Media International, Inc., which has been renamed ModusLink Corporation, and the supply chain management business of SalesLink, are being integrated and operated under the ModusLink name. Under the terms of the Company’s merger agreement with Modus, CMGI issued approximately 68.6 million shares of CMGI common stock and assumed or substituted options to purchase approximately 12.6 million shares of CMGI common stock in exchange for all outstanding equity of Modus, and made a net cash payment of approximately $66.2 million to retire Modus’ debt and pay certain deal related costs. By acquiring Modus, CMGI expects to create a supply chain management market leader with nearly $1 billion in annual revenue, 38 locations in 13 countries, including a significant China presence, and a widely diversified client base that includes leaders in technology, software and consumer electronics. SalesLink’s marketing distribution services business will continue to operate as SalesLink Corporation.

Historically the Company, through its SalesLink subsidiary, provided extended supply chain management services and solutions to the technology industry on a global basis, including supply base and inventory management, sourcing, manufacturing, configuration and assembly processes, EDI solutions offering direct connections with customers’ IT systems, distribution and fulfillment, e-commerce, order management, customer service and supply chain design and consulting. We also supplement traditional supply chain management with services at the front-end such as design and consulting, and at the back-end with after sales services such as returns management and repair.

In addition to its supply chain management services, the Company’s SalesLink subsidiary also provides marketing distribution services. On behalf of its clients, SalesLink fulfills orders for promotional collateral and products by assembling and shipping the items requested. As part of its fulfillment programs, SalesLink also provides print on demand solutions, product and literature inventory control and warehousing, comprehensive reporting and analysis, shipments, billings, back orders and returns.

Our clients include hardware manufacturers, software publishers, telecommunication carriers, broadband and wireless service providers, financial services institutions and other companies that engage us to manage and perform multiple services across their supply chains.

We have a limited number of key customers that account for a significant percentage of our revenue. For the fiscal year ended July 31, 2004, one customer accounted for approximately 71% of our consolidated net revenue. We currently do not have any agreements which obligate any customer to buy a minimum amount of products or services from CMGI or any subsidiary. Consequently, our sales are subject to demand variability by our supply chain management customers and marketing distribution services. The level and timing of orders placed by these customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key customers. Our supply chain management business is often required to purchase and maintain adequate levels of inventory in order to meet customer needs rapidly and on a timely basis.

The market for supply chain management and marketing distribution products and services is very competitive, and the intensity of the competition is expected to continue to increase. Increased competition may result in price reductions, reduced gross margins and loss of market share. As a result of these competitive pressures, the gross margins in our SalesLink business are low; however, we expect them to increase as a result of the Modus acquisition, as Modus has historically generated higher gross margins than that of SalesLink. Increased competition arising from industry consolidation and/or low demand for certain of our customers’ products and services may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue and operating costs on our financial results. A portion of our operating expenses is relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. We must continue to focus on margin improvement, through cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, move work to lower-cost venues, establish facilities closer to our customers to gain efficiencies, and add other service offerings at higher margins.

The Company currently conducts business in the United Kingdom, The Netherlands, Hungary, France, Singapore, Taiwan, China, Malaysia, Ireland and certain other foreign locations, in addition to the Company’s North American operations. We also have interests in joint ventures in Korea and Japan. Our supply chain management customers have, at times, requested that the Company add capacity or open a facility in locations near their sites.

Basis of Presentation

The Company reports one current operating segment, eBusiness and Fulfillment. The eBusiness and Fulfillment segment includes the results of operations of SalesLink. The Other category represents corporate expenses consisting primarily of directors and officers insurance costs, costs associated with maintaining certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance, as well as certain administrative costs related to the Company’s venture capital affiliates.

In addition to its one current operating segment, the Company continues to report an Enterprise Software and Services segment (that consists of the operations of Equilibrium, and CMGI Solutions), a Portals segment (that consists of the operations of MyWay and iCast) and a Managed Application Services segment (that consists of the operations of NaviPath, ExchangePath, and Activate), as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The historical results of these companies will continue to be reported in the Enterprise Software and Services, Portals and Managed Application Services segments, respectively, as well as any residual results from operations that exist through the cessation of operations of these entities, each of which has been divested or substantially wound down.

During fiscal year 2003, the Company’s divestiture of its interests in Engage, NaviSite, Yesmail and Tallán, the asset sales by uBid and AltaVista, and the cessation of operations by ProvisionSoft met the criteria for discontinued operations accounting. Accordingly, uBid, which was previously included in the eBusiness and Fulfillment segment, Tallán, Yesmail, AltaVista, ProvisionSoft and Engage, which were previously included in the Enterprise Software and Services segment and NaviSite, which was previously included in the Managed Application Services segment have been reported as discontinued operations in the consolidated financial statements for all periods presented.

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

Results of Operations

Fiscal 2004 compared to Fiscal 2003

NET REVENUE:

	2004	As a % of Total Net Revenue	2003	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$396,808	100%	$435,879	100%	$(39,071)	(9)%
Enterprise Software and Services	—	—	227	—	(227)	(100)%
Managed Application Services	614	—	881	—	(267)	(30)%

Total	$397,422	100%	$436,987	100%	$(39,565)	(9)%

The decrease in revenue within the eBusiness and Fulfillment segment during the fiscal year ended July 31, 2004, as compared to the prior year, was primarily attributable to lower order volumes and lower per unit selling prices for certain programs that support a major U.S. based original equipment manufacturer (OEM) customer. These volume reductions were largely attributable to reduced product shipments as a result of changes in demand for a major customer’s products distributed from SalesLink’s U.S. operations. In addition, the prior period included revenue related to certain customer programs that were discontinued during the prior year and have not been replaced. The decrease in revenue from the prior period was partially offset by the addition of new projects in supply chain management and marketing distribution services, and stronger overall demand for our customers’ products in Europe during fiscal 2004. Sales to one customer comprised approximately 71% and 74% of eBusiness and Fulfillment segment revenue for the fiscal year ended July 31, 2004 and 2003, respectively. As a result of the Company’s August 2, 2004 acquisition of Modus, the Company expects to create a supply chain management market leader with nearly $1 billion in annual revenue. However, the Company continues to see volatility in the global electronics markets and as such maintains a conservative view on order volumes and revenues. Visibility remains relatively low, and our clients’ performance varies from quarter-to-quarter based on market acceptance of their product introductions and overall demand for their products.

Cost of Revenue:

	2004	As a % of Segment Net Revenue	2003	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$372,293	94%	$403,868	93%	$(31,575)	(8)%
Enterprise Software and Services	—	—	15	7%	(15)	(100)%

Total	$372,293	94%	$403,883	92%	$(31,590)	(8)%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. The Company’s cost of revenue decreased in fiscal 2004 as compared to the prior fiscal year, primarily due to a $39.1 million, or 9%, decrease in revenue within the eBusiness and Fulfillment segment. Cost of revenue as a percentage of net revenue within the eBusiness and Fulfillment segment was 94% in fiscal 2004 as compared to 93% in fiscal 2003. Cost of revenue as a percent of revenue within the eBusiness and Fulfillment segment increased in fiscal 2004 primarily due to price reductions provided to a major customer during the year. The Company’s gross margin percentages within the eBusiness and Fulfillment segment were approximately 6% and 7% for the fiscal years ended July 31, 2004 and 2003, respectively. The decrease in the Company’s gross margins was primarily attributable to changes in the composition of products distributed for certain of our customers and overall lower average per unit selling prices than in the prior year. The Company remains focused on margin improvement through cost reductions and asset and employee productivity gains, in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, move work to lower-cost venues, establish facilities closer to our customers to gain efficiencies and add other service offerings at higher margins. The Company anticipates that the acquisition of Modus will have a favorable impact on the Company’s gross margins in fiscal 2005 as Modus has historically generated higher gross margins than that of SalesLink.

Selling Expenses:

	2004	As a % of Segment Net Revenue	2003	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$5,297	1%	$4,322	1%	$975	23%
Enterprise Software and Services	—	—	464	204%	(464)	(100)%
Other	26	—	2,006	—	(1,980)	(99)%

Total	$5,323	1%	$6,792	2%	$(1,469)	(22)%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, marketing expenses, and travel costs. Selling expenses decreased during the fiscal year ended July 31, 2004, as compared to the prior fiscal year largely due to cost savings in the Other segment of approximately $2.0 million, of which $1.4 million related to the Company’s amended stadium sponsorship agreement with the owners of the New England Patriots that was completed in August 2002. This decrease was partially offset by an increase in selling expenses within the eBusiness and Fulfillment segment primarily related to costs associated with the expansion of the sales force within the Company’s SalesLink subsidiary in fiscal 2004. The Company anticipates an increase in selling expenses in fiscal 2005 as a result of the acquisition of Modus.

General and Administrative Expenses:

	2004	As a % of Segment Net Revenue	2003	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$18,844	5%	$26,013	6%	$(7,169)	(28)%
Enterprise Software and Services	—	—	664	293%	(664)	(100)%
Managed Application Services	5	1%	(331)	(38)%	336	102%
Portals	27	—	(1,011)	—	1,038	103%
Other	18,656	—	37,333	—	(18,677)	(50)%

Total	$37,532	9%	$62,668	14%	$(25,136)	(40)%

General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. General and administrative expenses decreased by 40% during the fiscal year ended July 31, 2004, as compared to the prior fiscal year. This decrease was primarily attributable to a reduction in headcount and related expenses at the Company’s corporate headquarters and its SalesLink subsidiary in connection with restructuring activities designed to reduce the overall cost structure of the Company in response to decreased demand for SalesLink’s supply chain management services in the United States. General and administrative costs related to the Company’s IT infrastructure, insurance programs, and real estate commitments were also significantly lower in fiscal 2004 as compared to the prior year as a result of restructuring activities and a continued focus on cost reductions and productivity gains.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs associated with maintaining certain of the Company’s information technology systems and costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, and administrative costs related to the Company’s venture capital affiliates. General and administrative expenses within the Other category, decreased compared to the same period in the prior fiscal year, primarily as a result of restructuring initiatives at the Company’s corporate headquarters that were designed to reduce the overall cost structure of the Company. These restructuring initiatives primarily included headcount reductions, a substantial downsizing of the Company’s IT infrastructure and the write-off of unutilized office space and equipment that resulted from the overall downsizing of the Company’s corporate infrastructure. Additionally, during the fiscal year ended July 31, 2004, the Company incurred lower costs related to its insurance programs, principally directors and officers insurance, as compared to the prior fiscal year. These cost reductions were partially offset by severance related costs, costs associated with a potential acquisition that was not consummated, and integration costs associated with the Modus acquisition. The Company anticipates an increase in general and administrative expenses in fiscal 2005 as a result of the acquisition of Modus.

Amortization of Intangible Assets and Stock-Based Compensation:

	2004	As a % of Segment Net Revenue	2003	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Other	$333	—	$218	—	$115	53%

Total	$333	—	$218	—	$115	53%

The increase in amortization of stock-based compensation during the fiscal year ended July 31, 2004, as compared to the prior fiscal year primarily related to the amortization of deferred compensation associated with a grant of an aggregate of 535,000 shares of restricted CMGI common stock to certain executives and other employees of the Company during the first quarter of fiscal 2004. The restricted stock shares vest over a three-year period. The Company anticipates an increase in stock-based compensation charges in fiscal 2005, related to certain assumed Modus stock options in connection with the Modus acquisition, and restricted stock grants to certain executives and other employees subsequent to July 31, 2004. In addition, in fiscal 2005, we expect to record amortization charges related to certain amortizable intangible assets related to the Modus acquisition.

Restructuring, net:

	2004	As a % of Segment Net Revenue	2003	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$2,981	1%	$21,697	5%	$(18,716)	(86)%
Enterprise Software and Services	(23)	—	(70)	(31)%	47	67%
Managed Application Services	15	2%	1,556	177%	(1,541)	(99)%
Portals	1,780	—	881	—	899	102%
Other	851	—	31,284	—	(30,433)	(97)%

Total	$5,604	1%	$55,348	13%	$(49,744)	(90)%

The Company’s restructuring initiatives during fiscal 2004 and 2003 involved strategic decisions to exit certain businesses and to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contract terminations, severance charges and facility and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at our remaining subsidiaries to increase operational efficiencies, improve margins, and further reduce expenses. Severance charges included employee termination costs as a result of workforce reductions. The contract terminations primarily consisted of costs to exit facility and equipment leases, including leasehold improvements, and to terminate bandwidth and other vendor contracts. The Company also recorded charges related to operating leases with no future economic benefit to the Company as a result of the abandonment of unutilized facilities.

During the fiscal year ended July 31, 2004, the Company recorded net restructuring charges of approximately $5.6 million. The restructuring charges primarily reflect adjustments of approximately $1.8 million at iCast and $2.9 million at SalesLink to previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the estimated length of time required to sublease each vacant space and the expected rent recovery rates. These charges were partially offset by a $0.9 million reduction to a previously recorded restructuring estimate for a facility lease obligation that the Company settled for an amount less than originally estimated. During the fiscal year ended July 31, 2004, the Company also recorded a $0.6 million charge related to a hosting services contract that the Company is no longer utilizing, as it represented excess capacity. The reduction in hosting services required to support the business is primarily the result of the divestiture of several subsidiaries in fiscal 2003. During the fiscal year ended July 31, 2004, the Company also recorded a charge of $0.4 million related to a workforce reduction of 42 employees, a charge of $0.5 million to write-off certain software and hardware related assets no longer being utilized by the Company, and a $0.5 million charge related to equipment and facility lease obligations under which the Company expects to realize no future economic benefit. The Company may incur additional restructuring charges during fiscal 2005 related to lease obligations and further reductions in workforce related to the integration of the SalesLink and Modus supply chain management businesses.

During the fiscal year ended July 31, 2003, the Company recorded net restructuring charges of approximately $55.3 million. The charges primarily related to restructuring initiatives at SalesLink, which recorded charges of approximately $21.7 million during the period, and at the Company’s corporate headquarters, which recorded charges of approximately $31.3 million during the period. The restructuring charges at SalesLink included charges related to unoccupied facilities in California ($7.2 million), vacant partitioned space in SalesLink’s Memphis facility ($3.3 million), unutilized fixed assets in these facilities ($7.8 million), and a workforce reduction of 219 employees ($2.3 million). These restructuring charges were the result of the implementation of a restructuring plan designed to reduce overhead costs in response to reduced demand for U.S. based supply chain management services. The restructuring charges at the Company’s corporate headquarters primarily included the termination of its former facility lease obligation at its headquarters in

Andover, MA ($10.0 million), certain operating equipment lease obligations ($5.2 million) under which the Company expects to realize no future economic benefit, the restructuring of the Company’s hosting services arrangements ($0.9 million) in response to the divestiture of several subsidiaries and the reduction in hosting services required to support the ongoing business operations of the Company, and a workforce reduction of 54 employees ($1.6 million) as part of the Company’s continued focus on cost savings. The balance of the Company’s restructuring charges during the fiscal year ended July 31, 2003 related primarily to the recognition of the cumulative translation component of equity as a result of the shutdown of the Company’s European operations ($5.0 million), the write-off of certain unutilized software related and leasehold improvement assets ($6.6 million), and a charge related to facility lease obligations beyond the Company’s previous restructuring estimates ($3.2 million). These charges were partially offset by the settlement of certain facility lease obligations related to the Company’s European operations for amounts less than originally anticipated ($1.5 million). The Company also recognized restructuring charges of $2.7 million related to operating equipment and facility lease obligations at its NaviPath, iCast, and MyWay subsidiaries under which the Company expects to realize no future economic benefit.

Other Income/Expense:

Interest income increased by approximately $0.2 million to $3.6 million for the fiscal year ended July 31, 2004 from $3.4 million for the prior fiscal year. The increase in interest income is a result of a higher average cash balance during the current fiscal year as compared to the prior fiscal year. The increase in the average cash balance is primarily attributable to proceeds from the sale of approximately 3.2 million shares of Overture Services, Inc. common stock by the Company’s AltaVista subsidiary during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004.

Interest (expense) recovery, net totaled $(1.7) million for the fiscal year ended July 31, 2004, as compared to a net recovery of $0.3 million for the prior fiscal year. Interest expense for the fiscal year ended July 31, 2004 primarily relates to imputed interest expense on the Company’s stadium obligation, in connection with the Company’s amended stadium sponsorship agreement, as well as interest expense on a term loan of the Company’s SalesLink subsidiary. For the fiscal year ended July 31, 2003, the interest recovery primarily consisted of a fair market value adjustment of approximately $6.3 million related to the Company’s Pacific Century CyberWorks Limited. (PCCW) stock holdings, interest expense related to the Company’s stadium obligation of $0.9 million, interest expense related to the obligation to the former holders of the Series C Preferred Stock of $4.3 million, and $0.8 million of interest expense on a term loan of the Company’s SalesLink subsidiary.

In connection with the repurchase of the outstanding shares of its Series C Preferred Stock in November 2001, the Company incurred an obligation to deliver approximately 448.3 million shares of its PCCW stock holdings to the former holders of the Series C Preferred Stock no later than December 2, 2002. On December 2, 2002, the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW to the former holders of the Series C Preferred Stock. Prior to the satisfaction of the obligation to deliver the shares, the Company had accounted for the 448.3 million shares of PCCW stock as a trading security and the liability related to the obligation to deliver the PCCW stock as a current note payable, both of which were carried at market value. Changes in the fair value of the PCCW stock and the note payable have been recorded in the consolidated statements of operations as Other gains (losses), net and as adjustments to interest (expense) recovery, net, respectively. The fair market value adjustment of the note payable through July 31, 2003 resulted in a $6.3 million decrease to interest expense, offset by a loss of $6.3 million on the fair value adjustment of the trading security, which was included in Other gains (losses), net in the Company’s consolidated statement of operations.

Other gains (losses), net totaled $43.4 million for the fiscal year ended July 31, 2004 as compared to $(41.3) million for the prior fiscal year. Other gains (losses), net for the fiscal year ended July 31, 2004 primarily consisted of a $40.5 million gain by the Company’s AltaVista subsidiary on the sale of approximately 3.2 million shares of Overture Services, Inc. common stock, a gain of approximately $2.1 million by the Company on its sale of approximately 1.0 million shares of Loudeye Corp. common stock, a gain of approximately $0.8 million by the Company on its sale of approximately 0.2 million shares of Primus Knowledge Solutions common stock, a gain of approximately $1.1 million by the Company on its sale of approximately 0.2 million shares of NaviSite, Inc. common stock, and a loss of $(1.6) million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates. Other gains (losses), net during fiscal 2003 primarily consisted of a loss of approximately ($28.2) million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates, a $14.1 million impairment charge for an other than temporary decline in the carrying value of the Company’s investment in Signatures SNI, Inc., a loss of approximately ($6.3) million related to impairment charges for other-than-temporary declines in the carrying value of marketable securities, a loss of approximately ($3.5) million on the Company’s sale of Equilibrium, offset by a gain of approximately $7.4 million related to the acquisition of Vicinity by Microsoft and a pre-tax gain of approximately $6.3 million on the sale of Overture common stock by AltaVista.

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity in income (losses) of affiliates. Equity in income (losses) of affiliates decreased to a loss of approximately $0.8 for the fiscal year ended July 31, 2004, from a loss of approximately $1.8 million for the fiscal year ended July 31, 2003, primarily as a result of improved operating performance at certain of the investee companies.

Minority interest of approximately $(2.1) million for the fiscal year ended July 31, 2004 relates primarily to a minority stockholder interest in the $40.5 million realized gain by AltaVista on its sale of approximately 3.2 million shares of Overture Services, Inc. common stock during the period, as well as minority interest attributable to a consolidated joint venture in which SalesLink held a 50% interest as of July 31, 2004.

Income Tax Expense (Benefit):

During fiscal 2004, the Company recorded an income tax benefit of approximately $69.5 million, primarily as a result of a $76.4 million reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes on the Company’s balance sheet. The income tax benefit for the fiscal year ended July 31, 2004 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to income from continuing operations primarily as a result of a reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes on the Company’s balance sheet and valuation allowances recognized on deferred tax assets. The income tax benefit recorded during fiscal 2004 has been reduced by provisions for taxes in the U.S. and certain other tax jurisdictions.

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

The increase in net revenue within the eBusiness and Fulfillment segment was due to the net revenue of SL Supply Chain Services International Corp. (SL Supply Chain), through which the Company acquired substantially all of the worldwide assets and operations of Software Logistics Corporation d/b/a iLogistix (iLogistix) during the fourth quarter of fiscal year 2002. The increase in revenue resulting from the SL Supply Chain acquisition was partially offset by a decline in net revenue at SalesLink. Net revenue at SalesLink declined as compared to the same period in the prior year, primarily due to volume and price declines for supply chain management services. These declines are largely the result of the continued difficult economic climate for many of the major OEMs that comprise a large part of the revenue base for SalesLink, and the migration of supply chain management programs to the Company’s competitors in Asia, more specifically, China. Sales to one customer comprised approximately 74% of eBusiness and Fulfillment segment revenue in fiscal 2003.

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

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. Cost of revenue as a percentage of net revenue was 92% in fiscal 2003 as compared to 90% in fiscal 2002. Cost of revenue as a percent of revenue increased in fiscal 2003 primarily due to the cost of revenue of the SL Supply Chain business, within the eBusiness and Fulfillment segment, which the Company acquired during the fourth quarter of fiscal year 2002. The increase in cost of revenue from the SL Supply Chain acquisition was partially offset by reduced cost of revenue at SalesLink due to volume declines in supply chain management services, and decreased cost of revenue as a result of the Company’s restructuring efforts, which included the sale or cessation of operations of several companies, and actions taken to increase operational efficiencies, improve margins and further reduce expenses.

Cost of revenue as a percentage of net revenue within the eBusiness and Fulfillment segment increased as a result of the increase in cost of revenues from the SL Supply Chain acquisition, which generated lower gross margins than those realized in fiscal 2002 by the SalesLink business. The Company’s gross margin percentages within the eBusiness and Fulfillment segment were approximately 7% and 14% for the fiscal years ended July 31, 2003 and 2002, respectively. Also, during fiscal 2003, the Company settled a royalty dispute for an amount less than originally estimated, which partially offset the increase in cost of revenue within the eBusiness and Fulfillment segment by approximately $1.0 million. In addition, SalesLink also incurred increased costs in fiscal 2003 related to amortization associated with a new Enterprise Resource Planning (ERP) system.

The decrease in cost of revenue within the Managed Application Services segment was due to the cessation of operations of NaviPath and the sale of Activate in the first quarter of fiscal year 2002. The decrease in cost of revenue within the Portals segment was due to the cessation of operations of MyWay during fiscal year 2002.

Research and Development Expenses:

	2003	As a % of Segment Net Revenue	2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Enterprise Software and Services	$—	—	$2,531	196%	$(2,531)	(100)%
Managed Application Services	—	—	507	8%	(507)	(100)%
Portals	—	—	1,694	26%	(1,694)	(100)%

Total	$—	—	$4,732	3%	$(4,732)	(100)%

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

Selling expenses consist primarily of advertising and other general marketing related expenses, compensation and employee-related expenses, sales commissions, facilities costs, and travel costs. The decrease in selling expenses in fiscal 2003 as compared to fiscal 2002 was primarily due to a one-time charge of approximately $20.0 million recorded in fiscal 2002 in connection with the Company’s amended sponsorship arrangement with the owners of the New England Patriots. The overall decrease in selling expenses during fiscal 2003 was due in part to the cessation of operations at NaviPath and MyWay, the sale of Activate in fiscal 2002, and the sale of Equilibrium during the first quarter of fiscal 2003.

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

The decrease in selling expenses within the Other category was primarily due to a one-time charge of approximately $20.0 million recorded in fiscal 2002 as a result of the Company’s amended sponsorship arrangement with the owners of the New England Patriots. Under the terms of the amendment, the Company is obligated to make a series of payments of $1.6 million per year through July 2015. During fiscal 2003, approximately $1.4 million of one-time costs were included in selling expenses with respect to this arrangement. The remaining $0.6 million represents headcount and other costs associated with the Company’s corporate marketing programs.

General and Administrative Expenses:

	2003	As a % of Segment Net Revenue	2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$26,013	6%	$17,946	12%	$8,067	45%
Enterprise Software and Services	664	292%	3,792	294%	(3,128)	(82)%
Managed Application Services	(331)	(38)%	4,075	66%	(4,406)	(108)%
Portals	(1,011)	—	(1,935)	(30)%	924	48%
Other	37,333	—	30,720	—	6,613	22%

Total	$62,668	14%	$54,598	32%	$8,070	15%

The overall increase in general and administrative expenses was primarily attributable to the Company’s acquisition of the SL Supply Chain business during the fourth quarter of fiscal year 2002, and a charge of $5.6 million related to vacant office space at the Company’s former Andover, Massachusetts headquarters facility. General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, bad debt expense, depreciation expense and fees for professional services. The overall increase in general and administrative expenses during fiscal 2003 were partially offset by decreases attributable to the sale of Activate in fiscal 2002, the sale of Equilibrium during the first quarter of fiscal 2003, and the cessation of operations of NaviPath and MyWay in fiscal 2002.

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

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs related to the Company’s former Andover, Massachusetts corporate headquarters facility, and costs associated with maintaining certain of the Company’s information technology systems. General and administrative expenses also include certain corporate administrative functions such as legal, and finance, which are not fully allocated to the Company’s subsidiary companies, and administrative costs related to the Company’s venture capital affiliates. General and administrative expenses increased in fiscal 2003 primarily due to a charge of $5.6 million during fiscal 2003 related to vacant office space at the Company’s former Andover, Massachusetts headquarters facility.

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

The decrease in amortization of intangible assets and stock-based compensation within the eBusiness and Fulfillment and the Enterprise Software and Services segments during fiscal 2003, as compared to fiscal 2002, was primarily the result of the adoption of Statement of Financial Accounting Standard (SFAS) Nos. 141 and 142. In accordance with the provisions of these statements as of August 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to periodic impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. As a result of adoption of SFAS Nos. 141 and 142, during fiscal 2003 there was no amortization of intangible assets with indefinite lives. Amortization of intangible assets during the same period in the prior fiscal year related to goodwill amortization for Equilibrium, which was sold during the first quarter of fiscal 2003. Amortization of intangible assets within the eBusiness and Fulfillment segment in the prior fiscal year related to goodwill amortization for SalesLink. Amortization of intangible assets within the Other category in the prior fiscal year includes a $2.1 million benefit related to goodwill amortization in connection with the deconsolidation of the Company’s former subsidiary Blaxxun.

Impairment of Long-Lived Assets:

	2003	As a % of Segment Net Revenue	2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Managed Application Services	$309	35%	—	—	$309	100%
Portals	147	—	154	2%	(7)	(5)%
Other	—	—	2,328	—	(2,328)	(100)%

Total	$456	—	$2,482	1%	$(2,026)	(82)%

During fiscal 2003, the Company recorded approximately $0.5 million in impairment charges related to the write-off of computer equipment and furniture and fixtures. During fiscal 2002, the Company recorded impairment charges totaling approximately $2.3 million related to the write-off of capitalized software development costs, computer equipment, and furniture and fixtures at the Company’s former corporate headquarters in Andover, Massachusetts.

Restructuring, net:

	2003	As a % of Segment Net Revenue	2002	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment	$21,697	5%	$—	—	$21,697	100%
Enterprise Software and Services	(70)	(31)%	$(532)	(41)%	462	87%
Managed Application Services	1,556	177%	(16,668)	(271)%	18,224	109%
Portals	881	—	6,131	94%	(5,250)	(86)%
Other	31,284	—	7,951	—	23,333	293%

Total	$55,348	13%	$(3,118)	(2)%	$58,466	1,875%

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

During the fiscal year ended July 31, 2003, the Company recorded net restructuring charges of approximately $55.3 million. The charges primarily related to restructuring initiatives at SalesLink, which recorded charges of approximately $21.7 million during the period, and at the Company’s corporate headquarters, which recorded charges of approximately $31.3 million during the period. The restructuring charges at SalesLink included charges related to unoccupied facilities in California ($7.2 million), vacant partitioned space in SalesLink’s Memphis facility ($3.3 million), unutilized fixed assets in these facilities ($7.8 million), and a workforce reduction of 219 employees ($2.3 million). These restructuring charges were the result of the implementation of a restructuring plan designed to reduce overhead costs in response to reduced demand for U.S. based supply chain management services. The restructuring charges at the Company’s corporate headquarters primarily included the termination of its facility lease obligation at its headquarters in Andover, MA ($10.0 million), certain operating equipment lease obligations ($5.2 million) under which the Company expects to realize no future economic benefit, the restructuring of the Company’s hosting services arrangements ($0.9 million) in response to the divestiture of several subsidiaries and the reduction in hosting services required to support the ongoing business operations of the Company, and a workforce reduction of 54 employees ($1.6 million) as part of the Company’s continued focus on cost savings. The balance of the Company’s restructuring charges during the fiscal year ended July 31, 2003 related primarily to the recognition of the cumulative translation component of equity as a result of the shutdown of the Company’s European operations ($5.0 million), the write-off of certain software related and leasehold improvement assets ($6.6 million), and a charge related to facility lease obligations beyond the Company’s previous restructuring estimates ($3.2 million). These charges were partially offset by the settlement of certain facility lease obligations related to the Company’s European operations for amounts less than originally anticipated ($1.5 million). The Company also recognized restructuring charges of $2.7 million related to operating equipment and facility lease obligations at its NaviPath, iCast, and MyWay subsidiaries, under which the Company expects to realize no future economic benefit.

During the fiscal year ended July 31, 2002, the Company recorded a net restructuring benefit of approximately $3.1 million. The restructuring benefit primarily resulted from certain vendor and customer contractual obligations of NaviPath (primarily purchase commitments and service contracts) being settled for amounts less than originally estimated ($21.1 million). The restructuring benefit was partially offset by charges related to restructuring initiatives at the Company’s NaviPath, iCast and MyWay subsidiaries, as well as at the Company’s Andover, MA. corporate headquarters. The restructuring charges at NaviPath related to severance, legal, and other professional fees incurred in connection with the cessation of its operations ($4.1 million). The restructuring charge at iCast related to vacant space at iCast’s corporate headquarters in Woburn, MA. The restructuring charges at MyWay included the write-off of property and equipment, as well as the termination of customer and vendor contracts in connection with the cessation of its operations ($5.4 million). The restructuring charge at the Company’s headquarters consisted of severance costs related to the termination of approximately 70 employees ($0.9 million), as well as costs related to vacant space at certain of the Company’s facilities in San Francisco, CA ($2.3 million), and in Europe ($2.6 million), as well as unutilized fixed assets related to these facilities ($2.0 million) from which the Company expects to realize no future economic benefit.

Other Income/Expense:

Interest income decreased $11.0 million to $3.4 million in fiscal year 2003 from $14.4 million in fiscal year 2002, reflecting decreased interest income associated with lower average cash and cash equivalent balances and lower interest rates in fiscal 2003 as compared to fiscal 2002.

Interest (expense) recovery, net totaled $0.3 million in fiscal 2003, compared to interest recovery of $22.0 million in fiscal 2002. The net recovery during fiscal 2003 primarily consisted of a fair market value adjustment of approximately $6.3 million related to the Company’s PCCW stock holdings, offset by interest expense related to the Company’s stadium obligation of $0.9 million, interest expense related to the obligation to the former holders of the Series C Preferred Stock of $4.3 million and interest expense of $0.8 million related to a bank borrowing arrangement at the Company’s SalesLink subsidiary. The net interest recovery during fiscal 2002 primarily related to a fair market value adjustment of approximately $36.4 million related to the Company’s PCCW stock holdings, offset by interest expense related to the obligation to the former holders of the Series C Preferred Stock of $8.2 million, and interest expense of approximately $6.2 million related to the Company’s note payable to HP.

In connection with the repurchase of the outstanding shares of its Series C Preferred Stock in November 2001, the Company incurred an obligation to deliver approximately 448.3 million shares of its PCCW stock holdings to the Series C Preferred Stockholders no later than December 2, 2002. On December 2, 2002 the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW stock to the Series C Preferred Stockholders. Prior to the satisfaction of the obligation to the deliver the shares, the Company had accounted for the 448.3 million shares of PCCW stock as a trading security and the liability related to the obligation to deliver the PCCW stock as a current note payable, both of which were carried at market value. Changes in the fair value of the PCCW stock and the note payable have been recorded in the consolidated statements of operations as Other gains (losses), net and as adjustments to interest expense, respectively.

Other gains (losses), net totaled ($41.3) million during fiscal 2003 as compared to ($68.0) million for the same period in the prior fiscal year. Other gains (losses), net during fiscal 2003 primarily consisted of a loss of approximately ($28.2) million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates, a $14.1 million impairment charge for an other than temporary decline in the carrying value of the Company’s investment in Signatures SNI, Inc., a loss of approximately ($6.3) million related to impairment charges for other-than-temporary declines in the carrying value of marketable securities, a loss of approximately ($3.5) million on the Company’s sale of Equilibrium, offset by a gain of approximately $7.4 million related to the acquisition of Vicinity by Microsoft and a gain of approximately $6.3 million on the sale of Overture common stock by AltaVista. Other losses, net of ($68.0) million during fiscal 2002 consisted primarily of a loss of ($31.9) million on the sale of certain marketable securities, a ($21.4) million loss from the sale of the Company’s Activate subsidiary, a loss of approximately ($44.7) million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates, a loss of approximately ($20.7) million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in marketable securities, offset by a gain of approximately $53.9 million on the arrangement that hedged the Company’s investment in Yahoo! common stock, which was settled during fiscal 2002.

Equity in losses of affiliates, net resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company records its proportionate share of each affiliate’s operating losses. Equity in losses of affiliates decreased $13.6 million to $1.8 million in fiscal 2003 from $15.4 million in 2002, primarily as a result of a decreased number of investments accounted for under the equity method as compared to the prior fiscal year. The Company expects its affiliate companies to continue to invest in the development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Minority interest of $0.3 million during fiscal 2003 related to a consolidated joint venture in which SL Supply Chain holds a 50% interest. Minority interest during fiscal 2002 was $0.

Income Tax Expense (Benefit):

Income tax expense attributable to continuing operations recorded for fiscal 2003 was approximately $3.2 million. Income tax expense for the twelve months ended July 31, 2003 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to pre-tax loss primarily as a result of valuation allowances recognized on deferred tax assets. The income tax expense recorded includes a provision for taxes in the U.S. and certain other jurisdictions.

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

The loss from discontinued operations for the fiscal year ended July 31, 2004 was $1.3 million. The loss was primarily attributable to residual costs associated with the discontinued operations of AltaVista, Yesmail and uBid subsequent to divestiture.

The loss from discontinued operations for the fiscal year ended July 31, 2003 was $81.6 million. The loss from discontinued operations included revenues from discontinued operations of $168.8 million, total expenses of $374.9 million, and an operating loss of $206.2 million. The $206.2 million operating loss from discontinued operations was partially offset by a net gain on divestitures of $124.5 million. The net gain on divestitures included a $16.5 million loss on the Company’s sale of its equity and debt interests in Engage, a $2.3 million gain on the Company’s sale of its equity and debt interests in NaviSite, a $99.4 million gain by AltaVista on its sale of its assets and business operations, a $1.6 million gain on the Company’s sale of its equity interests in Yesmail, the recognition of minority interest of approximately $35.7 million upon the cessation of operations of ProvisionSoft, a $1.9 million gain on the Company’s sale of its equity interests in Tallán, and a $0.1 million gain by uBid on its sale of its assets and business operations.

The loss from discontinued operations for the fiscal year ended July 31, 2002 was $540.7 million. The loss from discontinued operations included revenues of $583.8 million and total expenses of $1,124.4 million. The $540.7 million loss from discontinued operations included impairment and restructuring charges of $139.5 million and $26.7 million, respectively.

The Company does not expect any future residual costs related to discontinued operations to be significant.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of investments in subsidiary and affiliate entities and borrowings from lending institutions. As of July 31, 2004, the Company’s primary source of liquidity consisted of cash and cash equivalents of $271.9 million. Additionally, prior to July 31, 2004, the Company’s SalesLink subsidiary had a revolving bank credit facility of $23.0 million and a term loan facility of $4.8 million. On July 31, 2004, SalesLink replaced its outstanding bank facilities with a new Loan and Security Agreement (the Loan Agreement). The Loan Agreement provides a revolving credit facility not to exceed $30.0 million. Advances under the credit facility may be in the form of loans or letters of credit. As of July 31, 2004, approximately $15.8 million of borrowings were outstanding under the facility, and approximately $7.8 million had been reserved in support of outstanding letters of credit. All borrowings under the Loan Agreement mature on June 30, 2005. The credit facility includes restrictive financial covenants, all of which SalesLink was in compliance with at July 31, 2004. These covenants include liquidity and profitability measures and restrictions that limit the ability of SalesLink, among other things, to merge, acquire or sell assets without prior approval from the bank. The Company’s working capital at July 31, 2004 was approximately $261.1 million, compared to $217.1 million at July 31, 2003.

Net cash used for operating activities of continuing operations was $18.7 million in fiscal 2004, $66.6 million in fiscal 2003 and $94.3 million in fiscal 2002. Cash used for operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in working capital. In fiscal 2004, non-cash items primarily included depreciation, amortization and impairment charges of $7.1 million, equity in losses of affiliates of $0.8 million, and non-operating gains, net of $43.4 million. The non-operating gains primarily included a $40.5 million gain on the sale by AltaVista of approximately 3.2 million shares of Overture Services, Inc. common stock and a $2.1 million gain on the sale of approximately 1.0 million shares of Loudeye Corp. common stock. In fiscal 2003, non-cash items primarily included depreciation, amortization and impairment charges of $11.3 million, restructuring charges of $14.4 million, the realization in income of a cumulative translation adjustment of $5.0 million related to the Company’s shutdown of its European operations, and non-operating losses, net of $31.8 million. In fiscal 2002, non-cash items primarily included depreciation, amortization and impairment charges of $21.7 million, equity in loss of affiliates of $15.4 million, and non-operating gains, net of $102.1 million.

The Company believes that further reductions in the net cash used for operating activities of continuing operations is dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. On August 2, 2004 the Company completed its acquisition of Modus. Under the terms of the merger agreement, CMGI issued approximately 68.6 million shares of CMGI common stock and assumed or substituted options to purchase approximately 12.6 million shares of CMGI common stock in exchange for all outstanding equity of Modus, and made a net cash payment of approximately $66.2 million to retire Modus’ debt and pay certain deal related costs.

Investing activities of continuing operations provided cash of approximately $84.1 million in fiscal 2004, and $97.1 million in fiscal 2003, and used cash of $6.9 million in fiscal 2002. The $84.1 million of cash provided from investing activities of continuing operations in fiscal 2004 primarily included $75.4 million in cash proceeds from AltaVista’s sale of approximately 3.2 million shares of Overture Services, Inc. common stock, $11.2 million of cash proceeds from the release of the escrow portion of the AltaVista proceeds, $2.4 million of cash proceeds from the Company’s sale of approximately 1.0 million shares of Loudeye Corp. common stock, $1.0 million in cash proceeds from the sale of approximately 0.2 million shares of Primus Knowledge Solutions common stock, $1.0 million of cash proceeds from the repayment of a note receivable from uBid, and $1.1 million in cash proceeds from the sale of approximately 0.2 million shares of NaviSite, Inc. common stock, partially offset by $6.2 million in capital expenditures and $2.1 million in investments in affiliates. The $97.1 million of cash provided from investing activities of continuing operations in fiscal 2003 primarily included $64.7 million in cash proceeds from AltaVista’s sale of substantially all of its assets and business operations, and the subsequent sale by AltaVista of a portion of the Overture common stock received from the transaction, $7.1 million of cash proceeds from the Company’s sale of Tallán, $5.0 million of cash proceeds from the Company’s sale of Yesmail, $15.4 million of cash proceeds related to the acquisition of Vicinity by Microsoft, and $8.0 million of cash proceeds that the Company received from the sale of its minority interest in Signatures, partially offset by $4.0 million in capital expenditures. The $6.9 million of cash used for investing activities of continuing operations in fiscal 2002 primarily included $16.7 million of cash used for capital expenditures, $40.3 million of cash used for acquisitions, and $11.2 million of cash used for investments in affiliates. These expenditures were partially offset by $57.9 million of cash provided from the sale of marketable security investments.

Financing activities of continuing operations provided cash of $10.8 million in fiscal 2004, and $0.2 million in fiscal 2003, and used cash of $176.3 million in fiscal 2002. The $10.8 million of cash provided by financing activities of continuing operations during fiscal 2004 included $1.3 million of proceeds from the issuance of common stock, and $13.0 million of borrowings under SalesLink’s revolving line of credit in order to support expected demand for certain products of a major OEM customer, partially offset by $3.5 million of repayments of borrowings from a bank. The $0.2 million of cash provided by financing activities of continuing operations in fiscal 2003 primarily included $1.2 million of proceeds from the issuance of common stock, partially offset by $1.0 million of payments of long-term debt. The $176.3 million of cash used for financing activities of continuing operations in fiscal 2002 primarily included $75.0 million of payments of notes payable and $100.3 million of payments to retire the Company’s Series C Convertible Preferred Stock obligations.

Cash used for discontinued operations totaled $1.2 million, $29.9 million and $118.6 million for fiscal years 2004, 2003 and 2002, respectively.

The Company believes that it has sufficient working capital and liquidity to support and leverage its global supply chain management and fulfillment services business, as well as continue to make investments through its venture capital affiliates.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

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

On July 31, 2004, SalesLink replaced its outstanding Loan and Security Agreement with a new Loan Agreement. The Loan Agreement provides a revolving credit facility not to exceed $30.0 million. Interest on the revolving credit facility is based on Prime or LIBOR rates plus an applicable margin. The effective interest rate was 3.5625% at July 31, 2004. As of July 31, 2004, approximately $15.8 million of borrowings were outstanding under the facility, and approximately $7.8 million had been reserved in support of outstanding letters of credit. All borrowings under the Loan Agreement mature on June 30, 2005. In addition, SalesLink has a $1.7 million mortgage arrangement with a bank in Ireland. The mortgage provides for interest at the One Month EURIBOR, plus 1.75%. The effective interest rate was approximately 3.85% and 3.83% at July 31, 2004 and 2003, respectively. The mortgage arrangement matures in 2015 and is secured by the mortgaged property as well as the borrower’s assets. Future minimum payments, including previously recorded restructuring obligations, as of July 31, 2004 are as follows:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
	(in thousands)
Operating leases	$45,527	$9,620	$11,729	$13,850	$10,328
Stadium obligations	17,600	1,600	3,200	3,200	9,600
Long-term debt	1,719	175	350	350	844
Revolving line of credit	15,785	15,785	—	—	—

Total	$80,631	$27,180	$15,279	$17,400	$20,772

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $0.5 million.

The Company anticipates an increase in contractual obligations in fiscal 2005 as a result of the acquisition of Modus.

Total rent and equipment lease expense charged to continuing operations was approximately $8.2 million, $14.3 million and $29.6 million for the fiscal years ended July 31, 2004, 2003 and 2002, respectively.

From time to time the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. As of July 31, 2004, the Company had outstanding guarantees of subsidiary indebtedness totaling approximately $13.1 million.

From time to time, the Company agrees to provide indemnification to its customers in the ordinary course of business. Typically, the Company agrees to indemnify its customers for losses caused by the Company including with respect to certain intellectual property, such as databases, software masters, certificates of authenticity and similar valuable intellectual property. As of July 31, 2004, the Company had no recorded liabilities with respect to these arrangements.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventories, investments, intangible assets, income taxes, restructuring, impairment of long-lived assets and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

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

Revenue Recognition.    The Company derives its revenue primarily from the sale of products, supply chain management services, marketing distribution services and other services. Revenue is recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria.

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

In November 2002, the Financial Accounting Standards Board’s Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003. For revenue arrangements occurring on or after August 1, 2003, the Company has revised its revenue recognition policy to comply with the provisions of EITF 00-21.

For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria of EITF 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” Management allocates the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a unit of accounting that has already been delivered is limited to the amount that is not contingent upon the delivery of another separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. All deliverables that do not meet the separation criteria of EITF 00-21 are combined into one unit of accounting, and the appropriate revenue recognition method is applied.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.”, which updates portions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements (“SAB 101”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. As a result, the adoption of this pronouncement did not have a material effect on the Company’s financial position or results of operations.

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

On August 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Management predominantly uses third party valuation reports to assist in its determination of the fair value of reporting units subject to impairment testing. If these assumptions differ materially from future results, the Company may record impairment charges in the future. Additionally, the Company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. The Company performed its annual impairment test during the fourth quarter of fiscal 2004 and concluded goodwill was not impaired. At July 31, 2004 the Company’s carrying value of goodwill totaled $22.1 million.

Investments

The Company maintains interests in several privately held companies primarily through its various venture capital affiliates. These venture affiliates (“CMGI @Ventures”) invest in early-stage technology companies. These equity investments are generally made in connection with a round of financing with other third-party investors. At July 31, 2004, the Company had approximately $18.6 million of equity investments in privately held companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates” in the Company’s Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes, and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $1.6 million, $28.2 million, and $44.7 million for the fiscal years ended 2004, 2003, and 2002, respectively. These impairment losses are reflected in “Other gains (losses), net” in the Company’s Consolidated Statements of Operations.

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

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2004 and 2003, respectively, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future. During the fiscal year ended July 31, 2004, the Company recorded an income tax benefit of approximately $69.5 million, primarily as a result of a $76.4 million reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes on the Company’s balance sheet.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into on or after June 15, 2003. The adoption of EITF Issue 00-21 did not have a material effect on the Company’s financial position or results of operations.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003 the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has not entered into or modified any financial instruments covered by this statement after May 31, 2003 and the application of this standard did not have a material impact on our consolidated financial statements or results of operations.

Factors That May Affect Future Results

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward-looking statements in this document and those made from time to time by us through our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to, the following:

We may not realize all of the anticipated benefits of our acquisition of Modus.

The success of our acquisition of Modus will depend in part on our ability to realize the anticipated synergies and cost savings from integrating the businesses of Modus with SalesLink’s supply chain management business. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the technology, personnel and operations of Modus. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	retaining key employees;

•	retaining key customers;

•	consolidating corporate and administrative infrastructures;

•	maintaining customer service levels;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	coordinating geographically disparate organizations;

•	effectively consolidating facilities;

•	coordinating and maintaining SalesLink’s supplier base with Modus’ supplier base; and

•	consolidating and integrating information technology systems.

We cannot assure you that our integration of Modus’ supply chain management business will result in the realization of the full benefits that we anticipate in a timely manner or at all.

We may not be profitable in the future and our acquisition of Modus may harm our prospects for achieving profitability and deplete our working capital.

During the fiscal year ended July 31, 2004, we had an operating loss of approximately $23.7 million. We anticipate that we will continue to incur significant operating expenses in the future, including significant costs of revenue and general and administrative expenses. We also have significant commitments and contingencies, including real estate leases, continuing stadium sponsorship obligations, and guarantees entered into by us and on behalf of our current and former operating companies. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. We may also use significant amounts of cash to fund growth and expansion of our operations, including through additional acquisitions. We may also incur significant costs and expenses in connection with pending and future litigation. At July 31, 2004, we had a consolidated cash, cash equivalents and marketable securities balance of approximately $272.2 million and fixed contractual obligations of $80.6 million. Our acquisition of Modus required us to make net cash payments to Modus to repay indebtedness and to pay certain deal related costs of approximately $66.2 million, which reduced our available cash reserves. If we are unable to reach and sustain profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

We derive substantially all of our revenue from a small number of customers and adverse industry trends or the loss of any of those customers could significantly damage our business.

We derive substantially all of our revenue by providing supply chain management services. Our business and future growth will continue to depend in large part on the industry trend towards outsourcing supply chain management and other business processes. If this trend does not continue or declines, demand for our supply chain management services would decline and our financial results could suffer.

In addition, both SalesLink and Modus have been designated as authorized replicators for Microsoft. Such designation provides these companies with licenses to replicate Microsoft software products and documentation for their clients who want to bundle licensed software with their hardware products. These agreements typically have terms of limited duration, up to 12 months. A failure to maintain authorized replicator status could result in a reduction in our business and our revenues.

In addition, for the year ended December 31, 2003, five end customers accounted for approximately 44% of Modus’ net revenues. For the fiscal year ended July 31, 2004, one customer, Hewlett-Packard accounted for approximately 71% of CMGI’s consolidated net revenue. In addition, nearly all the consolidated revenues of SalesLink are accounted for by sales to a limited number of customers, especially Hewlett-Packard and Microsoft, and sales of Microsoft products. The loss of any one or more of these customers would cause our revenues to decline, perhaps below expectations. We currently do not have any agreements which obligate any customer to buy a minimum amount of products or services. We do not currently have any agreements which designate us as the sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard, Microsoft or any other key customers would have a material adverse effect on our business. We continue to derive the vast majority of our operating revenue from sales to a small number of key customers. There can be no assurance that our revenue from key customers will not decline in future periods.

We may have problems raising the money we need in the future.

We have generally financed our operations and growth through the selective sale of investments or minority or majority interests in subsidiaries or affiliates to outside investors. Market and other conditions largely beyond our control may affect our ability to engage in future sales of such securities, the timing of any such sales, and the amount of proceeds therefrom. Even if we are able to sell any such securities in the future, we may not be able to sell at favorable prices or on favorable terms. In addition, this funding source may not be sufficient in the future, and we may need to obtain funding from outside sources. However, we may not be able to obtain funding from outside sources. In addition, even if we find outside funding sources, we may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional shares of common stock. If we experience difficulties raising money in the future, our business could be materially adversely affected.

A decline in the technology sector could reduce our revenues.

A large portion of our supply chain management revenue comes from customers in the technology sector, which is intensely competitive and very volatile. Declines in the overall performance of the technology sector have in the past and could in the future adversely affect the demand for supply chain management services and reduce our revenues and profitability from such customers.

The gross margins in the supply chain management business are low, which magnifies the impact of variations in revenue and operating costs on our financial results.

As a result of intense price competition in the technology products marketplace, the gross margins in our supply chain management business are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and/or low demand for certain products may hinder our ability to maintain or improve our gross margins. In addition, there may be additional pressure following our acquisition of Modus with respect to overlapping customers that may seek to reduce pricing to the lower of the pre-acquisition pricing of SalesLink and Modus. These low gross margins magnify the impact of variations in revenue and operating costs on our financial results. Portions of our operating expenses are relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. As a result, we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins. We may also be required to spend money to restructure our operations should future demand fall significantly in any one facility. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

Because we frequently sell to supply chain management customers on a purchase order basis, we are subject to uncertainties and variability in demand by customers, which could decrease revenue and adversely affect our financial results.

We frequently sell to our supply chain management customers on a purchase order basis rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, our sales are subject to demand variability by our supply chain management customers. The level and timing of orders placed by these customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Customers submitting a purchase order may cancel, reduce or delay their orders. If we are unable to anticipate and respond to the demands of our supply chain management customers, we may lose customers because we have an inadequate supply of products, or we may have excess inventory, either of which may harm our business, financial position and operating results.

We are required to maintain adequate levels of inventory in our supply chain management business in order to meet customer needs, which presents risks to our financial position and operating results.

We are often required to purchase and maintain adequate levels of inventory in our supply chain management business in order to meet customer needs rapidly and on a timely basis. We are often required to finance the purchase of products or components that are necessary to fulfill customer orders. The technology sector served by our customers is subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. Our customers offer limited protection, if any, from the loss in value of inventory. In addition, our customers may become unable or unwilling to fulfill such protection obligations. The decrease or elimination of price protection or the inability of our customers to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage our inventory with our customers with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, which may harm our business, financial position and operating results. In addition, we may not be able to recover fully the credit costs we would face with the financing of inventory.

The ability of our operating companies to obtain particular products or components in the required quantities and to fulfill customer orders on a timely basis is critical to our success. In most cases, our operating companies have no guaranteed price or delivery agreements with our respective suppliers. Our operating companies may occasionally experience a supply shortage of certain products as a result of strong demand or problems experienced by their suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. Accordingly, if we are not able to secure and maintain an adequate supply of products or components to fulfill our customer orders on a timely basis, our business, financial position and operating results may be adversely affected.

Our failure to meet client expectations could result in lost revenues, increased expenses and negative publicity.

Our supply chain management customers face significant uncertainties in forecasting the demand for their products. Limitations on the size of facilities, number of personnel and availability of materials could make it difficult for our operating companies to meet customers’ unforecasted demand for additional production. Any failure to meet customers’ specifications, capacity requirements or expectations could result in lost revenue, lower client satisfaction, negative perceptions in the marketplace and potential claims for damages.

If we are not able to establish customer sites where requested, or if we fail to retain key customers at established sites, our customer relationships, revenue and expenses could be seriously harmed.

Our supply chain management customers have, at times, requested that we add capacity or open a facility in locations near their sites. If we elect not to add required capacity at sites near existing customers or establish sites near existing or potential customers, customers may decide to seek alternate service providers. In addition, if we lose a significant customer of a particular site or open a site with the expectation of business that does not materialize, operations at that site could become unprofitable or significantly less efficient. Any of these events could have a material adverse effect on the business, expenses and revenues of CMGI or of our operating companies.

We may be affected by strikes, work stoppages and slowdowns by our employees.

Some of our international employees are covered by collective bargaining agreements or otherwise represented by labor unions. While we believe our relations with our employees are generally good, we may nonetheless experience strikes, work stoppages or slowdowns by employees. Such actions may affect our ability to meet our clients’ needs, which may result in the loss of business and clients, which may have a material adverse effect on our financial condition and results of operations. The terms of future collective bargaining agreements also may affect our competitive position and results of operations.

Our continued expansion of the global operations is subject to special risks and costs.

We maintain operations outside of the United States, and we will likely expand these operations. This international expansion will require significant management attention and financial resources. Our operations are and will continue to be subject to numerous and varied regulations worldwide, some of which may have an adverse effect on our ability to develop our international operations in accordance with our business plans or on a timely basis.

We are subject to risks of operating internationally.

Our success depends, in part, on our ability to manage and expand our international operations. Failure to expand our international sales and fulfillment activities could limit our ability to grow.

With the completion of the Modus acquisition, we currently conduct business in Mexico, China, Taiwan, Singapore, Ireland, France, The Netherlands and certain other foreign locations, in addition to our United States operations. Prior to our acquisition of Modus, sales outside the United States accounted for 58%, 37%, and 11% of CMGI’s total revenue for fiscal 2004, 2003, and 2002, respectively. In addition, sales outside the United States accounted for 68%, 66% and 60% of Modus’ total revenue for calendar 2003, 2002, and 2001, respectively. There are certain risks inherent in conducting international operations, including:

•	added fulfillment complexities in operations, including multiple languages, currencies, bills of materials and stock keeping units;

•	exposure to currency fluctuations and repatriation complexities and delays;

•	longer payment cycles;

•	greater difficulties in accounts receivable collections;

•	the complexity of ensuring compliance with multiple U.S. and foreign laws, particularly differing laws on intellectual property rights and export control; and

•	labor practices, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences.

In addition, a substantial portion of our business is now conducted in China, where we face additional risks, including the following:

•	the challenge of navigating a complex set of licensing requirements and restrictions affecting the conduct of business in China by foreign companies;

•	difficulties and limitations on the repatriation of cash;

•	currency fluctuation and exchange rate risks;

•	protection of intellectual property, both for us and our customers; and

•	difficulty retaining management personnel and skilled employees.

If we are unable to manage these risks following the merger, we may face significant liability, our international sales may decline and our financial results may be adversely affected.

International laws and regulations may result in unanticipated costs and litigation.

Our international operations will increase our exposure to international laws and regulations. Noncompliance with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, could result in unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult to conduct our business.

The intellectual property of our supply chain management customers may be damaged, misappropriated, stolen or lost while in our possession, subjecting us to litigation and other adverse consequences.

In the course of providing supply chain management services to our customers, we and our operating companies have possession of or access to certain intellectual property of such customers, including databases, software masters, certificates of authenticity and similar valuable intellectual property. In the event such intellectual property is damaged, misappropriated, stolen or lost, we could suffer:

•	claims under indemnification provisions in customer agreements or other liability for damages;

•	delayed or lost revenue due to adverse customer reaction;

•	negative publicity; and

•	litigation that could be costly and time consuming.

We depend on third-party software, systems and services.

We rely on products and services of third-party providers in our business operations. There can be no assurance that we will not experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of such third-party software, systems and services. Any interruption in the availability or usage of the products and services provided by third parties could have a material adverse effect on our business or operations.

We depend on certain important employees, and the loss of any of those employees may harm our business.

Our performance is substantially dependent on the performance of our executive officers and other key employees, as well as management of our operating companies. The familiarity of these individuals with technology and service related industries makes them especially critical to our success following our acquisition of Modus. In addition, our success is dependent on our ability to attract, train, retain and motivate high quality personnel, especially for our operating companies’ management teams. Competition for such personnel is intense. The loss of the services of any of our executive officers or key employees may harm our business.

There may be conflicts of interest among CMGI, CMGI’s subsidiaries, and their respective officers, directors and stockholders.

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

We intend to continue to expand our business in certain areas through the acquisition of businesses, technologies, products and services from other businesses. Acquisitions involve a number of special problems, including:

•	the need to incur additional indebtedness, issue stock or use cash in order to consummate the acquisition;

•	difficulty integrating acquired technologies, operations and personnel with the existing businesses;

•	diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	the funding requirements for acquired companies may be significant;

•	exposure to unforeseen liabilities of acquired companies;

•	increased risk of costly and time-consuming litigation, including stockholder lawsuits; and

•	potential issuance of securities in connection with an acquisition with rights that are superior to the rights of holders of our common stock, or which may have a dilutive effect on our common stockholders.

We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree on our ability to successfully integrate acquisitions and manage operations while also controlling expenses and cash burn.

Our quarterly results may fluctuate significantly.

Our operating results have fluctuated widely on a quarterly basis during the last several years, and we expect to experience significant fluctuations in future quarterly operating results. Many factors, some of which are beyond our control, have contributed to these quarterly fluctuations in the past and may continue to do so. Such factors include:

•	demand for our products and services;

•	timing of new product introductions or software releases by our customers or their competitors;

•	payment of costs associated with our acquisitions, sales of assets and investments;

•	timing of sales of assets and marketable securities;

•	market acceptance of new products and services;

•	seasonality;

•	temporary shortages in supply from vendors;

•	charges for impairment of long-lived assets in future periods;

•	potential restructuring charges in connection with our continuing restructuring efforts;

•	political instability or natural disasters in the countries in which we operate;

•	specific economic conditions in the industries in which we compete; and

•	general economic conditions.

We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and should not be relied upon as indicative of our future performance. It is also possible that in some fiscal quarters, our operating results will be below the expectations of securities analysts and investors. In such circumstances, the price of our common stock may decline.

The price of our common stock has been volatile and may fluctuate based on the value of our assets.

The market price of our common stock has been and is likely to continue to be volatile. In recent years, the stock market has experienced significant price and volume fluctuations, which have particularly impacted the market prices of equity securities of many companies providing technology-related products and services. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may adversely affect the market price of our common stock. In addition, should the market price of our common stock be below $1.00 per share for an extended period, we risk Nasdaq delisting, which would have an adverse effect on our business and on the trading of our common stock. In order to maintain compliance with Nasdaq listing standards, we may consider several strategies, including without limitation a reverse stock split.

In addition, a portion of our assets includes the equity securities of both publicly traded and privately held companies. The market price and valuations of the securities that we hold may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of the securities that we hold in other companies may result in fluctuations of the market price of our common stock and may reduce the amount of working capital available to us.

We will continue to be subject to intense competition.

The markets for our products and services are highly competitive and often lack significant barriers to entry, enabling new businesses to enter these markets relatively easily. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our products and services. The market for supply chain management products and services is very competitive, and the intensity of the competition is expected to continue to increase. Any failure to maintain and enhance our competitive position and the competitive position of our operating companies would limit our ability to maintain and increase market share, which would result in serious harm to our business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. In addition, many of our current and potential competitors will continue to have greater financial, technical, operational and marketing resources than those of CMGI and our operating companies. We may not be able to compete successfully against these competitors. Competitive pressures may also force prices for supply chain management products and services down and such price reductions may reduce our revenues.

To succeed, we must respond to the rapid changes in the technology sector.

The markets for our technology-related products and services are characterized by:

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

We could be subject to infringement claims and other liabilities.

From time to time, we have been, and will continue to be, subject to third-party claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights. Any such claims may damage our business by:

•	subjecting us to significant liability for damages;

•	resulting in invalidation of our proprietary rights;

•	resulting in costly license fees in order to settle such claims;

•	being time-consuming and expensive to defend even if such claims are not meritorious; and

•	resulting in the diversion of our management’s time and attention.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company’s available-for-sale securities at July 31, 2004 primarily consisted of investments in companies in the Internet and technology industries, which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the equity component of the Company’s available-for-sale securities portfolio as of July 31, 2004, would result in an approximate $0.1 million decrease in the fair value of the Company’s available-for-sale securities.

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

The Company has from time to time used derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic or market exposure. The derivatives the Company uses are straightforward instruments with liquid markets. At July 31, 2004, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rate (EURIBOR) interest rate on its outstanding borrowing arrangements, and the Company had no open derivative positions.

The Company has historically had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. As a result of the acquisition of Modus, the Company has added operations in various countries and currencies throughout the world and its financial position can be affected by significant fluctuations in foreign currency exchange rates. Modus has historically used derivative financial instruments to manage the exposure that results from such fluctuations, and the Company expects to continue such practice.

ITEM 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The	Board of Directors and Stockholders
CMGI,	Inc.:

We have audited the accompanying consolidated balance sheets of CMGI, Inc. and subsidiaries as of July 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with The Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMGI, Inc. and subsidiaries as of July 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston,	Massachusetts
September	30, 2004

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,
	2004	2003
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$271,871	$196,916
Available-for-sale securities	292	79,151
Accounts receivable, trade, net of allowance for doubtful accounts of $573 and $996 at July 31, 2004 and 2003, respectively	54,296	55,209
Inventories	34,460	30,475
Prepaid expenses and other current assets	21,364	35,356
Current assets of discontinued operations	83	1,876

Total current assets	382,366	398,983

Property and equipment, net	7,246	8,598
Investments in affiliates	18,635	19,470
Goodwill	22,122	22,122
Other assets	3,383	6,093
Non-current assets of discontinued operations	14	75

	$433,766	$455,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$178	$6,622
Revolving line of credit	15,785	—
Accounts payable	37,055	39,254
Current portion of accrued restructuring	8,872	9,268
Accrued income taxes	24,352	95,653
Accrued expenses	32,298	28,956
Other current liabilities	2,565	1,881
Current liabilities of discontinued operations	155	214

Total current liabilities	121,260	181,848

Long-term debt, less current installments	1,544	1,673
Long-term portion of accrued restructuring	6,269	10,878
Other long-term liabilities	10,857	11,660
Non-current liabilities of discontinued operations	98	1,805
Minority interest	423	465
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding as of July 31, 2004 and July 31, 2003	—	—
Common stock, $0.01 par value per share. Authorized 1,405,000,000 shares; issued and outstanding 401,572,283 shares at July 31, 2004 and 395,591,493 shares at July 31, 2003	4,016	3,956
Additional paid-in capital	7,300,010	7,296,230
Deferred compensation	(591)	—
Accumulated deficit	(7,009,785)	(7,096,760)
Accumulated other comprehensive income (loss)	(335)	43,586

Total stockholders’ equity	293,315	247,012

	$433,766	$455,341

See accompanying notes to consolidated financial statements.

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended July 31,
	2004	2003	2002
Net revenue	$397,422	$436,987	$168,476
Operating expenses:
Cost of revenue	372,293	403,883	152,140
Research and development	—	—	4,732
Selling	5,323	6,792	28,357
General and administrative	37,532	62,668	54,598
Amortization of intangible assets and stock-based compensation	333	218	4,941
Impairment of long-lived assets	—	456	2,482
Restructuring, net	5,604	55,348	(3,118)

Total operating expenses	421,085	529,365	244,132

Operating loss	(23,663)	(92,378)	(75,656)

Other income (expense):
Interest income	3,569	3,396	14,387
Interest (expense) recovery, net	(1,732)	321	22,029
Other gains (losses), net	43,398	(41,317)	(67,983)
Equity in losses of affiliates, net	(756)	(1,774)	(15,408)
Minority interest	(2,075)	319	—

	42,404	(39,055)	(46,975)

Income (loss) from continuing operations before income taxes and extraordinary item	18,741	(131,433)	(122,631)
Income tax expense (benefit)	(69,532)	3,249	(7,096)

Income (loss) from continuing operations before extraordinary item	88,273	(134,682)	(115,535)
Discontinued operations, net of income taxes:
Loss from discontinued operations	(1,298)	(81,626)	(540,664)
Extraordinary gain on retirement of debt, net of income taxes	—	—	131,281

Net income (loss)	86,975	(216,308)	(524,918)
Preferred stock accretion	—	—	(2,301)
Gain on repurchase of Series C Convertible Preferred stock	—	—	63,505

Net income (loss)	$86,975	$(216,308)	$(463,714)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations before extraordinary item	$0.22	$(0.34)	$(0.14)
Loss from discontinued operations	—	(0.21)	(1.43)
Extraordinary gain on retirement of debt, net of income taxes	—	—	0.35

Net income (loss) available to common stockholders	$0.22	$(0.55)	$(1.22)

Shares used in computing basic earnings (loss) per share	399,153	393,455	379,800

Shares used in computing diluted earnings (loss) per share	404,246	393,455	379,800

See accompanying notes to consolidated financial statements.

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Deferred compensation	Accumulated deficit	Total stockholders’ equity
Balance at July 31, 2001 (346,725,404 shares)	$3,467	$7,139,222	$17,682	$(291)	$(6,353,233)	$806,847
Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(524,918)	(524,918)
Other comprehensive income:
Net unrealized holding loss arising during period	—	—	(18,160)	—	—	(18,160)
Less: Reclassification adjustment for net realized losses included in net loss	—	—	1,257	—	—	1,257
Net unrealized foreign currency translation adjustment arising during the period	—	—	(1,062)	—	—	(1,062)

Total comprehensive loss	—	—	—	—	—	(542,883)

Preferred stock accretion	—	—	—	—	(2,301)	(2,301)
Gain on repurchase of Series C Convertible Preferred stock and related issuance of common stock (34,701,034 shares)	347	154,070	—	—	—	154,417
Issuance of common stock pursuant to employee stock purchase plans and stock options (1,068,242 shares)	11	1,081	—	—	—	1,092
Issuance of common stock and payments on notes payable and long-term debt (10,117,664 shares)	101	21,186	—	—	—	21,287
Amortization of deferred compensation	—	(182)	—	291	—	109
Effect of subsidiaries’ equity transactions, net	—	(21,872)	—	—	—	(21,872)

Balance at July 31, 2002 (392,679,011 shares)	$3,926	$7,293,505	$(283)	$—	$(6,880,452)	$416,696

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(in thousands, except share amounts)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Deferred compensation	Accumulated deficit	Total stockholders’ equity
Balance carried forward from previous page at July 31, 2002 (392,679,011 shares)	$3,926	$7,293,505	$(283)	$—	$(6,880,452)	$416,696

Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(216,308)	(216,308)
Other comprehensive income:
Net unrealized holding gain arising during period	—	—	50,229	—	—	50,229
Less: Reclassification adjustment for net realized gain included in net loss	—	—	(7,444)	—	—	(7,444)
Foreign currency translation adjustment arising during the period	—	—	1,084	—	—	1,084

Total comprehensive loss	—	—	—	—	—	(172,439)

Issuance of common stock pursuant to employee stock purchase plans and stock options (2,163,353 shares)	22	1,169	—	—	—	1,191
Issuance of common stock for lease buyout (750,000 shares)	8	1,335	—	—	—	1,343
Stock based compensation expense	—	221	—	—	—	221

Balance at July 31, 2003 (395,591,493 shares)	$3,956	$7,296,230	$43,586	$—	$(7,096,760)	$247,012

Comprehensive loss, net of taxes:
Net income	—	—	—	—	86,975	86,975
Other comprehensive income:
Net unrealized holding gain arising during period	—	—	960	—	—	960
Less: Reclassification adjustment for net realized gain included in net loss	—	—	(44,543)	—	—	(44,543)
Foreign currency translation adjustment arising during the period	—	—	(338)	—	—	(338)

Total comprehensive income	—	—	—	—	—	43,054

Issuance of common stock pursuant to employee stock purchase plans and stock options (5,038,924 shares)	50	1,252	—	—	—	1,302
Restricted Stock Grants (535,000 shares)	5	845	—	(850)	—	—
Amortization of deferred compensation	—	—	—	259	—	259
Stock option tax benefit	—	773	—	—	—	773
Issuance of common stock for settlement of contractual obligations (416,133 shares)	4	838	—	—	—	842
Stock based compensation expense	1	72	—	—	—	73

Balance at July 31, 2004 (401,572,283 shares)	$4,016	$7,300,010	$(335)	$(591)	$(7,009,785)	$293,315

See accompanying notes to consolidated financial statements.

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended July 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$86,975	$(216,308)	$(524,918)
Loss from discontinued operations	(1,298)	(81,626)	(540,664)

Income (loss) from continuing operations	88,273	(134,682)	15,746
Adjustments to reconcile net income (loss) to cash used for continuing operations:
Depreciation, amortization and impairment charges	7,104	11,257	21,700
Realization of cumulative translation adjustment	—	5,026	—
Deferred income taxes	—	—	12,623
Non-cash restructuring charges	504	14,419	5,209
Non-operating (gains) losses, net	(43,398)	31,836	(102,064)
Equity in losses of affiliates	756	1,774	15,408
Deferred loss on sale of subsidiary	—	—	(31,869)
Minority interest	(42)	(319)	—
Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
Trade accounts receivable	913	(16,810)	15,906
Inventories	(3,985)	1,632	7,949
Prepaid expenses and other current assets	2,011	(18,634)	14,102
Accounts payable, accrued restructuring and accrued expenses	(2,913)	(9,461)	(83,300)
Accrued income taxes, net	(70,528)	3,249	17,903
Other assets and liabilities	2,591	44,094	(3,563)

Net cash used for operating activities of continuing operations	(18,714)	(66,619)	(94,250)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(6,205)	(3,973)	(16,663)
Proceeds from the sale of available-for-sale securities	79,817	27,104	57,874
Maturities of available-for-sale securities	—	10,000	—
Purchases of available-for-sale securities	—	(9,958)	—
Proceeds from the sale of investment in Signatures SNI, Inc.	—	8,000	—
Cash impact of acquisitions and divestitures of subsidiaries, net	12,155	66,620	(40,276)
Net investments in affiliates	(2,097)	(4,488)	(11,200)
Proceeds from affiliate distributions	444	3,760	—
Other, net	—	—	3,384

Net cash provided by (used for) investing activities of continuing operations	84,114	97,065	(6,881)

Cash flows from financing activities of continuing operations:
Repayments of notes payable	—	—	(75,000)
Repayments of long-term debt	(1,536)	(965)	(457)
Repayments of revolving line of credit	(2,000)	—	—
Proceeds from revolving line of credit	13,000	—	—
Payment for retirement of Series C Convertible Preferred Stock	—	—	(100,301)
Proceeds from issuance of common stock	1,301	1,191	1,092
Other	—	—	(1,641)

Net cash provided by (used for) financing activities of continuing operations	10,765	226	(176,307)

Net cash used for discontinued operations	(1,210)	(29,855)	(118,584)
Net increase (decrease) in cash and cash equivalents	74,955	817	(396,022)
Cash and cash equivalents at beginning of year	196,916	196,099	592,121

Cash and cash equivalents at end of year	$271,871	$196,916	$196,099

See accompanying notes to consolidated financial statements.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    NATURE OF OPERATIONS

CMGI, through its subsidiaries, provides industry-leading global supply chain management services and marketing distribution solutions that help businesses market, sell and distribute their products and services. In addition, through its venture capital affiliate, @Ventures, CMGI invests venture capital in a variety of technology ventures. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in Delaware in 1986. CMGI’s address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

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

Historically, CMGI’s supply chain management business has been operated by SalesLink Corporation and SL Supply Chain Services International Corp. On July 31, 2003, CMGI contributed the capital stock of SL Supply Chain Services International Corp. to SalesLink. As used herein, with respect to our supply chain management business, references to SalesLink refer to SalesLink Corporation and SL Supply Chain Services International Corp.

On August 2, 2004, CMGI completed its acquisition of Modus Media, Inc., a privately held provider of supply chain management solutions (“Modus”), which conducted business through its wholly owned subsidiary, Modus Media International, Inc. CMGI acquired Modus in order to expand the geographic presence of its supply chain management offerings, diversify its customer base, broaden its product and service offerings and bolster its management team. Modus Media International, Inc., which has been renamed ModusLink Corporation, and the supply chain management business of SalesLink, are being integrated and operated under the ModusLink name. Under the terms of the Company’s merger agreement with Modus, CMGI issued approximately 68.6 million shares of CMGI common stock and assumed or substituted options to purchase approximately 12.6 million shares of CMGI common stock in exchange for all outstanding equity of Modus, and made a net cash payment of approximately $66.2 million to retire Modus’ debt and pay certain deal related costs. By acquiring Modus, CMGI expects to create a supply chain management market leader with nearly $1 billion in annual revenue, 38 locations in 13 countries, including a significant China presence, and a widely diversified client base that includes leaders in technology, software and consumer electronics. SalesLink’s marketing distribution services business will continue to operate as SalesLink Corporation.

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

Certain costs related to the purchase price of products sold, inbound and outbound shipping charges and packing costs associated with the Company’s eBusiness and Fulfillment segment are classified as cost of revenue.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition.    The Company derives its revenue primarily from the sale of products, supply chain management services and marketing distribution services and other services. Revenue is recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria.

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

In November 2002, the Financial Accounting Standards Board’s Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003. For revenue arrangements occurring on or after August 1, 2003, the Company has revised its revenue recognition policy to comply with the provisions of EITF 00-21.

For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria of EITF 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” Management allocates the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a unit of accounting that has already been delivered is limited to the amount that is not contingent upon the delivery of another separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. All deliverables that do not meet the separation criteria of EITF 00-21 are combined into one unit of accounting, and the appropriate revenue recognition method is applied.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which updates portions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements (“SAB 101”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. As a result, the adoption of this pronouncement did not have a material effect on the Company’s financial position or results of operations.

Foreign Currency Translation

For entities that do not operate in “highly inflationary” markets, assets and liabilities of international subsidiaries, whose functional currency is the local currency, are translated at the rates in effect at the balance sheet date. Statement of operations amounts are remeasured using an average of exchange rates in effect during the year.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in other gains and (losses), net. Net foreign currency transaction gains (losses) were $(405,000), $(447,000), and $1,794,000 for the years ended July 31, 2004, 2003 and 2002, respectively.

Cash Equivalents and Statement of Cash Flows Supplemental Information

Highly liquid investments with original maturities of three months or less at the time of acquisition are considered cash equivalents.

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	Years Ended July 31,
	2004	2003	2002
	(in thousands)
Interest	$660	$1,507	$547

Income taxes	$831	$332	$963

Portions of the consideration for acquisitions of businesses by the Company, or its subsidiaries, during fiscal year 2002 included the issuance of shares of the Company’s common stock and the issuance of seller’s notes (see Note 13).

During fiscal 2004, significant non-cash activities primarily included the issuance of 416,133 shares of the Company’s common stock for the settlement of certain obligations as well as a grant of 535,000 restricted shares of the Company’s common stock to certain executives and employees of the Company.

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

During fiscal 2002, significant non-cash activities included the Company’s repurchase of all of the outstanding shares of its Series C Convertible Preferred Stock for approximately 34.7 million shares of the Company’s common stock as well as additional consideration (see Note 15). The Company also issued approximately 5.4 million shares of its common stock as payment for the first quarter fiscal 2002 interest on its note payable to Hewlett-Packard Company (HP). During fiscal 2002, the Company also reached an agreement with HP in which HP agreed to deem the Company’s $220.0 million in face amounts of notes payable, plus the accrued interest thereon, paid in full in exchange for approximately 4.5 million shares of CMGI common stock, CMGI’s 49% ownership interest in its affiliate, B2E Solutions, LLC, of which HP had previously owned the remaining 51% as well as additional consideration (see Note 13). Additionally, the Company sold its majority-owned subsidiary, Activate.Net Corporation (Activate) to Loudeye Technologies, Inc. (Loudeye), in exchange

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for $1.0 million in cash and a future payment of cash and stock. In September 2002, the Company received $2.0 million in cash and 1.0 million shares of Loudeye common stock in satisfaction of the future payment obligation.

Fair Value of Financial Instruments

The carrying value for cash and cash equivalents, accounts and notes receivable, accounts payable, long-term debt and revolving line of credit approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt approximates its fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Investments

Marketable securities held by the Company, which meet the criteria for classification as available-for-sale are carried at fair value, net of a market discount to reflect any restrictions on transferability, when applicable. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of income taxes, when applicable, as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Statements of Stockholders’ Equity.

Marketable securities held by the Company, which meet the criteria for classification as trading are carried at fair value. Changes in the market value of securities classified as trading are recorded as a component of “Other gains (losses), net” in the accompanying Consolidated Statements of Operations.

The Company also maintains interests in several privately held companies through its various venture capital funds. These venture funds (“CMGI @Ventures”) invest in early-stage technology companies. These equity investments are generally made in connection with a round of financing with other third-party investors. At July 31, 2004, the Company had approximately $18.6 million of equity investments in privately held companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates” in the Company’s Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying value requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes, and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $1.6 million, $28.2 million and $44.7 million in fiscal years ended 2004, 2003 and 2002, respectively. These impairment losses are reflected in “Other gains (losses), net” in the Company’s Consolidated Statements of Operations.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. As such, we may incur additional impairments to our equity investments in privately held companies, which could have an adverse impact on our future results of operations.

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

Inventory

Inventories consist primarily of raw materials and are stated at the lower of cost or market. Cost is primarily determined by the first-in, first-out (FIFO) method.

Inventories at July 31 consisted of the following:

	2004	2003
	(in thousands)
Raw materials	$23,047	$23,679
Work-in-process	39	15
Finished goods	11,374	6,781

	$34,460	$30,475

Long-Lived Assets, Goodwill and Other Intangible Assets

The Company follows the guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. SFAS No. 144 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group exceeds its fair value. When events or changes in circumstances dictate an impairment review of a long-lived asset or group, the Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures any impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value.

The Company follows the guidance in SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 (SFAS 141), “Business Combinations”, for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Management predominantly uses third party valuation reports to assist in its determination of the fair value of reporting units subject to impairment testing. If these assumptions

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

differ materially from future results, the Company may record impairment charges in the future. Additionally, the Company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. The Company performed its annual impairment test during the fourth quarter of fiscal 2004 and concluded Goodwill was not impaired. At July 31, 2004 the Company’s carrying value of goodwill totaled $22.1 million.

Restructuring Expenses

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

Advertising Costs

Advertising costs are expensed in the year incurred. Advertising expenses were approximately $0.1 million, $1.6 million and $21.0 million for the fiscal years ended July 31, 2004, 2003 and 2002, respectively.

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2004 and 2003, respectively, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future. During the fiscal year ended July 31, 2004, the Company recorded an income tax benefit of approximately $69.5 million, primarily as a result of a $76.4 million reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes on the Company’s balance sheet.

Earnings (Loss) Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Approximately 5.1 million weighted average common stock equivalents were included in the denominator in the calculation of dilutive earnings per share for the year ended July 31, 2004. Approximately 6.3 million outstanding options were excluded from the denominator in the diluted earnings per share calculation for the year ended July 31, 2004, as their inclusion would be antidilutive. Approximately 6.6 million and 4.7 million weighted average common stock equivalents were excluded from the denominator in the diluted loss per share calculation for the years ended July 31, 2003 and 2002, respectively, as their inclusion would be antidilutive. Given that the Company’s outstanding Series C Convertible Preferred Stock was repurchased in November 2001 (see Note 15), there is no effect of assumed conversion of convertible preferred stock for the year ended July 31, 2002.

If a subsidiary has dilutive stock options or warrants outstanding, diluted earnings per share is computed by first deducting from net income (loss), the income attributable to the potential exercise of the dilutive stock options or warrants of the subsidiary. The effect of income attributable to dilutive subsidiary common stock equivalents was immaterial during the years ended July 31, 2004, 2003 and 2002, respectively.

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123 sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards in fiscal 2004, 2003 and 2002 under the Company’s stock-based compensation plans been determined based on the fair value method set forth under SFAS No. 123, the pro forma effect on the Company’s net income (loss) and net earnings (loss) per share would have been as follows:

	Years Ended July 31,
	2004	2003	2002
	(in thousands, except per share data)
Net income (loss)	$86,975	$(216,308)	$(463,714)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(91,916)	(245,386)	(241,065)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	333	218	218

Pro-forma net loss	$(4,608)	$(461,476)	$(704,561)

Net earnings (loss) per share:
Basic – as reported	$0.22	$(0.55)	$(1.22)

Basic – pro-forma	$(0.01)	$(1.17)	$(1.85)

Diluted – as reported	$0.22	$(0.55)	$(1.22)

Diluted – pro-forma	$(0.01)	$(1.17)	$(1.85)

The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Years Ended July 31,
	2004	2003	2002
Volatility	100.13%	134.6%	97.1%
Risk-free interest rate	2.8%	2.6%	3.6%
Expected life of options (in years)	4.7	4.3	5.9
Weighted average fair value	$1.19	$0.63	$0.66

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Diversification of Risk

Sales to one customer, Hewlett-Packard, accounted for approximately 71%, 74% and 12% of consolidated net revenue and 71%, 75% and 13% of eBusiness and Fulfillment segment net revenue for fiscal years 2004, 2003 and 2002, respectively. Accounts receivable from this customer amounted to approximately 69% and 73% of total trade accounts receivable at July 31, 2004 and 2003, respectively. The Company’s products and services are provided to customers primarily in North America.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Instruments and Hedging Activities

The Company accounts for derivative arrangements it may enter into from time to time in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities, or firm commitments through the statements of operations or recognized in other comprehensive income until the hedged item is recognized in the statements of operations. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires certain financial statement components, such as net unrealized holding gains or losses and cumulative translation adjustments to be included in accumulated other comprehensive income (loss). The Company reports accumulated other comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into on or after January 1, 2004. The adoption of EITF Issue 00-21 did not have a material effect on the Company’s financial position or results of operations.

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

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”). FIN 46R further explains how to identify variable interest entities (“VIE”) and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interest and results of a VIE in its financial

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements. The Company adopted FIN 46R as of April 30, 2004. The adoption of the provisions of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003 the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has not entered into or modified any financial instruments covered by this statement after May 31, 2003 and the application of this standard did not have an effect on our consolidated financial statements or results of operations.

(3)    SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision-maker for purposes of making decisions about allocating resources and assessing performance, the Company now reports one operating segment, eBusiness and Fulfillment, which includes the results of operations of the Company’s SalesLink subsidiary.

In addition to its one current operating segment, the Company continues to report an Enterprise Software and Services segment (which consists of the operations of Equilibrium, and CMGI Solutions), a Portals segment (that consists of the operations of MyWay and iCast) and a Managed Application Services segment (that consists of the operations of NaviPath, ExchangePath, and Activate), as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The historical results of these companies will continue to be reported in the Enterprise Software and Services, Portals and Managed Application Services segments, respectively, as will any residual results from operations that exist through the cessation of operations of these entities, each of which have been divested or substantially wound down.

Management evaluates segment performance based on segment net revenue, operating loss and “Non-GAAP operating income (loss)”, which is defined as the operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, and amortization of intangible assets and stock-based compensation. The Company believes that its Non-GAAP measure of operating income/(loss) provides investors with a useful supplemental measure of the Company’s operating performance by excluding the impact of non-cash charges and restructuring activities. Each of the excluded items (depreciation, long-lived asset impairment, amortization of intangible assets and stock-based compensation and restructuring) were excluded because they may be considered to be of a non-operational nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses Non-GAAP operating income/(loss) to assist in evaluating the performance of the Company’s core operations. Non-GAAP operating income/(loss) does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies. These Non-GAAP results should not be evaluated in isolation of, or as a substitute for the Company’s financial results prepared in accordance with US GAAP.

“Other” includes certain corporate infrastructure expenses, which are not identifiable to the operations of the Company’s operating business segments. The Other category represents corporate expenses consisting primarily

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of directors and officers insurance costs, costs associated with maintaining certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance, as well as certain administrative costs related to the Company’s venture capital affiliates. The Other category’s balance sheet information includes certain cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating business segments.

Summarized financial information of the Company’s continuing operations by business segment is as follows:

	Years Ended July 31,
	2004	2003	2002
	(in thousands)
Net revenue:
eBusiness and Fulfillment	$396,808	$435,879	$154,493
Enterprise Software and Services	—	227	1,289
Managed Application Services	614	881	6,158
Portals	—	—	6,536

	$397,422	$436,987	$168,476

Operating income (loss):
eBusiness and Fulfillment	$(2,607)	$(20,021)	$(1,090)
Enterprise Software and Services	23	(846)	(13,957)
Managed Application Services	594	(653)	2,368
Portals	(1,807)	(17)	(1,747)
Other	(19,866)	(70,841)	(61,230)

	$(23,663)	$(92,378)	$(75,656)

Non-GAAP operating income (loss):
eBusiness and Fulfillment	$6,065	$7,352	$5,923
Enterprise Software and Services	—	(861)	(9,653)
Managed Application Services	609	1,212	(12,056)
Portals	(27)	1,011	5,628
Other	(17,602)	(34,487)	(46,916)

	$(10,955)	$(25,773)	$(57,074)

GAAP Operating loss	$(23,663)	$(92,378)	$(75,656)
Adjustments:
Depreciation	6,771	10,583	14,277
Amortization of intangibles and stock-based compensation	333	218	4,941
Long-lived asset impairments	—	456	2,482
Restructuring charge (benefit)	5,604	55,348	(3,118)

Non-GAAP Operating loss	$(10,955)	$(25,773)	$(57,074)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	July 31,
	2004	2003
	(in thousands)
Total assets of continuing operations:
eBusiness and Fulfillment	$173,138	$168,454
Managed Application Services	1,053	1,217
Portals	414	1,428
Other	259,064	282,291

	$433,669	$453,390

Net revenue is attributed to geographic areas based on the customer’s shipped-to location. The Company’s net revenue by region as a percentage of total consolidated net revenue was as follows:

	Years Ended July 31,
	2004	2003	2002
United States	42%	61%	95%
Foreign Regions:
Europe	39	24	—
Asia/Pacific & Pacific Rim	13	11	—
Canada, Mexico and Latin America	6	4	5

	100%	100%	100%

As of July 31, 2004 and 2003, respectively, approximately 99% of the Company’s long-lived assets were located in the United States.

For the years ended July 31, 2004 and 2003, The Netherlands, which is within the Europe region, accounted for approximately 24% and 18%, respectively, of the Company’s consolidated net revenues, and Singapore, which is within the Asia/Pacific & Pacific Rim region, accounted for approximately 10% and 9%, respectively, of the Company’s consolidated net revenues.

(4)    DISCONTINUED OPERATIONS AND DIVESTITURES

The Company follows the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under the provisions of SFAS No. 144, certain disposal activities that previously did not qualify for discontinued operations accounting will now be required to be reported as discontinued operations. SFAS No. 144 requires that a disposal of a component of an entity comprising operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes from the rest of the entity, shall be reported as discontinued operations if (a) the operations of the component have been or will be eliminated from the ongoing operations of the entity as a result of the disposition activity, and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

During fiscal year 2003, the Company’s divestitures of Engage, NaviSite, Yesmail and Tallán, the asset sales by uBid and AltaVista, and the cessation of operations by ProvisionSoft met the criteria for discontinued operations accounting specified in SFAS No. 144. Accordingly, uBid, which was previously included in the eBusiness and Fulfillment segment, Tallán, Yesmail, AltaVista, ProvisionSoft and Engage, which were previously included in the Enterprise Software and Services segment and NaviSite, which was previously included in the Managed Application Services segment, have been reported as discontinued operations in the Company’s consolidated financial statements for all periods presented.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended July 31, 2004, the Company recorded losses from discontinued operations of $1.3 million. These losses were primarily attributable to residual costs associated with the discontinued operations of AltaVista, Yesmail and uBid subsequent to divestiture.

Summarized financial information for the discontinued operations of Engage, NaviSite, Yesmail, Tallán, uBid, AltaVista and ProvisionSoft are as follows:

	Years Ended July 31,
	2004	2003	2002
	(in thousands)
Results of operations:
Net revenues	$—	$168,736	$583,769
Total expenses	(1,298)	(374,893)	(1,124,433)

Net loss	(1,298)	(206,157)	(540,664)

Recognition of minority interest upon cessation of operations—ProvisionSoft	—	35,666	—
Gain on sale of NaviSite	—	2,291	—
Loss on sale of Engage	—	(16,467)	—
Gain on asset sale by AltaVista	—	99,405	—
Gain on sale of Yesmail	—	1,632	—
Gain on sale of Tallán	—	1,896	—
Gain on asset sale by uBid	—	108	—

Net loss from discontinued operations	$(1,298)	$(81,626)	$(540,664)

	July 31,
	2004	2003
	(in thousands)
Financial position:
Current assets	$83	$1,876
Property and equipment, net	—	75
Other assets	14	—
Total liabilities	(253)	(2,019)

Net liabilities of discontinued operations	$(156)	$(68)

(5)    DECONSOLIDATION OF SIGNATURES SNI, INC.

Beginning in February 2001, CMGI’s ownership interest in Signatures was reduced to below 50% as a result of the sale of the Company’s majority interest. As such, beginning in February 2001, the Company began to account for its investment in Signatures under the equity method of accounting, rather than the consolidation method.

On November 6, 2002, the Company entered into a Recapitalization Agreement in which Signatures paid the Company a total of $8.0 million to: (i) redeem all of the capital stock held by the Company; (ii) retire a portion of the outstanding principal balance on the promissory note held by the Company; and (iii) retire all of the outstanding accrued interest relating to the promissory note. In addition, the Company contributed the remaining promissory note principal balance to the capital of Signatures and cancelled the outstanding warrants. As a result of this transaction, during the fiscal year ended July 31, 2003, the Company recorded a pre-tax loss of approximately $14.1 million (see Note 12).

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    AVAILABLE-FOR-SALE SECURITIES

At July 31, 2004, on a consolidated basis, CMGI held approximately $0.3 million in available-for-sale securities. Available-for-sale securities at July 31, 2003 primarily consisted of approximately 3.2 million shares of Overture common stock held by AltaVista and valued at approximately $75.9 million. These available-for-sale securities are recorded at fair value. Any unrealized holding gains or losses are excluded from net income (loss) and are reported as a component of accumulated other comprehensive income (loss).

(7)    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	July 31,
	2004	2003
	(in thousands)
Machinery and equipment	$7,513	$8,094
Leasehold improvements	2,025	3,182
Software	15,313	13,299
Other	4,627	2,562

	29,478	27,137
Less: Accumulated depreciation and amortization	(22,232)	(18,539)

Net property and equipment	$7,246	$8,598

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of intangible assets and stock-based compensation consists of the following:

	Years Ended July 31,
	2004	2003	2002
	(in thousands)
Amortization of intangible assets	$—	$—	$4,723
Amortization of stock-based compensation	333	218	218

Total	$333	$218	$4,941

The amortization of intangible assets for the fiscal year ended July 31, 2002 would have been primarily allocated to general and administrative expense had the Company recorded the expenses within the functional operating expense categories. The amortization of stock-based compensation for each of the years ended July 31, 2004, 2003 and 2002 would have been primarily allocated to general and administrative expense had the Company recorded the expenses within the functional department of the employee or director.

The following unaudited pro forma financial information presents the consolidated operations of the Company as if the fiscal year 2002 acquisition of the assets and operations of SL Supply Chain had occurred as of the beginning of fiscal year 2002, after giving effect to certain adjustments including the elimination of SL Supply Chain’s amortization of goodwill and non-recurring restructuring charges that are not indicative of normal operating results. The following unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisition been consummated on the date assumed and do not project the Company’s results of operations for any future period:

July 31, 2002
(in thousands, except per share data)
Net revenue	$479,600
Loss from continuing operations before extraordinary item	$(116,097)
Net loss available to common stockholders	$(464,276)
Loss available to common stockholders per share (basic and diluted)	$(1.22)

(9)    IMPAIRMENT OF LONG-LIVED ASSETS, GOODWILL AND OTHER INTANGIBLE ASSETS

The Company follows the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, the Company is required to test certain long-lived assets or groups of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. SFAS No. 144 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group exceeds its fair value. When events or changes in circumstances dictate an impairment review of a long-lived asset or group, the Company will evaluate recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company will measure any impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value.

SFAS No. 142 required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company was required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the provisions of SFAS No. 142, the Company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Based on the provisions of the standard, the Company has determined that it currently has one reporting unit for purposes of goodwill impairment testing. Following the adoption of SFAS No. 142, the Company concluded that there was no impairment indicated as of August 1, 2002. Additionally, the Company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. The Company performed its annual impairment test in the fourth quarter of fiscal 2004 and concluded goodwill was not impaired. At July 31, 2004 the Company’s carrying value of goodwill totaled $22.1 million.

The changes in the carrying amount of goodwill for the fiscal years ended July 31, 2004 and 2003 are as follows:

	eBusiness and Fulfillment Segment	Enterprise Software and Services Segment	Total
	(in thousands)
Balance as of July 31, 2002	$22,122	$2,219	$24,341
Goodwill written off related to sale of subsidiary	—	(2,219)	(2,219)

Balance as of July 31, 2003	$22,122	$—	$22,122

Balance as of July 31, 2004	$22,122	$—	$22,122

The reconciliation of net income (loss) available to common stockholders before goodwill amortization expense, for the fiscal years ended July 31, 2004, 2003 and 2002, is as follows:

	Years Ended July 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Income (loss) from continuing operations before extraordinary item, as reported	$88,273	$(134,682)	$(54,331)
Add back: goodwill amortization expense, net of tax	—	—	4,888

Adjusted income (loss) from continuing operations before extraordinary item	$88,273	$(134,682)	$(49,443)

Net income (loss) available to common stockholders, as reported	$88,273	$(216,308)	$(463,714)
Add back: goodwill amortization expense, net of tax	—	—	226,382

Adjusted net income (loss) available to common stockholders	$88,273	$(216,308)	$(237,332)

Basic and diluted income (loss) per share from continuing operations before extraordinary item as reported	$0.22	$(0.34)	$(0.14)
Add back: goodwill amortization expense, net of tax	—	—	0.01

Adjusted basic and diluted income (loss) per share from continuing operations before extraordinary item as reported	$0.22	$(0.34)	$(0.13)

Basic and diluted income (loss) per share available to common stockholders as reported	$0.22	$(0.55)	$(1.22)
Add back: goodwill amortization expense, net of tax	—	—	0.60

Adjusted basic and diluted income (loss) per share available to common stockholders	$0.22	$(0.55)	$(0.62)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    RESTRUCTURING CHARGES

The following tables summarize the activity in the restructuring accrual for fiscal 2004, 2003 and 2002:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2001	$470	$68,719	$—	$69,189

Q1 Restructuring	445	7,091	4,119	11,655
Q2 Restructuring	1,001	2,684	—	3,685
Q3 Restructuring	634	457	—	1,091
Q4 Restructuring	375	4,390	1,090	5,855
Restructuring adjustments	—	(25,404)	—	(25,404)
Cash charges	(2,492)	(29,855)	—	(32,347)
Non-cash charges	(13)	(6,109)	(5,209)	(11,331)

Accrued restructuring balance at July 31, 2002	$420	$21,973	$—	$22,393

Q1 Restructuring	19	146	—	165
Q2 Restructuring	42	3,832	6,256	10,130
Q3 Restructuring	1,783	10,723	7,838	20,344
Q4 Restructuring	1,966	19,245	5,351	26,562
Restructuring adjustments	—	(1,853)	—	(1,853)
Cash charges	(2,902)	(35,174)	—	(38,076)
Non-cash charges	207	(281)	(19,445)	(19,519)

Accrued restructuring balance at July 31, 2003	$1,535	$18,611	$—	$20,146

Q1 Restructuring	345	941	504	1,790
Q2 Restructuring	35	150	—	185
Q3 Restructuring	55	—	—	55
Q4 Restructuring	12	296	—	308
Restructuring adjustments	—	3,266	—	3,266
Cash charges	(1,686)	(8,175)	—	(9,861)
Non-cash charges	—	(244)	(504)	(748)

Accrued restructuring balance at July 31, 2004	$296	$14,845	$—	$15,141

It is expected that the payments of employee-related expenses will be substantially completed by July 31, 2005. The remaining contractual obligations primarily relate to facility lease obligations for vacant space (certain lease terms extending through May 2012) resulting from the cessation of operations of certain of the Company’s subsidiaries in prior periods and the restructuring of excess plant capacity within the U.S. operations of the Company’s SalesLink subsidiary.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net restructuring charges (benefits) for the fiscal years ended July 31, 2004, 2003 and 2002 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Years Ended July 31,
	2004	2003	2002
	(in thousands)
Cost of revenue	$2,981	$20,279	$(12,152)
Research and development	—	—	112
Selling	—	264	437
General and administrative	2,623	34,805	8,485

	$5,604	$55,348	$(3,118)

The Company’s restructuring initiatives during fiscal 2004, 2003 and 2002 involved strategic decisions to exit certain businesses and to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contract terminations, severance charges and facility and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries to increase operational efficiencies, improve margins, and further reduce expenses. Severance charges included employee termination costs as a result of workforce reductions. The contract terminations primarily consisted of costs to exit facility and equipment leases, including leasehold improvements, and to terminate bandwidth and other vendor contracts. The Company also recorded charges related to operating leases with no future economic benefit to the Company as a result of the abandonment of unutilized facilities.

During the fiscal year ended July 31, 2004, the Company recorded net restructuring charges of approximately $5.6 million. The restructuring charges primarily reflect adjustments of approximately $1.8 million at iCast and $2.9 million at SalesLink to previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the estimated length of time required to sublease each vacant space and the expected rent recovery rates.. These charges were partially offset by a $0.9 million reduction to a previously recorded restructuring estimate for a facility lease obligation that the Company settled for an amount less than originally estimated. During the fiscal year ended July 31, 2004, the Company also recorded a $0.6 million charge related to a hosting services contract that the Company is no longer utilizing, as it represented excess capacity. The reduction in hosting services required to support the business is primarily the result of the divestiture of several subsidiaries in fiscal 2003. During the fiscal year ended July 31, 2004, the Company also recorded a charge of $0.4 million related to a workforce reduction of 42 employees, a charge of $0.5 million to write-off certain software and hardware related assets no longer being utilized by the Company, and a $0.5 million charge related to equipment and facility lease obligations under which the Company expects to realize no future economic benefit..

During the fiscal year ended July 31, 2003, the Company recorded net restructuring charges of approximately $55.3 million. The charges primarily related to restructuring initiatives at SalesLink, which recorded charges of approximately $21.7 million during the period, and at the Company’s corporate headquarters which recorded charges of approximately $31.3 million during the period. The restructuring charges at SalesLink included charges related to unoccupied facilities in California ($7.2 million), vacant partitioned space in SalesLink’s Memphis facility ($3.3 million), unutilized fixed assets in these facilities ($7.8 million), and a workforce reduction of 219 employees ($2.3 million). These restructuring charges were the result of the implementation of a restructuring plan designed to reduce overhead costs in response to reduced demand for U.S. based supply chain management services. The restructuring charges at the Company’s corporate headquarters primarily included the termination of its facility lease obligation at its headquarters in Andover, MA ($10.0 million), certain operating equipment lease

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations ($5.2 million) under which the Company expects to realize no future economic benefit, the restructuring of the Company’s hosting services arrangements ($0.9 million) in response to the divestiture of several subsidiaries and the reduction in hosting services required to support the ongoing business operations of the Company, and a workforce reduction of 54 employees ($1.6 million) as part of the Company’s continued focus on cost savings. The balance of the Company’s restructuring charges during the fiscal year ended July 31, 2003 related primarily to the recognition of the cumulative translation component of equity as a result of the shutdown of the Company’s European operations ($5.0 million), the write-off of certain software related and leasehold improvement assets ($6.6 million), and a charge related to facility lease obligations beyond the Company’s previous estimates ($3.2 million). These charges were partially offset by the settlement of certain facility lease obligations related to the Company’s European operations for amounts less than originally anticipated ($1.5 million). The Company also recognized restructuring charges of $2.7 million related to operating equipment and facility lease obligations at its NaviPath, iCast, and MyWay subsidiaries under which the Company expects to realize no future economic benefit.

During the fiscal year ended July 31, 2002, the Company recorded a net restructuring benefit of approximately $3.1 million. The restructuring benefit primarily resulted from certain vendor and customer contractual obligations of NaviPath (primarily purchase commitments and service contracts) being settled for amounts less than originally estimated ($21.1 million). The restructuring benefit was partially offset by charges related to restructuring initiatives at the Company’s NaviPath, iCast and MyWay subsidiaries, as well as at the Company’s Andover, MA. corporate headquarters. The restructuring charges at NaviPath related to severance, legal, and other professional fees incurred in connection with the cessation of its operations ($4.1 million). The restructuring charge at iCast related to vacant space at iCast’s corporate headquarters in Woburn, MA. The restructuring charges at MyWay included the write-off of property and equipment, as well as the termination of customer and vendor contracts in connection with the cessation of its operations ($5.4 million). The restructuring charge at the Company’s headquarters consisted of severance costs for the termination of approximately 70 employees ($0.9 million), as well as costs related to vacant space at certain of the Company’s facilities in San Francisco, CA ($2.3 million), and in Europe ($2.6 million), as well as unutilized fixed assets related to these facilities ($2.0 million) from which the Company expects to realize no future economic benefit.

(11)    CMGI@VENTURES INVESTMENTS

The Company’s first Internet venture fund, CMG@Ventures I was formed in April 1995. The Company owns 100% of the capital and is entitled to approximately 77.5% of the cumulative net profits of CMG@Ventures I. The Company completed its $35.0 million commitment to this fund during fiscal year 1997. The Company’s second Internet venture fund, CMG@Ventures II, was formed during fiscal year 1997. The Company owns 100% of the capital and is entitled to approximately 80% of cumulative net profits of CMG@Ventures II. The remaining interest in these investments are attributed to profit members, including David Wetherell, the Company’s Chairman and former Chief Executive Officer. The Company is responsible for all operating expenses of CMG@Ventures I. CMG@Ventures II did not invest in any companies during fiscal years 2004, 2003 and 2002.

In fiscal year 1999, CMGI formed the @Ventures III venture capital fund (@Ventures III Fund). The @Ventures III Fund secured capital commitments from outside investors and CMGI to be invested in emerging Internet service and technology companies. The @Ventures III Fund consists of four entities, which co-invest in each investment made by the @Ventures III Fund. Approximately 78% of each investment made by the @Ventures III Fund is made by two entities: @Ventures III, L.P. and @Ventures Foreign Fund III, L.P. CMGI does not have a direct ownership interest in either of these entities, but CMGI is entitled to approximately 0.1% of the capital of each entity as a result of its ownership of an approximately 10% interest in the general partner of each of such entities, @Ventures Partners, III, LLC (@Ventures Partners III). The Company has committed to contribute up to $56.0 million to its limited liability company subsidiary, CMG@Ventures III, equal to 19.9% of total amounts

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

committed to the @Ventures III Fund, of which approximately $53.8 million has been funded as of July 31, 2004. CMGI owns 100% of the capital and is entitled to approximately 80% of the cumulative net capital gains realized by CMG@Ventures III. @Ventures Partners III is entitled to the remaining 20% of the net capital gains realized by CMG@Ventures III. The remaining 2% invested in each @Ventures III Fund investment is provided by a fourth entity, @Ventures Investors, LLC, in which CMGI has no interest. The Company’s Chairman and former Chief Executive Officer has an individual ownership interest in @Ventures Investors and, as a member of @Ventures Partners III, is entitled to a portion of net gains distributed to @Ventures Partners III. CMG@Ventures III did not invest in any companies during fiscal year 2004, 2003 and 2002.

During fiscal year 2000, CMGI formed an expansion fund to the @Ventures III Fund to provide follow-on financing to existing @Venture III Fund investee companies pursuant to which CMGI’s commitment increased by $38.2 million through its limited liability company subsidiary CMG@Ventures Expansion, LLC. In fiscal year 2002 this amount was reduced to $20.1 million, of which $16.7 million has been funded as of July 31, 2004. The @Ventures Expansion Fund has a structure that is substantially identical to the @Ventures III Fund, and CMGI’s interests in this fund are comparable to its interests in the @Ventures III Fund. CMG@Ventures Expansion invested a total of approximately $0.4 million in two companies in fiscal year 2002, approximately $0.7 million in three companies during fiscal year 2003, and did not invest in any companies during fiscal year 2004.

Also during fiscal year 2000, CMGI announced the formation of three new venture capital funds: CMGI@Ventures IV, LLC, CMGI @Ventures B2B, LLC (the B2B Fund) and CMGI @Ventures Technology Fund, LLC (the Tech Fund). CMGI owns 100% of the capital and is entitled to a percentage (ranging from approximately 80% to approximately 92.5%) of the net capital gains realized by CMGI@Ventures IV, the B2B Fund and the Tech Fund. During fiscal year 2001, the B2B Fund and Tech Fund were merged with and into CMGI@Ventures IV, creating a single evergreen fund. During fiscal year 2002, CMGI@Ventures IV invested approximately $7.8 million in four companies. During fiscal year 2003, CMGI@Ventures IV invested $3.8 million in two companies. During fiscal year 2004, CMGI @Ventures IV invested $2.1 million in two companies and received distributions of approximately $0.4 million.

During fiscal year 2004, CMGI formed a new venture capital fund: @Ventures V, LLC. CMGI owns 100% of the capital and is entitled to approximately 93% of the capital gains realized by @Ventures V, LLC. During fiscal year 2004, @Ventures V, LLC did not make any investments.

As of July 31, 2004, the Company, through its @Ventures entities, held investments in 23 portfolio companies. From time to time, the Company may make new and follow-on venture capital investments and may from time to time receive distributions from investee companies. As of July 31, 2004, the Company was not obligated to fund any new or follow-on investments.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    OTHER GAINS (LOSSES), NET

The following schedule reflects the components of “Other gains (losses), net”:

	Years Ended July 31,
	2004	2003	2002
	(in thousands)
Gain (loss) on sales of marketable securities	$44,543	$14,371	$(31,945)
Gain on derivative and sale of hedged Yahoo!, Inc. shares	—	—	53,897
Loss on impairment of marketable securities	(27)	(579)	(2,526)
Loss on impairment of investments in affiliates	(1,584)	(28,165)	(44,650)
Loss on sale of Equilibrium Technologies, Inc.	—	(3,527)	—
Loss on sale of Activate.Net Corporation	—	—	(21,444)
Impairment of investment in Signatures SNI, Inc.	—	(14,056)	—
Loss on mark-to-market adjustment for trading security	—	(6,348)	(20,683)
Other, net	466	(3,013)	(632)

	$43,398	$(41,317)	$(67,983)

During the fiscal year 2004, the Company sold marketable securities for total proceeds of approximately $79.8 million and recorded net pre-tax gains of approximately $44.5 million on these sales. The shares sold during fiscal year 2004 consisted of approximately 0.2 million shares of NaviSite, Inc. common stock for total proceeds of approximately $1.0 million, approximately 1.0 million shares of Loudeye Corp. (formerly Loudeye Technologies, Inc.) common stock sold for proceeds of approximately $2.4 million, approximately 3.2 million shares of Overture Services, Inc. common stock sold by the Company’s AltaVista subsidiary for total proceeds of approximately $75.4 million and approximately 0.2 million shares of Primus Knowledge Solutions common stock for proceeds of approximately $1.0 million. The Company also recorded impairment charges of approximately $1.6 million during fiscal year 2004 for other than temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC.

During fiscal year 2003, the Company sold marketable securities for total proceeds of approximately $34.6 million and recorded a net pre-tax gain of approximately $14.4 million on these sales. These sales primarily consisted of approximately 4.6 million shares of Vicinity stock for proceeds of approximately $15.4 million and approximately 1.1 million shares of Overture Services, Inc. stock sold by AltaVista for total proceeds of approximately $17.9 million. The Company also recorded a loss of approximately $6.3 million on the mark-to-market adjustment of a trading security and recorded impairment charges of approximately $28.2 million for other-than-temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC. During the period, the Company recorded an impairment of its investment in Signatures SNI, Inc. (“Signatures”) and a loss on its divestiture of its ownership interests in Equilibrium Technologies, Inc. (“Equilibrium”), and recorded losses of approximately $14.1 million and $3.5 million, respectively (See Note 5).

During fiscal year 2002, the Company sold marketable securities for total proceeds of approximately $20.6 million and recorded a net pre-tax loss of approximately $32.0 million on these sales. These sales primarily consisted of approximately 7.1 million shares of Primedia, Inc. stock for proceeds of approximately $15.9 million, approximately 356,000 shares of MKTG Services Group, Inc. stock for total proceeds of approximately $1.1 million, approximately 3.7 million shares of Divine stock for total proceeds of approximately $2.8 million and approximately 3.2 million shares of NexPrise, Inc. (NexPrise, formerly Ventro Corporation) stock for total proceeds of approximately $0.8 million. The Company also settled the final tranche of its borrowing arrangement

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that hedged a portion of the Company’s investment in Yahoo! common stock. In connection with the settlement, the Company delivered 581,499 shares of Yahoo! stock and recognized a pre-tax gain of approximately $53.9 million (See Note 13). The Company also recorded net impairment charges of approximately $44.7 million for other-than-temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV. The Company completed the sale of its majority-owned subsidiary, Activate.Net Corporation (Activate), to Loudeye Technologies, Inc. and recorded a pre-tax loss of approximately $21.4 million, and the Company recorded a $20.7 million loss on the mark-to-market adjustment of a trading security (See Note 15).

(13)    BORROWING ARRANGEMENTS

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

Prior to July 31, 2004, the Company’s SalesLink subsidiary had a revolving bank credit facility of $23.0 million and a term loan facility of $4.8 million. On July 31, 2004, SalesLink replaced its outstanding bank facilities with a new Loan and Security Agreement (the Loan Agreement). The Loan Agreement provides a revolving credit facility not to exceed $30.0 million. Interest on the revolving credit facility is based on Prime or LIBOR rates plus an applicable margin. The effective interest rate was 3.5625% at July 31, 2004. Advances under the credit facility may be in the form of loans or letters of credit. As of July 31, 2004, approximately $15.8 million of borrowings were outstanding under the facility, and approximately $7.8 million had been reserved in support of outstanding letters of credit. All borrowings under the Loan Agreement mature on June 30, 2005. The

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s credit facilities in fiscal 2004 and 2003 included restrictive financial covenants, all of which SalesLink was in compliance with at July 31, 2004 and 2003, respectively. These covenants include liquidity and profitability measures and restrictions that limit the ability of SalesLink, among other things, to merge, acquire or sell assets without prior approval from the bank.

SalesLink has a $1.7 million mortgage arrangement with a bank in Ireland. The mortgage provides for interest at the One Month EURIBOR, plus 1.75%. The effective interest rate was approximately 3.85% and 3.83% at July 31, 2004 and 2003, respectively. The mortgage arrangement matures in 2015 and is secured by the mortgaged property as well as the borrower’s assets.

Maturities of long-term debt are approximated as follows: 2005, $16.0 million; 2006, $0.2 million; 2007, $0.2 million; 2008, $0.2 million; 2009, $0.2 million; and thereafter, $0.8 million.

Long-term debt consists of the following:

	July 31,
	2004	2003
	(in thousands)
Revolving line of credit payable to a bank issued by SalesLink	$15,785	$—
Long-term debt to a bank	—	6,259
Mortgage arrangement to a bank issued by SalesLink	1,722	1,785
Other	—	251

	17,507	8,295
Less: Current portion	15,963	6,622

	$1,544	$1,673

(14)    COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through June 2015. Future minimum payments including restructuring related obligations as of July 31, 2004 are as follows:

	Operating Leases	Stadium	Other Contractual Obligations	Total
	(in thousands)
For the fiscal years ended July 31:
2005	$9,620	$1,600	$175	$11,395
2006	6,133	1,600	175	7,908
2007	5,596	1,600	175	7,371
2008	5,576	1,600	175	7,351
2009	8,274	1,600	175	10,049
Thereafter	10,328	9,600	844	20,772

	$45,527	$17,600	$1,719	$64,846

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $2.5 million.

Total rent and equipment lease expense charged to continuing operations was approximately $8.2 million, $14.3 million, and $29.6 million for the years ended July 31, 2004, 2003 and 2002, respectively.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

From time to time, the Company guarantees certain indebtedness obligations of its subsidiary companies, limited to the borrowings from financial institutions and purchase commitments to certain vendors. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its financial institutions and vendors, the Company will be required to settle the obligation.

From time to time, the Company agrees to provide indemnification to its customers in the ordinary course of business. Typically, the Company agrees to indemnify its customers for losses caused by the Company including with respect to certain intellectual property, such as databases, software masters, certificates of authenticity and similar valuable intellectual property. As of July 31, 2004, the Company had no recorded liabilities with respect to these arrangements.

The Company has provided facility lease guarantees in conjunction with certain of its fiscal 2003 divestitures. These guarantees, totaling to approximately $4.3 million as July 31, 2004, have definitive expiration dates through November 2006.

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

On August 23, 2004, the U.S. Bankruptcy Court entered an order consolidating the foregoing two cases into a single proceeding.

The Company is also a party to other litigation, which it considers routine and incidental to its business. Management does not expect the results of any of such routine and incidental matters to have a material adverse effect on the Company’s business, results of operation or financial condition.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    RETIREMENT OF SERIES C CONVERTIBLE PREFERRED STOCK

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

In November 2001, the Company repurchased all of the outstanding shares of its Series C Convertible Preferred Stock pursuant to privately negotiated stock exchange agreements with the holders of the Series C Preferred Stock (the “Holders”). Under these agreements, the Company repurchased all of the outstanding shares of its Series C Preferred Stock for aggregate consideration consisting of approximately $100.3 million in cash, approximately 34.7 million shares of the Company’s common stock, and an obligation to deliver, no later than December 2, 2002, approximately 448.3 million shares of Pacific Century CyberWorks Limited (PCCW) stock. The Company recorded a gain on this transaction of approximately $65.5 million.

In addition, due to the delayed delivery obligation with respect to the PCCW shares, the Company made cash payments to the Holders of approximately $7.2 million during fiscal 2002 and approximately $8.0 million during fiscal 2003.

The carrying value of the consideration exchanged approximated fair market value at the date of the transaction. As a result, in November 2001, the Company reclassified its investment in PCCW shares from “Other assets” to “Trading security” in accordance with SFAS No. 115, and recorded the liability related to the obligation to deliver the PCCW stock as a current note payable, both of which were carried at market value. Changes in the fair value of the PCCW stock and the note payable were recorded in the consolidated statements of operations as Other gains (losses), net and as adjustments to interest expense, respectively. The fair market value adjustment of the note payable for fiscal year ended July 31, 2003 was $6.3 million, and resulted in a $6.3 million decrease to interest expense, which was offset by a loss of $6.3 million on the fair value adjustment of the trading security which was included in Other gains (losses), net.

On December 2, 2002, the Company fulfilled its obligation to deliver approximately 448.3 million shares of PCCW stock to the Holders. No gain or loss was recognized upon settlement.

(16)    STOCKHOLDERS’ EQUITY

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

During fiscal 2004, the Company issued 0.4 million shares in conjunction with settlement of certain obligations. The Company also granted an aggregate of 0.5 million restricted shares to certain executives and employees of the Company.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17)    STOCK OPTION PLANS

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

In March 2002, the Board of Directors adopted the 2002 Plan, pursuant to which 4,150,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 19,150,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards may be granted to the Company’s or its subsidiaries’ employees, other than those who are also officers or directors, as defined. The Board of Directors administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2002 Plan at July 31, 2004 expire through 2010.

In October 2000, the Board of Directors adopted the 2000 Plan, pursuant to which 15,500,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). No further option grants will be made under the 1986 Plan, however all outstanding options under the 1986 Plan remain in effect. Under the 2000 Plan, non-qualified stock options or incentive stock options may be granted to the Company’s or its subsidiaries’ employees, consultants, advisors or directors, as defined. The Board of Directors administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2000 Plan at July 31, 2004 expire through 2010.

The 1999 Directors’ Plan, approved in fiscal year 2000, replaces the Company’s 1995 Directors’ Plan. Pursuant to the 1999 Directors’ Plan, 2,000,000 shares of the Company’s common stock were initially reserved. In March 2003, the Board of Directors approved an amendment to the 1999 Directors Plan. Each eligible director who is elected to the Board for the first time will be granted an option to acquire 200,000 shares of common stock (the “Initial Option”). Each Affiliated Director who ceases to be an Affiliated Director and is not otherwise an employee of the Company or any of its subsidiaries or affiliates will be granted, on the date such director ceases to be an Affiliated Director but remains as a member of the Board of Directors, an Initial Option to acquire 200,000 shares of common stock under the plan. Each Initial Option will vest and become exercisable as to 1/36th of the number of shares of common stock originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. On each anniversary of the grant of the Initial Option to an eligible director, each eligible director will automatically be granted an option to purchase 24,000 shares of common stock (an “Annual Option”), provided that such eligible director serves as a director on the applicable anniversary date. Each Annual Option, granted before March 12, 2003, will vest and become exercisable on a monthly basis as to 1/12th of the number of shares originally subject to the option commencing on the 37th month after the grant date, provided that the optionee then serves as a director on such monthly anniversary date. Annual Options granted after March 12, 2003 become exercisable as to 1/36th of the number of shares originally subject to the option on each monthly anniversary date of the date grant, provided that the optionee serves as a director on such monthly anniversary date. Outstanding options under the 1999 Directors’ Plan at July 31, 2004 expire through 2013.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The status of the plans during the three fiscal years ended July 31, 2004, 2003, and 2002 was as follows:

	2004		2003		2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	(in thousands, except exercise price data)
Options outstanding, beginning of year	21,002	$11.76	38,509	$11.08	28,252	$22.02
Granted	2,727	1.30	1,143	0.79	18,579	0.85
Exercised	(4,966)	0.24	(1,606)	0.52	(454)	1.16
Canceled	(1,705)	14.88	(17,044)	10.55	(7,868)	26.78

Options outstanding, end of year	17,058	$13.13	21,002	$11.76	38,509	$11.08

Options exercisable, end of year	9,278	$22.98	11,602	$16.73	12,114	$20.28

Options available for grant, end of year	21,392		23,339		12,544

The following table summarizes information about the Company’s stock options outstanding at July 31, 2004:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
	(number of shares in thousands)
$0.00–$1.00	1,763	6.1 years	$0.39	478	$0.57
$1.01–$2.50	9,209	5.1	1.50	3,217	1.49
$2.51–$5.00	2,252	2.5	2.60	1,750	2.62
$5.01–$25.00	106	1.6	8.89	105	8.90
$25.01–$50.00	505	0.6	41.33	505	41.33
$50.01–$100.00	3,210	0.8	56.11	3,210	56.11
$100.01–$150.00	13	4.1	126.90	13	126.90

	17,058	3.9 years	$13.13	9,278	$22.98

(18)    EMPLOYEE STOCK PURCHASE PLAN

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees purchased 72,558, 557,760, and 614,229 shares of common stock of the Company under the Plan during fiscal years 2004, 2003, and 2002, respectively.

(19)    INCOME TAXES

The components of income tax expense (benefit) have been recorded in the Company’s financial statements as follows:

	Years Ended July 31,
	2004	2003	2002
	(in thousands)
Income (loss) from continuing operations	$(69,532)	$3,249	$(7,096)
Discontinued operations	(122)	—	(335)
Extraordinary gain associated with the early extinguishment of debt	—	—	1,794
Unrealized holding gain (loss) included in comprehensive income (loss), but excluded from net income	—	—	(10,317)
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes charged directly to stockholders’ equity	(773)	—	—

Total income tax expense (benefit)	$(70,427)	$3,249	$(15,954)

The income tax expense (benefit) from continuing operations consists of the following:

	Current	Deferred	Total
	(in thousands)
July 31, 2002:
Federal	$(18,099)	$10,481	$(7,618)
State	(1,622)	2,144	522

	$(19,721)	$12,625	$(7,096)

July 31, 2003:
Federal	$—	$—	$—
State	2,838	—	2,838
Foreign	411	—	411

	$3,249	$—	$3,249

July 31, 2004:
Federal	$—	$—	$—
State	(70,134)	—	(70,134)
Foreign	602	—	602

	$(69,532)	$—	$(69,532)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities have been classified on the accompanying Consolidated Balance Sheets in accordance with the nature of the item giving rise to the temporary differences. The components of deferred tax assets and liabilities are as follows:

	July 31, 2004			July 31, 2003
	Current	Non-current	Total	Current	Non-current	Total
	(in thousands)
Deferred tax assets:
Accruals and reserves	$6,302	$7,538	$13,840	$19,309	$—	$19,309
Tax basis in excess of financial basis of available-for-sale securities	6,277	—	6,277	3,174	—	3,174
Tax basis in excess of financial basis of investments in affiliates	—	70,169	70,169	—	95,274	95,274
Net operating loss and capital loss carryforwards	—	1,542,798	1,542,798	—	1,212,026	1,212,026

Total gross deferred tax assets	12,579	1,620,505	1,633,084	22,483	1,307,300	1,329,783
Less: valuation allowance	(12,579)	(1,620,354)	(1,632,933)	(5,846)	(1,306,352)	(1,312,198)

Net deferred tax assets	—	151	151	16,637	948	17,585

Deferred tax liabilities:
Financial basis in excess of tax basis of available-for-sale securities	—	—	—	(16,637)	—	(16,637)
Financial basis in excess of tax basis for intangible assets and fixed assets	—	(151)	(151)	—	(948)	(948)

Total gross deferred tax liabilities	—	(151)	(151)	(16,637)	(948)	(17,585)

Net deferred tax liability	$—	$—	$—	$—	$—	$—

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2004 will be allocated as follows:

(in thousands)
Income tax benefit recognized in the Consolidated Statement of Operations	$1,622,526
Additional paid in capital	10,407

$1,632,933

The net change in the total valuation allowance for the year ended July 31, 2004 was an increase of $320.7 million. A full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $1.9 billion and $2.1 billion respectively. The federal net operating losses will expire from 2021 through 2024 and the state net operating losses will expire from 2006 through 2014. In addition, the Company has capital loss carryforwards for federal and state tax purposes of approximately $1.7 billion and $2.2 billion respectively. The federal capital losses will expire in 2007 and 2008 and the state capital losses will expire in years 2006 through 2008. The utilization of net operating losses and capital losses may be limited in the future if the Company experiences an ownership change as defined by Internal Revenue Code Section 382. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three-year period.

Income tax expense attributable to income (loss) from continuing operations differs from the computed expense computed by applying the U.S. federal income tax rate of 35 percent to pre-tax income (loss) from continuing operations as a result of the following:

	Years Ended July 31,
	2004	2003	2002
	(in thousands)
Computed “expected” income tax benefit	$6,559	$(46,002)	$(42,921)
Increase (decrease) in income tax benefit resulting from:
Reduction of estimated tax liabilities	(76,439)	—	—
Non-deductible goodwill amortization and impairment charges	—	—	13,713
Losses not benefited (utilized)	(5,247)	48,125	18,952
Non-deductible in-process research and development charge related to acquisition of subsidiaries	—	—	245
State income taxes, net of federal benefit	5,237	1,845	340
Other	358	(719)	2,575

Actual income tax expense (benefit)	$(69,532)	$3,249	$(7,096)

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future. During the fiscal 2004, the Company recorded an income tax benefit of $69.5 million, primarily as a result of a $76.4 million reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes on the Company’s balance sheet.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20)    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected quarterly financial information for the years ended July 31, 2004 and 2003. The operating results for any given quarter are not necessarily indicative of results for any future period. The Company’s common stock is traded on the Nasdaq National Market under the symbol CMGI. Included below are the high and low sales prices during each quarterly period for the shares of common stock as reported by Nasdaq.

	Fiscal 2004 Quarter Ended				Fiscal 2003 Quarter Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	(in thousands except market price data)
Net revenue	$94,888	$100,279	$105,789	$96,466	$113,222	$119,774	$106,109	$97,882
Cost of revenue	87,410	94,139	100,352	90,392	104,363	110,549	98,582	90,389
Research and development	—	—	—	—	332	—	—	—
Selling	1,197	1,010	1,365	1,751	2,087	2,193	1,066	1,446
General and administrative	11,637	8,785	7,641	9,469	22,121	12,917	13,557	13,741
Amortization of intangible assets and stock-based compensation	102	88	72	71	55	54	55	54
Impairment of long-lived assets	—	—	—	—	—	24	432	—
Restructuring, net	1,686	1,069	2,811	38	165	9,041	19,938	26,204

Operating loss	(7,144)	(4,812)	(6,452)	(5,255)	(15,901)	(15,004)	(27,521)	(33,952)
Interest income (expense), net	578	668	348	243	28,054	(24,940)	278	325
Other gains (losses), net	42,144	908	431	(85)	(57,540)	23,468	(11,608)	4,363
Equity in earnings (losses) of affiliates	44	(214)	199	(785)	(515)	(373)	(1,049)	163
Minority interest	(2,281)	87	76	43	65	86	99	69
Income tax (expense) benefit	(2,989)	(1,569)	74,739	(649)	(856)	(738)	(1,073)	(582)

Income (loss) from continuing operations	30,352	(4,932)	69,341	(6,488)	(46,693)	(17,501)	(40,874)	(29,614)
Discontinued operations, net of income taxes	(491)	(554)	61	(314)	(46,891)	(165,765)	117,806	13,224

Net income (loss)	$29,861	$(5,486)	$69,402	$(6,802)	$(93,584)	$(183,266)	$76,932	$(16,390)

Market Price:
High	$1.95	$3.29	$2.84	$2.21	$0.93	$1.74	$1.07	$2.30

Low	$1.36	$1.74	$1.69	$1.31	$0.28	$0.51	$0.68	$0.93

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(21)    COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows:

	For the Year Ended July 31,
	2004	2003	2002
	(in thousands)
Net income (loss)	$86,975	$(216,308)	$(524,918)
Net unrealized holding gain (loss) arising during period	960	50,229	(18,160)
Reclassification adjustment for realized (gains) losses in net income (loss)	(44,543)	(7,444)	1,257

	(43,583)	42,785	(16,903)

Net unrealized foreign currency translation adjustment arising during the period	(338)	(3,942)	(1,062)
Reclassification adjustment for foreign currency adjustment included in net income (loss)	—	5,026	—

	(338)	1,084	(1,062)

Comprehensive income (loss)	$43,054	$(172,439)	$(542,883)

The components of accumulated comprehensive income (loss), net of income taxes, are as follows:

	For the Year Ended July 31,
	2004	2003	2002
	(in thousands)
Net unrealized holding gains (losses)	$(19)	$43,564	$779
Cumulative foreign currency translation adjustment	(316)	22	(1,062)

Accumulated other comprehensive income (loss)	$(335)	$43,586	$(283)

(22)    ALLOWANCES AND RESERVES

Accounts Receivable, Allowance for Doubtful Accounts consist of the following:

	For the Year Ended July,
	2004	2003	2002
	(in thousands)
Balance at beginning of period	$996	$2,299	$2,158
Acquisitions (a)	—	(350)	1,173
Additions charged to costs and expenses (Bad debt expenses)	124	338	132
Deductions charged against accounts receivable	(547)	(1,091)	(1,098)
Deconsolidation and dispositions (b)	—	(200)	(66)

Balance at end of period	$573	$996	$2,299

(a)	Amounts of ($0.4) million and $1.2 million relate to purchase accounting reserves and adjustments as a result of the acquisition of the SL Supply Chain Services International Corp. business in July 2002.
(b)	Amount of $0.2 million in fiscal 2003 relates to the effect of sale of Equilibrium Technologies, Inc. on October 17, 2002.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(23)    SUBSEQUENT EVENTS – (UNAUDITED)

On August 2, 2004, the Company completed its acquisition of Modus, a privately held provider of supply chain management solutions. Under the terms of the Merger Agreement, the Company issued approximately 68.6 million shares of CMGI common stock and assumed or substituted options to purchase approximately 12.6 million shares of CMGI common stock in exchange for all outstanding equity of Modus, and made a net cash payment of approximately $66.2 million to retire Modus’ debt and pay certain deal related costs.

The preliminary purchase price of Modus was approximately $145.0 million, consisting of CMGI common stock valued at approximately $123.0 million, assumed or substituted options valued at approximately $19.0 million, of which approximately $3.0 million will be allocated to deferred compensation, and $3.0 million of deal related costs. The value of the 68.6 million shares of CMGI common stock issued was determined using the 5-day average market price around the measurement date, May 19, 2004, in accordance with EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” and SFAS 141. The value of the 12.6 million options issued was calculated using a Black-Scholes model with the following assumptions: volatility of 100.13%, risk-free interest rate of 2.8% and expected life of 4.7 years. The calculation of the preliminary purchase price is subject to refinement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation herein is based on our preliminary assessment of the fair value of both the assets acquired and liabilities assumed. The Company is in the process of obtaining a third-party valuation of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

August 2, 2004 (in thousands)
Current assets	$159,000
Property, plant, and equipment	32,000
Other non-current assets	18,000
Identifiable intangible assets	28,000
Goodwill	129,000

Total assets acquired	366,000

Current liabilities	120,000
Other non-current liabilities	5,000
Long-term debt	99,000

Total liabilities assumed	224,000

Net assets acquired	$142,000

Deferred compensation component of purchase price	$3,000

Of the $28.0 million of acquired identifiable intangible assets, $22.0 million was assigned to customer relationships (estimated useful life of 7 years), $4.0 million was assigned to developed technology (estimated useful life of 2 to 3 years), and $2.0 million was assigned to trade names (estimated useful life of 3 years).

The balance sheet and results of operations of Modus will be recorded beginning August 2, 2004, during our 2005 fiscal year.

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

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer, and its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions). A copy of the Company’s Code of Business Conduct and Ethics is filed with or incorporated by reference in this report.

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

Equity Compensation Plan Information as of July 31, 2004

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2004:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	15,013,690	$14.75	6,855,665	(1)
Equity compensation plans not approved by security holders	2,044,381	$1.26	15,728,650

Total	17,058,071	$13.13	22,584,315

(1)	Includes 1,192,495 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Additional Information—Certain Relationships and Related Transactions”.

ITEM 14.—PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Additional Information—Independent Auditors’ Fees” and “Additional Information—Audit Committee Policy on Pre-Approval of Services of Independent Auditors”.

PART IV

ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)	Financial Statements, Financial Statement Schedule, and Exhibits

1.	Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

2.	Financial Statement Schedule.

All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

(B)	Reports on Form 8-K

We filed or furnished one report on Form 8-K during our fourth quarter ended July 31, 2004. Information regarding the items reported on is as follows:

Date Filed or Furnished	Item No.	Description
June 10, 2004*	Item 12	On June 10, 2004, the Company furnished a copy of the Company’s earnings release for its fiscal third quarter ended April 30, 2004. Consolidated financial statements for such period were furnished with such report.

*	This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMGI, INC.

Date: October 14, 2004	By:	/s/ JOSEPH C. LAWLER
Joseph C. Lawler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature	Title

/s/ DAVID S. WETHERELL David S. Wetherell	Chairman of the Board of Directors

/s/ JOSEPH C. LAWLER Joseph C. Lawler	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ THOMAS OBERDORF Thomas Oberdorf	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ ANTHONY J. BAY Anthony J. Bay	Director

/s/ VIRGINIA G. BONKER Virginia G. Bonker	Director

/s/ FRANCIS J. JULES Francis J. Jules	Director

/s/ JONATHAN KRAFT Jonathan Kraft	Director

/s/ MICHAEL MARDY Michael Mardy	Director

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, by and among CMGI, Inc., Westwood Acquisition Corp. and Modus Media, Inc., dated as of March 23, 2004 is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 23, 2004 (File No. 000-23262).

2.2	Stock Transfer Agreement, dated as of March 23, 2004, by and among CMGI, Inc., each of the parties listed on Exhibit A thereto and R. Scott Murray and Nicholas Nomicos, as Stockholder Representative, is incorporated herein by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-4 (File No. 333-116417).

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-85047).

3.2	Certificate of Designations, Preferences and Rights of Series D Preferred Stock of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 18, 1999 (File No. 000-23262).

3.3	Amendment of Restated Certificate of Incorporation of the Registrant, dated May 5, 2000 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2000 (File No. 000-23262).

3.4	Certificate of Elimination of Series C Convertible Preferred Stock of the Registrant is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002 (File No. 000-23262).

3.5	Restated By-Laws of the Registrant, as amended, are incorporated herein by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-4 (File No. 333-92107).

4.1	Specimen stock certificate representing the Registrant’s Common Stock.

4.2	Form of senior indenture is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-93005).

4.3	Form of subordinated indenture is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-93005).

10.1*	2000 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 17, 2000 (File No. 000-23262).

10.2*	1986 Stock Option Plan, as amended, is incorporated herein by reference to Appendix IV to the Registrant’s Definitive Schedule 14A filed November 17, 1999 (File No. 000-23262).

10.3*	Amended and Restated 1995 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 16, 2001 (File No. 000-23262).

10.4*	Amended and Restated 1999 Stock Option Plan For Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001 (File No. 000-23262).

10.5*	Amendment No. 1 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-23262).

10.6*	1997 Stock Incentive Plan of Modus Media, Inc., and Amendment No. 1 thereto, is incorporated herein by reference to Exhibit 10.3 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.7*	Amendment No. 2 to 1997 Stock Incentive Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-117878).

10.8*	1997 Class A Replacement Option Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 10.22 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.9*	1997 Class B Replacement Option Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 10.23 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.10*	FY 2004 Executive Officer Bonus Plan for CMGI, Inc. is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 (File No. 000-23262).

10.11*	FY 2004 Executive Officer Bonus Plan for SalesLink Corporation is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 (File No. 000-23262).

10.12*	CMGI, Inc. Director Compensation Plan is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 (File No. 000-23262).

10.13*	2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.14*	Employment Offer Letter from the Registrant to Joseph C. Lawler, dated August 23, 2004 is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.15*	Executive Severance Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.16*	Relocation Expense Reimbursement Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.17*	Indemnification Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.18*	Restricted Stock Agreement, dated as of August 27, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.19*	Offer Letter from the Registrant to George A. McMillan, dated June 11, 2001 is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.20*	CEO Offer Letter from the Registrant to George A. McMillan, dated February 18, 2002, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.21*	Amended and Restated Executive Severance Agreement, dated as of March 1, 2002, by and between the Registrant and George A. McMillan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.22*	Offer Letter from the Registrant to Thomas Oberdorf, dated March 1, 2002, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.23*	Executive Severance Agreement, dated as of March 4, 2002, by and between the Registrant and Thomas Oberdorf is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.24*	Severance Agreement, dated as of April 27, 2001, by and between SalesLink Corporation and Bryce C. Boothby, Jr. is incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 (File No. 000-23262).

10.25*	Executive Retention Agreement, dated as of August 28, 2002, by and between the Company and Peter L. Gray is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.26*	Employment Offer Letter, dated October 2, 2003, from SalesLink Corporation to Patrick Ring.

10.27*	Employment Offer Letter, dated July 9, 2002, from SalesLink Corporation to Rudolph Westerbos, as amended.

10.28*	Severance Agreement, dated August 5, 2002, by and between Modus Media International, Inc. and Daniel Beck.

10.29*	Employment Letter, dated as of June 17, 2004, from Modus Media International, Inc. to W. Kendale Southerland.

10.30*	Form of Restricted Stock Agreement, dated September 2, 2003, by and among the Registrant and each of George A. McMillan, Thomas Oberdorf, Peter L. Gray and Bryce C. Boothby, Jr. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003 (File No. 000-23262).

10.31*	Form of Director Indemnification Agreement (executed by the Registrant and each of David S. Wetherell, George A. McMillan, Anthony J. Bay, Virginia G. Bonker, Francis J. Jules, Jonathan Kraft and Michael Mardy) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.32	Amended and Restated Loan and Security Agreement, dated as of July 31, 2004, by and among SalesLink Corporation, InSolutions Incorporated, On-Demand Solutions, Inc., Pacific Direct Marketing Corp., SalesLink Mexico Holding Corp. and SL Supply Chain Services International Corp., as Borrowers, and LaSalle Bank National Association and Citizens Bank of Massachusetts, as Lenders.

10.33	Lease Agreement, dated October 31, 2003, between ProLogis-North Carolina Limited Partnership and SalesLink Corporation for premises located at Park 100 Industrial Center, Building 29, Indianapolis, Indiana is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003 (File No. 000-23262).

10.34	Lease, dated January 6, 1998, between the Medford Nominee Trust and SalesLink Corporation for premises located at 425 Medford Street, Boston, Massachusetts is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998 (File No. 000-23262).

10.35	Lease, dated September 1, 1998, between Cabot Industrial Properties, L.P. and SalesLink Corporation for premises at 6112 West 73rd Street, Bedford Park, Illinois is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.36	Lease, dated June 30, 1995, between Windy Pacific Partners and Pacific Mailing Corporation for premises located at Lot #2, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.37	First Amendment to Lease Between Windy Pacific Partners and Pacific Mailing Corporation, dated May 28, 1996 for premises located at Lot #2, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.38	Lease, dated July 30, 1995, between Windy Pacific Partners and Pacific Mailing Corporation for premises located at Lot #3, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.39	First Amendment to Lease Between Windy Pacific Partners and Pacific Mailing Corporation, dated December 22, 1995 for premises located at Lot #3, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.40	Second Amendment to Lease Between Windy Pacific Partners and Pacific Mailing Corporation, dated May 28, 1996 for premises located at Lot #3, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.41	Third Amendment to Lease Between Windy Pacific Partners and Pacific Mailing Corporation, dated September 25, 1996 for premises located at Lot #3, Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.42	Lease, dated September 25, 1996, between Windy Pacific Partners and Pacific Direct Marketing Corp. DBA Pacific Link for premises at Lot #4 Dumbarton Business Center, Central Ave., Newark, California is incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.43	Lease made as of August 31, 2000 by and between Industrial Developments International (Tennessee), L.P. and SalesLink Corporation for premises located at 6100 Holmes Road, Suite 101, Memphis, Tennessee is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (File No. 000-23262).

10.44*	CMG @Ventures, Inc. Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997 (File No. 000-23262).

10.45*	CMG @Ventures I, LLC Limited Liability Company Agreement, dated December 18, 1997 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998 (File No. 000-23262).

10.46*	CMG@Ventures II, LLC Operating Agreement, dated as of February 26, 1998 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.47*	Limited Liability Company Agreement of CMG@Ventures III, LLC, dated August 7, 1998 is incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.48*†	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated June 7, 2002 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.49*	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated December 31, 2003.

10.50*	Agreement of Limited Partnership of @Ventures III, L.P., dated August 7, 1998 is incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.51*	Amendment No. 1 to Agreement of Limited Partnership of @Ventures III, L.P., dated August 7, 1998 is incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.52*†	Amendment No. 5 to Agreement of Limited Partnership of @Ventures III, L.P., dated June 7, 2002 is incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.53*	Amendment No. 6 to Agreement of Limited Partnership of @Ventures III, L.P., dated November 10, 2003.

10.54*	Amendment No. 7 to Agreement of Limited Partnership of @Ventures III, L.P., dated June 29, 2004.

10.55	[Reserved.]

10.56*	Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated December 22, 1998 is incorporated herein by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.57*	Amendment No. 1 to Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated December 22, 1998 is incorporated herein by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.58*†	Amendment No. 2 to Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated June 7, 2002 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.59*	Amendment No. 3 to Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated February 26, 2003.

10.60*	Amendment No. 4 to Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated December 1, 2003.

10.61*	Amendment No. 5 to Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated June 30, 2004.

10.62*	Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.63*	First Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 16, 2001.

10.64*	Corrective Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001.

10.65*	Second Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of October 5, 2001.

10.66*	Third Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of April 12, 2002.

10.67*	Fourth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 1, 2002.

10.68*	Fifth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of September 30, 2002.

10.69*	Sixth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of January 24, 2003.

10.70*	Seventh Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of February 3, 2003.

10.71*	Eighth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 14, 2004.

10.72*	Ninth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 18, 2004.

10.73*	Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of June 30, 1999 is incorporated herein by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.74*	First Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of October 15, 2000 is incorporated herein by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.75*	Confirmation of Fee Waiver dated as of December 31, 2003 by and among CMG@Ventures Capital Corp. and @Ventures Partners III, LLC.

10.76*	Second Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of December 31, 2000.

10.77*	Third Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of July 31, 2001.

10.78*	Fourth Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of June 21, 2002.

10.79*	Limited Liability Company Agreement of @Ventures Investors, LLC, dated as of July 31, 1999 is incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.80*	Limited Liability Company Agreement of @Ventures Management, LLC, dated as of May 27, 1998 is incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.81*	Management Contract, dated as of August 7, 1998, by and between @Ventures Management, LLC and @Ventures III, L.P. is incorporated herein by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.82*	Management Contract, dated as of December 22, 1998, by and between @Ventures Management, LLC and @Ventures Foreign Fund III, L.P. is incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.83*	Management Contract, dated as of September 4, 1998, by and between @Ventures Management, LLC and CMG @Ventures III, LLC is incorporated herein by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.84*†	Amendment to Management Contract, dated as of June 7, 2002, by and between @Ventures Management, LLC and @Ventures III, L.P. is incorporated herein by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.85*†	Amendment to Management Contract, dated as of June 7, 2002, by and between @Ventures Management, LLC and @Ventures Foreign Fund III, L.P. is incorporated herein by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.86	Limited Liability Company Agreement of @Ventures V, LLC dated May 14, 2004.

10.87	ModusLink Secured Guaranty, dated as of August 17, 2004, by ModusLink Corporation to and for the benefit of LaSalle Bank National Association, as agent for the Lenders.

10.88	Security Agreement, dated as of August 17, 2004, by and between ModusLink Corporation and LaSalle Bank National Association, as agent for the Lenders.

10.89	Parent Guaranty, dated as of July 31, 2004, by the Registrant to and for the benefit of LaSalle Bank National Association, as agent for the Lenders.

14	Code of Business Conduct and Ethics of the Registrant is incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 (File No. 000-23262).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
†	Confidential treatment requested with respect to certain portions.