Form 10-Q
period 2004-10-31
CMGI INC
filed 2004-12-09
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

As of December 1, 2004, there were 478,752,168 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

CMGI, INC.

FORM 10-Q

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31, 2004	July 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$179,934	$271,871
Available-for-sale securities	274	292
Accounts receivable, trade, net of allowance for doubtful accounts of $2,224 and $573 at October 31, 2004 and July 31, 2004, respectively	185,142	54,296
Inventories	61,320	34,460
Prepaid expenses and other current assets	20,254	21,364
Current assets of discontinued operations	83	83

Total current assets	447,007	382,366

Property and equipment, net	40,411	7,246
Investments in affiliates	23,453	18,635
Goodwill and other intangible assets	201,524	22,122
Other assets	5,759	3,383
Non-current assets of discontinued operations	14	14

	$718,168	$433,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$254	$178
Current portion of capital lease obligations	270	—
Revolving line of credit	15,785	15,785
Accounts payable	148,245	37,055
Current portion of accrued restructuring	11,793	8,872
Accrued income taxes	29,346	24,352
Accrued expenses	47,787	32,298
Other current liabilities	2,893	2,565
Current liabilities of discontinued operations	—	155

Total current liabilities	256,373	121,260

Long-term debt, net of current portion	1,899	1,544
Long-term portion of accrued restructuring	7,868	6,269
Long-term portion of capital lease obligations	1,125	—
Other long-term liabilities	14,651	10,857
Non-current liabilities of discontinued operations	98	98
Minority interest	99	423
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at October 31, 2004 and July 31, 2004	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and outstanding 476,677,981 at October 31, 2004 and 401,572,283 shares at July 31, 2004	4,767	4,016
Additional paid-in capital	7,448,804	7,300,010
Deferred compensation	(9,755)	(591)
Accumulated deficit	(7,010,338)	(7,009,785)
Accumulated other comprehensive income (loss)	2,577	(335)

Total stockholders’ equity	436,055	293,315

	$718,168	$433,766

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,
	2004	2003
Net revenue	$257,126	$94,888
Operating expenses:
Cost of revenue	225,475	87,410
Selling	5,550	1,197
General and administrative	19,479	11,637
Amortization of intangible assets and stock-based compensation	2,852	102
Restructuring, net	1,336	1,686

Total operating expenses	254,692	102,032

Operating income (loss)	2,434	(7,144)

Other income (expense):
Interest income	630	974
Interest expense	(423)	(396)
Other gains (losses), net	(1,870)	42,144
Equity in income of affiliates, net	199	44
Minority interest	3	(2,281)

	(1,461)	40,485

Income from continuing operations before income taxes	973	33,341
Income tax expense	1,526	2,989

Income (loss) from continuing operations	(553)	30,352
Discontinued operations, net of income taxes:
Loss from discontinued operations	—	(491)

Net income (loss)	$(553)	$29,861

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.00)	$0.08

Loss from discontinued operations	$(0.00)	$(0.00)

Net earnings (loss)	$(0.00)	$0.08

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.00)	$0.07

Loss from discontinued operations	$(0.00)	$(0.00)

Net earnings (loss)	$(0.00)	$0.07

Shares used in computing basic earnings (loss) per share:	469,720	395,735

Shares used in computing diluted earnings (loss) per share:	469,720	402,535

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended October 31,
	2004	2003
Cash flows from operating activities of continuing operations:
Net income (loss)	$(553)	$29,861
Loss from discontinued operations	—	(491)

	(553)	30,352
Adjustments to reconcile net income (loss) to cash used for continuing operations:
Depreciation and amortization	5,230	2,303
Non-operating (gains) losses, net	1,219	(42,144)
Equity in income of affiliates	(199)	(44)
Non-cash restructuring charges	—	594
Minority interest	—	2,281
Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
Trade accounts receivable	(39,859)	1,307
Inventories	(5,074)	(2,739)
Prepaid expenses and other current assets	4,953	(511)
Accounts payable, accrued restructuring and expenses	11,838	(20)
Refundable and accrued income taxes, net	1,526	2,841
Other assets and liabilities	(274)	1,141

Net cash used for operating activities of continuing operations	(21,193)	(4,639)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(2,474)	(1,196)
Net proceeds from sales and maturities of (purchases of) available-for-sale securities, net	—	77,721
Net cash impact of Modus acquisition, including retirement of Modus’ indebtedness	(67,078)	—
Proceeds from affiliate distributions	512	—
Net investments in affiliates	(2,598)	—

Net cash provided by (used for) investing activities of continuing operations	(71,638)	76,525

Cash flows from financing activities of continuing operations:
Repayments of long-term debt	(281)	(614)
Proceeds from issuance of common stock	778	74

Net cash provided by (used for) financing activities of continuing operations	497	(540)

Net cash used for discontinued operations	(155)	(532)

Net effect of exchange rate changes on cash and cash equivalents	552	—

Net increase (decrease) in cash and cash equivalents	(91,937)	70,814
Cash and cash equivalents at beginning of period	271,871	196,916

Cash and cash equivalents at end of period	$179,934	$267,730

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A. NATURE OF OPERATIONS

CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”) provides industry-leading global supply chain management services and marketing distribution solutions that help businesses market, sell and distribute their products and services. In addition, CMGI’s venture capital affiliate, @Ventures, invests venture capital in a variety of technology ventures. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in Delaware in 1986. CMGI’s address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

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

On August 2, 2004, CMGI completed its acquisition of Modus Media, Inc., a privately held provider of supply chain management solutions (“Modus”), which conducted business through its wholly owned subsidiary, Modus Media International, Inc. CMGI acquired Modus in order to expand the geographic presence of its supply chain management offerings, diversify its customer base, broaden its product and service offerings and bolster its management team. Modus Media International, Inc., has been renamed ModusLink Corporation, and the supply chain management business of SalesLink is being integrated with ModusLink and operated under the ModusLink name. Through the formation of ModusLink, CMGI expects to create a supply chain management market leader with nearly $1 billion in annual revenue, 38 locations in 13 countries, including a significant China presence, and a widely diversified client base that includes leaders in technology, software and consumer electronics.

Historically, CMGI’s supply chain management business was operated by SalesLink Corporation and SL Supply Chain Services International Corp. On July 31, 2003, CMGI contributed the capital stock of SL Supply Chain Services International Corp. to SalesLink. As used herein, references to SalesLink for periods prior to August 2, 2004 refer to SalesLink Corporation and SL Supply Chain Services International Corp. References to SalesLink for periods including and after August 2, 2004 refer to SalesLink Corporation’s marketing distribution services business. All references to ModusLink include the marketing distribution services business of SalesLink.

B. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by CMGI in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2004 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2004. The results for the three-month period ended October 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified in accordance with US GAAP to conform to the current year presentation. Discontinued operations reporting has been applied for certain of the Company’s divestitures.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As a result of the Modus acquisition, the Company modified its organizational structure to closely resemble the operating model historically used by Modus. This operating structure is aligned along the Americas, Asia, and Europe regions. Each of these regions has designated management teams with direct responsibility over the operations of the respective regions. As a result, the Company will now report three operating segments, Americas, Asia, and Europe.

In addition to its three current operating segments, the Company continues to report an Enterprise Software and Services segment (that consists of the operations of Equilibrium, and CMGI Solutions), a Portals segment (that consists of the operations of MyWay and iCast) and a Managed Application Services segment (that consists of the operations of NaviPath, ExchangePath, and Activate), as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The historical results of these companies will continue to be reported in the Enterprise Software and Services, Portals and Managed Application Services segments, respectively, as will any residual results from operations that exist through the cessation of operations of these entities, each of which have been divested or substantially wound down.

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

C. NEW ACCOUNTING PRONOUNCEMENTS

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

D. BUSINESS COMBINATIONS

On August 2, 2004, the Company completed its acquisition of Modus. Under the terms of the Merger Agreement, the Company issued approximately 68.6 million shares of CMGI common stock and assumed or

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

substituted options to purchase approximately 12.6 million shares of CMGI common stock in exchange for all outstanding equity of Modus. In addition, the Company paid $100.7 million to retire Modus’ indebtedness and $2.5 million for certain deal related costs. These cash payments were offset by Modus’ cash acquired of $37.0 million, for a net cash payment of $66.2 million. The acquisition expands the geographic presence of the Company’s supply chain management offerings, diversifies its customer base, broadens its product and service offerings and bolsters its management team. These factors contributed to a purchase price in excess of the fair value of Modus’ net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The purchase price to acquire the equity of Modus was approximately $143.3 million, consisting of 68.6 million shares of CMGI common stock valued at approximately $122.8 million, assumed or substituted options valued at approximately $17.0 million, of which approximately $1.8 million will be allocated to deferred compensation, and $3.5 million of deal related costs. The value of the CMGI common stock issued was determined using the 5-day average market price around the measurement date, May 19, 2004, in accordance with Emerging Issues Task Force (EITF) Issue No. 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” and SFAS No. 141 “Business Combinations”. The value of the 12.6 million options issued was calculated using a Black-Scholes model with the following assumptions: volatility of 70.69%, risk-free interest rate of 3.48% and expected lives ranging from 6 months to 6.4 years.

The balance sheet and results of operations of Modus have been included in the Company’s consolidated financial statements beginning August 2, 2004.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

August 2, 2004 (in thousands)
Cash	$37,045
Other current assets	120,482
Property, plant, and equipment	31,388
Other non-current assets	5,316
Identifiable intangible assets	26,590
Goodwill	154,118

Total assets acquired	374,939

Current liabilities	130,502
Other non-current liabilities	2,174
Long-term debt	100,717

Total liabilities assumed	233,393

Net assets acquired	$141,546

Deferred compensation component of purchase price	$1,765

Of the $26.6 million of acquired identifiable intangible assets, $20.5 million was assigned to customer relationships (estimated useful life of 7 years), $3.5 million was assigned to developed technology (estimated useful life of 3 years), $2.2 million was assigned to trade names (estimated useful life of 3 years) and $0.4

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

million was assigned to non-compete agreements (estimated useful life of 1 year). Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually. The preliminary purchase price allocation for Modus is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities acquired becomes available. Any change in the fair value of the net assets of Modus will change the amount of the purchase price allocable to goodwill.

As of October 31, 2004, certain integration activities related to the Company’s acquisition of Modus had not yet been completed. Accordingly, in future periods, the Company expects to incur additional costs related to integrating its acquisition of Modus. These costs may include employee termination charges, costs to exit facility and equipment related obligations, and costs associated with the elimination of redundant overhead and infrastructure between the Company and Modus. Such costs, if incurred, will be reflected as either restructuring charges or as adjustments to goodwill, in accordance will the applicable accounting guidance.

Amortization of intangible assets and stock-based compensation consists of the following:

	For the Three Months Ended October 31,
	2004	2003
Amortization of intangible assets	$1,306	$—
Amortization of stock-based compensation	1,546	102

Total	$2,852	$102

The amortization of intangible assets for the quarter ended October 31, 2004 would have been primarily allocated to selling expenses had the Company recorded the expenses within the functional operating expense categories. The amortization of stock-based compensation for the quarter ended October 31, 2004 would have been allocated $0.2 million to cost of goods sold, $0.3 million to selling expenses and $1.0 million to general and administrative expenses had the Company recorded the expenses within the functional department of the employee or director. The amortization of stock-based compensation for the quarter ended October 31, 2003 would have been allocated to general and administrative expenses.

The changes in the carrying amount of goodwill for the quarter ended October 31, 2004 are as follows:

	Americas	Europe	Asia	Total
	(in thousands)
Balance as of July 31, 2004	$22,122	$—	$—	$22,122
Goodwill from acquisition of Modus	53,869	22,739	77,510	154,118

Balance as of October 31, 2004	$75,991	$22,739	$77,510	$176,240

The following unaudited pro forma financial information presents the consolidated operations of the Company as if the August 2, 2004 acquisition of Modus had occurred as of the beginning of fiscal year 2003, after giving effect to certain adjustments including the elimination of Modus’ amortization of stock compensation that are not indicative of normal operating results. The pro forma financial results of operations included approximately $1.1 million of non-recurring restructuring charges for severance related costs for former Modus executives. The following unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

acquisition been consummated on the date assumed and do not project the Company’s results of operations for any future period:

Three months ended October 31, 2003
(in thousands, except per share data)
Net revenue	$227,085
Income from continuing operations	$31,232
Net income	$30,741
Net income per share (basic and diluted)	$0.06

E. GOODWILL AND INTANGIBLE ASSETS

	Goodwill	Customer Relationships	Developed Technology	Trade Names	Non-compete Agreements	Total
	(in thousands)
Balance as of July 31, 2004	$22,122	$—	$—	$—	$—	$22,122
Goodwill and other intangible assets from the acquisition of Modus	154,118	20,500	3,500	2,190	400	180,708

Gross carrying amount	176,240	20,500	3,500	2,190	400	202,830
Accumulated amortization	—	(731)	(292)	(183)	(100)	(1,306)

Balance as of October 31, 2004	$176,240	$19,769	$3,208	$2,007	$300	$201,524

F. STOCK-BASED COMPENSATION

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

	For the Three Months Ended October 31,
	2004	2003
	(in thousands, except per share amounts)
Net income (loss)	$(553)	$29,861
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,421)	(38,787)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,546	102

Pro-forma net loss	$(11,428)	$(8,824)

Basic—as reported	$(0.00)	$0.08

Basic—pro-forma	$(0.02)	$(0.02)

Diluted—as reported	$(0.00)	$0.07

Diluted—pro-forma	$(0.02)	$(0.02)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended October 31,
	2004	2003
Risk-free interest rate	3.5%	2.7%
Expected dividend yield	0.0%	0.0%
Expected volatility	71.07%	103.5%
Expected life (years)	3.9	4.6
Weighted average fair value of options granted during the period	$0.95	$1.19

During the quarter ended October 31, 2004, the Company issued approximately 5.0 million shares of restricted CMGI common stock to certain executives and other employees of the Company and its subsidiaries. In connection with these restricted stock grants the Company recorded approximately $1.4 million of stock compensation expense during the period. In addition, the Company also recorded approximately $0.1 million of stock compensation expense related to the restricted CMGI common stock issued in fiscal 2004.

G. OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended October 31,
	2004	2003
	(in thousands)
Gain on sales of marketable securities	$—	$42,603
Loss on impairment of investments in affiliates	(425)	(567)
Other, net	(1,445)	108

	$(1,870)	$42,144

During the three months ended October 31, 2004, the Company recorded impairment charges of approximately $0.4 million for other than temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC. In addition, the Company incurred foreign exchange losses of approximately $1.8 million during the three months ended October 31, 2004. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia. The Company has historically had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. As a result of the acquisition of Modus, the Company has added operations in various countries throughout the world and its operating results and financial position can be affected by significant fluctuations in foreign currency exchange rates. Modus has historically used derivative financial instruments to manage the exposure that results from such fluctuations, and the Company expects to continue such practice.

During the three-months ended October 31, 2003, the Company sold marketable securities for total proceeds of approximately $77.7 million and recorded a net pre-tax gain of approximately $42.6 million on these sales. These sales primarily consisted of approximately 1.0 million shares of Loudeye Corp. common stock for proceeds of approximately $2.3 million and approximately 3.2 million shares of Overture Services, Inc. common stock for total proceeds of approximately $75.4 million. The Company also recorded impairment charges of

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

approximately $0.6 million for other than temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with investments made by CMGI@Ventures IV, LLC.

H. RESTRUCTURING CHARGES

The following table summarizes the activity in the restructuring accrual for the three months ended October 31, 2004:

	Employee Related Expenses	Contractual Obligations	Total
	(in thousands)
Accrued restructuring balance at July 31, 2004	$296	$14,845	$15,141

Restructuring liability assumed or accrued in conjunction with the Modus acquisition	3,692	5,128	8,820
Q1 Restructuring	456	856	1,312
Restructuring adjustments	—	24	24
Cash charges	(2,165)	(3,471)	(5,636)

Accrued restructuring balance at October 31, 2004	$2,279	$17,382	$19,661

It is expected that the payments of employee-related expenses will be substantially completed by July 31, 2005. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company, and excess plant capacity relating to the Company’s Modus acquisition on August 2, 2004. The Company anticipates that contractual obligations will be settled by May 2012.

The net restructuring charges for the three months ended October 31, 2004 and 2003 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended October 31,
	2004	2003
	(in thousands)
Cost of revenue	$890	$(104)
General and administrative	446	1,790

	$1,336	$1,686

During the three months ended October 31, 2004, the Company recorded net restructuring charges of approximately $1.3 million. These charges consist of approximately $0.5 million related to a workforce reduction of 27 employees, and approximately $0.8 million relating to unoccupied facilities for which the Company expects to realize no future economic benefit.

In conjunction with the acquisition of Modus, the Company assumed certain restructuring liabilities totaling approximately $2.9 million. In addition, the Company accrued approximately $2.7 million of employee related costs as well as $3.2 million of contractual obligations for facility and equipment related costs as the result of the Company’s integration of certain Modus operations in Europe.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the three months ended October 31, 2003, the Company recorded net restructuring charges of approximately $1.7 million. These charges included a $0.6 million charge related to a hosting services contract that the Company is no longer utilizing, as it represented excess capacity. The reduction in hosting services required to support the Company’s businesses was primarily the result of the divestiture of several subsidiaries in fiscal 2003. Also during the period, the Company recorded a charge of $0.3 million related to a workforce reduction of 17 employees, a charge of $0.5 million to write-off certain software and hardware related assets no longer being utilized by the Company, and a $0.4 million charge related to facility and equipment lease obligations from which the Company expects to realize no future economic benefit.

I. DERIVATIVES AND FINANCIAL INSTRUMENTS

The Company often enters into forward currency exchange contracts to manage exposures to foreign currencies. The fair value of the Company’s foreign currency exchange contracts is estimated based on foreign exchange rates as of the end of each reporting period. The Company’s policy is to not allow the use of derivatives for trading or speculative purposes.

The Company believes that its forward currency exchange contracts economically function as effective hedges of the underlying exposures, however the foreign currency contracts do not meet the specific criteria for hedge accounting defined in SFAS No. 133, thus requiring the Company to record all changes in the fair value of these contracts in earnings in the period of the change. During the-three months ended October 31, 2004, the Company recorded unrealized gains of $0.2 million as a result of fair value changes on its outstanding forward currency exchange contracts. These unrealized gains have been included in Other gains (losses), net in the Company’s condensed consolidated statement of operations.

J. SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, the Company previously reported one operating segment, eBusiness and Fulfillment, which included the results of operations of the Company’s SalesLink subsidiary.

On August 2, 2004, CMGI completed its acquisition of Modus. Modus and SalesLink are being integrated and operated under the name ModusLink. As a result of this acquisition, the Company modified its organizational structure to closely resemble the operating model historically used by Modus. This operating structure is aligned along the Americas, Asia, and Europe regions. Each of these regions has designated management teams with direct responsibility over the operations of the respective regions. Accordingly, the Company’s CODM will now focus primarily on regional information and analysis for purposes of making decisions about allocating resources and assessing performance. As a result, the Company will now report three operating segments, Americas, Asia, and Europe. Historical segment information has been reclassed to conform to current reporting structure.

In addition to its three current operating segments, the Company continues to report an Enterprise Software and Services segment (which consists of the operations of Equilibrium, and CMGI Solutions), a Portals segment (that consists of the operations of MyWay and iCast) and a Managed Application Services segment (that consists of the operations of NaviPath, ExchangePath, and Activate), as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The historical results of these companies will continue to be reported in the Enterprise Software and Services, Portals and Managed

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Application Services segments, respectively, as will any residual results from operations that exist through the cessation of operations of these entities, each of which have been divested or substantially wound down.

Management evaluates segment performance based on segment net revenue, operating income (loss) and “Non-GAAP operating income (loss)”, which is defined as the operating income/(loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, and amortization of intangible assets and stock-based compensation. The Company believes that its Non-GAAP measure of operating income/(loss) provides investors with a useful supplemental measure of the Company’s operating performance by excluding the impact of non-cash charges and restructuring activities. Each of the excluded items (depreciation, long-lived asset impairment, amortization of intangible assets and stock-based compensation and restructuring) were excluded because they may be considered to be of a non-operational nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses Non-GAAP operating income/(loss) to assist in evaluating the performance of the Company’s core operations. Non-GAAP operating income/(loss) does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies. These Non-GAAP results should not be evaluated in isolation of, or as a substitute for the Company’s financial results prepared in accordance with US GAAP.

The “Other” category includes certain corporate infrastructure expenses, which are not identifiable to the operations of the Company’s operating business segments. The Other category represents corporate expenses consisting primarily of directors and officers insurance costs, costs associated with maintaining certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance, as well as certain administrative costs related to the Company’s venture capital affiliates. The Other category’s balance sheet information includes certain cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating business segments.

One customer, Hewlett-Packard based in the U.S. accounted for approximately 39% and 75% of CMGI’s consolidated net revenue for the three months ended October 31, 2004 and 2003, respectively.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Summarized financial information of the Company’s continuing operations by business segment is as follows:

	Three Months Ended October 31,
	2004	2003
	(in thousands)
Net revenue:
eBusiness and Fulfillment
Americas	$107,266	$51,720
Asia	51,329	9,242
Europe	98,453	33,761

Total eBusiness and Fulfillment	257,048	94,723
Managed Application Services	78	165

	$257,126	$94,888

Operating income (loss):
eBusiness and Fulfillment
Americas	$313	$(33)
Asia	6,907	(246)
Europe	(1,205)	1,091

Total eBusiness and Fulfillment	6,015	812
Managed Application Services	78	161
Other	(3,659)	(8,117)

	$2,434	$(7,144)

Non-GAAP operating income (loss):
eBusiness and Fulfillment
Americas	$2,593	$1,268
Asia	9,179	(217)
Europe	447	1,139

Total eBusiness and Fulfillment	12,219	2,190
Managed Application Services	78	161
Other	(3,297)	(5,506)

	$9,000	$(3,155)

	Three Months Ended October 31,
	2004	2003
	(in thousands)
GAAP operating income (loss)	$2,434	$(7,144)
Adjustments:
Depreciation	2,378	2,201
Amortization of intangible assets and stock-based compensation	2,852	102
Restructuring	1,336	1,686

Non-GAAP operating income (loss)	$9,000	$(3,155)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	October 31, 2004	July 31, 2004
	(in thousands)
Total assets of continuing operations:
eBusiness and Fulfillment
Americas	$226,742	$109,065
Asia	201,687	13,252
Europe	152,094	49,949

Total eBusiness and Fulfillment	580,523	172,266
Managed Application Services	1,036	1,053
Portals	414	414
Other	136,098	259,936

	$718,071	$433,669

K. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. Approximately 19.2 million options and 5.3 million unvested restricted shares were excluded from the denominator in the diluted loss per share calculation for the three months ended October 31, 2004, as their inclusion would be antidilutive. For the three months ended October 31, 2003, approximately 6.9 million weighted average common stock equivalents were included in the denominator of the calculation of dilutive earnings per share.

L. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended October 31,
	2004	2003
	(in thousands)
Net income (loss)	$(553)	$29,861
Net unrealized holding gain (loss) arising during period	(18)	487
Reclassification adjustment for net realized gains included in net income (loss)	—	(42,576)

	(18)	(42,089)
Foreign currency translation adjustment arising during period	2,930	(250)

Comprehensive income (loss)	$2,359	$(12,478)

The components of accumulated other comprehensive income (loss) are as follows:

	October 31, 2004	July 31, 2004
	(in thousands)
Net unrealized holding losses	$(37)	$(19)
Cumulative foreign currency translation adjustment	2,614	(316)

	$2,577	$(335)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

M.	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

	Three Months Ended October 31,
	2004	2003
	(in thousands)
Cash paid for interest	$448	$141
Cash paid for income taxes	$163	$178
Common stock issued in settlement of contractual obligation	$—	$205
Restricted stock grant to certain executives and employees (excluding acquisition related grant)	$5,859	$850

Significant non-cash investing activities during the three months ended October 31, 2004 included the issuance of approximately 68.6 million shares of CMGI common stock and assumed or substituted options to purchase approximately 12.6 million shares of CMGI common stock in connection with the acquisition of Modus. In addition, the Company issued approximately 2.5 million shares of restricted CMGI common stock (valued at approximately $3.6 million) to certain executives and employees of Modus in connection with the acquisition.

There were no significant non-cash investing activities during the three months ended October 31, 2003.

N. INVENTORIES

Inventories at October 31, 2004 and July 31, 2003 consisted of the following:

	October 31, 2004	July 31, 2004
	(in thousands)
Raw Materials	$43,354	$23,047
Work-in-process	1,342	39
Finished Goods	16,624	11,374

	$61,320	$34,460

O. CONTINGENCIES

On September 24, 2003, the Official Committee of Unsecured Creditors of Engage, Inc. (the “Creditors Committee”) filed a complaint against the Company in the U.S. Bankruptcy Court (Massachusetts, Western Division). The complaint was amended on November 6, 2003. In the amended complaint, the Creditors Committee asserted a number of causes of action, including the following: (i) re-characterization of debt as equity, (ii) equitable subordination, (iii) invalidation of a release, (iv) fraudulent transfer, (v) preferential transfers, (vi) illegal redemption of shares, (vii) turnover of property of estate, (viii) alter ego, (ix) breach of contract, (x) breach of covenant of good faith and fair dealing, (xi) promissory estoppel, (xii) unjust enrichment, (xiii) unfair and deceptive trade practices under Massachusetts General Laws §93A, and (xiv) declaration with respect to scope and extent of security interests. The Creditors Committee seeks monetary damages and other relief, including cancellation of a $2.0 million promissory note, return of $2.5 million in cash, certain other unspecified amounts and a finding that the Company is liable for Engage’s debt. The Company believes that these claims are without merit and intends to vigorously defend this matter. In addition, on May 28, 2004, the Creditors Committee filed a complaint in the U.S. Bankruptcy Court against David Wetherell, George McMillan,

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Andrew Hajducky and Christopher Cuddy, in their individual capacities as former officers and/or directors of Engage. The Complaint asserts the following causes of action: (i) breaches of fiduciary duties, (ii) fraudulent misrepresentations, (iii) negligent misrepresentations, and (iv) unfair and deceptive trade practices. The Creditors Committee seeks unspecified monetary and other damages. The Company is obligated to indemnify each of Messrs. Wetherell, McMillan and Hajducky in connection with the foregoing action, subject to the terms of the Company’s certificate of incorporation and by-laws. On August 23, 2004, the U.S. Bankruptcy Court entered an order consolidating the foregoing two cases into a single proceeding. The parties are currently involved in the discovery process and no trial date has been set.

The Company is also a party to litigation, which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operation or financial condition.

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

Overview

CMGI, through its subsidiaries, provides industry-leading global supply chain management services and marketing distribution solutions that help businesses market, sell and distribute their products and services. In addition, CMGI’s venture capital affiliate, @Ventures, invests venture capital in a variety of technology ventures.

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

On August 2, 2004, CMGI completed its acquisition of Modus Media, Inc., a privately held provider of supply chain management solutions (“Modus”), which conducted business through its wholly owned subsidiary, Modus Media International, Inc. CMGI acquired Modus in order to expand the geographic presence of its supply chain management offerings, diversify its customer base, broaden its product and service offerings and bolster its management team. Modus Media International, Inc. has been renamed ModusLink Corporation, and the supply chain management business of SalesLink is being integrated with ModusLink and operated under the ModusLink name. Through the formation of ModusLink, CMGI expects to create a supply chain management market leader with nearly $1 billion in annual revenue, 38 locations in 13 countries, including a significant China presence, and a widely diversified client base that includes leaders in technology, software and consumer electronics.

ModusLink provides extended supply chain management services and solutions to the technology industry on a global basis. These services and solutions include supply base and inventory management, sourcing, manufacturing, configuration, assembly processes, EDI solutions offering direct connections with customers IT systems, distribution and fulfillment, e-commerce, order management, production, customer service and supply chain design and consulting. We also supplement traditional supply chain management with services at the front-end such as design and consulting, and at the back-end with after sales services such as returns management and repair.

SalesLink provides marketing distribution services. On behalf of its clients, SalesLink fulfills orders for promotional collateral and products by assembling and shipping the items requested. As part of its fulfillment programs, SalesLink also provides print on demand solutions, product and literature inventory control and warehousing, comprehensive reporting and analysis, shipments, billings, back orders and returns. SalesLink’s marketing distribution services business continues to be operated under the SalesLink name.

Historically, CMGI’s supply chain management business was operated by SalesLink and SL Supply Chain Services International Corp. On July 31, 2003, CMGI contributed the capital stock of SL Supply Chain Services International Corp. to SalesLink. As used herein, references to SalesLink for periods prior to August 2, 2004 refer to SalesLink Corporation and SL Supply Chain Services International Corp. References to SalesLink for periods including and after August 2, 2004 refer to SalesLink Corporation’s marketing distribution services business. All references to ModusLink include the marketing distribution services business of SalesLink.

Our clients include hardware manufacturers, software publishers, telecommunication carriers, broadband and wireless service providers, financial services institutions and other companies that engage us to manage and perform multiple services across their supply chains.

We have a limited number of key customers that account for a significant percentage of our revenue. For the three months ended October 31, 2004, one customer, Hewlett Packard, accounted for approximately 39% of our consolidated net revenue. We currently do not have any agreements which obligate any customer to buy a minimum amount of products or services from CMGI or any subsidiary. Consequently, our sales are subject to demand variability by our supply chain management and marketing distribution services customers. The level and timing of orders placed by these customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key customers. Our supply chain management business is often required to finance, purchase and maintain adequate levels of inventory in order to meet customer needs rapidly and on a timely basis.

The market for supply chain management and marketing distribution products and services is very competitive, and the intensity of the competition is expected to continue to increase. Increased competition may result in price reductions, reduced gross margins and loss of market share. As a result of these competitive pressures, the gross margins in our ModusLink business are low. Increased competition arising from industry consolidation and/or low demand for certain of our customers’ products and services may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue and operating costs on our financial results. A portion of our operating expenses is relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. We must continue to focus on margin improvement, through cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, move work to lower-cost venues, establish facilities closer to our customers to gain efficiencies, and add other service offerings at higher margins.

We currently conduct business in the United Kingdom, The Netherlands, Hungary, France, Singapore, Taiwan, China, Malaysia, Ireland and certain other foreign locations, in addition to our North American operations. We also have interests in joint ventures in Korea and Japan. Our supply chain management customers have, at times, requested that the Company add capacity or open or expand a facility in locations near their sites.

Results of Operations

Three months ended October 31, 2004 compared to the three months ended October 31, 2003

Net Revenue:

	Three Months Ended October 31, 2004	As a % of Total Net Revenue	Three Months Ended October 31, 2003	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$107,266	42%	$51,720	55%	$55,546	107%
Asia	51,329	20%	9,242	10%	42,087	455%
Europe	98,453	38%	33,761	35%	64,692	192%

Total eBusiness and Fulfillment	257,048	100%	94,723	100%	162,325	171%
Managed Application Services	78	—	165	—	(87)	(53)%

Total	$257,126	100%	$94,888	100%	$162,238	171%

The increase in net revenue for the three months ended October 31, 2004, as compared to the same period in the prior year, was primarily attributable to the Company’s acquisition of Modus on August 2, 2004. Additionally, the Company realized year over year organic revenue growth, primarily from new U.S. based supply chain management customer programs awarded during the third quarter of fiscal 2004.

Net revenue within the Americas, Asia, and Europe segments increased for the three months ended October 31, 2004, as compared to the same period in the prior year, primarily as a result of the net revenue from the Company’s Modus acquisition. Additionally, the Americas region realized year over year organic growth from new U.S. based supply chain management customer programs awarded during the third quarter of fiscal 2004. Within the Asia region, year over year organic revenue declined as a result of reduced order volumes attributable to the loss of a supply chain management customer program. Within the Europe region, year over year organic revenue growth was realized as a result of stronger overall demand for our customers’ products in the region.

The Company derives substantially all of its revenue by providing supply chain management services. Our business and future growth will continue to depend in large part on the industry trend towards outsourcing supply chain management and other business processes. During the three months ended October 31, 2004 and 2003, one customer, Hewlett-Packard accounted for approximately 39% and 75% of the Company’s consolidated net revenues, respectively.

As a result of the Modus acquisition, we expect our future operating results to be affected by seasonality driven demand for certain of our customers’ products, including consumer electronics and computer software programs. We expect this seasonality to contribute to higher sales in the Americas region during our second fiscal quarter as compared to the other periods of our fiscal year. However, there can be no assurance that this seasonality driven demand will continue in future periods. In addition, the Company continues to see volatility in demand for our customer’s products, and as such we maintain a conservative view on order volumes and revenues. Our clients’ performance varies from quarter-to-quarter based on market acceptance of their product introductions and overall demand for their products.

Cost of Revenue:

	Three Months Ended October 31, 2004	As a % of Segment Net Revenue	Three Months Ended October 31, 2003	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$97,734	91%	$47,605	92%	$50,129	105%
Asia	36,352	71%	8,514	92%	27,838	327%
Europe	91,389	93%	31,291	93%	60,098	192%

Total eBusiness and Fulfillment	$225,475	88%	$87,410	92%	$138,065	158%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. The Company’s cost of revenue for the three months ended October 31, 2004 increased as compared to the same period in the prior year, primarily as a result of the Company’s acquisition of Modus on August 2, 2004. In addition, the Modus acquisition was primarily responsible for the increase in gross margins from 8% to 12%, year over year.

Cost of revenue and gross margins within the Americas, Asia, and Europe segments increased for the three months ended October 31, 2004, as compared to the same period in the prior year, primarily as a result of the cost of revenue and gross margin contributions from the Company’s Modus acquisition. The Company’s gross margin percentages within the Americas, Asia and Europe regions were 9.0%, 29.0% and 7.0%, respectively, for the three months ended October 31, 2004, as compared to 8.0%, 8.0% and 7.0%, respectively, for the same period of the prior year. In recent years, the demand for supply chain management services in both the Americas and Europe has been adversely affected by customers’ migration of their work to lower cost regions of world, particularly Asia. Accordingly, as a result of the lower overall cost of delivering the Company’s products and services in the Asia region, particularly China, and the increasing demand for supply chain management services in that region, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, over the long-term, we expect that the gross margin levels earned in Asia will more closely approximate those of the Americas and Europe. Our gross margins are impacted by a number of factors, including competition, order volumes, pricing, customer mix, and overall demand for our customers’ products. A significant portion of the costs required to deliver our products and services is fixed in nature. The Company is continually focused on margin improvement through cost reductions and asset and employee productivity gains, in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, moving work to lower-cost venues, establishing facilities closer to our customers to gain efficiencies, and adding other service offerings at higher margins.

Selling Expenses:

	Three Months Ended October 31, 2004	As a % of Segment Net Revenue	Three Months Ended October 31, 2003	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$1,966	2%	$650	1%	$1,316	203%
Asia	1,651	3%	104	1%	1,547	1,488%
Europe	1,933	2%	440	1%	1,493	339%

Total eBusiness and Fulfillment	5,550	2%	1,194	1%	4,356	365%
Other	—	—	3	—	(3)	(100)%

Total	$5,550	2%	$1,197	1%	$4,353	364%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, marketing expenses and travel costs. Selling expenses increased during the three months ended October 31, 2004, as compared to the same period in the prior fiscal year, primarily as a result of the Company’s acquisition of Modus. Excluding the increased selling expenses attributable to the Modus acquisition, selling expenses remained relatively flat, year over year.

General and Administrative Expenses:

	Three Months Ended October 31, 2004	As a % of Segment Net Revenue	Three Months Ended October 31, 2003	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$6,103	6%	$3,602	7%	$2,501	69%
Asia	4,750	9%	870	9%	3,880	446%
Europe	5,296	5%	939	3%	4,357	464%

Total eBusiness and Fulfillment	16,149	6%	5,411	6%	10,738	198%
Managed Application Services	—	—	4	2%	(4)	(100)%
Other	3,330	—	6,222	—	(2,892)	(46)%

Total	$19,479	8%	$11,637	12%	$7,842	67%

General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. General and administrative expenses increased during the three months ended October 31, 2004, as compared to the same period in the prior fiscal year, primarily as a result of the Company’s acquisition of Modus. Excluding the Modus contributions, general and administrative expenses decreased year over year, primarily as a result of lower depreciation and employee related costs. During fiscal 2004, SalesLink recorded accelerated depreciation of a legacy ERP system that was replaced during the year, and made reductions in personnel that lowered its overall employee related costs in fiscal 2005.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, and administration costs related to the Company’s venture capital affiliates. General and administrative expenses within the Other category decreased compared to the same period in the prior fiscal year, primarily as a result of restructuring initiatives taken in the prior year fiscal year at the Company’s corporate headquarters that were designed to reduce the overall cost structure of the Company. These restructuring initiatives primarily included headcount reductions, a substantial downsizing of the Company’s IT infrastructure and the write-off of unutilized office space and equipment in connection with the overall downsizing of the Company’s corporate infrastructure. Additionally, the Company has lowered the costs related to its insurance programs in 2005, principally directors and officers insurance, as compared to the same period of the prior fiscal year.

Amortization of Intangible Assets and Stock-Based Compensation:

	Three Months Ended October 31, 2004	As a % of Segment Net Revenue	Three Months Ended October 31, 2003	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$1,142	1%	—	—	$1,142	100%
Asia	756	1%	—	—	756	100%
Europe	622	1%	—	—	622	100%

Total eBusiness and Fulfillment	2,520	1%	—	—	2,520	100%
Other	332	—	$102	—	230	225%

Total	$2,852	1%	$102	—	$2,750	2,696%

Amortization of intangible assets and stock-based compensation for the three months ended October 31, 2004 includes approximately $1.5 million of stock-based compensation, of which $1.1 million relates to the issuance of approximately 2.5 million shares of restricted CMGI common stock to certain ModusLink executives and employees in connection with the Company’s acquisition of Modus on August 2, 2004. These restricted shares vest over one year. In addition, the Company recorded amortization of intangible assets of approximately $1.3 million for the three months ended October 31, 2004. The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 1 to 7 years.

Restructuring, net:

	Three Months Ended October 31, 2004	As a % of Segment Net Revenue	Three Months Ended October 31, 2003	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$5	—	(104)	—	$109	(105)%
Asia	913	2%	—	—	913	100%
Europe	418	1%	—	—	418	100%

Total eBusiness and Fulfillment	1,336	1%	(104)	—	1,440	(1,385)%
Other	—		1,790	—	(1,790)	(100)%

Total	$1,336	1%	$1,686	2%	$(350)	(21)%

During the three months ended October 31, 2004, the Company recorded net restructuring charges of approximately $1.3 million. These charges consist of approximately $0.5 million related to a workforce reduction of 27 employees, and approximately $0.8 million relating to unoccupied SalesLink facilities for which the Company expects to realize no future economic benefit. During the three months ended October 31, 2003, the Company recorded net restructuring charges of approximately $1.7 million. These charges included a $0.6 million charge related to a hosting services contract that the Company is no longer utilizing, as it represented excess capacity. The reduction in hosting services required to support the Company’s businesses was primarily the result of the divestiture of several subsidiaries in fiscal 2003. Also during the three months ended October 31, 2003, the Company recorded a charge of $0.3 million related to a workforce reduction of 17 employees, a charge of $0.5 million to write-off certain software and hardware related assets no longer being utilized by the Company, and a $0.4 million charge related to facility and equipment lease obligations from which the Company expects to realize no future economic benefit.

As of October 31, 2004, certain integration activities related to the Company’s acquisition of Modus had not yet been completed. Accordingly, in future periods, the Company expects to incur additional costs related to integrating its acquisition of Modus. These costs may include employee termination charges, costs to exit facility and equipment related obligations, and costs associated with the elimination of redundant overhead and infrastructure between the Company and Modus. Such costs, if incurred, will be reflected as either restructuring charges or as adjustments to goodwill, in accordance with the applicable accounting guidance.

Other Income/Expense:

During the three months ended October 31, 2004, interest income decreased $0.4 million to $0.6 million from $1.0 million for the same period in the prior fiscal year. The decrease in interest income was the result of lower average cash balances during the first quarter of fiscal 2005, as compared to the same period in the prior fiscal year. The decrease in the average cash balances was largely due to the Company’s acquisition of Modus on August 2, 2004, for which the Company made a net cash payment of approximately $66.2 million to retire Modus’ debt and pay certain deal related costs.

Interest expense totaled approximately $0.4 million for the three months ended October 31, 2004 and 2003, respectively. In both periods, interest expense of approximately $0.2 million related to the Company’s stadium obligation, and the remaining $0.2 of interest expense related primarily to outstanding borrowings on a revolving bank credit facility.

Other Gains (losses), net:

Other gains (losses) net, totaled a loss of $1.9 million for the three months ended October 31, 2004 as compared to a gain of $42.1 million for the same period of the prior fiscal year. During the three months ended October 31, 2004, the Company recorded impairment charges of approximately $0.4 million for other than temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with previous investments made by CMGI@Ventures IV, LLC. In addition, the Company incurred foreign exchange losses of approximately $1.8 million during the three months ended October 31, 2004, primarily related to unhedged foreign currency exposures in Asia. During the three-months ended October 31, 2003, the Company sold marketable securities for total proceeds of approximately $77.7 million and recorded a net pre-tax gain of approximately $42.6 million on these sales. These sales primarily consisted of approximately 1.0 million shares of Loudeye Corp. common stock for proceeds of approximately $2.3 million and approximately 3.2 million shares of Overture Services, Inc. common stock for total proceeds of approximately $75.4 million. The Company also recorded impairment charges of approximately $0.6 million for other than temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with previous investments made by CMGI@Ventures IV, LLC.

Equity in income of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity in income of affiliates. Equity in income of affiliates increased to approximately $0.2 million for the three months ended October 31, 2004, from $0.04 million for the same period in the prior fiscal year, primarily as a result of an increase in net income recognized by certain of the affiliate companies.

Income Taxes:

The Company does not record any income tax benefit for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that the Company has fully utilized its tax loss carryback benefits. The Company provides income tax expense related to certain foreign and state taxes. During the three months ended October 31, 2004, the Company recorded income tax expense of approximately $1.5 million, as compared to $3.0 million for the same period of the prior year.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of investments in subsidiary and affiliate entities and borrowings from lending institutions. As of October 31, 2004, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $180.2 million. Additionally, the Company’s SalesLink subsidiary has a revolving bank credit facility (the Loan Agreement) of $30.0 million. CMGI is a guarantor of all indebtedness under the Loan Agreement. Advances under the Loan Agreement may be in the form of loans or letters of credit. As of October 31, 2004, approximately $15.8 million of borrowings were outstanding under the facility, and approximately $5.9 million had been reserved in support of outstanding letters of credit. All borrowings under the Loan Agreement mature on June 30, 2005. The credit facility includes restrictive financial covenants, all of which SalesLink was in compliance with at October 31, 2004. These covenants include liquidity and profitability measures and restrictions that limit the ability of SalesLink, among other things, to merge, acquire or sell assets without prior approval from the bank. In connection with ongoing integration efforts, ModusLink expects to secure a bank credit facility to replace the SalesLink facility. The Company’s working capital at October 31, 2004 was approximately $190.6 million.

Net cash used for operating activities of continuing operations was $21.2 million for the three months ended October 31, 2004, compared to $4.6 million for the three months ended October 31, 2003. Cash used for operating activities of continuing operations represents net income (loss) as adjusted for non-cash items. During the three months ended October 31, 2004, non-cash items primarily included depreciation and amortization charges of $5.2 million and non-operating losses, net of $1.2 million. During the three months ended October 31, 2003, non-cash items primarily included depreciation and amortization charges of $2.3 million and non-operating gains, net of $42.1 million. The non-operating gains included a $40.5 million gain on the sale by AltaVista of approximately 3.2 million shares of Overture Services, Inc. common stock and a $2.1 million gain on the sale of approximately 1.0 million shares of Loudeye Corp. common stock. The Company believes that further reductions in the net cash used for operating activities of continuing operations is dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company.

Investing activities of continuing operations used cash of $71.6 million for the three months ended October 31, 2004 and provided cash of $76.5 million for the three months ended October 31, 2003. On August 2, 2004, the Company completed its acquisition of Modus. In connection with the acquisition, CMGI issued approximately 68.6 million shares of CMGI common stock and assumed or substituted options to purchase approximately 12.6 million shares of CMGI common stock in exchange for all outstanding equity of Modus. In addition, the Company paid $100.7 million to retire Modus’ indebtedness and $2.5 million for certain deal related costs. These cash payments were offset by Modus’ cash acquired of $37.0 million, for a net cash payment of $66.2 million. Also during the three months ended October 31, 2004, the Company paid additional acquisition related costs of approximately $0.9 million. The $76.5 million of cash provided from investing activities of continuing operations during the three months ended October 31, 2003 primarily included $75.4 million in cash proceeds from AltaVista’s sale of approximately 3.2 million shares of Overture Services, Inc. common stock and $2.3 million of cash proceeds from the Company’s sale of approximately 1.0 million shares of Loudeye Corp. common stock, partially offset by $1.2 million in capital expenditures.

Financing activities of continuing operations provided cash of $0.5 million for the three months ended October 31, 2004 and used cash of $0.5 million for the three months ended October 31, 2003. The $0.5 million of cash provided by financing activities of continuing operations during the three months ended October 31, 2004 includes $0.8 million of proceeds from the issuance of common stock and $0.3 million of payments of long-term debt. The $0.5 million of cash used by financing activities of continuing operations during the three months ended October 31, 2003 includes $0.1 million of proceeds from the issuance of common stock and $0.6 million of payments of long-term debt.

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

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements other than operating leases that are recorded in accordance with generally accepted accounting principles.

Contractual Obligations

The Company leases facilities and certain machinery and equipment under various non-cancelable operating leases and executory contracts expiring through June 2015. In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium for a period of fifteen years. In August 2002, the Company finalized an agreement with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and remains obligated for a series of annual payments of $1.6 million per year through 2015.

Future minimum payments, including previously recorded restructuring obligations, as of October 31, 2004 are as follows:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
	(in thousands)
Operating leases	$93,411	$23,372	$32,715	$22,451	$14,873
Stadium obligations	17,600	1,600	3,200	3,200	9,600
Long-term debt	2,153	324	708	608	513
Revolving line of credit	15,785	15,785	—	—	—

Total	$128,949	$41,081	$36,623	$26,259	$24,986

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $1.0 million.

Total rent and equipment lease expense charged to continuing operations was approximately $6.6 and $2.1 million for the three months ended October 31, 2004 and 2003, respectively.

From time to time, the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. As of October 31, 2004, the Company had outstanding guarantees of subsidiary indebtedness totaling approximately $3.4 million. In addition, the Company is also the guarantor of approximately $15.8 million of indebtedness under the SalesLink Loan Agreement All of the obligations underlying these guarantees are reflected in the consolidated balance sheet.

From time to time, the Company agrees to provide indemnification to its customers in the ordinary course of business. Typically, the Company agrees to indemnify its customers for losses caused by the Company including with respect to certain intellectual property, such as databases, software masters, certificates of authenticity and similar valuable intellectual property. As of October 31, 2004, the Company had no recorded liabilities with respect to these arrangements.

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

The Company has identified the accounting policies below as the policies most critical to its business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Our critical accounting policies are as follows:

•	Revenue recognition

•	Restructuring expenses

•	Loss contingencies

•	Accounting for impairment of long-lived assets, goodwill and other intangible assets

•	Investments

•	Income taxes

•	Derivatives and Financial Instruments

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

On August 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Management predominantly uses third party valuation reports to assist in its determination of the fair value of reporting units subject to impairment testing. If these assumptions differ materially from future results, the Company may record impairment charges in the future. Additionally, the Company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. At October 31, 2004 and July 31, 2004, the Company’s carrying value of goodwill totaled $176.2 million and $22.1 million, respectively.

Investments

The Company maintains interests in several privately held companies primarily through its various venture capital affiliates. These venture affiliates (“CMGI @Ventures”) invest in early-stage technology companies. These equity investments are generally made in connection with a round of financing with other third-party investors. At October 31, 2004, the Company had approximately $23.5 million of equity investments in privately held companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in income of affiliates, net” in the Company’s Condensed Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes, and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $0.4 million and $0.6 million for the three months ended October 31, 2004 and 2003, respectively. These impairment losses are reflected in “Other gains (losses), net” in the Company’s Condensed Consolidated Statements of Operations.

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

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At October 31, 2004 and July 31, 2004, respectively, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

Derivatives and Financial Instruments

The Company often enters into forward currency exchange contracts to manage exposures to foreign currencies. The fair value of the Company’s foreign currency exchange contracts is estimated based on foreign exchange rates as of the end of each reporting period. The Company’s policy is to not allow the use of derivatives for trading or speculative purposes. The Company believes that its forward currency exchange contracts economically function as effective hedges of the underlying exposures, however the foreign currency contracts do not meet the specific criteria for hedge accounting as defined in Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the Company is required to record all changes in the fair value of these contracts in earnings in the period of the change.

Recent Accounting Pronouncements

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

The success of our acquisition of Modus will depend in part on our ability to realize the anticipated synergies and cost savings from integrating the businesses of Modus with SalesLink’s supply chain management business. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the technology, personnel and operations into ModusLink. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	retaining key employees;

•	retaining key customers;

•	consolidating corporate and administrative infrastructures;

•	maintaining customer service levels;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	coordinating geographically disparate organizations;

•	effectively consolidating facilities;

•	coordinating and integrating disparate supplier bases; and

•	consolidating and integrating information technology systems.

We cannot assure you that the integration of our supply chain management businesses will result in the realization of the full benefits that we anticipate in a timely manner or at all.

We may have difficulty sustaining operating profitability.

We reported an operating profit of $2.4 million for the fiscal quarter ended October 31, 2004, representing our first operating profit in several years. However, for the fiscal year ended July 31, 2004, we had an operating loss of approximately $23.7 million. We anticipate that we will continue to incur significant operating expenses in the future, including significant costs of revenue and general and administrative expenses. We also have significant commitments and contingencies, including real estate leases, continuing stadium sponsorship obligations, and guarantees entered into by us on behalf of our current and former operating companies. As a result, we can give no assurance that we will sustain operating profitability in the future. We may also use significant amounts of cash to fund growth and expansion of our operations, including through additional acquisitions. We may also incur significant costs and expenses in connection with pending and future litigation. At October 31, 2004, we had a consolidated cash, cash equivalents and marketable securities balance of approximately $180.2 million and fixed contractual obligations of $128.9 million. Our acquisition of Modus required us to make net cash payments to Modus to repay indebtedness and to pay certain deal related costs of approximately $66.2 million, which reduced our available cash reserves. If we are unable to sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

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

In addition, ModusLink has been designated as an authorized replicator for Microsoft. Such designation provides a license to replicate Microsoft software products and documentation for clients who want to bundle licensed software with their hardware products. This designation is annually renewable at Microsoft’s discretion. A failure to maintain authorized replicator status could result in a reduction in our business and our revenues.

For the fiscal year ended July 31, 2004, one customer, Hewlett-Packard, accounted for approximately 71% of CMGI’s consolidated net revenue. For the quarter ended October 31, 2004, approximately 39% of CMGI’s consolidated net revenue was accounted for by sales to Hewlett-Packard. We derive substantially all of our revenue from a small number of customers. The loss of any one or more of these customers would cause our revenues to decline, perhaps below expectations. We currently do not have any agreements, which obligate any customer to buy a minimum amount of products or services. We do not currently have any agreements, which designate us as the sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard, Microsoft or any other key customers would have a material adverse effect on our business. We continue to derive the vast majority of our operating revenue from sales to a small number of key customers. There can be no assurance that our revenue from key customers will not decline in future periods.

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

We are often required to purchase and maintain adequate levels of inventory in our supply chain management business in order to meet customer needs rapidly and on a timely basis. We are often required to finance the purchase of products or components that are necessary to fulfill customer orders. The technology sector served by our customers is subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. Our customers offer limited protection, if any, from the loss in value of inventory. In addition, our customers may become unable or unwilling to fulfill such protection obligations. The decrease or elimination of price protection or the inability of our customers to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage our inventory with our customers with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, which may harm our business, financial position and operating results. In addition, we may not be able to recover fully the credit costs we would face with the financing of inventory. Fluctuations in financing costs may also adversely affect our gross margins.

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

Our supply chain management customers have, at times, requested that we add capacity or open a facility in locations near their sites. If we elect not to add required capacity at sites near existing customers or establish sites near existing or potential customers, customers may decide to seek alternate service providers. In addition, if we lose a significant customer of a particular site or open or expand a site with the expectation of business that does not materialize, operations at that site could become unprofitable or significantly less efficient. Any of these events could have a material adverse effect on the business, expenses and revenues of CMGI or of our operating companies.

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

We are subject to risks of operating internationally.

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

We currently conduct business in Mexico, China, Taiwan, Singapore, Malaysia, the United Kingdom, Hungary, Ireland, France, The Netherlands and certain other foreign locations, in addition to our United States operations. Sales outside the United States accounted for 58% of CMGI’s total revenue for the quarter ended October 31, 2004. Prior to our acquisition of Modus, sales outside the United States accounted for 58% of CMGI’s total revenue for fiscal 2004. In addition, sales outside the United States accounted for 68% of Modus’ total revenue for calendar 2003. A portion of our international revenue cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. There is also additional risk if the currency is not freely traded. Some currencies, such as the Chinese renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While the Company often enters into forward currency exchange contracts to manage exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

There are other certain risks inherent in conducting international operations, including:

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

If we are unable to manage these risks, we may face significant liability, our international sales may decline and our financial results may be adversely affected.

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

Our performance is substantially dependent on the performance of our executive officers and other key employees, as well as management of our operating companies. The familiarity of these individuals with technology and service-related industries makes them especially critical to our success. In addition, our success is dependent on our ability to attract, train, retain and motivate high quality personnel, especially for our operating companies’ management teams. Competition for such personnel is intense. The loss of the services of any of our executive officers or key employees may harm our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of its investments. The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit, approximate fair value because of the short term nature of these instruments. The carrying value of long-term debt and capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure.

Interest Rate Risk

The Company has from time to time used derivative financial instruments to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The derivatives the Company uses are straightforward instruments with liquid markets. At October 31, 2004, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rate (EURIBOR) interest rate on its outstanding borrowing arrangements, and the Company had no open derivative positions with respect to its borrowing arrangements.

Foreign Currency Risk

Prior to the Modus acquisition, the Company had minimal exposure to changes in foreign currency exchange rates, and as such, had not used derivative financial instruments to manage foreign currency fluctuation risk. As a result of the acquisition of Modus, the Company has added operations in various countries and currencies throughout the world and its operating results and financial position are subject to greater exposure from significant fluctuations in foreign currency exchange rates. Modus historically used derivative financial instruments to manage the exposure that results from such fluctuations, and the Company expects to continue such practice.

International revenues from our foreign operating segments accounted for approximately 58% of total revenues during the three months ended October 31, 2004. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency. Our international business is subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. As exchange rates vary, our international financial results may vary from expectations and adversely impact our overall operating results.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 24, 2003, the Official Committee of Unsecured Creditors of Engage, Inc. (the “Creditors Committee”) filed a complaint against the Company in the U.S. Bankruptcy Court (Massachusetts, Western Division). The complaint was amended on November 6, 2003. In the amended complaint, the Creditors Committee asserted a number of causes of action, including the following: (i) re-characterization of debt as equity, (ii) equitable subordination, (iii) invalidation of a release, (iv) fraudulent transfer, (v) preferential transfers, (vi) illegal redemption of shares, (vii) turnover of property of estate, (viii) alter ego, (ix) breach of contract, (x) breach of covenant of good faith and fair dealing, (xi) promissory estoppel, (xii) unjust enrichment, (xiii) unfair and deceptive trade practices under Massachusetts General Laws §93A, and (xiv) declaration with respect to scope and extent of security interests. The Creditors Committee seeks monetary damages and other relief, including cancellation of a $2.0 million promissory note, return of $2.5 million in cash, certain other unspecified amounts and a finding that the Company is liable for Engage’s debt. The Company believes that these claims are without merit and intends to vigorously defend this matter. In addition, on May 28, 2004, the Creditors Committee filed a complaint in the U.S. Bankruptcy Court against David Wetherell, George McMillan, Andrew Hajducky and Christopher Cuddy, in their individual capacities as former officers and/or directors of Engage. The Complaint asserts the following causes of action: (i) breaches of fiduciary duties, (ii) fraudulent misrepresentations, (iii) negligent misrepresentations, and (iv) unfair and deceptive trade practices. The Creditors Committee seeks unspecified monetary and other damages. The Company is obligated to indemnify each of Messrs. Wetherell, McMillan and Hajducky in connection with the foregoing action, subject to the terms of the Company’s certificate of incorporation and by-laws. On August 23, 2004, the U.S. Bankruptcy Court entered an order consolidating the foregoing two cases into a single proceeding. The parties are currently involved in the discovery process and no trial date has been set.

Item 5. Other Information

During the quarter ended October 31, 2004, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 2004

CMGI, Inc.

By:	/s/ THOMAS OBERDORF
Thomas Oberdorf Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description
10.1	2004 Stock Incentive Plan is incorporated herein by reference to Appendix VI to the Registrant’s Definitive Schedule 14A filed November 2, 2004 (File No. 000-23262).

10.2	FY 2005 Executive Bonus Plan for CMGI, Inc. is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 4, 2004 (File No. 000-23262).

10.3	FY 2005 Executive Bonus Plan for ModusLink Corporation is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 4, 2004 (File No. 000-23262).

10.4	Fifth Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of January 24, 2003.

10.5	Sixth Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of February 3, 2003.

10.6	Form of Restricted Stock Agreement, dated August 2, 2004, by and among the Registrant and each of Thomas Oberdorf, Peter L. Gray, Daniel F. Beck, Patrick Ring, W. Kendale Southerland and Rudolph J. Westerbos.

10.7	Restricted Stock Agreement, dated August 5, 2004, by and between the Registrant and Daniel F. Beck.

10.8	Restricted Stock Agreement, dated August 5, 2004, by and between the Registrant and W. Kendale Southerland.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.