Form 10-Q
period 2005-01-31
CMGI INC
filed 2005-03-14
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

As of March 4, 2005, there were 482,344,694 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

CMGI, INC.

FORM 10-Q

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	January 31, 2005	July 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$188,297	$271,871
Available-for-sale securities	301	292
Accounts receivable, trade, net of allowance for doubtful accounts of $2,174 and $573 at January 31, 2005 and July 31, 2004, respectively	192,459	54,296
Inventories	72,350	34,460
Prepaid expenses and other current assets	16,504	21,364
Current assets of discontinued operations	82	83

Total current assets	469,993	382,366

Property and equipment, net	40,675	7,246
Investments in affiliates	24,982	18,635
Goodwill and other intangible assets	204,440	22,122
Other assets	5,842	3,383
Non-current assets of discontinued operations	14	14

	$745,946	$433,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$381	$178
Current portion of capital lease obligations	315	—
Revolving line of credit	15,785	15,785
Accounts payable	160,748	37,055
Current portion of accrued restructuring	11,791	8,872
Accrued income taxes	30,341	24,352
Accrued expenses	46,904	32,298
Other current liabilities	2,955	2,565
Current liabilities of discontinued operations	—	155

Total current liabilities	269,220	121,260

Long-term debt, net of current portion	1,738	1,544
Long-term portion of accrued restructuring	8,993	6,269
Long-term portion of capital lease obligations	1,055	—
Other long-term liabilities	15,486	10,857
Non-current liabilities of discontinued operations	98	98
Minority interest	99	423
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at January 31, 2005 and July 31, 2004	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and outstanding 481,741,218 at January 31, 2005 and 401,572,283 at July 31, 2004	4,817	4,016
Additional paid-in capital	7,451,850	7,300,010
Deferred compensation	(8,005)	(591)
Accumulated deficit	(7,003,102)	(7,009,785)
Accumulated other comprehensive income (loss)	3,697	(335)

Total stockholders’ equity	449,257	293,315

	$745,946	$433,766

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Net revenue	$295,724	$100,279	$552,850	$195,167
Operating expenses:
Cost of revenue	257,704	94,139	483,179	181,549
Selling	5,425	1,010	10,975	2,207
General and administrative	19,726	8,785	39,205	20,422
Amortization of intangible assets and stock-based compensation	3,063	88	5,915	190
Restructuring, net	977	1,069	2,313	2,755

Total operating expenses	286,895	105,091	541,587	207,123

Operating income (loss)	8,829	(4,812)	11,263	(11,956)

Other income (expense):
Interest income	877	1,048	1,507	2,022
Interest expense	(595)	(380)	(1,018)	(776)
Other gains (losses), net	(1,158)	1,049	(2,603)	43,760
Equity in income (losses) of affiliates, net	303	(355)	77	(878)
Minority interest	—	87	3	(2,194)

	(573)	1,449	(2,034)	41,934

Income (loss) from continuing operations before income taxes	8,256	(3,363)	9,229	29,978
Income tax expense	1,020	1,569	2,546	4,558

Income (loss) from continuing operations	7,236	(4,932)	6,683	25,420
Discontinued operations, net of income taxes:
Loss from discontinued operations	—	(554)	—	(1,045)

Net income (loss)	$7,236	$(5,486)	$6,683	$24,375

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.02	$(0.01)	$0.01	$0.06
Loss from discontinued operations	—	(0.00)	—	(0.00)

Net earnings (loss)	$0.02	$(0.01)	$0.01	$0.06

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.01	$(0.01)	$0.01	$0.06
Loss from discontinued operations	—	(0.00)	—	(0.00)

Net earnings (loss)	$0.01	$(0.01)	$0.01	$0.06

Shares used in computing basic earnings (loss) per share	475,072	399,849	472,472	397,530

Shares used in computing diluted earnings (loss) per share	485,719	399,849	480,905	403,758

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended January 31,
	2005	2004
Cash flows from operating activities of continuing operations:
Net income	$6,683	$24,375
Loss from discontinued operations	—	(1,045)

	6,683	25,420
Adjustments to reconcile net income to cash used for continuing operations:
Depreciation and amortization	10,878	3,851
Non-operating (gains) losses, net	(552)	(43,760)
Equity in income (losses) of affiliates	(77)	878
Non-cash restructuring charges	158	504
Minority interest	3	2,194
Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
Trade accounts receivable	(43,752)	1,086
Inventories	(15,016)	(16,788)
Prepaid expenses and other current assets	9,758	(1,762)
Accounts payable, accrued restructuring and expenses	18,701	14,785
Refundable and accrued income taxes, net	604	3,761
Other assets and liabilities	1,259	1,782

Net cash used for operating activities of continuing operations	(11,353)	(8,049)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(5,087)	(2,655)
Net proceeds from sales and maturities of (purchases of) available-for-sale securities, net	—	78,722
Net cash impact of Modus acquisition, including retirement of Modus’ indebtedness	(68,073)	—
Proceeds from affiliate distributions	1,098	—
Investments in affiliates	(4,405)	—

Net cash provided by (used for) investing activities of continuing operations	(76,467)	76,067

Cash flows from financing activities of continuing operations:
Repayments of long-term debt	(571)	(907)
Proceeds from issuance of common stock	3,859	1,188

Net cash provided by financing activities of continuing operations	3,288	281

Net cash used for discontinued operations	(154)	(1,113)

Net effect of exchange rate changes on cash and cash equivalents	1,112	—

Net increase (decrease) in cash and cash equivalents	(83,574)	67,186
Cash and cash equivalents at beginning of period	271,871	196,916

Cash and cash equivalents at end of period	$188,297	$264,102

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

On August 2, 2004, CMGI completed its acquisition of Modus Media, Inc., a privately held provider of supply chain management solutions (“Modus”), which conducted business through its wholly owned subsidiary, Modus Media International, Inc. CMGI acquired Modus in order to expand the geographic presence of its supply chain management offerings, diversify its customer base, broaden its product and service offerings and bolster its management team. Modus Media International, Inc., has been renamed ModusLink Corporation, and the Company’s supply chain management businesses are now operated under the ModusLink name. Through the formation of ModusLink, CMGI has created a supply chain management market leader with expected fiscal 2005 revenue of nearly $1 billion, 38 locations in 13 countries, including a significant China presence, and a widely diversified client base that includes leaders in technology, software and consumer electronics.

Historically, CMGI’s supply chain management business was operated by SalesLink LLC (formerly SalesLink Corporation) and SL Supply Chain Services International Corp. On July 31, 2003, CMGI contributed the capital stock of SL Supply Chain Services International Corp. to SalesLink. As used herein, references to SalesLink for periods prior to August 2, 2004 refer to SalesLink and SL Supply Chain Services International Corp. References to SalesLink for periods including and after August 2, 2004 refer to SalesLink’s marketing distribution services business. All references to ModusLink include the marketing distribution services business of SalesLink.

B.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by CMGI in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2004 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2004. The results for the three-month and six-month periods ended January 31, 2005 are not necessarily indicative of the results to be expected for the

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

full fiscal year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation. Discontinued operations reporting has been applied for certain of the Company’s divestitures.

As a result of the Modus acquisition, the Company modified its organizational structure to closely resemble the operating model historically used by Modus. This operating structure is aligned along the Americas, Asia, and Europe regions. Each of these regions has designated management teams with direct responsibility over the operations of the respective regions. As a result, the Company now reports three operating segments, Americas, Asia, and Europe.

In addition to its three current operating segments, the Company continues to report an Enterprise Software and Services segment (that consists of the operations of Equilibrium and CMGI Solutions), a Portals segment (that consists of the operations of MyWay and iCast) and a Managed Application Services segment (that consists of the operations of NaviPath, ExchangePath and Activate), as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The historical results of these companies will continue to be reported in the Enterprise Software and Services, Portals and Managed Application Services segments, respectively, as will any residual results from operations that exist through the cessation of operations of these entities, each of which have been divested or substantially wound down.

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

In accordance with US GAAP, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and between the Company’s subsidiaries.

C.    NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our consolidated financial statements or results of operations.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We are currently evaluating the impact of the adoption of SFAS No. 123(R) and therefore we are currently unable to quantify its effect on our condensed consolidated financial statements and results of operations; however, we believe that our stock compensation expense will increase in absolute dollars upon adoption of the standard. See pro forma disclosure as currently provided under SFAS 123 in note F.

D.    BUSINESS COMBINATIONS

On August 2, 2004, the Company completed its acquisition of Modus. Under the terms of the Merger Agreement, the Company issued approximately 68.6 million shares of CMGI common stock and assumed or substituted options to purchase approximately 12.6 million shares of CMGI common stock in exchange for all outstanding equity of Modus. In addition, the Company paid $100.7 million to retire Modus’ indebtedness and $2.5 million for certain deal related costs. These cash payments were partially offset by Modus’ cash acquired of $37.0 million, for a net cash payment of $66.2 million. The acquisition expands the geographic presence of the Company’s supply chain management offerings, diversifies its customer base, broadens its product and service offerings and bolsters its management team. These factors contributed to a purchase price in excess of the fair value of Modus’ net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The purchase price to acquire the equity of Modus was approximately $143.4 million, consisting of 68.6 million shares of CMGI common stock valued at approximately $122.8 million, assumed or substituted options valued at approximately $17.0 million, of which approximately $1.8 million will be allocated to deferred compensation, and $3.6 million of deal related costs. The value of the CMGI common stock issued was determined using the 5-day average market price around the measurement date, May 19, 2004, in accordance with Emerging Issues Task Force (EITF) Issue No. 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” and SFAS No. 141 “Business Combinations”. The value of the 12.6 million options issued was calculated using a Black-Scholes model with the following assumptions: volatility of 70.69%, risk-free interest rate of 3.48% and expected lives ranging from 6 months to 6.4 years.

The balance sheet and results of operations of Modus have been included in the Company’s consolidated financial statements beginning August 2, 2004.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

August 2, 2004 (in thousands)
Cash	$37,045
Other current assets	120,102
Property, plant, and equipment	31,388
Other non-current assets	5,316
Identifiable intangible assets	26,590
Goodwill	158,340

Total assets acquired	378,781

Current liabilities	132,689
Other non-current liabilities	3,749
Long-term debt	100,717

Total liabilities assumed	237,155

Net assets acquired	$141,626

Deferred compensation component of purchase price	$1,765

Of the $26.6 million of acquired identifiable intangible assets, $20.5 million was assigned to customer relationships (estimated useful life of 7 years), $3.5 million was assigned to developed technology (estimated useful life of 3 years), $2.2 million was assigned to trade names (estimated useful life of 3 years) and $0.4 million was assigned to non-compete agreements (estimated useful life of 1 year). Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually. The preliminary purchase price allocation for Modus is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities acquired becomes available. Any change in the fair value of the acquired net assets of Modus will change the amount of the purchase price allocable to goodwill.

As of January 31, 2005, certain integration activities related to the Company’s acquisition of Modus had not yet been completed. Accordingly, in future periods, the Company expects to incur additional costs related to integrating its acquisition of Modus. These costs may include employee termination charges, costs to exit facility and equipment related obligations, and costs associated with the elimination of redundant overhead and infrastructure between the Company and Modus. Such costs, if incurred, will be reflected as either restructuring charges or as adjustments to goodwill in accordance will the applicable accounting guidance.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Amortization of intangible assets and stock-based compensation for the three and six months ended January 31, 2005 and 2004, respectively, consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
		(in thousands)
Amortization of intangible assets	$1,306	$—	$2,612	$—
Amortization of stock-based compensation	1,757	88	3,303	190

Total	$3,063	$88	$5,915	$190

The amortization of intangible assets for the three and six months ended January 31, 2005 would have been primarily allocated to selling expenses had the Company recorded the expenses within the functional operating expense categories. The amortization of stock-based compensation for the three and six months ended January 31, 2005 would have been allocated $0.3 million and $0.5 million, respectively, to cost of goods sold, $0.5 million and $0.8 million, respectively, to selling expenses and $1.0 million and $2.0 million, respectively, to general and administrative expenses had the Company recorded the expenses within the functional operating expense categories. The amortization of stock-based compensation for the three and six months ended January 31, 2004 would have been allocated to general and administrative expenses.

The carrying amount of goodwill as of January 31, 2005 is as follows:

	Americas	Europe	Asia	Total
		(in thousands)
Balance as of July 31, 2004	$22,122	$—	$—	$22,122
Goodwill from acquisition of Modus	57,770	23,436	77,134	158,340

Balance as of January 31, 2005	$79,892	$23,436	$77,134	$180,462

The following unaudited pro forma financial information presents the consolidated operations of the Company as if the August 2, 2004 acquisition of Modus had occurred as of the beginning of fiscal year 2004. The pro forma financial results of operations, for the three months ended January 31, 2004, included a $0.3 million non-recurring restructuring adjustment to a previously recorded estimate for a facility lease obligation. The pro forma financial results of operations, for the six months ended January 31, 2004, included approximately $1.1 million of restructuring charges for severance related costs for former Modus executives as well as a $0.3 million adjustment to a previously recorded facility lease obligation. The following unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisition been consummated on the date assumed and do not project the Company’s results of operations for any future period:

	Three months ended	Six months ended
	January 31, 2004
	(in thousands, except per share data)
Net revenue	$258,589	$485,674
Income from continuing operations	$2,095	$33,431
Net income	$1,541	$32,386
Net income per share (basic and diluted)	$0.00	$0.07

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

E.    GOODWILL AND INTANGIBLE ASSETS

	Goodwill	Customer Relationships	Developed Technology	Trade Names	Non-compete Agreements	Total
			(in thousands)
Balance as of July 31, 2004	$22,122	$—	$—	$—	$—	$22,122
Goodwill and other intangible assets from the acquisition of Modus	154,118	20,500	3,500	2,190	400	180,708

Gross carrying amount	176,240	20,500	3,500	2,190	400	202,830
Amortization expense	—	(731)	(292)	(183)	(100)	(1,306)

Balance as of October 31, 2004	$176,240	$19,769	$3,208	$2,007	$300	$201,524

Goodwill adjustment from the acquisition of Modus	4,222	—	—	—	—	4,222

Amortization expense	—	(731)	(292)	(183)	(100)	(1,306)

Balance as of January 31, 2005	$180,462	$19,038	$2,916	$1,824	$200	$204,440

During the three months ended January 31, 2005, the Company recorded a purchase accounting adjustment to goodwill of $4.2 million, primarily related to restructuring initiatives at certain former Modus locations in the Americas and European regions, in connection with the Company’s Modus acquisition. These restructuring charges totaled $3.3 million and $0.7 million in the Americas and Europe regions, respectively, and primarily relate to the elimination of excess plant capacity and redundant infrastructure in those regions.

In accordance with the provisions of SFAS No. 142, the Company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. As of July 31, 2004, based on the provisions of SFAS No. 142, the Company had two reporting units for purposes of goodwill impairment testing. Upon completion of its acquisition of Modus Media on August 2, 2004, the Company concluded that it now has four reporting units (Americas, Asia, Europe and SalesLink) for purposes of goodwill impairment testing. The Company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income (loss)	$7,236	$(5,486)	$6,683	$24,375
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,223)	(29,077)	(14,747)	(67,870)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,758	88	3,304	190

Pro forma net income (loss)	$6,771	$(34,475)	$(4,760)	$(43,305)

Net income (loss) per share:
Basic—as reported	$0.02	$(0.01)	$0.01	$0.06

Basic—pro forma	$0.01	$(0.09)	$(0.01)	$(0.11)

Diluted—as reported	$0.01	$(0.01)	$0.01	$0.06

Diluted—pro forma	$0.01	$(0.09)	$(0.01)	$(0.11)

The fair value of each stock option and restricted stock award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2005	2004	2005	2004
Risk-free interest rate	3.7%	2.9%	3.5%	2.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	69.9%	79.7%	71.0%	103.3%
Expected life (years)	6.10	4.67	4.10	4.59
Weighted average fair value of options granted during the period	$0.89	$1.21	$0.94	$1.19

During the quarter ended October 31, 2004, the Company issued approximately 5.0 million shares of restricted CMGI common stock to certain executives and other employees of the Company and its subsidiaries. In connection with these restricted stock grants the Company recorded approximately $1.2 million and $2.6 million of stock compensation expense during the three and six months ended January 31, 2005, respectively. In addition, the Company also recorded approximately $0.06 million and $0.1 million of stock compensation expense during the three and six months ended January 31, 2005 related to shares of restricted CMGI common stock issued in fiscal 2004.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In December 2004, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2004 Stock Incentive Plan (the “2004 Plan”) pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock awards and other equity-based awards for the purchase of up to an aggregate of 15,000,000 shares of common stock of the Company. The maximum number of shares with respect to which stock options may be granted to any one participant under the 2004 Plan may not exceed 6,000,000 shares per calendar year. The maximum number of shares with respect to which awards other than stock options and stock appreciation rights may be granted under the 2004 Plan is 5,000,000 shares.

As of January 31, 2005 15,000,000 shares were available for issuance under the plan.

G.    OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
		(in thousands)
Gain on sales of marketable securities, net	$—	$1,199	$—	$43,802
Foreign exchange losses	(1,343)	(235)	(3,117)	(90)
Other, net	185	85	514	48

	$(1,158)	$1,049	$(2,603)	$43,760

During the three and six months ended January 31, 2005, the Company incurred foreign exchange losses of approximately $1.3 million and $3.1 million, respectively. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia. The Company has historically had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. As a result of the acquisition of Modus, the Company has added operations in various countries throughout the world and its operating results and financial position can be affected by significant fluctuations in foreign currency exchange rates. Modus has historically used derivative financial instruments, principally foreign currency exchange contracts, to manage the exposure that results from such fluctuations, and the Company expects to continue such practice. However, the Company has certain foreign exchange exposures in Asia, related to intercompany loans in USD to certain of the Company’s subsidiaries outside that region, which the Company has not historically hedged. The Company is currently evaluating risk management strategies to minimize this exposure in the future.

During the three and six months ended January 31, 2004, the Company sold marketable securities for total proceeds of approximately $1.2 million and $78.9 million, respectively, and recorded net pre-tax gains of approximately $1.2 million and $43.8 million, respectively, on these sales. The shares sold during the three months ended January 31, 2004 consisted of approximately 0.2 million shares of Primus Knowledge Solutions common stock for proceeds of approximately $1.0 million and approximately 0.1 million shares of NaviSite, Inc. common stock for total proceeds of approximately $0.2 million. The shares sold during the six months ended January 31, 2004 also included approximately 1.0 million shares of Loudeye Corp. common stock for proceeds of approximately $2.3 million and approximately 3.2 million shares of Overture Services, Inc. common stock sold by the Company’s AltaVista subsidiary for total proceeds of approximately $75.4 million.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

H.    RESTRUCTURING CHARGES

The following table summarizes the activity in the restructuring accrual for the three and six months ended January 31, 2005:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
Accrued restructuring balance at July 31, 2004	$296	$14,845	$—	$15,141

Restructuring liability assumed in conjunction with the Modus acquisition	954	1,927	—	2,881
Restructuring accrual - Modus acquisition	2,738	3,201	—	5,939
Restructuring charges	456	856	—	1,312
Restructuring adjustments	—	24	—	24
Cash charges	(2,165)	(3,471)	—	(5,636)

Accrued restructuring balance at October 31, 2004	$2,279	$17,382	$—	$19,661

Restructuring accrual - Modus acquisition	1,816	2,192	—	4,008
Restructuring charges	479	340	158	977
Cash charges	(1,510)	(2,194)	—	(3,704)
Non-cash charges	—	—	(158)	(158)

Accrued restructuring balance at January 31, 2005	$3,064	$17,720	$—	$20,784

It is expected that the payments of employee-related expenses will be substantially completed by July 31, 2005. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company, and excess plant capacity relating to the Company’s Modus acquisition on August 2, 2004. The Company anticipates that all contractual obligations will be settled by May 2012.

The net restructuring charges for the three and six months ended January 31, 2005 and 2004, respectively, would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
		(in thousands)
Cost of revenue	$142	$170	$1,032	$65
Selling	69	—	69	—
General and administrative	766	899	1,212	2,690

	$977	$1,069	$2,313	$2,755

During the three months ended January 31, 2005, the Company recorded net restructuring charges of approximately $1.0 million. These charges consisted of approximately $0.5 million relating to a workforce reduction of 29 employees, $0.3 million relating to unutilized facilities for which the Company expects to realize no future economic benefit, and $0.2 million relating to the impairment of certain assets no longer in service.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the six months ended January 31, 2005, the Company recorded net restructuring charges of approximately $2.3 million. These charges consist of approximately $0.9 million related to a workforce reduction of 56 employees, approximately $1.2 million relating to unutilized facilities for which the Company expects to realize no future economic benefit, and $0.2 million relating to the impairment of certain assets no longer in service.

In conjunction with the acquisition of Modus, the Company assumed approximately $2.9 million of Modus restructuring liabilities. In addition, during the six months ended January 31, 2005, the Company accrued approximately $9.9 million of restructuring charges in connection with the Company’s Modus acquisition. These assumed and accrued charges totaled $5.0 million, $4.4 million and $0.5 million in the Americas, Europe and Asia regions, respectively, and primarily relate to the elimination of excess plant capacity and redundant infrastructure in those regions.

As of January 31, 2005, certain integration activities related to the Company’s acquisition of Modus had not yet been completed. Accordingly, in future periods, the Company expects to incur additional costs related to integrating its acquisition of Modus. These costs may include employee termination charges, costs to exit facility and equipment-related obligations, and costs associated with the elimination of redundant overhead and infrastructure between the Company and Modus. Such costs, if incurred, will be reflected as either restructuring charges or as adjustments to goodwill, in accordance with the applicable accounting guidance.

During the three months ended January 31, 2004, the Company recorded net restructuring charges of approximately $1.1 million. The restructuring charges primarily reflect a $1.5 million adjustment to a previously recorded restructuring estimate for a facility lease obligation related to the Company’s now defunct iCAST subsidiary. This charge was partially offset by a $0.7 million adjustment to a previously recorded restructuring estimate for a facility lease obligation of the Company.

During the six months ended January 31, 2004, the Company recorded net restructuring charges of approximately $2.8 million. The restructuring charges primarily reflect a $1.5 million adjustment to a previously recorded restructuring estimate for a facility lease obligation related to the Company’s now defunct iCAST subsidiary. This charge was partially offset by a $0.7 million adjustment to a previously recorded restructuring estimate for a facility lease obligation of the Company. In addition, the Company also recorded a $0.6 million charge related to a hosting services contract that the Company is no longer utilizing, as it represented excess capacity. The Company also recorded a charge of $0.3 million related to a workforce reduction of 17 employees, a charge of $0.5 million related to the write-off certain software and hardware related assets no longer being utilized by the Company, and a $0.4 million charge related to equipment and facility lease obligations under which the Company expects to realize no future economic benefit.

I.    DERIVATIVES AND FINANCIAL INSTRUMENTS

The Company often enters into forward currency exchange contracts to manage exposures to foreign currencies. The fair value of the Company’s foreign currency exchange contracts is estimated based on foreign exchange rates as of the end of each reporting period. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes.

The Company believes that its forward currency exchange contracts economically function as effective hedges of the underlying exposures, however the foreign currency contracts do not meet the specific criteria for hedge accounting defined in SFAS No. 133, thus requiring the Company to record all changes in the fair value of

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

these contracts in earnings in the period of the change. During the quarter ended January 31, 2005, the Company recorded an unrealized loss of $0.3 million, as a result of fair value changes on its outstanding forward currency exchange contracts. This unrealized loss has been included in Other gains (losses), net in the Company’s condensed consolidated statement of operations.

J.    SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, prior to August 2, 2004, the Company previously reported one operating segment, eBusiness and Fulfillment, which included the results of operations of the Company’s SalesLink subsidiary.

On August 2, 2004, CMGI completed its acquisition of Modus. As a result of this acquisition, the Company modified its organizational structure to closely resemble the operating model historically used by Modus. This operating structure is aligned along the Americas, Asia, and Europe regions. Each of these regions has designated management teams with direct responsibility over the operations of the respective regions. Accordingly, the Company’s CODM will now focus primarily on regional information and analysis for purposes of making decisions about allocating resources and assessing performance. As a result, the Company now reports three operating segments, Americas, Asia, and Europe. Historical segment information has been reclassified to conform to the current reporting structure.

In addition to its three current operating segments, the Company continues to report an Enterprise Software and Services segment (which consists of the operations of Equilibrium and CMGI Solutions), a Portals segment (that consists of the operations of MyWay and iCast) and a Managed Application Services segment (that consists of the operations of NaviPath, ExchangePath and Activate), as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The historical results of these companies will continue to be reported in the Enterprise Software and Services, Portals and Managed Application Services segments, respectively, as will any residual results from operations that exist through the cessation of operations of these entities, each of which have been divested or substantially wound down.

Management evaluates segment performance based on segment net revenue, operating income/(loss), net income/(loss) and “Non-GAAP operating income/(loss)”, which is defined as the operating income/(loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, and amortization of intangible assets and stock-based compensation. The Company believes that Non-GAAP operating income/(loss) provides investors with a useful supplemental measure of the Company’s operating performance by excluding the impact of non-cash charges and restructuring activities. Each of the excluded items (depreciation, long-lived asset impairment, amortization of intangible assets and stock-based compensation and restructuring) were excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges. These charges, as well as charges related to depreciation and amortization of intangible assets and stock-based compensation, have been excluded for the purpose of enhancing the understanding by both management and investors of the underlying baseline operating results and trends of the business, which management uses to evaluate our financial performance for purposes of planning and forecasting future periods. Non-GAAP operating income/(loss) does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies. Non-GAAP operating income/(loss) results should not be evaluated in isolation of, or as a substitute for the Company’s financial results prepared in accordance with US GAAP. The Company’s usage of Non-GAAP

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

operating income/(loss) and the underlying methodology in excluding certain charges, is not necessarily an indication of the results of operations that may be expected in the future, or that the Company will not, in fact, incur such charges in future periods.

The “Other” category includes certain corporate infrastructure expenses, which are not identifiable to the operations of the Company’s operating business segments. The Other category represents corporate expenses consisting primarily of directors and officers insurance costs, costs associated with maintaining certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance, as well as certain administrative costs related to the Company’s venture capital affiliates. The Other category’s balance sheet information includes certain cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating segments.

One customer based in the U.S., Hewlett-Packard, accounted for approximately 35% and 71% of the Company’s consolidated net revenue for the three months ended January 31, 2005 and 2004, respectively, and approximately 37% and 73% of the Company’s consolidated net revenue for the six months ended January 31, 2005 and 2004, respectively.

International revenues accounted for approximately 57% of total revenues during the six months ended January 31, 2005 as compared to 48% for the same period in the prior year. The growth in our international operations, which is due to our Modus acquisition, has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international segments are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, Singapore Dollars, British Pounds, Chinese Yuan Renminbi and Taiwan Dollars. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our Asia and Europe segments. Similarly, our revenues, operating expenses and net income will decrease for our Asia and Europe segments when the U.S. dollar strengthens against foreign currencies.

During the six months ended January 31, 2005, the U.S. dollar weakened against the Euro and other foreign currencies. Using the foreign currency exchange rates from the beginning of our fiscal year, our Asia and Europe revenues for the six months ended January 31, 2005 would have been lower than we reported using the actual exchange rates, by approximately $0.6 million and $4.5 million, respectively, and our operating income would have been higher by approximately $0.2 million and $0.5 million, respectively.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Summarized financial information of the Company’s continuing operations by segment is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
		(in thousands)
Net revenue:
eBusiness and Fulfillment
Americas	$130,212	$49,286	$237,478	$101,006
Asia	58,745	8,039	110,074	17,281
Europe	106,761	42,742	205,214	76,503

Total eBusiness and Fulfillment	295,718	100,067	552,766	194,790
Managed Application Services	6	212	84	377

	$295,724	$100,279	$552,850	$195,167

Operating income (loss):
eBusiness and Fulfillment
Americas	$3,319	$(273)	$3,635	$(306)
Asia	8,797	(277)	15,704	(523)
Europe	1,375	1,363	170	2,454

Total eBusiness and Fulfillment	13,491	813	19,509	1,625

Managed Application Services	6	211	84	372
Portals	—	(1,586)	—	(1,586)
Other	(4,668)	(4,250)	(8,330)	(12,367)

	$8,829	$(4,812)	$11,263	$(11,956)

Non-GAAP operating income (loss):
eBusiness and Fulfillment
Americas	$7,112	$1,136	$9,708	$2,404
Asia	10,310	(250)	19,489	(467)
Europe	2,322	1,416	2,769	2,555

Total eBusiness and Fulfillment	19,744	2,302	31,966	4,492
Managed Application Services	6	212	84	373
Portals	—	(19)	—	(19)
Other	(4,296)	(4,690)	(7,596)	(10,196)

	$15,454	$(2,195)	$24,454	$(5,350)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
	(in thousands)
Non-GAAP operating income (loss)	$15,454	$(2,195)	$24,454	$(5,350)
Adjustments:
Depreciation	(2,585)	(1,460)	(4,963)	(3,661)
Amortization of intangible assets and stock-based compensation	(3,063)	(88)	(5,915)	(190)
Restructuring	(977)	(1,069)	(2,313)	(2,755)

GAAP operating income (loss)	$8,829	$(4,812)	$11,263	$(11,956)
Other income (expense)	(573)	1,449	(2,034)	41,934
Income tax expense	1,020	1,569	2,546	4,558
Loss from discontinued operations	—	(554)	—	(1,045)

Net income (loss)	$7,236	$(5,486)	$6,683	$24,375

	January 31, 2005	July 31, 2004
	(in thousands)
Total assets of continuing operations:
eBusiness and Fulfillment
Americas	$219,801	$109,065
Asia	218,142	13,252
Europe	162,146	49,949

Total eBusiness and Fulfillment	600,089	172,266
Managed Application Services	1,052	1,053
Portals	409	414
Other	144,300	259,936

	$745,850	$433,669

K.    EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three and six months ended January 31, 2005, approximately 10.6 million and 8.4 million weighted average common stock equivalents, respectively, were included in the denominator in the calculation of diluted earnings per share. For the three months ended January 31, 2004, approximately 5.0 million common stock equivalent shares were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive. For the six months ended January 31, 2004, approximately 6.2 million weighted average common stock equivalents were included in the denominator in the calculation of diluted earnings per share.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

L.    COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
		(in thousands)
Net income (loss)	$7,236	$(5,486)	$6,683	$24,375

Net unrealized holding gain arising during the period	28	760	9	1,277
Reclassification adjustment for net realized (gains) included in net income (loss)	—	(1,199)	—	(43,802)

	28	(439)	9	(42,525)

Foreign currency translation adjustment arising during the period	1,093	(223)	4,023	(479)

Comprehensive income (loss)	$8,357	$(6,148)	$10,715	$(18,629)

The components of accumulated other comprehensive income (loss) are as follows:

	January 31, 2005	July 31, 2004
	(in thousands)
Net unrealized holding (losses)	$(10)	$(19)
Cumulative foreign currency translation adjustment	3,707	(316)

	$3,697	$(335)

M.    CONDENSED CONSOLIDATED STATEMENTS OF

CASH FLOWS SUPPLEMENTAL INFORMATION

	Six Months Ended January 31,
	2005	2004
	(in thousands)
Cash paid for interest	$558	$775
Cash paid for income taxes	$25	$736
Common stock issued in settlement of contractual obligation	$—	$205
Restricted stock grant to certain executives and employees (excluding acquisition related grant)	$5,859	$850

Significant non-cash investing activities during the six months ended January 31, 2005 included the issuance of approximately 68.6 million shares of CMGI common stock and assumed or substituted options to purchase approximately 12.6 million shares of CMGI common stock in connection with the acquisition of Modus. In addition, the Company issued approximately 2.5 million shares of restricted CMGI common stock (valued at approximately $3.6 million) to certain executives and employees of Modus in connection with the acquisition.

There were no significant non-cash investing activities during the six months ended January 31, 2004.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

N.    INVENTORIES

Inventories at January 31, 2005 and July 31, 2004 consisted of the following:

	January 31, 2005	July 31, 2004
	(in thousands)
Raw Materials	$44,751	$23,047
Work-in-process	1,562	39
Finished Goods	26,037	11,374

	$72,350	$34,460

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

The Company is also a party to litigation, which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, liquidity, results of operations or financial condition.

From time to time, the Company agrees to provide indemnification to its customers in the ordinary course of business. Typically, the Company agrees to indemnify its customers for losses caused by the Company including with respect to certain intellectual property, such as databases, software masters, certificates of authenticity and similar valuable intellectual property. As of January 31, 2005, the Company had no recorded liabilities with respect to these arrangements.

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

Overview

CMGI, through its ModusLink and SalesLink subsidiaries, provides industry-leading global supply chain management services and marketing distribution solutions. ModusLink provides extended supply chain management services and solutions to the technology industry on a global basis. These services and solutions include supply base and inventory management, sourcing, manufacturing, configuration, assembly processes, EDI solutions offering direct connections with customers IT systems, distribution and fulfillment, e-commerce, order management, production, customer service and supply chain design and consulting. SalesLink provides marketing distribution services to our customers, fulfilling orders for promotional collateral and products by assembling and shipping the items requested. We also maintain interests in several venture capital funds which invest in emerging, innovative and promising technologies and industries. An aggregate of $4.4 million was invested by our venture capital affiliates during the six months ended January 31, 2005.

Management evaluates operating performance based on net revenue, operating income/(loss), and net income/(loss), and, across its segments, on the basis of “non-GAAP operating income/(loss),” which is defined as the operating income/(loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, and amortization of intangible assets and stock-based compensation. See Note J of Notes to Condensed Consolidated Financial Statements (unaudited) for segment information, including the required reconciliation.

As we entered fiscal 2004, we articulated the following goals:

•	Make strategic investments to expand globally;

•	Narrow our losses;

•	Preserve our cash; and

•	Improve our operating efficiencies.

We believe our sales and cost savings initiatives implemented throughout fiscal 2004 and the first half of fiscal 2005, in addition to our acquisition of Modus Media in August 2004, represents substantial progress towards these goals. For the six months ended January 31, 2005, CMGI reported net revenue of $552.9 million, an operating profit of $11.3 million and net income of $6.7 million. We currently conduct business in the United Kingdom, The Netherlands, Hungary, France, Singapore, Taiwan, China, Malaysia, Ireland and other foreign locations, in addition to the Company’s North American operations. We expect to continue to develop, expand and refine our product and service offerings.

As a large portion of our revenue comes from outsourcing services provided to customers such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance could be adversely affected by declines in the overall performance of the technology sector. The markets for our supply chain management and marketing distribution products and services are very competitive. We also face pressure from our customers to continually realize efficiency gains in order to help our customers maintain their gross margins and profitability. Increased competition and customer demands for efficiency improvements may result in price reductions, reduced gross margins and loss of market share. As a result of these competitive and customer pressures, the gross margins in our business are low. Increased competition arising from industry consolidation and/or low demand for our customers’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, move work to lower-cost venues, establish facilities closer to our customers to gain efficiencies, and add other service offerings at higher margins.

We have a limited number of key customers that account for a significant percentage of our revenue. For the fiscal year ended July 31, 2004, sales to one customer, Hewlett-Packard, accounted for approximately 71% of our consolidated net revenue. As a result of the Modus acquisition, we expect this customer concentration to be reduced to below 40% in fiscal 2005. For the three and six months ended January 31, 2005, sales to Hewlett-Packard accounted for approximately 35% and 37% of the Company’s consolidated net revenue, respectively. We currently do not have any agreements which obligate any customer to buy a minimum amount of products or services from us. Consequently, our sales are subject to demand variability by our customers. The level and timing of orders placed by our customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key customers.

In fiscal 2005, our focus is on completing the ModusLink integration, as well as on expanding our customer base and service offerings, and capitalizing on outsourcing opportunities worldwide. Among the key external factors that will influence our fiscal 2005 performance are the continued improvement of global economic conditions, especially in the technology sector, increased demand for our customers’ products, and increased demand for outsourcing services.

Certain amounts for prior periods in the accompanying consolidated financial statements, and in the discussion below, have been reclassified to conform to current period presentations.

Results of Operations

In the discussion below of the Company’s results of operations for the three and six months ended January 31, 2005, the use of the terms “organic growth” or “organic decline” are in reference to the Company’s SalesLink business pre-acquisition of Modus.

Three months ended January 31, 2005 compared to the three months ended January 31, 2004

Net Revenue:

	Three Months Ended January 31, 2005	As a % of Total Net Revenue	Three Months Ended January 31, 2004	As a % of Total Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$130,212	44%	$49,286	49%	$80,926	164%
Asia	58,745	20%	8,039	8%	50,706	631%
Europe	106,761	36%	42,742	43%	64,019	150%

Total eBusiness and Fulfillment	295,718	100%	100,067	100%	195,651	196%
Managed Application Services	6	—	212	—	(206)	(97)%

Total	$295,724	100%	$100,279	100%	$195,445	195%

The increase in net revenue for the three months ended January 31, 2005, as compared to the same period in the prior year, was primarily attributable to the Company’s acquisition of Modus on August 2, 2004.

For the three months ended January 31, 2005, as compared to the same period in the prior year, the Company’s Modus acquisition contributed approximately 95%, 100% and 98% of the year over year revenue growth within the Americas, Asia, and Europe segments, respectively. Additionally, the Americas region realized 8% year over year organic growth, primarily from $10.2 million of incremental volumes from new U.S.based supply chain management customer programs awarded during the third quarter of fiscal 2004. Within the Europe region, year over year organic revenue growth of 2% was realized as a result of stronger overall demand for our customers’ products in the region.

The Company derives substantially all of its revenue by providing supply chain management services. Our business and future growth will continue to depend in large part on the industry trend towards outsourcing supply chain management and other business processes. During the three months ended January 31, 2005 and 2004, one customer, Hewlett-Packard, accounted for approximately 35% and 71% of the Company’s consolidated net revenues, respectively.

As a result of the Modus acquisition, we expect our operating results to be affected by seasonality driven demand for certain of our customers’ products, including consumer electronics and computer software programs. We expect this seasonality to contribute to higher sales in the Americas region during our second fiscal quarter as compared to the other periods of our fiscal year. Accordingly, during our second fiscal quarter ended January 31, 2005, seasonality driven demand in the Americas region contributed incremental revenues, quarter over quarter, of approximately $26.0 million. This seasonality driven demand is not expected to be realized in the Company’s third and fourth quarters of fiscal 2005. In addition, there can be no assurance that this seasonality driven demand will continue in future periods.

The Company continues to see volatility in the global consumer electronics markets and as such maintains a conservative view on order volumes and revenue. Our current ability to forecast the amount and timing of future order volumes is low, and we expect such condition to continue for the foreseeable future, as the Company is highly dependent upon the business needs of its customers, whose businesses, in turn, depend upon various factors related to the high tech sector generally, and demand for products and services in that industry. The Company sells primarily on a purchase order basis, rather than pursuant to long-term contracts or contracts with minimum purchase requirements. These purchase orders are generally for quantities necessary to support near-term demand for our customers’ products. A significant portion of our customer base operates in the technology sector, which is intensely competitive and very volatile. Our customers’ order volumes vary from quarter-to-

quarter for a variety of reasons, including, market acceptance of their new product introductions and overall demand for their products. This business environment, and our mode of transacting business with our customers, does not lend itself to precise measurement of the amount and timing of future order volumes, and as a result, future sales volumes and revenues could vary significantly from period to period.

Cost of Revenue:

	Three Months Ended January 31, 2005	As a % of Segment Net Revenue	Three Months Ended January 31, 2004	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$116,407	89%	$46,138	94%	$70,269	152%
Asia	42,588	72%	7,559	94%	35,029	463%
Europe	98,709	92%	40,442	95%	58,267	144%

Total eBusiness and Fulfillment	$257,704	87%	$94,139	94%	$163,565	174%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. The Company’s cost of revenue for the three months ended January 31, 2005 increased as compared to the same period in the prior year, primarily as a result of the Company’s acquisition of Modus on August 2, 2004. In addition, the Modus acquisition was primarily responsible for the increase in gross margins from 6% to 13%, year over year.

Cost of revenue and gross margins within the Americas, Asia, and Europe segments increased for the three months ended January 31, 2005, as compared to the same period in the prior year, primarily as a result of the cost of revenue and gross margin contributions from the Company’s Modus acquisition. The Company’s gross margin percentages within the Americas, Asia and Europe regions were 11%, 28% and 8%, respectively, for the three months ended January 31, 2005, as compared to 6%, 6% and 5%, respectively, for the same period of the prior year. In recent years, the demand for supply chain management services in both the Americas and Europe has been adversely affected by customers’ migration of their work to lower cost regions of world, particularly Asia. Accordingly, as a result of the lower overall cost of delivering the Company’s products and services in the Asia region, particularly China, and the increasing demand for supply chain management services in that region, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, over the long-term, we expect that the gross margin levels earned in Asia will more closely approximate those of the Americas and Europe. Our gross margins are impacted by a number of factors, including competition, order volumes, pricing, customer mix, and overall demand for our customers’ products. A significant portion of the costs required to deliver our products and services is fixed in nature. The Company is continually focused on margin improvement through cost reductions and asset and employee productivity gains, in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, moving work to lower-cost venues, establishing facilities closer to our customers to gain efficiencies, and adding other service offerings at higher margins.

Selling Expenses:

	Three Months Ended January 31, 2005	As a % of Segment Net Revenue	Three Months Ended January 31, 2004	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$2,253	2%	$555	1%	$1,698	306%
Asia	1,631	3%	33	—	1,598	4,842%
Europe	1,544	1%	402	1%	1,142	284%

Total eBusiness and Fulfillment	5,428	2%	990	1%	4,438	448%
Other	(3)	—	20	—	(23)	(115)%

Total	$5,425	2%	$1,010	1%	$4,415	437%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, marketing expenses and travel costs. Selling expenses increased during the three months ended January 31, 2005, as compared to the same period in the prior fiscal year, primarily as a result of the Company’s acquisition of Modus, which contributed approximately 78% of the year over year increase. The remaining 22% increase in selling expenses year over year were primarily attributable to increased employee related costs of approximately $0.5 million and travel related costs of approximately $0.3 million. Of the Company’s total selling expenses for the three months ended January 31, 2005 and 2004, employee related costs represented approximately 59% and 68% of the total selling expense in each period. The Company expects its selling expenses to continue to approximate 2% of net revenue for the foreseeable future.

General and Administrative Expenses:

	Three Months Ended January 31, 2005	As a % of Segment Net Revenue	Three Months Ended January 31, 2004	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$5,743	4%	$2,697	5%	$3,046	113%
Asia	4,833	8%	724	9%	4,109	568%
Europe	4,832	5%	535	1%	4,297	803%

Total eBusiness and Fulfillment	15,408	5%	3,956	4%	11,452	289%
Portals	—	—	19	—	(19)	(100)%
Other	4,318	—	4,810	—	(492)	(10)%

Total	$19,726	7%	$8,785	9%	$10,941	125%

General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. General and administrative expenses within the eBusiness and Fulfillment segment increased during the three months ended January 31, 2005, as compared to the same period in the prior fiscal year, primarily as a result of the Company’s acquisition of Modus, which contributed approximately 88% of the year over year increase. The remaining 12% increase in general and administrative expenses within the eBusiness and Fulfillment segment was primarily attributable to higher professional fees and employee related costs of approximately $0.9 million and $0.6 million, respectively. This increase was partially offset by a $0.2 million reduction in facility related costs in connection with efforts to lower the overall cost structure of the Company.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs associated with certain corporate administrative functions such as legal and finance, which are not fully allocated to the Company’s subsidiary companies, as well as administration costs related to the Company’s venture capital affiliates. General and administrative expenses within the Other category were consistent with those of the same period in the prior fiscal year. During the three months ended January 31, 2005, the Company lowered certain of its general and administrative expenses, principally employee related costs and directors and officers insurance, by approximately $0.4 million and $0.2 million, respectively, these savings were offset by higher professional fees of approximately $0.8 million associated with evaluating certain integration and strategic initiatives related to the Company’s ModusLink subsidiary. The Company expects its general and administrative expenses to approximate 7%-8% of net revenue for the foreseeable future.

Amortization of Intangible Assets and Stock-Based Compensation:

	Three Months Ended January 31, 2005	As a % of Segment Net Revenue	Three Months Ended January 31, 2004	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$1,721	1%	—	—	$1,721	100%
Asia	883	2%	—	—	883	100%
Europe	132	—	—	—	132	100%

Total eBusiness and Fulfillment	2,736	1%	—	—	2,736	100%
Other	327	—	$88	—	239	272%

Total	$3,063	1%	$88	—	$2,975	3,381%

Amortization of intangible assets and stock-based compensation for the three months ended January 31, 2005 includes approximately $0.9 million of stock-based compensation related to the issuance of approximately 2.5 million shares of restricted CMGI common stock to certain ModusLink executives and employees in connection with the Company’s acquisition of Modus. These restricted shares vest over one year. The Company also recorded $0.5 million of stock-based compensation attributed to the amortization of the intrinsic value of unvested Modus stock options assumed by the Company in connection with its acquisition of Modus. In addition, the Company recorded amortization of intangible assets of approximately $1.3 million for the three months ended January 31, 2005. The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 1 to 7 years.

The Company believes that stock compensation expense in absolute dollars will increase upon adoption of SFAS No. 123(R). See “Recent Accounting Pronouncements” for further discussion of the impact of the adoption of SFAS No. 123(R), which will be effective for the Company beginning August 1, 2005.

Restructuring, net:

	Three Months Ended January 31, 2005	As a % of Segment Net Revenue	Three Months Ended January 31, 2004	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$769	1%	169	—	$600	355%
Asia	13	—	—	—	13	100%
Europe	169	—	—	—	169	100%

Total eBusiness and Fulfillment	951	1%	169	—	782	463%
Portals	—	—	1,567	—	(1,567)	(100)%
Other	26	—	(667)	—	693	(104)%

Total	$977	—	$1,069	1%	$(92)	(9)%

During the three months ended January 31, 2005, the Company recorded net restructuring charges of approximately $1.0 million. Theses charges consisted of approximately $0.5 million relating to a workforce reduction of 29 employees, $0.3 million relating to unutilized facilities for which the Company expects to realize no future economic benefit, and $0.2 million relating to the impairment of certain assets no longer in service.

During the three months ended January 31, 2004, the Company recorded net restructuring charges of approximately $1.1 million. The restructuring charges primarily reflect a $1.5 million adjustment to a previously recorded restructuring estimate for a facility lease obligation related to the Company’s now defunct iCAST subsidiary. This charge was partially offset by a $0.7 million adjustment to a previously recorded restructuring estimate for a facility lease obligation of the Company.

As of January 31, 2005, certain integration activities related to the Company’s acquisition of Modus had not yet been completed. Accordingly, in future periods, the Company expects to incur additional costs related to integrating its acquisition of Modus. These costs may include employee termination charges, costs to exit facility and equipment-related obligations, and costs associated with the elimination of redundant overhead and infrastructure between the Company and Modus. Such costs, if incurred, will be reflected as either restructuring charges or as adjustments to goodwill, in accordance with the applicable accounting guidance.

Other Income/Expense:

During the three months ended January 31, 2005, interest income totaled $0.9 million as compared to $1.0 million for the same period in the prior fiscal year. The decrease in interest income was the result of lower average cash balances during the second quarter of fiscal 2005, as compared to the same period in the prior fiscal year. The decrease in the average cash balances was largely due to the Company’s acquisition of Modus on August 2, 2004, for which the Company made a net cash payment of approximately $66.2 million to retire Modus’ debt and pay certain deal related costs.

Interest expense totaled $0.6 million for the three months ended January 31, 2005 as compared to $0.4 million for the same period of the prior fiscal year. In both periods, interest expense of approximately $0.2 million related to the Company’s stadium obligation, and the remaining interest expense related primarily to outstanding borrowings on ModusLink’s revolving bank credit facility.

Other Gains (losses), net:

Other gains (losses), net, totaled a loss of $1.2 million for the three months ended January 31, 2005 as compared to a gain of $1.0 million for the same period of the prior fiscal year. During the three months ended January 31, 2005, the Company incurred foreign exchange losses of approximately $1.3 million, primarily related to unhedged foreign currency exposures in Asia. Other gains (losses), net, for the three months ended January 31, 2004 primarily consisted of a $1.2 million gain on the sale of marketable securities, partially offset by a $0.2 million loss on foreign exchange.

Equity in income (losses) of affiliates, net:

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity in income (losses) of affiliates. Equity in income of affiliates increased to $0.3 million for the three months ended January 31, 2005, from ($0.4) million for the same period in the prior fiscal year, primarily as a result of a realized gain of $0.6 million associated with the acquisition of one of CMGI@Ventures lV, LLC’s portfolio investments, Classmates Online, Inc. by United Online. Included in the equity (losses) of affiliates for the three months ended January 31, 2004, are impairment charges of approximately $0.1 million for other than temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with previous investments made by CMGI@Ventures IV, LLC.

Income Taxes:

The Company does not record any income tax benefit for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that the Company has fully utilized its tax loss carryback benefits. The Company provides income tax expense related to certain foreign and state taxes. During the three months ended January 31, 2005, the Company recorded income tax expense of approximately $1.0 million, as compared to $1.6 million for the same period of the prior year.

Six months ended January 31, 2005 compared to the six months ended January 31, 2004

Net Revenue:

	Six Months Ended January 31, 2005	As a % of Total Net Revenue	Six Months Ended January 31, 2004	As a % of Total Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$237,478	43%	$101,006	52%	$136,472	135%
Asia	110,074	20%	17,281	9%	92,793	537%
Europe	205,214	37%	76,503	39%	128,711	168%

Total eBusiness and Fulfillment	552,766	100%	194,790	100%	357,976	184%
Managed Application Services	84	—	377	—	(293)	(78)%

Total	$552,850	100%	$195,167	100%	$357,683	183%

The increase in net revenue for the six months ended January 31, 2005, as compared to the same period in the prior year, was primarily attributable to the Company’s acquisition of Modus on August 2, 2004.

For the six months ended January 31, 2005, as compared to the same period in the prior year, the Company’s Modus acquisition contributed approximately 91%, 100% and 97% of the year over year revenue growth within the Americas, Asia, and Europe segments, respectively. Additionally, the Americas region realized 9% year over year organic growth, primarily from $21.9 million of incremental volumes from new U.S.based supply chain management customer programs awarded during the third quarter of fiscal 2004. This increase in revenue was partially offset by approximately $8.8 million of lower order volumes for certain other customers. Within the Europe region, year over year organic revenue growth of 3% was realized as a result of stronger overall demand for our customers’ products in the region.

During the six months ended January 31, 2005 and 2004, one customer, Hewlett-Packard, accounted for approximately 37% and 73% of the Company’s consolidated net revenues, respectively.

Cost of Revenue:

	Six Months Ended January 31, 2005	As a % of Segment Net Revenue	Six Months Ended January 31, 2004	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$214,141	90%	$93,743	93%	$120,398	128%
Asia	78,940	72%	16,073	93%	62,867	391%
Europe	190,098	93%	71,733	94%	118,365	165%

Total eBusiness and Fulfillment	$483,179	87%	$181,549	93%	$301,630	166%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. The Company’s cost of revenue for the six months ended January 31, 2005 increased as compared to the same period in the prior year, primarily as a result of the Company’s acquisition of Modus on August 2, 2004. In addition, the Modus acquisition contributed 100% of the increase in gross margins, which increased from 7% to 13%, year over year.

Cost of revenue and gross margins within the Americas, Asia, and Europe segments increased for the six months ended January 31, 2005, as compared to the same period in the prior year, primarily as a result of the cost of revenue and gross margin contributions from the Modus acquisition. Of the year over year cost of revenue increases within the Americas, Asia, and Europe segments approximately 87%, 100% and 96%, respectively, of the increases were attributable to the Company’s Modus acquisition. Additionally, the Americas region realized a 13% year over year organic increase in cost of revenue, primarily as a result of the organic growth of 9% in revenue within the region for the same period. This organic increase in cost of revenue, which outpaced the organic increase in revenue growth by 4%, resulted in a $2.0 million decline in gross margin dollars, year over year. This decline was largely attributable to start up costs associated with a new customer program. The remaining 4% year over year organic increase in cost of revenue within the Europe region was primarily as a result of the organic growth of 3% in revenue within the region for the same period. This organic increase in cost of revenue, which outpaced the organic increase in revenue growth by 1%, resulted in a $0.7 million decline in gross margin dollars, year over year. The Company’s gross margin percentages within the Americas, Asia and Europe regions were approximately 10%, 28% and 7%, respectively, for the six months ended January 31, 2005, as compared to 7%, 7% and 6%, respectively, for the same period of the prior year.

Selling Expenses:

	Six Months Ended January 31, 2005	As a % of Segment Net Revenue	Six Months Ended January 31, 2004	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$4,219	2%	$1,205	1%	$3,014	250%
Asia	3,282	3%	137	1%	3,145	2,296%
Europe	3,477	2%	842	1%	2,635	313%

Total eBusiness and Fulfillment	10,978	2%	2,184	1%	8,794	403%
Other	(3)	—	23	—	(26)	(113)%

Total	$10,975	2%	$2,207	1%	$8,768	397%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, marketing expenses and travel costs. Selling expenses increased during the six months ended January 31, 2005, as compared to the same period in the prior fiscal year, primarily as a result of the Company’s acquisition of Modus, which contributed approximately 82% of the year over year increase. The remaining 18% increase in selling expenses was primarily attributable to increased employee related costs of approximately $0.5 million and travel related costs of approximately $0.6 million. Of the Company’s total selling expenses for the six months ended January 31, 2005 and 2004, employee related costs represented approximately 61% and 64% of the total selling expense in each period. The Company expects its selling expenses to continue to approximate 2% of net revenue for the foreseeable future.

General and Administrative Expenses:

	Six Months Ended January 31, 2005	As a % of Segment Net Revenue	Six Months Ended January 31, 2004	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$11,846	5%	$6,299	6%	$5,547	88%
Asia	9,583	9%	1,594	9%	7,989	501%
Europe	10,128	5%	1,474	2%	8,654	587%

Total eBusiness and Fulfillment	31,557	6%	9,367	5%	22,190	237%
Managed Application Services	—	—	4	1%	(4)	(100)%
Portals	—	—	19	—	(19)	(100)%
Other	7,648	—	11,032	—	(3,384)	(31)%

Total	$39,205	7%	$20,422	10%	$18,783	92%

General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. General and administrative expenses within the Americas, Asia and Europe segments increased during the six months ended January 31, 2005, as compared to the same period in the prior fiscal year, primarily as a result of the Company’s acquisition of Modus, which contributed approximately 97% of the year over year increase. The remaining 3% increase in general and administrative expenses within the these segments was primarily attributable higher to higher professional fees and employee related costs of approximately $1.1 million and $0.8 million, respectively. This increase was partially offset by a decrease of approximately $0.5 million in facility and equipment lease costs as a result of the Company’s efforts to lower the overall cost structure of the Company.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs associated with certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance, which are not fully allocated to the Company’s subsidiary companies, as well as administration costs related to the Company’s venture capital affiliates. General and administrative expenses within the Other category decreased by 31% as compared to the same period in the prior fiscal year, primarily as a result of employee related costs, directors and officers insurance and professional fees of approximately $0.5 million, $0.7 million and $0.5 million, respectively, in connection with the Company’s continued focus on reducing its overall cost structure. The Company expects its general and administrative expenses to approximate 7%-8% of net revenue for the foreseeable future.

Amortization of Intangible Assets and Stock-Based Compensation:

	Six Months Ended January 31, 2005	As a % of Segment Net Revenue	Six Months Ended January 31, 2004	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$2,863	1%	$—	—	$2,863	100%
Asia	1,639	1%	—	—	1,639	100%
Europe	754	—	—	—	754	100%

Total eBusiness and Fulfillment	5,256	1%	—	—	5,256	100%
Other	659	—	190	—	469	247%

Total	$5,915	1%	$190	—	$5,725	3,013%

Amortization of intangible assets and stock-based compensation for the six months ended January 31, 2005 includes approximately $2.0 million of stock-based compensation related to the issuance of approximately 2.5 million shares of restricted CMGI common stock to certain ModusLink executives and employees in connection with the Company’s acquisition of Modus. These restricted shares vest over one year. The Company also recorded $0.6 million of stock-based compensation attributed to the amortization of the intrinsic value of unvested Modus stock options by the Company in connection with its acquisition of Modus. In addition, the Company recorded amortization of intangible assets of approximately $2.6 million for the six months ended January 31, 2005. The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 1 to 7 years.

The Company believes that stock compensation expense in absolute dollars will increase upon adoption of SFAS No. 123(R). See “Recent Accounting Pronouncements” for further discussion of the impact of the adoption of SFAS No. 123(R), which will be effective for the Company beginning August 1, 2005.

Restructuring, net:

	Six Months Ended January 31, 2005	As a % of Segment Net Revenue	Six Months Ended January 31, 2004	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$774	—	65	—	$709	(1091)%
Asia	926	1%	—	—	926	100%
Europe	587	—	—	—	587	100%

Total eBusiness and Fulfillment	2,287	1%	65	—	2,222	3,418%
Portals	—	—	1,568	—	(1,568)	(100)%
Other	26	—	1,122	—	(1,096)	(98)%

Total	$2,313	—	$2,755	1%	$(442)	(16)%

During the six months ended January 31, 2005, the Company recorded net restructuring charges of approximately $2.3 million. These charges consist of approximately $1.0 million related to a workforce reduction of 56 employees, approximately $1.1 million relating to unutilized facilities for which the Company expects to realize no future economic benefit, and $0.2 million relating to the impairment of certain assets no longer in service.

During the six months ended January 31, 2004, the Company recorded net restructuring charges of approximately $2.8 million. The restructuring charges primarily reflect a $1.5 million adjustment to increase a previously recorded restructuring estimate for a facility lease obligation related to the Company’s now defunct iCAST subsidiary. This charge was partially offset by a $0.7 million adjustment to decrease a previously recorded restructuring estimate for a facility lease obligation of the Company. In addition, the Company also recorded a $0.6 million charge related to a hosting services contract that the Company is no longer utilizing, as it represented excess capacity. The Company also recorded a charge of $0.3 million related to a workforce reduction of 17 employees, a charge of $0.5 million related to the write-off certain software and hardware related assets no longer being utilized by the Company, and a $0.4 million charge related to equipment and facility lease obligations under which the Company expects to realize no future economic benefit.

Other Income/Expense:

During the six months ended January 31, 2005, interest income decreased $0.5 million to $1.5 million from $2.0 million for the same period in the prior fiscal year. The decrease in interest income was the result of lower average cash balances during the second quarter of fiscal 2005, as compared to the same period in the prior fiscal year. The decrease in the average cash balances was largely due to the Company’s acquisition of Modus on August 2, 2004, for which the Company made a net cash payment of approximately $66.2 million to retire Modus’ debt and pay certain deal related costs.

Interest expense totaled approximately $1.0 million for the six months ended January 31, 2005 as compared to $0.8 million for the same period in the prior fiscal year. In both periods, interest expense of approximately $0.4 million related to the Company’s stadium obligation, and the remaining interest expense related primarily to outstanding borrowings on ModusLink’s revolving bank credit facility.

Other Gains (losses), net:

Other gains (losses) net, totaled a loss of $2.6 million for the six months ended January 31, 2005 as compared to a gain of $43.8 million for the same period of the prior fiscal year. During the six months ended January 31, 2005, the Company incurred foreign exchange losses of approximately $3.1 million, primarily related to unhedged foreign currency exposures in Asia. Other gains (losses), net, for the six months ended January 31, 2004 primarily consisted of a $40.5 million gain by the Company’s AltaVista subsidiary on the sale of approximately 3.2 million shares of Overture Services, Inc. common stock, a gain of approximately $2.0 million by the Company on its sale of approximately 1.0 million shares of Loudeye Corp. common stock, a gain of approximately $0.8 million by the Company on its sale of approximately 0.2 million shares of Primus Knowledge Solutions common stock, and a gain of approximately $0.4 million by the Company on its sale of approximately 0.1 million shares of NaviSite, Inc. common stock.

Equity in income (losses) of affiliates, net:

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s income (loss) is included in equity in the Company’s equity income (losses) of affiliates. Equity in income of affiliates totaled $0.1 million for the six months ended January 31, 2005, as compared to $(0.9) million for the same period in the prior fiscal year, primarily as a result of a realized gain of $0.6 million associated with the acquisition of one of CMGI@Ventures lV, LLC’s portfolio investments, Classmates Online, Inc. by United Online. Included in equity in income of affiliates, for the six months ended January 31, 2005 and 2004, are impairment charges of approximately $0.4 million and $0.7 million, respectively, for other than temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with previous investments made by CMGI@Ventures IV, LLC.

Income Taxes:

The Company does not record any income tax benefit for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that the Company has fully utilized its tax loss carryback benefits. The Company provides income tax expense related to certain foreign and state taxes. During the six months ended January 31, 2005, the Company recorded income tax expense of approximately $2.5 million, as compared to $4.6 million for the same period of the prior year.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of investments in subsidiary and affiliate entities and borrowings from lending institutions. As of January 31, 2005, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $188.3 million. In addition, the Company’s ModusLink subsidiary has a revolving bank credit facility (the Loan Agreement) of $30.0 million. CMGI is a guarantor of all indebtedness under the Loan Agreement. Advances under the Loan Agreement may be in the form of loans or letters of credit. As of January 31, 2005, approximately $15.8 million of borrowings were outstanding under the facility, and approximately $4.9 million had been reserved in support of outstanding letters of credit. All borrowings under the Loan Agreement mature on June 30, 2005. The credit facility includes restrictive financial covenants, all of which ModusLink was in compliance with at January 31, 2005. These covenants include liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, or acquire or sell assets without prior approval from the bank. The Company’s working capital at January 31, 2005 was approximately $200.8 million.

Net cash used for operating activities of continuing operations was $11.4 million for the six months ended January 31, 2005, compared to $8.0 million for the six months ended January 31, 2004. Cash used for operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in working capital. During the six months ended January 31, 2005, non-cash items primarily included depreciation and amortization charges of $10.9 million and non-operating losses, net of $0.6 million. During the six months ended January 31, 2004, non-cash items primarily included depreciation and amortization charges of $3.9 million and non-operating gains, net of $43.8 million. The non-operating gains primarily included a $40.5 million gain on the sale by AltaVista of approximately 3.2 million shares of Overture Services, Inc. common stock and a $2.1 million gain on the sale of approximately 1.0 million shares of Loudeye Corp. common stock.

The Company believes that further reductions in the net cash used for operating activities of continuing operations is dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. In addition, on August 2, 2004 the Company completed its acquisition of Modus. The Modus acquisition is expected to position the Company to generate cash flows from operations; however, our cash flows from operations are dependent on several factors including the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition in our markets is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. A one-percentage point decline in our gross margins earned during the six months ended January 31, 2005, would have resulted in a $0.7 million decline in our cash flows from operating activities. We continue to focus on margin improvement, through cost reductions and asset and employee productivity gains in order to improve the profitability and cash flows of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, move work to lower-cost venues, establish facilities closer to our customers to gain efficiencies, and add other service offerings at higher margins.

Investing activities of continuing operations used cash of $76.5 million for the six months ended January 31, 2005 and provided cash of $76.1 million for the six months ended January 31, 2004. During the six months ended January 31, 2005, the Company’s primary use of cash for investing activities included the acquisition of Modus, for which the Company made a net cash payment of approximately $66.2 million to retire Modus’ debt and pay certain deal related costs. Also during the six months ended January 31, 2005, the Company paid additional acquisition related costs of approximately $1.8 million. The $76.1 million of cash provided from investing activities of continuing operations during the six months ended January 31, 2004 primarily included $75.4 million in cash proceeds from AltaVista’s sale of approximately 3.2 million shares of Overture Services, Inc. common stock, $2.3 million of cash proceeds from the Company’s sale of approximately 1.0 million shares of Loudeye Corp. common stock, and $1.0 million in cash proceeds from the sale of approximately 0.2 million shares of Primus Knowledge Solutions common stock, partially offset by $2.7 million in capital expenditures. As of January 31, 2005, the Company’s primary sources of future liquidity from investing activities were available-for-sale securities of approximately $0.3 million and investments in affiliates of approximately $25.0 million. The Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities of continuing operations provided cash of $3.3 million and $0.3 million for the six months ended January 31, 2005 and 2004, respectively. The $3.3 million of cash provided by financing activities of continuing operations during the six months ended January 31, 2005 includes $3.9 million of proceeds from the issuance of common stock and $0.6 million of payments of long-term debt. The $0.3 million of cash provided by financing activities of continuing operations during the six months ended January 31, 2004 included $1.2 million of proceeds from the issuance of common stock, partially offset by $0.9 million of payments of long-term debt. As of January 31, 2005, the Company’s primary source of future liquidity from financing activities was $9.3 million of available borrowings under ModusLink’s revolving bank credit facility. The Company does not anticipate being dependent on liquidity from this source to fund either its short-term or long-term operating activities.

Given the Company’s cash resources as of January 31, 2005 and the expected impact of the Modus acquisition, the Company believes that it has sufficient working capital and liquidity to support its ModusLink business, as well as continue to make investments through its venture capital affiliates over the next twelve months and for the foreseeable future. However, should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

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

Future minimum payments, including previously recorded restructuring obligations, as of January 31, 2005 are as follows:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
	(in thousands)
Operating leases	$123,467	$31,257	$49,089	$29,632	$13,489
Stadium obligations	16,800	1,600	3,200	3,200	8,800
Long-term debt	2,119	828	607	541	143
Revolving line of credit	15,785	15,785	—	—	—

Total	$158,171	$49,470	$52,896	$33,373	$22,432

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $6.1 million.

Total rent and equipment lease expense charged to continuing operations was approximately $9.1 million and $4.1 million for the six months ended January 31, 2005 and 2004, respectively.

From time to time, the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. As of January 31, 2005, the Company had outstanding guarantees of subsidiary indebtedness totaling approximately $2.8 million. In addition, the Company is also the guarantor of approximately $15.8 million of indebtedness under the ModusLink Loan Agreement. All of the obligations underlying these guarantees are reflected in the condensed consolidated balance sheets.

From time to time, the Company agrees to provide indemnification to its customers in the ordinary course of business. Typically, the Company agrees to indemnify its customers for losses caused by the Company including with respect to certain intellectual property, such as databases, software masters, certificates of authenticity and similar valuable intellectual property. As of January 31, 2005, the Company had no recorded liabilities with respect to these arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventories, investments, intangible assets, income taxes, restructuring, impairment of long-lived assets and contingencies and litigation. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: preparing investment valuations; determining discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; determining future lease assumptions related to restructured facility lease obligations; and establishing income tax liabilities are the estimates most likely to have a material impact on our financial position and results of operations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, there can be no assurance that actual results will not differ materially from those estimates.

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

Restructuring Expenses. For restructuring plans implemented prior to December 31, 2002, the Company assessed the need to record restructuring charges in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The Company also applies EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and Staff Accounting Bulletin (SAB) No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. The Company records liabilities that primarily include the estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations, bandwidth agreements and other service contracts. These estimates are based on the remaining amounts due under various contractual agreements, adjusted for any anticipated contract cancellation penalty fees or any anticipated or unanticipated event or changes in circumstances that would reduce these obligations. In the past, certain of our restructuring estimates relating to contractual obligations have been settled for amounts less than our initial estimates. As of January 31, 2005, the Company’s accrued restructuring balance totaled $20.8 million, of which remaining contractual obligations represented $17.7 million. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate experts to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10% - 20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by $2.1 - $4.2 million.

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

On August 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Management predominantly uses third party valuation reports to assist in its determination of the fair value of reporting units subject to impairment testing. These valuation reports, used to determine the fair value of reporting units for purposes of impairment testing, rely heavily on projections of future operating performance. The preparation of these projections takes into consideration both past performance and management’s expectations for future performance based on its experience. Further, in accordance with the provisions of SFAS No. 142, the Company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. As of July 31, 2004, based on the provisions of SFAS No. 142, the Company had two reporting units for purposes of goodwill impairment testing. Upon completion of its acquisition of Modus Media on August 2, 2004, the Company concluded that it now has four reporting units

(Americas, Asia, Europe and SalesLink) for purposes of goodwill impairment testing. The Company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. At January 31, 2005, the Company’s carrying value of goodwill totaled $180.5 million. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Future operating results and cash flows from operations are dependent on several factors including the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. If our assumptions regarding our ability to maintain our competitive position in the marketplace or our assumptions of the future demand for our customers’ products and services used in preparing our valuations of the Company’s reporting units differ materially from actual future results, the Company may record impairment charges in the future.

Investments

The Company maintains interests in several privately held companies primarily through its various venture capital affiliates. These venture affiliates (“CMGI @Ventures”) invest in early-stage technology companies. These equity investments are generally made in connection with a round of financing with other third-party investors. At January 31, 2005, the Company had approximately $25.0 million of equity investments in privately held companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in income (losses) of affiliates, net” in the Company’s Condensed Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes, and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $0.4 million and $0.7 million for the six months ended January 31, 2005 and 2004, respectively. These impairment losses are reflected in “Equity in Income (losses) of Affiliates, net” in the Company’s Condensed Consolidated Statements of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operation in the future. We may incur additional impairment charges to our equity investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $25.0 million of investments in affiliates at January 31, 2005 ranging from 10%–20%, respectively, would decrease our income from continuing operations by $2.5–$5.0 million.

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

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At January 31, 2005 and July 31, 2004, respectively, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. As a result of the Modus acquisition, the Company expects its future operating results to improve substantially. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. The Company’s net operating loss carryforwards for federal and state purposes (its deferred tax assets) total $1.9 billion and $2.1 billion, respectively, at January 31, 2005. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $95.0 million and $105.0 million, respectively.

Derivatives and Financial Instruments

The Company often enters into forward currency exchange contracts to manage exposures to foreign currencies. The fair value of the Company’s foreign currency exchange contracts is estimated based on foreign exchange rates as of the end of each reporting period. The Company’s policy is to not allow the use of derivatives for trading or speculative purposes. The Company believes that its forward currency exchange contracts economically function as effective hedges of the underlying exposures, however the foreign currency contracts do not meet the specific criteria for hedge accounting as defined in Statement of Financial Accounting Standards “SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the Company is required to record all changes in the fair value of these contracts in earnings in the period of the change.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our consolidated financial statements or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We are currently evaluating the impact of the adoption of SFAS No. 123(R) and therefore we are currently unable to quantify its effect on our condensed consolidated financial statements and results of operations; however, we believe that our stock compensation expense will increase in absolute dollars upon the adoption of the standard. See pro forma disclosure as currently provided under SFAS No. 123 in note F to the condensed consolidated financial statements.

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

The success of our acquisition of Modus will depend in part on our ability to realize the anticipated synergies and cost savings from the integration of the businesses of Modus with SalesLink’s supply chain management business. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the technology, personnel and operations into ModusLink. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

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

During the three and six months ended January 31, 2005, we reported an operating profit of approximately $8.8 million and $11.3 million, respectively. However, for the fiscal year ended July 31, 2004, we had an operating loss of approximately $23.7 million. We anticipate that we will continue to incur significant operating expenses in the future, including significant costs of revenue and general and administrative expenses. We also have significant commitments and contingencies, including real estate leases, continuing stadium sponsorship obligations, and guarantees entered into by us on behalf of our current and former operating companies. As a result, we can give no assurance that we will sustain operating profitability in the future. We may also use significant amounts of cash to fund growth and expansion of our operations, including through additional acquisitions. We may also incur significant costs and expenses in connection with pending and future litigation. At January 31, 2005, we had a consolidated cash, cash equivalents and marketable securities balance of approximately $188.6 million and fixed contractual obligations of $158.2 million. If we are unable to sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

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

For the fiscal year ended July 31, 2004, sales to one customer, Hewlett-Packard, accounted for approximately 71% of CMGI’s consolidated net revenue. Sales to Hewlett-Packard accounted for approximately 35% and 37% of CMGI’s consolidated net revenue for the three and six months ended January 31, 2005, respectively. We derive substantially all of our revenue from a small number of customers. The loss of any one or more of these customers would cause our revenues to decline, perhaps below expectations. We currently do not have any agreements which obligate any customer to buy a minimum amount of products or services. We do not currently have any agreements which designate us as the sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard, Microsoft or any other key customers would have a material adverse effect on our business. We continue to derive the vast majority of our operating revenue from sales to a small number of key customers. There can be no assurance that our revenue from key customers will not decline in future periods.

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

As a result of intense price competition in the technology products marketplace, the gross margins in our supply chain management business are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and/or low demand for certain products may hinder our ability to maintain or improve our gross margins. In addition, there may be additional pressure following our acquisition of Modus with respect to overlapping customers that may seek to reduce pricing to the lower of the pre-acquisition pricing of SalesLink and Modus. These low gross margins magnify the impact of variations in revenue and operating costs on our financial results. Portions of our operating expenses are relatively fixed, and planned expenditures are based in part on anticipated orders. Our current ability to forecast the amount and timing of future order volumes is low, and we expect such condition to continue for the foreseeable future, as the Company is highly dependent upon the business needs of its customers, which are highly variable. As a result, we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins. We may also be required to spend money to restructure our operations should future demand fall significantly in any one facility. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

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

We must maintain adequate levels of inventory in our supply chain management business in order to meet customer needs, which presents risks to our financial position and operating results.

We often purchase and maintain adequate levels of inventory in our supply chain management business in order to meet customer needs rapidly and on a timely basis. The technology sector served by our customers is subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. Our customers offer limited protection, if any, from the loss in value of inventory. In addition, our customers may become unable or unwilling to fulfill such protection obligations. The decrease or elimination of price protection or the inability of our customers to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage our inventory with our customers with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, which may harm our business, financial position and operating results. In addition, we may not be able to recover fully the credit costs we would face with the financing of inventory.

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

We currently conduct business in Mexico, China, Taiwan, Singapore, Malaysia, the United Kingdom, Hungary, Ireland, France, The Netherlands and certain other foreign locations, in addition to our United States operations. Sales outside the United States accounted for 55.7% of CMGI’s total revenue for the quarter ended January 31, 2005. Prior to our acquisition of Modus, sales outside the United States accounted for 58% of CMGI’s total revenue for fiscal 2004. A portion of our international revenue cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. There is also additional risk if the currency is not freely traded. Some currencies, such as the Chinese renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While the Company often enters into forward currency exchange contracts to manage exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

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

As a result of the acquisition of Modus Media and due to the nature of the business of certain of our supply chain management customers, we experience a seasonal increase in business in the second fiscal quarter of the year. This increase yields higher revenue in this quarter than in other quarters of the year.

We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and should not be relied upon as indicative of our future performance. It is also possible that in some fiscal quarters, our operating results will be below the expectations of securities analysts and investors. In such circumstances, the price of our common stock may decline.

The price of our common stock has been volatile and may fluctuate, in part, based on the value of our assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of its investments. The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit, approximate fair value because of the short term nature of these instruments. The carrying value of long-term debt and capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our condensed consolidated balance sheet.

Interest Rate Risk

The Company has from time to time used derivative financial instruments to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The derivatives the Company uses are straightforward instruments with liquid markets. At January 31, 2005, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rate (EURIBOR) on its outstanding borrowing arrangements, and the Company had no open derivative positions with respect to its borrowing arrangements. A hypothetical 100 basis point increase in our interest rates would result in an approximate 9%, or $0.1 million, increase in our interest expense for the six months ended January 31, 2005.

Foreign Currency Risk

Prior to the Modus acquisition, the Company had minimal exposure to changes in foreign currency exchange rates, and as such, it had not used derivative financial instruments to manage foreign currency fluctuation risk. As a result of the acquisition of Modus, the Company has added operations in various countries and currencies throughout the world and its operating results and financial position are subject to greater exposure from significant fluctuations in foreign currency exchange rates. Modus historically used derivative financial instruments, principally foreign currency exchange contracts, to manage the exposure that results from such fluctuations, and the Company continues such practice.

International revenues from our foreign operating segments accounted for approximately 55.7% and 57.0% of total revenues during the three and six months ended January 31, 2005, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

Primary currencies include Euros, Singapore Dollars, British Pounds, Chinese Yuan Renminbi and Taiwan Dollars. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will decrease for our international operations when the U.S. dollar strengthens against foreign currencies.

During the six months ended January 31, 2005, the U.S. dollar weakened against the Euro and other foreign currencies. Using the foreign currency exchange rates from the beginning of our fiscal year, our Asia and Europe revenues for the six months ended January 31, 2005 would have been lower than we reported using the actual exchange rates, by approximately $0.6 million and $4.5 million, respectively, and our operating income would have been higher by approximately $0.2 million and $0.5 million, respectively.

We are also exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. For the six months ended January 31, 2005, we recorded foreign currency translation gains of approximately $4.0 million. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the six months ended January 31, 2005, we recorded foreign currency transaction losses of approximately $3.1 million which are recorded in other gains (losses), net in our condensed consolidated statements of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the 2004 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) on December 8, 2004, the following matters were acted upon by the stockholders of the Company:

1.	The election of two Class II Directors for the ensuing three years;

2.	The approval of the Company’s 2004 Stock Incentive Plan;

3.	The authorization of the Board of Directors, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its stockholders, to amend the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse split of the Company’s issued and outstanding shares of Common Stock by a ratio of 1-for-5, without further approval or authorization of the Company’s stockholders;

4.	The authorization of the Board of Directors, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its stockholders, to amend the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse split of the Company’s issued and outstanding shares of Common Stock by a ratio of 1-for-10, without further approval or authorization of the Company’s stockholders;

5.	The authorization of the Board of Directors, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its stockholders, to amend the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse split of the Company’s issued and outstanding shares of Common Stock by a ratio of 1-for-15, without further approval or authorization of the Company’s stockholders;

6.

The authorization of the Board of Directors, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its stockholders, to amend the Company’s Restated Certificate of

Incorporation, as amended, to effect a reverse split of the Company’s issued and outstanding shares of Common Stock by a ratio of 1-for-20, without further approval or authorization of the Company’s stockholders; and

7.	The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the current fiscal year.

The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of October 22, 2004 was 476,662,902. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Francis J. Jules, Michael J. Mardy, Joseph C. Lawler, David S. Wetherell and Jonathan A. Kraft. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
1. Election of two Class II Directors:
Anthony J. Bay	366,930,506	17,521,786	N.A.	N.A.	N.A.
Virginia G. Breen	367,031,251	17,421,041	N.A.	N.A.	N.A.

2. Approval of 2004 Stock Incentive Plan	130,675,466	N.A.	19,388,648	2,473,930	N.A.

3. Authorization of 1-for-5 reverse Stock split	338,519,624	N.A.	44,642,380	1,290,286	N.A.

4. Authorization of 1-for-10 reverse Stock split	334,753,456	N.A.	48,605,008	1,093,826	N.A.

5. Authorization of 1-for-15 reverse Stock split	328,976,899	N.A.	54,139,644	1,335,746	N.A.

6. Authorization of 1-for-20 reverse Stock split	328,981,107	N.A.	54,235,148	1,236,034	N.A.

7. Ratification of KPMG LLP	378,360,229	N.A.	4,653,185	1,438,878	N.A.

Item 5. Other Information

During the quarter ended January 31, 2005, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMGI, INC.

Date: March 14, 2005	By:	/s/ THOMAS OBERDORF
Thomas Oberdorf Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description
10.1	First Amended and Restated Loan and Security Agreement, dated December 31, 2004, by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holding Corp. as Borrowers, the Lenders and LaSalle Bank National Association, as agent for the Lenders, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 31, 2004 (File No. 000-23262).

10.2	Employment Offer Letter from ModusLink Corporation to William R. McLennan dated February 3, 2005 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 7, 2005 (File No. 000-23262).

10.3	Restricted Stock Agreement, dated February 7, 2005, by and between the Registrant and William R. McLennan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 7, 2005 (File No. 000-23262).

10.4	Expatriate Assignment Letter, dated as of February 16, 2005, by and between ModusLink Corporation and William R. McLennan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.