Form 10-Q
period 2005-04-30
CMGI INC
filed 2005-06-09
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

As of June 2, 2005, there were 483,842,454 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

CMGI, INC.

FORM 10-Q

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30, 2005	July 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$186,913	$271,871
Available-for-sale securities	232	292
Accounts receivable, trade, net of allowance for doubtful accounts of $2,138 and $573 at April 30, 2005 and July 31, 2004, respectively	179,586	54,296
Inventories	85,600	34,460
Prepaid expenses and other current assets	15,690	21,364
Current assets of discontinued operations	82	83

Total current assets	468,103	382,366

Property and equipment, net	41,018	7,246
Investments in affiliates	24,462	18,635
Goodwill and other intangible assets	206,661	22,122
Other assets	5,738	3,383
Non-current assets of discontinued operations	14	14

	$745,996	$433,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$349	$178
Current portion of capital lease obligations	314	—
Revolving line of credit	24,785	15,785
Accounts payable	154,088	37,055
Current portion of accrued restructuring	12,340	8,872
Accrued income taxes	7,419	24,352
Accrued expenses	44,125	32,298
Other current liabilities	5,412	2,565
Current liabilities of discontinued operations	—	155

Total current liabilities	248,832	121,260

Long-term debt, net of current portion	1,648	1,544
Long-term portion of accrued restructuring	8,924	6,269
Long-term portion of capital lease obligations	972	—
Other long-term liabilities	15,239	10,857
Non-current liabilities of discontinued operations	98	98
Minority interest	103	423
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at April 30, 2005 and July 31, 2004	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and outstanding 483,694,773 at April 30, 2005 and 401,572,283 at July 31, 2004	4,837	4,016
Additional paid-in capital	7,452,884	7,300,010
Deferred compensation	(7,481)	(591)
Accumulated deficit	(6,983,534)	(7,009,785)
Accumulated other comprehensive income (loss)	3,474	(335)

Total stockholders’ equity	470,180	293,315

	$745,996	$433,766

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
Net revenue	$265,667	$105,789	$818,517	$300,956
Operating expenses:
Cost of revenue	237,921	100,352	721,100	281,901
Selling	4,795	1,365	15,770	3,572
General and administrative	21,018	7,641	60,223	28,063
Amortization of intangible assets and stock-based compensation	2,405	72	8,320	262
Restructuring, net	1,472	2,811	3,785	5,566

Total operating expenses	267,611	112,241	809,198	319,364

Operating income (loss)	(1,944)	(6,452)	9,319	(18,408)

Other income (expense):
Interest income	1,206	799	2,713	2,821
Interest expense	(394)	(451)	(1,412)	(1,227)
Other gains (losses), net	(10)	1,323	(2,613)	45,083
Equity in losses of affiliates, net	(338)	(693)	(261)	(1,571)
Minority interest	(4)	76	(1)	(2,118)

	460	1,054	(1,574)	42,988

Income (loss) from continuing operations before income taxes	(1,484)	(5,398)	7,745	24,580
Income tax benefit	(23,099)	(74,739)	(20,553)	(70,181)

Income from continuing operations	21,615	69,341	28,298	94,761
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(2,047)	61	(2,047)	(984)

Net income	$19,568	$69,402	$26,251	$93,777

Basic earnings (loss) per share:
Earnings from continuing operations	$0.04	$0.17	$0.06	$0.24
Income (loss) from discontinued operations	(0.00)	0.00	(0.00)	(0.00)

Earnings	$0.04	$0.17	$0.06	$0.24

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.04	$0.17	$0.05	$0.23
Income (loss) from discontinued operations	(0.00)	0.00	(0.00)	(0.00)

Earnings	$0.04	$0.17	$0.05	$0.23

Shares used in computing basic earnings (loss) per share	477,515	400,721	474,222	398,581

Shares used in computing diluted earnings (loss) per share	486,210	405,650	482,585	404,291

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2005	2004
Cash flows from operating activities of continuing operations:
Net income	$26,251	$93,777
Loss from discontinued operations	(2,047)	(984)

	28,298	94,761
Adjustments to reconcile net income to cash used for continuing operations:
Depreciation and amortization	15,756	5,635
Non-operating gains, net	(425)	(45,083)
Equity in income (losses) of affiliates	261	1,571
Non-cash restructuring charges	158	504
Minority interest	—	1,274
Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
Trade accounts receivable	(31,050)	(3,284)
Inventories	(28,335)	(12,800)
Prepaid expenses and other current assets	10,920	2,551
Accounts payable, accrued restructuring and expenses	7,808	1,341
Refundable and accrued income taxes, net	(23,097)	(71,031)
Other assets and liabilities	(546)	2,649

Net cash used for operating activities of continuing operations	(20,252)	(21,912)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(7,853)	(4,793)
Net proceeds from sales of available-for-sale securities	—	79,463
Net cash impact of Modus acquisition, including retirement of Modus’ indebtedness	(68,073)	—
Proceeds from affiliate distributions	1,098	—
Investments in affiliates	(4,328)	—

Net cash provided by (used for) investing activities of continuing operations	(79,156)	74,670

Cash flows from financing activities of continuing operations:
Proceeds from revolving line of credit	9,000	13,000
Repayments of revolving line of credit	—	(2,000)
Repayments on capital leases	(224)	—
Repayments of long-term debt	(535)	(1,131)
Proceeds from issuance of common stock	5,116	1,224

Net cash provided by financing activities of continuing operations	13,357	11,093

Net cash used for discontinued operations	(201)	(1,051)

Net effect of exchange rate changes on cash and cash equivalents	1,294	—

Net increase (decrease) in cash and cash equivalents	(84,958)	62,800
Cash and cash equivalents at beginning of period	271,871	196,916

Cash and cash equivalents at end of period	$186,913	$259,716

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A.	NATURE OF OPERATIONS

CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”) provides industry-leading global supply chain management services and marketing distribution solutions that help businesses market, sell and distribute their products and services. In addition, CMGI’s venture capital affiliate, @Ventures, invests in a variety of technology ventures. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in Delaware in 1986. CMGI’s address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

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

On August 2, 2004, CMGI completed its acquisition of Modus Media, Inc., a privately held provider of supply chain management solutions (“Modus”), which conducted business through its wholly owned subsidiary, Modus Media International, Inc. CMGI acquired Modus in order to expand the geographic presence of its supply chain management offerings, diversify its customer base, broaden its product and service offerings and bolster its management team. Modus Media International, Inc., has been renamed ModusLink Corporation, and the Company’s supply chain management businesses are now operated under the ModusLink name. Through the formation of ModusLink, CMGI has created a supply chain management market leader with expected fiscal 2005 revenue of nearly $1 billion, 28 locations in 13 countries, including a significant China presence, and a widely diversified client base that includes leaders in technology, software and consumer electronics.

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

The accompanying condensed consolidated financial statements have been prepared by CMGI in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2004 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2004. The results for the three-month and nine-month periods ended April 30, 2005 are not necessarily indicative of the results to be expected for the

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

full fiscal year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation. Discontinued operations reporting has been applied for certain of the Company’s divestitures.

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

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements or results of operations.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for annual reporting periods beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) during its first quarter of fiscal year 2006. We are currently evaluating the impact of the adoption of SFAS No. 123(R) and therefore we are currently unable to quantify its effect on our condensed consolidated financial statements and results of operations; however, we believe that our stock compensation expense will increase in absolute dollars upon adoption of the standard. See pro forma disclosure as currently provided under SFAS 123 in note F.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R.

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not believe the adoption of FIN No. 47 will have a material impact on our consolidated financial statements or results of operations.

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

The purchase price to acquire the equity of Modus was approximately $143.4 million, consisting of 68.6 million shares of CMGI common stock valued at approximately $122.8 million, assumed or substituted options valued at approximately $17.0 million, of which approximately $1.8 million was allocated to deferred compensation, and $3.6 million of deal related costs. The value of the CMGI common stock issued was determined using the 5-day average market price around the measurement date, May 19, 2004, in accordance with Emerging Issues Task Force (EITF) Issue No. 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” and SFAS No. 141 “Business Combinations”. The value of the 12.6 million options issued was calculated using a Black-Scholes model with the following assumptions: volatility of 70.69%, risk-free interest rate of 3.48% and expected lives ranging from 6 months to 6.4 years.

The balance sheet and results of operations of Modus have been included in the Company’s consolidated financial statements beginning August 2, 2004.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

August 2, 2004 (in thousands)
Cash and cash equivalents	$37,045
Other current assets	119,485
Property, plant, and equipment	31,388
Other non-current assets	5,316
Identifiable intangible assets	26,590
Goodwill	161,868

Total assets acquired	381,692

Current liabilities	133,351
Other non-current liabilities	5,998
Long-term debt	100,717

Total liabilities assumed	240,066

Net assets acquired	$141,626

Deferred compensation component of purchase price	$1,765

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

As of April 30, 2005, certain integration activities related to the Company’s acquisition of Modus had not yet been completed. Accordingly, during the fourth quarter, the Company expects to incur additional costs related to integrating its acquisition of Modus. These costs may include employee termination charges, costs to exit facility and equipment related obligations, and costs associated with the elimination of redundant overhead and infrastructure between the Company and Modus. Such costs, if incurred, will be reflected as either restructuring charges or as adjustments to goodwill in accordance will the applicable accounting guidance.

Amortization of intangible assets and stock-based compensation for the three and nine months ended April 30, 2005 and 2004, respectively, consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
		(in thousands)
Amortization of intangible assets	$1,307	$—	$3,919	$—
Amortization of stock-based compensation	1,098	72	4,401	262

Total	$2,405	$72	$8,320	$262

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The amortization of intangible assets for the three and nine months ended April 30, 2005 would have been primarily allocated to selling expenses had the Company recorded the expenses within the functional operating expense categories. The amortization of stock-based compensation for the three and nine months ended April 30, 2005 would have been allocated $0.3 million and $0.8 million, respectively, to cost of goods sold, $0.2 million and $1.0 million, respectively, to selling expenses and $0.6 million and $2.6 million, respectively, to general and administrative expenses had the Company recorded the expenses within the functional operating expense categories. The amortization of stock-based compensation for the three and nine months ended April 30, 2004 would have been allocated to general and administrative expenses.

The carrying amount of goodwill as of April 30, 2005 is as follows:

	Americas	Europe	Asia	Total
	(in thousands)
Balance as of July 31, 2004	$22,122	$—	$—	$22,122
Goodwill from acquisition of Modus	60,346	24,388	77,134	161,868

Balance as of April 30, 2005	$82,468	$24,388	$77,134	$183,990

The following unaudited pro forma financial information presents the consolidated operations of the Company as if the August 2, 2004 acquisition of Modus had occurred as of the beginning of fiscal year 2004. The pro forma financial results of operations, for the three months ended April 30, 2004, included a $0.3 million non-recurring charge for Modus incurred deal costs associated with a potential transaction that was not consummated. The pro forma financial results of operations, for the nine months ended April 30, 2004, included approximately $1.1 million of restructuring charges for severance related costs for former Modus executives, a $0.3 million reduction to a previously recorded Modus facility lease obligation, as well as the $0.3 million non-recurring charge for the prior Modus deal costs mentioned above. The following unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisition been consummated on the date assumed and do not project the Company’s results of operations for any future period:

	Three months ended	Nine months ended
	April 30, 2004
	(in thousands, except per share data)
Net revenue	$241,345	$727,019
Income from continuing operations	$69,898	$103,275
Net income	$69,959	$102,291
Net earnings per share (basic)	$0.15	$0.22
Net earnings per share (diluted)	$0.14	$0.21

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

E.	GOODWILL AND INTANGIBLE ASSETS

	Goodwill	Customer Relationships	Developed Technology	Trade Names	Non-compete Agreements	Total
	(in thousands)
Balance as of July 31, 2004	$22,122	$—	$—	$—	$—	$22,122
Goodwill and other intangible assets from the acquisition of Modus	154,118	20,500	3,500	2,190	400	180,708

Gross carrying amount	176,240	20,500	3,500	2,190	400	202,830
Amortization expense	—	(731)	(292)	(183)	(100)	(1,306)

Balance as of October 31, 2004	$176,240	$19,769	$3,208	$2,007	$300	$201,524

Goodwill adjustment from the acquisition of Modus	4,222	—	—	—	—	4,222

Amortization expense	—	(731)	(292)	(183)	(100)	(1,306)

Balance as of January 31, 2005	$180,462	$19,038	$2,916	$1,824	$200	$204,440

Goodwill adjustment from the acquisition of Modus	3,528	—	—	—	—	3,528

Amortization expense	—	(731)	(292)	(184)	(100)	(1,307)

Balance as of April 30, 2005	$183,990	$18,307	$2,624	$1,640	$100	$206,661

During the three months ended April 30, 2005, the Company recorded a purchase accounting adjustment to goodwill of $3.5 million, of which $2.9 million related to restructuring initiatives at certain former Modus locations in the Americas and Europe regions, in connection with the Company’s Modus acquisition. These restructuring intiatives primarily relate to the exiting of excess Modus office space.

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

including tax benefits realized, are credited to equity. The following table illustrates the pro forma effect on net income/(loss) and earnings/(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income	$19,568	$69,402	$26,251	$93,777
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,004)	(15,912)	(16,160)	(83,782)
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	1,098	72	4,401	262

Pro forma net income	$18,662	$53,562	$14,492	$10,257

Earnings per share:
Basic—as reported	$0.04	$0.17	$0.06	$0.24

Basic—pro forma	$0.04	$0.13	$0.03	$0.03

Diluted—as reported	$0.04	$0.17	$0.05	$0.23

Diluted—pro forma	$0.04	$0.13	$0.03	$0.03

The fair value of each stock option and nonvested stock award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2005	2004	2005	2004
Risk-free interest rate	3.9%	2.8%	3.5%	2.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	75.1%	79.3%	71.1%	103.0%
Expected life (years)	5.78	6.35	4.18	4.62
Weighted average fair value of options granted during the period	$1.62	$1.40	$0.96	$1.20

During the nine months ended April 30, 2005, the Company issued approximately 5.4 million shares of nonvested CMGI common stock to certain executives and other employees of the Company and its subsidiaries. In connection with these nonvested stock grants the Company recorded approximately $1.1 million and $4.3 million of stock compensation expense during the three and nine months ended April 30, 2005, respectively. In addition, the Company also recorded approximately $0.1 million of stock compensation expense during the nine months ended April 30, 2005 related to shares of nonvested CMGI common stock issued in fiscal 2004.

In December 2004, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2004 Stock Incentive Plan (the “2004 Plan”) pursuant to which the Company may grant stock options, stock appreciation rights, nonvested stock awards and other equity-based awards for the purchase of up to an aggregate of 15,000,000 shares of common stock of the Company. The maximum number of shares with respect to which stock options may be granted to any one participant under the 2004 Plan may not exceed

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6,000,000 shares per calendar year. The maximum number of shares with respect to which awards other than stock options and stock appreciation rights may be granted under the 2004 Plan is 5,000,000 shares.

As of April 30, 2005 15,000,000 shares were available for issuance under the plan.

G.	OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
	(in thousands)
Gain on sales of marketable securities, net	$—	$741	$—	$44,543
Loss on impairment of marketable securities	—	—	—	(27)
Foreign exchange losses	(198)	(83)	(3,315)	(173)
Other, net	188	665	702	740

	$(10)	$1,323	$(2,613)	$45,083

During the three and nine months ended April 30, 2005, the Company incurred foreign exchange losses of approximately $0.2 million and $3.3 million, respectively. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia. The Company has historically had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. As a result of the acquisition of Modus, the Company has added operations in various countries throughout the world and its operating results and financial position can be affected by significant fluctuations in foreign currency exchange rates. Modus has historically used derivative financial instruments, principally foreign currency exchange contracts, to manage the exposure that results from such fluctuations, and the Company expects to continue such practice. However, the Company has certain foreign exchange exposures in Asia, related to intercompany loans denominated in United States Dollars (USD) to certain of the Company’s subsidiaries outside that region, which the Company has not historically hedged. The Company is currently evaluating risk management strategies to minimize this exposure in the future.

During the three and nine months ended April 30, 2004, the Company sold marketable securities for total proceeds of approximately $0.7 million and $79.5 million, respectively, and recorded net pre-tax gains of approximately $0.7 million and $44.5 million, respectively, on these sales. The shares sold during the three months ended April 30, 2004 consisted of approximately 0.2 million shares of NaviSite, Inc. common stock for total proceeds of approximately $0.7 million. The shares sold during the nine months ended April 30, 2004 also included approximately 1.0 million shares of Loudeye Corp. common stock sold for proceeds of approximately $2.3 million, approximately 3.2 million shares of Overture Services, Inc. common stock sold by the Company’s AltaVista subsidiary for total proceeds of approximately $75.4 million and approximately 0.2 million shares of Primus Knowledge Solutions common stock for proceeds of approximately $1.0 million.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

H.	RESTRUCTURING CHARGES

The following table summarizes the activity in the restructuring accrual for the three and nine months ended April 30, 2005:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
Accrued restructuring balance at July 31, 2004	$296	$14,845	$—	$15,141

Restructuring liability assumed in conjunction with the Modus acquisition	954	1,927	—	2,881
Restructuring accrual—Modus acquisition	2,738	3,201	—	5,939
Restructuring charges	456	856	—	1,312
Restructuring adjustments	—	24	—	24
Cash charges	(2,165)	(3,471)	—	(5,636)

Accrued restructuring balance at October 31, 2004	$2,279	$17,382	$—	$19,661

Restructuring accrual—Modus acquisition	1,816	2,192	—	4,008
Restructuring charges	479	340	158	977
Cash charges	(1,510)	(2,194)	—	(3,704)
Non-cash charges	—	—	(158)	(158)

Accrued restructuring balance at January 31, 2005	$3,064	$17,720	$—	$20,784

Restructuring accrual—Modus acquisition	4	2,899	—	2,903
Restructuring charges	1,101	125	—	1,226
Restructuring adjustments	—	246	—	246
Cash charges	(1,957)	(1,938)	—	(3,895)

Accrued restructuring balance at April 30, 2005	$2,212	$19,052	$—	$21,264

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

The net restructuring charges for the three and nine months ended April 30, 2005 and 2004, respectively, would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
	(in thousands)
Cost of revenue	$719	$2,782	$1,751	$2,847
Selling	113	—	182	—
General and administrative	640	29	1,852	2,719

	$1,472	$2,811	$3,785	$5,566

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the three months ended April 30, 2005, the Company recorded net restructuring charges of approximately $1.5 million. These charges consisted of approximately $1.2 million relating to a workforce reduction of 78 employees, $0.1 million relating to unutilized facilities for which the Company expects to realize no future economic benefit, and adjustments of approximately $0.2 million to previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the estimated length of time required to sublease each vacant space and the expected rent recovery rates. In addition, the Company also accrued approximately $2.9 million primarily relating to a former Modus location in the Americas region.

During the nine months ended April 30, 2005, the Company recorded net restructuring charges of approximately $3.8 million. These charges consist of approximately $2.0 million related to a workforce reduction of 134 employees, approximately $1.5 million relating to unutilized facilities for which the Company expects to realize no future economic benefit, adjustments of approximately $0.2 million to previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the estimated length of time required to sublease each vacant space and the expected rent recovery rates, and $0.1 million relating to the impairment of certain assets no longer in service.

In conjunction with the acquisition of Modus, the Company assumed approximately $2.9 million of Modus restructuring liabilities. In addition, during the nine months ended April 30, 2005, the Company accrued approximately $12.8 million of restructuring charges in connection with the Company’s Modus acquisition. These assumed and accrued charges totaled $8.1 million, $7.1 million and $0.5 million in the Americas, Europe and Asia regions, respectively, and primarily relate to the elimination of excess plant capacity and redundant infrastructure in those regions.

As of April 30, 2005, certain integration activities related to the Company’s acquisition of Modus had not yet been completed. Accordingly, in future periods, the Company expects to incur additional costs related to integrating its acquisition of Modus. These costs may include employee termination charges, costs to exit facility and equipment-related obligations, and costs associated with the elimination of redundant overhead and infrastructure between the Company and Modus. Such costs, if incurred, will be reflected as either restructuring charges or as adjustments to goodwill, in accordance with the applicable accounting guidance.

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Company believes that its forward currency exchange contracts economically function as effective hedges of the underlying exposures, however the foreign currency contracts do not meet the specific criteria for hedge accounting defined in SFAS No. 133, thus requiring the Company to record all changes in the fair value of these contracts in earnings in the period of the change. During the quarter ended April 30, 2005, the Company recorded an unrealized loss of $0.1 million, as a result of fair value changes on its outstanding forward currency exchange contracts. This unrealized loss has been included in Other gains (losses), net in the Company’s condensed consolidated statement of operations.

J.	SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, prior to August 2, 2004, the Company reported one operating segment, eBusiness and Fulfillment, which included the results of operations of the Company’s SalesLink subsidiary.

On August 2, 2004, CMGI completed its acquisition of Modus. As a result of this acquisition, the Company modified its organizational structure to closely resemble the operating model historically used by Modus. This operating structure is aligned along the Americas, Asia, and Europe regions. Each of these regions has designated management teams with direct responsibility over the operations of the respective regions. Accordingly, the Company’s CODM now focuses primarily on regional information and analysis for purposes of making decisions about allocating resources and assessing performance. As a result, the Company currently reports three operating segments, Americas, Asia, and Europe. Historical segment information has been reclassified to conform to the current reporting structure.

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

Management evaluates segment performance based on segment net revenue, operating income/(loss), net income/(loss) and “Non-GAAP operating income/(loss)”, which is defined as the operating income/(loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, and amortization of

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

intangible assets and stock-based compensation. The Company believes that Non-GAAP operating income/(loss) provides investors with a useful supplemental measure of the Company’s operating performance by excluding the impact of non-cash charges and restructuring activities. Each of the excluded items (depreciation, long-lived asset impairment, amortization of intangible assets and stock-based compensation and restructuring) were excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges. These charges, as well as charges related to depreciation and amortization of intangible assets and stock-based compensation, have been excluded for the purpose of enhancing the understanding by both management and investors of the underlying baseline operating results and trends of the business, which management uses to evaluate our financial performance for purposes of planning and forecasting future periods. Non-GAAP operating income/(loss) does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies. Non-GAAP operating income/(loss) results should not be evaluated in isolation of, or as a substitute for the Company’s financial results prepared in accordance with US GAAP. The Company’s usage of Non-GAAP operating income/(loss) and the underlying methodology in excluding certain charges, is not necessarily an indication of the results of operations that may be expected in the future, or that the Company will not, in fact, incur such charges in future periods.

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

One customer based in the U.S., Hewlett-Packard, accounted for approximately 35% and 69% of the Company’s consolidated net revenue for the three months ended April 30, 2005 and 2004, respectively, and approximately 36% and 72% of the Company’s consolidated net revenue for the nine months ended April 30, 2005 and 2004, respectively.

International revenues accounted for approximately 58% of total revenues during the nine months ended April 30, 2005 as compared to 48% for the same period in the prior year. The growth in our international operations, which is due to our Modus acquisition, has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international segments are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, Singapore Dollars, British Pounds, Chinese Yuan Renminbi and Taiwan Dollars. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our Asia and Europe segments. Similarly, our revenues, operating expenses and net income will decrease for our Asia and Europe segments when the U.S. dollar strengthens against foreign currencies.

During the nine months ended April 30, 2005, the U.S. dollar weakened against the Euro and other foreign currencies. Using the foreign currency exchange rates from the beginning of our fiscal year, our Asia and Europe revenues for the nine months ended April 30, 2005 would have been lower than we reported using the actual exchange rates, by approximately $1.3 million and $7.5 million, respectively, and our operating income would have been higher by approximately $0.4 million and $1.1 million, respectively.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Summarized financial information of the Company’s continuing operations by segment is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
	(in thousands)
Net revenue:
eBusiness and Fulfillment
Americas	$106,379	$54,463	$343,857	$155,469
Asia	52,561	8,422	162,635	25,703
Europe	106,727	42,778	311,941	119,281

Total eBusiness and Fulfillment	265,667	105,663	818,433	300,453
Managed Application Services	—	126	84	503

	$265,667	$105,789	$818,517	$300,956

Operating income (loss):
eBusiness and Fulfillment
Americas	$(1,312)	$(3,968)	$2,323	$(4,274)
Asia	3,969	(645)	19,673	(1,168)
Europe	132	789	302	3,243

Total eBusiness and Fulfillment	2,789	(3,824)	22,298	(2,199)

Managed Application Services	(432)	137	(348)	509
Portals	—	(221)	—	(1,807)
Other	(4,301)	(2,544)	(12,631)	(14,911)

	$(1,944)	$(6,452)	$9,319	$(18,408)

Non-GAAP operating income (loss):
eBusiness and Fulfillment
Americas	$1,642	$312	$11,350	$2,716
Asia	5,319	(620)	24,808	(1,087)
Europe	1,518	845	4,287	3,400

Total eBusiness and Fulfillment	8,479	537	40,445	5,029
Managed Application Services	—	125	84	498
Portals	—	(8)	—	(27)
Other	(4,073)	(2,511)	(11,669)	(12,707)

	$4,406	$(1,857)	$28,860	$(7,207)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
	(in thousands)
Non-GAAP operating income (loss)	$4,406	$(1,857)	$28,860	$(7,207)
Adjustments:
Depreciation	(2,473)	(1,712)	(7,436)	(5,373)
Amortization of intangible assets and stock-based compensation	(2,405)	(72)	(8,320)	(262)
Restructuring, net	(1,472)	(2,811)	(3,785)	(5,566)

GAAP operating income (loss)	$(1,944)	$(6,452)	$9,319	$(18,408)
Other income (expense)	460	1,054	(1,574)	42,988
Income tax benefit	(23,099)	(74,739)	(20,553)	(70,181)
Income (loss) from discontinued operations	(2,047)	61	(2,047)	(984)

Net income	$19,568	$69,402	$26,251	$93,777

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	April 30, 2005	July 31, 2004
	(in thousands)
Total assets of continuing operations:
eBusiness and Fulfillment
Americas	$229,609	$109,065
Asia	215,880	13,252
Europe	169,852	49,949

Total eBusiness and Fulfillment	615,341	172,266
Managed Application Services	1,075	1,053
Portals	408	414
Other	129,076	259,936

	$745,900	$433,669

K.	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three and nine months ended April 30, 2005, approximately 8.7 million and 8.4 million weighted average common stock equivalent shares, respectively, were included in the denominator in the calculation of diluted earnings per share. For the three and nine months ended April 30, 2005, approximately 7.5 million and 7.6 million common stock equivalent shares and approximately 0.4 million nonvested shares were excluded from the denominator in the diluted earnings per share calculation as their inclusion would have been antidilutive. For the three and nine months ended April 30, 2004, approximately 4.9 million and 5.7 million weighted average common stock equivalent shares, respectively, were included in the denominator in the calculation of diluted earnings per share. For the three and nine months ended April 30, 2004, approximately 6.1 million and 6.4 million common stock equivalent shares, respectively, were excluded from the denominator in the diluted earnings per share calculation as their inclusion would have been antidilutive.

L.	COMPREHENSIVE INCOME

The components of comprehensive income, net of income taxes, are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$19,568	$69,402	$26,251	$93,777

Net unrealized holding gain (loss) arising during the period	(70)	(121)	(61)	1,153
Reclassification adjustment for net realized (gains) included in net income	—	(741)	—	(44,543)

	(70)	(862)	(61)	(43,390)

Foreign currency translation adjustment arising during the period	(153)	265	3,870	(209)

Comprehensive income	$19,345	$68,805	$30,060	$50,178

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The components of accumulated other comprehensive income (loss) are as follows:

	April 30, 2005	July 31, 2004
	(in thousands)
Net unrealized holding (losses)	$(80)	$(19)
Cumulative foreign currency translation adjustment	3,554	(316)

	$3,474	$(335)

M.	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

	Nine Months Ended April 30,
	2005	2004
	(in thousands)
Cash paid for interest	$1,207	$997
Cash paid for income taxes	$1,020	$752
Common stock issued in settlement of contractual obligation	$—	$593
Nonvested stock grant to certain executives and employees (excluding acquisition related grant)	$6,671	$850

Significant non-cash investing activities during the nine months ended April 30, 2005 included the issuance of approximately 68.6 million shares of CMGI common stock and assumed or substituted options to purchase approximately 12.6 million shares of CMGI common stock in connection with the acquisition of Modus. In addition, the Company issued approximately 2.5 million shares of nonvested CMGI common stock (valued at approximately $3.6 million) to certain executives and employees of Modus in connection with the acquisition.

There were no significant non-cash investing activities during the nine months ended April 30, 2004.

N.	INVENTORIES

Inventories at April 30, 2005 and July 31, 2004 consisted of the following:

	April 30, 2005	July 31, 2004
	(in thousands)
Raw Materials	$50,894	$23,047
Work-in-process	1,554	39
Finished Goods	33,152	11,374

	$85,600	$34,460

O.	CONTINGENCIES

On September 24, 2003, the Official Committee of Unsecured Creditors of Engage, Inc. (the “Creditors Committee”) filed a complaint against the Company in the U.S. Bankruptcy Court (Massachusetts, Western Division). The complaint was amended on November 6, 2003. In the amended complaint, the Creditors

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Committee asserted a number of causes of action, including the following: (i) re-characterization of debt as equity, (ii) equitable subordination, (iii) invalidation of a release, (iv) fraudulent transfer, (v) preferential transfers, (vi) illegal redemption of shares, (vii) turnover of property of estate, (viii) alter ego, (ix) breach of contract, (x) breach of covenant of good faith and fair dealing, (xi) promissory estoppel, (xii) unjust enrichment, (xiii) unfair and deceptive trade practices under Massachusetts General Laws §93A, and (xiv) declaration with respect to scope and extent of security interests. The Creditors Committee seeks monetary damages and other relief, including cancellation of a $2.0 million promissory note, return of $2.5 million in cash, certain other unspecified amounts and a finding that the Company is liable for Engage’s debt. In addition, on May 28, 2004, the Creditors Committee filed a complaint in the U.S. Bankruptcy Court against David Wetherell, George McMillan, Andrew Hajducky and Christopher Cuddy, in their individual capacities as former officers and/or directors of Engage. The Complaint asserts the following causes of action: (i) breaches of fiduciary duties, (ii) fraudulent misrepresentations, (iii) negligent misrepresentations, and (iv) unfair and deceptive trade practices. The Creditors Committee seeks unspecified monetary and other damages. The Company is obligated to indemnify each of Messrs. Wetherell, McMillan and Hajducky in connection with the foregoing action, subject to the terms of the Company’s certificate of incorporation and by-laws. On August 23, 2004, the U.S. Bankruptcy Court entered an order consolidating the foregoing two cases into a single proceeding. In May 2005, the parties reached a conditional settlement of the consolidated cases covering the Company and Messrs. Wetherell, McMillan and Hajducky. Under the terms of the conditional settlement, the Company has agreed to release any claims under the $2.0 million promissory note and to pay the plaintiffs the sum of $2.5 million, of which $500,000 will be provided by a third party under an applicable insurance contract. The settlement is subject to approval by the Bankruptcy Court, and the parties anticipate a ruling within 30 days. If the settlement is not approved by the Bankruptcy Court, the settlement shall be deemed void and discovery in the underlying litigation would resume. The Company has recorded the $2.0 million net settlement within income (loss) from discontinued operations for the three and nine months ended April 30, 2005 on the Company’s condensed consolidated statements of operations.

The Company is also a party to litigation, which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, liquidity, results of operations or financial condition.

From time to time, the Company agrees to provide indemnification to its customers in the ordinary course of business. Typically, the Company agrees to indemnify its customers for losses caused by the Company including with respect to certain intellectual property, such as databases, software masters, certificates of authenticity and similar valuable intellectual property. As of April 30, 2005, the Company had no recorded liabilities with respect to these arrangements.

P.	SUBSEQUENT EVENT

During May 2005, Molecular, one of CMGI@Ventures IV, LLC’s portfolio companies, was acquired by Isobar. As a result of the transaction, the Company received proceeds of $6.1 million. The Company may receive up to $3.6 million of additional proceeds, depending on the satisfaction of certain earnout targets over the two years subsequent to the transaction, termination of the indemnification period, and the release of the shareholder escrow. The Company expects to record a gain on the sale of approximately $4.5 million during the fourth quarter of fiscal 2005.

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

Overview

CMGI, through its ModusLink and SalesLink subsidiaries, provides industry-leading global supply chain management services and marketing distribution solutions. ModusLink provides extended supply chain management services and solutions to the technology industry on a global basis. These services and solutions include supply base and inventory management, sourcing, manufacturing, configuration, assembly processes, EDI solutions offering direct connections with customer IT systems, distribution and fulfillment, e-commerce, order management, production, customer service and supply chain design and consulting. SalesLink provides marketing distribution services to our customers, fulfilling orders for promotional collateral and products by assembling and shipping the items requested. We also maintain interests in several venture capital funds which invest in emerging, innovative and promising technologies and industries. An aggregate of $4.3 million was invested by our venture capital affiliates during the nine months ended April 30, 2005.

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

Since that time, we believe that we have made substantial progress towards these goals through our sales and marketing efforts, cost savings initiatives, and our acquisition of Modus in August 2004. For the nine months ended April 30, 2005, CMGI reported net revenue of $818.5 million, an operating profit of $9.3 million and net income of $26.3 million. We currently conduct business in the United Kingdom, The Netherlands, Hungary, France, Singapore, Taiwan, China, Malaysia, Ireland and other foreign locations, in addition to the Company’s North American operations. We expect to continue to develop, expand and refine our product and service offerings. At April 30, 2005, we had cash and cash equivalents of $186.9 million, and working capital of $219.3 million.

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

We have a limited number of key customers that account for a significant percentage of our revenue. For the fiscal year ended July 31, 2004, sales to one customer, Hewlett-Packard, accounted for approximately 71% of our consolidated net revenue. As a result of the Modus acquisition, we expect this customer concentration to be reduced to below 40% in fiscal 2005. For the three and nine months ended April 30, 2005, sales to Hewlett-Packard accounted for approximately 35% and 36% of the Company’s consolidated net revenue, respectively. We currently do not have any agreements which obligate any customer to buy a minimum amount of products or services from us. Consequently, our sales are subject to demand variability by our customers. The level and timing of orders placed by our customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. We expect to continue to derive the vast majority of our revenue from sales to a small number of key customers.

In fiscal 2005, our focus is on continuing to integrate ModusLink, as well as on expanding our customer base and service offerings, expanding relationships with existing customers, leveraging our operational expertise and global footprint, and capitalizing on outsourcing opportunities worldwide. Among the key external factors that will influence our fiscal 2005 performance are the continued improvement of global economic conditions, especially in the technology sector, increased demand for our customers’ products, and increased demand for outsourcing services.

Certain amounts for prior periods in the accompanying consolidated financial statements, and in the discussion below, have been reclassified to conform to current period presentations.

Results of Operations

In the discussion below of the Company’s results of operations for the three and nine months ended April 30, 2005, the use of the terms “organic growth” or “organic decline” are in reference to the Company’s SalesLink business pre-acquisition of Modus.

Three months ended April 30, 2005 compared to the three months ended April 30, 2004

Net Revenue:

	Three Months Ended April 30, 2005	As a % of Total Net Revenue	Three Months Ended April 30, 2004	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$106,379	40%	$54,463	52%	$51,916	95%
Asia	52,561	20%	8,422	8%	44,139	524%
Europe	106,727	40%	42,778	40%	63,949	149%

Total eBusiness and Fulfillment	265,667	100%	105,663	100%	160,004	151%
Managed Application Services	—	—	126	—	(126)	(100)%

Total	$265,667	100%	$105,789	100%	$159,878	151%

The increase in net revenue for the three months ended April 30, 2005, as compared to the same period in the prior year, was primarily attributable to the Company’s acquisition of Modus on August 2, 2004.

For the three months ended April 30, 2005, as compared to the same period in the prior year, the Company’s Modus acquisition contributed 100% of the year over year revenue growth within each of the Americas, Asia, and Europe segments. Additionally, the Americas region realized 4% year over year organic decline due to lower order volumes for certain customer programs during the third quarter of fiscal 2005 as compared to the prior year. Within the Europe region, year over year organic revenue was flat and in the Asia region organic revenues declined by approximately 84%, or $7.1 million primarily as a result of reduced order volumes attributable to the loss of a supply chain management program.

The Company derives substantially all of its revenue by providing supply chain management services. Our business and future growth will continue to depend in large part on the industry trend towards outsourcing supply chain management and other business processes. During the three months ended April 30, 2005 and 2004, one customer, Hewlett-Packard, accounted for approximately 35% and 69% of the Company’s consolidated net revenues, respectively.

As a result of the Modus acquisition, we expect our operating results to be affected by seasonality driven demand for certain of our customers’ products, including consumer electronics and computer software programs. We expect this seasonality to contribute to higher sales in the Americas region during our second fiscal quarter as compared to the other periods of our fiscal year. This seasonality driven demand did not impact our third quarter nor is it expected to be realized in the Company’s fourth quarter of fiscal 2005. In addition, there can be no assurance that this seasonality driven demand will continue in future periods.

The Company continues to see volatility in the global consumer electronics markets and as such maintains a conservative view on order volumes and revenue. Our current ability to forecast the amount and timing of future order volumes is low, and we expect such condition to continue for the foreseeable future, as the Company is highly dependent upon the business needs of its customers, whose businesses, in turn, depend upon various factors related to the high tech sector generally, and demand for products and services in that industry. The Company sells primarily on a purchase order basis, rather than pursuant to long-term contracts or contracts with minimum purchase requirements. These purchase orders are generally for quantities necessary to support near-term demand for our customers’ products. A significant portion of our customer base operates in the technology sector, which is intensely competitive and very volatile. Our customers’ order volumes vary from quarter-to-quarter for a variety of reasons, including market acceptance of their new product introductions and overall demand for their products. This business environment, and our mode of transacting business with our customers, does not lend itself to precise measurement of the amount and timing of future order volumes, and as a result, future sales volumes and revenues could vary significantly from period to period.

Cost of Revenue:

	Three Months Ended April 30, 2005	As a % of Segment Net Revenue	Three Months Ended April 30, 2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$98,451	93%	$51,743	95%	$46,708	90%
Asia	41,256	78%	8,092	96%	33,164	410%
Europe	98,214	92%	40,517	95%	57,697	142%

Total eBusiness and Fulfillment	$237,921	90%	$100,352	95%	$137,569	137%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. The Company’s cost of revenue for the three months ended April 30, 2005 increased as compared to the same period in the prior year, primarily as a result of the Company’s acquisition of Modus on August 2, 2004. In addition, the Modus acquisition was primarily responsible for the increase in gross margins from 5% to 10%, year over year.

Cost of revenue and gross margins within the Americas, Asia, and Europe segments increased for the three months ended April 30, 2005, as compared to the same period in the prior year, primarily as a result of the cost of revenue and gross margin contributions from the Company’s Modus acquisition. The Company’s gross margin percentages within the Americas, Asia and Europe segments were 7%, 22% and 8%, respectively, for the three months ended April 30, 2005, as compared to 5%, 4% and 5%, respectively, for the same period of the prior year. During the third quarter of fiscal 2005, the Company’s gross margins were negatively impacted by a price concession to a major customer within the Asia region, which reduced the Company’s overall gross margin by approximately 1.5%. The Company expects that this price concession will have a similar effect to the overall gross margin in the fourth quarter of fiscal 2005. In recent years, the demand for supply chain management services in both the Americas and Europe has been adversely affected by customers’ migration of their work to lower cost regions of world, particularly Asia. Accordingly, as a result of the lower overall cost of delivering the Company’s products and services in the Asia region, particularly China, and the increasing demand for supply chain management services in that region, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, over the long-term, we expect that the gross margin levels earned in Asia will more closely approximate those of the Americas and Europe. Our gross margins are impacted by a number of factors, including competition, order volumes, pricing, customer mix, and overall demand for our customers’ products. A significant portion of the costs required to deliver our products and services is fixed in nature. The Company is continually focused on margin improvement through cost reductions and asset and employee productivity gains, in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, moving work to lower-cost venues, establishing facilities closer to our customers to gain efficiencies, and adding other service offerings at higher margins.

Selling Expenses:

	Three Months Ended April 30, 2005	As a % of Segment Net Revenue	Three Months Ended April 30, 2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$1,594	1%	$709	1%	$885	125%
Asia	1,375	3%	76	1%	1,299	1,709%
Europe	1,826	2%	579	1%	1,247	215%

Total eBusiness and Fulfillment	4,795	2%	1,364	1%	3,431	252%
Other	—	—	1	—	(1)	(100)%

Total	$4,795	2%	$1,365	1%	$3,430	251%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, marketing expenses and travel costs. Selling expenses increased during the three months ended April 30, 2005, as compared to the same period in the prior fiscal year, primarily as a result of the Company’s acquisition of Modus, which contributed approximately 87% of the year over year increase. The remaining 13% increase in selling expenses year over year were primarily attributable to increased consulting and professional fees of approximately $0.3 million and travel-related costs of approximately $0.3 million. Of the Company’s total selling expenses for the three months ended April 30, 2005 and 2004, employee-related costs represented approximately 69% of the total selling expense in each period. The Company expects its selling expenses to continue to approximate 2% of net revenue for the foreseeable future.

General and Administrative Expenses:

	Three Months Ended April 30, 2005	As a % of Segment Net Revenue	Three Months Ended April 30, 2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$5,980	6%	$3,197	6%	$2,783	87%
Asia	5,175	10%	899	11%	4,276	476%
Europe	5,779	5%	893	2%	4,886	547%

Total eBusiness and Fulfillment	16,934	6%	4,989	5%	11,945	239%
Managed Application Services	—	—	1	1%	(1)	(100)%
Portals	—	—	8	—	(8)	(100)%
Other	4,084	—	2,643	—	1,441	55%

Total	$21,018	8%	$7,641	7%	$13,377	175%

General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. General and administrative expenses within the Americas, Asia, and Europe segments increased during the three months ended April 30, 2005, as compared to the same period in the prior fiscal year, primarily as a result of the Company’s acquisition of Modus, which contributed approximately 98% of the year over year increase. The remaining 2% increase in general and administrative expenses within the Americas, Asia, and Europe segments was primarily attributable to higher accounting, legal and professional fees of approximately $0.9 million and employee-related costs of approximately $0.3 million. This increase was partially offset by a $0.9 million reduction in depreciation costs associated with the replacement of an Enterprise Resource Planning (ERP) system in fiscal year 2004.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs associated with certain corporate administrative functions, such as legal and finance, which are not fully allocated to the Company’s subsidiary companies, as well as administration costs related to the Company’s venture capital affiliates. General and administrative expenses within the Other category increased over the prior year primarily as a result of higher professional fees of approximately $0.2 million associated with evaluating certain integration and strategic initiatives related to the Company’s ModusLink subsidiary as well as higher accounting and legal fees of approximately $0.3 million and $1.0 million, respectively. This increase was partially offset by lower directors and officers insurance costs of approximately $0.2 million. The Company expects its general and administrative costs to increase, both on an absolute dollar basis and as a percentage of revenue, during the fourth quarter of fiscal 2005 as a result of higher accounting-related fees in connection with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and costs associated with migrating the Company’s ModusLink subsidiary to a common ERP platform.

Amortization of Intangible Assets and Stock-Based Compensation:

	Three Months Ended April 30, 2005	As a % of Segment Net Revenue	Three Months Ended April 30, 2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$990	1%	—	—	$990	100%
Asia	775	1%	—	—	775	100%
Europe	367	—	—	—	367	100%

Total eBusiness and Fulfillment	2,132	1%	—	—	2,132	100%
Other	273	—	$72	—	201	279%

Total	$2,405	1%	$72	—	$2,333	3,240%

Amortization of intangible assets and stock-based compensation for the three months ended April 30, 2005 includes approximately $0.7 million of stock-based compensation related to the issuance of approximately 2.5 million shares of nonvested CMGI common stock to certain ModusLink executives and employees in connection with the Company’s acquisition of Modus. These nonvested shares vest over one year. The Company also recorded $0.1 million of stock-based compensation attributed to the amortization of the intrinsic value of unvested Modus stock options assumed by the Company in connection with its acquisition of Modus. Amortization of intangible assets and stock-based compensation within the Other category relates to the issuance of nonvested CMGI stock to certain executives of the Company in fiscal 2004 and 2005. In addition, the Company recorded amortization of intangible assets of approximately $1.3 million for the three months ended April 30, 2005. The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 1 to 7 years.

The Company believes that stock-based compensation expense in absolute dollars will increase upon adoption of SFAS No. 123(R). See “Recent Accounting Pronouncements” for further discussion of the impact of the adoption of SFAS No. 123(R), which will be effective for the Company beginning August 1, 2005.

Restructuring, net:

	Three Months Ended April 30, 2005	As a % of Segment Net Revenue	Three Months Ended April 30, 2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$676	1%	$2,782	5%	$(2,106)	(76)%
Asia	11	—	—	—	11	100%
Europe	409	1%	—	—	409	100%

Total eBusiness and Fulfillment	1,096	1%	2,782	3%	(1,686)	(61)%
Managed Application Services	432	—	(12)	(10)%	444	3,700%
Portals	—	—	213	—	(213)	(100)%
Other	(56)	—	(172)	—	116	67%

Total	$1,472	1%	$2,811	3%	$(1,339)	(48)%

During the three months ended April 30, 2005, the Company recorded net restructuring charges of approximately $1.5 million. These charges consisted of approximately $1.2 million relating to a workforce reduction of 78 employees, $0.1 million relating to unutilized facilities for which the Company expects to realize no future economic benefit, and adjustments of approximately $0.2 million to previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the estimated length of time required to sublease each vacant space and the expected rent recovery rates.

During the three months ended April 30, 2004, the Company recorded net restructuring charges of approximately $2.8 million. The restructuring charge primarily reflected adjustments of $0.2 million at iCAST and $2.8 million at SalesLink to previously recorded estimates for facility lease obligations as the facilities are expected to be vacant for longer than originally estimated. These charges were partially offset by a $0.1 million adjustment to reduce a previously recorded restructuring accrual for a facility lease obligation of the Company, based on the actual terms of a sublease signed during the period.

As of April 30, 2005, certain integration activities related to the Company’s acquisition of Modus had not yet been completed. Accordingly, during the fourth quarter, the Company expects to incur additional costs related to integrating its acquisition of Modus. These costs may include employee termination charges, costs to exit facility and equipment-related obligations, and costs associated with the elimination of redundant overhead and infrastructure between the Company and Modus. Such costs, if incurred, will be reflected as either restructuring charges or as adjustments to goodwill, in accordance with the applicable accounting guidance.

Interest Income/Expense:

During the three months ended April 30, 2005, interest income totaled $1.2 million as compared to $0.8 million for the same period in the prior fiscal year. The increase in interest income was primarily the result of higher average interest rates during the current period compared to the same period in the prior fiscal year. In addition, the Company received an additional $0.2 million of interest income related to the maturity of a note receivable obtained as part of the proceeds from the sale by the Company’s uBid subsidiary of substantially all of its assets in fiscal year 2003. The increase in interest income generated by the interest rate increases was partially offset by a decrease in the average cash balances primarily as a result of the Company’s acquisition of Modus on August 2, 2004, for which the Company made a net cash payment of approximately $66.2 million to retire Modus’ debt and pay certain deal-related costs.

Interest expense totaled $0.4 million for the three months ended April 30, 2005 as compared to $0.5 million for the same period of the prior fiscal year. In both periods, interest expense of approximately $0.2 million related to the Company’s stadium obligation, and the remaining interest expense related primarily to outstanding borrowings on ModusLink’s revolving bank credit facility.

Other Gains (losses), net:

Other gains (losses), net, totaled a loss of $0.01 million for the three months ended April 30, 2005 as compared to a gain of $1.3 million for the same period of the prior fiscal year. During the three months ended April 30, 2005, the Company incurred foreign exchange losses of approximately $0.2 million, primarily related to unhedged foreign currency exposures in Asia. Other gains (losses), net, for the three months ended April 30, 2004 primarily consisted of a $0.7 million gain on the sale of marketable securities, partially offset by a $0.1 million loss on foreign exchange.

Equity in losses of affiliates, net:

Equity in losses of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting the Company’s proportionate share of each affiliate’s income (losses) is included in equity in income (losses) of affiliates. Equity in losses of affiliates decreased to a loss of $0.3 million for the three months ended April 30, 2005, from a loss of $0.7 million for the same period in the prior fiscal year. Included in the equity in losses of affiliates for the three months ended April 30, 2004, are impairment charges of approximately $0.9 million for other than temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with previous investments made by CMGI@Ventures IV, LLC.

Income Taxes:

The Company does not record any income tax benefit for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that the Company has fully utilized its tax loss carryback benefits. The Company records income tax expense related to certain foreign and state taxes. During the three months ended April 30, 2005 and 2004, the Company recorded an income tax benefit of approximately $23.1 million and $74.7 million, respectively, primarily as a result of a reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes on the Company’s balance sheet.

Nine months ended April 30, 2005 compared to the nine months ended April 30, 2004

Net Revenue:

	Nine Months Ended April 30, 2005	As a % of Total Net Revenue	Nine Months Ended April 30, 2004	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$343,857	42%	$155,469	51%	$188,388	121%
Asia	162,635	20%	25,703	9%	136,932	533%
Europe	311,941	38%	119,281	40%	192,660	162%

Total eBusiness and Fulfillment	818,433	100%	300,453	100%	517,980	172%
Managed Application Services	84	—	503	—	(419)	(83)%

Total	$818,517	100%	$300,956	100%	$517,561	172%

The increase in net revenue for the nine months ended April 30, 2005, as compared to the same period in the prior year, was primarily attributable to the Company’s acquisition of Modus on August 2, 2004.

For the nine months ended April 30, 2005, as compared to the same period in the prior year, the Company’s Modus acquisition contributed approximately 94%, 100% and 98% of the year over year revenue growth within the Americas, Asia, and Europe segments, respectively. Additionally, the Americas region realized 6% year over year organic growth, primarily from $8.7 million of incremental volumes from new U.S.-based supply chain management customer programs awarded during the third quarter of fiscal 2004. Within the Europe region, year over year organic revenue growth of 2% was realized as a result of stronger overall demand for our customers’ products in the region. Within the Asia region, year over year organic revenue declined by approximately $15.2 million primarily as a result of reduced order volumes attributable to the loss of a supply chain management program.

During the nine months ended April 30, 2005 and 2004, one customer, Hewlett-Packard, accounted for approximately 36% and 72% of the Company’s consolidated net revenues, respectively.

Cost of Revenue:

	Nine Months Ended April 30, 2005	As a % of Segment Net Revenue	Nine Months Ended April 30, 2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$312,592	91%	$145,486	94%	$167,106	115%
Asia	120,196	74%	24,165	94%	96,031	397%
Europe	288,312	92%	112,250	94%	176,062	157%

Total eBusiness and Fulfillment	$721,100	88%	$281,901	94%	$439,199	156%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. The Company’s cost of revenue for the nine months ended April 30, 2005 increased as compared to the same period in the prior year, primarily as a result of the Company’s acquisition of Modus on August 2, 2004. In addition, the Modus acquisition contributed 100% of the increase in gross margins, which increased from 6% to 12%, year over year.

Cost of revenue and gross margins within the Americas, Asia, and Europe segments increased for the nine months ended April 30, 2005, as compared to the same period in the prior year, primarily as a result of the cost of revenue and gross margin contributions from the Modus acquisition. Of the year over year cost of revenue increases within the Americas, Asia, and Europe segments, approximately 91%, 100% and 97%, respectively, of the increases were attributable to the Company’s Modus acquisition. Additionally, the Americas region realized a 9% year over year organic increase in cost of revenue, primarily as a result of a 6% organic growth in revenue during the same period. This organic increase in cost of revenue, which outpaced the organic increase in revenue growth by 3%, resulted in a $4.9 million decline in gross margin dollars, year over year. This decline was largely attributable to start up costs associated with two new customer programs and higher overall fulfillment costs for certain other customer programs. The remaining 3% year over year organic increase in cost of revenue within the Europe region was primarily as a result of a 2% organic growth in revenue during the same period. This organic increase in cost of revenue, which outpaced the organic increase in revenue growth by 1%, resulted in a $0.6 million decline in gross margin dollars, year over year. The Company’s gross margin percentages within the Americas, Asia and Europe regions were approximately 9%, 26% and 8%, respectively, for the nine months ended April 30, 2005, as compared to 6%, 6% and 6%, respectively, for the same period of the prior year.

Selling Expenses:

	Nine Months Ended April 30, 2005	As a % of Segment Net Revenue	Nine Months Ended April 30, 2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$5,813	2%	$1,914	1%	$3,899	204%
Asia	4,657	3%	213	1%	4,444	2,086%
Europe	5,303	2%	1,421	1%	3,882	273%

Total eBusiness and Fulfillment	15,773	2%	3,548	1%	12,225	345%
Other	(3)	—	24	—	(27)	(113)%

Total	$15,770	2%	$3,572	1%	$12,198	341%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, marketing expenses and travel costs. Selling expenses increased during the nine months ended April 30, 2005, as compared to the same period in the prior fiscal year, primarily as a result of the Company’s acquisition of Modus, which contributed approximately 82% of the year over year increase. The remaining 18% increase in selling expenses was primarily attributable to increased employee related costs of approximately $0.5 million, increased consulting and professional fees of approximately $0.7 and increased travel related costs of approximately $0.8 million. Of the Company’s total selling expenses for the nine months ended April 30, 2005 and 2004, employee related costs represented approximately 65% and 66% of the total selling expense, respectively. The Company expects its selling expenses to continue to approximate 2% of net revenue for the foreseeable future.

General and Administrative Expenses:

	Nine Months Ended April 30, 2005	As a % of Segment Net Revenue	Nine Months Ended April 30, 2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$17,826	5%	$9,496	6%	$8,330	88%
Asia	14,758	9%	2,493	10%	12,265	492%
Europe	15,907	5%	2,367	2%	13,540	572%

Total eBusiness and Fulfillment	48,491	6%	14,356	5%	34,135	238%
Managed Application Services	—	—	5	1%	(5)	(100)%
Portals	—	—	27	—	(27)	(100)%
Other	11,732	—	13,675	—	(1,943)	(14)%

Total	$60,223	7%	$28,063	9%	$32,160	115%

General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. General and administrative expenses within the Americas, Asia and Europe segments increased during the nine months ended April 30, 2005, as compared to the same period in the prior fiscal year, primarily as a result of the Company’s acquisition of Modus, which contributed approximately 96% of the year over year increase. The remaining 4% increase in general and administrative expenses within these segments was primarily attributable to higher professional fees and employee-related costs of approximately $2.2 million and $0.9 million, respectively. This increase was partially offset by a $2.6 million reduction in depreciation costs associated with the replacement of an Enterprise Resource Planning (ERP) system in fiscal year 2004.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs associated with certain of the Company’s information technology systems and certain corporate administrative functions, such as legal and finance, which are not fully allocated to the Company’s subsidiary companies, as well as administration costs related to the Company’s venture capital affiliates. General and administrative expenses within the Other category decreased by 14% as compared to the same period in the prior fiscal year, primarily as a result of lower directors and officers insurance costs and costs associated with a potential acquisition that was not consummated during fiscal year 2004 of approximately $0.9 million and $1.1 million, respectively. These decreases were partially offset by higher accounting and legal fees of $0.4 million and $0.4 million, respectively. The Company expects its general and administrative costs to increase, both on an absolute dollar basis and as a percentage of revenue, during the fourth quarter of fiscal 2005 as a result of higher accounting related fees in connection with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and costs associated with migrating the Company’s ModusLink subsidiary to a common ERP platform.

Amortization of Intangible Assets and Stock-Based Compensation:

	Nine Months Ended April 30, 2005	As a % of Segment Net Revenue	Nine Months Ended April 30, 2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$3,853	1%	$—	—	$3,853	100%
Asia	2,414	1%	—	—	2,414	100%
Europe	1,121	—	—	—	1,121	100%

Total eBusiness and Fulfillment	7,388	1%	—	—	7,388	100%
Other	932	—	262	—	670	256%

Total	$8,320	1%	$262	—	$8,058	3,076%

Amortization of intangible assets and stock-based compensation for the nine months ended April 30, 2005 includes approximately $2.7 million of stock-based compensation related to the issuance of approximately 2.5 million shares of nonvested CMGI common stock to certain ModusLink executives and employees in connection with the Company’s acquisition of Modus. These nonvested shares vest over one year. The Company also recorded $0.8 million of stock-based compensation attributed to the amortization of the intrinsic value of unvested Modus stock options by the Company in connection with its acquisition of Modus. In addition, the Company recorded amortization of intangible assets of approximately $3.9 million for the nine months ended April 30, 2005. The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 1 to 7 years. Amortization of intangible assets and stock-based compensation within the Other category relates to the issuance of nonvested CMGI stock to certain executives of the Company in fiscal 2004 and 2005.

The Company believes that stock compensation expense in absolute dollars will increase upon adoption of SFAS No. 123(R). See “Recent Accounting Pronouncements” for further discussion of the impact of the adoption of SFAS No. 123(R), which will be effective for the Company beginning August 1, 2005.

Restructuring, net:

	Nine Months Ended April 30, 2005	As a % of Segment Net Revenue	Nine Months Ended April 30, 2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$1,450	—	$2,847	2%	$(1,397)	(49)%
Asia	937	1%	—	—	937	100%
Europe	996	—	—	—	996	100%

Total eBusiness and Fulfillment	3,383	—	2,847	1%	536	19%
Managed Application Services	432	514%	(11)	(2)%	443	4,027%
Portals	—	—	1,780	—	(1,780)	(100)%
Other	(30)	—	950	—	(980)	(103)%

Total	$3,785	—	$5,566	2%	$(1,781)	(32)%

During the nine months ended April 30, 2005, the Company recorded net restructuring charges of approximately $3.8 million. These charges consist of approximately $2.0 million related to a workforce reduction of 134 employees, approximately $1.5 million relating to unutilized facilities for which the Company expects to realize no future economic benefit, adjustments of approximately $0.2 million to previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the estimated length of time required to sublease each vacant space and the expected rent recovery rates, and $0.1 million relating to the impairment of certain assets no longer in service.

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

Interest Income/Expense:

During the nine months ended April 30, 2005, interest income decreased $0.1 million to $2.7 million from $2.8 million for the same period in the prior fiscal year. The decrease in interest income was primarily the result of a decline in the average cash balance, as a result of the Company’s acquisition of Modus on August 2, 2004, for which the Company made a net cash payment of approximately $66.2 million to retire Modus’ debt and pay certain deal-related costs. This decrease in interest income was partially offset by an additional $0.2 million of interest income related to the maturity of a note receivable obtained as part of the proceeds from the sale by the Company’s uBid subsidiary of substantially all of its assets in fiscal year 2003.

Interest expense totaled approximately $1.4 million for the nine months ended April 30, 2005 as compared to $1.2 million for the same period in the prior fiscal year. In both periods, interest expense of approximately $0.6 million related to the Company’s stadium obligation, and the remaining interest expense related primarily to outstanding borrowings on ModusLink’s revolving bank credit facility.

Other Gains (losses), net:

Other gains (losses) net, totaled a loss of $2.6 million for the nine months ended April 30, 2005 as compared to a gain of $45.1 million for the same period of the prior fiscal year. During the nine months ended April 30, 2005, the Company incurred foreign exchange losses of approximately $3.3 million, primarily related to unhedged foreign currency exposures in Asia. Other gains (losses), net, for the nine months ended April 30, 2004 primarily consisted of a $40.5 million gain by the Company’s AltaVista subsidiary on the sale of approximately 3.2 million shares of Overture Services, Inc. common stock, a gain of approximately $2.0 million by the Company on its sale of approximately 1.0 million shares of Loudeye Corp. common stock, a gain of approximately $0.8 million by the Company on its sale of approximately 0.2 million shares of Primus Knowledge Solutions common stock, and a gain of approximately $1.1 million by the Company on its sale of approximately 0.3 million shares of NaviSite, Inc. common stock.

Equity in losses of affiliates, net:

Equity in losses of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s income (loss) is included in equity in income (losses) of affiliates. Equity in losses of affiliates decreased to a loss of $0.3 million for the nine months ended April 30, 2005, as compared to a loss of $1.6 million for the same period in the prior fiscal year, primarily as a result of a realized gain of $0.6 million associated with the acquisition of one of CMG@Ventures III, LLC’s portfolio investments, Classmates Online, Inc. by United Online in December 2004. Included in equity in losses of affiliates for the nine months ended April 30, 2005 and 2004, are impairment charges of approximately $0.4 million and $1.6 million, respectively, for other than temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with previous investments made by CMGI@Ventures IV, LLC.

Income Taxes:

The Company does not record any income tax benefit for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that the Company has fully utilized its tax loss carryback benefits. The Company records income tax expense related to certain foreign and state taxes. During the nine months ended April 30, 2005 and 2004, the Company recorded income tax benefits of approximately $20.6 million and $70.2 million, respectively, primarily as a result of a reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes on the Company’s balance sheet.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of investments in subsidiary and affiliate entities and borrowings from lending institutions. As of April 30, 2005, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $186.9 million. In addition, the Company’s ModusLink subsidiary has a revolving bank credit facility (the Loan Agreement) of $30.0 million. CMGI is a guarantor of all indebtedness under the Loan Agreement. Advances under the Loan Agreement may be in the form of loans or letters of credit. As of April 30, 2005, approximately $24.8 million of borrowings were outstanding under the facility, and approximately $4.9 million had been reserved in support of outstanding letters of credit. ModusLink is currently engaged in negotiations to renew the revolving bank credit facility, which matures on June 30, 2005. The credit facility includes restrictive financial covenants, all of which ModusLink was in compliance with at April 30, 2005. These covenants include liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, or acquire or sell assets without prior approval from the bank. The Company’s working capital at April 30, 2005 was approximately $219.3 million.

Net cash used for operating activities of continuing operations was $20.3 million for the nine months ended April 30, 2005, compared to $21.9 million for the nine months ended April 30, 2004. Cash used for operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in working capital. During the nine months ended April 30, 2005, non-cash items primarily included depreciation and amortization charges of $15.8 million and non-operating gains, net of $0.4 million. Net cash used from operating activities includes an inventory increase of approximately $15.8 million at ModusLink’s Tilburg facility as a result of a new product launch for an OEM customer. During the nine months ended April 30, 2004, non-cash items primarily included depreciation and amortization charges of $5.6 million and non-operating gains, net of $45.1 million. The non-operating gains primarily included a $40.5 million gain on the sale by AltaVista of approximately 3.2 million shares of Overture Services, Inc. common stock and a $2.1 million gain on the sale of approximately 1.0 million shares of Loudeye Corp. common stock.

The Company believes that further reductions in the net cash used for operating activities of continuing operations is dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. In addition, on August 2, 2004 the Company completed its acquisition of Modus. The Modus acquisition is expected to position the Company to generate cash flows from operations; however, our cash flows from operations are dependent on several factors including the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition in our markets is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. A one-percentage point decline in our gross margins earned during the nine months ended April 30, 2005, would have resulted in a $1.0 million decline in our cash flows from operating activities. We continue to focus on margin improvement, through cost reductions and asset and employee productivity gains in order to improve the profitability and cash flows of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, move work to lower-cost venues, establish facilities closer to our customers to gain efficiencies, and add other service offerings at higher margins.

Investing activities of continuing operations used cash of $79.2 million for the nine months ended April 30, 2005 and provided cash of $74.7 million for the nine months ended April 30, 2004. During the nine months ended April 30, 2005, the Company’s primary use of cash for investing activities included the acquisition of Modus, for which the Company made a net cash payment of approximately $66.2 million to retire Modus’ debt and pay certain deal related costs. Also during the nine months ended April 30, 2005, the Company paid additional acquisition related costs of approximately $1.9 million. In addition, the Company’s venture capital affiliates invested approximately $4.3 million during the nine months ended April 30, 2005. The $74.7 million of cash provided from investing activities of continuing operations during the nine months ended April 30, 2004 primarily included $75.4 million in cash proceeds from AltaVista’s sale of approximately 3.2 million shares of Overture Services, Inc. common stock, $2.3 million of cash proceeds from the Company’s sale of approximately

1.0 million shares of Loudeye Corp. common stock, $1.0 million in cash proceeds from the sale of approximately 0.2 million shares of Primus Knowledge Solutions common stock and $1.1 million in cash proceeds from the sale of approximately 0.2 million shares of NaviSite, Inc. common stock, partially offset by $4.8 million in capital expenditures. As of April 30, 2005, the Company’s primary sources of future liquidity from investing activities were available-for-sale securities of approximately $0.2 million and investments in affiliates of approximately $24.5 million. The Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities of continuing operations provided cash of $13.4 million and $11.1 million for the nine months ended April 30, 2005 and 2004, respectively. The $13.4 million of cash provided by financing activities of continuing operations during the nine months ended April 30, 2005 includes $5.1 million of proceeds from the issuance of common stock primarily from stock option exercises and $9.0 million of borrowings under the revolving line of credit. The $11.1 million of cash provided by financing activities of continuing operations during the nine months ended April 30, 2004 included $1.2 million of proceeds from the issuance of common stock primarily from stock exercises, and $13.0 million of borrowings under SalesLink’s revolving line of credit in order to support expected demand for certain products of a major OEM customer over the second half of fiscal year 2004, partially offset by $3.1 million of repayments of borrowings under SalesLink’s bank line of credit and term loan facility of $2.0 million and $1.1 million, respectively. As of April 30, 2005, the Company’s primary source of future liquidity from financing activities was $0.3 million of available borrowings under ModusLink’s revolving bank credit facility. The Company does not anticipate being dependent on liquidity from this source to fund either its short-term or long-term operating activities.

Given the Company’s cash resources as of April 30, 2005 and as a result of the expected impact of the Modus acquisition, the Company believes that it has sufficient working capital and liquidity to support its operations, as well as continue to make investments through its venture capital affiliates over the next twelve months and for the foreseeable future. However, should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements other than operating leases, which are recorded in accordance with generally accepted accounting principles.

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

Future minimum payments, including previously recorded restructuring obligations, as of April 30, 2005 are as follows:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
	(in thousands)
Operating leases	$100,062	$24,780	$36,550	$22,732	$16,000
Stadium obligations	16,800	1,600	3,200	3,200	8,800
Long-term debt	1,996	420	657	527	392
Revolving line of credit	24,785	24,785	—	—	—

Total	$143,643	$51,585	$40,407	$26,459	$25,192

Total future minimum operating lease payments have been reduced by future minimum sublease rentals of approximately $2.5 million.

Total rent and equipment lease expense charged to continuing operations was approximately $22.2 million and $6.7 million for the nine months ended April 30, 2005 and 2004, respectively.

From time to time, the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. As of April 30, 2005, the Company had outstanding guarantees of subsidiary indebtedness totaling approximately $2.4 million. In addition, the Company is also the guarantor of approximately $24.8 million of indebtedness under the ModusLink Loan Agreement. All of the obligations underlying these guarantees are reflected in the condensed consolidated balance sheets.

From time to time, the Company agrees to provide indemnification to its customers in the ordinary course of business. Typically, the Company agrees to indemnify its customers for losses caused by the Company including with respect to certain intellectual property, such as databases, software masters, certificates of authenticity and similar valuable intellectual property. As of April 30, 2005, the Company had no recorded liabilities with respect to these arrangements.

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

The Company follows the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003. For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition policy to comply with the provisions of EITF 00-21.

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

Restructuring Expenses. For restructuring plans implemented prior to December 31, 2002, the Company assessed the need to record restructuring charges in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The Company also applies EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and Staff Accounting Bulletin (SAB) No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. The Company records liabilities that primarily include the estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations, bandwidth agreements and other service contracts. These estimates are based on the remaining amounts due under various contractual agreements, adjusted for any anticipated contract cancellation penalty fees or any anticipated or unanticipated event or changes in circumstances that would reduce these obligations. In the past, certain of our restructuring estimates relating to contractual obligations have been settled for amounts less than our initial estimates. As of April 30, 2005, the Company’s accrued restructuring balance totaled $21.3 million, of which remaining contractual obligations represented $19.1 million. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate experts to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10%–20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by $2.1–$4.3 million.

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

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets. The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. SFAS No. 144 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group exceeds its fair value. When events or changes in circumstances dictate an impairment review of a long-lived asset or group, the Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures any impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management predominantly uses third party valuation reports in its determination of fair value.

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Management predominantly uses third party valuation reports to assist in its determination of the fair value of reporting units subject to impairment testing. These valuation reports, used to determine the fair value of reporting units for purposes of impairment testing, rely heavily on projections of future operating performance. The preparation of these projections takes into consideration both past performance and management’s expectations for future performance based on its experience. Further, in accordance with the provisions of SFAS No. 142, the Company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. As of July 31, 2004, based on the provisions of SFAS No. 142, the Company had two reporting units for purposes of goodwill impairment testing. Upon completion of its acquisition of Modus Media on August 2, 2004, the Company concluded that it has four reporting units (Americas, Asia, Europe and SalesLink) for purposes of goodwill impairment testing. The Company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. At April 30, 2005, the Company’s carrying value of goodwill totaled $184.0 million. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Future operating results and cash flows from operations are dependent on several factors including the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. If our assumptions regarding our ability to maintain our competitive position in the marketplace or our assumptions of the future demand for our customers’ products and services used in preparing our valuations of the Company’s reporting units differ materially from actual future results, the Company may record impairment charges in the future.

Investments. The Company maintains interests in several privately held companies primarily through its various venture capital affiliates. These venture affiliates (“CMGI @Ventures”) invest in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. At April 30, 2005, the Company had approximately $24.5 million of investments in privately held companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in income (losses) of affiliates, net” in the Company’s Condensed Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes, and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $0.4 million and $1.6 million for the nine months ended April 30, 2005 and 2004, respectively. These impairment losses are reflected in “Equity in Income (losses) of Affiliates, net” in the Company’s Condensed Consolidated Statements of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operation in the future. We may incur additional impairment charges to our equity investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $24.5 million of investments in affiliates at April 30, 2005 ranging from 10%–20%, respectively, would decrease our income from continuing operations by $2.5–$4.9 million.

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

Income Taxes Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At April 30, 2005 and July 31, 2004, respectively, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. As a result of the Modus acquisition, the Company expects its future operating results to improve substantially. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. The Company’s net operating loss carryforwards for federal and state purposes total

$1.9 billion and $2.1 billion, respectively, at April 30, 2005. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $40 million.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

Derivatives and Financial Instruments

The Company often enters into forward currency exchange contracts to manage exposures to foreign currencies. The fair value of the Company’s foreign currency exchange contracts is estimated based on foreign exchange rates as of the end of each reporting period. The Company’s policy is to not allow the use of derivatives for trading or speculative purposes. The Company believes that its forward currency exchange contracts economically function as effective hedges of the underlying exposures, however the foreign currency contracts do not meet the specific criteria for hedge accounting as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the Company is required to record all changes in the fair value of these contracts in earnings in the period of the change.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements or results of operations.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for annual reporting periods beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) during its first quarter of fiscal year 2006. We are currently evaluating the impact of the adoption of SFAS No. 123(R) and therefore we are currently unable to quantify its effect on our condensed consolidated financial statements and results of operations; however, we believe that our stock compensation expense will increase in absolute dollars upon adoption of the standard. See pro forma disclosure as currently provided under SFAS 123 in note F.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R.

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not believe the adoption of FIN No. 47 will have a material impact on our consolidated financial statements or results of operations.

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

We may have difficulty sustaining operating profitability.

During the three and nine months ended April 30, 2005, we reported an operating loss of approximately $1.9 million and an operating profit of $9.3 million, respectively. However, for the fiscal year ended July 31, 2004, we reported an operating loss of approximately $23.7 million. As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict and may fluctuate significantly. We anticipate that we will continue to incur significant operating expenses in the future, including significant costs of revenue and general and administrative expenses. We also have significant commitments and contingencies, including real estate leases, continuing stadium sponsorship obligations, and guarantees entered into by us on behalf of our current and former operating companies. As a result, we can give no assurance that we will sustain operating profitability in the future. We may also use significant amounts of cash to fund growth and expansion of our operations, including through additional acquisitions. We may also incur significant costs and expenses in connection with pending and future litigation. At April 30, 2005, we had a consolidated cash, cash equivalents and marketable securities balance of approximately $187.1 million and fixed contractual obligations of $143.6 million. If we are unable to sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

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

For the fiscal year ended July 31, 2004, sales to one customer, Hewlett-Packard, accounted for approximately 71% of CMGI’s consolidated net revenue. Sales to Hewlett-Packard accounted for approximately 35% and 36% of CMGI’s consolidated net revenue for the three and nine months ended April 30, 2005, respectively. We derive substantially all of our revenue from a small number of customers. The loss of any one or more of these customers would cause our revenues to decline, perhaps below expectations. We currently do not have any agreements which obligate any customer to buy a minimum amount of products or services. We do not currently have any agreements which designate us as the sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard, Microsoft or any other key customers would have a material adverse effect on our business. We continue to derive the vast majority of our operating revenue from sales to a small number of key customers. There can be no assurance that our revenue from key customers will not decline in future periods.

Our quarterly results may fluctuate significantly.

Our operating results have fluctuated widely on a quarterly basis during the last several years, and we expect to experience significant fluctuations in future quarterly operating results. Many factors, some of which are beyond our control, have contributed to these quarterly fluctuations in the past and may continue to do so. As a consequence, operating results for a particular future period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Such factors include:

•	how well we execute on our strategy and operating plans;

•	demand for our products and services;

•	timing of new product introductions or software releases by our customers or their competitors;

•	payment of costs associated with our acquisitions, sales of assets and investments;

•	timing of sales of assets and marketable securities;

•	market acceptance of new products and services;

•	seasonality;

•	temporary shortages in supply from vendors;

•	charges for impairment of long-lived assets in future periods;

•	potential restructuring charges in connection with our continuing restructuring efforts;

•	political instability or natural disasters in the countries in which we operate;

•	specific economic conditions in the industries in which we compete;

•	general economic conditions;

•	actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates reflected in our Consolidated Financial Statements; and

•	changes in accounting rules, such as recording expenses for employee stock option grants.

As a result of the acquisition of Modus and due to the nature of the business of certain of our supply chain management customers, we experience a seasonal increase in business in the second fiscal quarter of the year. This increase yields higher revenue in this quarter than in other quarters of the year.

We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and should not be relied upon as indicative of our future performance. It is also possible that in some fiscal quarters, our operating results will be below the expectations of securities analysts and investors. In such circumstances, the price of our common stock may decline.

We may not realize all of the anticipated benefits of our recent acquisition of Modus.

The success of our recent acquisition of Modus will depend in part on our ability to realize the anticipated synergies and cost savings from the integration of the businesses of Modus with SalesLink’s supply chain management business. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the technology, personnel and operations into ModusLink. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

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

We maintain operations outside of the United States, and we will likely continue to expand these operations. Our success depends, in part, on our ability to manage and expand our international operations. This international expansion requires significant management attention and financial resources. Our operations are and will continue to be subject to numerous and varied regulations worldwide, some of which may have an adverse effect on our ability to develop our international operations in accordance with our business plans or on a timely basis.

We currently conduct business in Mexico, China, Taiwan, Singapore, Malaysia, the United Kingdom, Hungary, Ireland, France, The Netherlands and certain other foreign locations, in addition to our United States operations. Sales outside the United States accounted for 60% of CMGI’s total revenue for the quarter ended April 30, 2005. A portion of our international revenue cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. There is also additional risk if the currency is not freely traded. Some currencies, such as the Chinese renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While the Company often enters into forward currency exchange contracts to manage exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

There are other certain risks inherent in conducting international operations, including:

•	added fulfillment complexities in operations, including multiple languages, currencies, bills of materials and stock keeping units;

•	longer payment cycles;

•	greater difficulties in accounts receivable collections;

•	the complexity of ensuring compliance with multiple U.S. and foreign laws, particularly differing laws on intellectual property rights and export control; and

•	labor practices, difficulties in staffing and managing foreign operations, political and social instability, health crises or similar issues, and potentially adverse tax consequences.

Our international operations increases our exposure to international laws and regulations. Noncompliance with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, could result in unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult to conduct our business.

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

We may have problems raising capital we need in the future.

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of investments in subsidiary and affiliate entities, and borrowings from lending institutions. Market and other conditions largely beyond our control may affect our ability to engage in future sales of such securities, the timing of any such sales, and the amount of proceeds therefrom. Even if we are able to sell any such securities in the future, we may not be able to sell at favorable prices or on favorable terms. In addition, this funding source may not be sufficient in the future, and we may need to obtain funding from outside sources. However, we may not be able to obtain funding from outside sources. In addition, even if we find outside funding sources, we may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional shares of common stock. If we experience difficulties raising capital in the future, our business could be materially adversely affected.

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

We frequently sell to our supply chain management customers on a purchase order basis rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, our sales are subject to demand variability by our supply chain management customers, which is difficult to predict and may fluctuate significantly. The level and timing of orders placed by these customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Customers submitting a purchase order may cancel, reduce or delay their orders. If we are unable to anticipate and respond to the demands of our supply chain management customers, we may lose customers because we have an inadequate supply of products, or we may have excess inventory, either of which may harm our business, financial position and operating results.

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

The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of its investments. The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit, approximate fair value because of the short-term nature of these instruments. The carrying value of long-term debt and capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our condensed consolidated balance sheet.

Interest Rate Risk

The Company has from time to time used derivative financial instruments to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The derivatives the Company uses are straightforward instruments with liquid markets. At April 30, 2005, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rate (EURIBOR) on its outstanding borrowing arrangements, and the Company had no open derivative positions with respect to its borrowing arrangements. A hypothetical 100 basis point increase in our interest rates would result in an approximate 11%, or $0.2 million, increase in our interest expense for the nine months ended April 30, 2005.

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

International revenues from our foreign operating segments accounted for approximately 60% and 58% of total revenues during the three and nine months ended April 30, 2005, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

During the nine months ended April 30, 2005, the U.S. dollar weakened against the Euro and other foreign currencies. Using the foreign currency exchange rates from the beginning of our fiscal year, our Asia and Europe revenues for the nine months ended April 30, 2005 would have been lower than we reported using the actual exchange rates, by approximately $1.3 million and $7.5 million, respectively, and our operating income would have been higher by approximately $0.5 million and $1.1 million, respectively.

We are also exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. For the nine months ended April 30, 2005, we recorded foreign currency translation gains of approximately $3.9 million. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the nine months ended April 30, 2005, we recorded foreign currency transaction losses of approximately $3.3 million which are recorded in other gains (losses), net in our condensed consolidated statements of operations.

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

On September 24, 2003, the Official Committee of Unsecured Creditors of Engage, Inc. (the “Creditors Committee”) filed a complaint against the Company in the U.S. Bankruptcy Court (Massachusetts, Western Division). The complaint was amended on November 6, 2003. In the amended complaint, the Creditors Committee asserted a number of causes of action, including the following: (i) re-characterization of debt as equity, (ii) equitable subordination, (iii) invalidation of a release, (iv) fraudulent transfer, (v) preferential transfers, (vi) illegal redemption of shares, (vii) turnover of property of estate, (viii) alter ego, (ix) breach of contract, (x) breach of covenant of good faith and fair dealing, (xi) promissory estoppel, (xii) unjust enrichment, (xiii) unfair and deceptive trade practices under Massachusetts General Laws §93A, and (xiv) declaration with respect to scope and extent of security interests. The Creditors Committee seeks monetary damages and other relief, including cancellation of a $2.0 million promissory note, return of $2.5 million in cash, certain other unspecified amounts and a finding that the Company is liable for Engage’s debt. In addition, on May 28, 2004, the Creditors Committee filed a complaint in the U.S. Bankruptcy Court against David Wetherell, George McMillan, Andrew Hajducky and Christopher Cuddy, in their individual capacities as former officers and/or directors of Engage. The Complaint asserts the following causes of action: (i) breaches of fiduciary duties, (ii) fraudulent misrepresentations, (iii) negligent misrepresentations, and (iv) unfair and deceptive trade practices. The Creditors Committee seeks unspecified monetary and other damages. The Company is obligated to indemnify each of Messrs. Wetherell, McMillan and Hajducky in connection with the foregoing action, subject to the terms of the Company’s certificate of incorporation and by-laws. On August 23, 2004, the U.S. Bankruptcy Court entered an order consolidating the foregoing two cases into a single proceeding. In May 2005, the parties reached a conditional settlement of the consolidated cases covering the Company and Messrs. Wetherell, McMillan and Hajducky. Under the terms of the conditional settlement, the Company has agreed to release any claims under the $2.0 million promissory note and to pay the plaintiffs the sum of $2.5 million, of which $500,000 will be provided by a third party under an applicable insurance contract. The settlement is subject to approval by the Bankruptcy Court, and the parties anticipate a ruling within 30 days. If the settlement is not approved by the Bankruptcy Court, the settlement shall be deemed void and discovery in the underlying litigation would resume.

Item 5.	Other Information

During the quarter ended April 30, 2005, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMGI, Inc.

Date: June 9, 2005	By:	/s/ THOMAS OBERDORF
Thomas Oberdorf Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description
10.1	Employment Offer Letter from ModusLink Corporation to W. Kendale Southerland, dated April 7, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2005 (File No. 000-23262).

10.2	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated April 29, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2005 (File No. 000-23262).

10.3	Amendment No. 1 to Limited Liability Company Agreement of @Ventures V, LLC, dated April 29, 2005.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.