Form 10-K
period 2005-07-31
CMGI INC
filed 2005-10-14
CIK 914712

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended July 31, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The approximate aggregate market value of Registrant’s Common Stock held by non-affiliates of the Registrant on January 31, 2005, based upon the closing price of a share of the Registrant’s Common Stock on such date as reported by Nasdaq: $853,451,762.

On October 7, 2005, the Registrant had outstanding 485,085,912 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JULY 31, 2005

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

PART I

ITEM 1.—BUSINESS

General

CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”), through its ModusLink subsidiary, provides industry-leading global supply chain management services and marketing distribution solutions that help businesses market, sell and distribute their products and services. In addition, CMGI’s venture capital affiliate, @Ventures, invests in a variety of technology ventures. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in Delaware in 1986. CMGI’s address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

CMGI’s business strategy over the years has led to the development, acquisition and operation of majority-owned subsidiaries focused on technology and supply chain management services, as well as the strategic investment in other companies that have demonstrated synergies with CMGI’s core businesses. The Company’s strategy also envisions and promotes opportunities for synergistic business relationships among its subsidiaries, investments and affiliates. The Company expects to continue to develop and refine its product and service offerings, and to continue to pursue the development or acquisition of, or the investment in, additional companies and technologies. A further description of the Company’s recent developments is set forth in Notes 4 and 6 of the Notes to Consolidated Financial Statements included in Item 8 below and is incorporated herein by reference.

On August 2, 2004, CMGI completed its acquisition of Modus Media, Inc., a privately held provider of supply chain management solutions (“Modus”), which conducted business through its wholly owned subsidiary, Modus Media International, Inc. CMGI acquired Modus in order to expand the geographic presence of its supply chain management offerings, diversify its client base, broaden its product and service offerings and bolster its management team. Modus Media International, Inc. has been renamed ModusLink Corporation, and the Company’s supply chain management businesses previously operated by Modus and SalesLink are now operated under the ModusLink name. SalesLink’s marketing distribution services business is now managed by ModusLink and continues to operate under the name SalesLink. Through the formation of ModusLink, CMGI has created a supply chain management market leader with fiscal 2005 revenue of $1.1 billion, 42 locations in 14 countries (including six locations in Japan operated by an entity in which the Company has a 40% interest), including a significant China presence, and a widely diversified client base that includes leaders in technology, software and consumer electronics. As a result of the Modus acquisition, the Company modified its organizational structure to closely resemble the operating model historically used by Modus. This operating structure is aligned along the Americas, Asia and Europe regions. Each of these regions has designated management teams with direct responsibility over the operations of the respective regions. As a result, the Company now reports three operating segments, Americas, Asia and Europe.

Historically, CMGI’s supply chain management business was operated by SalesLink LLC (formerly SalesLink Corporation) and its subsidiary, SL Supply Chain Services International Corp. SalesLink LLC, which was contributed by CMGI to ModusLink on August 2, 2004, is a wholly owned subsidiary of ModusLink. As used herein, references to SalesLink for periods prior to August 2, 2004 refer to SalesLink Corporation and SL Supply Chain Services International Corp., which was contributed by CMGI to SalesLink on July 31, 2003. References to SalesLink for periods including and after August 2, 2004 refer to CMGI’s marketing distribution services business. All references to ModusLink include both the supply chain management and marketing distribution services businesses.

Products and Services

Supply Chain Management Services

Through ModusLink, we provide extended supply chain management services and solutions to the technology industry on a global basis. The services and solutions are designed to optimize the supply chain,

improving time to market, inventory management and distribution. Our clients include hardware manufacturers, software publishers, telecommunication carriers, broadband and wireless service providers and other companies that engage us to manage and perform the multiple business processes that occur from raw material procurement, through manufacturing, to order entry and final delivery to their distributors, retail channels and end customers. These services and solutions include supply base and inventory management, sourcing, demand planning, manufacturing, configuration and assembly processes, EDI solutions offering direct connections with customers’ IT systems, distribution and fulfillment, web-store design and e-commerce, order management, customer service, reverse logistics, repair and supply chain design and consulting. We are also a Microsoft Authorized Replicator, further enhancing our position as a valued supply chain services provider to leading technology hardware original equipment manufacturers (OEMs).

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

Our comprehensive solutions leverage a scalable technology platform, proven business process expertise and a global network of operations centers to manage all aspects of the supply chain. Our global operational footprint consists of an integrated network of 42 strategically located facilities in 14 countries (including six locations in Japan operated by an entity in which the Company has a 40% interest), including sites in North America, Europe and Asia. Our facilities are regionally optimized and globally scalable, providing us with the flexibility to deliver solutions regionally close to the customer or in more cost effective regions such as China, Eastern Europe and Mexico.

Marketing Distribution Services

ModusLink also provides marketing distribution services, under the SalesLink name, to its clients, fulfilling orders for promotional collateral and products by assembling and shipping the items requested. As part of its fulfillment programs, ModusLink also provides print on demand solutions, product and literature inventory control and warehousing, comprehensive reporting and analysis, shipments, billings, back orders and returns.

ModusLink incorporates its leading edge SLAdvantage™ and SLDocXtreme™ technology solutions into its marketing distribution services. SLAdvantage allows clients to create online catalogs, enabling customers or prospects to view, download, print, email, and order marketing, sales and promotional materials using any Web browser anywhere in the world. Clients can also provide electronic, password-protected subscriptions that notify and forward materials as new communications are received and posted, and customize password-protected user groups and vary user client views based on segmentation business rules. SLAdvantage also enables clients to monitor orders through an online order-tracking feature that links directly to major ground/air carrier Web sites, and also measure the impact of print requests by tracking the cost of requested materials against sales results. ModusLink’s SLDocXtreme offers clients a fast, cost-efficient, and high-quality alternative to offset printing that can customize and personalize fulfillment communications, thereby allowing clients to respond to changes in the marketplace, launch new products and services, target new audiences, and test new messages quickly and easily. In addition, to enhance the speed of communications delivery, clients can take advantage of ModusLink’s distributed production capabilities, producing custom marketing materials closer to the end recipient.

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

Venture Capital

The Company maintains interests in several venture capital funds: CMG@Ventures I, LLC (“CMG@Ventures I”); CMG@Ventures II, LLC (“CMG@Ventures II”); CMG@Ventures III, LLC (“CMG@Ventures III”); CMG@Ventures Expansion, LLC (“CMG@Ventures Expansion”); CMGI@Ventures IV, LLC (“CMGI@Ventures IV”); and @Ventures V, LLC (“@Ventures V”). These venture capital funds invest in emerging, innovative and promising technology companies.

The Company owns 100% of the capital and is entitled to approximately 77.5% of the cumulative net profits of CMG@Ventures I. The Company owns 100% of the capital and is entitled to approximately 80% of the cumulative net profits of CMG@Ventures II.

The @Ventures III venture capital funds (“@Ventures III Fund”) were formed in August 1998. The @Ventures III Fund secured capital commitments from outside investors and CMGI, to be invested in emerging Internet and technology companies. The @Ventures III Fund consists of four entities, which co-invest in each investment made by the @Ventures III Fund. Approximately 78% of each investment made by the @Ventures III Fund is made by two entities, @Ventures III, L.P. and @Ventures Foreign Fund III, L.P. CMGI does not have a direct ownership interest in either of these entities, but CMGI is entitled to approximately 0.1% of the capital of each entity as a result of its ownership of an approximately 10% interest in the general partner of each of such entities, @Ventures Partners, III, LLC (“@Ventures Partners III”). CMG@Ventures III co-invests approximately 20% of the total amount invested in each @Ventures III Fund portfolio company investment. CMGI owns 100% of the capital and is entitled to approximately 80% of the cumulative net capital gains realized by CMG@Ventures III. @Ventures Partners III is entitled to the remaining 20% of the net capital gains realized by CMG@Ventures III. The remaining 2% invested in each @Ventures III Fund investment is provided by a fourth entity, @Ventures Investors, LLC, in which CMGI has no interest. During fiscal year 2000, CMGI formed additional venture capital fund entities to provide follow-on financing to @Ventures III Fund portfolio companies. These “expansion funds” have a structure that is substantially identical to the @Ventures III Fund, and CMGI’s interests in such funds are comparable to its interests in the @Ventures III Fund.

CMGI owns 100% of the capital and is entitled to a percentage (ranging from approximately 80% to approximately 92.5%) of the net profits realized by CMGI@Ventures IV on each of its investments.

During fiscal year 2004, CMGI formed @Ventures V. CMGI owns 100% of the capital and is entitled to approximately 93% of the net profits realized by @Ventures V.

An aggregate of approximately $4.8 million was invested by CMGI’s venture capital affiliates during the fiscal year ended July 31, 2005. In addition, the Company received distributions or proceeds from sale of approximately $7.5 million from certain of its venture capital portfolio companies during fiscal 2005.

As of July 31, 2005, the Company, through its @Ventures entities, held investments in 19 portfolio companies. From time to time, the Company may make new and follow-on venture capital investments and will from time to time receive distributions from the @Ventures entities as a result of previous investments made in the portfolio. As of July 31, 2005, the Company was not obligated to fund any new or follow-on investments.

Other

In recent years, a limited number of clients accounted for substantially all of the Company’s consolidated net revenue. One client, Hewlett-Packard, accounted for approximately 71% and 74% of the Company’s consolidated net revenue for fiscal years 2004 and 2003, respectively. Through the Modus acquisition, the Company addressed this client concentration and for fiscal year 2005 Hewlett-Packard accounted for 36% of the Company’s consolidated net revenue. During fiscal year 2005, five customers, including Hewlett-Packard, accounted for approximately 55% of the Company’s net revenues. The Company currently does not have any agreements that obligate any customer to buy a minimum amount of products or services from CMGI or any subsidiary, or to designate CMGI or any subsidiary as its sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard, or any other key customer, would have a material adverse effect on CMGI. CMGI believes that it will continue to derive the vast majority of its consolidated operating revenue from sales to a small number of customers. There can be no assurance that CMGI’s revenue from key customers will not decline in future periods. As of September 30, 2005, Hewlett-Packard owned approximately 5.0% of the Company’s issued and outstanding shares of Common Stock.

The Company relies upon a combination of patent, trade secret, copyright and trademark laws to protect its intellectual property. New trade secrets and other intellectual property are from time to time developed by the Company or obtained through the Company’s acquisition activities. The Company’s business is not substantially dependent on any single or group of related patents, trademarks, copyrights or licenses.

At July 31, 2005, the Company employed approximately 3,728 persons on a full-time basis. The Company’s subsidiaries in Mexico are parties to collective bargaining agreements covering approximately 367 employees. The Company’s subsidiaries in France and The Netherlands are parties to collective bargaining agreements covering approximately 454 employees pursuant to and in accordance with applicable law that provide representation for all employees of those subsidiaries. Approximately 150 of the employees of the Company’s Irish subsidiaries are members of labor unions. The Company considers its employee relations to be good.

Certain segment information, including revenue, profit and asset information, is set forth in Note 3 of the Notes to Consolidated Financial Statements included in Item 8 below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 below, and is incorporated herein by reference.

Significant clients’ information is set forth under the heading “Diversification of Risk” in Note 2 of the Notes to Consolidated Financial Statements included in Item 8 below and is incorporated herein by reference.

As of July 31, 2005, approximately 48%, 36% and 16% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2004 and 2003, respectively, approximately 99% of the Company’s long-lived assets were located in the Americas. Approximately 60%, 47% and 39% of the Company’s consolidated revenue was generated outside the United States during fiscal years 2005, 2004 and 2003, respectively.

During each of fiscal years 2005, 2004 and 2003, the Company did not incur any research and development costs.

We sell to our customers on a purchase order basis rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, sales are subject to demand variability by such customers and the Company purchases and maintains adequate levels of inventory in order to meet customer needs rapidly and on a timely basis. The Company has no guaranteed price, quantity or delivery agreements with its suppliers. Because of the diversity of the Company’s products and services, as well as the wide geographic dispersion of its facilities, the Company uses numerous sources for the wide variety of raw materials needed for its operations. The Company has not been adversely affected by an inability to obtain raw materials.

As a result of the acquisition of Modus and due to the nature of the business of certain of our supply chain management customers, we typically experience a seasonal increase in business. Due to such seasonality, we expect that revenues will be higher in the first and second fiscal quarters of the year, as our clients increase production for the holiday and calendar year-end season.

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

ITEM 2.—PROPERTIES

At September 30, 2005, the Company’s various properties in the Americas, Asia and Europe utilized for office, storage, warehouse, production and assembly, sales and marketing, and operations facilities include the following locations:

Location	Approximate Sq. Ft.
California(1)	430,000
Florida	34,000
Illinois	151,000
Indiana	64,000
Massachusetts	236,000
Tennessee(2)	517,000
North Carolina	162,000
Texas	181,000
Utah	513,000
China	418,000
Czech Republic	77,000
France	138,000
Hungary	34,000
Ireland(3)	218,000
Malaysia	73,000
Mexico	94,000
The Netherlands(4)	440,000

Location	Approximate Sq. Ft.
Scotland	130,000
Singapore(5)	338,000
Taiwan	94,000

Total Square Feet	4,342,000

(1)	Includes approximately 300,000 square feet not currently being utilized by the Company.
(2)	Includes approximately 415,000 square feet not currently being utilized by the Company.
(3)	Includes approximately 135,000 square feet located in a building owned by the Company.
(4)	Includes approximately 62,000 from which the Company is in the process of transitioning operations.
(5)	Includes approximately 168,000 square feet located in a building owned by the Company, and approximately 129,000 square feet of land on which that building is located, which is leased through 2088.

The Company’s leases generally expire at varying dates through fiscal year 2013 and include renewals at our option. Certain facilities leased by the Company are subleased in whole or in part to subtenants and the Company is seeking to sublease additional office and warehouse space that is not currently being utilized by the Company. We believe that our existing facilities are suitable and adequate for our present purposes, and that new facilities will be available in the event we need additional or new space.

ITEM 3.—LEGAL PROCEEDINGS

On September 24, 2003, the Official Committee of Unsecured Creditors of Engage, Inc. (the “Creditors Committee”) filed a complaint against the Company in the U.S. Bankruptcy Court (Massachusetts, Western Division). The complaint was amended on November 6, 2003. In the amended complaint, the Creditors Committee asserted a number of causes of action, including the following: (i) re-characterization of debt as equity, (ii) equitable subordination, (iii) invalidation of a release, (iv) fraudulent transfer, (v) preferential transfers, (vi) illegal redemption of shares, (vii) turnover of property of estate, (viii) alter ego, (ix) breach of contract, (x) breach of covenant of good faith and fair dealing, (xi) promissory estoppel, (xii) unjust enrichment, (xiii) unfair and deceptive trade practices under Massachusetts General Laws §93A, and (xiv) declaration with respect to scope and extent of security interests. The Creditors Committee sought monetary damages and other relief, including cancellation of a $2.0 million promissory note, return of $2.5 million in cash, certain other unspecified amounts and a finding that the Company is liable for Engage’s debt. In addition, on May 28, 2004, the Creditors Committee filed a complaint in the U.S. Bankruptcy Court against David Wetherell, George McMillan, Andrew Hajducky and Christopher Cuddy, in their individual capacities as former officers and/or directors of Engage. The Complaint asserted the following causes of action: (i) breaches of fiduciary duties, (ii) fraudulent misrepresentations, (iii) negligent misrepresentations, and (iv) unfair and deceptive trade practices. The Creditors Committee sought unspecified monetary and other damages. The Company was obligated to indemnify each of Messrs. Wetherell, McMillan and Hajducky in connection with the foregoing action, subject to the terms of the Company’s certificate of incorporation and by-laws. On August 23, 2004, the U.S. Bankruptcy Court entered an order consolidating the foregoing two cases into a single proceeding. In May 2005, the parties reached a conditional settlement of the consolidated cases covering the Company and Messrs. Wetherell, McMillan and Hajducky. On June 7, 2005, the U.S. Bankruptcy Court approved the settlement. Under the terms of the settlement as approved, the Company agreed to release any claims under the $2.0 million promissory note and to pay the plaintiffs the sum of $2.5 million, of which $500,000 was provided by a third party under an applicable insurance contract.

The Company is also a party to litigation which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operation or financial condition.

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

                  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the Nasdaq National Market under the symbol “CMGI.” Other market information is set forth in Note 16 of the Notes to Consolidated Financial Statements included in Item 8 below and is incorporated herein by reference.

On September 30, 2005, there were approximately 5,831 holders of record of Common Stock of the Company.

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

The Company did not repurchase any shares of Common Stock during the fourth quarter of fiscal 2005.

ITEM 6.—SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial information of the Company for the five years ended July 31, 2005. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere or incorporated by reference in this report. The following consolidated financial data includes the results of operations (from date of acquisition) of ModusLink acquired August of 2004 and the fiscal 2002 acquisition of the assets and operations of iLogistix. The following consolidated financial data also includes the results of operations of certain subsidiary companies that have been sold or ceased operations. In fiscal 2001, the operations of iCast, 1stUp, and ExchangePath ceased and the Company sold a majority of its interest in Signatures SNI, Inc. (Signatures). In fiscal 2002, the operations of NaviPath and MyWay ceased and the Company sold its interest in Activate. In fiscal 2003, the operations of ProvisionSoft ceased, the Company’s former operating companies AltaVista and uBid each sold substantially all of their assets, and the Company divested its interest in NaviSite, Engage, Equilibrium, Yesmail, Tallán and its remaining minority interest in Signatures. For all periods presented, the results of operations of NaviSite, Engage, AltaVista, Yesmail, uBid, Tallán and ProvisionSoft have been accounted for within discontinued operations. A description of the Company’s recent discontinued operations and divestiture activities is set forth in Note 4 of the Notes to Consolidated Financial Statements. The historical results presented herein are not necessarily indicative of future results.

	Years Ended July 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$1,069,760	$397,422	$436,987	$168,476	$280,840
Cost of revenue	947,556	372,293	403,883	152,140	351,015
Research and development	—	—	—	4,732	25,347
In-process research and development	—	—	—	—	762
Selling	21,656	5,323	6,792	28,357	62,590
General and administrative	78,699	37,532	62,668	54,598	138,805
Amortization of intangible assets and stock-based compensation	10,926	333	218	4,941	182,704
Impairment of long-lived assets	—	—	456	2,482	170,659
Restructuring, net	5,258	5,604	55,348	(3,118)	109,207

Operating income (loss)	5,665	(23,663)	(92,378)	(75,656)	(760,249)
Interest income (expense), net	1,757	1,837	3,717	36,416	(187)
Gains on issuance of stock by subsidiaries and affiliates	—	—	—	—	121,794
Other gains (losses), net	2,614	44,982	(14,255)	(22,511)	(182,331)
Other income (expense), net	(1,397)	(4,415)	(28,517)	(60,880)	(140,461)
Income tax benefit (expense)	19,933	69,532	(3,249)	7,096	(12,171)

Earnings (loss) from continuing operations before extraordinary item	28,572	88,273	(134,682)	(115,535)	(973,605)
Loss from discontinued operations, net of income taxes	(2,047)	(1,298)	(81,626)	(540,664)	(4,514,315)
Extraordinary gain on retirement of debt, net of income taxes	—	—	—	131,281	—

Net income (loss)	26,525	86,975	(216,308)	(524,918)	(5,487,920)
Preferred stock accretion and amortization of discount	—	—	—	(2,301)	(7,499)
Gain on repurchase of Series C convertible preferred stock	—	—	—	63,505	—

Net income (loss) available to common stockholders	$26,525	$86,975	$(216,308)	$(463,714)	$(5,495,419)

	Years Ended July 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations before extraordinary item	$0.06	$0.22	$(0.34)	$(0.14)	$(2.97)
Loss from discontinued operations, net of income taxes	—	—	(0.21)	(1.43)	(13.70)
Extraordinary gain on retirement of debt, net of income taxes	—	—	—	0.35	—

Net earnings (loss)	$0.06	$0.22	$(0.55)	$(1.22)	$(16.67)

Shares used in computing basic earnings (loss) per share	475,294	399,153	393,455	379,800	329,623

Shares used in computing diluted earnings (loss) per share	483,570	404,246	393,455	379,800	329,623

	As of July 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Working capital	$224,638	$261,106	$217,135	$203,879	$580,824
Total assets	721,684	423,026	449,581	909,676	2,054,375
Long-term obligations	25,929	18,768	26,016	122,697	319,043
Redeemable preferred stock	—	—	—	—	390,640
Stockholders’ equity	471,215	293,315	247,012	416,696	805,072

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

Overview

CMGI, through its subsidiary, ModusLink, provides industry-leading global supply chain management services and marketing distribution solutions. ModusLink provides extended supply chain management services and solutions to the technology industry on a global basis. These services and solutions include supply base and inventory management, sourcing, manufacturing, configuration, assembly processes, EDI solutions offering direct connections with customers IT systems, distribution and fulfillment, e-commerce, order management, production, customer service and supply chain design and consulting. In addition, ModusLink provides marketing distribution services, under the SalesLink name, to customers, fulfilling orders for promotional collateral and products by assembling and shipping the items requested. We also maintain interests in several venture capital funds which invest in emerging, innovative and promising technologies and industries. An aggregate of $4.8 million was invested by our venture capital affiliates in fiscal 2005.

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “non-GAAP operating income (loss),” which is defined as the operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, and amortization of intangible assets and stock-based compensation. See Note 3 of Notes to Consolidated Financial Statements for segment information, including a reconciliation of non-GAAP operating income (loss) to net income (loss).

In fiscal 2004, we articulated the following goals:

•	Make strategic investments to expand globally;

•	Narrow our losses;

•	Preserve our cash; and

•	Improve our operating efficiencies.

We believe our acquisition of Modus Media, Inc. (Modus) on August 2, 2004, our sales and marketing efforts, and our cost savings initiatives implemented throughout fiscal 2005 allowed us to make substantial progress in achieving these goals. The Modus acquisition increased our global footprint significantly, including multiple facilities in China, which has become an increasingly important region of the world for providing supply chain management services in support of many of our global customers and prospects. The integration of Modus with our existing supply chain management business also improved our operating efficiency by eliminating redundancies, primarily in the areas of facilities and personnel, and by reducing our overall material and freight costs. These operating synergies provided approximately $19.0 million of cost savings in fiscal 2005, and over $28.0 million of annualized cost savings. In addition, in fiscal 2005, we reported our first annual operating profit in nine years.

For the year ended July 31, 2005, CMGI reported net revenue of $1.1 billion, an operating profit of $5.7 million and net income of $26.5 million. In addition, the Company’s gross margins improved from 6% in fiscal 2004 to 11% in fiscal 2005, primarily as a result of the Modus acquisition. We currently conduct business in the United Kingdom, The Netherlands, Hungary, France, Singapore, Taiwan, China, Malaysia, Ireland, The Czech Republic, Mexico and other foreign locations, in addition to the Company’s North American operations. We expect to continue to develop and expand our vertical markets and service offerings. At July 31, 2005, we had cash and cash equivalents and available for sale securities of $192.7 million, and working capital of $224.6 million. Our primary use of cash during the year was related to the Modus acquisition.

As a large portion of our revenue comes from outsourcing services provided to customers such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance could be adversely affected by declines in the overall performance of the technology sector. The markets for our supply chain management and marketing distribution products and services are very competitive. We also face pressure from our customers to continually realize efficiency gains in order to help our customers maintain their gross margins and profitability. Increased competition and customer demands for efficiency improvements may result in price reductions, reduced gross margins and in some cases loss of market share. As a result of these competitive and customer pressures, the gross margins in our business are low. Increased competition arising from industry consolidation and/or low demand for our customers’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, move work to lower-cost venues, establish facilities closer to our customers to gain efficiencies, and add other service offerings at higher margins.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the fiscal year ended July 31, 2005, sales to one customer, Hewlett-Packard, accounted for approximately 36% of our consolidated net revenue. The Modus acquisition served to diversify our client base, as Hewlett-Packard accounted for approximately 71% of our consolidated net revenue in fiscal 2004. During fiscal year 2005, five customers, including Hewlett-Packard, accounted for approximately 55% of the Company’s net revenues. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key customers. We currently do not have any agreements which obligate any customer to buy a minimum amount of products or services from us. Consequently, our sales are subject to demand variability by our customers. The level and timing of orders placed by our customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Due to seasonality, we expect that revenues will be higher in the first and second fiscal quarters of the year, as our clients increase production for the holiday and calendar year-end season.

During the latter part of fiscal 2005, we developed a set of strategic initiatives and an operating plan focused on increasing both revenue and profitability. We view the continued development of our global operational infrastructure and footprint as a primary source of differentiation in the marketplace. We believe that by leveraging our global footprint we will be able to optimize our client’s supply chains using multi-facility, multi-geographic solutions. In line with this focus, during fiscal 2005, we made our initial investment in the implementation of a new global systems infrastructure, the foundation of which will be run on SAP’s enterprise resource planning system, and opened two new solution centers, one in West Valley, Utah and one in Brno, Czech Republic. As we move into fiscal 2006, we are focused on executing against our strategic plan, including implementing the following initiatives to achieve our goals:

Drive sales growth through a combination of existing client penetration, and targeting new vertical markets; A significant portion of our revenues are currently generated from clients in the computing and software verticals. These verticals are mature and, as a result, gross margins in these verticals are low. To address this, we have expanded our sales focus to include three new markets, in addition to the computing and software verticals, that we believe can benefit from our supply chain expertise. We believe these verticals, communications, including broadband, storage devices, and consumer electronics, are experiencing faster growth than our historical markets, and represent opportunities to realize higher gross margins on our services. Companies in these markets often are early in their product life cycles and have significant need for a supply chain partner who will be an extension to their business models.

Increase the value delivered to clients through service expansion; In fiscal 2006, we expect to invest in expanding our e-commerce and logistics management services offerings, which we believe will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect these solutions will enhance our gross margins and drive greater profitability. Further, we believe that the addition of new services to existing clients will strengthen our relationship with these clients, and further integrate us with their business.

Drive operational efficiencies throughout our organization; As a result of the Modus acquisition, the Company has been running multiple information technology systems at a significant cost. Our strategy is to offer an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution will enable clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe our clients will benefit greatly from a global integrated business solution while we too reduce our operating costs. Over the next two years we expect to invest approximately $24.0 million in this initiative. Another program that we expect will drive further operational efficiencies in fiscal 2006 and beyond, is the implementation of a global shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We believe this initiative will yield improved process standardization and operating efficiency gains, as well as lower our operating costs.

We believe that successful execution of these initiatives will enable the Company to increase its gross margin percentage to approximately 13% – 14% over the next two years, compared to the fiscal 2005 gross margins of approximately 11%. We also believe that these initiatives will allow us to reduce our overall selling, general and administrative and restructuring costs by over 20% by the end of fiscal 2007. Among the key external factors that will influence our performance against these goals are global economic conditions, especially in the technology sector, demand for our customers’ products, and demand for outsourcing services.

Basis of Presentation

As a result of the Company’s acquisition of Modus Media (Modus) on August 2, 2004, the Company has modified its organizational structure to closely resemble the operating model historically used by Modus. This operating structure is aligned along the Americas, Asia, and Europe regions. Each of these regions has designated management teams with direct responsibility over the operations of the respective regions. As a result, the Company now reports three operating segments, Americas, Asia, and Europe.

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

Results of Operations

In the discussion below of the Company’s results of operations, the use of the terms “organic growth” or “organic decline” are in reference to the Company’s SalesLink business pre-acquisition of Modus.

Fiscal 2005 compared to Fiscal 2004

Net Revenue:

	2005	As a % of Total Net Revenue	2004	As a % of Total Net Revenue	$ Change	% Change
	($ in thousands)
eBusiness and Fulfillment
Americas	$449,400	42%	$210,730	53%	$238,670	113%
Asia	212,595	20%	33,053	8%	179,542	543%
Europe	407,681	38%	153,025	39%	254,656	166%

Total eBusiness and Fulfillment	1,069,676	100%	396,808	100%	672,868	170%
Managed Application Services	84	—	614	—	(530)	(86)%

Total	$1,069,760	100%	$397,422	100%	$672,338	169%

The year over year increase in net revenue for the fiscal year ended July 31, 2005, as compared to the prior year, was attributable to the Company’s acquisition of Modus on August 2, 2004.

For the fiscal year ended July 31, 2005, the Company’s Modus acquisition contributed approximately 98%, 100% and 99% of the year over year revenue growth within the Americas, Asia, and Europe segments, respectively. Additionally, the Americas region realized 2% year over year organic growth, primarily from $11.2 million of incremental volumes from new U.S.-based supply chain management customer programs awarded during the third quarter of fiscal 2004. Within the Europe region, year over year organic revenue growth of 1% was realized as a result of stronger overall demand for our customers’ products in the region. Within the Asia region, year over year organic revenue declined by approximately $21.5 million primarily as a result of reduced order volumes attributable to the loss of a supply chain management program.

During the fiscal years ended July 31, 2005 and 2004, one customer, Hewlett-Packard, accounted for approximately 36% and 71% of the Company’s consolidated net revenues, respectively.

The Company continues to see volatility in the global consumer electronics markets and as such maintains a conservative view on order volumes and revenue. Our current ability to forecast the amount and timing of future order volumes is low, and we expect such condition to continue for the foreseeable future, as the Company is highly dependent upon the business needs of its customers, whose businesses, in turn, depend upon various factors related to the high tech sector generally and demand for products and services in that industry. The Company sells primarily on a purchase order basis, rather than pursuant to long-term contracts or contracts with minimum purchase requirements. These purchase orders are generally for quantities necessary to support near-term demand for our customers’ products. A significant portion of our customer base operates in the technology sector, which is intensely competitive and very volatile. Our customers’ order volumes vary from quarter-to-quarter for a variety of reasons, including market acceptance of their new product introductions and overall demand for their products. This business environment, and our mode of transacting business with our customers, does not lend itself to precise measurement of the amount and timing of future order volumes, and as a result, future sales volumes and revenues could vary significantly from period to period.

Cost of Revenue:

	2005	As a % of Segment Net Revenue	2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$412,461	92%	$196,589	93%	$215,872	110%
Asia	160,731	76%	31,364	95%	129,367	412%
Europe	374,364	92%	144,340	94%	230,024	159%

Total eBusiness and Fulfillment	947,556	89%	372,293	94%	575,263	155%

Total	$947,556	89%	$372,293	94%	$575,263	155%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. The Company’s cost of revenue for the fiscal year ended July 31, 2005 increased as compared to the prior year, as a result of the Company’s acquisition of Modus. In addition, the Modus acquisition also contributed 100% of the increase in gross margins, which increased from 6% to 11%, year over year.

Cost of revenue and gross margins within the Americas, Asia, and Europe segments increased for the fiscal year ended July 31, 2005, as compared to the prior year, primarily as a result of the cost of revenue and gross margin contributions from the Modus acquisition. Of the year over year cost of revenue increases within the Americas, Asia, and Europe segments, approximately 94%, 100% and 99%, respectively, of the increases were attributable to the Company’s Modus acquisition. Additionally, the Americas region realized a 6% year over year organic increase in cost of revenue, partially as a result of 2% organic growth in revenue during the same period. This organic increase in cost of revenue, which outpaced the organic increase in revenue growth by 4%, resulted in a $8.7 million decline in gross margin dollars, year over year. In fiscal year 2005, the Company realized a shift in the composition of products distributed for certain of its customers as compared to the prior year. This shift in distributed product types yielded lower gross margins. In addition, start up costs associated with two new customer programs also negatively impacted gross margin in fiscal year 2005. In Asia, organic cost of revenue was down approximately $20.5 million year over year due to the loss of a supply chain management program as noted in the revenue discussion above. The loss of this program in Asia resulted in a loss of approximately $1.0 million in gross margin dollars year over year. In the Europe region, organic cost of revenues increased 1% year over year primarily as a result of a 1% organic growth in revenue during the same period. This organic increase in cost of revenue, which approximated the organic increase in revenue growth, resulted in a $0.2 million increase in gross margin dollars, year over year. The Company’s gross margin percentages within the Americas, Asia and Europe regions were approximately 8%, 24% and 8%, respectively, for the fiscal year ended July 31, 2005, as compared to 7%, 5% and 6%, respectively, for the same period of the prior year. While gross margin percentages increased in each of our operating segments, these year over year improvements were partially offset by approximately $13.4 million of price reductions related to contract renegotiations with certain customers. Of these price reductions, approximately $2.0 million, $9.0 million and $2.4 million were realized in the Americas, Asia and Europe regions, respectively. These price reductions reduced fiscal year 2005 gross margin percentages by 1%, 3% and 1% in the Americas, Asia and Europe segments, respectively.

As outlined in our strategic initiative discussion in the Overview section above, the Company remains focused on margin improvement through several revenue and operating efficiency initiatives designed to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, move work to lower-cost venues, establish facilities closer to our customers to gain efficiencies and add other service offerings at higher margins. The Company anticipates that the acquisition of Modus will continue to have a favorable impact on the Company’s gross margins in fiscal 2006 as Modus historically generated higher gross margins than SalesLink.

Selling Expenses:

	2005	As a % of Segment Net Revenue	2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$7,600	2%	$3,017	1%	$4,583	152%
Asia	6,516	3%	289	1%	6,227	2,155%
Europe	7,543	2%	1,991	1%	5,552	279%

Total eBusiness and Fulfillment	21,659	2%	5,297	1%	16,362	309%
Other	(3)	—	26	—	(29)	(112)%

Total	$21,656	2%	$5,323	1%	$16,333	307%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, marketing expenses and travel costs. Selling expenses increased during the fiscal year ended July 31, 2005, as compared to the prior fiscal year, primarily as a result of the Company’s acquisition of Modus, which contributed approximately 76% of the year over year increase. The remaining 24% increase in selling expenses was primarily attributable to increased employee related costs of approximately $1.9 million and increased consulting and professional fees of approximately $0.8 million. For the fiscal year ended July 31, 2005 and 2004, employee related costs represented approximately 65% and 61% of the total selling expense, respectively. The Company expects its selling expenses to continue to approximate 2% of net revenue for the foreseeable future.

General and Administrative Expenses:

	2005	As a % of Segment Net Revenue	2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$23,415	5%	$12,292	6%	$11,123	90%
Asia	17,982	8%	2,695	8%	15,287	567%
Europe	21,362	5%	3,857	3%	17,505	454%

Total eBusiness and Fulfillment	62,759	6%	18,844	5%	43,915	233%
Managed Application Services	—	—	5	1%	(5)	(100)%
Portals	—	—	27	—	(27)	(100)%
Other	15,940	—	18,656	—	(2,716)	(15)%

Total	$78,699	7%	$37,532	9%	$41,167	110%

General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. General and administrative expenses within the Americas, Asia and Europe segments increased during the fiscal year ended July 31, 2005, as compared to prior fiscal year, primarily as a result of the Company’s acquisition of Modus, which contributed approximately 91% of the year over year increase. The remaining 9% increase in general and administrative expenses within these segments was primarily attributable to higher professional fees and employee-related costs of approximately $4.2 million and $1.7 million, respectively. Of the $4.2 million increase in professional fees, approximately $2.7 million represented costs associated with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and SAS 70 reviews for certain clients. These increases were partially offset by a $2.8 million reduction in depreciation costs associated with the replacement of an Enterprise Resource Planning (ERP) system in fiscal year 2004.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs associated with certain of the Company’s information technology systems and certain corporate administrative functions, such as legal and finance, which are not fully allocated to the Company’s subsidiary companies, as well as administration costs related to the Company’s venture capital affiliates. General and administrative expenses within the Other category decreased by 15% as compared to the prior fiscal year primarily as a result of a $1.2 million reduction in directors and officers insurance costs, a $1.3 million reduction in legal fees, a $1.0 million reduction in employee-related costs, a $1.0 million decrease in depreciation expense, and a year over year general and administrative expense reduction attributable to higher prior year costs of approximately $1.2 million associated with a potential acquisition that was not consummated and were therefore written off during fiscal year 2004. These decreases were partially offset by approximately $3.2 million of costs associated with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 in fiscal 2005. The Company expects its general and administrative costs to approximate 8% to 9% of revenue in fiscal 2006 due primarily to higher information technology expenditures associated with migrating the Company’s ModusLink subsidiary to a common ERP platform. The increased costs are expected to be partially offset by cost savings in connection with the implementation of the Hub and Spoke shared services model.

Amortization of Intangible Assets and Stock-Based Compensation:

	2005	As a % of Segment Net Revenue	2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$4,998	1%	$—	—	$4,998	100%
Asia	3,153	1%	—	—	3,153	100%
Europe	1,420	—	—	—	1,420	100%

Total eBusiness and Fulfillment	9,571	1%	—	—	9,571	100%
Other	1,355	—	333	—	1,022	307%

Total	$10,926	1%	$333	—	$10,593	3,181%

Amortization of intangible assets and stock-based compensation for the fiscal year ended July 31, 2005, includes approximately $3.4 million of stock-based compensation related to the issuance of approximately 2.5 million shares of nonvested CMGI common stock to certain ModusLink executives and employees in connection with the Company’s acquisition of Modus. These nonvested shares vested in August 2005. The Company also recorded $0.9 million of stock-based compensation attributed to the amortization of the intrinsic value of unvested Modus stock options issued by the Company in connection with its acquisition of Modus. In addition, the Company recorded amortization of intangible assets of approximately $5.2 million for the fiscal year ended July 31, 2005. The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 1 to 7 years. Amortization of intangible assets and stock-based compensation within the Other category relates to the issuance of nonvested CMGI stock to certain executives of the Company in fiscal 2004 and 2005, which shares vest over three to five years.

During its first quarter of fiscal 2006, the Company will adopt SFAS 123(R) effective August 1, 2005. We continue to evaluate the impact of SFAS 123(R) on our operating results and financial position. The pro forma information in Note 2 of the Notes to Consolidated Financial Statements presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As a result of the provisions of SFAS 123(R) and SAB 107, we currently expect to record compensation charges related to stock options of approximately $5.5 million in fiscal 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. As such, our actual stock option expense may differ materially from this estimate.

Restructuring, net:

	2005	As a % of Segment Net Revenue	2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$2,805	1%	$2,981	1%	$(176)	(6)%
Asia	937	—	—	—	937	100%
Europe	1,397	—	—	—	1,397	100%

Total eBusiness and Fulfillment	5,139	—	2,981	1%	2,158	72%
Enterprise Software and Services	—	—	(23)	—	23	100%
Managed Application Services	432	514%	15	2%	417	2,780%
Portals	(338)	—	1,780	—	(2,118)	(119)%
Other	25	—	851	—	(826)	(97)%

Total	$5,258	—	$5,604	1%	$(346)	(6)

During the fiscal year ended July 31, 2005, the Company recorded net restructuring charges of approximately $5.3 million. These charges consist of approximately $2.5 million related to a workforce reduction of 135 employees, approximately $3.3 million related to unutilized facilities for which the Company expects to realize no future economic benefit and approximately $0.1 million related to the impairment of certain assets no longer in service. In addition, the Company recorded adjustments of approximately $0.1 million to previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the estimated length of time required to sublease each vacant space and the expected rent recovery rates. The Company also recorded an adjustment of approximately $0.5 million as the result of a gain on the sale of previously impaired assets that had been reflected within restructuring expense.

As of July 31, 2005, certain integration activities related to the Company’s acquisition of Modus had not yet been completed. Accordingly, in future periods, the Company expects to incur additional costs related to integrating its acquisition of Modus. These costs may include employee termination charges, costs to exit facility and equipment-related obligations, and costs associated with the elimination of redundant overhead and infrastructure between the Company and Modus. Such costs, if incurred, will be reflected as either restructuring charges or as adjustments to goodwill, in accordance with the applicable accounting guidance.

Other Income/Expense:

During the fiscal year ended July 31, 2005, interest income increased $0.2 million to $3.8 million from $3.6 million in the prior fiscal year. While the Company’s average cash balances were lower during fiscal 2005 than in fiscal 2004 as a result the Company’s net cash payment of approximately $66.2 million to retire Modus’ debt and pay certain deal-related costs, the lower average cash balances were offset by higher average short term interest rate yields on invested cash during fiscal 2005.

Interest expense totaled approximately $2.0 million for the fiscal year ended July 31, 2005 as compared to $1.7 million for the same period in the prior fiscal year. In both periods, interest expense of approximately $0.8 million related to the Company’s stadium obligation, and the remaining interest expense related primarily to outstanding borrowings on a revolving bank credit facility.

Other Gains (losses), net:

Other gains (losses) net, totaled $2.6 million for the fiscal year ended July 31, 2005, as compared to $45.0 million in the prior fiscal year. During the fiscal year ended July 31, 2005, the Company realized gains totaling approximately $5.7 million, of which approximately $5.1 million related to the acquisition of two @Ventures portfolio companies, Molecular and Classmates Online, Inc. These gains were partially offset by foreign exchange losses during the year of approximately $3.1 million, primarily related to unhedged foreign currency exposures, primarily in Asia. Other gains (losses), net, for the fiscal year ended July 31, 2004, primarily consisted of a $40.5 million gain by the Company’s AltaVista subsidiary on the sale of approximately 3.2 million shares of Overture Services, Inc. common stock, a gain of approximately $2.0 million by the Company on its sale of approximately 1.0 million shares of Loudeye Corp. common stock, a gain of approximately $0.8 million by the Company on its sale of approximately 0.2 million shares of Primus Knowledge Solutions common stock, and a gain of approximately $1.1 million by the Company on its sale of approximately 0.3 million shares of NaviSite, Inc. common stock.

Equity in losses of affiliates, net:

Equity in losses of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s income (loss) is included in equity in income (losses) of affiliates. Equity in losses of affiliates, net, totaled a loss of $1.4 million for the fiscal year ended July 31, 2005, as compared to a loss of $2.3 million for the prior fiscal year. Included in equity in losses of affiliates, net, for the fiscal year ended July 31, 2005 and 2004, are impairment charges of approximately $0.4 million and $1.6 million, respectively, for other than temporary declines in the carrying value of certain investments in affiliates. These charges were primarily associated with previous investments made by CMGI@Ventures IV, LLC.

Income Tax Expense (Benefit):

During fiscal 2005 and 2004, the Company recorded an income tax benefit of approximately $19.9 million and $69.5 million, respectively, primarily as a result of a $24.7 million and $76.4 million reduction, respectively, in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes on the Company’s balance sheet. The income tax benefit for the fiscal year ended July 31, 2005 differs from the amount computed by applying the U.S. federal income tax rate of 35 percent to income from continuing operations primarily as a result of a reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes on the Company’s balance sheet and valuation allowances recognized on deferred tax assets. The income tax benefit recorded during fiscal 2005 has been reduced by provisions for taxes in the U.S. and certain other tax jurisdictions.

Fiscal 2004 compared to Fiscal 2003

Net Revenue:

	2004	As a % of Total Net Revenue	2003	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$210,730	53%	$281,234	65%	$(70,504)	(25)%
Asia	33,053	8%	45,150	10%	(12,097)	(27)%
Europe	153,025	39%	109,495	25%	43,530	40%

Total eBusiness and Fulfillment	396,808	100%	435,879	100%	(39,071)	(9)%
Enterprise Software and Services	—	—	227	—	(227)	(100)%
Managed Application Services	614	—	881	—	(267)	(30)%

Total	$397,422	100%	$436,987	100%	$(39,565)	(9)%

The decrease in revenue within the Americas and Asia segments during the fiscal year ended July 31, 2004, as compared to the prior year, was primarily attributable to lower order volumes and lower per unit selling prices for certain programs that support a major U.S. based OEM customer in both the Americas and Asia regions. These volume reductions were largely concentrated in the Americas segment which experienced reduced product shipments as a result of changes in demand for a major customer’s products distributed from SalesLink’s Americas segment solution centers. This year over year decrease in order volumes resulted in a $6.7 million reduction in revenues, while the reduction in the average per unit selling price resulted in a $49.6 million reduction in revenues. In addition, the prior period included revenue of approximately $23.1 million related to certain customer programs that were discontinued during the prior year and were not replaced. The decrease in revenue from the prior period was partially offset by the addition of new projects within the Americas region, which contributed revenues of $12.3 million, and stronger overall demand for our customers’ products in the Europe segment during fiscal 2004, which generated incremental revenues of approximately $28.8 million. Sales to one customer comprised approximately 71% and 74% of SalesLink’s revenue for the fiscal year ended July 31, 2004 and 2003, respectively.

Cost of Revenue:

	2004	As a % of Segment Net Revenue	2003	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$196,589	93%	$258,166	92%	$(61,577)	(24)%
Asia	31,364	95%	42,482	94%	(11,118)	(26)%
Europe	144,340	94%	103,220	94%	41,120	40%

Total eBusiness and Fulfillment	372,293	94%	403,868	93%	(31,575)	(8)%
Enterprise Software and Services	—	—	15	7%	(15)	(100)%

Total	$372,293	94%	$403,883	92%	$(31,590)	(8)%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. The Company’s cost of revenue decreased in fiscal 2004 as compared to the prior fiscal year, primarily due to a $39.1 million, or 9%, decrease in revenue at the Company’s SalesLink subsidiary, primarily within its Americas and Asia operating segments. Cost of revenue as a percentage of net revenue within the Americas, Asia and Europe operating segments were 93%, 95%, and 94%, respectively in fiscal 2004 as compared to 92%, 94%, and 94% in fiscal 2003. Cost of revenue as a percent of revenue within the Americas and Europe segments increased in fiscal 2004 primarily due to the impact of price reductions during the year provided to a major customer that ModusLink supports in both the Americas and Asia regions. The Company’s gross margin percentages within the Americas, Asia and Europe segments were approximately 7%, 5% and 6% in fiscal 2004 as compared to 8%, 6%, and 6% in fiscal 2003. The decrease in the Company’s gross margins in the Americas and Asia segments was primarily attributable to changes in the composition of products distributed for certain of our customers and overall lower average per unit selling prices than in the prior year. This year over year decrease in average per unit selling prices resulted in a reduction in gross margins of approximately $4.8 million.

Selling Expenses:

	2004	As a % of Segment Net Revenue	2003	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$3,017	1%	$3,556	1%	$(539)	(15)%
Asia	289	1%	266	1%	24	9%
Europe	1,991	1%	500	—	1,491	2,982%

Total eBusiness and Fulfillment	5,297	1%	4,322	1%	976	23%
Enterprise Software and Services	—	—	464	204%	(464)	(100)%
Other	26	—	2,006	—	(1,980)	(99)%

Total	$5,323	1%	$6,792	2%	$(1,469)	(22)%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, marketing expenses, and travel costs. Selling expenses decreased during the fiscal year ended July 31, 2004, as compared to the prior fiscal year largely due to cost savings in the Other segment of approximately $2.0 million, of which $1.4 million related to the Company’s amended stadium sponsorship agreement with the owners of the New England Patriots that was completed in August 2002. This decrease was partially offset by an increase in selling expenses within the Europe segment primarily related to costs associated with the expansion of the sales force within the Company’s SalesLink subsidiary in fiscal 2004.

General and Administrative Expenses:

	2004	As a % of Segment Net Revenue	2003	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$12,292	6%	$20,645	7%	$(8,354)	(40)%
Asia	2,695	8%	2,767	6%	(72)	(3)%
Europe	3,857	3%	2,601	2%	1,256	48%

Total eBusiness and Fulfillment	18,844	5%	26,014	6%	(7,169)	(28)%
Enterprise Software and Services	—	—	664	293%	(664)	(100)%
Managed Application Services	5	1%	(331)	(38)%	336	102%
Portals	27	—	(1,011)	—	1,038	103%
Other	18,656	—	37,333	—	(18,677)	(50)%

Total	$37,532	9%	$62,668	14%	$(25,136)	(40)%

General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. General and administrative expenses decreased by 40% during the fiscal year ended July 31, 2004, as compared to the prior fiscal year. This decrease was primarily attributable to headcount reductions during fiscal 2003 and in the current year at the Company’s corporate headquarters and within the Americas segment of its SalesLink subsidiary by 182 and 42 employees, respectively. These headcount reductions resulted in a reduction of employee related expenses in fiscal 2004 of approximately $11.5 million. These headcount reductions were executed in connection with restructuring activities designed to reduce the overall cost structure of the Company in response to decreased demand for SalesLink’s supply chain management services in the Americas segment. General and administrative costs were also significantly lower in fiscal 2004 as compared to the prior year as a result of other restructuring activities designed to reduce costs and improve productivity. These activities resulted in lower year over year costs related to the Company’s IT infrastructure, insurance programs, and real estate commitments by approximately $4.0 million, $2.4 million and $7.9 million, respectively.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs associated with maintaining certain of the Company’s information technology systems and costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, and administrative costs related to the Company’s venture capital affiliates. General and administrative expenses within the Other category, decreased compared to the same period in the prior fiscal year, primarily as a result of restructuring initiatives at the Company’s corporate headquarters that were designed to reduce the overall cost structure of the Company. These restructuring initiatives primarily included headcount reductions of 116 and 18 employees in fiscal 2003 and fiscal 2004, respectively. These headcount reductions resulted in lower employee related expenses in fiscal 2004 by approximately $7.7 million. In addition, the Company completed a substantial downsizing of its IT infrastructure which resulted in a reduction of IT related expenses by approximately $2.6 million, and wrote off unutilized office space and equipment, which reduced our general and administrative expenses in fiscal 2004 by $8.5 million and $1.7 million, respectively. Additionally, during the fiscal year ended July 31, 2004, the Company incurred lower costs of $1.6 million related to its insurance programs, principally directors and officers insurance, as compared to the prior fiscal year. These cost reductions were partially offset by severance related costs ($1.0 million), costs associated with a potential acquisition that was not consummated ($1.3 million), and integration costs associated with the Modus acquisition ($0.7 million).

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

Restructuring, net:

	2004	As a % of Segment Net Revenue	2003	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$2,981	1%	$21,697	8%	$(18,716)	(86)%

Total eBusiness and Fulfillment	2,981	1%	21,697	5%	(18,716)	(86)%
Enterprise Software and Services	(23)	—	(70)	(31)%	47	67%
Managed Application Services	15	2%	1,556	177%	(1,541)	(99)%
Portals	1,780	—	881	—	899	102%
Other	851	—	31,284	—	(30,433)	(97)%

Total	$5,604	1%	$55,348	13%	$(49,744)	(90)%

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

Other Income/Expense:

Interest income increased by approximately $0.2 million to $3.6 million for the fiscal year ended July 31, 2004 from $3.4 million for the prior fiscal year. The increase in interest income is a result of a higher average cash balance during the fiscal year ended July 31, 2004 as compared to the fiscal year ended July 31, 2003. The increase in the average cash balance is primarily attributable to proceeds from the sale of approximately 3.2 million shares of Overture Services, Inc. common stock by the Company’s AltaVista subsidiary during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004.

Interest (expense) recovery, net totaled $(1.7) million for the fiscal year ended July 31, 2004, as compared to a net recovery of $0.3 million for the fiscal year ended July 31, 2003. Interest expense for the fiscal year ended July 31, 2004 primarily relates to imputed interest expense on the Company’s stadium obligation, in connection with the Company’s amended stadium sponsorship agreement, as well as interest expense on a term loan of the Company’s SalesLink subsidiary. For the fiscal year ended July 31, 2003, the interest recovery primarily consisted of a fair market value adjustment of approximately $6.3 million related to the Company’s Pacific Century CyberWorks Limited (PCCW) stock holdings, interest expense related to the Company’s stadium obligation of $0.9 million, interest expense related to the obligation to the former holders of the Series C Preferred Stock of $4.3 million, and $0.8 million of interest expense on a term loan of the Company’s SalesLink subsidiary.

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

Other gains (losses), net totaled $45.0 million for the fiscal year ended July 31, 2004 as compared to ($14.3) million for the prior fiscal year. Other gains (losses), net for the fiscal year ended July 31, 2004 primarily consisted of a $40.5 million gain by the Company’s AltaVista subsidiary on the sale of approximately 3.2 million shares of Overture Services, Inc. common stock, a gain of approximately $2.1 million by the Company on its sale of approximately 1.0 million shares of Loudeye Corp. common stock, a gain of approximately $0.8 million by the Company on its sale of approximately 0.2 million shares of Primus Knowledge Solutions common stock and a gain of approximately $1.1 million by the Company on its sale of approximately 0.2 million shares of NaviSite, Inc. common stock. Other gains (losses), net during fiscal 2003 primarily consisted of a ($14.1) million impairment charge for an other than temporary decline in the carrying value of the Company’s investment in Signatures SNI, Inc., a loss of approximately ($6.3) million related to impairment charges for other-than-temporary declines in the carrying value of marketable securities, a loss of approximately ($3.5) million on the Company’s sale of Equilibrium, offset by a gain of approximately $7.4 million related to the acquisition of Vicinity by Microsoft and a pre-tax gain of approximately $6.3 million on the sale of Overture common stock by AltaVista.

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity in income (losses) of affiliates. Equity in income (losses) of affiliates decreased to a loss of approximately ($2.3) for the fiscal year ended July 31, 2004, from a loss of approximately ($28.8) million for the fiscal year ended July 31, 2003, primarily as a result of improved operating performance at certain of the investee companies. During fiscal

2003 Equity in income (losses) of affiliates consisted of a loss of approximately ($27.1) million related to impairment charges for other-than-temporary declines in the carrying value of certain investments in affiliates.

Minority interest of approximately ($2.1) million for the fiscal year ended July 31, 2004 relates primarily to a minority stockholder interest in the $40.5 million realized gain by AltaVista on its sale of approximately 3.2 million shares of Overture Services, Inc. common stock during the period, as well as minority interest attributable to a consolidated joint venture in which SalesLink held a 50% interest as of July 31, 2004.

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

The losses from discontinued operations for the fiscal years ended July 31, 2005 and 2004 were $2.0 million and $1.3 million, respectively. These losses were primarily attributable to residual costs associated with the discontinued operations of AltaVista, Engage, Yesmail and uBid subsequent to divestiture.

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

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of investments in subsidiary and affiliate entities and borrowings from lending institutions. As of July 31, 2005, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $192.5 million. In addition, as of July 31, 2005, the Company’s ModusLink subsidiary had a revolving bank credit facility (the Loan Agreement) of $30.0 million. CMGI is a guarantor of all indebtedness under the Loan Agreement. As of July 31, 2005, approximately $24.8 million of borrowings were outstanding under the facility, and approximately $3.4 million had been reserved in support of outstanding letters of credit. The credit facility includes restrictive financial covenants, all of which ModusLink was in compliance with at July 31, 2005. On September 30, 2005, the scheduled loan maturity date, ModusLink and its lender agreed to extend the Loan Agreement one month to facilitate the finalization of a new revolving bank credit facility. The credit facility also includes certain restrictive covenants that limit the ability of ModusLink, among other things, to merge, or acquire or sell assets without prior approval from the bank. The Company’s working capital at July 31, 2005 was approximately $224.6 million.

Net cash used for operating activities of continuing operations was $13.1 million for the fiscal year ended July 31, 2005, compared to $18.7 million and $66.6 million of cash usage from operating activities of continuing operations for the fiscal year ended July 31, 2004 and 2003, respectively. Cash used for operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in working capital. During the fiscal year ended July 31, 2005, non-cash items primarily included depreciation and amortization charges of $21.1 million and non-operating gains, net of $5.4 million. Net cash used from operating activities also includes an inventory increase of approximately $21.8 million, largely related to new customer program launches during the year. In fiscal 2004, non-cash items primarily included depreciation and amortization charges of $7.1 million, equity in losses of affiliates of $2.3 million, and non-operating gains, net of $45.0 million. The non-operating gains primarily included a $40.5 million gain on the sale by AltaVista of approximately 3.2 million shares of Overture Services, Inc. common stock and a $2.1 million gain on the sale of approximately 1.0 million shares of Loudeye Corp. common stock. In fiscal 2003, non-cash items primarily included depreciation, amortization and impairment charges of $11.3 million, restructuring charges of $14.4 million, the realization in income of a cumulative translation adjustment of $5.0 million related to the Company’s shutdown of its European operations, and equity in losses of affiliates of $28.8 million.

The Company believes that further reductions in the net cash used for operating activities of continuing operations is dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. In addition, on August 2, 2004 the Company completed its acquisition of Modus. The Modus acquisition improved the Company’s cash flows from operations. Our cash flows from operations are dependent on several factors including the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition in our markets is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. A one-percentage point decline in our gross margins earned during the fiscal year ended July 31, 2005, would have resulted in a $10.7 million decline in our cash flows from operating activities. We continue to focus on margin improvement, through cost reductions and asset and employee productivity gains in order to improve the profitability and cash flows of our business and maintain our competitive position. As outlined in our discussion on strategic initiatives in the Overview section above, we are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, move work to lower-cost venues, establish facilities closer to our customers to gain efficiencies, and add other service offerings at higher margins.

Investing activities of continuing operations used cash of $79.2 million for the fiscal year ended July 31, 2005 and provided cash of $84.1 million and $97.1 million for the fiscal year ended July 31, 2004 and 2003, respectively. During the fiscal year ended July 31, 2005, the Company’s primary use of cash for investing activities included the acquisition of Modus, for which the Company made a net cash payment of approximately $66.2 million to retire Modus’ debt and pay certain deal related costs. Also during the fiscal year ended July 31, 2005, the Company paid additional acquisition related costs of approximately $1.9 million. In addition, during the fiscal year ended July 31, 2005, the Company’s venture capital affiliates invested approximately $4.8 million and received distributions or proceeds from sale of approximately $7.5 million, $6.1 million of which was related to @Ventures sale of its interest in one of its portfolio companies, Molecular. The $84.1 million of cash provided from investing activities of continuing operations in fiscal 2004 primarily included $75.4 million in cash proceeds from AltaVista’s sale of approximately 3.2 million shares of Overture Services, Inc. common stock, $11.2 million of cash proceeds from the release of the escrow portion of the AltaVista proceeds, $2.4 million of cash proceeds from the Company’s sale of approximately 1.0 million shares of Loudeye Corp. common stock, $1.0 million in cash proceeds from the sale of approximately 0.2 million shares of Primus Knowledge Solutions common stock, $1.0 million of cash proceeds from the repayment of a note receivable from uBid, and $1.1 million in cash proceeds from the sale of approximately 0.2 million shares of NaviSite, Inc. common stock, partially offset by $6.2 million in capital expenditures and $2.1 million in investments in affiliates. The $97.1 million of cash provided from investing activities of continuing operations in fiscal 2003 primarily included $64.7 million in cash proceeds from AltaVista’s sale of substantially all of its assets and business operations, and the subsequent sale by AltaVista of a portion of the Overture common stock received from the transaction, $7.1 million of cash proceeds from the Company’s sale of Tallán, $5.0 million of cash proceeds from the Company’s sale of Yesmail, $15.4 million of cash proceeds related to the acquisition of Vicinity by Microsoft, and $8.0 million of cash proceeds that the Company received from the sale of its minority interest in Signatures, partially offset by $4.0 million in capital expenditures. As of July 31, 2005, the Company has $22.5 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities. During fiscal 2006 and 2007, the Company expects to invest approximately $24.0 million (approximately $10.1 million of which the Company expects to spend in fiscal year 2006) in a new Enterprise Resource Planning System in connection with its strategy to create a global integrated supply-chain system infrastructure that extends from front-end order management through distribution returns management.

Financing activities of continuing operations provided cash of $14.1 million for the fiscal year ended July 31, 2005 and $10.8 million and $0.2 million for the fiscal year ended July 31, 2004 and 2003, respectively. The $14.1 million of cash provided by financing activities of continuing operations during the fiscal year ended July 31, 2005 includes $6.1 million of proceeds from the issuance of common stock, primarily from stock option exercises, and $9.0 million of borrowings under the revolving line of credit. The $10.8 million of cash provided by financing activities of continuing operations during fiscal 2004 included $1.3 million of proceeds from the issuance of common stock, and $13.0 million of borrowings under the revolving line of credit in order to support expected demand for certain products of a major OEM customer, partially offset by $3.5 million of repayments of borrowings from a bank. The $0.2 million of cash provided by financing activities of continuing operations in fiscal 2003 primarily included $1.2 million of proceeds from the issuance of common stock, partially offset by $1.0 million of payments of long-term debt. As of July 31, 2005, the Company’s primary source of future liquidity from financing activities was $1.8 million of available borrowings under ModusLink’s revolving bank credit facility. The Company is not dependent on liquidity from this source to fund either its short-term or long-term operating activities.

Cash used for discontinued operations totaled $2.2 million, $1.2 million and $29.9 million for fiscal years 2005, 2004 and 2003, respectively.

Given the Company’s cash resources as of July 31, 2005 and as a result of the impact of the Modus acquisition, the Company believes that it has sufficient working capital and liquidity to support its operations, as well as continue to make investments through its venture capital affiliates over the next fiscal year and for the foreseeable future. However, should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

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

ModusLink has a revolving bank credit facility of $30.0 million. As of July 31, 2005, the effective interest rate on the credit facility was 5.24%. Approximately $24.8 million of borrowings were outstanding under the facility, and approximately $3.4 million had been reserved in support of outstanding letters of credit. In addition, ModusLink has a $1.5 million mortgage arrangement with a bank in Ireland. Subsequent to July 31, 2005, the mortgage arrangement was paid in full in connection with the sale of the Ireland building.

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which the Company has not received the goods or services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Future minimum payments, including previously recorded restructuring obligations, as of July 31, 2005 are as follows:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
	(in thousands)
Operating leases	$94,071	$22,405	$31,890	$21,041	$18,735
Stadium obligations	16,000	1,600	3,200	3,200	8,000
Long-term debt	1,768	1,670	98	—	—
Purchase obligations	43,037	43,037	—	—	—
Revolving line of credit	24,785	24,785	—	—	—

Total	$179,661	$93,497	$35,188	$24,241	$26,735

The table above excludes obligations related to the Company’s defined benefit pension plan. See Note 19 of the consolidated financial statements for a summary of our expected contributions and benefit payments for this plan.

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $1.0 million.

Total rent and equipment lease expense charged to continuing operations was approximately $23.3 million, $8.2 million, and $14.3 million for the fiscal years ended July 31, 2005, 2004 and 2003, respectively. The increase in rent expense in fiscal 2005 was attributed to the acquisition of Modus.

From time to time the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. As of July 31, 2005, the Company had guarantees related to a facility lease of a former subsidiary and guarantees of indebtedness totaling approximately $5.4 million.

From time to time, the Company agrees to provide indemnification to its customers in the ordinary course of business. Typically, the Company agrees to indemnify its customers for losses caused by the Company including with respect to certain intellectual property, such as databases, software masters, certificates of authenticity and similar valuable intellectual property. As of July 31, 2005, the Company had no recorded liabilities with respect to these arrangements.

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

The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, product is shipped or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company also applies the provisions of Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross vs. net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

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

Restructuring Expenses. For restructuring plans implemented prior to December 31, 2002, the Company assessed the need to record restructuring charges in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The Company also applies EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and Staff Accounting Bulletin (SAB) No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. The Company records liabilities that primarily include the estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations, bandwidth agreements and other service contracts. These estimates are based on the remaining amounts due under various contractual agreements, adjusted for any anticipated contract cancellation penalty fees or any anticipated or unanticipated event or changes in circumstances that would reduce these obligations. In the past, certain of our restructuring estimates relating to contractual obligations have been settled for amounts less than our initial estimates. As of July 31, 2005, the Company’s accrued restructuring balance totaled $19.2 million, of which remaining contractual obligations represented $17.8 million. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate experts to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10%–20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by $1.9–$3.8 million.

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

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Management predominantly uses third party valuation reports to assist in its determination of the fair value of reporting units subject to impairment testing. These valuation reports, used to determine the fair value of reporting units for purposes of impairment testing, rely heavily on projections of future operating performance. The preparation of these projections takes into consideration both past performance and management’s expectations for future performance based on its experience. Further, in accordance with the provisions of SFAS No. 142, the Company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. As of July 31, 2004, based on the provisions of SFAS No. 142, the Company had two reporting units for purposes of goodwill impairment testing. Upon completion of its acquisition of Modus Media on August 2, 2004, the Company concluded that it has three reporting units (Americas, Asia, and Europe) for purposes of goodwill impairment testing. Additionally, the Company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. The Company performed its annual impairment test during the fourth quarter of fiscal 2005 and concluded goodwill was not impaired. At July 31, 2005, the Company’s carrying value of goodwill and other intangible assets totaled $180.0 million and $21.4 million, respectively. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Future operating results and cash flows from operations are dependent on several factors including the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. If our assumptions regarding our ability to maintain our competitive position in the marketplace or our assumptions of the future demand for our customers’ products and services used in preparing our valuations of the Company’s reporting units differ materially from actual future results, the Company may record impairment charges in the future.

Investments. The Company maintains interests in several privately held companies primarily through its various venture capital affiliates. These venture affiliates (“CMGI @Ventures”) invest in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. At July 31, 2005, the Company had approximately $22.5 million of investments in privately held companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates, net” in the Company’s Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes, and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $0.4 million, $1.6 million, and $27.1 million for the fiscal years ended 2005, 2004, and 2003, respectively. These impairment losses are reflected in “Equity in losses of affiliates, net” in the Company’s Consolidated Statements of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operation in the future. We may incur additional impairment charges to our equity investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $22.5 million of investments in affiliates at July 31, 2005 ranging from 10%–20%, respectively, would decrease our income from continuing operations by $2.3–$4.5 million.

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

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2005 and 2004, respectively, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. As a result of the Modus acquisition, the Company expects its future operating results to improve substantially. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. At July 31, 2005, the Company’s net operating loss carryforwards for federal and state purposes totaled $2.0 billion and $2.1 billion, respectively. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $40.0 million.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 will be effective for our 2006 fiscal year. We believe the adoption of this Statement will not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for annual reporting periods beginning after June 15, 2005. During its first quarter of fiscal 2006, the Company will adopt SFAS 123(R) effective August 1, 2005. We continue to evaluate the impact of SFAS 123(R) on our operating results and financial position. The pro forma information in Note 2 presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As a result of the provisions of SFAS 123(R) and SAB 107, we currently expect to record compensation charges related to stock options of approximately $5.5 million in fiscal 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. As such, our actual stock option expense may differ materially from this estimate.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(R) and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123(R).

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not believe the adoption of FIN No. 47 will have a material impact on our consolidated financial position or results of operations.

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

During the fiscal year ended July 31, 2005, we reported operating income of approximately $5.7 million. While we have reported operating profitability in past periods, as a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict and may fluctuate significantly. We anticipate that we will continue to incur significant operating expenses in the future, including significant costs of revenue and general and administrative expenses. We also have significant commitments and contingencies, including borrowings under a revolving line of credit, real estate leases, continuing stadium sponsorship obligations, and inventory purchase obligations. As a result, we can give no assurance that we will sustain operating profitability in the future. We may also use significant amounts of cash to fund growth and expansion of our operations, including through additional acquisitions. At July 31, 2005, we had a consolidated cash, cash equivalents and marketable securities balance of approximately $192.7 million and fixed contractual obligations of $180.0 million. If we are unable to sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

We derive substantially all of our revenue from a small number of customers and adverse industry trends or the loss of any of those customers could significantly damage our business.

We derive substantially all of our revenue by providing supply chain management services to a small number of customers. Our business and future growth will continue to depend in large part on the industry trend towards outsourcing supply chain management and other business processes. If this trend does not continue or declines, demand for our supply chain management services would decline and our financial results could suffer.

In addition, the loss of any one or more of our customers would cause our revenues to decline, perhaps below expectations. For the fiscal year ended July 31, 2005, sales to one customer, Hewlett-Packard, accounted for approximately 36% of CMGI’s consolidated net revenue. In addition, during fiscal year 2005, five customers, including Hewlett-Packard, accounted for approximately 55% of CMGI’s net revenues. We currently do not have any agreements which obligate any customer to buy a minimum amount of products or services. We do not currently have any agreements which designate us as the sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard or any other key customers, or a decision by any one of our key customers to significantly change or reduce the services we provide, would have a material adverse effect on our business. There can be no assurance that our revenue from key customers will not decline in future periods.

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

Our operating results have fluctuated widely on a quarterly basis during the last several years, and we expect to experience significant fluctuations in future quarterly operating results. Many factors, some of which are beyond our control, have contributed to these quarterly fluctuations in the past and may continue to do so. As a consequence, operating results for a particular future period are difficult to predict and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Such factors include:

•	how well we execute on our strategy and operating plans;

•	demand for our products and services;

•	timing of new product introductions or software releases by our customers or their competitors;

•	payment of costs associated with our acquisitions, sales of assets and investments;

•	timing of sales of assets and marketable securities;

•	market acceptance of new products and services;

•	seasonality;

•	temporary shortages in supply from vendors;

•	charges for impairment of long-lived assets and/or restructuring in future periods;

•	political instability or natural disasters in the countries in which we operate;

•	specific economic conditions in the industries in which we compete;

•	general economic conditions;

•	actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates reflected in our Consolidated Financial Statements; and

•	changes in accounting rules, such as recording expenses for employee stock option grants.

As a result of the acquisition of Modus and due to the nature of the business of certain of our supply chain management customers, we experience a seasonal increase in business in the first and second fiscal quarters of the year, which yields higher revenue in these quarters than in other quarters of the year.

We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and should not be relied upon as indicative of our future performance. It is also possible that in some fiscal quarters, our operating results will be below the expectations of securities analysts and investors. In such circumstances, the price of our common stock may decline.

We may encounter problems in our efforts to increase operational efficiencies.

Following our acquisition of Modus in August 2004, we continue to identify ways to increase efficiencies and productivity and effect cost savings. We have commenced projects designed to increase our operational efficiencies, including the standardization to a global business solutions platform through the investment of approximately $24.0 million in SAP’s Enterprise Resource Planning system, and the implementation of a shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We cannot assure you that the completion of these projects will ultimately result in the realization of the expected benefits that we anticipate in a timely manner or at all, or that we will not encounter problems that will divert the attention of management and/or result in additional costs. If we are unable to complete such projects in a timely manner and without significant problems, our business, financial position and operating results may be adversely affected.

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

We currently conduct business in Mexico, China, Taiwan, Singapore, Malaysia, the United Kingdom, Hungary, Ireland, The Czech Republic, France, The Netherlands and certain other foreign locations, in addition to our United States operations. Sales outside the United States accounted for 60% of CMGI’s total revenue for the fiscal year ended July 31, 2005. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. There is also additional risk if the currency is not freely traded. Some currencies, such as the Chinese renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While the Company often enters into forward currency exchange contracts to manage exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

There are other certain risks inherent in conducting international operations, including:

•	added fulfillment complexities in operations, including multiple languages, currencies, bills of materials and stock keeping units;

•	longer payment cycles;

•	greater difficulties in accounts receivable collections;

•	the complexity of ensuring compliance with multiple U.S. and foreign laws, particularly differing laws on intellectual property rights, export control, taxation and duties; and

•	labor practices, difficulties in staffing and managing foreign operations, political and social instability, health crises or similar issues, and potentially adverse tax consequences.

Our international operations increase our exposure to international laws and regulations. Noncompliance with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, could result in unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult to conduct our business.

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

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of investments in subsidiary and portfolio companies, and borrowings from lending institutions. Market and other conditions largely beyond our control may affect our ability to engage in future sales of such securities, the timing of any such sales, and the amount of proceeds therefrom. Even if we are able to sell any such securities in the future, we may not be able to sell at favorable prices or on favorable terms. In addition, this funding source may not be sufficient in the future, and we may need to obtain funding from outside sources. However, we may not be able to obtain funding from outside sources. In addition, even if we find outside funding sources, we may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional shares of common stock. If we experience difficulties raising capital in the future, our business could be materially adversely affected.

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

The markets for our products and services are highly competitive and often lack significant barriers to entry, enabling new businesses to enter these markets relatively easily. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our products and services. The market for supply chain management products and services is very competitive, and the intensity of the competition is expected to continue to increase. Any failure to maintain and enhance our competitive position would limit our ability to maintain and increase market share, which would result in serious harm to our business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. In addition, many of our current and potential competitors will continue to have greater financial, technical, operational and marketing resources. We may not be able to compete successfully against these competitors. Competitive pressures may also force prices for supply chain management products and services down and such price reductions may reduce our revenues.

Because we sell to supply chain management customers on a purchase order basis, we are subject to uncertainties and variability in demand by customers, which could decrease revenue and adversely affect our financial results.

We sell to our supply chain management customers on a purchase order basis rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, our sales are subject to demand variability by our supply chain management customers, which is difficult to predict and may fluctuate significantly. The level and timing of orders placed by these customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Customers submitting a purchase order may cancel, reduce or delay their orders. If we are unable to anticipate and respond to the demands of our supply chain management customers, we may lose customers because we have an inadequate supply of products, or we may have excess inventory, either of which may harm our business, financial position and operating results.

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

Our ability to obtain particular products or components in the required quantities and to fulfill customer orders on a timely basis is critical to our success. We have no guaranteed price or delivery agreements with our respective suppliers. We may occasionally experience a supply shortage of certain products as a result of strong demand or problems experienced by their suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. Accordingly, if we are not able to secure and maintain an adequate supply of products or components to fulfill our customer orders on a timely basis, our business, financial position and operating results may be adversely affected.

Our failure to meet client demands could result in lost revenues, increased expenses and negative publicity.

Our supply chain management customers face significant uncertainties in forecasting the demand for their products. Limitations on the size of facilities, number of personnel and availability of materials could make it difficult to meet customers’ unforecasted demand for additional production. Any failure to meet customers’ specifications, capacity requirements or expectations could result in lost revenue, lower client satisfaction, negative perceptions in the marketplace and potential claims for damages.

If we are not able to establish customer sites where requested, or if we fail to retain key customers at established sites, our customer relationships, revenue and expenses could be seriously harmed.

Our supply chain management customers have, at times, requested that we add capacity or open a facility in locations near their sites. If we elect not to add required capacity at sites near existing customers or establish sites near existing or potential customers, customers may decide to seek alternate service providers. In addition, if we lose a significant customer of a particular site or open or expand a site with the expectation of business that does not materialize, operations at that site could become unprofitable or significantly less efficient. Any of these events could have a material adverse effect on our business, expenses and revenues.

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

In the course of providing supply chain management services to our customers, we have possession of or access to certain intellectual property of such customers, including databases, software masters, certificates of authenticity and similar valuable intellectual property. In the event such intellectual property is damaged, misappropriated, stolen or lost, we could suffer:

•	claims under customer agreements or applicable law, or other liability for damages;

•	delayed or lost revenue due to adverse customer reaction;

•	negative publicity; and

•	litigation that could be costly and time consuming.

We depend on third-party software, systems and services.

Our business and operations rely on third parties to provide products and services, including IT products and services, and shipping and transportation services. There can be no assurance that we will not experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, systems and services. Any interruption in the availability or usage of the products and services provided by third parties could have a material adverse effect on our business or operations.

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

ITEM 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market values of its investments. The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit, approximate fair value because of the short-term nature of these instruments. The carrying value of long-term debt and capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our condensed consolidated balance sheet.

Interest Rate Risk

The Company has from time to time used derivative financial instruments to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The derivatives the Company uses are straightforward instruments with liquid markets. At July 31, 2005, the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rate (EURIBOR) on its outstanding borrowing arrangements, and the Company had no open derivative positions with respect to its borrowing arrangements. A hypothetical 100 basis point increase in our interest rates would result in an approximate 11%, or $0.2 million, increase in our interest expense for the fiscal year ended July 31, 2005.

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

International revenues from our foreign operating segments accounted for approximately 60% of total revenues during the fiscal year ended July 31, 2005. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

During the fiscal year ended July 31, 2005, the U.S. dollar weakened against the Euro and other foreign currencies. Using the foreign currency exchange rates from the beginning of our fiscal year, our Asia and Europe revenues for the fiscal year ended July 31, 2005 would have been lower than we reported using the actual exchange rates, by approximately $1.9 million and $8.2 million, respectively, and operating income would have been higher by approximately $0.6 million and $1.4 million, respectively.

We are also exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the fiscal year ended July 31, 2005, we recorded foreign currency translation gains of approximately $2.7 million. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the fiscal year ended July 31, 2005, we recorded foreign currency transaction losses of approximately $3.1 million which are recorded in other gains (losses), net in our consolidated statements of operations.

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

ITEM 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 47 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CMGI, Inc.:

We have audited the accompanying consolidated balance sheets of CMGI, Inc. and subsidiaries as of July 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMGI, Inc. and subsidiaries as of July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CMGI, Inc.’s internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 14, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts October 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CMGI, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CMGI, Inc. maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. CMGI, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that CMGI, Inc. maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, CMGI, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CMGI, Inc. and subsidiaries as of July 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2005, and our report dated October 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts October 14, 2005

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,
	2005	2004
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$192,450	$271,871
Available-for-sale securities	278	292
Accounts receivable, trade, net of allowance for doubtful accounts of $2,107 and $573 at July 31, 2005 and 2004, respectively	165,492	54,296
Inventories	78,689	34,460
Prepaid expenses and other current assets	12,083	10,624
Current assets of discontinued operations	83	83

Total current assets	449,075	371,626

Property and equipment, net	42,863	7,246
Investments in affiliates	22,528	18,635
Goodwill	179,950	22,122
Other intangible assets	21,364	—
Other assets	5,890	3,383
Non-current assets of discontinued operations	14	14

	$721,684	$423,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,670	$178
Current installments of obligations under capital leases	304	—
Revolving line of credit	24,785	15,785
Accounts payable	135,677	37,055
Current portion of accrued restructuring	11,251	8,872
Accrued income taxes	2,778	24,352
Accrued expenses	44,175	21,558
Other current liabilities	3,797	2,565
Current liabilities of discontinued operations	—	155

Total current liabilities	224,437	110,520

Long-term debt, less current installments	98	1,544
Long-term portion of accrued restructuring	7,912	6,269
Obligations under capital leases, less current installments	823	—
Other long-term liabilities	16,998	10,857
Non-current liabilities of discontinued operations	98	98
Minority interest	103	423
Commitments and contingencies		—
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding as of July 31, 2005 and July 31, 2004	—	—
Common stock, $0.01 par value per share. Authorized 1,405,000,000 shares; issued and outstanding 484,576,758 shares at July 31, 2005 and 401,572,283 shares at July 31, 2004	4,846	4,016
Additional paid-in capital	7,453,851	7,300,010
Deferred compensation	(6,213)	(591)
Accumulated deficit	(6,983,260)	(7,009,785)
Accumulated other comprehensive income (loss)	1,991	(335)

Total stockholders’ equity	471,215	293,315

	$721,684	$423,026

See accompanying notes to consolidated financial statements.

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended July 31,
	2005	2004	2003
Net revenue	$1,069,760	$397,422	$436,987
Operating expenses:
Cost of revenue	947,556	372,293	403,883
Selling	21,656	5,323	6,792
General and administrative	78,699	37,532	62,668
Amortization of intangible assets and stock-based compensation	10,926	333	218
Impairment of long-lived assets	—	—	456
Restructuring, net	5,258	5,604	55,348

Total operating expenses	1,064,095	421,085	529,365

Operating income (loss)	5,665	(23,663)	(92,378)

Other income (expense):
Interest income	3,766	3,569	3,396
Interest (expense) recovery, net	(2,009)	(1,732)	321
Other gains (losses), net	2,614	44,982	(14,255)
Equity in losses of affiliates, net	(1,396)	(2,340)	(28,836)
Minority interest	(1)	(2,075)	319

	2,974	42,404	(39,055)

Income (loss) from continuing operations before income taxes	8,639	18,741	(131,433)
Income tax expense (benefit)	(19,933)	(69,532)	3,249

Income (loss) from continuing operations	28,572	88,273	(134,682)
Discontinued operations, net of income taxes:
Loss from discontinued operations	(2,047)	(1,298)	(81,626)

Net income (loss)	$26,525	$86,975	$(216,308)

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.06	$0.22	$(0.34)
Loss from discontinued operations	(0.00)	(0.00)	(0.21)

Earnings (loss) available to common stockholders	$0.06	$0.22	$(0.55)

Shares used in computing basic earnings (loss) per share	475,294	399,153	393,455

Shares used in computing diluted earnings (loss) per share	483,570	404,246	393,455

See accompanying notes to consolidated financial statements.

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Deferred compensation	Accumulated deficit	Total stockholders’ equity
Balance at July 31, 2002 (392,679,011 shares)	$3,926	$7,293,505	$(283)	$—	$(6,880,452)	$416,696

Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(216,308)	(216,308)
Other comprehensive income:
Net unrealized holding gain arising during period	—	—	50,229	—	—	50,229
Less: Reclassification adjustment for net realized gain included in net loss	—	—	(7,444)	—	—	(7,444)
Foreign currency translation adjustment arising during the period	—	—	1,084	—	—	1,084

Total comprehensive loss	—	—	—	—	—	(172,439)

Issuance of common stock pursuant to employee stock purchase plans and stock options (2,163,353 shares)	22	1,169	—	—	—	1,191
Issuance of common stock for lease buyout (750,000 shares)	8	1,335	—	—	—	1,343
Stock based compensation expense	—	221	—	—	—	221

Balance at July 31, 2003 (395,591,493 shares)	$3,956	$7,296,230	$43,586	$—	$(7,096,760)	$247,012

Comprehensive loss, net of taxes:
Net income	—	—	—	—	86,975	86,975
Other comprehensive income:
Net unrealized holding gain arising during period	—	—	960	—	—	960
Less: Reclassification adjustment for net realized gain included in net loss	—	—	(44,543)	—	—	(44,543)
Foreign currency translation adjustment arising during the period	—	—	(338)	—	—	(338)

Total comprehensive income	—	—	—	—	—	43,054

Issuance of common stock pursuant to employee stock purchase plans and stock options (5,038,924 shares)	50	1,252	—	—	—	1,302
Restricted Stock Grants (535,000 shares)	5	845	—	(850)	—	—
Amortization of deferred compensation	—	—	—	259	—	259
Stock option tax benefit	—	773	—	—	—	773
Issuance of common stock for settlement of contractual obligations (416,133 shares)	4	838	—	—	—	842
Stock based compensation expense	1	72	—	—	—	73

Balance at July 31, 2004 (401,572,283 shares)	$4,016	$7,300,010	$(335)	$(591)	$(7,009,785)	$293,315

Comprehensive loss, net of taxes:
Net income	—	—	—	—	26,525	26,525
Other comprehensive income:
Net unrealized holding gain (loss) arising during period	—	—	(14)	—	—	(14)
Foreign currency translation adjustment arising during the period	—	—	2,678	—	—	2,678
Minimum pension liability adjustment	—	—	(338)	—	—	(338)

Total comprehensive income	—	—	—	—	—	28,851

Issuance of common stock pursuant to employee stock purchase plans and stock options (9,490,832 shares)	95	5,961	—	—	—	6,056
Issuance of common stock for acquisition (68,555,678 shares)	685	122,166	—	—	—	122,851
Assumed or substituted options for acquisition (12,567,769 shares)	—	15,215	—	—	—	15,215
Restricted Stock Grants, net forfeitures (4,957,990 shares)	50	11,272	—	(11,322)	—	—
Amortization of deferred compensation	—	—	—	5,700	—	5,700
Reversal of Stock option tax benefit	—	(773)	—	—	—	(773)

Balance at July 31, 2005 (484,576,758 shares)	$4,846	$7,453,851	$1,991	$(6,213)	$(6,983,260)	$471,215

See accompanying notes to consolidated financial statements.

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended July 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$26,525	$86,975	$(216,308)
Loss from discontinued operations	(2,047)	(1,298)	(81,626)

Income (loss) from continuing operations	28,572	88,273	(134,682)
Adjustments to reconcile net income (loss) to cash used for continuing operations:
Depreciation, amortization and impairment charges	21,077	7,104	11,257
Realization of cumulative translation adjustment	—	—	5,026
Non-cash restructuring charges	158	504	14,419
Non-operating (gains) losses, net	(5,360)	(44,982)	4,774
Equity in losses of affiliates, net	1,396	2,340	28,836
Minority interest	—	(42)	(319)
Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
Trade accounts receivable	(18,569)	913	(16,810)
Inventories	(21,812)	(3,985)	1,632
Prepaid expenses and other current assets	2,632	6,991	(13,465)
Accounts payable, accrued restructuring and accrued expenses	(800)	(7,893)	(14,630)
Accrued income taxes, net	(21,921)	(70,528)	3,249
Other assets and liabilities	1,561	2,591	44,094

Net cash used for operating activities of continuing operations	(13,066)	(18,714)	(66,619)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(13,836)	(6,205)	(3,973)
Proceeds from the sale of available-for-sale securities	—	79,817	27,104
Maturities of available-for-sale securities	—	—	10,000
Purchases of available-for-sale securities	—	—	(9,958)
Proceeds from the sale of investment in Signatures SNI, Inc.	—	—	8,000
Cash impact of acquisitions and divestitures of subsidiaries, net	(68,073)	12,155	66,620
Net investments in affiliates	(4,806)	(2,097)	(4,488)
Proceeds from affiliate distributions	7,532	444	3,760

Net cash provided by (used for) investing activities of continuing operations	(79,183)	84,114	97,065

Cash flows from financing activities of continuing operations:
Repayments of long-term debt	(649)	(1,536)	(965)
Repayments on capital lease obligations	(280)	—	—
Repayments of revolving line of credit	—	(2,000)	—
Proceeds from revolving line of credit	9,000	13,000	—
Proceeds from issuance of common stock	6,056	1,301	1,191

Net cash provided by financing activities of continuing operations	14,127	10,765	226

Net cash used for discontinued operations	(2,202)	(1,210)	(29,855)
Effect of exchange rate changes on cash and cash equivalents	903	—	—
Net increase (decrease) in cash and cash equivalents	(79,421)	74,955	817
Cash and cash equivalents at beginning of year	271,871	196,916	196,099

Cash and cash equivalents at end of year	$192,450	$271,871	$196,916

See accompanying notes to consolidated financial statements.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”), through its ModusLink subsidiary, provides industry-leading global supply chain management services and marketing distribution solutions that help businesses market, sell and distribute their products and services. In addition, CMGI’s venture capital affiliate, @Ventures, invests in a variety of technology ventures. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in Delaware in 1986. CMGI’s address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

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

Historically, CMGI’s supply chain management business was operated by SalesLink LLC (formerly SalesLink Corporation) and its subsidiary, SL Supply Chain Services International Corp. SalesLink LLC, which was contributed by CMGI to ModusLink on August 2, 2004, is a wholly owned subsidiary of ModusLink. As used herein, references to SalesLink for periods prior to August 2, 2004 refer to SalesLink Corporation and SL Supply Chain Services International Corp., which was contributed by CMGI to SalesLink on July 31, 2003. References to SalesLink for periods including and after August 2, 2004 refer to the marketing distribution services business. All references to ModusLink include both the supply chain management and marketing distribution services businesses.

On August 2, 2004, CMGI completed its acquisition of Modus Media, Inc., a privately held provider of supply chain management solutions (“Modus”), which conducted business through its wholly owned subsidiary, Modus Media International, Inc. CMGI acquired Modus in order to expand the geographic presence of its supply chain management offerings, diversify its client base, broaden its product and service offerings and bolster its management team. Modus Media International, Inc. has been renamed ModusLink Corporation, and the Company’s supply chain management businesses previously operated by Modus and SalesLink are now operated under the ModusLink name. SalesLink’s marketing distribution services business is now managed by ModusLink and continues to operate under the name SalesLink. Through the formation of ModusLink, CMGI has created a supply chain management market leader with fiscal 2005 revenue of $1.1 billion, 42 locations in 14 countries (including six locations in Japan operated by an entity in which the Company has a 40% interest), including a significant China presence, and a widely diversified client base that includes leaders in technology, software and consumer electronics. As a result of the Modus acquisition, the Company modified its organizational structure to closely resemble the operating model historically used by Modus. This operating structure is aligned along the Americas, Asia and Europe regions. Each of these regions has designated management teams with direct responsibility over the operations of the respective regions. As a result, the Company now reports three operating segments, Americas, Asia and Europe.

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, product is shipped or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company also applies the provisions of the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross vs. net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

The Company also follows the Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003. For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition policy to comply with the provisions of EITF 00-21.

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

For entities that do not operate in “highly inflationary” markets, assets and liabilities of international subsidiaries, whose functional currency is the local currency, are translated at the rates in effect at the balance sheet date. Statement of operations amounts are remeasured using an average of exchange rates in effect during the year. Resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in other gains and (losses), net. Net foreign currency transaction gains (losses) were $(3.1) million, $(0.4) million, and $(0.4) million for the years ended July 31, 2005, 2004 and 2003, respectively.

Cash Equivalents and Statement of Cash Flows Supplemental Information

Highly liquid investments with original maturities of three months or less at the time of acquisition are considered cash equivalents.

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	Years Ended July 31,
	2005	2004	2003
	(in thousands)
Cash paid for interest	$1,496	$660	$1,507
Cash paid for income taxes	$1,935	$831	$332
Common stock issued in settlement of contractual obligation	$—	$593	$—

Significant non-cash investing activities during fiscal 2005 included the issuance of approximately 68.6 million shares of CMGI common stock and assumed or substituted options to purchase approximately 12.6 million shares of CMGI common stock in connection with the acquisition of Modus. The Company also issued approximately 2.5 million shares of nonvested CMGI common stock (valued at approximately $3.6 million) to certain executives and employees of Modus in connection with the acquisition, which shares vested in August 2005. In addition, approximately 2.9 million nonvested shares of the Company’s common stock, valued at approximately $6.8 million, were issued to certain executives and employees of the Company.

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company maintains interests in several privately held companies primarily through its various venture capital affiliates. These venture affiliates (“CMGI @Ventures”) invest in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. At July 31, 2005, the Company had approximately $22.5 million of investments in privately held companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in income (losses) of affiliates, net” in the Company’s Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes, and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies accounted for under the equity method of accounting of $0.4 million, $1.6 million, and $27.1 million for the fiscal years ended 2005, 2004, and 2003, respectively. These impairment losses are reflected in “Equity in Income (losses) of Affiliates, net” in the Company’s Consolidated Statements of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operation in the future. We may incur additional impairment charges

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to our equity investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $22.5 million of investments in affiliates at July 31, 2005 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $2.3 to $4.5 million.

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

Inventories at July 31 consisted of the following:

	2005	2004
	(in thousands)
Raw materials	$48,314	$23,047
Work-in-process	1,172	39
Finished goods	29,203	11,374

	$78,689	$34,460

Long-Lived Assets, Goodwill and Other Intangible Assets

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

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating performance. Management predominantly uses third party valuation reports to assist in its determination of the fair value of reporting units subject to impairment testing. These valuation reports, used to determine the fair value of reporting units for purposes of impairment testing, rely heavily on projections of future operating performance. The preparation of these projections takes into consideration both past performance and management’s expectations for future performance based on its experience. Further, in accordance with the provisions of SFAS No. 142, the Company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. As of July 31, 2004, based on the provisions of SFAS No. 142, the Company had two reporting units for purposes of goodwill impairment testing. Upon completion of its acquisition of Modus Media on August 2, 2004, the Company concluded that it has three reporting units (Americas, Asia and Europe) for purposes of goodwill impairment testing. Additionally, the Company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. The Company performed its annual impairment test during the fourth quarter of fiscal 2005 and concluded goodwill was not impaired. At July 31, 2005, the Company’s carrying value of goodwill and other intangible assets totaled $180.0 million and $21.4 million, respectively. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Future operating results and cash flows from operations are dependent on several factors including the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. If our assumptions regarding our ability to maintain our competitive position in the marketplace or our assumptions of the future demand for our customers’ products and services used in preparing our valuations of the Company’s reporting units differ materially from actual future results, the Company may record impairment charges in the future.

Restructuring Expenses

For restructuring plans implemented prior to December 31, 2002, the Company assessed the need to record restructuring charges in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The Company also applies EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and Staff Accounting Bulletin (SAB) No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. The Company records liabilities that primarily include the estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations, bandwidth agreements and other service contracts. These estimates are based on the remaining amounts due under various contractual agreements, adjusted for any anticipated contract cancellation penalty fees or any anticipated or unanticipated event or changes in circumstances that would reduce these obligations. In the past, certain of our restructuring estimates relating to contractual obligations have been settled for amounts less than our initial estimates. As of July 31, 2005, the Company’s accrued restructuring balance totaled $19.2 million, of which remaining contractual obligations represented $17.8 million. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such estimates management often uses third party real estate experts to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10% – 20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by $1.9 to $3.8 million.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term. The estimated useful lives are as follows:

Buildings	32 years
Machinery & equipment	3 to 5 years
Furniture & fixtures	5 to 7 years
Automobiles	5 years
Leasehold improvements	5 to 7 years
Purchased computer software	3 to 5 years

Maintenance and repairs are charged to operating expenses as incurred. Major renewals and betterments are added to property and equipment accounts at cost.

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2005 and 2004, respectively, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. As a result of the Modus acquisition, the Company expects its future operating results to improve substantially. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. The

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s net operating loss carryforwards for federal and state purposes total $2.0 billion and $2.1 billion, respectively, at July 31, 2005. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $40.0 million.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

Earnings (Loss) Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Approximately 8.3 million weighted average common stock equivalents were included in the denominator in the calculation of dilutive earnings per share for the year ended July 31, 2005. Approximately 4.1 million common stock equivalent shares and approximately 0.4 million nonvested shares were excluded from the denominator in the diluted earnings per share calculation as their inclusion would have been antidilutive. Approximately 5.1 million weighted average common stock equivalents were included in the denominator in the calculation of dilutive earnings per share for the year ended July 31, 2004. Approximately 6.3 million and 6.6 million outstanding options were excluded from the denominator in the diluted earnings per share calculation for the year ended July 31, 2004 and 2003, respectively, as their inclusion would be antidilutive.

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123 sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards in fiscal 2005, 2004 and 2003 under the Company’s stock-based compensation plans been determined based on the fair value method set forth under SFAS No. 123, the pro forma effect on the Company’s net income (loss) and earnings (loss) per share would have been as follows:

	Years Ended July 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income (loss)	$26,525	$86,975	$(216,308)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(23,581)	(91,916)	(245,386)
Add: Total stock-based employee compensation expense included in reported net income (loss)	5,700	333	218

Pro-forma net income (loss)	$8,644	$(4,608)	$(461,476)

Earnings (loss) per share:
Basic—as reported	$0.06	$0.22	$(0.55)

Basic—pro-forma	$0.02	$(0.01)	$(1.17)

Diluted—as reported	$0.06	$0.22	$(0.55)

Diluted—pro-forma	$0.02	$(0.01)	$(1.17)

The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Years Ended July 31,
	2005	2004	2003
Volatility	71.2%	100.1%	134.6%
Risk-free interest rate	3.5%	2.8%	2.6%
Expected life of options (in years)	4.2	4.7	4.3
Weighted average fair value	$0.96	$1.19	$0.63

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

Diversification of Risk

Sales to one customer, Hewlett-Packard, accounted for approximately 36%, 71% and 74% of consolidated net revenue and 36%, 71% and 75% of eBusiness and Fulfillment segment net revenue for fiscal years 2005, 2004 and 2003, respectively. During fiscal year 2005, five customers, including Hewlett-Packard, accounted for approximately 55% of the Company’s net revenues. Accounts receivable from this customer amounted to approximately 28% and 69% of total trade accounts receivable at July 31, 2005 and 2004, respectively.

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

Derivative Instruments and Hedging Activities

The Company enters into forward currency exchange contracts to manage exposures to certain foreign currencies. The fair value of the Company’s foreign currency exchange contracts is estimated based on the foreign exchange rates as of July 31, 2005. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. At July 31, 2005, the notional value of the Company’s foreign currency exchange contracts was to buy 2.5 million Euro and 185.6 million Hungarian Forints and to sell 5.2 million British Pounds.

The Company believes that its forward currency exchange contracts economically function as effective hedges of the underlying exposures, however the foreign currency contracts do not meet the specific criteria for hedge accounting defined in SFAS No. 133, thus requiring the Company to record all changes in the fair value of these contracts in earnings in the period of the change. During the period ended July 31, 2005, the Company recorded an unrealized loss of $0.1 million, as a result of fair value changes on its outstanding forward currency exchange contracts. This unrealized loss has been included in Other gains (losses), net in the Company’s consolidated statement of operations.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 will be effective for our 2006 fiscal year. We believe the adoption of this Statement will not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for annual reporting periods beginning after June 15, 2005. During its first quarter of fiscal 2006, the Company will adopt SFAS 123(R) effective August 1, 2005. We continue to evaluate the impact of SFAS 123(R) on our operating results and financial position. The pro forma information in Note 2 presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As a result of the provisions of SFAS 123(R) and SAB 107, we currently expect to record compensation charges related to stock options of approximately $5.5 million in fiscal 2006. However, our

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. As such, our actual stock option expense may differ materially from this estimate.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(R) and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123(R).

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The “Other” category includes certain corporate infrastructure expenses, which are not identifiable or allocable to the operations of the Company’s operating business segments. The Other category represents corporate expenses consisting primarily of directors and officers insurance costs, costs associated with maintaining certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance, as well as certain administrative costs related to the Company’s venture capital affiliates. The Other category’s balance sheet information includes certain cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating segments.

One client, Hewlett-Packard, accounted for approximately 36%, 71% and 74% of the Company’s consolidated net revenue for fiscal years 2005, 2004 and 2003, respectively.

International revenues accounted for approximately 60%, 47% and 35% of total revenues for fiscal years 2005, 2004 and 2003, respectively. The growth in our international operations, which is due, primarily, to our Modus acquisition, has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international segments are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, Singapore Dollars, British Pounds, Chinese Yuan Renminbi and Taiwan Dollars. The income statements of our international operations whose functional currencies are the local currencies are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our Asia and Europe segments. Similarly, our revenues, operating expenses and net income will decrease for our Asia and Europe segments when the U.S. dollar strengthens against foreign currencies.

During fiscal year 2005, the U.S. dollar weakened against the Euro and other foreign currencies. Using the foreign currency exchange rates from the beginning of our fiscal year, our Asia and Europe revenues for the fiscal year ended July 31, 2005 would have been lower than we reported using the actual exchange rates, by approximately $1.9 million and $8.2 million, respectively and our operating income would have been higher by approximately $0.6 million and $1.4 million, respectively.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information of the Company’s continuing operations by segment is as follows:

	Years Ended July 31,
	2005	2004	2003
	(in thousands)
Net revenue:
eBusiness and Fulfillment
Americas	$449,400	$210,730	$281,234
Asia	212,595	33,053	45,150
Europe	407,681	153,025	109,495

Total eBusiness and Fulfillment	1,069,676	396,808	435,879
Enterprise Software and Services	—	—	227
Managed Application Services	84	614	881

	$1,069,760	$397,422	$436,987

Operating income (loss):
eBusiness and Fulfillment
Americas	$(1,879)	$(4,149)	$(22,830)
Asia	23,276	(1,295)	(365)
Europe	1,595	2,837	3,174

Total eBusiness and Fulfillment	22,992	(2,607)	(20,021)
Enterprise Software and Services	—	23	(846)
Managed Application Services	(348)	594	(653)
Portals	338	(1,807)	(17)
Other	(17,317)	(19,866)	(70,841)

	$5,665	$(23,663)	$(92,378)

Non-GAAP operating income (loss):
eBusiness and Fulfillment
Americas	$9,850	$4,245	$4,119
Asia	30,418	(1,191)	(181)
Europe	7,523	3,011	3,414

Total eBusiness and Fulfillment	47,791	6,065	7,352
Enterprise Software and Services	—	—	(861)
Managed Application Services	84	609	1,212
Portals	—	(27)	1,011
Other	(15,875)	(17,602)	(34,487)

	$32,000	$(10,955)	$(25,773)

Non-GAAP Operating income (loss)	$32,000	$(10,955)	$(25,773)
Adjustments:
Depreciation	(10,151)	(6,771)	(10,583)
Amortization of intangible assets and stock-based compensation	(10,926)	(333)	(218)
Long-lived asset impairments	—	—	(456)
Restructuring, net	(5,258)	(5,604)	(55,348)

GAAP Operating income (loss)	$5,665	$(23,663)	$(92,378)
Other income (expense)	2,974	42,404	(39,055)
Income tax (benefit) expense	(19,933)	(69,532)	3,249
Loss from discontinued operations	(2,047)	(1,298)	(81,626)

Net income (loss)	$26,525	$86,975	$(216,308)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	July 31,
	2005	2004
	(in thousands)
Total assets of continuing operations:
eBusiness and Fulfillment
Americas	$244,273	$109,065
Asia	188,738	13,446
Europe	160,699	39,015

Total eBusiness and Fulfillment	593,710	161,526

Managed Application Services	1,080	1,053
Portals	409	414
Other	126,388	259,936

	$721,587	$422,929

As of July 31, 2005 approximately 48%, 36% and 16% of the Company’s long-lived assets were located in the United States, Asia and Europe, respectively. As of July 31, 2004 and 2003, respectively, approximately 99% of the Company’s long-lived assets were located in the United States.

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

For the year ended July 31, 2005, the Company recorded a loss from discontinued operations of approximately $2.0 million attributable to the settlement of litigation brought against the Company by the Official Committee of Unsecured Creditors of Engage, Inc. (See Note 11).

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for the discontinued operations of Engage, NaviSite, Yesmail, Tallán, uBid, AltaVista and ProvisionSoft are as follows:

	Years Ended July 31,
	2005	2004	2003
	(in thousands)
Results of operations:
Net revenues	$—	$—	$168,736
Total expenses	(2,047)	(1,298)	(374,893)

Net loss	(2,047)	(1,298)	(206,157)

Recognition of minority interest upon cessation of operations—ProvisionSoft	—	—	35,666
Gain on sale of NaviSite	—	—	2,291
Loss on sale of Engage	—	—	(16,467)
Gain on asset sale by AltaVista	—	—	99,405
Gain on sale of Yesmail	—	—	1,632
Gain on sale of Tallán	—	—	1,896
Gain on asset sale by uBid	—	—	108

Net loss from discontinued operations	$(2,047)	$(1,298)	$(81,626)

	July 31,
	2005	2004
	(in thousands)
Financial position:
Current assets	$83	$83
Other assets	14	14
Non-current liabilities	(98)	(253)

Net liabilities of discontinued operations	$(1)	$(156)

(5)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	July 31,
	2005	2004
	(in thousands)
Buildings	$17,868	$—
Machinery and equipment	18,502	7,513
Leasehold improvements	8,427	2,025
Software	18,659	15,313
Other	10,971	4,627

	74,427	29,478
Less: Accumulated depreciation and amortization	(31,564)	(22,232)

Net property and equipment	$42,863	$7,246

The Company recorded depreciation expense of $10.1 million and $6.8 million during fiscal 2005 and 2004, respectively. Depreciation expense within the Americas, Europe and Asia regions was approximately $4.0 million, $3.1 million and $3.1 million, respectively, for fiscal 2005 and approximately $5.4 million, $0.2 million and $0.1 million, respectively, for fiscal 2004.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)	BUSINESS COMBINATIONS

On August 2, 2004, the Company completed its acquisition of Modus. Under the terms of the Merger Agreement, the Company issued approximately 68.6 million shares of CMGI common stock and assumed or substituted options to purchase approximately 12.6 million shares of CMGI common stock in exchange for all outstanding equity of Modus. In addition, the Company paid $100.7 million to retire Modus’ indebtedness and $2.5 million for certain deal related costs. These cash payments were partially offset by Modus’ cash acquired of $37.0 million, for a net cash payment of $66.2 million. The acquisition expanded the geographic presence of the Company’s supply chain management offerings, diversified its customer base, broadened its product and service offerings and bolstered its management team. These factors contributed to a purchase price in excess of the fair value of Modus’ net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

August 2, 2004
(in thousands)
Cash and cash equivalents	$37,045
Other current assets	121,650
Property, plant, and equipment	31,323
Other non-current assets	5,316
Identifiable intangible assets	26,590
Goodwill	157,828

Total assets acquired	379,752

Current liabilities	131,690
Other non-current liabilities	5,719
Long-term debt	100,718

Total liabilities assumed	238,127

Net assets acquired	$141,625

Deferred compensation component of purchase price	$1,765

Of the $26.6 million of acquired identifiable intangible assets, $20.5 million was assigned to customer relationships (estimated useful life of 7 years), $3.5 million was assigned to developed technology (estimated

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amortization of intangible assets and stock-based compensation for the years ended July 31, 2005, 2004 and 2003, respectively, consisted of the following:

	Years Ended July 31,
	2005	2004	2003
	(in thousands)
Amortization of intangible assets	$5,226	$—	$—
Amortization of stock-based compensation	5,700	333	218

Total	$10,926	$333	$218

The amortization of intangible assets for the fiscal year ended July 31, 2005 would have been primarily allocated to selling expenses had the Company recorded the expenses within the functional operating expense categories. The amortization of stock-based compensation for the year ended July 31, 2005 would have been allocated $1.3 million to cost of goods sold, $1.1 million to selling expenses and $3.3 million to general and administrative expenses had the Company recorded the expenses within the functional operating expense categories. The amortization of stock-based compensation for the years ended July 31, 2004 and 2003 would have been primarily allocated to general and administrative expenses.

The carrying amount of goodwill as of July 31, 2005 is as follows:

	Americas	Europe	Asia	Total
	(in thousands)
Balance as of July 31, 2004	$22,122	$—	$—	$22,122
Goodwill from acquisition of Modus	58,342	26,960	72,526	157,828

Balance as of July 31, 2005	$80,464	$26,960	$72,526	$179,950

The following unaudited pro forma financial information presents the consolidated operations of the Company as if the August 2, 2004 acquisition of Modus had occurred as of the beginning of fiscal year 2004. The pro forma financial results of operations, for the fiscal year ended July 31, 2004, included approximately $7.9 million of restructuring charges related primarily to severance and facility costs in connection with the exit of a site in Europe, as well as, a $0.4 million non-recurring charge within general and administrative expenses for Modus incurred deal costs associated with a potential transaction that was not consummated. The following unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisition been consummated on the date assumed and do not project the Company’s results of operations for any future period:

Year ended July 31, 2004
(in thousands, except per share data)
Net revenue	$957,067
Income from continuing operations	$91,418
Net income	$90,120
Net earnings per share (basic)	$0.19
Net earnings per share (diluted)	$0.18

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill and intangible assets for the fiscal years ended July 31, 2005 and 2004 are as follows:

	Goodwill	Customer Relationships	Developed Technology	Trade Names	Non-compete Agreements	Total
	(in thousands)
Balance as of July 31, 2004	$22,122	$—	$—	$—	$—	$22,122
Goodwill and other intangible assets from the acquisition of Modus	157,828	20,500	3,500	2,190	400	184,418

Gross carrying amount	179,950	20,500	3,500	2,190	400	206,540
Amortization expense	—	(2,924)	(1,168)	(734)	(400)	(5,226)

Balance as of July 31, 2005	$179,950	$17,576	$2,332	$1,456	$—	$201,314

The estimated aggregate amortization expense for purchased intangible assets as of July 31, 2005, is as follows:

Fiscal Year	Amount
(in thousands)
2006	$4,825
2007	$4,825
2008	$2,929
2009	$2,929
2010	$2,929

(7)	RESTRUCTURING

The following tables summarize the activity in the restructuring accrual for fiscal 2005, 2004 and 2003:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2002	$420	$21,973	$—	$22,393

Restructuring charges	3,810	33,946	19,445	57,201
Restructuring adjustments	—	(1,853)	—	(1,853)
Cash charges	(2,902)	(35,174)	—	(38,076)
Non-cash charges	207	(281)	(19,445)	(19,519)

Accrued restructuring balance at July 31, 2003	$1,535	$18,611	$—	$20,146

Restructuring charges	447	1,387	504	2,338
Restructuring adjustments	—	3,266	—	3,266
Cash charges	(1,686)	(8,175)	—	(9,861)
Non-cash charges	—	(244)	(504)	(748)

Accrued restructuring balance at July 31, 2004	$296	$14,845	$—	$15,141

Restructuring liability assumed in conjunction with the Modus acquisition	954	1,927	—	2,881
Restructuring accrual—Modus acquisition	4,433	9,131	—	13,564
Restructuring charges	2,495	3,261	158	5,914
Restructuring adjustments	(16)	(92)	(548)	(656)
Cash charges	(6,753)	(11,318)	548	(17,523)
Non-cash charges	—	—	(158)	(158)

Accrued restructuring balance at July 31, 2005	$1,409	$17,754	$—	$19,163

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is expected that the payments of employee-related expenses will be substantially completed by July 31, 2006. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company, and excess plant capacity relating to the Company’s Modus acquisition on August 2, 2004. The Company anticipates that all contractual obligations will be paid or settled by May 2012.

The net restructuring charges for the fiscal years ended July 31, 2005, 2004 and 2003 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Years Ended July 31,
	2005	2004	2003
	(in thousands)
Cost of revenue	$3,315	$2,981	$20,279
Selling	182	—	264
General and administrative	1,761	2,623	34,805

	$5,258	$5,604	$55,348

The Company’s restructuring initiatives during fiscal 2005, 2004 and 2003 involved strategic decisions to exit certain businesses and to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contract terminations, severance charges and facility and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries to increase operational efficiencies, improve margins, and further reduce expenses. Severance charges included employee termination costs as a result of workforce reductions. The contract terminations primarily consisted of costs to exit facility and equipment leases, including leasehold improvements, and to terminate bandwidth and other vendor contracts. The Company also recorded charges related to operating leases with no future economic benefit to the Company as a result of the abandonment of unutilized facilities.

During the fiscal year ended July 31, 2005, the Company recorded net restructuring charges of approximately $5.3 million. These charges consist of approximately $2.5 million related to a workforce reduction of 135 employees, approximately $3.3 million relating to unutilized facilities for which the Company expects to realize no future economic benefit and approximately $0.1 million relating to the impairment of certain assets no longer in service. In addition, the Company recorded adjustments of approximately $0.1 million to previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the estimated length of time required to sublease each vacant space and the expected rent recovery rates. The Company also recorded an adjustment of approximately $0.5 million as the result of a gain on the sale of previously impaired assets.

In conjunction with the acquisition of Modus, the Company assumed approximately $2.9 million of Modus restructuring liabilities. In addition, during the fiscal year ended July 31, 2005, the Company accrued approximately $13.6 million of restructuring charges in connection with the Company’s Modus acquisition. These assumed and accrued charges totaled $6.4 million, $9.6 million and $0.5 million in the Americas, Europe and Asia regions, respectively, and primarily relate to the elimination of excess plant capacity and redundant infrastructure in those regions.

As of July 31, 2005, certain integration activities related to the Company’s acquisition of Modus had not yet been completed. Accordingly, in future periods, the Company expects to incur additional costs related to integrating its acquisition of Modus. These costs may include employee termination charges, costs to exit facility

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and equipment-related obligations, and costs associated with the elimination of redundant overhead and infrastructure between the Company and Modus. Such costs, if incurred, will be reflected as either restructuring charges or as adjustments to goodwill, in accordance with the applicable accounting guidance.

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)	CMGI@VENTURES INVESTMENTS

The Company’s first Internet venture fund, CMG@Ventures I was formed in April 1995. The Company owns 100% of the capital and is entitled to approximately 77.5% of the cumulative net profits of CMG@Ventures I. The Company completed its $35.0 million commitment to this fund during fiscal year 1997. The Company’s second Internet venture fund, CMG@Ventures II, was formed during fiscal year 1997. The Company owns 100% of the capital and is entitled to approximately 80% of cumulative net profits of CMG@Ventures II. The remaining interest in these investments are attributed to profit members, including David Wetherell, the Company’s Chairman and former Chief Executive Officer. The Company is responsible for all operating expenses of CMG@Ventures I. CMG@Ventures I and II did not invest in any companies during fiscal years 2005, 2004 and 2003.

In fiscal year 1999, CMGI formed the @Ventures III venture capital fund (@Ventures III Fund). The @Ventures III Fund secured capital commitments from outside investors and CMGI to be invested in emerging Internet service and technology companies. The @Ventures III Fund consists of four entities, which co-invest in each investment made by the @Ventures III Fund. Approximately 78% of each investment made by the @Ventures III Fund is made by two entities: @Ventures III, L.P. and @Ventures Foreign Fund III, L.P. CMGI does not have a direct ownership interest in either of these entities, but CMGI is entitled to approximately 0.1% of the capital of each entity as a result of its ownership of an approximately 10% interest in the general partner of each of such entities, @Ventures Partners, III, LLC (@Ventures Partners III). The Company has committed to contribute up to $56.0 million to its limited liability company subsidiary, CMG@Ventures III, equal to 19.9% of total amounts committed to the @Ventures III Fund, of which approximately $53.8 million has been funded as of July 31, 2005. CMGI owns 100% of the capital and is entitled to approximately 80% of the cumulative net capital gains realized by CMG@Ventures III. @Ventures Partners III is entitled to the remaining 20% of the net capital gains realized by CMG@Ventures III. The remaining 2% invested in each @Ventures III Fund investment is provided by a fourth entity, @Ventures Investors, LLC, in which CMGI has no interest. The Company’s Chairman and former Chief Executive Officer has an individual ownership interest in @Ventures Investors and, as a member of @Ventures Partners III, is entitled to a portion of net gains distributed to @Ventures Partners III. CMG@Ventures III did not invest in any companies during fiscal years 2005, 2004 and 2003.

During fiscal year 2000, CMGI formed an expansion fund to the @Ventures III Fund to provide follow-on financing to existing @Venture III Fund investee companies pursuant to which CMGI’s total commitment increased by $38.2 million through its limited liability company subsidiary CMG@Ventures Expansion, LLC. In fiscal year 2002 this amount was reduced to $20.1 million, of which $16.7 million has been funded as of July 31, 2005. The @Ventures Expansion Fund has a structure that is substantially identical to the @Ventures III Fund, and CMGI’s interests in this fund are comparable to its interests in the @Ventures III Fund. CMG@Ventures Expansion invested a total of approximately $0.7 million in three companies during fiscal year 2003, and did not invest in any companies during fiscal years 2005 and 2004.

Also during fiscal year 2000, CMGI announced the formation of three new venture capital funds: CMGI@Ventures IV, LLC, CMGI @Ventures B2B, LLC (the B2B Fund) and CMGI @Ventures Technology Fund, LLC (the Tech Fund). CMGI owns 100% of the capital and is entitled to a percentage (ranging from approximately 80% to approximately 92.5%) of the net capital gains realized by CMGI@Ventures IV, the B2B Fund and the Tech Fund. During fiscal year 2001, the B2B Fund and Tech Fund were merged with and into CMGI@Ventures IV, creating a single evergreen fund. During fiscal year 2003, CMGI@Ventures IV invested $3.8 million in two companies. During fiscal year 2004, CMGI @Ventures IV invested $2.1 million in two companies and received distributions of approximately $0.4 million. During fiscal year 2005, CMGI@Ventures IV invested $0.7 million in one company and received distributions of approximately $6.4 million.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2004, CMGI formed a new venture capital fund: @Ventures V, LLC. CMGI owns 100% of the capital and is entitled to approximately 93% of the capital gains realized by @Ventures V, LLC. During fiscal year 2004, @Ventures V, LLC did not make any investments. During fiscal year 2005, @Ventures V, LLC invested approximately $4.1 million in two companies.

As of July 31, 2005, the Company, through its @Ventures entities, held investments in 19 portfolio companies. From time to time, the Company may make new and follow-on venture capital investments and may from time to time receive distributions from investee companies. As of July 31, 2005, the Company was not obligated to fund any new or follow-on investments.

As of and for the years ended July 31, 2005, 2004 and 2003, summarized financial information for one equity method investment in which the Company’s proportionate share of the investee company exceeded 10% of the Company’s consolidated assets or income/(loss) from continuing operations, in accordance with the provisions of Rules 4-08 (g) of Regulation S-X, was as follows:

	Year Ended July 31, 2005	Year Ended July 31, 2004	Year Ended July 31, 2003
(Unaudited)	(in thousands)	(in thousands)	(in thousands)
Revenue	$4,041	$1,684	$—
Gross profit	$3,861	$723	$—
Loss from continuing operations	$(8,761)	$(9,099)	$(10,152)
Net loss	$(8,761)	$(9,099)	$(10,152)

	July 31, 2005	July 31, 2004
(Unaudited)	(in thousands)	(in thousands)
Current assets	$10,839	$20,099
Non-current assets	$1,866	$1,374
Current liabilities	$3,726	$3,269
Non-current liabilities	$952	$1,664
Redeemable preferred stock	$52,259	$52,028

(9)	OTHER GAINS (LOSSES), NET

The following schedule reflects the components of “Other gains (losses), net”:

	Years Ended July 31,
	2005	2004	2003
	(in thousands)
Gain (loss) on sales of marketable securities	$—	$44,543	$14,371
Loss on impairment of investments in affiliates	—	—	(1,103)
Loss on impairment of marketable securities	—	(27)	(579)
Loss on sale of Equilibrium Technologies, Inc.	—	—	(3,527)
Gain on sales of investments in affiliates	5,157	—	—
Foreign exchange losses	(3,139)	(405)	(447)
Impairment of investment in Signatures SNI, Inc.	—	—	(14,056)
Loss on mark-to-market adjustment for trading security	—	—	(6,348)
Other, net	596	871	(2,566)

	$2,614	$44,982	$(14,255)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal year 2005, the Company recorded a $4.5 million gain as a result of the sale of one of CMGI@Ventures IV, LLC’s portfolio companies, Molecular. As a result of the transaction, the Company received proceeds of $6.1 million. The Company may receive up to $3.6 million of additional proceeds, depending on the satisfaction of certain earnout targets over the two years subsequent to the transaction, termination of the indemnification period, and the release of the shareholder escrow. The Company also realized a gain of $0.6 million associated with the acquisition of one of CMG@Ventures III, LLC’s portfolio investments, Classmates Online, Inc. by United Online in December 2004. Additionally, the Company incurred foreign exchange losses of approximately $3.1 million. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia. The Company has historically had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. As a result of the acquisition of Modus, the Company has added operations in various countries throughout the world and its operating results and financial position are affected by fluctuations in foreign currency exchange rates. Modus has historically used derivative financial instruments, principally foreign currency exchange contracts, to a limited extent to manage the exposure that results from such fluctuations, and the Company expects to continue such practice. However, the Company has certain foreign exchange exposures in Asia, related primarily to intercompany loans denominated in United States Dollars (USD) to certain of the Company’s subsidiaries outside that region, which the Company has not historically hedged. The Company is currently evaluating risk management strategies to minimize this exposure in the future.

During the fiscal year 2004, the Company sold marketable securities for total proceeds of approximately $79.8 million and recorded net pre-tax gains of approximately $44.5 million on these sales. The shares sold during fiscal year 2004 consisted of approximately 0.2 million shares of NaviSite, Inc. common stock for total proceeds of approximately $1.0 million, approximately 1.0 million shares of Loudeye Corp. (formerly Loudeye Technologies, Inc.) common stock sold for proceeds of approximately $2.4 million, approximately 3.2 million shares of Overture Services, Inc. common stock sold by the Company’s AltaVista subsidiary for total proceeds of approximately $75.4 million and approximately 0.2 million shares of Primus Knowledge Solutions common stock for proceeds of approximately $1.0 million. During the fiscal year 2004, the Company incurred foreign exchange losses of approximately $0.4 million.

During fiscal year 2003, the Company sold marketable securities for total proceeds of approximately $34.6 million and recorded a net pre-tax gain of approximately $14.4 million on these sales. These sales primarily consisted of approximately 4.6 million shares of Vicinity stock for proceeds of approximately $15.4 million and approximately 1.1 million shares of Overture Services, Inc. stock sold by AltaVista for total proceeds of approximately $17.9 million. The Company also recorded a loss of approximately $6.3 million on the mark-to-market adjustment of a trading security. During the period, the Company recorded an impairment of its investment in Signatures SNI, Inc. (“Signatures”) and a loss on its divestiture of its ownership interests in Equilibrium Technologies, Inc. (“Equilibrium”), and recorded losses of approximately $14.1 million and $3.5 million, respectively.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)	BORROWING ARRANGEMENTS

Prior to July 31, 2004, the Company’s SalesLink subsidiary had a revolving bank credit facility of $23.0 million and a term loan facility of $4.8 million. On July 31, 2004, SalesLink replaced its outstanding bank facilities with a new Loan and Security Agreement (the Loan Agreement). Following the acquisition of Modus, ModusLink became a party to the Loan Agreement. The Loan Agreement provides a revolving credit facility not to exceed $30.0 million. CMGI was a guarantor of all indebtedness under the Loan Agreement. Interest on the revolving credit facility was based on Prime or LIBOR rates plus an applicable margin. Advances under the credit facility may be in the form of loans or letters of credit. On December 31, 2004, the Loan Agreement was replaced with a new loan agreement to, among other things, include ModusLink as a borrower. On June 30, 2005, the scheduled maturity date, the loan was extended to September 30, 2005.

As of July 31, 2005 and 2004, approximately $24.8 million and $15.8 million of borrowings were outstanding under the facility and approximately $3.4 million and $7.8 million had been reserved in support of outstanding letters of credit, respectively. The effective interest rate was 5.24% and 3.5625% at July 31, 2005 and 2004, respectively. The credit facility includes restrictive financial covenants, all of which SalesLink and ModusLink were in compliance with at July 31, 2005 and 2004. These covenants include liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, acquire or sell assets without prior approval from the bank. On September 30, 2005, the scheduled loan maturity date, ModusLink and its lender agreed to extend the Loan Agreement one month to facilitate the finalization of a new revolving bank credit facility.

At July 31, 2005, ModusLink had a $1.5 million mortgage arrangement with a bank in Ireland. The mortgage provides for interest at the One Month EURIBOR, plus 1.75%. The effective interest rate was approximately 3.88% and 3.85% at July 31, 2005 and 2004, respectively. The mortgage arrangement matures in 2015 and is secured by the mortgaged property as well as the borrower’s assets. Subsequent to July 31, 2005, ModusLink sold its interest in the building and satisfied its mortgage in full.

Maturities of long-term debt are approximated as follows: 2005, $26.8 million, 2006, $0.5 million and 2007, $0.4 million.

Long-term debt and the revolving line of credit consist of the following:

	July 31,
	2005	2004
	(in thousands)
Revolving line of credit payable to a bank issued by ModusLink	$24,785	$15,785
Mortgage arrangement to a bank issued by ModusLink	1,549	1,722
Obligations under capital leases	1,127	—
Other	219	—

	27,680	17,507
Less: Current portion	26,759	15,963

	$921	$1,544

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)	COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through June 2015. Future minimum payments including restructuring related obligations as of July 31, 2005 are as follows:

	Operating Leases	Stadium	Other Contractual Obligations	Total
	(in thousands)
For the fiscal years ended July 31:
2006	$22,405	$1,600	$1,670	$25,675
2007	16,988	1,600	98	18,686
2008	14,902	1,600	—	16,502
2009	11,418	1,600	—	13,018
2010	9,622	1,600	—	11,222
Thereafter	18,736	8,000	—	26,736

	$94,071	$16,000	$1,768	$111,839

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $1.0 million.

Total rent and equipment lease expense charged to continuing operations was approximately $23.3 million, $8.2 million, and $14.3 million for the years ended July 31, 2005, 2004 and 2003, respectively.

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

From time to time, the Company agrees to provide indemnification to its customers in the ordinary course of business. Typically, the Company agrees to indemnify its customers for losses caused by the Company including with respect to certain intellectual property, such as databases, software masters, certificates of authenticity and similar valuable intellectual property. As of July 31, 2005, the Company had no recorded liabilities with respect to these arrangements.

As of July 31, 2005, the Company had guarantees related to a facility lease of a former subsidiary and guarantees of indebtedness totaling approximately $5.4 million.

On September 24, 2003, the Official Committee of Unsecured Creditors of Engage, Inc. (the “Creditors Committee”) filed a complaint against the Company in the U.S. Bankruptcy Court (Massachusetts, Western

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Division). The complaint was amended on November 6, 2003. In the amended complaint, the Creditors Committee asserted a number of causes of action, including the following: (i) re-characterization of debt as equity, (ii) equitable subordination, (iii) invalidation of a release, (iv) fraudulent transfer, (v) preferential transfers, (vi) illegal redemption of shares, (vii) turnover of property of estate, (viii) alter ego, (ix) breach of contract, (x) breach of covenant of good faith and fair dealing, (xi) promissory estoppel, (xii) unjust enrichment, (xiii) unfair and deceptive trade practices under Massachusetts General Laws §93A, and (xiv) declaration with respect to scope and extent of security interests. The Creditors Committee sought monetary damages and other relief, including cancellation of a $2.0 million promissory note, return of $2.5 million in cash, certain other unspecified amounts and a finding that the Company is liable for Engage’s debt. In addition, on May 28, 2004, the Creditors Committee filed a complaint in the U.S. Bankruptcy Court against David Wetherell, George McMillan, Andrew Hajducky and Christopher Cuddy, in their individual capacities as former officers and/or directors of Engage. The Complaint asserted the following causes of action: (i) breaches of fiduciary duties, (ii) fraudulent misrepresentations, (iii) negligent misrepresentations, and (iv) unfair and deceptive trade practices. The Creditors Committee sought unspecified monetary and other damages. The Company was obligated to indemnify each of Messrs. Wetherell, McMillan and Hajducky in connection with the foregoing action, subject to the terms of the Company’s certificate of incorporation and by-laws. On August 23, 2004, the U.S. Bankruptcy Court entered an order consolidating the foregoing two cases into a single proceeding. In May 2005, the parties reached a conditional settlement of the consolidated cases covering the Company and Messrs. Wetherell, McMillan and Hajducky. On June 7, 2005, the U.S. Bankruptcy Court approved the settlement. Under the terms of the settlement as approved, the Company agreed to release any claims under the $2.0 million promissory note and to pay the plaintiffs the sum of $2.5 million, of which $500,000 was provided by a third party under an applicable insurance contract.

The Company is also a party to other litigation, which it considers routine and incidental to its business. Management does not expect the results of any of such routine and incidental matters to have a material adverse effect on the Company’s business, results of operation or financial condition.

(12)	STOCKHOLDERS’ EQUITY

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

(13)	STOCK OPTION PLANS

The Company currently awards stock options under four plans: the 2004 Stock Incentive Plan (the “2004 Plan”), the 2002 Non-Officer Employee Stock Incentive Plan (2002 Plan), the 2000 Stock Incentive Plan (2000 Plan) which had replaced the 1986 Stock Option Plan (1986 Plan) and the 1999 Stock Option Plan For Non-Employee Directors (1999 Directors’ Plan), which replaced the 1995 Directors’ Plan (1995 Directors’ Plan). No options granted under the 1995 Directors’ Plan remain in effect. Options granted under the 2004 Plan, 2002 Plan and the 2000 Plan are generally 1/4th exercisable beginning one year after the date of grant, and the remaining granted options are exercisable in equal cumulative installments over the next three years. The Company may also grant awards other than stock options under the 2004 Plan, 2002 Plan and 2000 Plan.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2004 Plan pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock awards and other equity-based awards for the purchase of up to an aggregate of 15,000,000 shares of common stock of the Company. The maximum number of shares with respect to which stock options may be granted to any one participant under the 2004 Plan may not exceed 6,000,000 shares per calendar year. The maximum number of shares with respect to which awards other than stock options and stock appreciation rights may be granted under the 2004 Plan is 5,000,000 shares.

In March 2002, the Board of Directors adopted the 2002 Plan, pursuant to which 4,150,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 19,150,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards may be granted to the Company’s or its subsidiaries’ employees, other than those who are also officers or directors, as defined. The Board of Directors administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2002 Plan at July 31, 2005 expire through 2010.

In October 2000, the Board of Directors adopted the 2000 Plan, pursuant to which 15,500,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). No further option grants will be made under the 1986 Plan, however all outstanding options under the 1986 Plan remain in effect. Under the 2000 Plan, non-qualified stock options or incentive stock options may be granted to the Company’s or its subsidiaries’ employees, consultants, advisors or directors, as defined. The Board of Directors administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2000 Plan at July 31, 2005 expire through 2010.

The 1999 Directors’ Plan (the “Directors’ Plan”), approved in fiscal year 2000, replaces the Company’s 1995 Directors’ Plan. Pursuant to the Directors’ Plan, 2,000,000 shares of the Company’s common stock were initially reserved for issuance. As amended to date, the Directors’ Plan provides that each eligible director who is elected to the Board for the first time will be granted an option to acquire 200,000 shares of common stock (the “Initial Option”). Each Affiliated Director (as defined in the Directors’ Plan) who ceases to be an Affiliated Director and is not otherwise an employee of the Company or any of its subsidiaries or affiliates will be granted, on the date such director ceases to be an Affiliated Director but remains as a member of the Board of Directors, an Initial Option to acquire 200,000 shares of common stock under the plan. Each Initial Option will vest and become exercisable as to 1/36th of the number of shares of common stock originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. On each anniversary of the grant of the Initial Option to an eligible director, each eligible director will automatically be granted an option to purchase 24,000 shares of common stock (an “Annual Option”), provided that such eligible director serves as a director on the applicable anniversary date. Each Annual Option, granted before March 12, 2003, will vest and become exercisable on a monthly basis as to 1/12th of the number of shares originally subject to the option commencing on the 37th month after the grant date, provided that the optionee then serves as a director on such monthly anniversary date. Annual Options granted after March 12, 2003 become exercisable as to 1/36th of the number of shares originally subject to the option on each monthly anniversary date of the date grant, provided that the optionee serves as a director on such monthly anniversary date; and provided further that the maximum number of shares of Common Stock that may vest in any 48-month period shall not exceed 200,000. Outstanding options under the 1999 Directors’ Plan at July 31, 2005 expire through 2015.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The status of the plans during the fiscal years ended July 31, 2005, 2004, and 2003 was as follows:

	2005		2004		2003
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	(in thousands, except exercise price data)
Options and nonvested stock outstanding, beginning of year	17,058	$13.13	21,002	$11.76	38,509	$11.08
Granted	13,022	0.89	2,727	1.30	1,143	0.79
Assumed	12,568	1.03	—	—	—	—
Exercised	(9,899)	0.58	(4,966)	0.24	(1,606)	0.52
Canceled	(8,478)	25.88	(1,705)	14.88	(17,044)	10.55

Options and nonvested stock outstanding, end of year	24,271	$1.37	17,058	$13.13	21,002	$11.76

Options and nonvested stock exercisable, end of year	9,590	$2.07	9,278	$22.98	11,602	$16.73

Options and nonvested stock available for grant, end of year	25,995		21,392		23,339

The following table summarizes information about the Company’s stock options and nonvested stock outstanding at July 31, 2005:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
	(number of shares in thousands)
$0.00–$1.00	8,251	5.7 years	$0.21	2,497	$0.49
$1.01–$2.50	12,963	5.3	1.47	4,107	1.55
$2.51–$5.00	2,910	2.4	3.17	2,839	3.17
$5.01–$25.00	99	0.6	8.95	99	8.95
$25.01–$50.00	38	2.3	30.17	38	30.17
$50.01–$150.00	10	4.4	132.29	10	132.29

	24,271	5.1 years	$1.37	9,590	$2.07

(14)	EMPLOYEE STOCK PURCHASE PLAN

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

Employees purchased 219,725, 72,558, and 557,760 shares of common stock of the Company under the Plan during fiscal years 2005, 2004, and 2003, respectively.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)	INCOME TAXES

Income (loss) from operations:

	Years Ended July 31,
	2005	2004	2003
	(in thousands)
Income (loss) before income taxes:
US	$(17,749)	$16,903	$(219,261)
Foreign	24,341	540	6,202

Total income (loss) before income taxes	$6,592	$17,443	$(213,059)

The components of income tax expense (benefit) have been recorded in the Company’s financial statements as follows:

	Years Ended July 31,
	2005	2004	2003
	(in thousands)
Income tax expense (benefit)	$(19,933)	$(69,532)	$3,249
Discontinued operations	—	(122)	—
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes charged directly to stockholders’ equity	773	(773)	—

Total income tax expense (benefit)	$(19,160)	$(70,427)	$3,249

The income tax expense (benefit) from continuing operations consists of the following:

	Current	Deferred	Total
	(in thousands)
July 31, 2003:
Federal	$—	$—	$—
State	2,838	—	2,838
Foreign	411	—	411

	$3,249	$—	$3,249

July 31, 2004:
Federal	$—	$—	$—
State	(70,134)	—	(70,134)
Foreign	602	—	602

	$(69,532)	$—	$(69,532)

July 31, 2005:
Federal	$—	$—	$—
State	(22,972)	—	(22,972)
Foreign	2,787	252	3,039

	$(20,185)	$252	$(19,933)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities have been classified on the accompanying Consolidated Balance Sheets in accordance with the nature of the item giving rise to the temporary differences. The net deferred tax liability is included in other long-term liabilities on the accompanying consolidated balance sheet. The components of deferred tax assets and liabilities are as follows:

	July 31, 2005			July 31, 2004
	Current	Non-current	Total	Current	Non-current	Total
	(in thousands)
Deferred tax assets:
Accruals and reserves	$6,222	$7,044	$13,266	$6,302	$7,538	$13,840
Tax basis in excess of financial basis of available-for-sale securities	6,250	—	6,250	6,277	—	6,277
Tax basis in excess of financial basis of investments in affiliates	—	70,095	70,095	—	70,169	70,169
Net operating loss and capital loss carryforwards	—	1,455,495	1,455,495	—	1,542,798	1,542,798

Total gross deferred tax assets	12,472	1,532,634	1,545,106	12,579	1,620,505	1,633,084
Less: valuation allowance	(12,472)	(1,514,170)	(1,526,642)	(12,579)	(1,620,354)	(1,632,933)

Net deferred tax assets	—	18,464	18,464	—	151	151

Deferred tax liabilities:
Financial basis in excess of tax basis for intangible assets and fixed assets	—	(8,911)	(8,911)	—	—	—
Undistributed accumulated earnings of foreign subsidiaries	—	(12,926)	(12,926)	—	(151)	(151)

Total gross deferred tax liabilities	—	(21,837)	(21,837)	—	(151)	(151)

Net deferred tax liability	$—	$(3,373)	$(3,373)	$—	$—	$—

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2005 will be allocated as follows:

(in thousands)
Income tax benefit recognized in the Consolidated Statement of Operations	$(1,501,451)
Additional paid in capital	(12,826)
Goodwill and other non-current intangible assets	(12,365)

$(1,526,642)

The net change in the total valuation allowance for the year ended July 31, 2005 was an increase of approximately $106.0 million. A full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.0 billion and $2.1 billion, respectively. The federal net operating losses will expire from 2021 through 2025 and the state net operating losses will expire from 2006 through 2015. In addition, the Company has capital loss carryforwards for federal and state tax purposes of approximately $1.7 billion and $1.5 billion, respectively. The federal and state capital losses will expire in 2007 through 2008. The utilization of net operating losses and capital losses may be limited in the future if the Company experiences an ownership change as defined by Internal Revenue Code Section 382. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three-year period. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $41.0 million.

The Company’s ModusLink subsidiary has obtained five year tax holidays for its solution centers in China. These tax holidays were obtained by Modus prior to its acquisition by the Company and remain in effect throughout various dates ending December 2008. These tax holidays are structured such that tax rates are 0% for the first two profitable years and 7.5% for the three year period thereafter. It is expected that in the future, the Chinese government may introduce a unified rate of approximately 25%–27% for domestic and foreign companies and possibly eliminate tax holidays entirely. However, ModusLink’s current tax holidays are expected to remain in effect through the scheduled expiration dates. Based on the currently enacted corporate income tax rate in China, the tax benefit realized by the Company in fiscal 2005 in connection with these tax holidays was approximately $2.7 million.

The Company’s ModusLink subsidiary has undistributed earnings from its foreign subsidiaries of approximately $56.0 million at July 31, 2005, of which approximately $20.0 million is considered to be permanently reinvested due to certain restrictions under local laws. No deferred tax expense has been provided on the remaining $36.0 million of undistributed earnings, due to the existence of sufficient U.S. operating loss carryforwards.

Income tax expense attributable to income (loss) from continuing operations differs from the computed expense computed by applying the U.S. federal income tax rate of 35 percent to pre-tax income (loss) from continuing operations as a result of the following:

	Years Ended July 31,
	2005	2004	2003
	(in thousands)
Computed “expected” income tax expense (benefit)	$3,024	$6,559	$(46,002)
Increase (decrease) in income tax benefit resulting from:
Reduction of estimated tax liabilities	(24,713)	(76,439)	—
Losses not benefited (utilized)	(4,924)	(5,247)	48,125
State income taxes, net of federal benefit	1,132	5,237	1,845
Foreign dividends	11,346	—	—
Foreign Tax Rate Differential	(7,320)	—	—
Other	1,522	358	(719)

Actual income tax expense (benefit)	$(19,933)	$(69,532)	$3,249

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that may become payable in the future. During the fiscal 2005 and 2004, the Company recorded an income tax benefit of $19.9 million and $69.5 million, respectively, primarily as a result of a $24.7 million and $76.4 million reduction, respectively, in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes on the Company’s balance sheet.

(16)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected quarterly financial information for the fiscal years ended July 31, 2005 and 2004. The operating results for any given quarter are not necessarily indicative of results for any future period. The Company’s common stock is traded on the Nasdaq National Market under the symbol CMGI. Included below are the high and low sales prices during each quarterly period for the shares of common stock as reported by Nasdaq.

	Fiscal 2005 Quarter Ended				Fiscal 2004 Quarter Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	(in thousands except market price data)
Net revenue	$257,126	$295,724	$265,667	$251,243	$94,888	$100,279	$105,789	$96,466
Cost of revenue	225,475	257,704	237,921	226,456	87,410	94,139	100,352	90,392
Selling	5,550	5,425	4,795	5,886	1,197	1,010	1,365	1,751
General and administrative	19,479	19,726	21,018	18,476	11,637	8,785	7,641	9,469
Amortization of intangible assets and stock-based compensation	2,852	3,063	2,405	2,606	102	88	72	71
Restructuring, net	1,336	977	1,472	1,473	1,686	1,069	2,811	38

Operating income (loss)	2,434	8,829	(1,944)	(3,654)	(7,144)	(4,812)	(6,452)	(5,255)
Interest income (expense), net	207	282	812	456	578	668	348	243
Other gains (losses), net	(1,445)	(1,158)	(10)	5,227	42,711	1,049	1,323	(101)
Equity in earnings (losses) of affiliates, net	(226)	303	(338)	(1,135)	(523)	(355)	(693)	(769)
Minority interest	3	—	(4)	—	(2,281)	87	76	43
Income tax (expense) benefit	(1,526)	(1,020)	23,099	(620)	(2,989)	(1,569)	74,739	(649)

Income (loss) from continuing operations	(553)	7,236	21,615	274	30,352	(4,932)	69,341	(6,488)
Discontinued operations, net of income taxes	—	—	(2,047)	—	(491)	(554)	61	(314)

Net income (loss)	$(553)	$7,236	$19,568	$274	$29,861	$(5,486)	$69,402	$(6,802)

Market Price:
High	$1.98	$3.00	$2.34	$2.41	$1.95	$3.29	$2.84	$2.21

Low	$1.14	$1.27	$1.73	$1.66	$1.36	$1.74	$1.69	$1.31

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17)	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows:

	For the Year Ended July 31,
	2005	2004	2003
	(in thousands)
Net income (loss)	$26,525	$86,975	$(216,308)
Net unrealized holding gain (loss) arising during period	(14)	960	50,229
Reclassification adjustment for realized gains in net income (loss)	—	(44,543)	(7,444)

	(14)	(43,583)	42,785

Net unrealized foreign currency translation adjustment arising during the period	2,678	(338)	(3,942)
Reclassification adjustment for foreign currency adjustment included in net income (loss)	—	—	5,026
Minimum pension liability adjustment	(338)	—	—

	2,340	(338)	1,084

Comprehensive income (loss)	$28,851	$43,054	$(172,439)

The components of accumulated comprehensive income (loss), net of income taxes, are as follows:

	For the Year Ended July 31,
	2005	2004	2003
	(in thousands)
Net unrealized holding gains (losses)	$(33)	$(19)	$43,564
Cumulative foreign currency translation adjustment	2,362	(316)	22
Minimum pension liability adjustment	(338)	—	—

Accumulated other comprehensive income (loss)	$1,991	$(335)	$43,586

(18)	ALLOWANCES AND RESERVES

The Allowance for Doubtful Accounts consists of the following:

	For the Year Ended July,
	2005	2004	2003
	(in thousands)
Balance at beginning of period	$573	$996	$2,299
Acquisitions (a)	1,479	—	(350)
Additions charged to general and administrative expense (Bad debt expenses)	382	124	338
Write-offs charged against the reserve	(327)	(547)	(1,091)
Deconsolidation and dispositions (b)	—	—	(200)

Balance at end of period	$2,107	$573	$996

(a)	Amount of $1.5 million in fiscal 2005 relates to the acquisition of Modus in August 2004. Amount of ($0.4) million in fiscal 2003 relates to purchase accounting adjustments in connection with the acquisition of the SL Supply Chain Services International Corp. business in July 2002.
(b)	Amount of $0.2 million in fiscal 2003 relates to the effect of the sale of Equilibrium Technologies, Inc. on October 17, 2002.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19)	DEFINED BENEFIT PENSION PLAN

In connection with the acquisition of Modus during fiscal 2005, the Company assumed certain obligations related to the defined benefit pension plan covering certain of its employees in its Apeldoorn, Netherlands facility in Europe. Due to recent adverse investment performance and reduced expectations of future investment earnings, the plan administrator determined that the Accumulated Benefit Obligation, the present value of future pension obligations to plan participants, exceeds the fair market value of the plan’s assets as of July 31, 2005. In accordance with the requirements of FAS 87, Employers’ Accounting for Pensions, the Company has recorded charges in fiscal 2005 to the Stockholders’ Equity section of the consolidated Balance Sheet contained herein of $0.3 million.

The Company uses a July 31 measurement for the defined benefit pension plan.

Obligation and Funded Status

Pension Benefits
(in thousands)

2005
Changes in benefit obligation
Benefit obligation at beginning of year	$4,437
Service cost	499
Interest cost	233
Actuarial (gain) loss	2,197
Employee or employer contributions	328
Administrative expenses	(75)

Benefit obligation at end of year	7,619

Change in plan assets
Fair value of plan assets at beginning of year	3,879
Actual return on plan assets	217
Employee contributions	328
Employer contribution	231
Benefits paid	—
Administrative expenses	(75)

Fair value of plan assets at end of year	4,580

Funded Status	(3,038)
Unrecognized net actuarial loss	2,147

Net amount recognized	$(891)

Amounts recognized in the statement of financial position consist of :

Pension Benefits
(in thousands)

2005
Accrued benefit cost	$(1,229)
Accumulated other comprehensive income	338

Net amount recognized	$(891)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for the defined benefit pension plan was $5.9 million as of July 31, 2005.

Information for pension plans with an accumulated benefit obligation in excess of plan assets :

Pension Benefits
(in thousands)

2005
Projected benefit obligation	$7,619
Accumulated benefit obligation	5,882
Fair value of plan assets	4,581

Components of net periodic pension costs:

Pension Benefits
(in thousands)

2005
Service cost	$499
Interest costs	232
Expected return on plan assets	(167)
Amortization of net (gain) loss	—

Net periodic benefit costs	564

Additional information

Pension Benefits
(in thousands)

2005
Increase in minimum liability included in other comprehensive income	$338

Assumptions

Weighted-average assumptions used to determine benefit obligations at July 31:

Pension Benefits
(in thousands)

2005
Discount rate	4.0%
Rate of compensation increase	2.0%

Weighted-average assumptions used to determine net periodic benefit cost for years ended July 31:

Pension Benefits
(in thousands)

2005
Discount rate	5.25%
Expected long-term return on plan assets	4.0%
Rate of compensation increase	2.0%

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit payments

The following table summarizes expected benefit payments from the plan through fiscal 2015. Actual benefit payments may differ from expected benefit payments. The minimum required contributions to the plan are expected to be approximately $0.2 million in fiscal 2006.

Pension Benefits
(in thousands)
For the fiscal year ended July 31:
2006	$20
2007	$37
2008	$52
2009	$66
2010	$79
Thereafter	$652

The plan actuary applies rates of return based on historic performance of the type of investments which comprise the plan, and analysis of the current trends of return rates for these types of investments and the investment policy adopted by the plan. The expected rates are based on published surveys of expected long-term rates.

The defined benefit plan has 100% of its assets invested in a bank-managed portfolio of debt securities. Conservation of capital with some conservative growth potential is the strategy for this plan.

(20)	SUBSEQUENT EVENT—(UNAUDITED)

On October 12, 2005, Blackboard Inc. (“Blackboard”) announced a definitive agreement to acquire one of CMGI’s @Ventures portfolio companies, WebCT, Inc. (“WebCT”). Under the terms of the merger agreement, Blackboard will acquire WebCT in a cash transaction for $180.0 million. The closing of the transaction is subject to regulatory approval and other customary closing conditions. WebCT and Blackboard have stated that they expect the transaction will close late this year or in early 2006. The Company can give no assurance that this transaction will close or that it will close under the terms or timelines set forth herein. @Ventures’ fully diluted ownership of WebCT is approximately 13.5%.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting and Attestation of Independent Registered Public Accounting Firm. The report of our management regarding internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) and the attestation report of our independent registered public accounting firm are included in Item 8 of this Annual Report on Form 10-K, and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.—OTHER INFORMATION

None.

PART III

ITEM 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Proposal 1—Election of Directors,” “Additional Information—Management,” “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Information—Audit Committee Financial Expert.”

During the fourth quarter of fiscal 2005, the Company made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

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

Equity Compensation Plan Information as of July 31, 2005

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2005:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	18,958,465	$1.48	17,833,318	(1)
Equity compensation plans not approved by security holders	5,312,751	$0.98	9,134,540
Total	24,271,216	$1.37	26,967,858

(1)	Includes 972,770 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Additional Information—Certain Relationships and Related Transactions.”

ITEM 14.—PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Additional Information—Independent Auditors’ Fees” and “Additional Information—Audit Committee Policy on Pre-Approval of Services of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

Financial Statement Schedules.

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

CMGI, INC.

Date: October 14, 2005	By:	/s/ JOSEPH C. LAWLER
Joseph C. Lawler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature	Title
/s/ DAVID S. WETHERELL David S. Wetherell	Chairman of the Board of Directors

/s/ JOSEPH C. LAWLER Joseph C. Lawler	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ THOMAS OBERDORF Thomas Oberdorf	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ ANTHONY J. BAY Anthony J. Bay	Director

/s/ VIRGINIA G. BREEN Virginia G. Breen	Director

/s/ FRANCIS J. JULES Francis J. Jules	Director

/s/ MICHAEL MARDY Michael Mardy	Director

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, by and among CMGI, Inc., Westwood Acquisition Corp. and Modus Media, Inc., dated as of March 23, 2004 is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 23, 2004 (File No. 000-23262).

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-85047).

3.2	Certificate of Designations, Preferences and Rights of Series D Preferred Stock of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 18, 1999 (File No. 000-23262).

3.3	Amendment of Restated Certificate of Incorporation of the Registrant, dated May 5, 2000 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2000 (File No. 000-23262).

3.4	Certificate of Elimination of Series C Convertible Preferred Stock of the Registrant is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002 (File No. 000-23262).

3.5	Restated By-Laws of the Registrant, as amended, are incorporated herein by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-4 (File No. 333-92107).

4.1	Specimen stock certificate representing the Registrant’s Common Stock. is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

4.2	Form of senior indenture is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-93005).

4.3	Form of subordinated indenture is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-93005).

10.1*	1986 Stock Option Plan, as amended, is incorporated herein by reference to Appendix IV to the Registrant’s Definitive Schedule 14A filed November 17, 1999 (File No. 000-23262).

10.2*	2000 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 17, 2000 (File No. 000-23262).

10.3*	Amended and Restated 1995 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 16, 2001 (File No. 000-23262).

10.4*	Amended and Restated 1999 Stock Option Plan For Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001 (File No. 000-23262).

10.5*	Amendment No. 1 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-23262).

10.6*	2004 Stock Incentive Plan is incorporated herein by reference to Appendix VI to the Registrant’s Definitive Schedule 14A filed November 2, 2004 (File No. 000-23262).

10.7*	1997 Stock Incentive Plan of Modus Media, Inc., and Amendment No. 1 thereto, is incorporated herein by reference to Exhibit 10.3 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.8*	Amendment No. 2 to 1997 Stock Incentive Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-117878).

10.9*	1997 Class A Replacement Option Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 10.22 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.10*	1997 Class B Replacement Option Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 10.23 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.11*	FY 2005 Executive Bonus Plan for CMGI, Inc. is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 4, 2004 (File No. 000-23262).

10.12*	FY 2005 Executive Bonus Plan for ModusLink Corporation is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 4, 2004 (File No. 000-23262).

10.13*	CMGI, Inc. Director Compensation Plan is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 (File No. 000-23262).

10.14*	2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.15*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.16*	Form of Incentive Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.17*	Form of Restricted Stock Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.18*	Employment Offer Letter from the Registrant to Joseph C. Lawler, dated August 23, 2004 is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.19*	Executive Severance Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.20*	Relocation Expense Reimbursement Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.21*	Indemnification Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.22*	Restricted Stock Agreement, dated as of August 27, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.23*	Non-Statutory Stock Option Agreement, dated as of August 23, 2005, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 23, 2005 (File No. 000-23262).

10.24*	Restricted Stock Agreement, dated as of August 23, 2005, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated August 23, 2005 (File No. 000-23262).

10.25*	Offer Letter from the Registrant to George A. McMillan, dated June 11, 2001 is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.26*	CEO Offer Letter from the Registrant to George A. McMillan, dated February 18, 2002, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.27*	Amended and Restated Executive Severance Agreement, dated as of March 1, 2002, by and between the Registrant and George A. McMillan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.28*	Offer Letter from the Registrant to Thomas Oberdorf, dated March 1, 2002, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.29*	Executive Severance Agreement, dated as of March 4, 2002, by and between the Registrant and Thomas Oberdorf is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.30*	Executive Retention Agreement, dated as of August 28, 2002, by and between the Company and Peter L. Gray is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.31*	Employment Offer Letter, dated July 9, 2002, from SalesLink Corporation to Rudolph Westerbos, as amended, is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.32*	Severance Agreement, dated August 5, 2002, by and between Modus Media International, Inc. and Daniel Beck is incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.33*	Employment Letter, dated as of June 17, 2004, from Modus Media International, Inc. to W. Kendale Southerland is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.34*	Employment Offer Letter from ModusLink Corporation to W. Kendale Southerland, dated April 7, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2005 (File No. 000-23262).

10.35*	Employment Offer Letter from ModusLink Corporation to William R. McLennan dated February 3, 2005 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 7, 2005 (File No. 000-23262).

10.36*	Restricted Stock Agreement, dated February 7, 2005, by and between the Registrant and William R. McLennan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 7, 2005 (File No. 000-23262).

10.37*	Expatriate Assignment Letter, dated as of February 16, 2005, by and between ModusLink Corporation and William R. McLennan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005 (File No. 000-23262).

10.38*	Form of Restricted Stock Agreement, dated September 2, 2003, by and among the Registrant and each of George A. McMillan, Thomas Oberdorf, Peter L. Gray and Bryce C. Boothby, Jr. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003 (File No. 000-23262).

10.39*	Form of Restricted Stock Agreement, dated August 2, 2004, by and among the Registrant and each of Thomas Oberdorf, Peter L. Gray, Daniel F. Beck, W. Kendale Southerland and Rudolph J. Westerbos is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004 (File No. 000-23262).

10.40*	Restricted Stock Agreement, dated August 5, 2004, by and between the Registrant and Daniel F. Beck is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004 (File No. 000-23262).

10.41*	Restricted Stock Agreement, dated August 5, 2004, by and between the Registrant and W. Kendale Southerland is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004 (File No. 000-23262).

10.42*	Form of Director Indemnification Agreement (executed by the Registrant and each member of the Board of Directors) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.43	First Amended and Restated Loan and Security Agreement, dated December 31, 2004, by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holding Corp. as Borrowers, the Lenders and LaSalle Bank National Association, as agent for the Lenders, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 31, 2004 (File No. 000-23262).

10.44	First Amended and Restated Parent Guaranty, dated as of December 31, 2004, by the Registrant to and for the benefit of LaSalle Bank National Association, as agent for the Lenders.

10.45	Consent and First Amendment to the First Amended and Restated Loan and Security Agreement, dated June 30, 2005 is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 30, 2005 (File No. 000-23262).

10.46*	CMG @Ventures I, LLC Limited Liability Company Agreement, dated December 18, 1997 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998 (File No. 000-23262).

10.47*	CMG@Ventures II, LLC Operating Agreement, dated as of February 26, 1998 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.48*	Limited Liability Company Agreement of CMG@Ventures III, LLC, dated August 7, 1998 is incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.49*†	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated June 7, 2002 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.50*	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated December 31, 2003 is incorporated herein by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.51*	Agreement of Limited Partnership of @Ventures III, L.P., dated August 7, 1998 is incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.52*	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated April 29, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2005 (File No. 000-23262).

10.53*	Amendment No. 1 to Agreement of Limited Partnership of @Ventures III, L.P., dated August 7, 1998 is incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.54*†	Amendment No. 5 to Agreement of Limited Partnership of @Ventures III, L.P., dated June 7, 2002 is incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.55*	Amendment No. 6 to Agreement of Limited Partnership of @Ventures III, L.P., dated November 10, 2003 is incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.56*	Amendment No. 7 to Agreement of Limited Partnership of @Ventures III, L.P., dated June 29, 2004 is incorporated herein by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.57*	Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated December 22, 1998 is incorporated herein by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.58*	Amendment No. 1 to Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated December 22, 1998 is incorporated herein by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.59*†	Amendment No. 2 to Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated June 7, 2002 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.60*	Amendment No. 3 to Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated February 26, 2003 is incorporated herein by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.61*	Amendment No. 4 to Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated December 1, 2003 is incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.62*	Amendment No. 5 to Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated June 30, 2004 is incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.63*	Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.64*	First Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 16, 2001 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.65*	Corrective Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.66*	Second Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of October 5, 2001 is incorporated herein by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.67*	Third Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of April 12, 2002 is incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.68*	Fourth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 1, 2002 is incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.69*	Fifth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of September 30, 2002 is incorporated herein by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.70*	Sixth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of January 24, 2003 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.71*	Seventh Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of February 3, 2003 is incorporated herein by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.72*	Eighth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 14, 2004 is incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.73*	Ninth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 18, 2004 is incorporated herein by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.74*	Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of June 30, 1999 is incorporated herein by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.75*	First Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of October 15, 2000 is incorporated herein by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.76*	Confirmation of Fee Waiver dated as of December 31, 2003 by and among CMG@Ventures Capital Corp. and @Ventures Partners III, LLC is incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.77*	Second Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of December 31, 2000 is incorporated herein by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.78*	Third Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of July 31, 2001 is incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.79*	Fourth Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of June 21, 2002 is incorporated herein by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.80*	Fifth Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of January 24, 2003 is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004 (File No. 000-23262).

10.81*	Sixth Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of February 3, 2003 is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004 (File No. 000-23262).

10.82*	Limited Liability Company Agreement of @Ventures Investors, LLC, dated as of July 31, 1999 is incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.83*	Limited Liability Company Agreement of @Ventures Management, LLC, dated as of May 27, 1998 is incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.84*	Management Contract, dated as of August 7, 1998, by and between @Ventures Management, LLC and @Ventures III, L.P. is incorporated herein by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.85*	Management Contract, dated as of December 22, 1998, by and between @Ventures Management, LLC and @Ventures Foreign Fund III, L.P. is incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.86*	Management Contract, dated as of September 4, 1998, by and between @Ventures Management, LLC and CMG @Ventures III, LLC is incorporated herein by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.87*†	Amendment to Management Contract, dated as of June 7, 2002, by and between @Ventures Management, LLC and @Ventures III, L.P. is incorporated herein by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.88*†	Amendment to Management Contract, dated as of June 7, 2002, by and between @Ventures Management, LLC and @Ventures Foreign Fund III, L.P. is incorporated herein by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.89	Limited Liability Company Agreement of @Ventures V, LLC dated May 14, 2004 is incorporated herein by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.90	Amendment No. 1 to Limited Liability Company Agreement of @Ventures V, LLC, dated April 29, 2005 is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005 (File No. 000-23262).

10.91	Second Amendment to the First Amended and Restated Loan and Security Agreement dated September 30, 2005 is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated September 30, 2005 (File No. 000-23262).

10.92*	Summary Sheet of certain compensation to Directors and Executive Officers.

10.93*	Employment Offer Letter from Modus Media International, Inc. to Daniel F. Beck, dated November 6, 2001, as amended.

10.94*	Summary of CMGI 2006 Restricted Stock Grant Bonus Plan is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 6, 2005 (File No. 000-23262).

10.95*	CMGI FY 2006 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 6, 2005 (File No. 000-23262).

10.96	Lease Agreement, dated February 4, 2000, between Modus Media International, B.V. and ABN AMRO Onroerend Goed Lease en Financieringen B.V.

10.97	Amendment to Lease Agreement and Waiver Letter, dated February 28, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. (formerly named ABN AMRO Onroerend Goed Lease en Financieringen B.V.) and Modus Media International, Inc.

10.98	Second Amendment to Lease Agreement and Waiver Letter, dated December 3, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc.

10.99	Waiver Letter, dated December 18, 2002, Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc.

10.100	Letter, dated June 26, 2003, regarding Extension of Second Amendment to Lease and Waiver Letter dated December 3, 2002, from Modus Media International, Inc. to BPF Onroerend Goed Lease en Financieringen B.V.

10.101	Letter, dated October 6, 2003, regarding Extension of Second Amendment to Lease and Waiver Letter dated December 3, 2002, from Modus Media International, Inc. to BPF Onroerend Goed Lease en Financieringen B.V.

10.102	Letter, dated October 31, 2003, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc.

14	Code of Business Conduct and Ethics of the Registrant is incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 (File No. 000-23262).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
†	Confidential treatment requested with respect to certain portions.