Form 10-Q
period 2005-10-31
CMGI INC
filed 2005-12-12
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

As of December 5, 2005, there were 485,793,373 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

CMGI, INC.

FORM 10-Q

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31, 2005	July 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$154,091	$192,450
Available-for-sale securities	246	278
Accounts receivable, trade, net of allowance for doubtful accounts of $2,210 and $2,107 at October 31, 2005 and July 31, 2005, respectively	226,988	165,492
Inventories	98,333	78,689
Prepaid expenses and other current assets	12,753	12,083
Current assets of discontinued operations	83	83

Total current assets	492,494	449,075

Property and equipment, net	42,797	42,863
Investments in affiliates	26,775	22,528
Goodwill	184,366	179,950
Other intangible assets	20,158	21,364
Other assets	3,650	5,890
Non-current assets of discontinued operations	14	14

	$770,254	$721,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$87	$1,670
Current installments of obligations under capital lease	291	304
Revolving line of credit	—	24,785
Accounts payable	177,761	135,677
Current portion of accrued restructuring	11,427	11,251
Accrued income taxes	2,936	2,778
Accrued expenses	48,260	44,175
Other current liabilities	3,653	3,797

Total current liabilities	244,415	224,437

Revolving line of credit	24,785	—
Long-term debt, less current installments	98	98
Long-term portion of accrued restructuring	7,584	7,912
Obligations under capital leases, less current installments	744	823
Other long-term liabilities	17,615	17,101
Non-current liabilities of discontinued operations	98	98
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at October 31, 2005 and July 31, 2005	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and outstanding 485,699,862 at October 31, 2005 and 484,576,758 shares at July 31, 2005	4,857	4,846
Additional paid-in capital	7,449,767	7,453,851
Deferred compensation	—	(6,213)
Accumulated deficit	(6,981,128)	(6,983,260)
Accumulated other comprehensive income	1,419	1,991

Total stockholders’ equity	474,915	471,215

	$770,254	$721,684

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,
	2005	2004
Net revenue	$307,375	$257,126
Operating expenses:
Cost of revenue	275,739	225,746
Selling	5,503	5,912
General and administrative	21,705	20,391
Amortization of intangible assets	1,206	1,307
Restructuring, net	977	1,336

Total operating expenses	305,130	254,692

Operating income	2,245	2,434

Other income (expense):
Interest income	1,173	630
Interest expense	(552)	(423)
Other gains (losses), net	3,236	(1,442)
Equity in losses of affiliates, net	(403)	(226)

	3,454	(1,461)

Income from continuing operations before income taxes	5,699	973
Income tax expense	943	1,526

Income (loss) from continuing operations	4,756	(553)
Discontinued operations, net of income taxes:
Loss from discontinued operations	(2,624)	—

Net income (loss)	$2,132	$(553)

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.01	$(0.00)

Loss from discontinued operations	$(0.01)	$—

Net earnings (loss)	$0.00	$(0.00)

Shares used in computing basic earnings (loss) per share:	482,063	469,720

Shares used in computing diluted earnings (loss) per share:	487,435	469,720

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended October 31,
	2005	2004
Cash flows from operating activities of continuing operations:
Net income (loss)	$2,132	$(553)
Loss from discontinued operations	(2,624)	—

	4,756	(553)
Adjustments to reconcile net income (loss) to cash used for continuing operations:
Depreciation	2,617	2,378
Amortization of intangible assets	1,206	1,307
Stock-based compensation	2,010	1,545
Non-operating (gains) losses, net	(2,713)	1,219
Equity in income (losses) of affiliates	403	(199)
Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
Trade accounts receivable	(62,542)	(39,859)
Inventories	(20,126)	(5,074)
Prepaid expenses and other current assets	(655)	(3,042)
Accounts payable, accrued restructuring and accrued expenses	43,714	19,833
Refundable and accrued income taxes, net	547	1,526
Other assets and liabilities	(159)	(274)

Net cash used for operating activities of continuing operations	(30,942)	(21,193)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(3,741)	(2,474)
Net cash impact of Modus acquisition, including retirement of Modus’ indebtedness	—	(67,078)
Proceeds from affiliate distributions	—	512
Net proceeds from sale of building	2,749	—
Net investments in affiliates	(4,654)	(2,598)

Net cash used for investing activities of continuing operations	(5,646)	(71,638)

Cash flows from financing activities of continuing operations:
Repayments of long-term debt	(1,583)	(281)
Repayments of capital leases	(91)	—
Proceeds from issuance of common stock	130	778

Net cash provided by (used for) financing activities of continuing operations	(1,544)	497

Net cash provided by (used for) discontinued operations	4	(155)

Net effect of exchange rate changes on cash and cash equivalents	(231)	552

Net decrease in cash and cash equivalents	(38,359)	(91,937)
Cash and cash equivalents at beginning of period	192,450	271,871

Cash and cash equivalents at end of period	$154,091	$179,934

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

The accompanying condensed consolidated financial statements have been prepared by CMGI in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2005 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2005. The results for the three-month period ended October 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified in accordance with US GAAP to conform to the current year presentation. Discontinued operations reporting has been applied for certain of the Company’s divestitures.

As a result of the Modus acquisition, the Company modified its organizational structure to closely resemble the operating model historically used by Modus. This operating structure is aligned along the Americas, Asia,

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

and Europe regions. Each of these regions has designated management teams with direct responsibility over the operations of the respective regions. As a result, the Company now reports three operating segments, Americas, Asia, and Europe.

In addition to its three current operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of directors and officers insurance costs, costs associated with maintaining certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance, as well as certain administrative costs related to the Company’s venture capital affiliates. The Other category also consists of any residual results from operations, that exist through the cessation of operations of Equilibrium, CMGI Solutions, MyWay, iCast, NaviPath, ExchangePath, and Activate, each of which have been divested or substantially wound down, as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The historical results of these companies were previously reported in the Enterprise Software and Services (Equilibrium and CMGI Solutions), Portals (MyWay and iCast) and Managed Application Services (NaviPath, ExchangePath, and Activate) segments, respectively. The Other category’s balance sheet information includes certain cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating business segments.

In accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and between the Company’s subsidiaries.

C.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 154, Accounting Changes and Error Corrections which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued Statement SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). This statement supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”, and Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” The statement is effective for interim or annual periods beginning after June 15, 2005. Accordingly, effective August 1, 2005, we adopted the fair-value recognition provisions of SFAS No. 123(R). See Critical Accounting Policies and Note E for further description of the Company’s implementation of SFAS No. 123(R).

D.	GOODWILL AND INTANGIBLE ASSETS

The purchase price of the assets acquired and the liabilities assumed in a business combination are subject to an allocation period in accordance with SFAS 141, Business Combinations. In connection with the Modus acquisition, the allocation period expired during the quarter ended October 31, 2005, at which time certain final

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

adjustments required to properly measure the fair value of the assets acquired and liabilities assumed were recorded. The total of the purchase accounting adjustments recorded during the quarter were $4.4 million, of which $3.9 million related to the restructuring of a facility in Europe (refer to Note G), $0.4 million related to the elimination of redundant positions in the Americas, and $0.1 million related to an asset write-down in Europe.

The changes in the carrying amount of goodwill for the quarter ended October 31, 2005 are as follows:

	Americas	Europe	Asia	Total
	(in thousands)
Balance as of July 31, 2005	$80,464	$26,960	$72,526	$179,950
Goodwill from acquisition of Modus	373	4,043	—	4,416

Balance as of October 31, 2005	$80,837	$31,003	$72,526	$184,366

	Goodwill	Customer Relationships	Developed Technology	Trade Names	Total
	(in thousands)
Balance as of July 31, 2005	$179,950	$17,576	$2,332	$1,456	$201,314
Goodwill and other intangible assets from the acquisition of Modus	4,416	—	—	—	4,416

Gross carrying amount	184,366	17,576	2,332	1,456	205,730
Amortization expense	—	(731)	(292)	(183)	(1,206)

Balance as of October 31, 2005	$184,366	$16,845	$2,040	$1,273	$204,524

The amortization of intangible assets for the quarter ended October 31, 2005 and 2004 would have been primarily allocated to selling expenses had the Company recorded the expenses within the functional operating expense categories.

E.	EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Purchase Plan

On October 4, 1994, the Board of Directors of the Company adopted the 1995 Employee Stock Purchase Plan (the Plan). The purpose of the Plan is to provide a method whereby all eligible employees of the Company and its subsidiaries may acquire a proprietary interest in the Company through the purchase of shares of common stock. Under the Plan, employees may purchase the Company’s common stock through payroll deductions at an option price equal to 85% of the fair market value of the Company’s common stock on either the first business day or last business day of the applicable quarterly period, whichever is lower. During fiscal year 2002, the Plan was amended to increase the aggregate number of shares to 3.0 million. During the three months ended October 31, 2005 and 2004, the Company issued 66,000 and 27,000 shares under the Plan. As of October 31, 2005, approximately 900,000 shares were available for issuance under the plan.

Stock Option Plans

The Company currently awards stock options under four plans: the 2004 Stock Incentive Plan (the “2004 Plan”), the 2002 Non-Officer Employee Stock Incentive Plan (2002 Plan), the 2000 Stock Incentive Plan (2000 Plan) which had replaced the 1986 Stock Option Plan (1986 Plan) and the 1999 Stock Option Plan For

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Non-Employee Directors (1999 Directors’ Plan), which replaced the 1995 Directors’ Plan (1995 Directors’ Plan). No options granted under the 1995 Directors’ Plan remain in effect. Options granted under the 2004 Plan, 2002 Plan and the 2000 Plan are generally 1/4th exercisable beginning one year after the date of grant, and the remaining granted options are exercisable in equal cumulative installments over the next three years. Stock options granted under these plans have contractual terms of five to seven years. The Company may also grant awards other than stock options under the 2004 Plan, 2002 Plan and 2000 Plan.

In December 2005, at the Company’s Annual Meeting of Stockholders’, the stockholders of the Company approved the 2005 Non-Employee Director Plan (the “2005 Plan”). The 2005 Plan is intended to replace the Company’s 1999 Plan. No additional options will be granted under the 1999 Plan; however, all then-outstanding options under the 1999 Plan shall remain in effect. Up to 2,000,000 shares of common stock may be issued pursuant to awards granted under the 2005 Plan.

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

In March 2002, the Board of Directors adopted the 2002 Plan, pursuant to which 4,150,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 19,150,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards may be granted to the Company’s or its subsidiaries’ employees, other than those who are also officers or directors, as defined. The Board of Directors administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2002 Plan at October 31, 2005 expire through 2010.

In October 2000, the Board of Directors adopted the 2000 Plan, pursuant to which 15,500,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). No further option grants will be made under the 1986 Plan, however all outstanding options under the 1986 Plan remain in effect. Under the 2000 Plan, non-qualified stock options or incentive stock options may be granted to the Company’s or its subsidiaries’ employees, consultants, advisors or directors, as defined. The Board of Directors administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2000 Plan at October 31, 2005 expire through 2010.

The 1999 Directors’ Plan (the “Directors’ Plan”), approved in fiscal year 2000, replaces the Company’s 1995 Directors’ Plan. Pursuant to the Directors’ Plan, 2,000,000 shares of the Company’s common stock were initially reserved for issuance. As amended to date, the Directors’ Plan provides that each eligible director who is elected to the Board for the first time will be granted an option to acquire 200,000 shares of common stock (the “Initial Option”). Each Affiliated Director (as defined in the Directors’ Plan) who ceases to be an Affiliated Director and is not otherwise an employee of the Company or any of its subsidiaries or affiliates will be granted, on the date such director ceases to be an Affiliated Director but remains as a member of the Board of Directors, an Initial Option to acquire 200,000 shares of common stock under the plan. Each Initial Option will vest and

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

become exercisable as to 1/36th of the number of shares of common stock originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. On each anniversary of the grant of the Initial Option to an eligible director, each eligible director will automatically be granted an option to purchase 24,000 shares of common stock (an “Annual Option”), provided that such eligible director serves as a director on the applicable anniversary date. Each Annual Option, granted before March 12, 2003, will vest and become exercisable on a monthly basis as to 1/12th of the number of shares originally subject to the option commencing on the 37th month after the grant date, provided that the optionee then serves as a director on such monthly anniversary date. Annual Options granted after March 12, 2003 become exercisable as to 1/36th of the number of shares originally subject to the option on each monthly anniversary date of the date grant, provided that the optionee serves as a director on such monthly anniversary date; and provided further that the maximum number of shares of Common Stock that may vest in any 48-month period shall not exceed 200,000. Stock options granted under the 1999 Directors’ Plan have contractual terms of ten years. Outstanding options under the 1999 Directors’ Plan at July 31, 2005 expire through 2015.

Stock Option Valuation and Expense Information under SFAS No. 123(R)

On August 1, 2005, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and nonvested shares under SFAS No. 123(R) for the three months ended October 31, 2005 which was allocated as follows:

For the three months ended October 31, 2005
(in thousands)
Cost of goods sold	$137
Selling	205
General and administrative	1,668

$2,010

The use of a lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate and expected life. The weighted-average estimated value of employee stock options granted during the three months ended October 31, 2005 was $1.04 per share using the lattice-binomial model with the following weighted-average assumptions:

For the three months ended October 31, 2005
Expected volatility	81.73%
Risk-free interest rate	3.10% - 4.46%
Expected life (in years)	4.29

The volatility assumption is based on the weighted average for the most recent one-year and long term volatility measures of the Company’s stock as well as certain of the Company’s peers. Prior to August 1, 2005, the Company had used its historical stock price volatility in accordance with SFAS No. 123 for purposes of its pro forma information.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury rates, as of the month of the grants.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The determination of the expected life of employee stock options assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice-binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants made by the Company. The expected life generated by these probabilities reflects actual and anticipated exercise behavior of options granted historically.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended October 31, 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures.

Stock Options

The status of the plans during the quarter ending October 31, 2005 is as follows:

	2005
	Number of shares	Weighted average exercise price
	(in thousands, except exercise price)
Stock options outstanding, beginning of quarter	19,456	$1.71
Granted	1,749	1.66
Exercised	(55)	0.61
Forfeited	(1,791)	2.47

Stock options outstanding, end of quarter	19,359	$1.64

As of October 31, 2005, unrecognized stock-based compensation related to stock options was approximately $10.2 million. This cost is expected to be expensed over a weighted average period of 2.4 years. The aggregate intrinsic value of stock options outstanding as of October 31, 2005 is approximately $1.4 million.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes information about the Company’s stock options outstanding at October 31, 2005:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
	(number of shares in thousands)
$0.00–$1.00	3,345	5.7 years	$0.51	2,736	$0.51
$1.01–$2.50	14,544	5.3	1.49	5,393	1.50
$2.51–$5.00	1,332	4.9	3.90	1,283	3.92
$5.01–$25.00	91	0.4	8.90	91	8.90
$25.01–$50.00	38	2.1	30.17	38	30.17
$50.01–$150.00	9	4.2	132.44	9	132.44

	19,359	5.3 years	$1.64	9,550	$1.86

Nonvested Stock

Nonvested stock are shares of Common Stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. In connection with the adoption of SFAS No. 123(R) on August 1, 2005, the Company reclassified approximately $6.2 million of recorded deferred compensation related to unamortized nonvested stock to additional paid-in capital. Nonvested stock is expensed ratably over the term of the restriction period, ranging from one to five years. Nonvested stock compensation expense for the three months ended October 31, 2005 and 2004 is approximately $0.5 million and $1.5 million, respectively.

A summary of the status of our nonvested stock for the quarter ended October 31, 2005, is as follows:

	Number of shares	Weighted average grant date fair value
	(in thousands)
Nonvested stock outstanding, beginning of quarter	4,815	$1.55
Granted	985	1.66
Vested	(2,436)	1.23

Nonvested stock outstanding, end of quarter	3,364	$1.82

The fair value of nonvested shares is determined based on market price of the Company’s common stock on the grant date. The total fair value of nonvested stock that vested during the three months ended October 31, 2005 was approximately $4.5 million. As of October 31, 2005, there was approximately $7.5 million of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted-average period of 2.9 years.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Pro Forma Information under SFAS No. 123

Pro forma information regarding the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three months ended October 31, 2004 is as follows:

For the Three Months Ended October 31, 2004
(in thousands, except per share amounts)
Net loss	$(553)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,421)
Add: Total stock-based employee compensation expense included in reported net loss, net of related tax effects	1,546

Pro-forma net loss	$(11,428)

Basic loss per share—as reported	$(0.00)

Basic loss per share—pro-forma	$(0.02)

Diluted loss per share—as reported	$(0.00)

Diluted loss per share—pro-forma	$(0.02)

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

For the Three Months Ended October 31, 2004
Risk-free interest rate	3.5%
Expected dividend yield	0.0%
Expected volatility	71.07%
Expected life (years)	3.9
Weighted average fair value of options granted during the period	$0.95

F.	OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended October 31,
	2005	2004
	(in thousands)
Loss on impairment of marketable securities	$(77)	$—
Foreign exchange gains (losses)	537	(1,774)
Gain on sale of building	2,749	—
Other, net	27	332

	$3,236	$(1,442)

During the three months ended October 31, 2005, the Company recorded impairment charges related to its available-for-sale securities. The impairment charge consisted of approximately $0.1 million related to the

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Company’s holdings of shares of Navisite. The Company also recorded foreign exchange gains of approximately $0.5 million. These foreign exchange gains related primarily to unhedged foreign currency exposures in Asia. Prior to the acquisition of Modus, the Company historically had very low exposure to changes in foreign currency exchange rates, and as such, had not used derivative financial instruments to manage foreign currency fluctuation risk. As a result of the acquisition of Modus, the Company has added operations in various countries throughout the world and its operating results and financial position can be affected by significant fluctuations in foreign currency exchange rates. Modus had historically used derivative financial instruments to manage the exposure that results from such fluctuations, and the Company has continued such practice. The Company also recognized a gain of approximately $2.7 million on the sale of a building in Ireland.

During the three months ended October 31, 2004, the Company incurred foreign exchange losses of approximately $1.8 million. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia.

G.	RESTRUCTURING CHARGES

The following table summarizes the activity in the restructuring accrual for the three months ended October 31, 2005:

	Employee Related Expenses	Contractual Obligations	Total
	(in thousands)
Accrued restructuring balance at July 31, 2005	$1,409	$17,754	$19,163

Restructuring accrual—Modus acquisition	3,504	773	4,277
Restructuring charges	723	247	970
Restructuring adjustments	(224)	231	7
Cash charges	(900)	(4,506)	(5,406)

Accrued restructuring balance at October 31, 2005	$4,512	$14,499	$19,011

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

The net restructuring charges for the three months ended October 31, 2005 and 2004 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended October 31,
	2005	2004
	(in thousands)
Cost of revenue	$526	$890
Selling	156	—
General and administrative	295	446

	$977	$1,336

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the three months ended October 31, 2005, the Company recorded net restructuring charges of approximately $1.0 million. These charges consisted of approximately $0.5 million relating to a workforce reduction of 34 employees primarily related to the consolidation of two plants in the Netherlands and a $0.5 million charge related to unutilized facilities for which the Company expects to realize no future economic benefit. These charges were partially offset by a $0.2 million reduction of a previously recorded employee severance accrual.

In addition, the Company accrued a purchase accounting adjustment to goodwill of approximately $4.3 million for restructuring activities related to the acquisition of Modus. These restructuring activities occurred in the Americas ($0.4 million) and Europe ($3.9 million), respectively. The restructuring in the Americas region was employee severance related in connection with the elimination of redundant positions. The restructuring in Europe primarily related to the closure of a plant in Scotland and consists of approximately $3.1 million of severance for 130 employees and $0.8 million of facility related costs.

During the three months ended October 31, 2004, the Company recorded net restructuring charges of approximately $1.3 million. These charges consist of approximately $0.5 million related to a workforce reduction of 27 employees, and approximately $0.8 million relating to unoccupied facilities for which the Company expects to realize no future economic benefit.

H.	DERIVATIVES AND FINANCIAL INSTRUMENTS

The Company enters into forward currency exchange contracts to manage exposures to foreign currencies. The fair value of the Company’s foreign currency exchange contracts is estimated based on foreign exchange rates as of the end of each reporting period. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes.

The Company believes that its forward currency exchange contracts economically function as effective hedges of the underlying exposures, however the foreign currency contracts do not meet the specific criteria for hedge accounting defined in SFAS No. 133, thus requiring the Company to record all changes in the fair value of these contracts in earnings in the period of the change. During the three months ended October 31, 2005 and 2004, the Company recorded unrealized losses and unrealized gains of $0.1 million and $0.2 million, respectively, as a result of fair value changes on its outstanding forward currency exchange contracts. These unrealized gains and losses have been included in Other gains (losses), net in the Company’s condensed consolidated statements of operations.

I.	SEGMENT INFORMATION

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In addition to its three current operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of directors and officers insurance costs, costs associated with maintaining certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance, as well as certain administrative costs related to the Company’s venture capital affiliates. The Other category also consists of any residual results from operations, that exist through the cessation of operations of Equilibrium, CMGI Solutions, MyWay, iCast, NaviPath, ExchangePath, and Activate, each of which have been divested or substantially wound down, as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The historical results of these companies were previously reported in the Enterprise Software and Services (Equilibrium and CMGI Solutions), Portals (MyWay and iCast) and Managed Application Services (NaviPath, ExchangePath, and Activate) segments, respectively. The Other category’s balance sheet information includes certain cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating business segments.

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

Two customers, Hewlett-Packard and Kodak, accounted for approximately 29% and 15%, respectively, of CMGI’s consolidated net revenue for the three months ended October 31, 2005. One customer, Hewlett-Packard, accounted for approximately 39% of CMGI’s consolidated net revenue for the three months ended October 31, 2004. We expect that a significant portion of our annual volume in fiscal 2006 with Kodak will be concentrated within the first quarter of our fiscal year in support of seasonality based demand for Kodak’s consumer products during the holiday season.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Summarized financial information of the Company’s continuing operations by business segment is as follows:

	Three Months Ended October 31,
	2005	2004
	(in thousands)
Net revenue:
eBusiness and Fulfillment
Americas	$133,330	$107,266
Asia	60,717	51,329
Europe	113,328	98,453

Total eBusiness and Fulfillment	307,375	257,048
Other	—	78

	$307,375	$257,126

Operating income (loss):
eBusiness and Fulfillment
Americas	$2,709	$231
Asia	5,491	6,907
Europe	(1,923)	(1,205)

Total eBusiness and Fulfillment	6,227	5,933
Other	(4,032)	(3,499)

	$2,245	$2,434

Non-GAAP operating income (loss):
eBusiness and Fulfillment
Americas	$4,980	$2,596
Asia	7,014	9,179
Europe	33	447

Total eBusiness and Fulfillment	12,027	12,222
Other	(2,972)	(3,222)

	$9,055	$9,000

	Three Months Ended October 31,
	2005	2004
	(in thousands)
Non-GAAP Operating income	$9,055	$9,000
Adjustments:
Depreciation	(2,617)	(2,378)
Amortization of intangible assets	(1,206)	(1,307)
Stock-based compensation	(2,010)	(1,545)
Restructuring, net	(977)	(1,336)

GAAP Operating income	2,245	2,434

Other income (expense)	3,454	(1,461)
Income tax expense	943	1,526
Loss from discontinued operations	(2,624)	—

Net income (loss)	$2,132	$(553)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	October 31, 2005	July 31, 2005
	(in thousands)
Total assets of continuing operations:
eBusiness and Fulfillment
Americas	$268,854	$244,273
Asia	195,780	188,738
Europe	187,432	160,699

Total eBusiness and Fulfillment	652,066	593,710
Other	118,091	127,877

	$770,157	$721,587

J.	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with (SFAS) No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. Approximately 5.3 million weighted average common stock equivalents were included in the denominator in the calculation of dilutive earnings per share for the three months ended October 31, 2005. Approximately 3.9 million common stock equivalent shares and approximately 0.4 million nonvested shares were excluded from the denominator in the diluted earnings per share calculation as their inclusion would have been antidilutive. For the three months ended October 31, 2004, approximately 19.2 million options and 5.3 million nonvested restricted shares were excluded from the denominator in the diluted loss per share calculation as their inclusion would be antidilutive.

K.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended October 31,
	2005	2004
	(in thousands)
Net income (loss)	$2,132	$(553)

Net unrealized holding gain (loss) on securities	(33)	(18)
Reclassification adjustment for net realized loss on securities included in net income (loss)	77	—

	44	(18)
Foreign currency translation adjustment	(616)	2,930

Comprehensive income (loss)	$1,560	$2,359

The components of accumulated other comprehensive income (loss) are as follows:

	October 31, 2005	July 31, 2005
	(in thousands)
Net unrealized holding gains (losses) on securities	$11	$(33)
Cumulative foreign currency translation adjustment	1,746	2,362
Minimum pension liability adjustment	(338)	(338)

Accumulated other comprehensive income (loss)	$1,419	$1,991

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

L.	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

	Three Months Ended October 31,
	2005	2004
	(in thousands)
Cash paid for interest	$912	$448
Cash paid for income taxes	$452	$163
Nonvested stock grant to certain executives and employees	$856	$5,859

Significant non-cash activities during the three months ended October 31, 2005 included the issuance of approximately 0.5 million shares of nonvested CMGI common stock (valued at approximately $0.9 million) to certain executives and employees of the Company.

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

M.	INVENTORIES

Inventories at October 31, 2005 and July 31, 2005 consisted of the following:

	October 31, 2005	July 31, 2005
	(in thousands)
Raw Materials	$66,082	$48,314
Work-in-process	2,378	1,172
Finished Goods	29,873	29,203

	$98,333	$78,689

N.	BORROWING ARRANGEMENTS

On July 31, 2004, SalesLink replaced its outstanding bank facilities with a new Loan and Security Agreement (the Loan Agreement). Following the acquisition of Modus, ModusLink became a party to the Loan Agreement. The Loan Agreement provided a revolving credit facility not to exceed $30.0 million. CMGI was a guarantor of all indebtedness under the Loan Agreement. Interest on the revolving credit facility was based on Prime or LIBOR rates plus an applicable margin. Advances under the credit facility could be in the form of loans or letters of credit. On December 31, 2004, the Loan Agreement was replaced with a new loan agreement to, among other things, include ModusLink as a borrower. On June 30, 2005, the scheduled maturity date, the loan was extended to September 30, 2005. On September 30, 2005, the scheduled loan maturity date, ModusLink and its lender agreed to extend the Loan Agreement one month to facilitate the finalization of a new revolving bank credit facility.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On October 31, 2005, ModusLink entered into a new revolving credit agreement (the New Loan Agreement) with a bank syndicate. The New Loan Agreement is a three-year $60.0 million revolving credit facility, with a scheduled maturity of October 31, 2008. Advances under the New Loan Agreement may be in the form of loans or letters of credit. Outstanding borrowings under the former Loan Agreement have been assumed by the new loan facility such that at October 31, 2005, approximately $24.8 million of borrowings were outstanding under the facility, and approximately $1.9 million had been reserved in support of outstanding letters of credit. Interest on the revolving credit facility is based on Prime or LIBOR plus an applicable margin. The credit facility includes certain restrictive financial covenants, all of which ModusLink was in compliance with at October 31, 2005. These covenants include balance sheet leverage, liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, acquire or sell assets without prior approval from the lenders. CMGI is not a guarantor under the New Loan Agreement.

O.	CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising out of operations in the normal course of business, which it considers routine and incidental to its business. The Company currently is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on the Company’s business, results of operation or financial condition.

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

Overview

CMGI, through its subsidiary, ModusLink, provides industry-leading global supply chain management services and marketing distribution solutions. ModusLink provides extended supply chain management services and solutions to the technology industry on a global basis. These services and solutions include supply base and inventory management, sourcing, manufacturing, configuration, assembly processes, EDI solutions offering direct connections with customers IT systems, distribution and fulfillment, e-commerce, order management, production, customer service and supply chain design and consulting. In addition, ModusLink provides marketing distribution services, under the SalesLink name, to customers, fulfilling orders for promotional collateral and products by assembling and shipping the items requested. We also maintain interests in several venture capital funds which invest in emerging, innovative and promising technologies and industries. An aggregate of $4.7 million was invested by our venture capital affiliate during the three months ended October 31, 2005.

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “non-GAAP operating income (loss),” which is defined as the operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets, and stock-based compensation. See Note I of Notes to Condensed Consolidated Financial Statements for segment information, including a reconciliation of non-GAAP operating income (loss) to net income (loss).

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

For the three months ended October 31, 2005, CMGI reported net revenue of $307.4 million, an operating profit of $2.2 million and net income of $2.1 million. Included in both our operating profit and net income for the first quarter of fiscal 2006 was incremental stock-based compensation of $1.5 million related to the implementation of SFAS 123(R). We currently conduct business in the United Kingdom, The Netherlands, Hungary, France, Singapore, Taiwan, China, Malaysia, Ireland, The Czech Republic, Mexico and other foreign locations, in addition to the Company’s North American operations. We expect to continue to develop and expand our vertical markets and service offerings. At October 31, 2005, we had cash and cash equivalents and available for sale securities of $154.3 million, and working capital of $248.1 million. Our primary use of cash during the three months ended October 31, 2005 was for working capital requirements in support of new customer programs and seasonality-based demand.

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

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three months ended October 31, 2005, sales to two customers, Hewlett-Packard and Kodak, accounted for approximately 29% and 15%, respectively, of our consolidated net revenue. During the three months ended October 31, 2005, five customers accounted for approximately 61% of the Company’s net revenues. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key customers. We currently do not have any agreements which obligate any customer to buy a minimum amount of products or services from us. Consequently, our sales are subject to demand variability by our customers. The level and timing of orders placed by our customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Due to seasonality, we expect that revenues will be higher in the first and second fiscal quarters of the year, as our clients increase production for the holiday and calendar year-end season.

During the latter part of fiscal 2005, we developed a set of strategic initiatives and an operating plan focused on increasing both revenue and profitability. We view the continued development of our global operational infrastructure and footprint as a primary source of differentiation in the marketplace. We believe that by leveraging our global footprint we will be able to optimize our client’s supply chains using multi-facility, multi-geographic solutions. In line with this focus, during fiscal 2005, we made our initial investment in the implementation of a new global systems infrastructure, the foundation of which will be run on SAP’s enterprise resource planning system, and opened two new solution centers, one in West Valley City, Utah and one in Brno, Czech Republic.

In fiscal 2006, we are focused on executing against our strategic plan, including implementing the following initiatives to achieve our goals:

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

Drive operational efficiencies throughout our organization; As a result of the Modus acquisition, the Company has been running multiple information technology systems at a significant cost. Our strategy is to offer an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution will enable clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe our clients will benefit greatly from a global integrated business solution while we too reduce our operating costs. Over the next two years, we expect to invest approximately $24.0 million in this initiative. Another program that we expect will drive further operational efficiencies in fiscal 2006 and beyond is the implementation of a global shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions (“Hub and Spoke”). We believe this initiative will yield improved process standardization and operating efficiency gains, as well as lower our operating costs.

We believe that successful execution of these initiatives will enable the Company to increase its gross margin percentage to approximately 13% – 14% by fiscal 2008, compared to the fiscal 2005 gross margins of approximately 11%. We also believe that these initiatives will allow us to reduce our overall selling, general and administrative and restructuring costs by $25.0 million within two years, by fiscal 2008. Among the key external factors that will influence our performance against these goals are global economic conditions, especially in the technology sector, demand for our customers’ products, and demand for outsourcing services.

Results of Operations

Three months ended October 31, 2005 compared to the three months ended October 31, 2004

Net Revenue:

	Three Months Ended October 31, 2005	As a % of Total Net Revenue	Three Months Ended October 31, 2004	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$133,330	43%	$107,266	42%	$26,064	24%
Asia	60,717	20%	51,329	20%	9,388	18%
Europe	113,328	37%	98,453	38%	14,875	15%

Total eBusiness and Fulfillment	307,375	100%	257,048	100%	50,327	20%
Other	—	—%	78	—%	(78)	(100)%

Total	$307,375	100%	$257,126	100%	$50,249	20%

Net revenue within the Americas, Asia, and Europe segments increased for the three months ended October 31, 2005, as compared to the same period in the prior year, primarily as a result of the net revenue contributions from new supply chain management programs awarded during the second half of fiscal 2005 and the first quarter of fiscal 2006, and seasonality-based demand for certain of our new customers products for the holiday season. The Americas region’s net revenue growth from new supply chain management programs was partially offset by approximately $17.0 million of lower revenues due to a combination of lower order volumes and a change in the mix of order volumes for certain customer programs as compared to the prior year. Within the Asia region, net revenue growth from new supply chain management programs was partially offset by approximately $7.6 million of lower revenues due to price reductions and form factor changes by customers, and approximately $3.8 million of lower revenues due to lower order volumes for certain customer programs as compared to the prior year. “Form factor” relates to the simplification or elimination of components from our clients’ final products, which in turn reduces the Company’s margin potential. Within the Europe region net revenue growth from new supply chain management programs was partially offset by approximately $3.8 million of lower revenues due to lower order volumes and a change in the mix of order volumes for certain customer programs as compared to the prior year.

Two customers, Hewlett-Packard and Kodak, accounted for approximately 29% and 15%, respectively, of CMGI’s consolidated net revenue for the three months ended October 31, 2005. One customer, Hewlett-Packard, accounted for approximately 39% of CMGI’s consolidated net revenue for the three months ended October 31, 2004. We expect that a significant portion of our annual volume in fiscal 2006 with Kodak will be concentrated within the first quarter of our fiscal year in support of seasonality based demand for Kodak’s consumer products during the holiday season.

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

Cost of Revenue:

	Three Months Ended October 31, 2005	As a % of Segment Net Revenue	Three Months Ended October 31, 2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$121,388	91%	$97,828	91%	$23,560	24%
Asia	48,812	80%	36,461	71%	12,351	34%
Europe	105,539	93%	91,457	93%	14,082	15%

Total eBusiness and Fulfillment	$275,739	90%	$225,746	88%	$49,993	22%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. Cost of revenue within the Americas, Asia, and Europe segments increased for the three months ended October 31, 2005 primarily as a result of the increase in revenues in each region as compared to the prior year. Overall net revenue increased 20% while cost of revenue increased 22%, as compared to the prior year. As a result, gross margins for the first quarter of fiscal 2006 were 10% as compared to 12% in the prior year quarter. Of the two-percentage point decline in gross margin percentage, approximately one percentage point of the decline was due to a shift in the mix of the Company’s order volumes to lower margin hardware products as compared to the prior year. Volumes for these lower margin hardware programs outpaced volumes from other higher margin customer programs year over year, in part due to seasonality driven demand for certain of our new hardware customer programs for the holiday season. In addition, approximately one percentage point of gross margin was lost from a combination of price reduction and form factor changes during the period, primarily in the Asia region.

For the three months ended October 31, 2005, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 9%, 20% and 7%, as compared to 9%, 29% and 7%, respectively, for the same period of the prior year. Within the Asia region, the nine-percentage point decline in gross margins was primarily the result of approximately $7.6 million of price reductions and form factor changes. These price and form factor reductions primarily related to one client in Asia. In addition, the majority of the 18% year-over-year revenue growth in the Asia region was from new customer programs at lower gross margins than the region had realized from its customer programs in the prior year. In recent years, the demand for supply chain management services in both the Americas and Europe has been adversely affected by customers’ migration of their work to lower cost regions of the world, particularly Asia. Accordingly, as a result of the lower overall cost of delivering the Company’s products and services in the Asia region, particularly China, and the increasing demand for supply chain management services in that region, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. We expect that there will be pressure on gross margin levels in Asia as the market, particularly China, matures. Our gross margins are impacted by a number of factors, including competition, order volumes, pricing, customer mix, and overall demand for our customers’ products. A significant portion of the costs required to deliver our products and services is fixed in nature.

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

Selling Expenses:

	Three Months Ended October 31, 2005	As a % of Segment Net Revenue	Three Months Ended October 31, 2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$2,078	2%	$2,197	2%	$(119)	(5)%
Asia	1,388	2%	1,756	3%	(368)	(21)%
Europe	2,037	2%	1,959	2%	78	4%

Total eBusiness and Fulfillment	$5,503	2%	$5,912	2%	$(409)	(7)%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, marketing expenses and travel costs. Selling expenses decreased during the three months ended October 31, 2005 primarily as a result of lower travel related costs, as compared to the same period in the prior fiscal year. For the three months ended October 31, 2005 and 2004, employee related costs represented approximately 67% and 62% of the total selling expense, respectively. The Company expects its selling expenses to continue to approximate 2% of net revenue for the foreseeable future.

General and Administrative Expenses:

	Three Months Ended October 31, 2005	As a % of Segment Net Revenue	Three Months Ended October 31, 2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$6,263	5%	$6,455	6%	$(192)	(3)%
Asia	4,516	7%	4,859	9%	(343)	(7)%
Europe	6,681	6%	5,500	6%	1,181	21%

Total eBusiness and Fulfillment	17,460	6%	16,814	7%	646	4%
Other	4,245	—	3,577	4,586%	668	19%

Total	$21,705	7%	$20,391	8%	$1,314	6%

General and administrative expenses within the Americas, Asia, and Europe operating segments consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. General and administrative expenses increased during the three months ended October 31, 2005, as compared to the same period in the prior fiscal year, primarily as a result of approximately $2.2 million of costs associated with the Company’s migration to a new ERP platform. These costs were partially offset by approximately $1.6 million of lower employee related costs, as compared to the prior year. Within the Europe region, the 21% increase in general and administrative expenses was primarily associated with the ERP initiative (approximately $0.7 million).

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, and administration costs related to the Company’s venture capital affiliates. General and administrative expenses within the Other category increased compared to the same period in the prior fiscal year, primarily as a result of approximately $1.0 million of stock based compensation expense recorded in connection with the Company’s adoption of SFAS No. 123(R). This increase was partially offset by approximately $0.2 million of lower costs related to the Company’s insurance programs. The Company expects its general and administrative costs to approximate 8% to 9% of net revenue for the remainder of fiscal 2006 due primarily to higher information technology expenditures associated with the Company’s migration to a common ERP platform, and increased stock compensation expense related to the continued application of SFAS No. 123(R). These increased general and administrative costs are expected to be partially offset by cost savings in connection with the implementation of the Hub and Spoke shared services model.

Amortization of Intangible Assets:

	Three Months Ended October 31, 2005	As a % of Segment Net Revenue	Three Months Ended October 31, 2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$531	—%	$550	1%	$(19)	(3)%
Asia	510	1%	433	1%	77	18%
Europe	165	—%	324	—%	(159)	(49)%

Total eBusiness and Fulfillment	$1,206	—%	$1,307	1%	$(101)	(8)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 1 to 7 years.

Restructuring:

	Three Months Ended October 31, 2005	As a % of Segment Net Revenue	Three Months Ended October 31, 2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$361	—%	$5	—%	$356	7,120%
Asia	—	—%	913	2%	(913)	(100)%
Europe	829	1%	418	—%	411	98%

Total eBusiness and Fulfillment	1,190	—%	1,336	1%	(146)	(11)%
Other	(213)	—	—	—%	(213)	(100)%

Total	$977	—%	$1,336	1%	$(359)	(27)%

During the three months ended October 31, 2005, the Company recorded net restructuring charges of approximately $1.0 million. These charges consisted of approximately $0.5 million relating to a workforce reduction of 34 employees primarily related to the consolidation of two plants in the Netherlands and a $0.5 million charge related to unutilized facilities for which the Company expects to realize no future economic benefit. These charges were partially offset by a $0.2 million reduction of a previously recorded employee severance accrual.

During the three months ended October 31, 2004, the Company recorded net restructuring charges of approximately $1.3 million. These charges consist of approximately $0.5 million related to a workforce reduction of 27 employees, and approximately $0.8 million relating to unoccupied facilities for which the Company expects to realize no future economic benefit.

Other Income/Expense:

During the three months ended October 31, 2005, interest income increased $0.6 million to $1.2 million from $0.6 million for the same period in the prior fiscal year. The increase in interest rates was the result of higher average interest rates during the current period compared to the same period in the prior fiscal year. This increase in interest income was partially offset by an overall decrease in the average cash balances.

Interest expense totaled approximately $0.6 million and $0.4 million for the three months ended October 31, 2005 and 2004, respectively. In both periods, interest expense of approximately $0.2 million related to the Company’s stadium obligation, and the remaining interest expense related primarily to outstanding borrowings on a revolving bank credit facility.

Other Gains (Losses), net:

Other gains (losses) net, totaled a gain of $3.2 million for the three months ended October 31, 2005 as compared to a loss of $1.4 million for the same period of the prior fiscal year. During the three months ended October 31, 2005, the Company recorded a gain of approximately $2.7 million related to the sale of a building in Europe. In addition, the Company incurred foreign exchange gains of approximately $0.5 million during the three months ended October 31, 2005, primarily related to unhedged foreign currency exposures in Asia. During the three months ended October 31, 2004, the Company incurred foreign exchange losses of approximately $1.8 million, primarily related to unhedged foreign currency exposures in Asia.

Equity in Losses of Affiliates, net:

Equity in losses of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity in income (losses) of affiliates. Equity in losses of affiliates increased to approximately $0.4 million for the three months ended October 31, 2005 from $0.2 million for the same period in the prior fiscal year, primarily as a result of an increase in net losses recognized by certain of the affiliate companies.

Income Taxes:

The Company does not record any income tax benefit for losses generated in the U.S. as it is more likely than not that the Company will not realize such benefits and the fact that the Company has fully utilized its tax loss carryback benefits. The Company provides income tax expense related to certain foreign and state taxes. During the three months ended October 31, 2005, the Company recorded income tax expense of approximately $0.9 million, as compared to $1.5 million for the same period of the prior year.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of investments in subsidiary and affiliate entities and borrowings from lending institutions. As of October 31, 2005, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $154.1 million. In addition, on October 31, 2005, ModusLink entered into a new revolving credit agreement (the New Loan Agreement) with a bank syndicate. The New Loan Agreement is a three-year $60.0 million revolving credit facility, with a scheduled maturity of October 31, 2008. Advances under the New Loan Agreement may be in the form of loans or letters of credit. Outstanding borrowings under the former Loan Agreement have been assumed by the new loan facility such that at October 31, 2005, approximately $24.8 million of borrowings were outstanding under the facility, and approximately $1.9 million had been reserved in support of outstanding letters of credit. Interest on the revolving credit facility is based on Prime or LIBOR plus an applicable margin. The credit facility includes certain restrictive financial covenants, which include balance sheet leverage, liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, or acquire or sell assets without prior approval from the lenders. The Company’s working capital at October 31, 2005 was approximately $248.1 million.

Net cash used for operating activities of continuing operations was $30.9 million for the three months ended October 31, 2005, compared to $21.2 million for the three months ended October 31, 2004. Cash used for operating activities of continuing operations represents net income (loss) as adjusted for non-cash items. During the three months ended October 31, 2005, non-cash items primarily included $2.6 million of depreciation expense, $1.2 million of amortization of intangible assets, and $2.0 million of stock-based compensation expense. During the three months ended October 31, 2004, non-cash items primarily included $2.4 million of depreciation, $1.3 million of amortization of intangible assets, $1.5 million of stock-based compensation, and non-operating losses, net of $1.2 million.

The Company believes that the reduction in the net cash used for operating activities of continuing operations is dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are dependent on several factors including the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition in our markets is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. A one-percentage point decline in our gross margins earned during the three months ended October 31, 2005, would have resulted in a $3.1 million decline in our cash flows from operating activities. We continue to focus on margin improvement, through cost reductions and asset and employee productivity gains in order to improve the profitability and cash flows of our business and maintain our competitive position. As outlined in our discussion on strategic initiatives in the Overview section above, we are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, move work to lower-cost venues, establish facilities closer to our customers to gain efficiencies, and add other service offerings at higher margins.

Investing activities of continuing operations used cash of $5.6 million for the three months ended October 31, 2005 and used cash of $71.6 million for the three months ended October 31, 2004. The $5.6 million of cash used for investing activities consists of $3.7 million of capital expenditures and $4.7 million of investments in affiliates, partially offset by $2.7 million of proceeds from the sale of a building in Europe. During the three months ended October 31, 2004, CMGI issued approximately 68.6 million shares of common stock and assumed or substituted options to purchase approximately 12.6 million shares of CMGI common stock in exchange for all outstanding equity of Modus. In addition, the Company paid $100.7 million to retire Modus’ indebtedness and $2.5 million for certain deal related costs. These cash payments were partially offset by Modus’ cash acquired of $37.0 million, for a net cash payment of $66.2 million. Also during the three months ended October 31, 2004, the Company paid additional acquisition related costs of approximately $0.9 million and capital expenditures of approximately $2.5 million. As of October 31, 2005, the Company has $26.8 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities. During the three months ended October 31, 2005 the Company invested approximately $2.2 million in a new Enterprise Resource Planning System in connection with its strategy to create a global integrated supply-chain system infrastructure that extends from front-end order management through distribution returns management. During the remainder of fiscal 2006 the Company expects to invest approximately $12.6 million of additional capital in its new ERP system. The total investment in the new ERP system through fiscal 2007 is expected to approximate $24.0 million.

Financing activities of continuing operations used cash of $1.5 million and provided cash of $0.5 million for the three months ended October 31, 2005 and 2004, respectively. The $1.5 million of cash used for financing activities of continuing operations during the three months ended October 31, 2005 primarily related to the repayment of a mortgage in connection with the sale of a building in Europe. The $0.5 million of cash provided by financing activities of continuing operations during the three months ended October 31, 2004 includes $0.8 million of proceeds from the issuance of common stock and $0.3 million of payments of long-term debt. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities.

Given the Company’s cash resources as of October 31, 2005 and as a result of the impact of the Modus acquisition in fiscal 2005, the Company believes that it has sufficient working capital and liquidity to support its operations, as well as continue to make investments through its venture capital affiliates over the next fiscal year and for the foreseeable future. However, should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements other than operating leases that are recorded in accordance with accounting principles generally accepted in the United States of America.

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

ModusLink has a revolving credit facility of $60.0 million. As of October 31, 2005, approximately $24.8 million of borrowings were outstanding under the facility, and approximately $1.9 million had been reserved in support of outstanding letters of credit.

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

Future minimum payments, including previously recorded restructuring obligations, as of October 31, 2005 are as follows:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
	(in thousands)
Operating leases	$89,786	$21,704	$30,637	$20,644	$16,801
Stadium obligations	16,000	1,600	3,200	3,200	8,000
Long-term debt	198	89	109	—	—
Purchase obligations	77,805	77,805	—	—	—
Revolving line of credit	24,785	—	24,785	—	—

Total	$208,574	$101,198	$58,731	$23,844	$24,801

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $1.1 million.

Total rent and equipment lease expense charged to continuing operations was approximately $6.2 and $6.6 million for the three months ended October 31, 2005 and 2004, respectively.

From time to time the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. As of October 31, 2005, the Company had guarantees related to a facility lease of a former subsidiary and guarantees of indebtedness totaling approximately $1.7 million. As of October 31, 2005, the Company had no recorded liabilities with respect to these arrangements.

From time to time, the Company agrees to provide indemnification to its customers in the ordinary course of business. Typically, the Company agrees to indemnify its customers for losses caused by the Company with respect to certain intellectual property, such as databases, software masters, certificates of authenticity and similar valuable intellectual property. As of October 31, 2005, the Company had no recorded liabilities with respect to these arrangements.

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

The Company has identified the accounting policies below as the policies most critical to its business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Our critical accounting policies are as follows:

•	Revenue recognition

•	Restructuring expenses

•	Loss contingencies

•	Stock-Based Compensation Expense

•	Accounting for impairment of long-lived assets, goodwill and other intangible assets

•	Investments

•	Income taxes

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

Restructuring Expenses. For restructuring plans implemented prior to December 31, 2002, the Company assessed the need to record restructuring charges in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The Company also applies EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and Staff Accounting Bulletin (SAB) No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. The Company records liabilities that primarily include the estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations, bandwidth agreements and other service contracts. These estimates are based on the remaining amounts due under various contractual agreements, adjusted for any anticipated contract cancellation penalty fees or any anticipated or unanticipated event or changes in circumstances that would reduce these obligations. In the past, certain of our restructuring estimates relating to contractual obligations have been settled for amounts less than our initial estimates. As of October 31, 2005, the Company’s accrued restructuring balance totaled $19.0 million, of which remaining contractual obligations represented $14.5 million. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate experts to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10%–20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by $1.9–$3.8 million.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. The provisions of this Statement have been applied by the Company to exit or disposal activities that were initiated after December 31, 2002.

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

Stock-Based Compensation Expense. On August 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases related based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company measured options, granted prior to August 1, 2005, compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended October 31, 2005 consisted of stock-based compensation expense related to employee stock options and employee stock purchases of approximately $1.5 million, excluding approximately $0.5 million of stock-based compensation for nonvested stock. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended October 31, 2004.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three months ended October 31, 2005 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended October 31, 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures.

Upon adoption of SFAS No. 123(R), the Company also changed its method of valuation for stock-based awards granted after August 1, 2005 to a lattice-binomial option-pricing model (“lattice-binomial model”) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS No. 123. The Company uses third party analyses to assist in developing the assumptions used in its lattice-binomial model and the resulting fair value used to record compensation expense. The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award. A 20% increase in the estimated fair value of the options granted during the three months ended October 31, 2005 would result in an $0.1 million increase in the estimated stock-based compensation for the fiscal year ended July 31, 2006.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS No. 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the additional paid-in capital pool and the consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

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

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Management predominantly uses third party valuation reports to assist in its determination of the fair value of reporting units subject to impairment testing. These valuation reports, used to determine the fair value of reporting units for purposes of impairment testing, rely heavily on projections of future operating performance. The preparation of these projections takes into consideration both past performance and management’s expectations for future performance based on its experience. Further, in accordance with the provisions of SFAS No. 142, the Company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. As of July 31, 2004, based on the provisions of SFAS No. 142, the Company had two reporting units for purposes of goodwill impairment testing. Upon completion of its acquisition of Modus Media on August 2, 2004, the Company concluded that it had three reporting units (Americas, Asia, and Europe) for purposes of goodwill impairment testing. Additionally, the Company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. The Company performed its annual impairment test during the fourth quarter of fiscal 2005 and concluded goodwill was not impaired. At October 31, 2005, the Company’s carrying value of goodwill and other intangible assets totaled $184.4 million and $20.2 million, respectively. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Future operating results and cash flows from operations are dependent on several factors including the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. If our assumptions regarding our ability to maintain our competitive position in the marketplace or our assumptions of the future demand for our customers’ products and services used in preparing our valuations of the Company’s reporting units differ materially from actual future results, the Company may record impairment charges in the future.

Investments. The Company maintains interests in several privately held companies primarily through its various venture capital affiliates. These venture affiliates (“CMGI @Ventures”) invest in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. At October 31, 2005, the Company had approximately $26.8 million of investments in privately held companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates, net” in the Company’s Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes, and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $0.4 million for the three months ended October 31, 2004. These impairment losses are reflected in “Equity in losses of affiliates, net” in the Company’s Consolidated Statements of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operation in the future. We may incur additional impairment charges to our equity investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $26.8 million of investments in affiliates at October 31, 2005 ranging from 10%–20%, respectively, would decrease our income from continuing operations by $2.7–$5.4 million.

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

Income Taxes. Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At October 31, 2005 and 2004, respectively, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. At October 31, 2005, the Company’s net operating loss carryforwards for federal and state purposes totaled $2.0 billion and $2.1 billion, respectively. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $40.0 million.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

New Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards SFAS No. 154, Accounting Changes and Error Corrections which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28 . SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued Statement SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). This statement supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”, and Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” The statement is effective for interim or annual periods beginning after June 15, 2005. Accordingly, effective August 1, 2005, we adopted the fair-value recognition provisions of SFAS No. 123(R). See Critical Accounting Policies and Note E for further description of the Company’s implementation of SFAS No. 123(R).

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

During the three months ended October 31, 2005, we reported operating income of approximately $2.2 million. While we have reported operating profitability in past periods, as a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict and may fluctuate significantly. We anticipate that we will continue to incur significant operating expenses in the future, including significant costs of revenue and general and administrative expenses. We also have significant commitments and contingencies, including borrowings under a revolving line of credit, real estate leases, continuing stadium sponsorship obligations, and inventory purchase obligations. As a result, we can give no assurance that we will sustain operating profitability in the future. We may also use significant amounts of cash to fund growth and expansion of our operations, including through additional acquisitions. At October 31, 2005, we had a consolidated cash, cash equivalents and marketable securities balance of approximately $154.3 million and fixed contractual obligations of $208.6 million. If we are unable to sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

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

In addition, the loss of any one or more of our customers would cause our revenues to decline, perhaps below expectations. For the three months ended October 31, 2005, sales to two customers, Hewlett-Packard and Kodak, accounted for approximately 29% and 15%, respectively, of our consolidated net revenue. During the three months ended October 31, 2005, five customers accounted for approximately 61% of the Company’s net revenues. We currently do not have any agreements which obligate any customer to buy a minimum amount of products or services. We do not currently have any agreements which designate us as the sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard or any other key customers, or a decision by any one of our key customers to significantly change or reduce the services we provide, would have a material adverse effect on our business. There can be no assurance that our revenue from key customers will not decline in future periods.

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

We currently conduct business in Mexico, China, Taiwan, Singapore, Malaysia, the United Kingdom, Hungary, Ireland, The Czech Republic, France, The Netherlands and certain other foreign locations, in addition to our United States operations. Sales outside the United States accounted for 58% of CMGI’s total revenue for the three months ended October 31, 2005. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. There is also additional risk if the currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While the Company often enters into forward currency exchange contracts to manage exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

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

As a result of intense price competition in the technology products marketplace, the gross margins in our supply chain management business are low, and we expect them to continue to be low in the future. These low gross margins magnify the impact of variations in revenue and operating costs on our financial results. Although we have identified certain initiatives designed to increase our gross margins, increased competition arising from industry consolidation and/or low demand for certain products may hinder our ability to maintain or improve our gross margins. Portions of our operating expenses are relatively fixed, and planned expenditures are based in part on anticipated orders. Our current ability to forecast the amount and timing of future order volumes is low, and we expect such condition to continue for the foreseeable future, as the Company is highly dependent upon the business needs of its customers, which are highly variable. As a result, we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins. We may also be required to spend money to restructure our operations should future demand fall significantly in any one facility. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

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

Interest Rate Risk

The Company has from time to time used derivative financial instruments to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The derivatives the Company uses are straightforward instruments with liquid markets. At October 31, 2005, the Company was primarily exposed to the Prime Rate, London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rates (EURIBOR) on its outstanding borrowing arrangements, and the Company had no open derivative positions with respect to its borrowing arrangements. A hypothetical 100 basis point increase in our interest rates would result in an approximate 18%, or $0.1 million, increase in our interest expense for the three months ended October 31, 2005.

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

International revenues from our foreign operating segments accounted for approximately 58% of total revenues during the three months ended October 31, 2005. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

Using the foreign currency exchange rates from the beginning of our fiscal year, our Europe revenues for the three months ended October 31, 2005 would have been lower than we reported using the actual exchange rates by approximately $0.4 million and operating income would have been higher by approximately $0.2 million.

We are also exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended October 31, 2005, we recorded foreign currency translation losses of approximately $0.6 million. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three months ended October 31, 2005, we recorded foreign currency transaction gains of approximately $0.5 million which are recorded in other gains (losses), net in our consolidated statements of operations.

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

Item 4.	Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company may become involved in litigation relating to claims arising out of operations in the normal course of business, which it considers routine and incidental to its business. The Company currently is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on the Company’s business, results of operation or financial condition.

Item 5.	Other Information.

During the quarter ended October 31, 2005, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMGI, Inc.

Date: December 12, 2005	By:	/s/ THOMAS OBERDORF
Thomas Oberdorf
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Second Amended and Restated Loan and Security Agreement, dated October 31, 2005, by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holdings Corp., as borrowers, and LaSalle Bank National Association and Citizens Bank of Massachusetts, as lenders, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2005 (File No. 000-23262).

10.2	2005 Non-Employee Director Plan is incorporated herein by reference to Appendix V to the Registrant’s Definitive Schedule 14A filed November 7, 2005 (File No. 000-23262).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.