Form 10-Q
period 2006-01-31
CMGI INC
filed 2006-03-10
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 6, 2006, there were 486,381,124 shares of the registrant’s Common Stock, $.01 par value per share outstanding.

CMGI, INC.

FORM 10-Q

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	January 31, 2006	July 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$159,701	$192,483
Available-for-sale securities	3,274	278
Accounts receivable, trade, net of allowance for doubtful accounts of $1,594 and $2,107 at January 31, 2006 and July 31, 2005, respectively	215,925	162,913
Inventories	92,163	78,689
Prepaid expenses and other current assets	9,094	11,800
Current assets of discontinued operations	1,733	2,912

Total current assets	481,890	449,075

Property and equipment, net	42,942	40,579
Investments in affiliates	27,957	22,528
Goodwill	181,925	177,250
Other intangible assets	18,952	21,364
Other assets	3,586	5,888
Non-current assets of discontinued operations	2,362	5,000

	$759,614	$721,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$65	$1,670
Current installments of obligations under capital lease	305	304
Revolving line of credit	—	24,785
Accounts payable	156,499	134,252
Current portion of accrued restructuring	8,767	11,251
Accrued income taxes	3,393	2,778
Accrued expenses	48,291	43,024
Other current liabilities	2,883	3,797
Current liabilities of discontinued operations	1,999	2,576

Total current liabilities	222,202	224,437

Revolving line of credit	35,786	—
Long-term debt, less current installments	65	98
Long-term portion of accrued restructuring	7,754	7,912
Obligations under capital leases, less current installments	675	823
Other long-term liabilities	17,358	17,101
Non-current liabilities of discontinued operations	98	98
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at January 31, 2006 and July 31, 2005	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and outstanding 486,231,977 at January 31, 2006 and 484,576,758 shares at July 31, 2005	4,862	4,846
Additional paid-in capital	7,452,030	7,453,851
Deferred compensation	—	(6,213)
Accumulated deficit	(6,987,443)	(6,983,260)
Accumulated other comprehensive income	6,227	1,991

Total stockholders’ equity	475,679	471,215

	$759,614	$721,684

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Net revenue	$318,849	$292,025	$622,258	$545,249
Operating expenses:
Cost of revenue	288,445	253,327	560,882	475,824
Selling	5,293	5,302	10,681	10,959
General and administrative	20,276	20,340	41,393	40,435
Amortization of intangible	1,206	1,305	2,412	2,612
Restructuring, net	5,326	977	6,303	2,313

Total operating expenses	320,546	281,251	621,671	532,143

Operating income (loss)	(1,697)	10,774	587	13,106

Other income (expense):
Interest income	1,384	877	2,557	1,507
Interest expense	(722)	(590)	(1,274)	(1,013)
Other gains (losses), net	(1,119)	(1,158)	2,117	(2,600)
Equity in income (losses) of affiliates, net	5	303	(398)	77

	(452)	(568)	3,002	(2,029)

Income (loss) from continuing operations before income taxes	(2,149)	10,206	3,589	11,077
Income tax expense	758	1,020	1,701	2,546

Income (loss) from continuing operations	(2,907)	9,186	1,888	8,531
Discontinued operations, net of income taxes:
Loss from discontinued operations	(3,408)	(1,950)	(6,071)	(1,848)

Net income (loss)	$(6,315)	$7,236	$(4,183)	$6,683

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.01)	$0.02	$0.00	$0.02
Loss from discontinued operations	(0.01)	(0.00)	(0.01)	(0.00)

Net earnings (loss)	$(0.02)	$0.02	$(0.01)	$0.02

Shares used in computing basic earnings (loss) per share	482,727	475,072	482,373	472,472

Shares used in computing diluted earnings (loss) per share	482,727	485,719	487,351	480,905

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended January 31,
	2006	2005
Cash flows from operating activities of continuing operations:
Net income (loss)	$(4,183)	$6,683
Less loss from discontinued operations	(6,071)	(1,848)

Income from continuing operations	1,888	8,531
Adjustments to reconcile net income (loss) to net cash used for continuing operations:
Depreciation	4,701	4,680
Amortization of intangible assets	2,412	2,612
Stock-based compensation	3,789	3,303
Non-operating (gains) losses, net	(351)	(549)
Gain on sale of building	(2,749)	—
Equity in income (losses) of affiliates	398	(77)
Non-cash restructuring charges	312	158
Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
Trade accounts receivable, net	(52,324)	(43,853)
Inventories	(13,382)	(15,016)
Prepaid expenses and other current assets	1,729	558
Accounts payable, accrued restructuring and expenses	22,357	26,268
Refundable and accrued income taxes, net	1,042	604
Other assets and liabilities	(1,534)	1,251

Net cash used for operating activities of continuing operations	(31,712)	(11,530)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(8,463)	(4,481)
Net proceeds from sale of building	2,749	—
Net cash impact of Modus acquisition, including retirement of Modus’ indebtedness	—	(68,073)
Proceeds from affiliate distributions	546	1,098
Investments in affiliates	(5,833)	(4,405)

Net cash used in investing activities of continuing operations	(11,001)	(75,861)

Cash flows from financing activities of continuing operations:
Repayments of long-term debt	(1,638)	(422)
Repayments on capital leases	(149)	(149)
Proceeds from revolving line of credit	11,001	—
Proceeds from issuance of common stock	627	3,859

Net cash provided by financing activities of continuing operations	9,841	3,288

Cash flows from discontinued operations (Revised – see Note B):
Operating cash flows	(74)	47
Investing cash flows	(165)	(606)

Net cash used for discontinued operations	(239)	(559)

Net effect of exchange rate changes on cash and cash equivalents	329	1,112

Net decrease in cash and cash equivalents	(32,782)	(83,550)
Cash and cash equivalents at beginning of period	192,483	271,865

Cash and cash equivalents at end of period	$159,701	$188,315

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A.	NATURE OF OPERATIONS

CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”), through its ModusLink subsidiary, provides industry-leading global supply chain management services that help businesses market, sell and distribute their products and services. In addition, CMGI’s venture capital affiliate, @Ventures, invests in a variety of technology ventures. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in Delaware in 1986. CMGI’s address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

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

On August 2, 2004, CMGI completed its acquisition of Modus Media, Inc., a privately held provider of supply chain management solutions (“Modus”), which conducted business through its wholly owned subsidiary, Modus Media International, Inc. CMGI acquired Modus in order to expand the geographic presence of its supply chain management offerings, diversify its client base, broaden its product and service offerings and bolster its management team. Modus Media International, Inc. has been renamed ModusLink Corporation, and the Company’s supply chain management businesses previously operated by Modus and SalesLink are now operated under the ModusLink name. SalesLink’s marketing distribution services business is managed by ModusLink and continues to operate under the name SalesLink. Through the formation of ModusLink, CMGI has created a supply chain management market leader with fiscal 2005 revenue of $1.1 billion, 42 locations in 14 countries (including six locations in Japan operated by an entity in which the Company has a 40% interest), including a significant China presence, and a widely diversified client base that includes leaders in technology, software and consumer electronics.

During the three months ended January 31, 2006, CMGI’s Board of Directors authorized the divestiture of a business unit within the Company’s Americas reporting segment. Management has determined that this planned divestiture meets the criteria for held for sale accounting for a discontinued operation in accordance with the provisions of Statement of Financial Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As such, the operating results of the business unit have been segregated from continuing operations and have been reported as discontinued operations in the accompanying condensed balance sheets, statements of operations, cash flows and related notes to the condensed consolidated financial statements for all periods presented.

B.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by CMGI in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

notes for the year ended July 31, 2005 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2005. The results for the three-month and six-month periods ended January 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified in accordance with US GAAP to conform to the current year presentation.

Discontinued operations reporting has been applied for certain of the Company’s divestitures (see Note O). During the three months ended January 31, 2006, the Company has revised its presentation of discontinued operations in its statement of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

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

In addition to its three current operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of directors and officers insurance costs, costs associated with maintaining certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance, as well as certain administrative costs related to the Company’s venture capital affiliates. The Other category also consists of any residual results from operations that exist through the cessation of operations of Equilibrium, CMGI Solutions, MyWay, iCast, NaviPath, ExchangePath, and Activate, each of which have been divested or substantially wound down, as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The historical results of these companies were previously reported in the Enterprise Software and Services (Equilibrium and CMGI Solutions), Portals (MyWay and iCast) and Managed Application Services (NaviPath, ExchangePath, and Activate) segments, respectively. The Other category’s balance sheet information includes certain cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating business segments.

In accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and between the Company’s subsidiaries.

C.	NEW ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued a FASB Staff Position (FSP) FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 154, Accounting Changes and Error Corrections which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

D.	GOODWILL AND INTANGIBLE ASSETS

The purchase price of the assets acquired and the liabilities assumed in a business combination are subject to an allocation period in accordance with SFAS 141, Business Combinations. In connection with the Modus acquisition, the allocation period for all adjustments other than those related to tax loss carryforwards expired during the quarter ended October 31, 2005, while the allocation period for tax adjustments will still remain open in accordance with SFAS 109, Accounting for Income Taxes. During the three months ended January 31, 2006, the Company recorded a purchase accounting adjustment of $0.3 million related to a deferred tax balance in Asia. During the six months ended January 31, 2006, total after-tax purchase accounting adjustments of $4.7 million were recorded, of which $3.9 million related to the restructuring of a facility in Europe (see Note G), $0.4 million related to the elimination of redundant positions in the Americas, $0.1 million related to an asset write-down in Europe and $0.3 million related to the previously mentioned tax adjustment in Asia.

The changes in the carrying amount of goodwill for the six months ended January 31, 2006 are as follows:

	Americas	Europe	Asia	Total
	(in thousands)
Balance as of July 31, 2005	$77,764	$26,960	$72,526	$177,250
Adjustments to goodwill from acquisition of Modus	373	4,043	259	4,675

Balance as of January 31, 2006	$78,137	$31,003	$72,785	$181,925

	Goodwill	Customer Relationships	Developed Technology	Trade Names	Total
	(in thousands)
Balance as of July 31, 2005	$177,250	$17,576	$2,332	$1,456	$198,614
Adjustments to goodwill and other intangible assets from the acquisition of Modus	4,416	—	—	—	4,416

Net carrying amount	181,666	17,576	2,332	1,456	203,030
Amortization expense	—	(731)	(292)	(183)	(1,206)

Balance as of October 31, 2005	$181,666	$16,845	$2,040	$1,273	$201,824
Goodwill adjustment from the acquisition of Modus	259	—	—	—	259

Net carrying amount	181,925	16,845	2,040	1,273	202,083
Amortization expense	—	(731)	(292)	(183)	(1,206)

Balance as of January 31, 2006	$181,925	$16,114	$1,748	$1,090	$200,877

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The amortization of intangible assets for the six months ended January 31, 2006 and 2005 would have been primarily allocated to selling expenses had the Company recorded the expenses within the functional operating expense categories.

E.	EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Purchase Plan

On October 4, 1994, the Board of Directors of the Company adopted the 1995 Employee Stock Purchase Plan (the Plan). The purpose of the Plan is to provide a method whereby all eligible employees of the Company and its subsidiaries may acquire an equity interest in the Company through the purchase of shares of common stock. Under the Plan, employees may purchase the Company’s common stock through payroll deductions at an option price equal to 85% of the fair market value of the Company’s common stock on either the first business day or last business day of the applicable quarterly period, whichever is lower. During fiscal year 2002, the Plan was amended to increase the aggregate number of shares to 3.0 million. During the six months ended January 31, 2006 and 2005, the Company issued approximately 113,000 and 98,000 shares, respectively, under the Plan. As of January 31, 2006, approximately 860,000 shares were available for issuance under the Plan.

Stock Option Plans

The Company currently awards stock options under four plans: the 2004 Stock Incentive Plan (the “2004 Plan”), the 2002 Non-Officer Employee Stock Incentive Plan (2002 Plan), the 2000 Stock Incentive Plan (2000 Plan) and the 2005 Non-Employee Director Plan (the “2005 Plan”). Options granted under the 2004 Plan, 2002 Plan and the 2000 Plan are generally exercisable as to 25% of the shares underlying the options beginning one year after the date of grant, with the option being exercisable as to the remaining shares in equal monthly installments over the next three years. Stock options granted under these plans have contractual terms of five to seven years. The Company may also grant awards other than stock options under the 2004 Plan, 2002 Plan and 2000 Plan.

In December 2005, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2005 Plan, pursuant to which the Company may grant non-qualified stock options to certain members of the Board of Directors. The 2005 Plan replaced the Company’s Amended and Restated 1999 Stock Option Plan For Non-Employee Directors (“1999 Plan”). No additional options will be granted under the 1999 Plan; however, all then-outstanding options under the 1999 Plan shall remain in effect in accordance with their respective terms. Up to 2,000,000 shares of common stock may be issued pursuant to awards granted under the 2005 Plan (subject to adjustment in the event of stock splits and other similar events). The 2005 Plan provides that each eligible director who is elected to the Board for the first time after this plan is adopted will automatically be granted an option to acquire 200,000 shares of Common Stock (the “Initial Option”). Each Affiliated Director who ceases to be an Affiliated Director and is not otherwise an employee of the Company or any of its subsidiaries or affiliates will be granted, on the date such director ceases to be an Affiliated Director but remains as a member of the Board of Directors, an Initial Option to acquire 200,000 shares of Common Stock under the plan. Each Initial Option will vest and become exercisable as to 1/36th of the number of shares of Common Stock originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. On the date of each annual meeting of stockholders of the Company commencing with the 2005 Meeting, each eligible director who has served on the Board for at least six months will automatically be granted an option to purchase 24,000 shares of Common Stock (an “Annual Option”), provided that such eligible director serves as a director on the applicable anniversary date. Each Annual Option will vest and become exercisable on a monthly basis as to 1/36th of the number of shares originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. Stock options granted under the 2005 Plan

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

have contractual terms of 10 years. Outstanding options under the 2005 Plan at January 31, 2006 expire through December 2015.

In December 2004, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2004 Plan pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock awards and other equity-based awards for the purchase of up to an aggregate of 15,000,000 shares of common stock of the Company (subject to adjustment in the event of stock splits and other similar events). The maximum number of shares with respect to which stock options may be granted to any one participant under the 2004 Plan may not exceed 6,000,000 shares per calendar year. The maximum number of shares with respect to which awards other than stock options and stock appreciation rights may be granted under the 2004 Plan is 5,000,000 shares.

In March 2002, the Board of Directors adopted the 2002 Plan, pursuant to which 4,150,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 19,150,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards may be granted to the Company’s or its subsidiaries’ employees, other than those who are also officers or directors, as defined. The Board of Directors administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2002 Plan at January 31, 2006 expire through 2013.

In October 2000, the Board of Directors adopted the 2000 Plan, pursuant to which 15,500,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). Under the 2000 Plan, non-qualified stock options or incentive stock options may be granted to the Company’s or its subsidiaries’ employees, consultants, advisors or directors, as defined. The Board of Directors administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2000 Plan at January 31, 2006 expire through 2012.

The 1999 Plan, approved in fiscal year 2000, replaced the Company’s 1995 Directors’ Plan. No options under the 1995 Director’s Plan remain in effect. Pursuant to the 1999 Plan, 2,000,000 shares of the Company’s common stock were initially reserved for issuance.

Stock Option Valuation and Expense Information under SFAS No. 123(R)

On August 1, 2005, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and nonvested shares under SFAS No. 123(R) for the three and six months ended January 31, 2006 which was allocated as follows:

	For the three months ended January 31, 2006	For the six months ended January 31, 2006
	(in thousands)
Cost of goods sold	$147	$284
Selling	200	405
General and administrative	1,432	3,100

	$1,779	$3,789

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company uses a lattice-binomial model to value stock options. The use of a lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate and expected life. The weighted-average estimated value of employee stock options granted during the three and six months ended January 31, 2006 was $0.97 and $1.00 per share, respectively, using the lattice-binomial model with the following weighted-average assumptions:

	For the three months ended January 31, 2006	For the six months ended January 31, 2006
Expected volatility	79.47%	80.52%
Risk-free interest rate	4.30%	4.26%
Expected life (in years)	4.29	4.29

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

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended January 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Options

The status of the plans during the six months ended January 31, 2006 is as follows:

	Number of shares	Weighted average exercise price
	(in thousands, except exercise price)
Stock options outstanding, July 31, 2005	19,456	$1.71
Granted	1,749	1.66
Exercised	(55)	0.61
Forfeited	(1,791)	2.47

Stock options outstanding, October 31, 2005	19,359	$1.64

Granted	2,181	1.57
Exercised	(561)	0.78
Forfeited	(486)	2.06

Stock options outstanding, January 31, 2006	20,493	$1.65

As of January 31, 2006, unrecognized stock-based compensation related to stock options was approximately $10.1 million. This cost is expected to be expensed over a weighted average period of 2.6 years. The aggregate intrinsic value of stock options outstanding as of January 31, 2006 is approximately $4.3 million. The aggregate intrinsic value of stock options exercisable as of January 31, 2006 is approximately $3.0 million.

The following table summarizes information about the Company’s stock options outstanding at January 31, 2006:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
	(number of shares in thousands)
$0.00–$1.00	2,856	5.4 years	$0.51	2,379	$0.50
$1.01–$2.50	16,272	5.3	1.50	6,279	1.49
$2.51–$5.00	1,301	4.7	3.89	1,258	3.91
$5.01–$25.00	17	1.1	23.48	17	23.48
$25.01–$50.00	38	1.8	30.17	38	30.17
$50.01–$150.00	9	4.0	132.44	9	132.44

	20,493	5.2 years	$1.65	9,980	$1.83

Nonvested Stock

Nonvested stock are shares of Common Stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. In connection with the adoption of SFAS No. 123(R) on August 1, 2005, the Company reclassified approximately $6.2 million of recorded deferred compensation related to unamortized nonvested stock to additional paid-in capital. Nonvested stock is expensed ratably over the term

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

of the restriction period, ranging from one to five years. Nonvested stock compensation expense for the three and six months ended January 31, 2006 is approximately $0.4 million and $0.9 million, respectively. Nonvested stock compensation expense for the three and six months ended January 31, 2005 is approximately $1.8 million and $3.3 million, respectively.

A summary of the status of our nonvested stock for the six months ended January 31, 2006, is as follows:

	Number of shares	Weighted average grant date fair value
	(in thousands)
Nonvested stock outstanding, July 31, 2005	4,815	$1.55
Granted	985	1.66
Vested	(2,436)	1.23

Nonvested stock outstanding, October 31, 2005	3,364	$1.82

Granted	140	1.57
Vested	(79)	1.23
Canceled	(10)	1.59

Nonvested stock outstanding, January 31, 2006	3,415	$1.78

The fair value of nonvested shares is determined based on market price of the Company’s common stock on the grant date. The total fair value of nonvested stock that vested during the six months ended January 31, 2006 was approximately $4.6 million. As of January 31, 2006, there was approximately $6.0 million of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted-average period of 3.1 years.

Pro Forma Information under SFAS No. 123

Pro forma information regarding the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and six months ended January 31, 2005 is as follows:

	For the Three Months Ended January 31, 2005	For the Six Months Ended January 31, 2005
	(in thousands, except per share amounts)
Net income	$7,236	$6,683
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,223)	(14,747)
Add: Total stock-based employee compensation expense included in reported net income	1,758	3,303

Pro forma net income (loss)	$6,771	$(4,761)

Net income (loss) per share:
Basic—as reported	$0.02	$0.02

Basic—pro forma	$0.01	$(0.01)

Diluted—as reported	$0.02	$0.02

Diluted—pro forma	$0.01	$(0.01)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended January 31, 2005	For the Six Months Ended January 31, 2005
Risk-free interest rate	3.7%	3.5%
Expected dividend yield	0.0%	0.0%
Expected volatility	69.9%	71.0%
Expected life (years)	6.10	4.10
Weighted average fair value of options granted during the period	$0.89	$0.94

F.	OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
		(in thousands)
Loss on impairment of marketable securities	$—	$—	$(77)	$—
Gain on sale of investments	546	—	546	—
Foreign exchange losses	(1,542)	(1,343)	(1,005)	(3,117)
Gain on sale of building	—	—	2,749	—
Other, net	(123)	185	(96)	517

	$(1,119)	$(1,158)	$2,117	$(2,600)

During the three and six months ended January 31, 2006, the Company recorded foreign exchange losses of approximately $1.5 million and $1.0 million, respectively. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia. The Company has operations in various countries throughout the world and its operating results and financial position can be affected by significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments to manage the exposure that results from such fluctuations, and the Company expects to continue such practice. Also, during the three months ended January 31, 2006, the Company recorded an adjustment of approximately $0.5 million to increase a previously recorded gain on the sale of Molecular (an @Ventures portfolio company) due to the release of funds held in escrow. During the six months ended January 31, 2006, the Company recorded impairment charges of approximately $0.1 million related to the Company’s holdings of shares of NaviSite, and a gain of approximately $2.7 million related to the sale of a building in Ireland.

During the three and six months ended January 31, 2005, the Company incurred foreign exchange losses of approximately $1.3 million and $3.1 million, respectively. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

G.	RESTRUCTURING CHARGES

The following table summarizes the activity in the restructuring accrual for the three and six months ended January 31, 2006:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2005	$1,409	$17,754	$—	$19,163

Restructuring accrual—Modus acquisition	3,504	773	—	4,277
Restructuring charges	723	247	—	970
Restructuring adjustments	(224)	231	—	7
Cash charges	(900)	(4,506)	—	(5,406)

Accrued restructuring balance at October 31, 2005	$4,512	$14,499	$—	$19,011

Restructuring charges	3,488	1,109	312	4,909
Restructuring adjustments	44	373	—	417
Cash charges	(4,700)	(2,804)	—	(7,504)
Non-cash charges	—		(312)	(312)

Accrued restructuring balance at January 31, 2006	$3,344	$13,177	$—	$16,521

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

The net restructuring charges for the three and six months ended January 31, 2006 and 2005, respectively, would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
		(in thousands)
Cost of revenue	$1,713	$142	$2,240	$1,032
Selling	79	69	235	69
General and administrative	3,534	766	3,828	1,212

	$5,326	$977	$6,303	$2,313

The Company’s restructuring initiatives during the three and six months ended January 31, 2006 and January 31, 2005 involved strategic decisions to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contract terminations, severance charges and facility and equipment charges incurred as a result of actions taken to increase operational efficiencies, improve margins, and further reduce expenses. Severance charges included employee termination costs as a result of workforce reductions. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate other vendor contracts. The Company also recorded charges related to operating leases with no future economic benefit to the Company as a result of the abandonment of unutilized facilities.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the three months ended January 31, 2006, the Company recorded net restructuring charges of approximately $5.3 million. These charges consisted of approximately $3.5 million relating to a workforce reduction of 47 employees, primarily due to the elimination of redundant positions in Europe. In addition, the Company recorded approximately $1.1 million relating to unutilized lease facilities for which the Company expects to realize no future economic benefit primarily due to the consolidation of two plants in the Netherlands, as well as approximately $0.3 million relating to the impairment of certain assets no longer in service. The Company also recorded adjustments of $0.4 million to increase a previously recorded restructuring estimate for facility lease obligations, primarily based on changes to the underlying assumptions.

Included in the $5.3 million charge mentioned above, is a charge of $1.0 million related mainly to termination benefits entitled to employees affected by the closure of a site in Europe. The Company expects to reach the cease-use date of the facility during the quarter ended April 30, 2006, at which time additional restructuring charges will be recorded related to the obligation remaining on the facility lease post the cease-use date, as well as, other qualifying costs associated with the exit activity. As of January 31, 2006, the undiscounted obligation remaining on the facility lease, which runs through July 2010, is approximately $2.7 million.

During the six months ended January 31, 2006, the Company recorded net restructuring charges of approximately $6.3 million. These charges consisted of approximately $4.2 million relating to a workforce reduction of 81 employees, primarily due to the elimination of redundant positions in Europe. In addition, the Company recorded approximately $1.4 million of contractual obligations primarily related to the consolidation of two plants in the Netherlands, as well as approximately $0.3 million relating to the impairment of certain assets no longer in service. The Company also recorded adjustments of $0.4 million to increase a previously recorded restructuring estimate for facility lease obligations and employee severance, primarily based on changes to the underlying assumptions.

In addition, during the three months ended October 31, 2005, the Company accrued a purchase accounting adjustment to goodwill of approximately $4.3 million for restructuring activities related to the acquisition of Modus. These restructuring activities occurred in the Americas ($0.4 million) and Europe ($3.9 million), respectively. The restructuring in the Americas was employee severance related to the elimination of redundant positions. The restructuring in Europe primarily related to the closure of a plant in Scotland and consists of approximately $3.1 million of severance for 130 employees and $0.8 million relating to unoccupied facilities for which the Company expects to realize no future economic benefit.

During the three months ended January 31, 2005, the Company recorded net restructuring charges of approximately $1.0 million. These charges consisted of approximately $0.5 million relating to a workforce reduction of 29 employees, $0.3 million relating to unutilized lease facilities for which the Company expects to realize no future economic benefit, and $0.2 million relating to the impairment of certain assets no longer in service.

During the six months ended January 31, 2005, the Company recorded net restructuring charges of approximately $2.3 million. These charges consisted of approximately $0.9 million related to a workforce reduction of 56 employees, approximately $1.2 million relating to unutilized lease facilities for which the Company expects to realize no future economic benefit, and $0.2 million relating to the impairment of certain assets no longer in service.

H.	DERIVATIVES AND FINANCIAL INSTRUMENTS

The Company often enters into forward currency exchange contracts to manage exposures to foreign currencies. The fair value of the Company’s foreign currency exchange contracts is estimated based on foreign

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

exchange rates as of the end of each reporting period. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The Company believes that its forward currency exchange contracts economically function as effective hedges of the underlying exposures, however the foreign currency contracts do not meet the specific criteria for hedge accounting defined in SFAS No. 133, thus requiring the Company to record all changes in the fair value of these contracts in earnings in the period of the change. During the quarter ended January 31, 2006, the Company recorded an unrealized gain of $0.1 million, as a result of fair value changes on its outstanding forward currency exchange contracts. This unrealized gain has been included in Other gains (losses), net in the Company’s condensed consolidated statement of operations.

I.	SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision-maker (CODM) for purposes of making decisions about allocating resources and assessing performance, prior to August 2, 2004, the Company reported one operating segment, eBusiness and Fulfillment, which included the results of operations of the Company’s SalesLink subsidiary which, at that time, operated the Company’s supply-chain management business.

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

For the three and six months ended January 31, 2006, sales to Hewlett-Packard accounted for approximately 28% and 29% of our consolidated net revenue, respectively, and sales to Kodak accounted for approximately 13% and 14% of our consolidated net revenue, respectively. A significant portion of our annual volume in fiscal 2006 was concentrated with Kodak during the first half of our fiscal year in support of seasonality based demand for Kodak’s consumer products during the holiday season.

One customer based in the U.S., Hewlett-Packard, accounted for approximately 35% of the Company’s consolidated net revenue for the three months ended January 31, 2005 and approximately 38% of the Company’s consolidated net revenue for the six months ended January 31, 2005.

International revenues accounted for approximately 56% of total revenues during the six months ended January 31, 2006 as compared to 57% for the same period in the prior year. The growth in our international operations, which is due to our Modus acquisition, has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international segments are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, Singapore Dollars, British Pounds, Chinese Yuan Renminbi and Taiwan Dollars. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues and operating expenses for our Asia and Europe segments. Similarly, our revenues and operating expenses will decrease for our Asia and Europe segments when the U.S. dollar strengthens against foreign currencies.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Summarized financial information of the Company’s continuing operations by segment is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
		(in thousands)
Net revenue:
eBusiness and Fulfillment
Americas	$144,076	$126,513	$273,440	$229,877
Asia	62,951	58,745	123,668	110,074
Europe	111,822	106,761	225,150	205,214

Total eBusiness and Fulfillment	318,849	292,019	622,258	545,165
Other	—	6	—	84

	$318,849	$292,025	$622,258	$545,249

Operating income (loss):
eBusiness and Fulfillment
Americas	$8,722	$5,616	$11,470	$5,745
Asia	5,737	8,634	11,228	15,541
Europe	(12,117)	1,105	(14,040)	(100)

Total eBusiness and Fulfillment	2,342	15,355	8,658	21,186

Other	(4,039)	(4,581)	(8,071)	(8,080)

	$(1,697)	$10,774	$587	$13,106

Non-GAAP operating income (loss):
eBusiness and Fulfillment
Americas	$10,746	$8,933	$15,656	$11,268
Asia	7,451	10,310	14,465	19,489
Europe	(6,675)	2,322	(6,642)	2,769

Total eBusiness and Fulfillment	11,522	21,565	23,479	33,526
Other	(2,715)	(4,290)	(5,687)	(7,512)

	$8,807	$17,275	$17,792	$26,014

Non-GAAP operating income (loss)	$8,807	$17,275	$17,792	$26,014
Adjustments:
Depreciation	(2,193)	(2,461)	(4,701)	(4,680)
Amortization of intangible assets	(1,206)	(1,305)	(2,412)	(2,612)
Stock-based compensation	(1,779)	(1,758)	(3,789)	(3,303)
Restructuring, net	(5,326)	(977)	(6,303)	(2,313)

GAAP operating income (loss)	$(1,697)	$10,774	$587	$13,106
Other income (expense)	(452)	(568)	3,002	(2,029)
Income tax expense	758	1,020	1,701	2,546
Loss from discontinued operations	(3,408)	(1,950)	(6,071)	(1,848)

Net income (loss)	$(6,315)	$7,236	$(4,183)	$6,683

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	January 31, 2006	July 31, 2005
	(in thousands)
Total assets of continuing operations:
eBusiness and Fulfillment
Americas	$241,495	$236,459
Asia	203,404	188,738
Europe	191,116	160,699

Total eBusiness and Fulfillment	636,015	585,896
Other	119,504	127,876

	$755,519	$713,772

J.	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three months ended January 31, 2006, approximately 7.0 million common stock equivalent shares were excluded from the denominator in the diluted loss per share calculation as their inclusion would have been antidilutive. For the six months ended January 31, 2006, approximately 4.9 million weighted average common stock equivalents were included in the denominator in the calculation of diluted earnings per share. Approximately 3.8 million common stock equivalent shares and approximately 0.4 million nonvested shares were excluded from the denominator in the diluted earnings per share calculation as their inclusion would have been antidilutive. For the three and six months ended January 31, 2005, approximately 10.6 million and 8.4 million weighted average common stock equivalents, respectively, were included in the denominator in the calculation of diluted earnings per share.

K.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
		(in thousands)
Net income (loss)	$(6,315)	$7,236	$(4,183)	$6,683
Net unrealized holding gains on securities	2,865	28	2,909	9
Foreign currency translation adjustment arising during the period	1,943	1,093	1,327	4,023

Comprehensive income (loss)	$(1,507)	$8,357	$53	$10,715

The components of accumulated other comprehensive income (loss) are as follows:

	January 31, 2006	July 31, 2005
	(in thousands)
Net unrealized holding gains (losses)	$2,876	$(33)
Cumulative foreign currency translation adjustment	3,689	2,362
Minimum pension liability adjustment	(338)	(338)

Accumulated other comprehensive income	$6,227	$1,991

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

L.	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

	Six Months Ended January 31,
	2006	2005
	(in thousands)
Cash paid for interest	$1,452	$558
Cash paid for income taxes	$771	$25
Restricted stock grant to certain executives and employees (excluding acquisition related grant)	$856	$5,859

Significant non-cash activities during the six months ended January 31, 2006 included the issuance of approximately 0.5 million shares of nonvested CMGI common stock (valued at approximately $0.9 million) to certain executives and employees of the Company.

Significant non-cash activities during the six months ended January 31, 2005 included the issuance of approximately 68.6 million shares of CMGI common stock and assumed or substituted options to purchase approximately 12.6 million shares of CMGI common stock in connection with the acquisition of Modus. In addition, the Company issued approximately 2.5 million shares of restricted CMGI common stock (valued at approximately $3.6 million) to certain executives and employees of Modus in connection with the acquisition.

M.	INVENTORIES

Inventories at January 31, 2006 and July 31, 2005 consisted of the following:

	January 31, 2006	July 31, 2005
	(in thousands)
Raw Materials	$63,655	$48,314
Work-in-process	980	1,172
Finished Goods	27,528	29,203

	$92,163	$78,689

N.	BORROWING ARRANGEMENTS

On July 31, 2004, SalesLink replaced its outstanding bank facilities with a new Loan and Security Agreement (the Loan Agreement). The Loan Agreement provided a revolving credit facility not to exceed $30.0 million. CMGI was a guarantor of all indebtedness under the Loan Agreement. Interest on the revolving credit facility was based on Prime or LIBOR rates plus 1.75%. Advances under the credit facility could be in the form of loans or letters of credit. On December 31, 2004, the Loan Agreement was replaced with a new loan agreement to, among other things, include ModusLink as a borrower. On June 30, 2005, the scheduled maturity date, the loan was extended to September 30, 2005. On September 30, 2005, the scheduled loan maturity date, ModusLink and its lender agreed to extend the Loan Agreement one month to facilitate the finalization of a new revolving bank credit facility.

On October 31, 2005, ModusLink entered into a new revolving credit agreement (the New Loan Agreement) with a bank syndicate. The New Loan Agreement is a three-year $60.0 million revolving credit facility, with a scheduled maturity of October 31, 2008. Advances under the New Loan Agreement may be in the form of loans

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

or letters of credit. Outstanding borrowings under the former Loan Agreement have been assumed by the new loan facility such that at January 31, 2006, approximately $35.8 million of borrowings were outstanding under the facility, and approximately $1.8 million had been reserved in support of outstanding letters of credit. Interest on the revolving credit facility is based on Prime or LIBOR plus an applicable margin (ranging from 1.25 – 1.75%). The New Loan Agreement includes certain restrictive financial covenants, all of which ModusLink was in compliance with at January 31, 2006. These covenants include balance sheet leverage, liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, acquire or sell assets without prior approval from the lenders. CMGI is not a guarantor under the New Loan Agreement.

O.	DISCONTINUED OPERATIONS AND DIVESTITURES

During the three months ended January 31, 2006, CMGI’s Board of Directors authorized the divestiture of a business unit within the Company’s Americas reporting segment. Management has determined that this planned divestiture meets the criteria for held for sale accounting for a discontinued operation in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As such, the operating results of the business unit have been segregated from continuing operations and have been reported as discontinued operations in the accompanying condensed balance sheets, statements of operations, cash flows and related notes to the condensed consolidated financial statements for all periods presented.

Summarized financial information for the discontinued operations are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
	(in thousands)
Results of operations:
Net revenue	$3,211	$3,699	$7,177	$7,601
Total expenses	3,816	5,649	7,860	9,449

Net loss from discontinued operations	(605)	(1,950)	(683)	(1,848)
Adjustment to loss on sale of Tallan	—	—	(2,585)	—

Estimated loss on a business unit	(2,803)	—	(2,803)	—

Net loss from discontinued operations	$(3,408)	$(1,950)	$(6,071)	$(1,848)

	January 31, 2006	July 31, 2005
	(in thousands)
Financial position:
Current assets	$1,733	$2,912
Property and equipment, net	513	2,284
Other assets	1,849	2,716
Total liabilities	(2,097)	(2,674)

Net assets of discontinued operations	$1,998	$5,238

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

P.	CONTINGENCIES

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

Q.	SUBSEQUENT EVENT

On February 28, 2006, Blackboard Inc. (“Blackboard”) completed its acquisition of one of CMGI’s @Ventures portfolio companies, WebCT, Inc. (“WebCT”). Under the terms of the merger agreement, Blackboard acquired WebCT for cash proceeds to shareholders of $178.3 million. Upon the closing, the Company received $21.2 million for @Ventures’ ownership stake in WebCT and expects to record a pre-tax gain on this transaction of approximately $19.4 million in its third fiscal quarter ended April 30, 2006. The Company may also receive up to an additional $2.4 million of contingent consideration, subject to the satisfaction of certain indemnification provisions of the transaction. These indemnification provisions extend one year beyond the close of the transaction and the contingent consideration has not been included in our estimated gain of $19.4 million.

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

Overview

CMGI, through its subsidiary, ModusLink, provides industry-leading global supply chain management services. ModusLink provides extended supply chain management services and solutions to the technology industry on a global basis. These services and solutions include supply base and inventory management, sourcing, manufacturing, configuration, assembly processes, EDI solutions offering direct connections with customers IT systems, distribution and fulfillment, e-commerce, order management, production, customer service and supply chain design and consulting. We also maintain interests in several venture capital funds which invest in emerging, innovative and promising technologies and industries. An aggregate of $5.8 million was invested by @Ventures, our venture capital affiliate, during the six months ended January 31, 2006.

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

We believe our acquisition of Modus Media, Inc. (Modus) on August 2, 2004, our sales and marketing efforts, and our cost savings initiatives implemented throughout fiscal 2005 allowed us to make substantial progress in achieving these goals. The Modus acquisition increased our global footprint significantly, including multiple facilities in China, which has become an increasingly important region of the world for providing supply chain management services in support of many of our global customers and prospects. The integration of Modus with our existing supply chain management business to form ModusLink also improved our operating efficiency by eliminating redundancies, primarily in the areas of facilities and personnel, and by reducing our overall material and freight costs. These operating synergies provided approximately $19.0 million of cost savings in fiscal 2005, and over $28.0 million of annualized cost savings. In addition, in fiscal 2005, we reported our first annual operating profit in nine years.

For the six months ended January 31, 2006, CMGI reported net revenue of $622.3 million, an operating profit of $0.6 million and net loss of $4.2 million. Included in both our operating profit and net loss for the first six months of fiscal 2006 was incremental stock-based compensation of $2.8 million related to the implementation of SFAS 123(R). We currently conduct business in the United Kingdom, The Netherlands, Hungary, France, Singapore, Taiwan, China, Malaysia, Ireland, The Czech Republic, Mexico and other foreign locations, in addition to the Company’s North American operations. We expect to continue to develop and expand our vertical markets and service offerings. At January 31, 2006, we had cash and cash equivalents and available for sale securities of $163.0 million, and working capital of $259.7 million. Our primary use of cash during the six months ended January 31, 2006 was for working capital requirements in support of new customer programs and seasonality-based demand.

During the three months ended January 31, 2006, CMGI’s Board of Directors authorized the divestiture of a business unit within the Company’s Americas reporting segment. Management has determined that this planned divestiture meets the criteria for held for sale accounting for a discontinued operation in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As such, the operating results of the business unit have been segregated from continuing operations and have been reported as discontinued operations in the accompanying condensed balance sheets, statements of operations, cash flows and related notes to the condensed consolidated financial statements for all periods presented.

As a large portion of our revenue comes from outsourcing services provided to customers such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance could be adversely affected by declines in the overall performance of the technology sector. The markets for our supply chain management services are very competitive. We also face pressure from our customers to continually realize efficiency gains in order to help our customers maintain their gross margins and profitability. Increased competition and customer demands for efficiency improvements may result in price reductions, reduced gross margins and in some cases loss of market share. As a result of these competitive and customer pressures, the gross margins in our business are low. Increased competition arising from industry consolidation and/or low demand for our customers’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, move work to lower-cost venues, establish facilities closer to our customers to gain efficiencies, and add other service offerings at higher margins.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three and six months ended January 31, 2006, sales to Hewlett-Packard accounted for approximately 28% and 29%, respectively, of our consolidated net revenue, and sales to Kodak accounted for approximately 13% and 14% of our consolidated net revenue, respectively. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key customers. We currently do not have any agreements which obligate any customer to buy a minimum amount of products or services from us. Consequently, our sales are subject to demand variability by our customers. The level and timing of orders placed by our customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Due to seasonality, we expect that revenues will be higher in the first and second fiscal quarters of the year, as our clients increase production for the holiday and calendar year-end season.

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

In fiscal 2006, we are focused on executing against our strategic plan, including implementing the following initiatives to achieve our goals:

Drive sales growth through a combination of existing client penetration, and targeting new vertical markets; A significant portion of our revenues are currently generated from clients in the computing and software verticals. These verticals are mature and, as a result, gross margins in these verticals are low. To address this, we have expanded our sales focus to include three new markets, in addition to the computing and software verticals, that we believe can benefit from our supply chain expertise. We believe these verticals, including communications, broadband, storage devices, and consumer electronics, are experiencing faster growth than our historical markets, and represent opportunities to realize higher gross margins on our services. Companies in these markets often are early in their product life cycles and have significant need for a supply chain partner who will be an extension to their business models.

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

Drive operational efficiencies throughout our organization: As a result of the Modus acquisition, the Company has been running multiple information technology systems at a significant cost. Our strategy is to offer an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution will enable clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe our clients will benefit greatly from a global integrated business solution while we too reduce our operating costs. Over the next two years, we expect to invest approximately $23.7 million in this initiative. Another program that we expect will drive further operational efficiencies in fiscal 2006 and beyond is the implementation of a global shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions (“Hub and Spoke”). We believe this initiative will yield improved process standardization and operating efficiency gains, as well as lower our operating costs.

We believe that successful execution of these initiatives will enable the Company to increase its gross margin percentage to approximately 13% – 14% by fiscal 2008, compared to the fiscal 2005 gross margins of approximately 11%. We also believe that these initiatives will allow us to reduce our overall selling, general and administrative and restructuring costs by $25.0 million within two years, by fiscal 2008. Among the key external factors that will influence our performance against these goals are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, demand for our customers’ products, and demand for outsourcing services.

Results of Operations

Three months ended January 31, 2006 compared to the three months ended January 31, 2005

Net Revenue:

	Three Months Ended January 31, 2006	As a % of Total Net Revenue	Three Months Ended January 31, 2005	As a % of Total Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$144,076	45%	$126,513	43%	$17,563	14%
Asia	62,951	20%	58,745	20%	4,206	7%
Europe	111,822	35%	106,761	37%	5,061	5%

Total eBusiness and Fulfillment	318,849	100%	292,019	100%	26,830	9%
Other	—	—	6	—	(6)	(100)%

Total	$318,849	100%	$292,025	100%	$26,824	9%

Net revenue within the Americas, Asia, and Europe segments increased for the three months ended January 31, 2006, as compared to the same period in the prior year, primarily as a result of approximately $53.1 million of net revenues from two significant new customer programs awarded during fiscal 2005. A portion of this incremental revenue related to seasonality-based demand for the holiday season. The year over year net revenue growth of $26.8 million or 9% is net of price reductions and form factor changes of approximately $12.9 million, of which approximately $9.3 million related to the Asia region, primarily in connection with the signing of a multi-year contract with a major customer during the spring of 2005. “Form factor” relates to the simplification or elimination of components from our clients’ final products, which in turn reduces the Company’s margin potential.

Two customers, Hewlett-Packard and Kodak, accounted for approximately 28% and 13%, respectively, of CMGI’s consolidated net revenue for the three months ended January 31, 2006. One customer, Hewlett-Packard, accounted for approximately 35% of CMGI’s consolidated net revenue for the three months ended January 31, 2005. We expect that a significant portion of our annual volume in fiscal 2006 with Kodak will be concentrated within the first six months of our fiscal year in support of seasonality based demand for Kodak’s consumer products during the holiday season.

The Company continues to see volatility in demand for our customers’ products and as such maintains a conservative view on order volumes and revenue. Our current ability to forecast the amount and timing of future order volumes is low, and we expect such condition to continue for the foreseeable future, as the Company is highly dependent upon the business needs of its customers, whose businesses, in turn, depend upon various factors related to the high tech sector generally and demand for products and services in that industry. The Company sells primarily on a purchase order basis, rather than pursuant to long-term contracts or contracts with minimum purchase requirements. These purchase orders are generally for quantities necessary to support near-term demand for our customers’ products. A significant portion of our customer base operates in the technology sector, which is intensely competitive and very volatile. Our customers’ order volumes vary from quarter-to-quarter for a variety of reasons, including market acceptance of their new product introductions and overall demand for their products. This business environment, and our mode of transacting business with our customers, does not lend itself to precise measurement of the amount and timing of future order volumes, and as a result, future sales volumes and revenues could vary significantly from period to period.

Cost of Revenue:

	Three Months Ended January 31, 2006	As a % of Segment Net Revenue	Three Months Ended January 31, 2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$127,498	88%	$111,819	88%	$15,679	14%
Asia	50,184	80%	42,713	73%	7,471	17%
Europe	110,763	99%	98,795	93%	11,968	12%

Total eBusiness and Fulfillment	$288,445	90%	$253,327	87%	$35,118	14%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. Cost of revenue within the Americas, Asia, and Europe segments increased for the three months ended January 31, 2006 primarily as a result of the increase in revenues in each region as compared to the prior year. Overall net revenue increased 9% while cost of revenue increased 14%, as compared to the prior year. As a result, gross margins for the second quarter of fiscal 2006 were 10% as compared to 13% in the prior year, an $8.3 million decline. The decline in gross margins was primarily attributable to $5.1 million of additional costs incurred to support a larger than anticipated surge in demand for a significant clients products in Europe during the holiday season. These costs primarily included higher freight expediting fees, warehousing and assembly costs, and distribution costs. The remaining $3.2 million of margin decline reflects certain price reduction and form factor changes partially offset by cost of material savings and increased business volumes.

For the three months ended January 31, 2006, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 12%, 20% and 1%, as compared to 12%, 27% and 7%, respectively, for the same period of the prior year. Within the Asia region, the seven-percentage point decline in gross margin percentage was attributable to $9.3 million of price reductions and form factor changes, primarily in connection with the signing of a multi-year contract with a major customer during the spring of 2005. These price reductions and form factor changes were partially offset by approximately $6.0 million of cost of material savings and increased business volumes. Within the Europe region, the six-percentage point decline in gross margins percentage was primarily attributable to $5.1 million of additional costs incurred to support a larger than anticipated surge in demand for a significant clients products in Europe during the holiday season. These costs primarily included higher freight expediting fees, warehousing and assembly costs, and distribution costs. In addition, gross margins in Europe were negatively impacted by $1.6 million of price reductions and form factor changes vs. the prior year. In recent years, the demand for supply chain management services in both the Americas and Europe has been adversely affected by customers’ migration of their work to lower cost regions of the world, particularly Asia. Accordingly, as a result of the lower overall cost of delivering the Company’s products and services in the Asia region, particularly China, and the increasing demand for supply chain management services in that region, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. We expect that there will be pressure on gross margin levels in Asia as the market, particularly China, matures. Our gross margins are impacted by a number of factors, including competition, order volumes, pricing, customer and product mix and configuration, and overall demand for our customers’ products. A significant portion of the costs required to deliver our products and services is fixed in nature.

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

Selling Expenses:

	Three Months Ended January 31, 2006	As a % of Segment Net Revenue	Three Months Ended January 31, 2005	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$2,357	2%	$1,938	2%	$419	22%
Asia	1,202	2%	1,758	3%	(556)	(32)%
Europe	1,734	2%	1,609	2%	125	8%

Total eBusiness and Fulfillment	5,293	2%	5,305	2%	(12)	—
Other	—	—	(3)	50%	3	100%

Total	$5,293	2%	$5,302	2%	$(9)	—

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, marketing expenses and travel costs. Selling expenses during the three months ended January 31, 2006 were consistent with that of the prior year. During the three months ended January 31, 2006, employee-related costs were higher than the same period in the prior fiscal year by approximately $0.5 million. This increase was offset primarily by lower travel related costs of approximately $0.2 million and lower advertising and marketing expenses of approximately $0.2 million. For the three months ended January 31, 2006 and 2005, employee-related costs represented approximately 65.9% and 56.7% of the total selling expense, respectively. The Company expects its selling expenses to continue to approximate 2% of net revenue for the foreseeable future.

General and Administrative Expenses:

	Three Months Ended January 31, 2006	As a % of Segment Net Revenue	Three Months Ended January 31, 2005	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$4,538	3%	$5,790	5%	$(1,252)	(22)%
Asia	5,073	8%	4,986	8%	87	2%
Europe	6,852	6%	5,000	5%	1,852	37%

Total eBusiness and Fulfillment	16,463	5%	15,776	5%	687	4%
Other	3,813	—	4,564	76,067%	(751)	(16)%

Total	$20,276	6%	$20,340	7%	$(64)	—

General and administrative expenses within the Americas, Asia, and Europe operating segments consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. General and administrative expenses, within these operating segments, increased during the three months ended January 31, 2006, as compared to the same period in the prior fiscal year, primarily as a result of approximately $2.0 million of costs associated with the Company’s migration to a new ERP platform as well as approximately $0.4 of higher employee-related costs. These costs were partially offset by approximately $0.7 million of lower stock-based compensation, $0.5 million of lower legal and accounting costs and $0.3 million of lower IT infrastructure costs, primarily software and hardware maintenance. Within the Europe region, the $1.9 million increase in general and administrative expenses was primarily associated with the ERP initiative of approximately $0.7 million and higher employee-related costs of approximately $0.7 million. Within the

Americas region, the $1.3 million decrease in general and administrative expenses was primarily associated with lower IT related costs of approximately $0.5 million, lower employee-related costs of approximately $0.2 million and lower professional fees of approximately $0.2 million.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, and administration costs related to the Company’s venture capital affiliates. General and administrative expenses within the Other category decreased compared to the same period in the prior fiscal year, primarily as a result of approximately $0.6 million of lower consulting costs, $0.4 million of lower accounting and legal fees, $0.2 million of lower directors and officers insurance and $0.3 million of lower costs associated with the Company’s annual meeting. This decrease was partially offset by approximately $0.8 million of stock-based compensation expense recorded in connection with the Company’s adoption of SFAS No. 123(R). The Company expects its general and administrative costs to approximate 8% to 9% of net revenue for the remainder of fiscal 2006 due primarily to higher information technology expenditures associated with the Company’s migration to a common ERP platform, and increased stock compensation expense related to the continued application of SFAS No. 123(R). These increased general and administrative costs are expected to be partially offset by cost savings in connection with the implementation of the Hub and Spoke shared services model.

Amortization of Intangible Assets

	Three Months Ended January 31, 2006	As a % of Segment Net Revenue	Three Months Ended January 31, 2005	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$531	—	$581	—	$(50)	(9)%
Asia	510	1%	641	1%	(131)	(20)%
Europe	165	—	83	—	82	99%

Total eBusiness and Fulfillment	$1,206	—	$1,305	—	$(99)	(8)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 1 to 7 years.

Restructuring, net:

	Three Months Ended January 31, 2006	As a % of Segment Net Revenue	Three Months Ended January 31, 2005	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$430	—	$769	1%	$(339)	(44)%
Asia	245	—	13	—	232	1,785%
Europe	4,425	4%	169	—	4,256	2,518%

Total eBusiness and Fulfillment	5,100	2%	951	—	4,149	436%
Other	226	—	26	433%	200	769%

Total	$5,326	2%	$977	—	$4,349	445%

During the three months ended January 31, 2006, the Company recorded net restructuring charges of approximately $5.3 million. These charges consisted of approximately $3.5 million relating to a workforce reduction of 47 employees, primarily due to the elimination of redundant positions in Europe. In addition, the Company recorded approximately $1.1 million relating to unutilized lease facilities for which the Company expects to realize no future economic benefit primarily due to the consolidation of two plants in the Netherlands, as well as approximately $0.3 million relating to the impairment of certain assets no longer in service. The Company also recorded adjustments of $0.4 million to previously recorded restructuring estimates for facility lease obligations, primarily based on changes to the underlying assumptions.

Included in the $5.3 million charge mentioned above, is a charge of $1.0 million related mainly to termination benefits entitled to employees affected by the closure of a site in Europe. The Company expects to reach the cease-use date of the facility during the quarter ended April 30, 2006, at which time additional restructuring charges will be recorded related to the obligation remaining on the facility lease post the cease-use date, as well as, other qualifying costs associated with the exit activity. As of January 31, 2006, the undiscounted obligation remaining on the facility lease, which runs through July 2010, is approximately $2.7 million.

During the three months ended January 31, 2005, the Company recorded net restructuring charges of approximately $1.0 million. These charges consisted of approximately $0.5 million relating to a workforce reduction of 29 employees, $0.3 million relating to unutilized lease facilities for which the Company expects to realize no future economic benefit, and $0.2 million relating to the impairment of certain assets no longer in service.

Interest Income/Expense:

During the three months ended January 31, 2006, interest income increased $0.5 million to $1.4 million from $0.9 million for the same period in the prior fiscal year. The increase in interest income was the result of higher average interest rates during the current period compared to the same period in the prior fiscal year. The increase in interest income resulting from the higher interest rates was partially offset by an overall decrease in the average cash balances.

Interest expense totaled approximately $0.7 million and $0.6 million for the three months ended January 31, 2006 and 2005, respectively. In both periods, interest expense of approximately $0.2 million related to the Company’s stadium obligation, and the remaining interest expense related primarily to outstanding borrowings on a revolving bank credit facility.

Other Gains (losses), net:

Other gains (losses) net, totaled a loss of $1.1 million for the three months ended January 31, 2006 as compared to a loss of $1.2 million for the same period of the prior fiscal year. During the three months ended January 31, 2006, the Company recorded an adjustment to increase a previously recorded gain on the sale of Molecular (an @Ventures portfolio company) of approximately $0.5 million due to the release of funds held in escrow. In addition, the Company incurred foreign exchange losses of approximately $1.5 million during the three months ended January 31, 2006, primarily related to unhedged foreign currency exposures in Asia. During the three months ended January 31, 2005, the Company incurred foreign exchange losses of approximately $1.3 million, primarily related to unhedged foreign currency exposures in Asia.

Equity in income (losses) of affiliates, net:

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s income (losses) is included in equity in income (losses) of affiliates. Equity in income of affiliates was approximately $5,000 for the three months ended January 31, 2006 compared to equity in income of affiliates of approximately $0.3 million for the same period in the prior fiscal year, primarily as a result of a decrease in net income recognized by certain of the affiliate companies.

Income Taxes:

The Company does not record any income tax benefit for losses generated in the U.S. as it is more likely than not that the Company will not realize such benefits and the fact that the Company has fully utilized its tax loss carryback benefits. The Company provides income tax expense related to certain foreign and state taxes. During the three months ended January 31, 2006, the Company recorded income tax expense of approximately $0.8 million, as compared to $1.0 million for the same period of the prior year.

Six months ended January 31, 2006 compared to the six months ended January 31, 2005

Net Revenue:

	Six Months Ended January 31, 2006	As a % of Total Net Revenue	Six Months Ended January 31, 2005	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$273,440	44%	$229,877	42%	$43,563	19%
Asia	123,668	20%	110,074	20%	13,594	12%
Europe	225,150	36%	205,214	38%	19,936	10%

Total eBusiness and Fulfillment	622,258	100%	545,165	100%	77,093	14%
Other	—	—	84	—	(84)	(100)%

Total	$622,258	100%	$545,249	100%	$77,009	14%

Net revenue within the Americas, Asia, and Europe segments increased for the six months ended January 31, 2006, as compared to the same period in the prior year, primarily as a result of approximately $115.0 million of net revenue contributions from two significant new customer programs awarded during fiscal 2005. A portion of this net revenue increase includes seasonality-based demand for the holiday season. The year over year net revenue growth of $77.0 million or 14% is net of price reductions and form factor changes of approximately $24.1 million, of which approximately $18.0 million related to the Asia region.

During the six months ended January 31, 2006, sales to Hewlett-Packard and Kodak accounted for approximately 29% and 14% of the Company’s consolidated net revenues, respectively. During the six months ended January 31, 2005, sales to Hewlett-Packard accounted for approximately 38% of the Company’s consolidated net revenues.

Cost of Revenue:

	Six Months Ended January 31, 2006	As a % of Segment Net Revenue	Six Months Ended January 31, 2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$245,584	90%	$206,398	90%	$39,186	19%
Asia	98,996	80%	79,174	72%	19,822	25%
Europe	216,302	96%	190,252	93%	26,050	14%

Total eBusiness and Fulfillment	$560,882	90%	$475,824	87%	$85,058	18%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. Cost of revenue within the Americas, Asia, and Europe segments increased for the six months ended January 31, 2006 primarily as a result of the increase in revenues in each region as compared to the prior year. Overall net revenue increased 14% while cost of revenue increased 18%, as compared to the prior year. As a result, gross margins for the six months ended January 31, 2006 were 10% as compared to 13% in the prior year quarter, an $8.0 million decline. The decline in gross margins was primarily attributable to $5.1 million of additional costs incurred in the second quarter to support a larger than anticipated surge in demand for a significant clients products in Europe during the holiday season. These costs primarily included higher freight expediting fees, warehousing and assembly costs, and distribution costs. The remaining $2.9 million of margin decline reflects certain price reduction and form factor changes partially offset by cost of material savings and increased business volumes.

For the six months ended January 31, 2006, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 10%, 20% and 4%, as compared to 10%, 28% and 7%, respectively, for the same period of the prior year. Within the Asia region, the eight-percentage point decline in gross margin percentage was attributable to $18.0 million of price reductions and form factor changes which were partially offset by approximately $11.8 million of cost of material savings and increased business volumes. Within the Europe region, the three-percentage point decline in gross margins percentage was primarily attributable to $5.1 million of additional costs incurred in the second quarter to support a larger than anticipated surge in demand for a significant clients products in Europe during the holiday season. These costs primarily included higher freight expediting fees, warehousing and assembly costs, and distribution costs. In addition, gross margins in Europe were negatively impacted by $3.2 million of price reductions and form factor changes versus the prior year, partially offset by approximately $2.2 million of cost of material savings and increased business volumes.

Selling Expenses:

	Six Months Ended January 31, 2006	As a % of Segment Net Revenue	Six Months Ended January 31, 2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$4,320	2%	$3,880	2%	$440	11%
Asia	2,590	2%	3,514	3%	(924)	(26)%
Europe	3,771	2%	3,568	2%	203	6%

Total eBusiness and Fulfillment	10,681	2%	10,962	2%	(281)	(3)%
Other	—	—	(3)	(4)%	3	100%

Total	$10,681	2%	$10,959	2%	$(278)	(3)%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, marketing expenses and travel costs. Selling expenses decreased during the six months ended January 31, 2006 as compared to the same period in the prior fiscal year, primarily as a result of lower travel related costs of approximately $0.3 million, lower advertising and marketing expenses of approximately $0.2 million and lower stock-based compensation of approximately $0.3 million. This decrease was partially offset by higher employee-related costs of approximately $0.5 million. Of the Company’s total selling expenses for the six months ended January 31, 2006 and 2005, employee-related costs represented approximately 66.2% and 59.6% of the total selling expense in each period. The Company expects its selling expenses to continue to approximate 2% of net revenue for the foreseeable future.

General and Administrative Expenses:

	Six Months Ended January 31, 2006	As a % of Segment Net Revenue	Six Months Ended January 31, 2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$10,213	4%	$11,949	5%	$(1,736)	(15)%
Asia	9,589	8%	9,845	9%	(256)	(3)%
Europe	13,533	6%	10,500	5%	3,033	29%

Total eBusiness and Fulfillment	33,335	5%	32,294	6%	1,041	3%
Other	8,058	—	8,141	9,692%	(83)	(1)%

Total	$41,393	7%	$40,435	7%	$958	2%

General and administrative expenses within the Americas, Asia, and Europe operating segments consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. The total general and administrative expenses for these operating segments increased during the six months ended January 31, 2006, as compared to the same period in the prior fiscal year, primarily as a result of approximately $4.2 million of costs associated with the Company’s migration to a new ERP platform and approximately $0.3 million of higher consulting costs. These costs were partially offset by approximately $1.2 million of lower employee-related costs, approximately $1.2 million of lower stock-based compensation, $0.6 million of lower legal and accounting costs and $0.7 million of lower IT infrastructure costs, primarily software and hardware maintenance. Within the Europe region, the $3.0 million increase in general and administrative expenses was primarily associated with the ERP initiative of approximately $1.4 million and higher employee-related costs of approximately $0.8 million. Within the Americas region, the $1.7 million decrease in general and administrative expenses was primarily associated with lower employee-related costs of approximately $1.0 million and lower consulting fees of approximately $0.2 million.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, and administration costs related to the Company’s venture capital affiliates. General and administrative expenses within the Other category were consistent with the same period in the prior fiscal year. General and administrative expenses increased from the prior year primarily as a result of approximately $1.8 million of stock based compensation expense recorded in connection with the Company’s adoption of SFAS No. 123(R). This increase was offset by approximately $0.6 million of lower consulting costs, $0.4 million of lower accounting and legal fees, $0.4 million of lower directors and officers insurance and $0.3 million of lower costs associated with the Company’s annual meeting. The Company expects its total general and administrative costs to approximate 8% to 9% of net revenue for the remainder of fiscal 2006 due primarily to higher information technology expenditures associated with the Company’s migration to a common ERP platform, and increased stock compensation expense related to the continued application of SFAS No. 123(R). These increased general and administrative costs are expected to be partially offset by cost savings in connection with the implementation of the Hub and Spoke shared services model.

Amortization of Intangible Assets:

	Six Months Ended January 31, 2006	As a % of Segment Net Revenue	Six Months Ended January 31, 2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$1,062	—	$1,131	—	$(69)	(6)%
Asia	1,020	1%	1,074	1%	(54)	(5)%
Europe	330	—	407	—	(77)	(19)%

Total eBusiness and Fulfillment	$2,412	—	$2,612	—	$(200)	(8)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 1 to 7 years.

Restructuring, net:

	Six Months Ended January 31, 2006	As a % of Segment Net Revenue	Six Months Ended January 31, 2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$791	—	$774	—	$17	2%
Asia	245	—	926	1%	(681)	(74)%
Europe	5,254	2%	587	—	4,667	795%

Total eBusiness and Fulfillment	6,290	1%	2,287	—	4,003	175%
Other	13	—	26	31%	(13)	(50)%

Total	$6,303	1%	$2,313	—	$3,990	173%

During the six months ended January 31, 2006, the Company recorded net restructuring charges of approximately $6.3 million. These charges consisted of approximately $4.2 million relating to a workforce reduction of 81 employees, primarily due to the elimination of redundant positions in Europe. In addition, the Company recorded approximately $1.4 million of contractual obligations primarily related to the consolidation of two plants in the Netherlands, as well as approximately $0.3 million relating to the impairment of certain assets no longer in service. The Company also recorded adjustments of $0.4 million to previously recorded restructuring estimates for facility lease obligations and employee severance, primarily based on changes to the underlying assumptions.

During the six months ended January 31, 2005, the Company recorded net restructuring charges of approximately $2.3 million. These charges consisted of approximately $0.9 million related to a workforce reduction of 56 employees, approximately $1.2 million relating to unutilized lease facilities for which the Company expects to realize no future economic benefit, and $0.2 million relating to the impairment of certain assets no longer in service.

Interest Income/Expense:

During the six months ended January 31, 2006, interest income increased $1.1 million to $2.6 million from $1.5 million for the same period in the prior fiscal year. The increase in interest income was the result of higher average interest rates during the current period compared to the same period in the prior fiscal year. The increase in interest income resulting from the higher interest rates was partially offset by an overall decrease in the average cash balances.

Interest expense totaled approximately $1.3 million and $1.0 million for the six months ended January 31, 2006 and 2005, respectively. In both periods, interest expense of approximately $0.4 million related to the Company’s stadium obligation, and the remaining interest expense related primarily to outstanding borrowings on a revolving bank credit facility.

Other Gains (losses), net:

Other gains (losses) net, totaled a gain of $2.1 million for the six months ended January 31, 2006 as compared to a loss of $2.6 million for the same period of the prior fiscal year. During the six months ended January 31, 2006, the Company recorded a gain of approximately $2.7 million related to the sale of a building in Europe and an adjustment to a previously recorded gain on the sale of Molecular (an @Ventures portfolio company) of approximately $0.5 million. In addition, the Company incurred foreign exchange losses of approximately $1.0 million during the six months ended January 31, 2006, primarily related to unhedged foreign currency exposures in Asia. During the six months ended January 31, 2005, the Company incurred foreign exchange losses of approximately $3.1 million, primarily related to unhedged foreign currency exposures in Asia.

Equity in income (losses) of affiliates, net:

Equity in losses of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s income (losses) is included in equity in income (losses) of affiliates. Equity in losses of affiliates was approximately $0.4 million for the six months ended January 31, 2006 compared to equity in income of affiliates of $0.1 million for the same period in the prior fiscal year, primarily as a result of an increase in net losses recognized by certain of the affiliate companies. Equity in income of affiliates totaled $0.1 million for the six months ended January 31, 2005, primarily as a result of a realized gain of $0.6 million associated with the acquisition of one of CMG @Ventures III, LLC’s portfolio investments, Classmates Online, Inc. by United Online.

Income Taxes:

The Company does not record any income tax benefit for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that the Company has fully utilized its tax loss carryback benefits. The Company provides income tax expense related to certain foreign and state taxes. During the six months ended January 31, 2006, the Company recorded income tax expense of approximately $1.7 million, as compared to $2.5 million for the same period of the prior year.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of investments in subsidiary and affiliate entities and borrowings from lending institutions. As of January 31, 2006, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $159.7 million. In addition, on October 31, 2005, ModusLink entered into a new revolving credit agreement (the New Loan Agreement) with a bank syndicate. The New Loan Agreement is a three-year $60.0 million revolving credit facility, with a scheduled maturity of October 31, 2008. Advances under the New Loan Agreement may be in the form of loans or letters of credit. Outstanding borrowings under the former Loan Agreement have been assumed by the new loan facility such that at January 31, 2006, approximately $35.8 million of borrowings were outstanding under the facility, and approximately $1.8 million had been reserved in support of outstanding letters of credit. Interest on the revolving credit facility is based on Prime or LIBOR plus an applicable margin (ranging from 1.25 – 1.75%). The credit facility includes certain restrictive financial covenants, which include balance sheet leverage, liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, or acquire or sell assets without prior approval from the lenders. The Company’s working capital at January 31, 2006 was approximately $259.7 million.

Net cash used for operating activities of continuing operations was $31.7 million for the six months ended January 31, 2006, compared to $11.5 million for the six months ended January 31, 2005. Net cash used for operating activities of continuing operations includes an increase in accounts receivable and inventory of $52.3 million and $13.4 million, respectively, related to increased sales for certain customer’s products as a result of seasonality based demand. Cash used for operating activities of continuing operations is adjusted for non-cash items. During the six months ended January 31, 2006, non-cash items primarily included $4.7 million of depreciation expense, $2.4 million of amortization of intangible assets, and $3.8 million of stock-based compensation expense. During the six months ended January 31, 2005, non-cash items primarily included $4.7 million of depreciation expense, $2.6 million of amortization of intangible assets, $3.3 million of stock-based compensation expense and non-operating gains, net of $0.6 million.

The Company believes that the reduction in the net cash used for operating activities of continuing operations is dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are dependent on several factors including the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition in our markets is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. A one-percentage point decline in our gross margins earned during the six months ended January 31, 2006, would have resulted in a $6.2 million decline in our cash flows from operating activities. We continue to focus on margin improvement, through cost reductions and asset and employee productivity gains in order to improve the profitability and cash flows of our business and maintain our competitive position. As outlined in our discussion on strategic initiatives in the Overview section above, we are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, move work to lower-cost venues, establish facilities closer to our customers to gain efficiencies, and add other service offerings at higher margins.

Investing activities of continuing operations used cash of $11.0 million for the six months ended January 31, 2006 and used cash of $75.9 million for the six months ended January 31, 2005. The $11.0 million of cash used for investing activities consists of $8.5 million of capital expenditures and $5.8 million of investments in affiliates, partially offset by $2.7 million of proceeds from the sale of a building in Europe and $0.5 million of proceeds from affiliate distributions. During the six months ended January 31, 2005, the Company’s primary use of cash for investing activities included the acquisition of Modus, for which the Company made a net cash payment of approximately $66.2 million to retire Modus’ debt and pay certain deal related costs. Also during the six months ended January 31, 2005, the Company paid additional acquisition related costs of approximately $1.8 million. As of January 31, 2006, the Company has $28.0 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities. During the six months ended January 31, 2006, the Company invested approximately $6.9 million in a new Enterprise Resource Planning System in connection with its strategy to create a global integrated supply-chain system infrastructure that extends from front-end order management through distribution returns management. During the remainder of fiscal 2006 the Company expects to invest approximately $8.1 million of additional capital in its new ERP system. The total investment in the new ERP system through fiscal 2007 is expected to approximate $23.7 million.

Subsequent to January 31, 2006, the Company received $21.2 million in cash as a result of a merger of WebCT, an @Ventures’ portfolio company, with Blackboard.

Financing activities of continuing operations provided cash of $9.8 million and used cash of $3.3 million for the six months ended January 31, 2006 and 2005, respectively. The $9.8 million of cash provided for financing activities of continuing operations during the six months ended January 31, 2006 includes $11.0 million of borrowings under the revolving line of credit in order to support the demand for certain customer products, $0.6 million of proceeds from the issuance of common stock and approximately $1.6 of cash used for the repayment of a mortgage in connection with the sale of a building in Europe. The $3.3 million of cash provided by financing activities of continuing operations during the six months ended January 31, 2005 includes $3.9 million of proceeds from the issuance of common stock and $0.6 million of payments of long-term debt and capital lease obligations. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities.

Cash used for discontinued operations totaled $0.2 million and $0.6 million for the six months ended January 31, 2006 and 2005, respectively.

Given the Company’s cash resources as of January 31, 2006, the Company believes that it has sufficient working capital and liquidity to support its operations, as well as continue to make investments through its venture capital affiliates over the next fiscal year and for the foreseeable future. However, should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

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

ModusLink has a revolving credit facility of $60.0 million. As of January 31, 2006, approximately $35.8 million of borrowings were outstanding under the facility, and approximately $1.8 million had been reserved in support of outstanding letters of credit.

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

Future minimum payments, including previously recorded restructuring obligations, as of January 31, 2006 are as follows:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
	(in thousands)
Operating leases	$86,653	$20,884	$32,382	$19,569	$13,818
Stadium obligations	16,000	2,400	3,200	3,200	7,200
Long-term debt	139	67	72	—	—
Purchase obligations	53,681	53,681	—	—	—
Revolving line of credit	35,785	—	35,785	—	—

Total	$192,258	$77,032	$71,439	$22,769	$21,018

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $1.2 million.

Total rent and equipment lease expense charged to continuing operations was approximately $11.2 million and $10.6 million for the six months ended January 31, 2006 and 2005, respectively.

From time to time the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. As of January 31, 2006, the Company had guarantees related to a facility lease of a former subsidiary and guarantees of indebtedness totaling approximately $1.3 million. As of January 31, 2006, the Company had no recorded liabilities with respect to these arrangements.

From time to time, the Company agrees to provide indemnification to its customers in the ordinary course of business. Typically, the Company agrees to indemnify its customers for losses caused by the Company with respect to certain intellectual property, such as databases, software masters, certificates of authenticity and similar valuable intellectual property. As of January 31, 2006, the Company had no recorded liabilities with respect to these arrangements.

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

Restructuring Expenses. For restructuring plans implemented prior to December 31, 2002, the Company assessed the need to record restructuring charges in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The Company also applies EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and Staff Accounting Bulletin (SAB) No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. The Company records liabilities that primarily include the estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations, bandwidth agreements and other service contracts. These estimates are based on the remaining amounts due under various contractual agreements, adjusted for any anticipated contract cancellation penalty fees or any anticipated or unanticipated event or changes in circumstances that would reduce these obligations. In the past, certain of our restructuring estimates relating to contractual obligations have been settled for amounts less than our initial estimates. As of January 31, 2006, the Company’s accrued restructuring balance totaled $16.5 million, of which remaining contractual obligations represented $13.2 million. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate experts to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10%–20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by $1.7–$3.3 million.

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

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company measured options, granted prior to August 1, 2005, compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the six months ended January 31, 2006 consisted of stock-based compensation expense related to employee stock options and employee stock purchases of approximately $1.4 million, excluding approximately $0.4 million of stock-based compensation for nonvested stock. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the six months ended January 31, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the six months ended January 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the six months ended January 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures.

Upon adoption of SFAS No. 123(R), the Company also changed its method of valuation for stock-based awards granted after August 1, 2005 to a lattice-binomial option-pricing model (“lattice-binomial model”) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS No. 123. The Company uses third party analyses to assist in developing the assumptions used in its lattice-binomial model and the resulting fair value used to record compensation expense. The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award. A 10% increase in the volatility used for determining the fair value of the options granted during the six months ended January 31, 2006 would have resulted in an approximately $0.2 million increase in the total estimated stock-based compensation for these options.

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

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets. The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. SFAS No. 144 defines impairment as the condition that exists when the carrying amount of a long-lived asset or groups exceeds its fair value. When events or changes in circumstances dictate an impairment review of a long-lived asset or group, the Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures any impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management predominantly uses third party valuation reports in its determination of fair value.

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Management predominantly uses third party valuation reports to assist in its determination of the fair value of reporting units subject to impairment testing. These valuation reports, used to determine the fair value of reporting units for purposes of impairment testing, rely heavily on projections of future operating performance. The preparation of these projections takes into consideration both past performance and management’s expectations for future performance based on its experience. Further, in accordance with the provisions of SFAS No. 142, the Company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. As of July 31, 2004, based on the provisions of SFAS No. 142, the Company had two reporting units for purposes of goodwill impairment testing. Upon completion of its acquisition of Modus Media on August 2, 2004, the Company concluded that it had three reporting units (Americas, Asia, and Europe) for purposes of goodwill impairment testing. Additionally, the Company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. The Company performed its annual impairment test during the fourth quarter of fiscal 2005 and concluded goodwill was not impaired. At January 31, 2006, the Company’s carrying value of goodwill and other intangible assets totaled $181.9 million and $19.0 million, respectively. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Future operating results and cash flows from operations are dependent on several factors including the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. If our assumptions regarding our ability to maintain our competitive position in the marketplace or our assumptions of the future demand for our customers’ products and services used in preparing our valuations of the Company’s reporting units differ materially from actual future results, the Company may record impairment charges in the future.

Investments. The Company maintains interests in several privately held companies primarily through its various venture capital affiliates. These venture affiliates (“CMGI @Ventures”) invest in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. At January 31, 2006, the Company had approximately $28.0 million of investments in privately held companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates, net” in the Company’s Consolidated Statements of Operations.

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

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operation in the future. We may incur additional impairment charges to our equity investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $28.0 million of investments in affiliates at January 31, 2006 ranging from 10%–20%, respectively, would decrease our income from continuing operations by $2.8–$5.6 million.

At the time an equity method investee sells its common stock to unrelated parties at a price in excess of its book value, the Company’s net investment in that affiliate increases. If at that time, the affiliate is not a newly formed, non-operating entity, or a research and development company, start-up or development stage company, and if there is no question as to the affiliate’s ability to continue in existence, the Company records the increase as a gain in its Consolidated Statements of Operations.

Income Taxes. Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At January 31, 2006 and 2005, respectively, a full valuation allowance has been recorded against the gross deferred tax assets since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. At January 31, 2006, the Company’s net operating loss carryforwards for federal, state and foreign purposes totaled $2.0 billion, $2.1 billion and $15.1 million, respectively. A 5% reduction in the Company’s current valuation allowance on these federal, state and foreign net operating loss carryforwards would result in an income tax benefit of approximately $40.0 million.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company records liabilities for estimated tax obligations in the U.S. and other tax jurisdictions. These estimated tax liabilities include the provision for taxes that may become payable in the future.

Recent Accounting Pronouncements

In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment , or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

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

Factors That May Affect Future Results

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward-looking statements in this document and those we make from time to time through our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results. We cannot assure you that actual results will not materially differ from expectations. Forward-looking statements represent our current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to, the following:

We may have difficulty achieving and sustaining operating profitability.

During the three months ended January 31, 2006, we reported an operating loss of approximately $1.7 million. While we have reported operating profitability in past periods, as a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict and may fluctuate significantly. We anticipate that we will continue to incur significant operating expenses in the future, including significant costs of revenue and general and administrative expenses. We also have significant commitments and contingencies, including borrowings under a revolving line of credit, real estate leases, continuing stadium sponsorship obligations, and inventory purchase obligations. Therefore, we cannot assure you that we will achieve and sustain operating profitability in the future. We may also use significant amounts of cash to grow and expand our operations, including through additional acquisitions. At January 31, 2006, we had a consolidated cash, cash equivalents and marketable securities balance of approximately $163.0 million and fixed contractual obligations of $192.3 million. If we are unable to sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

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

In addition, the loss of any one or more of our customers would cause our revenues to decline, perhaps below expectations. For the three months ended January 31, 2006, sales to two customers, Hewlett-Packard and Kodak, accounted for approximately 28% and 13%, respectively, of our consolidated net revenue. During the three months ended January 31, 2006, five customers accounted for approximately 58% of our net revenues. We do not have any agreements which obligate any customer to buy a minimum amount of products or services. We do not have any agreements which designate us as the sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard, Kodak or any other key customers, or a decision by any one of our key customers to significantly change or reduce the services we provide, would have a material adverse effect on our business. We cannot assure you that our revenue from key customers will not decline in future periods.

In addition, ModusLink has been designated as an authorized replicator for Microsoft. This designation provides a license to replicate Microsoft software products and documentation for clients who want to bundle licensed software with their hardware products. This designation is annually renewable at Microsoft’s discretion. A failure to maintain authorized replicator status could result in a reduction in our business and our revenues.

Our quarterly results may fluctuate significantly.

Our operating results have fluctuated widely on a quarterly basis during the last several years. We expect that we may experience significant fluctuations in future quarterly operating results. Many factors, some of which are beyond our control, have contributed to these quarterly fluctuations in the past and may continue to contribute to fluctuations. Therefore, operating results for future periods are difficult to predict, and prior results are not necessarily indicative of results to be expected in future periods. These factors include:

•	how well we execute on our strategy and operating plans;

•	implementation of our strategic initiatives and achievement of expected results of these initiatives;

•	demand for our products and services;

•	timing of new product introductions or software releases by our customers or their competitors;

•	payment of costs associated with our acquisitions, sales of assets and investments;

•	timing of sales of assets and marketable securities;

•	market acceptance of new products and services;

•	seasonality;

•	temporary shortages in supply from vendors;

•	charges for impairment of long-lived assets and/or restructuring in future periods;

•	political instability or natural disasters in the countries in which we operate;

•	specific economic conditions in the industries in which we compete;

•	general economic conditions;

•	actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates reflected in our Consolidated Financial Statements; and

•	changes in accounting rules, such as recording expenses for employee stock option grants.

As a result of the acquisition of Modus and due to the nature of the business of some of our supply chain management customers, we experience a seasonal increase in business in the first and second fiscal quarters of the year. This increase yields higher revenue in these quarters than in other quarters of the year.

We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful or indicative of our future performance. In some fiscal quarters our operating results may be below the expectations of securities analysts and investors, which may cause the price of our common stock to decline.

We may encounter problems in our efforts to increase operational efficiencies.

Following our acquisition of Modus in August 2004, we continue to identify ways to increase efficiencies and productivity and effect cost savings. We have started projects designed to increase our operational efficiencies, including the standardization to a global business solutions platform through the investment of approximately $23.7 million in an Enterprise Resource Planning system. We have also begun the implementation of a shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We cannot assure you that the completion of these projects will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs. If we are unable to complete these projects in a timely manner and without significant problems, or do not achieve expected results, our business, financial position and operating results may be adversely affected.

We are subject to risks of operating internationally.

We maintain operations outside of the United States, and we will likely continue to expand these operations. Our success depends, in part, on our ability to manage and expand our international operations. This international expansion requires significant management attention and financial resources. Our operations will continue to be subject to numerous and varied regulations worldwide, some of which may have an adverse effect on our ability to develop our international operations in accordance with our business plans or on a timely basis.

We currently conduct business in Mexico, China, Taiwan, Singapore, Malaysia, the United Kingdom, Hungary, Ireland, The Czech Republic, France, The Netherlands and other foreign locations, in addition to our United States operations. Sales outside the United States accounted for 56% of our total revenue for the three months ended January 31, 2006. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. There is also additional risk if the currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we often enter into forward currency exchange contracts to manage exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

There are other risks inherent in conducting international operations, including:

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

Historically, we have financed our operations and met our capital requirements primarily through funds generated from operations, the issuance of common stock, the sale of investments in subsidiary and portfolio companies, and borrowings from lending institutions. Market and other conditions largely beyond our control may affect our ability to engage in future sales of our securities, the timing of any sales, and the amount of proceeds we receive from sales of our securities. Even if we are able to sell our securities in the future, we may not be able to sell at favorable prices or on favorable terms. In addition, this funding source may not be sufficient in the future, and we may need to obtain funding from outside sources. However, we may not be able to obtain funding from outside sources. In addition, even if we find outside funding sources, we may be required to issue to those outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional shares of common stock. If we experience difficulties raising capital in the future, our business could be materially adversely affected.

A decline in the technology sector could reduce our revenues.

A large portion of our supply chain management revenue comes from customers in the technology sector, which is intensely competitive and very volatile. Declines in the overall performance of the technology sector have in the past and could in the future adversely affect the demand for supply chain management services and reduce our revenues and profitability from these customers.

The gross margins in the supply chain management business are low, which magnifies the impact of variations in revenue and operating costs on our financial results.

As a result of intense price competition in the technology products marketplace, the gross margins in our supply chain management business are low, and we expect them to continue to be low in the future. These low gross margins magnify the impact of variations in revenue and operating costs on our financial results. Although we have identified initiatives designed to increase our gross margins, increased competition arising from industry consolidation and/or low demand for products may hinder our ability to maintain or improve our gross margins. Portions of our operating expenses are relatively fixed, and planned expenditures are based in part on anticipated orders. Our current ability to forecast the amount and timing of future order volumes is low, and we expect this to continue because we are highly dependent upon the business needs of our customers, which are highly variable. As a result, we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins. We may also be required to spend money to restructure our operations should future demand fall significantly in any one facility. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

We will continue to be subject to intense competition.

The markets for our products and services are highly competitive and often lack significant barriers to entry, enabling new businesses to enter these markets relatively easily. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our products and services. The market for supply chain management products and services is very competitive, and the intensity of the competition is expected to continue to increase. Any failure to maintain and enhance our competitive position would limit our ability to maintain and increase market share, which would result in serious harm to our business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. In addition, many of our current and potential competitors will continue to have greater financial, technical, operational and marketing resources. We may not be able to compete successfully against these competitors. Competitive pressures may also force prices for supply chain management products and services down and these price reductions may reduce our revenues.

Because we sell to supply chain management customers on a purchase order basis, we are subject to uncertainties and variability in demand by customers, which could decrease revenue and adversely affect our financial results.

We sell to our supply chain management customers on a purchase order basis rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Therefore, our sales are subject to demand variability by our supply chain management customers, which is difficult to predict and may fluctuate significantly. The level and timing of orders placed by these customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Customers submitting a purchase order may cancel, reduce or delay their orders. If we are unable to anticipate and respond to the demands of our supply chain management customers, we may lose customers because we have an inadequate supply of products, or we may have excess inventory, either of which may harm our business, financial position and operating results.

We must maintain adequate levels of inventory in our supply chain management business in order to meet customer needs, which presents risks to our financial position and operating results.

We often purchase and maintain adequate levels of inventory in our supply chain management business in order to meet customer needs rapidly and on a timely basis. The technology sector served by our customers is subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. Our customers offer limited protection, if any, from the loss in value of inventory. In addition, our customers may become unable or unwilling to fulfill their protection obligations. The decrease or elimination of price protection or the inability of our customers to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage our inventory with our customers with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, which may harm our business, financial position and operating results. In addition, we may not be able to recover fully the credit costs we would face with the financing of inventory.

Our ability to obtain particular products or components in the required quantities and to fulfill customer orders on a timely basis is critical to our success. We have no guaranteed price or delivery agreements with our suppliers. We may occasionally experience a supply shortage of some products as a result of strong demand or problems experienced by their suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. Accordingly, if we are not able to secure and maintain an adequate supply of products or components to fulfill our customer orders on a timely basis, our business, financial position and operating results may be adversely affected.

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

Some of our international employees are covered by collective bargaining agreements or represented by labor unions. We believe our relations with our employees are generally good; however, we may experience strikes, work stoppages or slowdowns by employees. A strike, work stoppage or slowdown may affect our ability to meet our clients’ needs, which may result in the loss of business and clients and have a material adverse effect on our financial condition and results of operations. The terms of future collective bargaining agreements also may affect our competitive position and results of operations.

The intellectual property of our supply chain management customers may be damaged, misappropriated, stolen or lost while in our possession, subjecting us to litigation and other adverse consequences.

In the course of providing supply chain management services to our customers, we have possession of or access to their intellectual property, including databases, software masters, certificates of authenticity and similar valuable intellectual property. If our customers’ intellectual property is damaged, misappropriated, stolen or lost, we could suffer:

•	claims under customer agreements or applicable law, or other liability for damages;

•	delayed or lost revenue due to adverse customer reaction;

•	negative publicity; and

•	litigation that could be costly and time consuming.

We depend on third-party software, systems and services.

Our business and operations rely on third parties to provide products and services, including IT products and services, and shipping and transportation services. We cannot assure you that we will not experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, systems and services. Any interruption in the availability or usage of the products and services provided by third parties could have a material adverse effect on our business or operations.

We depend on important employees, and the loss of any of those employees may harm our business.

Our performance is substantially dependent on the performance of our executive officers and other key employees, as well as management of our operating companies. The familiarity of these individuals with technology and service-related industries makes them especially critical to our success. Our success is also dependent on our ability to attract, train, retain and motivate high quality personnel, especially for our operating companies’ management teams. Competition for personnel is intense. The loss of the services of any of our executive officers or key employees may harm our business.

There may be conflicts of interest among CMGI, CMGI’s subsidiaries, and their respective officers, directors and stockholders.

Some of CMGI’s officers and directors also serve as officers or directors of one or more of CMGI’s subsidiaries. In addition, David S. Wetherell, CMGI’s Chairman of the Board, has significant compensatory interests in some of CMGI’s @Ventures venture capital affiliates. As a result, CMGI, CMGI’s officers and directors, and CMGI’s subsidiaries and venture capital affiliates may face potential conflicts of interest with each other and with stockholders. Specifically, CMGI’s officers and directors may be presented with situations in their capacity as officers, directors or management of one of CMGI’s subsidiaries and venture capital affiliates that conflict with their fiduciary obligations as officers or directors of CMGI or of another subsidiary or affiliate.

Our strategy of expanding our business through acquisitions of other businesses and technologies presents special risks.

We intend to continue to expand our business in certain areas through the acquisition of businesses, technologies, products and services from other businesses. Acquisitions involve a number of special problems, including:

•	the need to incur additional indebtedness, issue stock or use cash in order to complete the acquisition;

•	difficulty integrating acquired technologies, operations and personnel with the existing businesses;

•	diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	the funding requirements for acquired companies may be significant;

•	exposure to unforeseen liabilities of acquired companies;

•	increased risk of costly and time-consuming litigation, including stockholder lawsuits; and

•	potential issuance of securities in connection with an acquisition with rights that are superior to the rights of our common stockholders, or which may have a dilutive effect on our common stockholders.

We may not be able to successfully address these problems. Our future operating results will depend to a significant degree on our ability to successfully integrate acquisitions and manage operations while also controlling expenses and cash burn.

The price of our common stock has been volatile and may fluctuate, in part, based on the value of our assets.

The market price of our common stock has been and is likely to continue to be volatile. In recent years, the stock market has experienced significant price and volume fluctuations, which have particularly impacted the market prices of equity securities of many companies providing technology-related products and services. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of these companies. Future market movements may adversely affect the market price of our common stock. In addition, should the market price of our common stock be below $1.00 per share for an extended period, we risk Nasdaq delisting, which would have an adverse effect on our business and on the trading of our common stock. In order to maintain compliance with Nasdaq listing standards, we may consider several strategies, such as a reverse stock split.

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

From time to time, we have been, and will continue to be, subject to third-party claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights. These claims may damage our business by:

•	subjecting us to significant liability for damages;

•	resulting in invalidation of our proprietary rights;

•	resulting in costly license fees in order to settle the claims;

•	being time-consuming and expensive to defend even if the claims are not meritorious; and

•	resulting in the diversion of our management’s time and attention.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

The Company has from time to time used derivative financial instruments to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The derivatives the Company uses are straightforward instruments with liquid markets. At January 31, 2006, the Company was primarily exposed to the Prime Rate, London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rates (EURIBOR) on its outstanding borrowing arrangements, and the Company had no open derivative positions with respect to its borrowing arrangements. A hypothetical 100 basis point increase in our interest rates would result in an approximate 12%, or $0.1 million, increase in our interest expense for the three months ended January 31, 2006.

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

International revenues from our foreign operating segments accounted for approximately 55% of total revenues during the three months ended January 31, 2006. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

Using the foreign currency exchange rates from the beginning of our fiscal year, our Europe revenues for the three months ended January 31, 2006 would have been higher than we reported using the actual exchange rates by approximately $0.7 million and operating income would have been lower by approximately $0.2 million.

We are also exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended January 31, 2006, we recorded foreign currency translation gains of approximately $1.9 million. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three months ended January 31, 2006, we recorded foreign currency transaction losses of approximately $1.5 million which are recorded in other gains (losses), net in our consolidated statements of operations.

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

At the 2005 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) on December 7, 2005, the following matters were acted upon by the stockholders of the Company:

1.	The election of one Class III Director, David S. Wetherell, for the ensuing three years;

2.	The approval of the Company’s 2005 Non-Employee Director Plan;

3.	The authorization of the Board of Directors, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its stockholders, to amend the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse split of the Company’s issued and outstanding shares of Common Stock by a ratio of 1-for-5, without further approval or authorization of the Company’s stockholders;

4.	The authorization of the Board of Directors, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its stockholders, to amend the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse split of the Company’s issued and outstanding shares of Common Stock by a ratio of 1-for-10, without further approval or authorization of the Company’s stockholders;

5.	The authorization of the Board of Directors, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its stockholders, to amend the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse split of the Company’s issued and outstanding shares of Common Stock by a ratio of 1-for-15, without further approval or authorization of the Company’s stockholders;

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

The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of October 21, 2005 was 485,634,686. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Anthony J. Bay, Virginia G. Breen, Francis J. Jules, Michael J. Mardy and Joseph C. Lawler. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
1. Election of David S. Wetherell as a Class III Director	385,763,579	9,928,687	N.A.	N.A.	N.A.
2. Approval of 2005 Non-Employee Director Plan	98,917,560	N.A.	12,879,806	2,068,633	281,826,267
3. Authorization of 1-for-5 reverse stock split	378,116,648	N.A.	16,889,971	685,495	152
4. Authorization of 1-for-10 reverse stock split	374,666,065	N.A.	20,359,679	666,370	152
5. Authorization of 1-for-15 reverse stock split	372,151,549	N.A.	22,859,517	681,047	153
6. Authorization of 1-for-20 reverse stock split	373,026,940	N.A.	21,991,516	673,658	152
7. Ratification of KPMG LLP	390,271,894	N.A.	4,239,955	1,180,267	150

Item 5.	Other Information.

During the quarter ended January 31, 2006, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMGI, INC.

Date: March 10, 2006	By:	/S/ THOMAS OBERDORF
Thomas Oberdorf Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Amendment No. 3 to Amended and Restated 1995 Employee Stock Purchase Plan.

10.2	Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC dated as of January 24, 2006

10.3	Termination/Amicable Settlement Agreement by and between ModusLink Tilburg B.V., CMGI, Inc., ModusLink Corporation and ModusLink Corporation’s direct and indirect subsidiaries and Rudolph J. Westerbos, dated December 14, 2005, is incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 14, 2005 (File No. 000-23262).

10.4	Letter Agreement, dated January 9, 2006, by and between ModusLink Corporation and William R. McLennan is incorporated hereby by reference to the Registrant’s Current Report on Form 8-K dated January 9, 2006 (File No. 000-23262).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.