Form 10-Q/A
period 2005-10-31
CMGI INC
filed 2006-03-29
CIK 914712

UNITED STATES

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

CMGI, Inc.

FORM 10-Q/A

Amendment No. 1

EXPLANATORY NOTE

CMGI, Inc. is filing this Amendment No.1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005, as originally filed with the Securities and Exchange Commission on December 12, 2005, for the sole purpose of correcting inadvertent omissions from the Section 302 certifications. This Amendment No.1 on Form 10-Q/A does not change or update the previously reported financial statements or any of the other disclosure contained in the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed by the undersigned thereunto duly authorized.

CMGI, INC.

Date: March 29, 2006	By:	/S/ THOMAS OBERDORF
Thomas Oberdorf Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

31.1	— Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	— Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.