Form 10-Q/A
period 2006-01-31
CMGI INC
filed 2006-03-29
CIK 914712

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

CMGI, Inc.

FORM 10-Q/A

Amendment No. 1

EXPLANATORY NOTE

CMGI, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006, as originally filed with the Securities and Exchange Commission on March 10, 2006, for the sole purpose of correcting inadvertent omissions from the Section 302 certifications. This Amendment No. 1 on Form 10-Q/A does not change or update the previously reported financial statements or any of the other disclosure contained in the original Form 10-Q.

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