Form 10-Q
period 2006-04-30
CMGI INC
filed 2006-06-09
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

As of June 2, 2006, there were 486,496,846 shares outstanding of the registrant’s Common Stock, $.01 par value per share.

CMGI, INC.

FORM 10-Q

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30, 2006	July 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$122,497	$192,483
Available-for-sale securities	2,960	278
Short-term investments	87,500	—
Accounts receivable, trade, net of allowance for doubtful accounts of $1,267 and $2,107 at April 30, 2006 and July 31, 2005, respectively	188,928	162,913
Inventories	84,538	78,689
Prepaid expenses and other current assets	10,804	11,800
Current assets of discontinued operations	3,054	2,912

Total current assets	500,281	449,075

Property and equipment, net	42,735	40,579
Investments in affiliates	22,816	22,528
Goodwill	181,607	177,250
Other intangible assets	17,746	21,364
Other assets	3,128	5,888
Non-current assets of discontinued operations	2,417	5,000

	$770,730	$721,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$65	$1,670
Current installments of obligations under capital lease	315	304
Revolving line of credit	—	24,785
Accounts payable	149,827	134,252
Current portion of accrued restructuring	7,053	11,251
Accrued income taxes	1,720	2,778
Accrued expenses	44,902	43,024
Other current liabilities	3,020	3,797
Current liabilities of discontinued operations	1,820	2,576

Total current liabilities	208,722	224,437

Revolving line of credit	35,786	—
Long-term debt, less current installments	65	98
Long-term portion of accrued restructuring	7,603	7,912
Obligations under capital leases, less current installments	619	823
Other long-term liabilities	17,844	17,101
Non-current liabilities of discontinued operations	98	98
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at April 30, 2006 and July 31, 2005	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and outstanding 483,533,991 at April 30, 2006 and 484,576,758 shares at July 31, 2005	4,865	4,846
Additional paid-in capital	7,453,933	7,453,851
Deferred compensation	—	(6,213)
Accumulated deficit	(6,965,769)	(6,983,260)
Accumulated other comprehensive income	6,964	1,991

Total stockholders’ equity	499,993	471,215

	$770,730	$721,684

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
Net revenue	$264,748	$260,844	$887,006	$806,093
Operating expenses:
Cost of revenue	235,886	233,897	796,768	709,723
Selling	5,108	4,737	15,789	15,695
General and administrative	21,710	21,144	63,103	61,579
Amortization of intangible assets	1,206	1,308	3,618	3,919
Restructuring, net	2,582	1,472	8,885	3,785

Total operating expenses	266,492	262,558	888,163	794,701

Operating income (loss)	(1,744)	(1,714)	(1,157)	11,392

Other income (expense):
Interest income	1,443	1,206	4,000	2,713
Interest expense	(795)	(394)	(2,069)	(1,407)
Other gains (losses), net	21,976	(14)	24,093	(2,613)
Equity in income (losses) of affiliates, net	325	(338)	(73)	(261)

	22,949	460	25,951	(1,568)

Income (loss) from continuing operations before income taxes	21,205	(1,254)	24,794	9,824
Income tax (benefit) expense	(738)	(23,099)	963	(20,553)

Income from continuing operations	21,943	21,845	23,831	30,377
Discontinued operations, net of income taxes:
Loss from discontinued operations	(269)	(2,277)	(6,340)	(4,126)

Net income	$21,674	$19,568	$17,491	$26,251

Basic and diluted earnings per share:
Earnings from continuing operations	$0.04	$0.04	$0.05	$0.06
Loss from discontinued operations	(0.00)	(0.00)	(0.01)	(0.01)

Net earnings	$0.04	$0.04	$0.04	$0.05

Shares used in computing basic earnings per share	483,188	477,515	482,614	474,222

Shares used in computing diluted earnings per share	485,927	486,210	486,868	482,585

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2006	2005
Cash flows from operating activities of continuing operations:
Net income	$17,491	$26,251
Less loss from discontinued operations	(6,340)	(4,126)

Income from continuing operations	23,831	30,377
Adjustments to reconcile net income to net cash used for continuing operations:
Depreciation	8,108	7,094
Amortization of intangible assets	3,618	3,919
Stock-based compensation	5,348	4,401
Non-operating gains, net	(23,017)	(425)
Gain on sale of building	(2,749)	—
Equity in losses of affiliates	73	261
Non-cash restructuring charges	312	158
Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
Trade accounts receivable, net	(23,506)	(30,343)
Inventories	(5,004)	(28,335)
Prepaid expenses and other current assets	218	2,092
Accounts payable, accrued restructuring and expenses	5,893	14,483
Refundable and accrued income taxes, net	(109)	(23,097)
Other assets and liabilities	(507)	(553)

Net cash used for operating activities of continuing operations	(7,491)	(19,968)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(11,762)	(6,752)
Investment in short-term investments	(87,500)
Net proceeds from sale of building	2,749	—
Proceeds from sale of available-for-sale securities	69	—
Net cash impact of Modus acquisition, including retirement of Modus’ indebtedness	—	(68,073)
Proceeds from affiliate distributions	28,628	1,098
Investments in affiliates	(5,834)	(4,328)

Net cash used in investing activities of continuing operations	(73,650)	(78,055)

Cash flows from financing activities of continuing operations:
Proceeds from revolving line of credit	11,000	9,000
Repayments on capital leases	(213)	(224)
Repayments of long-term debt	(1,638)	(535)
Proceeds from issuance of common stock	972	5,116

Net cash provided by financing activities of continuing operations	10,121	13,357

Cash flows from discontinued operations (Revised—see Note B):
Operating cash flows	161	(413)
Investing cash flows	(218)	(1,101)

Net cash used for discontinued operations	(57)	(1,514)

Net effect of exchange rate changes on cash and cash equivalents	1,091	1,294

Net decrease in cash and cash equivalents	(69,986)	(84,886)
Cash and cash equivalents at beginning of period	192,483	271,865

Cash and cash equivalents at end of period	$122,497	$186,979

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A.	NATURE OF OPERATIONS

CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”), through its ModusLink subsidiary, provides industry-leading global supply chain management services that help businesses market, sell and distribute their products and services. In addition, CMGI’s venture capital business, @Ventures, invests in a variety of technology ventures. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in Delaware in 1986. CMGI’s address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

CMGI’s business strategy over the years has led to the development, acquisition and operation of majority-owned subsidiaries focused on technology and supply chain management services, as well as the strategic investment in other companies. The Company expects to continue to develop and refine its product and service offerings, and to continue to pursue the development or acquisition of, or the investment in, additional companies and technologies.

On August 2, 2004, CMGI completed its acquisition of Modus Media, Inc., a privately held provider of supply chain management solutions (“Modus”), which conducted business through its wholly owned subsidiary, Modus Media International, Inc. CMGI acquired Modus in order to expand the geographic presence of its supply chain management offerings, diversify its client base, broaden its product and service offerings and bolster its management team. Modus Media International, Inc. has been renamed ModusLink Corporation, and the Company’s supply chain management businesses previously operated by Modus and SalesLink LLC (formerly SalesLink Corporation) are now operated under the ModusLink name. SalesLink’s marketing distribution services business is managed by ModusLink and continues to operate under the name SalesLink. Through the formation of ModusLink, CMGI has created a supply chain management market leader with fiscal 2005 revenue of approximately $1.1 billion, 42 locations in 13 countries (including six locations in Japan operated by an entity in which the Company has a 40% interest), including a significant China presence, and a widely diversified client base that includes leaders in technology, software and consumer electronics.

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

The accompanying condensed consolidated financial statements have been prepared by CMGI in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2005 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2005. The results for the three-month and nine-month periods ended April 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified in accordance with US GAAP to conform to the current year presentation.

Discontinued operations reporting has been applied for certain of the Company’s divestitures (see Note P). During the three months ended April 30, 2006, the Company has revised its presentation of discontinued operations in its statement of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

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

In addition to its three current operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of directors and officers insurance costs, costs associated with maintaining certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance, as well as certain administrative costs related to the Company’s venture capital business. The Other category also consists of any residual results from operations that exist through the cessation of operations of Equilibrium, CMGI Solutions, MyWay, iCast, NaviPath, ExchangePath, and Activate, each of which have been divested or substantially wound down, as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The historical results of these companies were previously reported in the Enterprise Software and Services (Equilibrium and CMGI Solutions), Portals (MyWay and iCast) and Managed Application Services (NaviPath, ExchangePath, and Activate) segments, respectively. The Other category’s balance sheet information includes certain cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating business segments.

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

D.	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments, which generally have maturities between three and twelve months at the time of acquisition, are considered short-term and classified as available-for-sale.

As of April 30, 2006, the Company had short-term investments in auction rate securities (ARS) of approximately $87.5 million. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. These ARS are classified as short-term investments on the accompanying Condensed Consolidated Balance Sheets due to management’s intent regarding these securities and are accounted for as available-for-sale, in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). As of April 30, 2006, there were no unrealized gains or losses associated with these investments.

E.	GOODWILL AND INTANGIBLE ASSETS

The purchase price of the assets acquired and the liabilities assumed in a business combination is subject to an allocation period in accordance with SFAS 141, Business Combinations. In connection with the Modus acquisition, the allocation period for all adjustments other than those related to tax loss carryforwards expired during the quarter ended October 31, 2005, while the allocation period for tax adjustments will still remain open in accordance with SFAS 109, Accounting for Income Taxes. During the three months ended April 30, 2006, the Company recorded a purchase accounting adjustment of $0.3 million primarily related to a deferred tax balance in Europe. During the nine months ended April 30, 2006, total after-tax purchase accounting adjustments of $4.4 million were recorded, of which $3.9 million related to the restructuring of a facility in Europe, $0.4 million related to the elimination of redundant positions in the Americas and $0.1 million related to an asset write-down in Europe.

The changes in the carrying amount of goodwill for the nine months ended April 30, 2006 are as follows:

	Americas	Europe	Asia	Total
	(in thousands)
Balance as of July 31, 2005	$77,764	$26,960	$72,526	$177,250
Adjustments to goodwill from acquisition of Modus	373	3,783	201	4,357

Balance as of April 30, 2006	$78,137	$30,743	$72,727	$181,607

	Goodwill	Customer Relationships	Developed Technology	Trade Names	Total
	(in thousands)
Balance as of July 31, 2005	$177,250	$17,576	$2,332	$1,456	$198,614
Adjustments to goodwill and other intangible assets from the acquisition of Modus	4,416	—	—	—	4,416

Net carrying amount	181,666	17,576	2,332	1,456	203,030
Amortization expense	—	(731)	(292)	(183)	(1,206)

Balance as of October 31, 2005	$181,666	$16,845	$2,040	$1,273	$201,824
Goodwill adjustment from the acquisition of Modus	259	—	—	—	259

Net carrying amount	181,925	16,845	2,040	1,273	202,083
Amortization expense	—	(731)	(292)	(183)	(1,206)

Balance as of January 31, 2006	$181,925	$16,114	$1,748	$1,090	$200,877
Goodwill adjustment from the acquisition of Modus	(318)	—	—	—	(318)

Net carrying amount	181,607	16,114	1,748	1,090	200,559
Amortization expense		(731)	(292)	(183)	(1,206)

Balance as of April 30, 2006	$181,607	$15,383	$1,456	$907	$199,353

The amortization of intangible assets for the nine months ended April 30, 2006 and 2005 would have been primarily allocated to selling expenses had the Company recorded the expenses within the functional operating expense categories.

F.	EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Purchase Plan

On October 4, 1994, the Board of Directors of the Company adopted the 1995 Employee Stock Purchase Plan (the Plan). The purpose of the Plan is to provide a method whereby all eligible employees of the Company and its subsidiaries may acquire an equity interest in the Company through the purchase of shares of common stock. Under the Plan, employees may purchase the Company’s common stock through payroll deductions at an option price equal to 85% of the fair market value of the Company’s common stock on either the first business day or last business day of the applicable quarterly period, whichever is lower. During fiscal year 2002, the Plan was amended to increase the aggregate number of shares to 3.0 million. During the nine months ended April 30, 2006 and 2005, the Company issued approximately 165,000 and 164,000 shares, respectively, under the Plan. As of April 30, 2006, approximately 808,000 shares were available for issuance under the Plan.

Stock Option Plans

The Company currently awards stock options under four plans: the 2004 Stock Incentive Plan (the “2004 Plan”), the 2002 Non-Officer Employee Stock Incentive Plan (the “2002 Plan”), the 2000 Stock Incentive Plan (the “2000 Plan”) and the 2005 Non-Employee Director Plan (the “2005 Plan”). Options granted under the 2004 Plan, 2002 Plan and the 2000 Plan are generally exercisable as to 25% of the shares underlying the options beginning one year after the date of grant, with the option being exercisable as to the remaining shares in equal monthly installments over the next three years. Stock options granted under these plans have contractual terms of seven years. The Company may also grant awards other than stock options under the 2004 Plan, 2002 Plan and 2000 Plan.

In December 2005, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2005 Plan, pursuant to which the Company may grant non-qualified stock options to certain members of the Board of Directors. The 2005 Plan replaced the Company’s Amended and Restated 1999 Stock Option Plan For Non-Employee Directors (“1999 Plan”). No additional options will be granted under the 1999 Plan; however, all then-outstanding options under the 1999 Plan shall remain in effect in accordance with their respective terms. Up to 2,000,000 shares of common stock may be issued pursuant to awards granted under the 2005 Plan (subject to adjustment in the event of stock splits and other similar events). The 2005 Plan provides that each eligible director who is elected to the Board for the first time after this plan is adopted will automatically be granted an option to acquire 200,000 shares of Common Stock (the “Initial Option”). Each Affiliated Director who ceases to be an Affiliated Director and is not otherwise an employee of the Company or any of its subsidiaries or affiliates will be granted, on the date such director ceases to be an Affiliated Director but remains as a member of the Board of Directors, an Initial Option to acquire 200,000 shares of Common Stock under the plan. Each Initial Option will vest and become exercisable as to 1/36th of the number of shares of Common Stock originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. On the date of each annual meeting of stockholders of the Company commencing with the 2005 Meeting, each eligible director who is both serving as director immediately prior to and immediately following such annual meeting, and who has served on the Board for at least six months, will automatically be granted an option to purchase 24,000 shares of Common Stock (an “Annual Option”). Each Annual Option will vest and become exercisable on a monthly basis as to 1/36th of the number of shares originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. Stock options granted under the 2005 Plan have contractual terms of 10 years. Outstanding options under the 2005 Plan at April 30, 2006 expire through December 2015.

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

In March 2002, the Board of Directors adopted the 2002 Plan, pursuant to which 4,150,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 19,150,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards may be granted to the Company’s or its subsidiaries’ employees, other than those who are also officers or directors, as defined. The Board of Directors administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2002 Plan at April 30, 2006 expire through 2013.

In October 2000, the Board of Directors adopted the 2000 Plan, pursuant to which 15,500,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). Under the 2000 Plan, non-qualified stock options, incentive stock options or restricted stock awards may be granted to the Company’s or its subsidiaries’ employees, consultants, advisors or directors, as defined. The Board of Directors administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2000 Plan at April 30, 2006 expire through 2012.

The 1999 Plan, approved in fiscal year 2000, replaced the Company’s 1995 Directors’ Plan. No options under the 1995 Director’s Plan remain in effect. Pursuant to the 1999 Plan, 2,000,000 shares of the Company’s common stock were initially reserved for issuance.

Stock Option Valuation and Expense Information under SFAS No. 123(R)

On August 1, 2005, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and nonvested shares under SFAS No. 123(R) for the three and nine months ended April 30, 2006 which was allocated as follows:

	For the Three Months Ended April 30, 2006	For the Nine Months Ended April 30, 2006
	(in thousands)
Cost of goods sold	$139	$422
Selling	198	604
General and administrative	1,222	4,322

	$1,559	$5,348

Prior to fiscal year 2005, the Company used the Black-Scholes option pricing model to estimate the grant date fair value of stock option awards. For grants subsequent to the adoption of SFAS No. 123(R), the Company estimates the fair value of stock option awards on the date of grant using a binomial-lattice model developed by outside consultants who worked with the Company in the implementation of SFAS No. 123(R). The Company believes that the binomial-lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior. The use of a binomial-lattice model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate and expected term. The weighted-average estimated fair value of employee stock options granted during the three and nine months ended April 30, 2006 was $0.82 and $0.97 per share, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	For the Three Months Ended April 30, 2006	For the Nine Months Ended April 30, 2006
Expected volatility	74.86%	79.68%
Risk-free interest rate	4.85%	4.35%
Expected term (in years)	3.99	4.25

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

The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the binomial-lattice model. The determination of the expected term of employee stock options assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The binomial-lattice model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants made by the Company. The expected term generated by these probabilities reflects actual and anticipated exercise behavior of options granted historically.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended April 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures.

Stock Options

The status of the plans during the nine months ended April 30, 2006 is as follows:

	Number of shares	Weighted average exercise price
	(in thousands, except exercise price)
Stock options outstanding, July 31, 2005	19,456	$1.71
Granted	1,749	1.66
Exercised	(55)	0.61
Forfeited	(1,791)	2.47

Stock options outstanding, October 31, 2005	19,359	$1.64

Granted	2,181	1.57
Exercised	(561)	0.78
Forfeited	(486)	2.06

Stock options outstanding, January 31, 2006	20,493	$1.65

Granted	656	1.48
Exercised	(349)	0.81
Forfeited	(1,191)	1.57

Stock options outstanding, April 30, 2006	19,609	$1.66

Stock options exercisable, April 30, 2006	10,034	$1.84

As of April 30, 2006, unrecognized stock-based compensation related to stock options was approximately $9.2 million. This cost is expected to be expensed over a weighted average period of 2.1 years. The aggregate intrinsic value and weighted average remaining contractual life of stock options outstanding as of April 30, 2006 is approximately $3.2 million and 5.1 years, respectively. The aggregate intrinsic value and weighted average remaining contractual life of stock options exercisable as of April 30, 2006 is approximately $2.4 million and 4.3 years, respectively. The aggregate intrinsic value of options exercised during the nine months ended April 30, 2006 is approximately $0.7 million.

The following table summarizes information about the Company’s stock options outstanding at April 30, 2006:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
	(number of shares in thousands)
$0.00–$1.00	2,534	5.2 years	$0.51	2,181	$0.50
$1.01–$2.50	15,736	5.1	1.50	6,538	1.50
$2.51–$5.00	1,279	4.4	3.89	1,255	3.91
$5.01–$25.00	13	1.3	23.37	13	23.37
$25.01–$50.00	38	1.6	30.17	38	30.17
$50.01–$150.00	9	3.7	132.44	9	132.44

	19,609	5.1 years	$1.66	10,034	$1.84

Nonvested Stock

Nonvested stock are shares of Common Stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. In connection with the adoption of SFAS No. 123(R) on August 1, 2005, the Company reclassified approximately $6.2 million of recorded deferred compensation related to unamortized nonvested stock to additional paid-in capital. Nonvested stock is expensed ratably over the term of the restriction period, ranging from one to five years. Nonvested stock compensation expense for the three and nine months ended April 30, 2006 is approximately $0.3 million and $1.1 million, respectively. Nonvested stock compensation expense for the three and nine months ended April 30, 2005 is approximately $1.0 million and $3.6 million, respectively.

A summary of the status of our nonvested stock for the nine months ended April 30, 2006, is as follows:

	Number of shares	Weighted average grant date fair value
	(in thousands)
Nonvested stock outstanding, July 31, 2005	4,815	$1.55
Granted	985	1.66
Vested	(2,436)	1.23

Nonvested stock outstanding, October 31, 2005	3,364	$1.82

Granted	140	1.57
Vested	(79)	1.23
Forfeited	(10)	1.59

Nonvested stock outstanding, January 31, 2006	3,415	$1.78

Granted	—	—
Vested	(85)	2.08
Forfeited	(363)	0.91

Nonvested stock outstanding, April 30, 2006	2,967	$1.88

The fair value of nonvested shares is determined based on market price of the Company’s common stock on the grant date. The total grant date fair value of nonvested stock that vested during the nine months ended April 30, 2006 was approximately $4.8 million. As of April 30, 2006, there was approximately $5.3 million of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted-average period of 2.6 years.

Pro Forma Information under SFAS No. 123

Pro forma information regarding the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and nine months ended April 30, 2005 is as follows:

	For the Three Months Ended April 30, 2005	For the Nine Months Ended April 30, 2005
	(in thousands, except per share amounts)
Net income	$19,568	$26,251
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,004)	(16,160)
Add: Total stock-based employee compensation expense included in reported net income	1,098	4,401

Pro forma net income	$18,662	$14,492

Earnings per share:
Basic—as reported	$0.04	$0.05

Basic—pro forma	$0.04	$0.03

Diluted—as reported	$0.04	$0.05

Diluted—pro forma	$0.04	$0.03

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended April 30, 2005	For the Nine Months Ended April 30, 2005
Risk-free interest rate	3.9%	3.5%
Expected dividend yield	0.0%	0.0%
Expected volatility	75.1%	71.1%
Expected term (years)	5.78	4.18
Weighted average fair value of options granted during the period	$1.62	$0.96

G.	OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
		(in thousands)
Loss on impairment of marketable securities	$—	$—	$(77)	$—
Gain on sale of investments	22,609	—	23,155	—
Foreign exchange losses	(935)	(198)	(1,940)	(3,315)
Gain on sale of building	—	—	2,749	—
Other, net	302	184	206	702

	$21,976	$(14)	$24,093	$(2,613)

During the three months and nine months ended April 30, 2006, the Company recorded foreign exchange losses of approximately $0.9 million and $1.9 million, respectively. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia. The Company has operations in various countries throughout the world and its operating results and financial position can be affected by significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments to manage the exposure that results from such fluctuations, and the Company expects to continue such practice. Also, during the three and nine months ended April 30, 2006, the Company recorded a gain of approximately $19.4 million as a result of the acquisition of WebCT Inc. by Blackboard, Inc. and a gain of approximately $3.2 million as a result of the acquisition of Realm Business Solutions Inc. by Insight Venture Partners and Lightyear Capital. Both WebCT Inc. and Realm Business Solutions Inc. were @Ventures portfolio companies.

During the nine months ended April 30, 2006, the Company recorded an adjustment of approximately $0.5 million to increase a previously recorded gain as a result of the acquisition of Molecular Inc. (an @Ventures portfolio company), due to the release of funds held in escrow. Also, during the nine months ended April 30, 2006, the Company recorded impairment charges of approximately $0.1 million related to the Company’s holdings of shares of NaviSite, and a gain of approximately $2.7 million related to the sale of a building in Ireland.

During the three and nine months ended April 30, 2005, the Company incurred foreign exchange losses of approximately $0.2 million and $3.3 million, respectively. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia.

H.	RESTRUCTURING CHARGES

The Company’s restructuring initiatives during the three and nine months ended April 30, 2006 and April 30, 2005 involved strategic decisions to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contract terminations, severance charges and facility and equipment charges incurred as a result of actions taken to increase operational efficiencies, improve margins, and further reduce expenses. Severance charges included employee termination costs as a result of workforce reductions. The contract terminations primarily consisted of costs to exit facility and equipment leases and to terminate other vendor contracts. The Company also recorded charges related to operating leases with no future economic benefit to the Company as a result of the abandonment of unutilized facilities.

The following table summarizes the activity in the restructuring accrual for the three and nine months ended April 30, 2006:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2005	$1,409	$17,754	$—	$19,163
Restructuring accrual—Modus acquisition	3,504	773	—	4,277
Restructuring charges	723	247	—	970
Restructuring adjustments	(224)	231	—	7
Cash charges	(900)	(4,506)	—	(5,406)

Accrued restructuring balance at October 31, 2005	$4,512	$14,499	$—	$19,011

Restructuring charges	3,488	1,109	312	4,909
Restructuring adjustments	44	373	—	417
Cash charges	(4,700)	(2,804)	—	(7,504)
Non-cash charges	—	—	(312)	(312)

Accrued restructuring balance at January 31, 2006	$3,344	$13,177	$—	$16,521

Restructuring charges	349	2,191	—	2,540
Restructuring adjustments	(82)	124	—	42
Cash charges	(2,210)	(2,237)	—	(4,447)

Accrued restructuring balance at April 30, 2006	$1,401	$13,255	$—	$14,656

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

The net restructuring charges for the three and nine months ended April 30, 2006 and 2005, respectively, would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
		(in thousands)
Cost of revenue	$2,323	$719	$4,563	$1,751
Selling	128	113	363	182
General and administrative	131	640	3,959	1,852

	$2,582	$1,472	$8,885	$3,785

During the three months ended April 30, 2006, the Company recorded net restructuring charges of approximately $2.6 million. These charges consisted of approximately $0.3 million relating to a workforce reduction of 25 employees, primarily due to the elimination of redundant positions in the Americas region. In addition, the Company recorded approximately $2.3 million of contractual obligations primarily due to the closure of plants in Ireland and Scotland.

During the nine months ended April 30, 2006, the Company recorded net restructuring charges of approximately $8.9 million. These charges consisted of approximately $4.3 million relating to a workforce reduction of 106 employees, primarily due to the elimination of redundant positions in Europe and Americas. In addition, the Company recorded approximately $4.3 million of contractual obligations primarily related to the consolidation of two plants in the Netherlands and the closure of plants in Ireland and Scotland, as well as approximately $0.3 million relating to the impairment of certain assets no longer in service.

In addition, during the three months ended October 31, 2005, the Company accrued a purchase accounting adjustment to goodwill of approximately $4.4 million for restructuring activities related to the acquisition of Modus. These restructuring activities occurred in the Americas ($0.4 million) and Europe ($3.9 million), respectively. The restructuring in the Americas was employee severance related to the elimination of redundant positions. The restructuring in Europe primarily related to the closure of a plant in Scotland and consists of approximately $3.1 million of severance for 130 employees and $0.8 million relating to unoccupied facilities for which the Company expects to realize no future economic benefit.

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

The Company often enters into forward currency exchange contracts to manage exposures to foreign currencies. The fair value of the Company’s foreign currency exchange contracts is estimated based on foreign exchange rates as of the end of each reporting period. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The Company believes that its forward currency exchange contracts economically function as effective hedges of the underlying exposures, however the foreign currency contracts do not meet the specific criteria for hedge accounting defined in SFAS No. 133, thus requiring the Company to record all changes in the fair value of these contracts in earnings in the period of the change. During the three months ended April 30, 2006 and 2005, the Company recorded an unrealized gain of $0.1 million, as a result of fair value changes on its outstanding forward currency exchange contracts. This unrealized gain has been included in Other gains (losses), net in the Company’s condensed consolidated statement of operations.

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

In addition to its three current operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of directors and officers insurance costs, costs associated with maintaining certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance, as well as certain administrative costs related to the Company’s venture capital business. The Other category also consists of any residual results from operations, that exist through the cessation of operations of Equilibrium, CMGI Solutions, MyWay, iCast, NaviPath, ExchangePath, and Activate, each of which have been divested or substantially wound down, as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The historical results of these companies were previously reported in the Enterprise Software and Services (Equilibrium and CMGI Solutions), Portals (MyWay and iCast) and Managed Application Services (NaviPath, ExchangePath, and Activate) segments, respectively. The Other category’s balance sheet information includes certain cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating business segments.

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

For the three and nine months ended April 30, 2006, sales to Hewlett-Packard accounted for approximately 31% and 29% of our consolidated net revenue, respectively. Sales to Advanced Micro Devices accounted for approximately 12% of our consolidated net revenue for the three months ended April 30, 2006. Sales to Kodak accounted for approximately 12% of our consolidated net revenue for the nine months ended April 30, 2006. A significant portion of our expected annual volume of Kodak sales in fiscal 2006 was concentrated during the first half of our fiscal year in support of seasonality based demand for Kodak’s consumer products during the holiday season.

One customer based in the U.S., Hewlett-Packard, accounted for approximately 35% of the Company’s consolidated net revenue for the three months ended April, 2005 and approximately 36% of the Company’s consolidated net revenue for the nine months ended April 30, 2005.

International revenues accounted for approximately 58% of total revenues during the nine months ended April 30, 2006 as compared to 58% for the same period in the prior year. Our international operations subject us to exposure to foreign currency fluctuations. Revenues and related expenses generated from our international segments are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, Singapore Dollars, British Pounds, Chinese Yuan Renminbi and Taiwan Dollars. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues and operating expenses for our Asia and Europe segments. Similarly, our revenues and operating expenses will decrease for our Asia and Europe segments when the U.S. dollar strengthens against foreign currencies.

Summarized financial information of the Company’s continuing operations by segment is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
		(in thousands)
Net revenue:
eBusiness and Fulfillment
Americas	$107,098	$101,556	$380,538	$331,433
Asia	62,229	52,561	185,897	162,635
Europe	95,421	106,727	320,571	311,941

Total eBusiness and Fulfillment	264,748	260,844	887,006	806,009
Other	—	—	—	84

	$264,748	$260,844	$887,006	$806,093

Operating income (loss):
eBusiness and Fulfillment
Americas	$3,542	$(1,036)	$15,012	$4,338
Asia	2,613	3,925	13,841	19,605
Europe	(3,429)	113	(17,469)	245

Total eBusiness and Fulfillment	2,726	3,002	11,384	24,188
Other	(4,470)	(4,716)	(12,541)	(12,796)

	$(1,744)	$(1,714)	$(1,157)	$11,392

Non-GAAP operating income:
eBusiness and Fulfillment
Americas	$5,622	$1,814	$21,278	$13,081
Asia	4,637	5,319	19,102	24,808
Europe	276	1,518	(6,366)	4,287

Total eBusiness and Fulfillment	10,535	8,651	34,014	42,176
Other	(3,525)	(4,074)	(9,212)	(11,585)

	$7,010	$4,577	$24,802	$30,591

Non-GAAP operating income	$7,010	$4,577	$24,802	$30,591
Adjustments:
Depreciation	(3,407)	(2,414)	(8,108)	(7,094)
Amortization of intangible assets	(1,206)	(1,308)	(3,618)	(3,919)
Stock-based compensation	(1,559)	(1,097)	(5,348)	(4,401)
Restructuring, net	(2,582)	(1,472)	(8,885)	(3,785)

GAAP operating income (loss)	$(1,744)	$(1,714)	$(1,157)	$11,392
Other income (expense)	22,949	460	25,951	(1,568)
Income tax expense (benefit)	(738)	(23,099)	963	(20,553)
Loss from discontinued operations	(269)	(2,277)	(6,340)	(4,126)

Net income	$21,674	$19,568	$17,491	$26,251

	April 30, 2006	July 31, 2005
	(in thousands)
Total assets of continuing operations:
eBusiness and Fulfillment
Americas	$239,521	$236,459
Asia	203,962	188,738
Europe	182,819	160,699

Total eBusiness and Fulfillment	626,302	585,896
Other	138,957	127,876

	$765,259	$713,772

K.	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three and nine months ended April 30, 2006, approximately 2.7 million and 4.2 million weighted average common stock equivalent shares, respectively, were included in the denominator in the calculation of diluted earnings per share. For the three and nine months ended April 30, 2006, approximately 9.0 million and 5.5 million common stock equivalent shares and approximately 1.2 million nonvested shares were excluded from the denominator in the diluted earnings per share calculation as their inclusion would have been antidilutive. For the three and nine months ended April 30, 2005, approximately 8.7 million and 8.4 million weighted average common stock equivalents, respectively, were included in the denominator in the calculation of diluted earnings per share. For the three and nine months ended April 30, 2005, approximately 7.5 million and 7.6 million, respectively, common stock equivalent shares and approximately 0.4 million nonvested shares were excluded from the denominator in the diluted earnings per share calculation as their inclusion would have been antidilutive.

L.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
		(in thousands)
Net income	$21,674	$19,568	$17,491	$26,251
Net unrealized holding gains (losses) arising during the period	(246)	(70)	2,662	(61)
Foreign currency translation adjustment arising during the period	983	(153)	2,317	3,870

Comprehensive income	$22,411	$19,345	$22,470	$30,060

The components of accumulated other comprehensive income (loss) are as follows:

	April 30, 2006	July 31, 2005
	(in thousands)
Net unrealized holding gains (losses)	$2,629	$(33)
Cumulative foreign currency translation adjustment	4,673	2,362
Minimum pension liability adjustment	(338)	(338)

Accumulated other comprehensive income	$6,964	$1,991

M.	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

	Nine Months Ended April 30,
	2006	2005
	(in thousands)
Cash paid for interest	$2,183	$1,207
Cash paid for income taxes	$1,084	$1,020
Restricted stock grant to certain executives and employees (excluding acquisition related grant)	$1,418	$6,671

Significant non-cash activities during the nine months ended April 30, 2006 included the issuance of approximately 1.0 million shares of nonvested CMGI common stock (valued at approximately $1.4 million) to certain executives and employees of the Company.

Significant non-cash activities during the nine months ended April 30, 2005 included the issuance of approximately 68.6 million shares of CMGI common stock and assumed or substituted options to purchase approximately 12.6 million shares of CMGI common stock in connection with the acquisition of Modus. In addition, the Company issued approximately 2.5 million shares of restricted CMGI common stock (valued at approximately $3.6 million) to certain executives and employees of Modus in connection with the acquisition.

N.	INVENTORIES

Inventories at April 30, 2006 and July 31, 2005 consisted of the following:

	April 30, 2006	July 31, 2005
	(in thousands)
Raw Materials	$61,459	$48,314
Work-in-process	881	1,172
Finished Goods	22,198	29,203

	$84,538	$78,689

O.	BORROWING ARRANGEMENTS

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

On October 31, 2005, ModusLink entered into a new revolving credit agreement (the New Loan Agreement) with a bank syndicate. The New Loan Agreement is a three-year $60.0 million revolving credit facility, with a scheduled maturity of October 31, 2008. Advances under the New Loan Agreement may be in the form of loans or letters of credit. Outstanding borrowings under the former Loan Agreement have been assumed by the new loan facility such that at April 30, 2006, approximately $35.8 million of borrowings were outstanding under the facility, and approximately $1.8 million had been reserved in support of outstanding letters of credit. Interest on the revolving credit facility is based on Prime or LIBOR plus an applicable margin (ranging from 1.25 – 1.75%).

The New Loan Agreement includes certain restrictive financial covenants, all of which ModusLink was in compliance with at April 30, 2006. These covenants include balance sheet leverage, liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, acquire or sell assets without prior approval from the lenders. CMGI is not a guarantor under the New Loan Agreement.

P.	DISCONTINUED OPERATIONS AND DIVESTITURES

During the second quarter ended January 31, 2006, CMGI’s Board of Directors authorized the divestiture of a business unit within the Company’s Americas reporting segment. Management has determined that this planned divestiture meets the criteria for held for sale accounting for a discontinued operation in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As such, the operating results of the business unit have been segregated from continuing operations and have been reported as discontinued operations in the accompanying condensed balance sheets, statements of operations, cash flows and related notes to the condensed consolidated financial statements for all periods presented.

Summarized financial information for the discontinued operations are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
	(in thousands)
Results of operations:
Net revenue	$3,438	$4,823	$10,615	$12,424
Total expenses	3,707	5,053	11,567	14,503

Net loss from discontinued operations	(269)	(230)	(952)	(2,079)
Adjustment to loss on sale of Engage	—	(2,047)	—	(2,047)
Adjustment to loss on sale of Tallan	—	—	(2,585)	—
Estimated loss on a business unit	—	—	(2,803)	—

Net loss from discontinued operations	$(269)	$(2,277)	$(6,340)	$(4,126)

	April 30, 2006	July 31, 2005
	(in thousands)
Financial position:
Current assets	$3,054	$2,912
Property and equipment, net	568	2,284
Other assets	1,849	2,716
Total liabilities	(1,918)	(2,674)

Net assets of discontinued operations	$3,553	$5,238

Q.	CONTINGENCIES

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

R.	SUBSEQUENT EVENT

Alibris, Inc., one of CMGI’s @Ventures portfolio companies, was acquired by Oak Hill Capital Partners on May 19, 2006. In connection with the transaction, the Company received approximately $7.9 million in initial cash proceeds for @Ventures’ ownership stake in Alibris, Inc. and expects to record a pre-tax gain of approximately $4.6 million in the fourth quarter. The Company may receive up to $1.1 million in additional proceeds, assuming there are no claims against funds currently held in escrow during the next two years.

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

Overview

CMGI, through its subsidiary, ModusLink, provides industry-leading global supply chain management services. ModusLink provides extended supply chain management services and solutions to the technology industry on a global basis. These services and solutions include supply base and inventory management, sourcing, manufacturing, configuration, assembly processes, EDI solutions offering direct connections with customers’ IT systems, distribution and fulfillment, e-commerce, order management, production, customer service and supply chain design and consulting. We invest in emerging, innovative and promising technologies and industries through our venture capital business @Ventures. An aggregate of $5.8 million was invested by @Ventures, our venture capital business, during the nine months ended April 30, 2006.

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “non-GAAP operating income (loss),” which is defined as the operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets, and stock-based compensation. See Note J of Notes to Condensed Consolidated Financial Statements for segment information, including a reconciliation of non-GAAP operating income (loss) to net income (loss).

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

For the nine months ended April 30, 2006, CMGI reported net revenue of $887.0 million, an operating loss of $1.2 million and net income of $17.5 million. Included in both our operating loss and net income for the first nine months of fiscal 2006 was incremental stock-based compensation of $4.0 million related to the implementation of SFAS 123(R). We currently conduct business in the United Kingdom, The Netherlands, Hungary, France, Singapore, Taiwan, China, Malaysia, Ireland, The Czech Republic, Mexico and other foreign locations, in addition to the Company’s North American operations. We expect to continue to develop and expand our vertical markets and service offerings. At April 30, 2006, we had cash and cash equivalents, short-term investments and available for sale securities of $213.0 million, and working capital of $291.6 million. Our primary use of cash during the nine months ended April 30, 2006 was for working capital requirements in support of new customer programs and seasonality-based demand.

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

As a large portion of our revenue comes from outsourcing services provided to customers such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance could be adversely affected by declines in the overall performance of the technology sector. The markets for our supply chain management services are very competitive. We also face pressure from our customers to continually realize efficiency gains in order to help our customers maintain their gross margins and profitability. Increased competition and customer demands for efficiency improvements may result in price reductions, reduced gross margins and in some cases loss of market share. As a result of these competitive and customer pressures, the gross margins in our business are low. Increased competition arising from industry consolidation and/or low demand for our customers’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, move work to lower-cost venues, establish facilities closer to our customers to gain efficiencies, seek business from clients in new target verticals of communications, storage and consumer electronics and add other service offerings at higher margins.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three and nine months ended April 30, 2006, sales to Hewlett-Packard accounted for approximately 31% and 29%, respectively, of our consolidated net revenue, sales to Kodak accounted for approximately 8% and 12% , respectively, of our consolidated net revenue and sales to Advanced Micro Devices accounted for approximately 12% and 9%, respectively, of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key customers. We currently do not have any agreements which obligate any customer to buy a minimum amount of products or services from us. Consequently, our sales are subject to demand variability by our customers. The level and timing of orders placed by our customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Due to seasonality, we expect that revenues will be higher in the first and second fiscal quarters of the year, as our clients increase production for the holiday and calendar year-end season.

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

Drive operational efficiencies throughout our organization; As a result of the Modus acquisition, the Company has been running multiple information technology systems at a significant cost. Our strategy is to offer an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution will enable clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe our clients will benefit greatly from a global integrated business solution while we too reduce our operating costs. We expect to invest approximately $25.6 million in this initiative. Another program that we expect will drive further operational efficiencies in fiscal 2006 and beyond is the implementation of a global shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions (“Hub and Spoke”). We believe this initiative will yield improved process standardization and operating efficiency gains, as well as lower our operating costs.

We believe that successful execution of these initiatives will enable the Company to increase its gross margin percentage to approximately 12% – 14%, compared to the gross margins for the nine months ended April 30, 2006 of approximately 10%. We also believe that these initiatives will allow us to reduce our overall selling, general and administrative, restructuring and amortization costs to approximately 7% of revenue. These actions are expected to result in an operating margin between 5-7%. We expect to make steady progress toward these goals and to be operating at this level by the end of fiscal year 2008. Among the key external factors that will influence our performance against these goals are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, demand for our customers’ products, and demand for outsourcing services.

Results of Operations

Three months ended April 30, 2006 compared to the three months ended April 30, 2005

Net Revenue:

	Three Months Ended April 30, 2006	As a % of Total Net Revenue	Three Months Ended April 30, 2005	As a % of Total Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$107,098	40%	$101,556	39%	$5,542	5%
Asia	62,229	24%	52,561	20%	9,668	18%
Europe	95,421	36%	106,727	41%	(11,306)	(11)%

Total eBusiness and Fulfillment	$264,748	100%	$260,844	100%	$3,904	1%

Net revenue within the Americas, Asia, and Europe segments increased for the three months ended April 30, 2006, as compared to the same period in the prior year, primarily as a result of approximately $17.9 million of net revenues from a significant new customer program awarded during fiscal 2005. The year over year net revenue growth of $3.9 million or 1% is net of price reductions and form factor changes of approximately $12.0 million, of which approximately $8.4 million related to the Asia region, primarily in connection with the signing of a multi-year contract with a major customer during the spring of 2005. Within the Europe region net revenue declined primarily as a result of lower order volumes for certain customer programs. “Form factor” relates to the simplification or elimination of components from our clients’ final products, which in turn reduces the Company’s margin potential.

Two customers, Hewlett-Packard and Advanced Micro Devices, accounted for approximately 31% and 12%, respectively, of CMGI’s consolidated net revenue for the three months ended April 30, 2006. One customer, Hewlett-Packard, accounted for approximately 35% of CMGI’s consolidated net revenue for the three months ended April 30, 2005. A significant portion of our expected annual volume in fiscal 2006 with Kodak was concentrated within the first six months of our fiscal year in support of seasonality based demand for Kodak’s consumer products during the holiday season.

The Company continues to see volatility in demand for our customers’ products and as such maintains a conservative view on order volumes and revenue. Our current ability to forecast the amount and timing of future order volumes is low, and we expect such condition to continue for the foreseeable future, as the Company is highly dependent upon the business needs of its customers, whose businesses, in turn, depend upon various factors related to the high tech and consumer electronics sector generally and demand for products and services in that industry. The Company sells primarily on a purchase order basis, rather than pursuant to long-term contracts or contracts with minimum purchase requirements. These purchase orders are generally for quantities necessary to support near-term demand for our customers’ products. A significant portion of our customer base operates in the technology sector, which is intensely competitive and very volatile. Our customers’ order volumes vary from quarter-to-quarter for a variety of reasons, including market acceptance of their new product introductions and overall demand for their products. This business environment, and our mode of transacting business with our customers, does not lend itself to precise measurement of the amount and timing of future order volumes, and as a result, future sales volumes and revenues could vary significantly from period to period.

Cost of Revenue:

	Three Months Ended April 30, 2006	As a % of Segment Net Revenue	Three Months Ended April 30, 2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$95,816	89%	$94,242	93%	$1,574	2%
Asia	51,469	83%	41,365	79%	10,104	24%
Europe	88,601	93%	98,290	92%	(9,689)	(10)%

Total eBusiness and Fulfillment	$235,886	89%	$233,897	90%	$1,989	1%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. Cost of revenue increased for the three months ended April 30, 2006 primarily as a result of the increase in revenues as compared to the prior year. Overall net revenue and cost of revenue increased 1%, as compared to the prior year. Gross margins for the third quarter of fiscal 2006 were 11% as compared to 10% in the prior year, a $1.9 million increase.

For the three months ended April 30, 2006, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 11%, 17% and 7%, as compared to 7%, 21% and 8%, respectively, for the same period of the prior year. Within the Americas region, the four-percentage point increase in gross margin percentage was primarily attributable to the higher sales as well as cost reduction initiatives implemented to improve operational efficiencies. Within the Asia region, the four-percentage point decline in gross margin percentage was attributable to $8.4 million of price reductions and form factor changes, primarily in connection with the signing of a multi-year contract with a major customer during the spring of 2005. These price reductions and form factor changes were partially offset by approximately $7.9 million of cost savings and increased business volumes. In recent years, the demand for supply chain management services in both the Americas and Europe has been adversely affected by customers’ migration of their work to lower cost regions of the world, particularly Asia. Accordingly, as a result of the lower overall cost of delivering the Company’s products and services in the Asia region, particularly China, and the increasing demand for supply chain management services in that region, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. We expect that there will be pressure on gross margin levels in Asia as the market, particularly China, matures. Our gross margins are impacted by a number of factors, including competition, order volumes, pricing, customer and product mix and configuration, and overall demand for our customers’ products. A significant portion of the costs required to deliver our products and services is fixed in nature.

As outlined in our strategic initiative discussion in the Overview section above, the Company remains focused on margin improvement through several revenue and operating efficiency initiatives designed to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, move work to lower-cost venues, establish facilities closer to our customers to gain efficiencies, seek business from clients in new target verticals of communications, storage and consumer electronics and add other service offerings at higher margins.

Selling Expenses:

	Three Months Ended April 30, 2006	As a % of Segment Net Revenue	Three Months Ended April 30, 2005	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$1,902	2%	$1,424	1%	$478	34%
Asia	1,446	2%	1,460	3%	(14)	(1)%
Europe	1,760	2%	1,853	2%	(93)	(5)%

Total eBusiness and Fulfillment	$5,108	2%	$4,737	2%	$371	8%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, marketing expenses and travel costs. Selling expenses during the three months ended April 30, 2006 increased by approximately $0.4 million. During the three months ended April 30, 2006, employee-related costs and consulting costs were higher than the same period in the prior fiscal year by approximately $0.3 million and $0.1 million, respectively. For the three months ended April 30, 2006 and 2005, employee-related costs represented approximately 65% and 67% of the total selling expense, respectively. The Company expects its selling expenses to continue to approximate 2% of net revenue for the foreseeable future.

General and Administrative Expenses:

	Three Months Ended April 30, 2006	As a % of Segment Net Revenue	Three Months Ended April 30, 2005	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$4,987	5%	$5,573	5%	$(586)	(11)%
Asia	6,191	10%	5,317	10%	874	16%
Europe	6,075	6%	5,914	6%	161	3%

Total eBusiness and Fulfillment	17,253	7%	16,804	6%	449	3%
Other	4,457	—	4,340	—	117	3%

Total	$21,710	8%	$21,144	8%	$566	3%

General and administrative expenses within the Americas, Asia, and Europe operating segments consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. General and administrative expenses, within these operating segments, increased during the three months ended April 30, 2006, as compared to the same period in the prior fiscal year, primarily as a result of approximately $2.7 million of costs associated with the Company’s migration to a new ERP platform, $1.1 million of depreciation primarily as a result of the change to the new ERP platform and $0.4 million of higher IT infrastructure costs, primarily software and hardware maintenance. These costs were partially offset by approximately $2.5 million of lower employee-related costs, $0.9 million of lower legal and accounting costs and $0.2 million of lower training and seminars. Within the Americas region, the $0.6 million decrease in general and administrative expenses was primarily the result of lower employee-related costs of approximately $1.2 million, partially offset by higher IT infrastructure costs of approximately $0.8 million. Within the Asia region, the $0.9 million increase in general and administrative expenses was primarily associated with the ERP initiative of approximately $1.2 million, partially offset by approximately $0.3 million of lower IT infrastructure costs.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, and administration costs related to the Company’s venture capital business. General and administrative expenses within the Other category increased compared to the same period in the prior fiscal year, primarily from an $0.7 million increase in stock-based compensation expense recorded in connection with the Company’s adoption of SFAS No. 123(R). In addition, the Company had higher employee related costs and accounting costs of approximately $0.6 million and $0.2 million, respectively. These increases were partially offset by approximately $1.0 million of lower legal fees, $0.2 million of lower consulting and professional fees and $0.2 million of lower directors and officers insurance.

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

Amortization of Intangibles Assets:

	Three Months Ended April 30, 2006	As a % of Segment Net Revenue	Three Months Ended April 30, 2005	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$531	0%	$677	1%	$(146)	(22)%
Asia	510	1%	483	1%	27	6%
Europe	165	0%	148	0%	17	11%

Total eBusiness and Fulfillment	$1,206	0%	$1,308	1%	$(102)	(8)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 1 to 7 years.

Restructuring, net:

	Three Months Ended April 30, 2006	As a % of Segment Net Revenue	Three Months Ended April 30, 2005	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
eBusiness and Fulfillment
Americas	$320	0%	$676	1%	$(356)	(53)%
Asia	—	0%	11	0%	(11)	(100)%
Europe	2,249	2%	409	0%	1,840	450%

Total eBusiness and Fulfillment	2,569	1%	1,096	0%	1,473	134%
Other	13	—	376	—	(363)	(97)%

Total	$2,582	1%	$1,472	1%	$1,110	75%

During the three months ended April 30, 2006, the Company recorded net restructuring charges of approximately $2.6 million. These charges consisted of approximately $0.3 million relating to a workforce reduction of 25 employees, primarily due to the elimination of redundant positions in the Americas region. In addition, the Company recorded approximately $2.3 million of contractual obligations primarily due to the closure of plants in Ireland and Scotland.

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

Interest Income/Expense:

During the three months ended April 30, 2006, interest income increased $0.2 million to $1.4 million from $1.2 million for the same period in the prior fiscal year. The increase in interest income was the result of higher average interest rates during the current period compared to the same period in the prior fiscal year. The increase in interest income resulting from the higher interest rates was partially offset by an overall decrease in the average cash and cash equivalent and short-term investment balances.

Interest expense totaled approximately $0.8 million and $0.4 million for the three months ended April 30, 2006 and 2005, respectively. In both periods, interest expense of approximately $0.2 million related to the Company’s stadium obligation, and the remaining interest expense related primarily to outstanding borrowings on a revolving bank credit facility. The interest expense on the revolving line of credit increased due to an increase in the borrowing rate as well as an increase in the average outstanding balance.

Other Gains (losses), net:

Other gains (losses) net, totaled a gain of $22.0 million for the three months ended April 30, 2006 as compared to a loss of $0.01 million for the same period of the prior fiscal year. During the three months ended April 30, 2006, the Company recorded a gain of approximately $19.4 million as a result of the acquisition of WebCT Inc. by Blackboard, Inc. and a gain of approximately $3.2 million as a result of the acquisition of Realm Business Solutions Inc. by Insight Venture Partners and Lightyear Capital. Both WebCT Inc. and Realm Business Solutions Inc. were @Ventures portfolio companies. In addition, the Company incurred foreign exchange losses of approximately $0.9 million during the three months ended April 30, 2006, primarily related to unhedged foreign currency exposures in Asia. During the three months ended April 30, 2005, the Company incurred foreign exchange losses of approximately $0.2 million, primarily related to unhedged foreign currency exposures in Asia.

Equity in income (losses) of affiliates, net:

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s income (losses) is included in equity in income (losses) of affiliates. Equity in income of affiliates was approximately $0.3 for the three months ended April 30, 2006 compared to equity in losses of affiliates of approximately $0.3 million for the same period in the prior fiscal year, primarily as a result of a decrease in net losses recognized by certain of the affiliate companies.

Income Taxes:

The Company does not record any income tax benefit for losses generated in the U.S. as it is more likely than not that the Company will not realize such benefits and the fact that the Company has fully utilized its tax loss carryback benefits. The Company provides income tax expense related to certain foreign and state taxes. During the three months ended April 30, 2006, the Company recorded income tax benefit of approximately $0.7 million, as compared to an income tax benefit of $23.1 million for the same period of the prior year.

Nine months ended April 30, 2006 compared to the nine months ended April 30, 2005

Net Revenue:

	Nine Months Ended April 30, 2006	As a % of Total Net Revenue	Nine Months Ended April 30, 2005	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$380,538	43%	$331,433	41%	$49,105	15%
Asia	185,897	21%	162,635	20%	23,262	14%
Europe	320,571	36%	311,941	39%	8,630	3%

Total eBusiness and Fulfillment	887,006	100%	806,009	100%	80,997	10%
Other	—	0%	84	0%	(84)	(100)%

Total	$887,006	100%	$806,093	100%	$80,913	10%

Net revenue within the Americas, Asia, and Europe segments increased for the nine months ended April 30, 2006, as compared to the same period in the prior year, primarily as a result of approximately $138.7 million of net revenue contributions from two significant new customer programs awarded during fiscal 2005. A portion of this net revenue increase includes seasonality-based demand for the holiday season. The year over year net revenue growth of $80.9 million or 10% is net of price reductions and form factor changes of approximately $36.1 million, of which approximately $26.3 million related to the Asia region.

During the nine months ended April 30, 2006, sales to Hewlett-Packard and Kodak accounted for approximately 29% and 12% of the Company’s consolidated net revenues, respectively. During the nine months ended April 30, 2005, sales to Hewlett-Packard accounted for approximately 36% of the Company’s consolidated net revenues.

Cost of Revenue:

	Nine Months Ended April 30, 2006	As a % of Segment Net Revenue	Nine Months Ended April 30, 2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$341,400	90%	$300,642	91%	$40,758	14%
Asia	150,465	81%	120,539	74%	29,926	25%
Europe	304,903	95%	288,542	92%	16,361	6%

Total eBusiness and Fulfillment	$796,768	90%	$709,723	88%	$87,045	12%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. Cost of revenue increased for the nine months ended April 30, 2006 primarily as a result of the increase in revenues as compared to the prior year. Overall net revenue increased 10% while cost of revenue increased 12%, as compared to the prior year. As a result, gross margins for the nine months ended April 30, 2006 were 10% as compared to 12% in the prior year quarter, a $6.1 million decline. The margin decline reflects certain price reduction and form factor changes partially offset by cost savings and increased business volumes.

For the nine months ended April 30, 2006, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 10%, 19% and 5%, as compared to 9%, 26% and 8%, respectively, for the same period of the prior year. Within the Asia region, the seven-percentage point decline in gross margin percentage was attributable to $26.3 million of price reductions and form factor changes which were partially offset by approximately $19.7 million of cost savings and increased business volumes. Within the Europe region, the three-percentage point decline in gross margins percentage was primarily attributable to $5.1 million of additional costs incurred in the second quarter to support a larger than anticipated surge in demand for a significant clients’ products in Europe during the holiday season. These costs primarily included higher freight expediting fees, warehousing and assembly costs, and distribution costs. In addition, gross margins in Europe were negatively impacted by $5.9 million of price reductions and form factor changes versus the prior year, partially offset by approximately $3.3 million of cost savings and increased business volumes.

Selling Expenses:

	Nine Months Ended April 30, 2006	As a % of Segment Net Revenue	Nine Months Ended April 30, 2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$6,222	2%	$5,303	2%	$919	17%
Asia	4,036	2%	4,974	3%	(938)	(19)%
Europe	5,531	2%	5,421	2%	110	2%

Total eBusiness and Fulfillment	15,789	2%	15,698	2%	91	1%
Other	—	—	(3)	(4)%	3	100%

Total	$15,789	2%	$15,695	2%	$94	1%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, marketing expenses and travel costs. Selling expenses during the nine months ended April 30, 2006 were consistent with the same period in the prior fiscal year. During the nine months ended April 30, 2006, employee related costs increased by approximately $0.8 million. This increase was partially offset by lower facility costs of approximately $0.3 million, lower stock-based compensation of $0.3 million. The $0.9 million increase in selling expenses within the Americas region is primarily the result of higher employee-related costs. The $0.9 million decrease in selling expenses within the Asia region is primarily the result of lower employee-related costs of approximately $0.4 million and lower stock-based compensation of approximately $0.2 million. Of the Company’s total selling expenses for the nine months ended April 30, 2006 and 2005, employee-related costs represented approximately 66% and 62% of the total selling expense in each period. The Company expects its selling expenses to continue to approximate 2% of net revenue for the foreseeable future.

General and Administrative Expenses:

	Nine Months Ended April 30, 2006	As a % of Segment Net Revenue	Nine Months Ended April 30, 2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$15,200	4%	$17,522	5%	$(2,322)	(13)%
Asia	15,780	8%	15,162	9%	618	4%
Europe	19,608	6%	16,414	5%	3,194	19%

Total eBusiness and Fulfillment	50,588	6%	49,098	6%	1,490	3%
Other	12,515	—	12,481	1,486%	34	0%

Total	$63,103	7%	$61,579	8%	$1,524	2%

General and administrative expenses within the Americas, Asia, and Europe operating segments consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. The total general and administrative expenses for these operating segments increased during the nine months ended April 30, 2006, as compared to the same period in the prior fiscal year, primarily as a result of approximately $6.9 million of costs associated with the Company’s migration to a new ERP platform, $1.3 million of depreciation primarily as a result of the change to the new ERP platform and $0.5 million of higher IT infrastructure costs, primarily software and hardware maintenance and $0.6 million of consulting and professional costs. These costs were partially offset by approximately $3.9 million of lower employee-related costs, $1.5 million of lower legal and accounting costs, $1.0 million of lower facility costs, $0.8 million of lower stock-based compensation and $0.3 million of lower seminar and training costs. Within the Americas region, the $2.3 million decrease in general and administrative expenses was primarily associated with lower employee-related costs. Within the Europe region, the $3.2 million increase in general and administrative expenses was primarily associated with the ERP initiative of approximately $2.1 million.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, and administration costs related to the Company’s venture capital business. General and administrative expenses within the Other category were consistent with the same period in the prior fiscal year. General and administrative expenses increased from the prior year primarily as a result of approximately $2.5 million of stock based compensation expense recorded in connection with the Company’s adoption of SFAS No. 123(R). In addition, the Company had higher accounting costs and employee related costs of approximately $1.2 million and $0.5 million, respectively. These increases were offset by approximately $2.4 million of lower legal costs, $0.8 million of lower consulting costs, $0.5 million of lower professional fees and $0.5 million of lower directors and officers insurance. The Company expects its total general and administrative costs to approximate 8% to 9% of net revenue for the remainder of fiscal 2006 due primarily to higher information technology expenditures associated with the Company’s migration to a common ERP platform, and increased stock compensation expense related to the continued application of SFAS No. 123(R). These increased general and administrative costs are expected to be partially offset by cost savings in connection with the implementation of the Hub and Spoke shared services model.

Amortization of Intangible Assets:

	Nine Months Ended April 30, 2006	As a % of Segment Net Revenue	Nine Months Ended April 30, 2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$1,593	0%	$2,178	1%	$(585)	(27)%
Asia	1,530	1%	1,418	1%	112	8%
Europe	495	0%	323	0%	172	53%

Total eBusiness and Fulfillment	$3,618	0%	$3,919	0%	$(301)	(8)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 1 to 7 years.

Restructuring, net:

	Nine Months Ended April 30, 2006	As a % of Segment Net Revenue	Nine Months Ended April 30, 2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$1,111	0%	$1,450	0%	$(339)	(23)%
Asia	245	0%	937	1%	(692)	(74)%
Europe	7,503	2%	996	0%	6,507	653%

Total eBusiness and Fulfillment	8,859	1%	3,383	0%	5,476	162%
Other	26	—	402	479%	(376)	(94)%

Total	$8,885	1%	$3,785	0%	$5,100	135%

During the nine months ended April 30, 2006, the Company recorded net restructuring charges of approximately $8.9 million. These charges consisted of approximately $4.3 million relating to a workforce reduction of 106 employees, primarily due to the elimination of redundant positions in Europe and Americas. In addition, the Company recorded approximately $4.3 million of contractual obligations primarily related to the consolidation of two plants in the Netherlands and the closure of plants in Ireland and Scotland, as well as approximately $0.3 million relating to the impairment of certain assets no longer in service.

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

Interest Income/Expense:

During the nine months ended April 30, 2006, interest income increased $1.3 million to $4.0 million from $2.7 million for the same period in the prior fiscal year. The increase in interest income was the result of higher average interest rates during the current period compared to the same period in the prior fiscal year. The increase in interest income resulting from the higher interest rates was partially offset by an overall decrease in the average cash and cash equivalent and short-term investment balances.

Interest expense totaled approximately $2.1 million and $1.4 million for the nine months ended April 30, 2006 and 2005, respectively. In both periods, interest expense of approximately $0.6 million related to the Company’s stadium obligation, and the remaining interest expense related primarily to outstanding borrowings on a revolving bank credit facility. The interest expense on the revolving line of credit increased due to an increase in the borrowing rate as well as an increase in the average outstanding balance.

Other Gains (losses), net:

Other gains (losses) net, totaled a gain of $24.1 million for the nine months ended April 30, 2006 as compared to a loss of $2.6 million for the same period of the prior fiscal year. During the nine months ended April 30, 2006, the Company recorded a gain of approximately $2.7 million related to the sale of a building in Europe. In addition, the Company recorded gains of approximately $19.4 million as a result of the acquisition of WebCT Inc. by Blackboard, Inc. and a gain of approximately $3.2 million as a result of the acquisition of Realm

Business Solutions, Inc. by Insight Venture Partners and Lightyear Capital and a $0.5 million adjustment to a previously recorded gain as a result of the acquisition of Molecular Inc. by Isobar. (WebCT Inc., Realm Business Solutions Inc. and Molecular Inc. were @Ventures portfolio companies). The Company also incurred foreign exchange losses of approximately $1.9 million during the nine months ended April 30, 2006, primarily related to unhedged foreign currency exposures in Asia. During the nine months ended April 30, 2005, the Company incurred foreign exchange losses of approximately $3.3 million, primarily related to unhedged foreign currency exposures in Asia.

Equity in income (losses) of affiliates, net:

Equity in losses of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s income (losses) is included in equity in income (losses) of affiliates. Equity in losses of affiliates was approximately $0.1 million for the nine months ended April 30, 2006 compared to equity in losses of affiliates of $0.3 million for the same period in the prior fiscal year, primarily as a result of a decrease in net losses recognized by certain of the affiliate companies.

Income Taxes:

The Company does not record any income tax benefit for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that the Company has fully utilized its tax loss carryback benefits. The Company provides income tax expense related to certain foreign and state taxes. During the nine months ended April 30, 2006, the Company recorded income tax expense of approximately $1.0 million, as compared to an income tax benefit of $20.6 million for the same period of the prior year.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of investments in subsidiary and affiliate entities and borrowings from lending institutions. As of April 30, 2006, the Company’s primary sources of liquidity consisted of cash and cash equivalents and short-term investments of $210.0 million. In addition, on October 31, 2005, ModusLink entered into a new revolving credit agreement (the New Loan Agreement) with a bank syndicate. The New Loan Agreement is a three-year $60.0 million revolving credit facility, with a scheduled maturity of October 31, 2008. Advances under the New Loan Agreement may be in the form of loans or letters of credit. Outstanding borrowings under the former Loan Agreement have been assumed by the new loan facility such that at April 30, 2006, approximately $35.8 million of borrowings were outstanding under the facility, and approximately $1.8 million had been reserved in support of outstanding letters of credit. Interest on the revolving credit facility is based on Prime or LIBOR plus an applicable margin (ranging from 1.25 – 1.75%). The credit facility includes certain restrictive financial covenants, which include balance sheet leverage, liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, or acquire or sell assets without prior approval from the lenders. The Company’s working capital at April 30, 2006 was approximately $291.6 million.

Net cash used for operating activities of continuing operations was $7.5 million for the nine months ended April 30, 2006, compared to $20.0 million for the nine months ended April 30, 2005. Cash used for operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in working capital. During the nine months ended April 30, 2006, non-cash items primarily included $8.1 million of depreciation expense, $3.6 million of amortization of intangible assets, $5.3 million of stock-based compensation expense and $23.0 million of non-operating gains, net. Non-operating gains, net consists primarily of a gain of approximately $19.4 million from the acquisition of WebCT, Inc. by Blackboard, Inc. and a gain of approximately $3.2 million from the acquisition of Realm Business Solutions, Inc. by Insight Venture Partners and Lightyear Capital. Both WebCT Inc. and Realm Business Solutions, Inc. were @Ventures portfolio companies. Net cash used for operating activities of continuing operations includes an increase in accounts receivable and inventory of $23.5 million and $5.0 million, respectively, related to increased sales for certain new customer’s products as a result of seasonality based demand. During the nine months ended April 30, 2005, non-cash items primarily included $7.1 million of depreciation expense, $3.9 million of amortization of intangible assets and $4.4 million of stock-based compensation expense.

The Company believes that the reduction in the net cash used for operating activities of continuing operations is dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are dependent on several factors including the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition in our markets is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. A one-percentage point decline in our gross margins earned during the nine months ended April 30, 2006, would have resulted in a $8.9 million decline in our cash flows from operating activities. We continue to focus on margin improvement, through cost reductions, asset and employee productivity gains and seeking business from clients in new target verticals of communications, storage and consumer electronics in order to improve the profitability and cash flows of our business and maintain our competitive position. As outlined in our discussion on strategic initiatives in the Overview section above, we are reacting to margin and pricing pressures in several ways, including efforts to lower our cost to service customers, move work to lower-cost venues, establish facilities closer to our customers to gain efficiencies, and add other service offerings at higher margins.

Investing activities of continuing operations used cash of $73.7 million for the nine months ended April 30, 2006 and used cash of $78.1 million for the nine months ended April 30, 2005. The $73.7 million of cash used for investing activities consists primarily from the Company investing approximately $87.5 million in auction rate securities in order to increase the yields earned on its available cash, $11.8 million of capital expenditures and $5.8 million of investments in affiliates. These decreases were partially offset by $2.7 million of proceeds from the sale of a building in Europe and approximately $21.2 million and $6.9 million of proceeds from the acquisition by third parties of two @Ventures portfolio companies, WebCT Inc. and Realm Business Solutions Inc., respectively. During the nine months ended April 30, 2005, the Company’s primary use of cash for investing activities included the acquisition of Modus, for which the Company made a net cash payment of approximately $66.2 million to retire Modus’ debt and pay certain deal related costs. Also during the nine months ended April 30, 2005, the Company paid additional acquisition related costs of approximately $1.8 million. As of April 30, 2006, the Company had $22.8 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities. During the nine months ended April 30, 2006, the Company invested approximately $10.3 million in a new Enterprise Resource Planning System in connection with its strategy to create a global integrated supply-chain system infrastructure that extends from front-end order management through distribution returns management. During the remainder of fiscal 2006 the Company expects to invest approximately $5.0 million of additional capital in its new ERP system. The total investment in the new ERP system through fiscal 2007 is expected to approximate $25.6 million.

Financing activities of continuing operations provided cash of $10.1 million and $13.4 million for the nine months ended April 30, 2006 and 2005, respectively. The $10.1 million of cash provided for financing activities of continuing operations during the nine months ended April 30, 2006 includes $11.0 million of borrowings under the revolving line of credit in order to support the demand for certain customer products, $1.0 million of proceeds from the issuance of common stock and approximately $1.6 million of cash used for the repayment of a mortgage in connection with the sale of a building in Europe. The $13.4 million of cash provided by financing activities of continuing operations during the nine months ended April 30, 2005 includes $5.1 million of proceeds from the issuance of common stock primarily from stock option exercises and $9.0 million of borrowings under the revolving line of credit. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities.

Cash used for discontinued operations totaled $0.1 million and $1.5 million for the nine months ended April 30, 2006 and 2005, respectively.

Given the Company’s cash resources as of April 30, 2006, the Company believes that it has sufficient working capital and liquidity to support its operations, as well as continue to make investments through its venture capital business over the next fiscal year and for the foreseeable future. However, should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

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

ModusLink has a revolving credit facility of $60.0 million. As of April 30, 2006, approximately $35.8 million of borrowings were outstanding under the facility, and approximately $1.8 million had been reserved in support of outstanding letters of credit.

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

Future minimum payments, including previously recorded restructuring obligations, as of April 30, 2006 are as follows:

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in thousands)
Operating and capital leases	$87,826	$22,131	$32,404	$19,751	$13,540
Stadium obligations	15,200	1,600	3,200	3,200	7,200
Long-term debt	130	65	65	—	—
Purchase obligations	81,737	81,737	—	—	—
Revolving line of credit	35,785	—	35,785	—	—

Total	$220,678	$105,533	$71,454	$22,951	$20,740

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $1.0 million.

Total rent and equipment lease expense charged to continuing operations was approximately $16.1 million and $22.2 million for the nine months ended April 30, 2006 and 2005, respectively.

From time to time the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. As of April 30, 2006, the Company had guarantees related to a facility lease of a former subsidiary and financial standby letters of credit guarantees totaling approximately $2.7 million which are expected to expire by June 2007. As of April 30, 2006, the Company had no recorded liabilities with respect to these arrangements.

From time to time, the Company agrees to provide indemnification to its customers in the ordinary course of business. Typically, the Company agrees to indemnify its customers for losses caused by the Company with respect to certain intellectual property, such as databases, software masters, certificates of authenticity and similar valuable intellectual property. As of April 30, 2006, the Company had no recorded liabilities with respect to these arrangements.

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

Restructuring Expenses. For restructuring plans implemented prior to December 31, 2002, the Company assessed the need to record restructuring charges in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The Company also applies EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and Staff Accounting Bulletin (SAB) No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. The Company records liabilities that primarily include the estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations, bandwidth agreements and other service contracts. These estimates are based on the remaining amounts due under various contractual agreements, adjusted for any anticipated contract cancellation penalty fees or any anticipated or unanticipated event or changes in circumstances that would reduce these obligations. In the past, certain of our restructuring estimates relating to contractual obligations have been settled for amounts less than our initial estimates. As of April 30, 2006, the Company’s accrued restructuring balance totaled $14.7 million, of which remaining contractual obligations represented $13.3 million. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate experts to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10% – 20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by $1.5 – $2.9 million.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the nine months ended April 30, 2006 consisted of stock-based compensation expense related to employee stock options and employee stock purchases of approximately $4.3 million, excluding approximately $1.0 million of stock-based compensation for nonvested stock. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the nine months ended April 30, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the nine months ended April 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the nine months ended April 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures.

Upon adoption of SFAS No. 123(R), the Company also changed its method of valuation for stock-based awards granted after August 1, 2005 to a binomial-lattice option-pricing model (“binomial-lattice model”) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS No. 123. The Company believes that the binomial-lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior. The Company uses third party analyses to assist in developing the assumptions used in its binomial-lattice model and the resulting fair value used to record compensation expense. The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award. A 10% increase in the volatility used for determining the fair value of the options granted during the nine months ended April 30, 2006 would have resulted in an approximately $0.3 million increase in the total estimated stock-based compensation for these options.

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

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Management predominantly uses third party valuation reports to assist in its determination of the fair value of reporting units subject to impairment testing. These valuation reports, used to determine the fair value of reporting units for purposes of impairment testing, rely heavily on projections of future operating performance. The preparation of these projections takes into consideration both past performance and management’s expectations for future performance based on its experience. Further, in accordance with the provisions of SFAS No. 142, the Company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. As of July 31, 2004, based on the provisions of SFAS No. 142, the Company had two reporting units for purposes of goodwill impairment testing. Upon completion of its acquisition of Modus Media on August 2, 2004, the Company concluded that it had three reporting units (Americas, Asia, and Europe) for purposes of goodwill impairment testing. Additionally, the Company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. The Company performed its annual impairment test during the fourth quarter of fiscal 2005 and concluded goodwill was not impaired. At April 30, 2006, the Company’s carrying value of goodwill and other intangible assets totaled $181.6 million and $17.7 million, respectively. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Future operating results and cash flows from operations are dependent on several factors including the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. If our assumptions regarding our ability to maintain our competitive position in the marketplace or our assumptions of the future demand for our customers’ products and services used in preparing our valuations of the Company’s reporting units differ materially from actual future results, the Company may record impairment charges in the future.

Investments. The Company maintains interests in several privately held companies primarily through its various venture capital business (“CMGI @Ventures”), which invest in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. At April 30, 2006, the Company had approximately $22.8 million of investments in privately held companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates, net” in the Company’s Consolidated Statements of Operations.

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

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operation in the future. We may incur additional impairment charges to our equity investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $22.8 million of investments in affiliates at April 30, 2006 ranging from 10% – 20%, respectively, would decrease our income from continuing operations by $2.3 – $4.6 million.

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

Income Taxes. Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At April 30, 2006 and 2005, respectively, a full valuation allowance has been recorded against the gross deferred tax assets since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. At April 30, 2006, the Company’s net operating loss carryforwards for federal, state and foreign purposes totaled $2.0 billion, $2.1 billion and $15.1 million, respectively. A 5% reduction in the Company’s current valuation allowance on these federal, state and foreign net operating loss carryforwards would result in an income tax benefit of approximately $40.0 million.

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

We may have difficulty achieving and sustaining operating profitability, and if we deplete our working capital balances, our business will be materially and adversely affected.

During the three months ended April 30, 2006, we reported an operating loss of approximately $1.7 million. While we have reported operating profitability in recent past periods, as a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict and may fluctuate significantly. We anticipate that we will continue to incur significant operating expenses in the future, including significant costs of revenue and general and administrative expenses. We also have significant commitments and contingencies, including borrowings under a revolving line of credit, real estate leases, continuing stadium sponsorship obligations, and inventory purchase obligations. Therefore, we cannot assure you that we will achieve and sustain operating profitability in the future. We may also use significant amounts of cash to grow and expand our operations, including through additional acquisitions. At April 30, 2006, we had a consolidated cash, cash equivalents, marketable securities and short-term investment balance of approximately $213.0 million and fixed contractual obligations of $220.7 million. If we are unable to sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

We derive substantially all of our revenue from a small number of customers and adverse industry trends or the loss of any of those customers could significantly damage our business.

We derive a substantial portion of our revenue by providing supply chain management services to a small number of customers. Our business and future growth will continue to depend in large part on the industry trend towards outsourcing supply chain management and other business processes. If this trend does not continue or declines, demand for our supply chain management services would decline and our financial results could suffer.

In addition, the loss of any one or more of our customers would cause our revenues to decline. For the three months ended April 30, 2006, sales to two customers, Hewlett-Packard and Advanced Micro Devices, accounted for approximately 31% and 12%, respectively, of our consolidated net revenue. During the three months ended April 30, 2006, five customers accounted for approximately 62% of our net revenues. We do not have any agreements which obligate any customer to buy a minimum amount of products or services. We do not have any agreements which designate us as the sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard, Advanced Micro Devices or any other key customers, or a decision by any one of our key customers to significantly change or reduce the services we provide, would have a material adverse effect on our business. We cannot assure you that our revenue from key customers will not decline in future periods.

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

Our operating results have fluctuated widely on a quarterly basis during the last several years. We expect that we may experience significant fluctuations in future quarterly operating results. Many factors, some of which are beyond our control, have contributed to these quarterly fluctuations in the past and may continue to contribute to fluctuations. Therefore, operating results for future periods are difficult to predict, and prior results are not necessarily indicative of results to be expected in future periods. These factors include:

•	how well we execute on our strategy and operating plans;

•	implementation of our strategic initiatives and achievement of expected results of these initiatives;

•	demand for our products and services;

•	timing of new product introductions or software releases by our customers or their competitors;

•	payment of costs associated with our acquisitions, sales of assets and investments;

•	timing of sales of assets and marketable securities;

•	market acceptance of new products and services;

•	seasonality;

•	temporary shortages in supply from vendors;

•	charges for impairment of long-lived assets and/or restructuring in future periods;

•	political instability or natural disasters in the countries in which we operate;

•	specific economic conditions in the industries in which we compete;

•	general economic conditions;

•	actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates reflected in our Consolidated Financial Statements; and

•	changes in accounting rules.

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

Following our acquisition of Modus in August 2004, we continue to identify ways to increase efficiencies and productivity and effect cost savings. We have started projects designed to increase our operational efficiencies, including the standardization to a global business solutions platform through the investment of approximately $25.6 million in an Enterprise Resource Planning system. We have also begun the implementation of a shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We cannot assure you that the completion of these projects will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs. If we are unable to complete these projects in a timely manner and without significant problems, or do not achieve expected results, our business, financial position and operating results may be adversely affected.

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

We currently conduct business in Mexico, China, Taiwan, Singapore, Malaysia, the United Kingdom, Hungary, Ireland, The Czech Republic, France, The Netherlands and other foreign locations, in addition to our United States operations. International sales accounted for 61% of our total revenue for the three months ended April 30, 2006. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. There is also additional risk if the currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we often enter into forward currency exchange contracts to manage exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

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

We sell to our supply chain management customers on a purchase order basis rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Therefore, our sales are subject to demand variability by our supply chain management customers, which is difficult to predict and may fluctuate significantly. The level and timing of orders placed by these customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Customers submitting a purchase order may cancel, reduce or delay their orders. If we are unable to anticipate and respond to the demands of our supply chain management customers, we may lose customers because we have an inadequate supply of products, or we may have excess inventory, either of which may harm our business, financial position and operating results. In addition, from time to time we publicly state the projected revenue from certain client engagements. Due to demand variability, there can be no assurance that such estimates will be realized.

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

Some of CMGI’s officers and directors also serve as officers or directors of one or more of CMGI’s subsidiaries. In addition, David S. Wetherell, CMGI’s Chairman of the Board, has significant compensatory interests in some of CMGI’s @Ventures venture capital funds. As a result, CMGI, CMGI’s officers and directors, and CMGI’s subsidiaries and venture capital business may face potential conflicts of interest with each other and with stockholders. Specifically, CMGI’s officers and directors may be presented with situations in their capacity as officers, directors or management of one of CMGI’s subsidiaries and venture capital funds that conflict with their fiduciary obligations as officers or directors of CMGI or of another subsidiary or affiliate.

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

Interest Rate Risk

The Company has from time to time used derivative financial instruments to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The derivatives the Company uses are straightforward instruments with liquid markets. At April 30, 2006, the Company was primarily exposed to the Prime Rate, London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rates (EURIBOR) on its outstanding borrowing arrangements, and the Company had no open derivative positions with respect to its borrowing arrangements. A hypothetical 100 basis point increase in our interest rates would result in an approximate 11%, or $0.1 million, increase in our interest expense for the three months ended April 30, 2006.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy.

Our exposure to market risk for changes in interest rates relates primarily to our investment in short-term investments. At April 30, 2006, the Company has available-for-sale securities, a significant portion which are classified as short-term investments in our Condensed Consolidated Balance Sheet. These short-term investments include corporate and state municipal obligations such as commercial paper and auction rate securities (ARS), but may also include certificates of deposit and institutional market funds. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through “Dutch auctions” generally conducted every 7 to 90 days by a trust company or broker/dealer on behalf of the issuer. We believe these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty years. We mitigate default risk by investing in instruments that are rated AAA by Moody’s and Fitch Ratings, or equivalent. Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investments guidelines and market conditions.

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

International revenues from our foreign operating segments accounted for approximately 61% of total revenues during the three months ended April 30, 2006. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

Using the foreign currency exchange rates from the beginning of our fiscal year, our Asia revenues for the three months ended April 30, 2006 would have been lower than we reported using the actual exchange rates by approximately $0.4 million and operating income would have been higher by approximately $0.3 million.

We are also exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended April 30, 2006, we recorded foreign currency translation gains of approximately $1.0 million. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three months ended April 30, 2006, we recorded foreign currency transaction losses of approximately $0.9 million which are recorded in other gains (losses), net in our consolidated statements of operations.

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

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the quarter ended April 30, 2006, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMGI, INC.

Date: June 9, 2006	By:	/s/ THOMAS OBERDORF
Thomas Oberdorf
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Letter Agreement, dated April 17, 2006, by and between Mark J. Kelly and ModusLink Corporation, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 17, 2006 (File No. 000-23262).

10.2	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated April 28, 2006, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 28, 2006 (File No. 000-23262).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.