Form 10-K
period 2006-07-31
CMGI INC
filed 2006-10-16
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File 000-23262

CMGI, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2921333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Winter Street Waltham, Massachusetts	02451
(Address of principal executive offices)	(zip code)

(781) 663-5001

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of each Exchange on which registered:
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The approximate aggregate market value of registrant’s Common Stock held by non-affiliates of the Registrant on January 31, 2006, based upon the closing price of a share of the Registrant’s Common Stock on such date as reported by the Nasdaq Global Market (formerly the Nasdaq National Market): $683,193,579.

On October 9, 2006, the Registrant had outstanding 486,937,596 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JULY 31, 2006

CMGI, INC.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in Item 1A of this report, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. CMGI does not undertake any obligation to update forward-looking statements.

PART I

ITEM 1.—BUSINESS

General

CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”), through its subsidiary, ModusLink Corporation (“ModusLink”), provides industry-leading global supply chain management services that help businesses market, sell and distribute their products and services. In addition, CMGI’s venture capital business, @Ventures, invests in a variety of technology ventures. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in Delaware in 1986. CMGI’s address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

CMGI’s business strategy in recent years has led to the development, acquisition and operation of majority-owned subsidiaries focused on supply chain management services, as well as the strategic investment in other companies. A further description of the Company’s recent developments is set forth in Notes 4 and 6 of the Notes to Consolidated Financial Statements included in Item 8 below and is incorporated herein by reference.

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

Prior to the Modus acquisition, CMGI’s supply chain management business was operated by SalesLink LLC (formerly SalesLink Corporation) and its subsidiary, SL Supply Chain Services International Corp. SalesLink LLC was contributed by CMGI to ModusLink on August 2, 2004. Thereafter, ModusLink succeeded to SalesLink’s supply chain management business and SalesLink continued to operate a marketing distribution services business focused on financial services companies. On June 28, 2006, SalesLink’s marketing distribution services business was sold to Automatic Data Processing, Inc. (“ADP”).

Upon closing of the acquisition, Modus Media International, Inc. was renamed ModusLink Corporation. Through the formation of ModusLink, CMGI has created a supply chain management market leader with fiscal 2006 revenue of $1.1 billion, 41 locations in 13 countries (including four locations in Japan operated by an entity in which the Company has a 40% interest), including a significant presence in Asia and Europe. ModusLink has a widely diversified client base that includes leaders in the hardware, software, consumer electronics, telecommunications and storage markets. As a result of the Modus acquisition, the Company modified its organizational structure to closely resemble the operating model historically used by Modus. This operating structure is aligned along the Americas, Asia and Europe regions. Each of these regions has designated management teams with direct responsibility over the operations of the respective regions. As a result, the Company now reports three operating segments, Americas, Asia and Europe.

As used herein, references to SalesLink for periods prior to August 2, 2004 refer to SalesLink Corporation and SL Supply Chain Services International Corp., which was contributed by CMGI to SalesLink on July 31, 2003 and together comprised the Company’s supply chain management business prior to the Modus acquisition. References to SalesLink for periods including and after August 2, 2004 refer to CMGI’s marketing distribution services business. All references to ModusLink include both the supply chain management and marketing distribution services businesses.

Products and Services

Supply Chain Management Services and Solutions

Through ModusLink, we provide end-to-end supply chain management services and solutions to the technology industry on a global scale. The services and solutions are designed to optimize the supply chain, helping companies improve time to market, inventory management, customer service and distribution. Our clients include hardware manufacturers, software publishers, storage and consumer electronic device manufacturers, telecommunication carriers, broadband and wireless service providers and other companies that engage us to manage and perform the multiple business processes throughout the end-to-end supply chain. Our core execution services include consulting and demand planning, sourcing and supply base management, manufacturing and product configuration, logistics management, marketing distribution and print-on-demand, e-commerce, sales support and the complete range of after market services, from testing and repair to asset disposition. We are also a Microsoft Authorized Replicator, further enhancing our position as a valued supply chain services provider to leading technology hardware original equipment manufacturers (“OEMs”).

We have many years of experience servicing the supply chain management needs of companies in the technology market. We offer a complete line of customized, vertical market solutions designed and configured to address the supply chain needs and challenges specific to the computing, software, consumer electronics, storage and communications industries.

We also offer go-to-market solutions designed to help companies quickly, efficiently and cost-effectively enter new geographic markets, where we have established operations and local market expertise. These solutions leverage a set of pre-configured, end-to-end services and processes designed to help companies manufacture and/or distribute their products in regions where they currently have no supply chain infrastructure or local market operating knowledge.

Additionally, using our information technology (“IT”) systems and infrastructure, we manage the flow and use of information throughout the supply chain. ModusLink’s robust technology infrastructure serves as the backbone of a client’s fully-integrated global supply chain solution. We offer a secure and redundant network environment to ensure our clients’ data and information is secure and accurate. We work with clients to integrate data, tools and applications to create a technology solution that meets our clients’ business needs and improves management of the global supply chain.

We are in the process of upgrading and further integrating our Enterprise Resource Planning (“ERP”) system. Our infrastructure spans critical aspects of supply chain processes from beginning to end and serves as the foundation for the design, integration and ongoing management of a client’s global supply chain. Our new ERP system is designed to provide the visibility and control needed for better decision making, more rapid response to global market dynamics and effective asset utilization across services and geographies. Our new operating infrastructure is expected to leverage an integrated global systems platform, standardized process execution, strategic global management, industry expertise and local market knowledge to provide clients with more effective global operations management.

Our global operational footprint consists of an integrated network of 41 strategically located facilities (including four locations in Japan operated by an entity in which the Company has a 40% interest) in 13 countries, including numerous sites throughout North America, Europe and Asia. ModusLink’s regionally-optimized and highly-scalable solution centers are designed to provide the flexibility to deliver and configure products in-region, close to the customer or in low-cost regions, such as China, Eastern Europe and Mexico for maximum efficiency and cost-effectiveness.

Sales and Marketing

ModusLink’s sales and marketing staffs are strategically, and globally, aligned to support the development, marketing and sale of our supply chain management services and solutions worldwide.

Our marketing efforts are focused on developing greater awareness and brand recognition among our target client base, with an emphasis on companies within our key vertical markets of computing, software, storage, consumer electronics and communications. We market our services and solutions through our website, public relations, advertising and tradeshow campaigns and are developing a wide range of collateral materials and sales tools to support these efforts. Additionally, our global product marketing staff is focused on the ongoing development, positioning and marketing of new services and solutions, including customized, vertical market solutions; high-value core execution services; and geographic “go-to-market” solutions. This marketing staff also identifies and generates new opportunities and leads within these markets.

ModusLink sells its services and solutions on a global scale, through the direct sales channel. Our strategically aligned, global sales staff creates new opportunities and cultivates leads in all of our key regions throughout North America, Europe and Asia as well as within our target vertical markets around the world. Our sales staff helps us to further diversify our client base.

Competition

The markets for the supply chain management and marketing distribution service offerings provided by ModusLink are very competitive. As an end-to-end solutions provider with services offerings covering a range of supply chain operations and activities across the globe, ModusLink competes with a number of different vendors, both global and regional, in a number of different service areas. We expect the intensity of competition to continue to increase from both global and regional competitors. A failure to maintain and enhance our competitive position, including the expansion into geographical areas where we currently have no presence, will limit our ability to maintain and increase market share, which could result in serious harm to our business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. We compete in the supply chain management market on the basis of quality, performance, service levels, global capabilities, technology, operational efficiency and price.

Some of our competitors have substantially greater financial, infrastructure, personnel, and other resources than we do. Furthermore, some of our competitors have well established, large and experienced marketing and sales capabilities and greater name recognition, including well established relationships with our current and potential clients. As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in client requirements. They may also develop and promote their services more effectively than us and may have more strategic geographical locations in low cost production areas of the world. Also, we may lose potential clients to competitors for various reasons, including the ability or willingness of competitors to offer lower prices and other incentives or concessions that we cannot or will not match. There can be no assurance that our competitors will not develop products and services that are superior to ours or that achieve greater market acceptance than our offerings.

Venture Capital

The Company maintains interests in several venture capital funds: CMG@Ventures I, LLC (“CMG@Ventures I”), which was dissolved on July 31, 2006; CMG@Ventures II, LLC (“CMG@Ventures II”); CMG@Ventures III, LLC (“CMG@Ventures III”); CMG@Ventures Expansion, LLC (“CMG@Ventures Expansion”); CMGI@Ventures IV, LLC (“CMGI@Ventures IV”); and @Ventures V, LLC (“@Ventures V”). These venture capital funds invest in emerging, innovative and promising technology companies.

The Company owned 100% of the capital and was entitled to approximately 77.5% of the cumulative net profits of CMG@Ventures I. The Company owns 100% of the capital and is entitled to approximately 80% of the cumulative net profits of CMG@Ventures II.

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

During fiscal year 2004, CMGI formed @Ventures V. CMGI owns 100% of the capital and is entitled to approximately 92% of the net profits realized by @Ventures V.

An aggregate of approximately $6.8 million was invested by CMGI’s venture capital business, @Ventures, during the fiscal year ended July 31, 2006. In addition, in three separate transactions, the Company received distributions of approximately $36.5 million from the acquisition by third parties of certain of its venture capital portfolio companies during fiscal 2006.

As of July 31, 2006, the Company, through @Ventures, held investments in 15 portfolio companies. From time to time, the Company may make new and follow-on venture capital investments and will from time to time receive distributions from the @Ventures entities as a result of previous investments made in the portfolio. As of July 31, 2006, the Company was not obligated to fund any new or follow-on investments.

Other

In recent years, a limited number of clients accounted for substantially all of the Company’s consolidated net revenue. For the fiscal year ended July 31, 2004, sales to one client, Hewlett-Packard, accounted for 74% of our consolidated revenue. Through the Modus acquisition, the Company addressed its client concentration and for fiscal year 2005, Hewlett-Packard accounted for 36% of the Company’s consolidated net revenue. For fiscal year 2006, two clients, Hewlett-Packard and Kodak, accounted for 30% and 11%, respectively, of the Company’s consolidated net revenue. During fiscal year 2006, five clients, accounted for approximately 60% of the Company’s net revenues. The Company currently does not have any agreements that obligate any client to buy a minimum amount of products or services from CMGI or any subsidiary, or to designate CMGI or any subsidiary as its sole supplier of any particular products or services. The loss of a significant amount of business with any key client, could have a material adverse effect on CMGI. The Company believes that it will continue to derive the vast majority of its consolidated operating revenue from sales to a small number of clients. There can be no assurance that revenue from key clients will not decline in future periods.

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

At July 31, 2006, the Company employed approximately 3,729 persons on a full-time basis. The Company’s subsidiaries in Mexico are parties to collective bargaining agreements covering approximately 48 employees. The Company’s subsidiaries in France and The Netherlands are parties to collective bargaining agreements covering approximately 518 employees pursuant to and in accordance with applicable law that provide representation for all employees of those subsidiaries. Approximately 274 of the employees of the Company’s Irish subsidiaries are members of labor unions. The Company considers its employee relations to be good.

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

As of July 31, 2006, approximately 47%, 36% and 17% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2005, approximately 48%, 36% and 16% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2004 approximately 99% of the Company’s long-lived assets were located in the Americas. Approximately 60%, 60% and 47% of the Company’s consolidated revenue was generated outside the United States during fiscal years 2006, 2005 and 2004, respectively.

We sell our products and services to our clients primarily on a purchase order basis rather than pursuant to contracts with minimum purchase requirements. Consequently, sales are subject to demand variability by such clients and the Company purchases and maintains adequate levels of inventory in order to meet client needs rapidly and on a timely basis. The Company has no guaranteed price, quantity or delivery agreements with its suppliers. Because of the diversity of the Company’s products and services, as well as the wide geographic dispersion of its facilities, the Company uses numerous sources for the wide variety of raw materials needed for its operations. The Company has not been adversely affected by an inability to obtain raw materials.

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

ITEM 1A.—RISK FACTORS

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

During the fiscal year ended July 31, 2006, we reported operating income of approximately $0.6 million. While we have reported operating profitability in recent past periods, as a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict and may fluctuate significantly. We anticipate that we will continue to incur significant operating expenses in the future, including significant costs of revenue and general and administrative expenses. We also have significant commitments and contingencies, including borrowings under a revolving line of credit, real estate leases, continuing stadium sponsorship obligations, and inventory purchase obligations. Therefore, we cannot assure you that we will sustain operating profitability in the future. We may also use significant amounts of cash to grow and expand our operations, including through additional acquisitions. At July 31, 2006, we had a consolidated cash, cash equivalents, marketable securities and short-term investment balance of approximately $228.7 million and fixed contractual obligations of $217.7 million. If we are unable to sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

We derive a substantial portion of our revenue from a small number of clients and adverse industry trends or the loss of any of those clients could significantly damage our business.

We derive a substantial portion of our revenue by providing supply chain management services to a small number of clients. Our business and future growth will continue to depend in large part on the industry trend towards outsourcing supply chain management and other business processes. If this trend does not continue or declines, demand for our supply chain management services would decline and our financial results could suffer.

In addition, the loss of any one or more of our key clients would cause our revenues to decline. For the fiscal year ended July 31, 2006, sales to one client, Hewlett-Packard, accounted for approximately 30% of our consolidated net revenue. During the fiscal year ended July 31, 2006, five clients accounted for approximately 60% of our net revenues. We do not have any agreements which obligate any client to buy a minimum amount of products or services. We do not have any agreements which designate us as the sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard or any other key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. We cannot assure you that our revenue from key clients will not decline in future periods.

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

Our operating results have fluctuated widely on a quarterly basis during the last several years. We expect that we may experience significant fluctuations in future quarterly operating results. Many factors, some of which are beyond our control, have contributed to these quarterly fluctuations in the past and may continue to contribute to fluctuations. Therefore, operating results for future periods are difficult to predict, and prior results are not necessarily indicative of results to be expected in future periods. These factors include:

•	how well we execute on our strategy and operating plans;

•	implementation of our strategic initiatives and achievement of expected results of these initiatives;

•	demand for our products and services;

•	timing of new product introductions or software releases by our clients or their competitors;

•	payment of costs associated with our acquisitions, sales of assets and investments;

•	timing of sales of assets and marketable securities;

•	market acceptance of new products and services;

•	seasonality;

•	temporary shortages in supply from vendors;

•	charges for impairment of long-lived assets and/or restructuring in future periods;

•	political instability or natural disasters in the countries in which we operate;

•	specific economic conditions in the industries in which we compete;

•	general economic conditions;

•	actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates reflected in our Consolidated Financial Statements; and

•	changes in accounting rules.

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

Following our acquisition of Modus in August 2004, we continue to identify ways to increase efficiencies and productivity and effect cost savings. We have undertaken and implemented projects designed to increase our operational efficiencies, including the standardization to a global business solutions platform through the investment of approximately $29.8 million in an Enterprise Resource Planning system. We have also begun the implementation of a shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We cannot assure you that the completion of these projects will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs. If we are unable to complete these projects in a timely manner and without significant problems, or do not achieve expected results, our business, financial position and operating results may be adversely affected.

We are subject to risks of operating internationally.

We maintain significant operations outside of the United States, and we will likely continue to expand these operations. Our success depends, in part, on our ability to manage and expand our international operations. This international expansion requires significant management attention and financial resources. Our operations will continue to be subject to numerous and varied regulations worldwide, some of which may have an adverse effect on our ability to develop our international operations in accordance with our business plans or on a timely basis.

We currently conduct business in Mexico, China, Taiwan, Singapore, Malaysia, the United Kingdom, Hungary, Ireland, the Czech Republic, France, The Netherlands and other foreign locations, in addition to our United States operations. International sales accounted for 60% of our total revenue for the fiscal year ended July 31, 2006. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. There is also additional risk if the currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we often enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

There are other risks inherent in conducting international operations, including:

•	added fulfillment complexities in operations, including multiple languages, currencies, bills of materials and stock keeping units;

•	the complexity of ensuring compliance with multiple U.S. and foreign laws, particularly differing laws on intellectual property rights, export control, taxation and duties; and

•	labor practices, difficulties in staffing and managing foreign operations, political and social instability, health crises or similar issues, and potentially adverse tax consequences.

In addition, a substantial portion of our business is now conducted in China, where we face additional risks, including the following:

•	the challenge of navigating a complex set of licensing and tax requirements and restrictions affecting the conduct of business in China by foreign companies;

•	difficulties and limitations on the repatriation of cash;

•	currency fluctuation and exchange rate risks;

•	protection of intellectual property, both for us and our clients;

•	evolving regulatory systems and standards; and

•	difficulty retaining management personnel and skilled employees.

Our international operations increase our exposure to international laws and regulations. Noncompliance with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, could result in unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities; foreign countries may impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers; or a governmental authority could make an unfavorable determination regarding our operations, any of which could make it more difficult to conduct our business and have a material adverse effect on our business and operating results.

If we are unable to manage these risks, we may face significant liability, our international sales may decline and our financial results may be adversely affected.

We may have problems raising capital we need in the future.

Historically, we have financed our operations and met our capital requirements primarily through funds generated from operations, the issuance of common stock, the sale of our interests in subsidiaries, returns generated by our venture capital business and borrowings from lending institutions. Market and other conditions largely beyond our control may affect our ability to engage in future sales of our securities, the timing of any sales, and the amount of proceeds we receive from sales of our securities. Even if we are able to sell our securities in the future, we may not be able to sell at favorable prices or on favorable terms. In addition, this funding source may not be sufficient in the future, and we may need to obtain funding from outside sources. However, we may not be able to obtain funding from outside sources. In addition, even if we find outside funding sources, we may be required to issue to those outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional shares of common stock. If we experience difficulties raising capital in the future, our business could be materially adversely affected.

A decline in the technology sector could reduce our revenues.

A large portion of our revenue comes from clients in the technology sector, which is intensely competitive and very volatile. Declines in the overall performance of the technology sector have in the past and could in the future adversely affect the demand for supply chain management services and reduce our revenues and profitability from these clients.

The gross margins in the supply chain management business are low, which magnifies the impact of variations in revenue and operating costs on our financial results.

As a result of intense price competition in the technology products marketplace, the gross margins in our supply chain management business are low, and we expect them to continue to be low in the future. These low gross margins magnify the impact of variations in revenue and operating costs on our financial results. Although we have identified initiatives designed to increase our gross margins, increased competition arising from industry consolidation and/or low demand for products may hinder our ability to maintain or improve our gross margins. Portions of our operating expenses are relatively fixed, and planned expenditures are based in part on anticipated orders. Our current ability to forecast the amount and timing of future order volumes is low, and we expect this to continue because we are highly dependent upon the business needs of our clients, which are highly variable. As a result, we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins. We may also be required to spend money to restructure our operations should future demand fall significantly in any one facility. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

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

Because our contracts do not contain minimum purchase requirements and we sell primarily on a purchase order basis, we are subject to uncertainties and variability in demand by clients, which could decrease revenue and adversely affect our financial results.

Our contracts do not contain minimum purchase requirements and we sell primarily on a purchase order basis. Therefore, our sales are subject to demand variability by our supply chain management clients, which is difficult to predict and may fluctuate significantly. The level and timing of orders placed by these clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. If we are unable to anticipate and respond to the demands of our supply chain management clients, we may lose clients because we have an inadequate supply of products, or we may have excess inventory, either of which may harm our business, financial position and operating results.

We must maintain adequate levels of inventory in our supply chain management business in order to meet client needs, which presents risks to our financial position and operating results.

We often purchase and maintain adequate levels of inventory in our supply chain management business in order to meet client needs rapidly and on a timely basis. The markets, including the technology sector served by many of our clients are subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. Our clients offer limited protection, if any, from the loss in value of inventory. In addition, our clients may become unable or unwilling to fulfill their protection obligations. The inability of our clients to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage our inventory with our clients with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, which may harm our business, financial position and operating results.

Our ability to obtain particular products or components in the quantities required to fulfill client orders on a timely basis is critical to our success. We have no guaranteed price or delivery agreements with our suppliers. We may occasionally experience a supply shortage of some products as a result of strong demand or problems experienced by our suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. Accordingly, if we are not able to secure and maintain an adequate supply of products or components to fulfill our client orders on a timely basis, our business, financial position and operating results may be adversely affected.

Our failure to meet client demands could result in lost revenues, increased expenses and negative publicity.

Our supply chain management clients face significant uncertainties in forecasting the demand for their products. Limitations on the size of facilities, number of personnel and availability of materials could make it difficult to meet clients’ unforecasted demand for additional production. Any failure to meet clients’ specifications, capacity requirements or expectations could result in lost revenue, lower client satisfaction, negative perceptions in the marketplace and potential claims for damages.

If we are not able to establish client sites where requested, or if we fail to retain key clients at established sites, our client relationships, revenue and expenses could be seriously harmed.

Our supply chain management clients have, at times, requested that we add capacity or open a facility in locations near their sites. If we elect not to add required capacity at sites near existing clients or establish sites near existing or potential clients, clients may decide to seek alternate service providers. In addition, if we lose a significant client of a particular site or open or expand a site with the expectation of business that does not materialize, operations at that site could become unprofitable or significantly less efficient. Any of these events could have a material adverse effect on our business, revenues and expenses.

Venture capital investing is risky and highly speculative.

Through @Ventures we invest in privately held companies. We receive proceeds relating to our investments, if at all, only when a portfolio company engages in a liquidity event such as an initial public offering or the acquisition of a portfolio company by a third party. Liquidity events may take many years to materialize and the timing of liquidity events are difficult to predict. As a result there is much uncertainty as to the timing and impact of our venture capital portfolio on our financial results. Our ability to earn returns on our investment, or even recover our capital, is dependent upon factors outside of our control, including the success of our portfolio companies’ businesses, and the market for initial public offering and mergers and acquisitions. We typically own a minority position in our portfolio companies, which may afford us representation on the board of directors of a portfolio company but does not give us control over the entity. As a result we may have limited, if any, influence over our portfolio companies’ businesses and strategies. We cannot assure you that we will earn any returns or recover our invested capital.

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

The intellectual property of our supply chain management clients may be damaged, misappropriated, stolen or lost while in our possession, subjecting us to litigation and other adverse consequences.

In the course of providing supply chain management services to our clients, we have possession of or access to their intellectual property, including databases, software masters, certificates of authenticity and similar valuable intellectual property. If our clients’ intellectual property is damaged, misappropriated, stolen or lost, we could suffer:

•	claims under client agreements or applicable law, or other liability for damages;

•	delayed or lost revenue due to adverse client reaction;

•	negative publicity; and

•	litigation that could be costly and time consuming.

We may be liable if third parties misappropriate personal information of our clients’ customers.

We often handle personal information as part of our e-commerce offering. Any security breach could expose us to risks of loss, litigation and liability and could seriously disrupt our operations. If third parties are able to penetrate our network or telecommunications security or otherwise misappropriate the personal information or credit card information of our clients’ customers or if we give third parties improper access to such information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could be significant. Further, any resulting adverse publicity arising from investigations could have a material adverse impact on our business.

We depend on third-party software, systems and services.

Our business and operations rely on third parties to provide products and services, including IT products and services, and shipping and transportation services. We may experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, systems and services. Any interruption in the availability or usage of the products and services provided by third parties could have a material adverse effect on our business or operations.

We depend on important employees, and the loss of any of those employees may harm our business.

Our performance is substantially dependent on the performance of our executive officers and other key employees, as well as management of our subsidiaries. The familiarity of these individuals with technology and service-related industries makes them especially critical to our success. Our success is also dependent on our ability to attract, train, retain and motivate high quality personnel, especially for our subsidiaries’ management teams. Competition for personnel is intense. The loss of the services of any of our executive officers or key employees may harm our business.

Our strategy of expanding our business through acquisitions of other businesses and technologies presents special risks.

We may expand our business in certain areas through the acquisition of businesses, technologies, products and services from other businesses, as we have in the past. Acquisitions involve a number of special problems, including:

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

From time to time, we have been, and will continue to be, subject to third-party claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights. These claims may damage our business by:

•	subjecting us to significant liability for damages;

•	resulting in invalidation of our proprietary rights;

•	resulting in costly license fees in order to settle the claims;

•	being time-consuming and expensive to defend even if the claims are not meritorious; and

•	resulting in the diversion of our management’s time and attention.

ITEM 1B.—UNRESOLVED STAFF COMMENTS

None.

ITEM	2.—PROPERTIES

At September 30, 2006, the Company’s various properties in the Americas, Asia and Europe utilized for office, storage, warehouse, production and assembly, sales and marketing, and operations facilities include the following locations:

Location	Approximate Sq. Ft.
California(1)	580,000
Florida	34,000
Illinois	151,000
Indiana	96,000
Massachusetts	198,000
North Carolina	163,000
Oregon	16,000
Tennessee	250,000
Texas	187,000
Utah	513,000
China	332,000
Czech Republic	77,000

Location	Approximate Sq. Ft.
France	84,000
Hungary	38,000
Ireland(2)	172,000
Mexico	109,000
The Netherlands(3)	369,000
Singapore	132,000
Taiwan	94,000

Total Square Feet	3,595,000

(1)	Includes approximately 209,000 square feet not currently being utilized by the Company.
(2)	Includes approximately 135,000 square feet located in a building owned by the Company and approximately 36,000 square feet not currently being utilized by the Company.
(3)	Includes approximately 1600 square feet not currently being utilized by the Company.

The Company’s leases generally expire at varying dates through fiscal year 2025 and include renewals at our option. Certain facilities leased by the Company are subleased in whole or in part to subtenants and the Company is seeking to sublease additional office and warehouse space that is not currently being utilized by the Company. We believe that our existing facilities are suitable and adequate for our present purposes, and that new facilities will be available in the event we need additional or new space.

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

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.— MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the Nasdaq Global Market under the symbol “CMGI.” Other market price information is set forth in Note 14 of the Notes to Consolidated Financial Statements included in Item 8 below and is incorporated herein by reference.

On September 14, 2006, there were approximately 5,638 holders of record of Common Stock of the Company.

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

The Company did not repurchase any shares of Common Stock during fiscal 2006.

ITEM 6.—SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial information of the Company for the five years ended July 31, 2006. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and notes to those statements included elsewhere or incorporated by reference in this report. The following consolidated financial data includes the results of operations of ModusLink (from date of acquisition of Modus in August 2004) and the fiscal 2002 acquisition of the assets and operations of iLogistix. The following consolidated financial data also includes the results of operations of certain subsidiary companies that have been sold or ceased operations. In fiscal 2002, the operations of NaviPath and MyWay ceased and the Company sold its interest in Activate. In fiscal 2003, the operations of ProvisionSoft ceased, the Company’s former operating companies AltaVista and uBid each sold substantially all of their assets, and the Company divested its interest in NaviSite, Engage, Equilibrium, Yesmail, Tallán and its remaining minority interest in Signatures Network. In fiscal 2006, the Company sold its marketing distribution services business, SalesLink. For all periods presented, the results of operations of NaviSite, Engage, AltaVista, Yesmail, uBid, Tallán, ProvisionSoft and the marketing distribution services business of SalesLink have been accounted for within discontinued operations. A description of the Company’s recent discontinued operations and divestiture activities is set forth in Note 4 of the Notes to Consolidated Financial Statements. The historical results presented herein are not necessarily indicative of future results.

	Years Ended July 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$1,148,886	$1,053,507	$381,315	$419,102	$147,028
Cost of revenue	1,030,655	933,063	359,989	389,742	135,878
Research and development	—	—	—	—	4,732
Selling	20,068	21,578	4,458	5,930	27,547
General and administrative	83,233	80,613	36,470	61,263	53,246
Amortization of intangible assets	4,824	5,226	—	—	4,723
Impairment of long-lived assets	—	—	—	456	2,482
Restructuring, net	9,521	5,258	5,604	55,348	(3,118)

Operating income (loss)	585	7,769	(25,206)	(93,637)	(78,462)
Interest income (expense), net	3,405	1,762	1,837	3,717	36,416
Other gains (losses), net	28,518	2,614	44,982	(14,255)	(22,511)
Other income (expense), net	(49)	(1,396)	(4,415)	(28,517)	(60,880)
Income tax benefit (expense)	(3,780)	19,933	69,532	(3,249)	7,096

Earnings (loss) from continuing operations before extraordinary item	28,679	30,682	86,730	(135,941)	(118,341)
Income (loss) from discontinued operations, net of income taxes	(13,734)	(4,157)	245	(80,367)	(537,858)
Extraordinary gain on retirement of debt, net of income taxes	—	—	—	—	131,281

Net income (loss)	14,945	26,525	86,975	(216,308)	(524,918)
Preferred stock accretion and amortization of discount	—	—	—	—	(2,301)
Gain on repurchase of Series C convertible preferred stock	—	—	—	—	63,505

Net income (loss) available to common stockholders	$14,945	$26,525	$86,975	$(216,308)	$(463,714)

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations before extraordinary item	$0.06	$0.06	$0.22	$(0.34)	$(0.15)
Loss from discontinued operations, net of income taxes	(0.03)	(0.00)	—	(0.21)	(1.42)
Extraordinary gain on retirement of debt, net of income taxes	—	—	—	—	0.35

Net earnings (loss)	$0.03	$0.06	$0.22	$(0.55)	$(1.22)

Shares used in computing basic earnings (loss) per share	482,837	475,294	399,153	393,455	379,800

Shares used in computing diluted earnings (loss) per share	486,170	483,570	404,246	393,455	379,800

	As of July 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$282,222	$224,638	$261,106	$217,135	$203,879
Total assets	763,219	721,684	423,026	449,581	909,676
Long-term obligations	51,813	25,929	18,768	26,016	122,697
Stockholders’ equity	497,915	471,215	293,315	247,012	416,696

ITEM 7.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Item 1A above and elsewhere in this report and the risks discussed in the Company’s other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

CMGI, through its subsidiary, ModusLink, provides industry-leading global supply chain management services. ModusLink provides extended supply chain management services and solutions to the technology industry on a global basis. These services and solutions include consulting and demand planning, sourcing and supply base management, manufacturing and product configuration, logistics management, marketing distribution and print-on demand, e-commerce, sales support and the complete range of after market services, from testing and repair to asset disposition. We invest in emerging, innovative and promising technologies and industries through our venture capital business, @Ventures. An aggregate of $6.8 million was invested by @Ventures in fiscal 2006 and $36.5 million of proceeds were received from liquidity events from portfolio companies.

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “non-GAAP operating income (loss),” which is defined as the operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets and stock-based compensation. See Note 3 of Notes to Consolidated Financial Statements for segment information, including a reconciliation of non-GAAP operating income (loss) to net income (loss).

In fiscal 2004, we articulated the following goals:

•	Make strategic investments to expand globally;

•	Narrow our losses;

•	Preserve our cash; and

•	Improve our operating efficiencies.

We believe our acquisition of Modus Media, Inc. (“Modus”) on August 2, 2004, our sales and marketing efforts, and our cost savings initiatives implemented throughout fiscal 2005 and 2006 allowed us to make substantial progress in achieving these goals. The Modus acquisition increased our global footprint significantly, including multiple facilities in China, which has become an increasingly important region of the world for providing supply chain management services in support of many of our global clients and prospects. The integration of Modus with our existing supply chain management business to form ModusLink also improved our operating efficiency by eliminating redundancies, primarily in the areas of facilities and personnel, and by reducing our overall material and freight costs. These operating synergies provided approximately $19.0 million of cost savings in fiscal 2005, and over $28.0 million of annualized cost savings. In addition, in fiscal 2005, we reported our first annual operating profit in nine years.

During the latter part of fiscal 2005, we developed a set of strategic initiatives and an operating plan focused on increasing both revenue and profitability. We view the continued development of our global operational infrastructure and footprint as a primary source of differentiation in the marketplace. We believe that by leveraging our global footprint we will be able to optimize our client’s supply chains using multi-facility, multi-geographic solutions. In line with this focus, during fiscal 2005, we made our initial investment in the implementation of a new global systems infrastructure, the foundation of which will be run on SAP’s ERP system. During fiscal 2006 and as we move into fiscal 2007, our focus is on executing against our strategic plan, including implementing the following initiatives to achieve our goals:

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

Increase the value delivered to clients through service expansion; In fiscal 2006, we focused on and invested in expanding our e-commerce and logistics management services offerings, which we believe will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect these solutions will enhance our gross margins and drive greater profitability. Further, we believe that the addition of new services to existing clients will strengthen our relationship with these clients, and further integrate us with their business.

Drive operational efficiencies throughout our organization; As a result of the Modus acquisition, the Company has been running multiple information technology systems at a significant cost. Our strategy is to offer an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution will enable clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe our clients will benefit greatly from a global integrated business solution while we too reduce our operating costs. In fiscal 2006, we invested $14.8 million in this initiative and we expect to invest a total of approximately $29.8 million in this initiative. Another program that we expect will drive further operational efficiencies in the future, is the implementation of a global shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We believe this initiative will yield improved process standardization and operating efficiency gains, as well as lower our operating costs.

We believe that successful execution of these initiatives will enable the Company to increase its gross margin percentage to approximately 12% to 14%, compared to the fiscal 2006 gross margins of approximately 10%. We also believe that these initiatives will allow us to reduce our overall selling, general and administrative, restructuring and amortization costs to approximately 7% of revenue. These actions are expected to result in an operating margin between 5% and 7%. We expect to make steady progress toward these goals and to be operating at this level by the end of fiscal year 2008. Among the key external factors that will influence our performance against these goals are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, demand for our clients’ products, and demand for outsourcing services.

For the year ended July 31, 2006, CMGI reported net revenue of $1.1 billion, an operating profit of $0.6 million, income from continuing operations of $28.7 million and net income of $14.9 million. Included in both our operating income and net income for the fiscal year ended July 31, 2006 was incremental stock-based compensation of $4.8 million related to the implementation of SFAS 123(R). We currently conduct business in the United Kingdom, The Netherlands, Hungary, France, Singapore, Taiwan, China, Malaysia, Ireland, the Czech Republic, Mexico and other foreign locations, in addition to the Company’s United States operations. At July 31, 2006, we had cash and cash equivalents, available for sale securities and short-term investments of $228.7 million, and working capital of $282.2 million. Our primary use of cash during the fiscal year ended July 31, 2006 was for working capital requirements in support of new client programs and our new ERP system.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance could be adversely affected by declines in the overall performance of the technology sector. The market for our supply chain management products and services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their gross margins and profitability. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and in some cases loss of market share. As a result of these competitive and client pressures, the gross margins in our business are low. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to target new vertical markets, expand our service offerings and to lower our infrastructure costs. Our ERP and hub and spoke initiatives are key enablers to drive efficiencies and lower our operating costs. We also seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the fiscal year ended July 31, 2006, sales to Hewlett-Packard and Kodak accounted for approximately 30% and 11%, respectively, of our consolidated net revenue. During fiscal year 2006, five clients, accounted for approximately 60% of the Company’s net revenues. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. We currently do not have any agreements which obligate any customer to buy a minimum amount of products or services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. In fiscal 2007, we expect to realize lower annual revenues from Kodak as a result of changes to certain programs that we currently execute on their behalf.

Basis of Presentation

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

In addition to its three current operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of directors and officers insurance costs, costs associated with maintaining certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance, as well as certain administrative costs related to the Company’s venture capital business. The Other category also consists of any residual results from operations that exist through the cessation of operations of Equilibrium, MyWay, iCast, NaviPath, ExchangePath, and Activate, each of which have been divested or substantially wound down, as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The Other category’s balance sheet information includes certain cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating business segments.

During the second quarter of fiscal 2006, CMGI’s Board of Directors authorized the divestiture of the Company’s marketing distribution services business, SalesLink. At that time, management determined that this divestiture met the criteria for discontinued operations accounting in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As such, the operating results of SalesLink have been segregated from continuing operations and have been reported as discontinued operations in the accompanying balance sheets, statements of operations and cash flows for all periods presented. SalesLink’s business was sold in June 2006. See note 4 to the Consolidated Financial Statements.

Also during fiscal year 2006, the Company revised its presentation of discontinued operations in its statement of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

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

Results of Operations

Fiscal 2006 compared to Fiscal 2005

Net Revenue:

	2006	As a % of Total Net Revenue	2005	As a % of Total Net Revenue	$ Change	% Change
	($ in thousands)
eBusiness and Fulfillment
Americas	$479,093	42%	$433,147	41%	$45,946	11%
Asia	245,624	21%	212,595	20%	33,029	16%
Europe	424,169	37%	407,681	39%	16,488	4%

Total eBusiness and Fulfillment	1,148,886	100%	1,053,423	100%	95,463	9%
Other	—	—	84	—	(84)	(100)%

Total	$1,148,886	100%	$1,053,507	100%	$95,379	9%

Net revenue increased by $95.4 million or 9% year over year. This increase in net revenues was primarily the result of approximately $152.3 million of net revenues from two new global client programs awarded during fiscal 2005 which generated approximately $80.3 million, $32.5 million and $39.5 million of incremental revenues in the Americas, Europe and Asia, respectively. This net revenue growth was partially offset by form factor changes and price reductions of approximately $71.4 million during fiscal 2006. We have experienced reduced revenues from certain customer programs, primarily in Asia, as a result of the continued dematerialization of components or form factor changes to certain accessory kits which we produce for our clients. The price reduction impact to our revenues was largely attributable to certain price concessions in connection with the signing of a new multi-year contract in the spring of 2005 related to a major customer and its programs in the Asia region. “Form factor” relates to the simplification or elimination of components from our clients’ final products, which in turn reduces the Company’s revenue and margin potential.

Two clients, Hewlett-Packard and Kodak, accounted for approximately 30% and 11%, respectively, of CMGI’s consolidated net revenue for the fiscal year ended July 31, 2006. A significant portion of our annual volume in fiscal 2006 with Kodak was concentrated within the first six months of our fiscal year in support of seasonality based demand for Kodak’s consumer products during the holiday season. In fiscal 2007, we expect to realize lower annual revenues from Kodak as a result of changes to certain programs that we currently execute on their behalf.

The Company continues to see volatility in demand for our clients’ products and as such maintains a conservative view on order volumes and revenue. Our current ability to forecast the amount and timing of future order volumes is low, and we expect such condition to continue for the foreseeable future, as the Company is highly dependent upon the business needs of its clients, whose businesses, in turn, depend upon various factors related to the high tech and consumer electronics sector generally and demand for products and services in that industry. The Company sells pursuant to contracts without minimum purchase requirements and on a purchase order basis. These purchase orders are generally for quantities necessary to support near-term demand for our clients’ products. A significant portion of our client base operates in the technology sector, which is intensely competitive and very volatile. Our clients’ order volumes vary from quarter-to-quarter for a variety of reasons, including market acceptance of their new product introductions and overall demand for their products. This business environment, and our mode of transacting business with our clients, does not lend itself to precise measurement of the amount and timing of future order volumes, and as a result, future sales volumes and revenues could vary significantly from period to period.

Cost of Revenue:

	2006	As a % of Segment Net Revenue	2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$430,570	90%	$397,225	92%	$33,345	8%
Asia	197,190	80%	161,184	76%	36,006	22%
Europe	402,895	95%	374,654	92%	28,241	8%

Total eBusiness and Fulfillment	1,030,655	90%	933,063	89%	97,592	10%

Total	$1,030,655	90%	$933,063	89%	$97,592	10%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. Cost of revenue increased for the fiscal year ended July 31, 2006 primarily as a result of the increase in revenues as compared to the prior fiscal year. Overall net revenue increased 9% while cost of revenue increased 10%, as compared to the prior year. As a result, gross margins for the fiscal year ended July 31, 2006 were 10% as compared to 11% in the prior year, a $2.2 million decline.

The Company’s gross margin percentages within the Americas, Asia and Europe regions were 10%, 20% and 5%, as compared to 8%, 24% and 8%, respectively, for the same period of the prior year. Within the Americas region, the $12.6 million or two-percentage point increase in gross margin percentage was primarily attributable to higher sales and the benefit of cost reduction initiatives implemented to improve operational efficiencies. Within the Asia region, the $3.0 million or four-percentage point decline in gross margin percentage was attributable to $27.9 million of increased business volumes and cost savings offset by $30.9 million of form factor changes and price reductions. While volumes have been strong, we have also experienced reduced revenues from certain customer programs as a result of the continued dematerialization of components or form factor changes to certain accessory kits which we produce for our clients. The price reductions impact was largely attributable to certain price concessions in connection with the signing of a new multi-year contract in the spring of 2005. Within the Europe region, $11.8 million or the three-percentage point decline in gross margin percentage was primarily attributable to $5.1 million of additional costs incurred in the second quarter to support a larger than anticipated surge in demand for a significant client’s products during the holiday season. These costs primarily included higher freight expediting fees, warehousing and assembly costs, and distribution costs. In addition, gross margins in Europe were negatively impacted by $7.9 million of form factor changes and price reductions versus the prior year, partially offset by approximately $1.3 million of cost savings and increased business volumes.

As a result of the lower overall cost of delivering the Company’s products and services in the Asia region, particularly China, and the increasing demand for supply chain management services in that region, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures. Our gross margins are impacted by a number of factors, including competition, order volumes, pricing, client and product mix and configuration, and overall demand for our clients’ products. A significant portion of the costs required to deliver our products and services is fixed in nature.

As outlined in our strategic initiative discussion in the Overview section above, the Company remains focused on margin improvement through several revenue and operating efficiency initiatives designed to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways including efforts to target new vertical markets, expand our service offerings and lower our infrastructure costs. We believe our ERP and hub and spoke initiatives are key enablers to drive efficiencies and lower our operating costs. We also seek to lower our cost to service clients by moving work to lower-cost venues and establishing facilities closer to our clients to gain efficiencies.

Selling Expenses:

	2006	As a % of Segment Net Revenue	2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$7,504	2%	$7,019	2%	$485	7%
Asia	5,310	2%	6,874	3%	(1,564)	(23)%
Europe	7,254	2%	7,688	2%	(434)	(6)%

Total eBusiness and Fulfillment	20,068	2%	21,581	2%	(1,513)	(7)%
Other	—	—	(3)	(4)%	3	100%

Total	$20,068	2%	$21,578	2%	$(1,510)	(7)%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, marketing expenses and travel costs. During the fiscal year ended July 31, 2006, travel and entertainment, stock-based compensation, facility costs and employee related costs decreased by approximately $0.8 million, $0.4 million, $0.3 million and $0.2 million, respectively. These decreases were partially offset by higher consulting fees of approximately $0.2 million. The $0.5 million increase in selling expenses within the Americas region is primarily the result of higher employee-related costs as a result of higher commissions related to new business awarded during the year. The $1.6 million decrease in selling expenses within the Asia region is primarily the result of lower employee-related costs of approximately $0.9 million as a result of lower headcount, lower stock-based compensation of approximately $0.3 million and lower travel and entertainment of $0.1 million. The

$0.4 million decrease in selling expenses within the Europe region is primarily the result of lower employee-related costs as a result of lower headcount. This decrease was partially offset by higher commissions. Of the Company’s total selling expenses for the fiscal year ended July 31, 2006 and 2005, employee-related costs represented approximately 66% and 62% of the total selling expense in each period. The Company expects its selling expenses to continue to approximate 2% of net revenue for the foreseeable future.

General and Administrative Expenses:

	2006	As a % of Segment Net Revenue	2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$19,676	4%	$23,183	5%	$(3,507)	(15)%
Asia	21,802	9%	18,532	9%	3,270	18%
Europe	25,318	6%	21,955	5%	3,363	15%

Total eBusiness and Fulfillment	66,796	6%	63,670	6%	3,126	5%
Other	16,437	—	16,943	—	(506)	(3)%

Total	$83,233	7%	$80,613	8%	$2,620	3%

General and administrative expenses within the Americas, Asia, and Europe operating segments consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. The total general and administrative expenses for these operating segments increased during the fiscal year ended July 31, 2006, as compared to the prior fiscal year, primarily as a result of $7.7 million of higher costs associated with the Company’s migration to a new Enterprise Resource Planning (“ERP”) platform, higher depreciation of approximately $1.6 million primarily as a result of the change to the new ERP platform and $1.1 million of higher consulting costs. These costs were partially offset by approximately $3.3 million of lower employee-related costs, $1.9 million of lower legal and accounting costs and $1.1 million of lower stock-based compensation. Within the Americas region, the $3.5 million decrease in general and administrative expenses was primarily associated with lower employee-related costs of $3.1 million. Within the Asia region, the $3.3 million increase in general and administrative expenses was primarily associated with ERP initiative costs of approximately $3.8 million. This increase was partially offset by lower software and hardware maintenance of $0.7 million. Within the Europe region, the $3.4 million increase in general and administrative expenses was primarily associated with the ERP initiative costs of approximately $1.8 million, higher employee related costs of $0.2 million, higher facility related costs of $0.2 million and higher professional and accounting fees of $0.2 million.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, and administration costs related to the Company’s venture capital business. General and administrative expenses within the Other category decreased by approximately $0.5 million from the prior fiscal year primarily as a result of lower legal fees of approximately $1.6 million, lower consulting, accounting and professional fees of $2.3 million and lower insurance costs of $0.7 million. These decreases were partially offset by higher stock based compensation expense recorded in connection with the Company’s adoption of SFAS No. 123(R) of approximately $2.9 million and higher employee related costs of $0.9 million. The Company expects its total general and administrative costs to approximate 8% of net revenue in fiscal 2007 due primarily to higher information technology expenditures associated with the Company’s migration to a common ERP platform and stock compensation expense related to the continued application of SFAS No. 123(R). These increased general and administrative costs are expected to be partially offset by cost savings in connection with the implementation of the hub and spoke shared services model.

Amortization of Intangible Assets:

	2006	As a % of Segment Net Revenue	2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$2,124	—	$2,864	1%	$(740)	(26)%
Asia	2,040	1%	1,895	1%	145	8%
Europe	660	—	467	—	193	41%

Total eBusiness and Fulfillment	4,824	—	5,226	—	(402)	(8)%

Total	$4,824	—	$5,226	—	$(402)	(8)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 1 to 7 years.

Restructuring, net:

	2006	As a % of Segment Net Revenue	2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$1,170	—	$2,805	1%	$(1,635)	(58)%
Asia	264	—	937	—	(673)	(72)%
Europe	8,038	2%	1,397	—	6,641	475%

Total eBusiness and Fulfillment	9,472	1%	5,139	—	4,333	84%
Other	49	—	119	142%	(70)	(59)%

Total	$9,521	1%	$5,258	—	$4,263	81%

During the fiscal year ended July 31, 2006, the Company recorded net restructuring charges of approximately $9.5 million. These charges consisted of approximately $5.3 million relating to a workforce reduction of 146 employees, primarily due to the elimination of redundant positions in Europe related to the Company’s hub and spoke initiative, and in the Americas related to the reorganization of certain operational and sales activities. In addition, the Company recorded approximately $3.9 million of restructuring charges related to certain contractual obligations and real estate leases in connection with the consolidation of two facilities in the Netherlands and the closure of facilities in Ireland and Scotland as part of the Company’s efforts to continue to drive lower costs and operating efficiencies, as well as approximately $0.3 million relating to the impairment of certain assets no longer in service.

During the fiscal year ended July 31, 2005, the Company recorded net restructuring charges of approximately $5.3 million. These charges consisted of approximately $2.5 million related to a workforce reduction of 135 employees, approximately $3.3 million related to unutilized facilities for which the Company expects to realize no future economic benefit and approximately $0.1 million related to the impairment of certain assets no longer in service. In addition, the Company recorded adjustments of approximately $0.1 million to previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the estimated length of time required to sublease each vacant space and the expected rent recovery rates. The Company also recorded an adjustment of approximately $0.5 million as the result of a gain on the sale of previously impaired assets that had been reflected within restructuring expense.

Interest Income/Expense:

During the fiscal year ended July 31, 2006, interest income increased $2.4 million to $6.2 million from $3.8 million from the prior fiscal year. The increase in interest income was the result of both higher average interest rates and higher average cash and cash equivalent and short-term investment balances during the current period compared to the same period in the prior fiscal year.

Interest expense totaled approximately $2.8 million and $2.0 million for the fiscal years ended July 31, 2006 and 2005, respectively. The Company incurred interest expense related to the Company’s stadium obligation of approximately $0.7 million and $0.8 million in 2006 and 2005, respectively. In both years, the remaining interest expense related primarily to outstanding borrowings on a revolving bank credit facility. The interest expense on the revolving line of credit increased due to an increase in the borrowing rate as well as an increase in the average outstanding balance maintained during the year.

Other Gains (losses), net:

Other gains (losses), net, totaled a gain of $28.5 million for the fiscal year ended July 31, 2006 as compared to a gain of $2.6 million for the prior fiscal year. During the fiscal year ended July 31, 2006, the Company recorded a gain of approximately $2.7 million related to the sale of a building in Europe. In addition, the Company recorded a gain of approximately $19.4 million as a result of the acquisition of WebCT Inc. by a third party, a gain of approximately $3.2 million as a result of the acquisition of Realm Business Solutions, Inc. by a third party and a gain of approximately $4.6 million as a result of the acquisition of Alibris, Inc. by a third party. Web CT Inc., Realm Business Solutions Inc. and Alibris, Inc. were all @Ventures portfolio companies. The Company also recorded an adjustment of approximately $0.5 million to increase a previously recorded gain as a result of the acquisition of Molecular Inc. (an @Ventures portfolio company), due to the release of funds held in escrow. The Company also incurred foreign exchange losses of approximately $2.3 million during the fiscal year ended July 31, 2006, primarily related to unhedged foreign currency exposures in Asia.

Other gains (losses) net, totaled $2.6 million for the fiscal year ended July 31, 2005. During the fiscal year ended July 31, 2005, the Company realized gains totaling approximately $5.7 million, of which approximately $5.1 million related to the acquisition by third parties of two @Ventures portfolio companies, Molecular and Classmates Online, Inc. These gains were partially offset by foreign exchange losses during the year of approximately $3.1 million, primarily related to unhedged foreign currency exposures, primarily in Asia.

Equity in losses of affiliates, net:

Equity in losses of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s income (losses) is included in equity in income (losses) of affiliates. Equity in losses of affiliates was approximately $0.1 million for the fiscal year ended July 31, 2006 compared to equity in losses of affiliates of $1.4 million for the prior fiscal year, primarily as a result of a decrease in net losses recognized by certain of the affiliate companies. Included in equity in losses of affiliates, net, for the fiscal years ended July 31, 2006 and 2005 are impairment charges of approximately $0.6 million and $0.4 million, respectively, for other than temporary declines in the carrying value of certain investments in affiliates.

Income Tax Expense/(Benefit):

During the fiscal year ended July 31, 2006, the Company recorded income tax expense of approximately $3.8 million, as compared to an income tax benefit of $19.9 million for the prior fiscal year. Included in the tax provision were income tax benefits of approximately $2.0 million and $24.7 million in fiscal 2006 and 2005, respectively, for the reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes on the Company’s balance sheets.

For the year ended July 31, 2006, the Company’s U.S. taxable income has been offset by net operating loss carryovers from prior years. For the year ended July 31, 2005, no income tax benefit was recorded for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that the Company has fully utilized its tax loss carryback benefits. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits. The Company provides income tax expense related to federal alternative minimum tax, state taxes and foreign taxes.

Discontinued Operations:

For the year ended July 31, 2006, the Company recorded a loss from discontinued operations of approximately $13.7 million primarily related to the sale of the Company’s marketing distribution services business, SalesLink, to Automatic Data Processing, Inc. (“ADP”). This business had previously been included within the Company’s Americas reporting segment. During the second quarter ended January 31, 2006, CMGI’s Board of Directors authorized the divestiture of SalesLink, and at that time, management determined that its planned divestiture of SalesLink met the criteria for discontinued operations accounting in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As such, the operating results of SalesLink have been segregated from continuing operations and have been reported as discontinued operations in the accompanying balance sheets, statements of operations and cash flows for all periods presented. SalesLink’s business was sold in June 2006. See note 4 to the Consolidated Financial Statements. The $13.7 million loss from discontinued operations is comprised of revenues of $13.3 million, expenses of $14.6 million, a charge of $5.6 for unutililized facility and equipment leases, a non-cash charge of $2.7 million for the write down of goodwill, and a $1.5 million loss on sale of SalesLink to ADP.

The Company also recorded a $2.6 million impairment charge to a previously recorded loss on sale of Tallan for an other than temporary decline in the carrying value of a note receivable and warrant.

The Company does not expect any future residual costs related to discontinued operations to be significant.

Fiscal 2005 compared to Fiscal 2004

In the discussion below of the Company’s results of operations, the use of the terms “organic growth” or “organic decline” are in reference to the Company’s supply chain business pre-acquisition of Modus.

Net Revenue:

	2005	As a % of Total Net Revenue	2004	As a % of Total Net Revenue	$ Change	% Change
	($ in thousands)
eBusiness and Fulfillment
Americas	$433,147	41%	$194,623	51%	$238,524	123%
Asia	212,595	20%	33,053	9%	179,542	543%
Europe	407,681	39%	153,025	40%	254,656	166%

Total eBusiness and Fulfillment	1,053,423	100%	380,701	100%	672,722	177%
Other	84	—	614	4%	(530)	(86)%

Total	$1,053,507	100%	$381,315	100%	$672,192	176%

The year over year increase in net revenue for the fiscal year ended July 31, 2005, as compared to the prior year, was attributable to the Company’s acquisition of Modus on August 2, 2004.

For the fiscal year ended July 31, 2005, the Company’s Modus acquisition contributed approximately 98%, 100% and 99% of the year over year revenue growth within the Americas, Asia, and Europe segments, respectively. Additionally, the Americas region realized 3% year over year organic growth, primarily from $11.2 million of incremental volumes from new U.S.-based supply chain management client programs awarded during the third quarter of fiscal 2004. Within the Europe region, year over year organic revenue growth of 2% was realized as a result of stronger overall demand for our clients’ products in the region. Within the Asia region, year over year organic revenue declined by approximately $21.5 million primarily as a result of reduced order volumes attributable to the loss of a supply chain management program.

During the fiscal years ended July 31, 2005 and 2004, one client, Hewlett-Packard, accounted for approximately 36% and 74% of the Company’s consolidated net revenues, respectively.

Cost of Revenue:

	2005	As a % of Segment Net Revenue	2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$397,225	92%	$184,285	95%	$212,940	116%
Asia	161,184	76%	31,364	95%	129,820	414%
Europe	374,654	92%	144,340	94%	230,314	160%

Total eBusiness and Fulfillment	933,063	89%	359,989	95%	573,074	159%

Total	$933,063	89%	$359,989	94%	$573,074	159%

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

Cost of revenue and gross margins within the Americas, Asia, and Europe segments increased for the fiscal year ended July 31, 2005, as compared to the prior year, primarily as a result of the cost of revenue and gross margin contributions from the Modus acquisition. Of the year over year cost of revenue increases within the Americas, Asia, and Europe segments, approximately 95%, 100% and 99%, respectively, of the increases were attributable to the Company’s Modus acquisition. Additionally, the Americas region realized a 5% year over year organic increase in cost of revenue, partially as a result of 3% organic growth in revenue during the same period. This organic increase in cost of revenue, which outpaced the organic increase in revenue growth by 2%, resulted in a $5.1 million decline in gross margin dollars, year over year. In fiscal year 2005, the Company realized a shift in the composition of products distributed for certain of its clients as compared to the prior year. This shift in distributed product types yielded lower gross margins. In addition, start up costs associated with two new client programs also negatively impacted gross margin in fiscal year 2005. In Asia, organic cost of revenue was down approximately $20.5 million year over year due to the loss of a supply chain management program as noted in the revenue discussion above. The loss of this program in Asia resulted in a loss of approximately $1.0 million in gross margin year over year. In the Europe region, organic cost of revenues increased 2% year over year primarily as a result of a 2% organic growth in revenue during the same period. This organic increase in cost of revenue, which approximated the organic increase in revenue growth, resulted in a $0.2 million increase in gross margin dollars, year over year. The Company’s gross margin percentages within the Americas, Asia and Europe regions were approximately 8%, 24% and 8%, respectively, for the fiscal year ended July 31, 2005, as compared to 5%, 5% and 6%, respectively, for the same period of the prior year. While gross margin percentages increased in each of our operating segments, these year over year improvements were partially offset by approximately $13.4 million of price reductions related to contract renegotiations with certain clients. Of these price reductions, approximately $2.0 million, $9.0 million and $2.4 million were realized in the Americas, Asia and Europe regions, respectively. These price reductions reduced fiscal year 2005 gross margin percentages by 1%, 3% and 1% in the Americas, Asia and Europe segments, respectively.

Selling Expenses:

	2005	As a % of Segment Net Revenue	2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$7,019	2%	$2,152	1%	$4,867	226%
Asia	6,874	3%	289	1%	6,585	2,279%
Europe	7,688	2%	1,991	1%	5,697	286%

Total eBusiness and Fulfillment	21,581	2%	4,432	1%	17,149	387%
Other	(3)	(4)%	26	4%	(29)	(112)%

Total	$21,578	2%	$4,458	1%	$17,120	384%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, marketing expenses and travel costs. Selling expenses increased during the fiscal year ended July 31, 2005, as compared to the prior fiscal year, primarily as a result of the Company’s acquisition of Modus, which contributed approximately 72% of the year over year increase. The remaining 28% increase in selling expenses was primarily attributable to increased employee related costs of approximately $1.8 million and increased consulting and professional fees of approximately $0.6 million. For the fiscal years ended July 31, 2005 and 2004, employee related costs represented approximately 62% and 60% of the total selling expense, respectively.

General and Administrative Expenses:

	2005	As a % of Segment Net Revenue	2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$23,183	5%	$10,988	6%	$12,195	111%
Asia	18,532	9%	2,695	8%	15,837	588%
Europe	21,955	5%	3,857	3%	18,098	469%

Total eBusiness and Fulfillment	63,670	6%	17,540	5%	46,130	263%
Other	16,943	—	18,930	—	(1,987)	(10)%

Total	$80,613	8%	$36,470	10%	$44,143	121%

General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. General and administrative expenses within the Americas, Asia and Europe segments increased during the fiscal year ended July 31, 2005, as compared to the prior fiscal year, primarily as a result of the Company’s acquisition of Modus, which contributed approximately 88% of the year over year increase. The remaining 12% increase in general and administrative expenses within these segments was primarily attributable to higher professional fees and employee-related costs of approximately $3.1 million and $1.3 million, respectively. Of the $3.1 million increase in professional fees, approximately $2.7 million represented costs associated with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and SAS 70 reviews for certain clients. These increases were partially offset by a $3.0 million reduction in depreciation costs associated with the replacement of an ERP system in fiscal year 2004.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs associated with certain of the Company’s information technology systems and certain corporate administrative functions, such as legal and finance, which are not fully allocated to the Company’s subsidiary companies, as well as administration costs related to @Ventures. General and administrative expenses within the Other category decreased by 9% as compared to the prior fiscal year primarily as a result of a $1.2 million reduction in directors and officers insurance costs, a $1.3 million reduction in legal fees, a $1.0 million reduction in employee-related costs, a $1.0 million decrease in depreciation expense, and a year over year general and administrative expense reduction attributable to higher prior year costs of approximately $1.2 million associated with a potential acquisition that was not consummated and were therefore written off during fiscal year 2004. These decreases were partially offset by approximately $3.2 million of costs associated with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 in fiscal 2005.

Amortization of Intangible Assets:

	2005	As a % of Segment Net Revenue	2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$2,864	1%	$—	—	$2,864	100%
Asia	1,895	1%	—	—	1,895	100%
Europe	467	—	—	—	467	100%

Total eBusiness and Fulfillment	5,226	—	—	—	5,226	100%

Total	$5,226	—	$—	—	$5,226	100%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 1 to 7 years.

Restructuring, net:

	2005	As a % of Segment Net Revenue	2004	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
eBusiness and Fulfillment
Americas	$2,805	1%	$2,981	1%	$(176)	(6)%
Asia	937	—	—	—	937	100%
Europe	1,397	—	—	—	1,397	100%

Total eBusiness and Fulfillment	5,139	—	2,981	1%	2,158	72%
Other	119	—	2,623	—	(2,504)	(95)%

Total	$5,258	—	$5,604	1%	$(346)	(6)%

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

Interest Income/Expense:

During the fiscal year ended July 31, 2005, interest income increased $0.2 million to $3.8 million from $3.6 million in the prior fiscal year. While the Company’s average cash balances were lower during fiscal 2005 than in fiscal 2004 as a result of the Company’s net cash payment of approximately $66.2 million to retire Modus’ debt and pay certain deal-related costs, the lower average cash balances were offset by higher average short term interest rate yields on invested cash during fiscal 2005.

Interest expense totaled approximately $2.0 million for the fiscal year ended July 31, 2005 as compared to $1.7 million for the same period in the prior fiscal year. In both periods, interest expense of approximately $0.8 million related to the Company’s stadium obligation, and the remaining interest expense related primarily to outstanding borrowings on a revolving bank credit facility.

Other Gains (losses), net:

Other gains (losses) net, totaled $2.6 million for the fiscal year ended July 31, 2005, as compared to $45.0 million in the prior fiscal year. During the fiscal year ended July 31, 2005, the Company realized gains totaling approximately $5.7 million, of which approximately $5.1 million related to the acquisition by third parties of two @Ventures portfolio companies, Molecular and Classmates Online, Inc. These gains were partially offset by foreign exchange losses during the year of approximately $3.1 million, primarily related to unhedged foreign currency exposures, primarily in Asia. Other gains (losses), net, for the fiscal year ended July 31, 2004, primarily consisted of a $40.5 million gain by the Company’s AltaVista subsidiary on the sale of approximately 3.2 million shares of Overture Services, Inc. common stock, a gain of approximately $2.0 million by the Company on its sale of approximately 1.0 million shares of Loudeye Corp. common stock, a gain of approximately $0.8 million by the Company on its sale of approximately 0.2 million shares of Primus Knowledge Solutions common stock, and a gain of approximately $1.1 million by the Company on its sale of approximately 0.3 million shares of NaviSite, Inc. common stock.

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

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of our interests in subsidiaries, returns generated by our venture capital business and borrowings from lending institutions. As of July 31, 2006, the Company’s primary sources of liquidity consisted of cash and cash equivalents and short-term investments of $226.2 million. In addition, on October 31, 2005, ModusLink entered into a new revolving credit agreement (the “New Loan Agreement”) with a bank syndicate. The New Loan Agreement is a three-year $60.0 million revolving credit facility, with a scheduled maturity of October 31, 2008. Advances under the New Loan Agreement may be in the form of loans or letters of credit. Outstanding borrowings under a former Loan Agreement have been assumed by the New Loan Agreement such that at July 31, 2006, approximately $24.8 million of borrowings were outstanding under the new Loan Agreement, and approximately $45,000 had been reserved in support of outstanding letters of credit. Interest on the revolving credit facility is based on Prime or LIBOR plus an applicable margin (ranging from 1.25 – 1.75%). The New Loan Agreement is secured by all assets of ModusLink and includes certain restrictive financial covenants, which include balance sheet leverage, liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, or acquire or sell assets without prior approval from the lenders. The Company was in compliance with all covenants at July 31, 2006 and 2005. The Company’s working capital at July 31, 2006 was approximately $282.2 million.

Net cash provided by operating activities of continuing operations was $16.6 million for the fiscal year ended July 31, 2006, compared to net cash used for operating activities of continuing operations of $13.8 million and $18.7 million for the fiscal years ended July 31, 2005 and 2004, respectively. Cash provided by (used for) operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in working capital. During the fiscal year ended July 31, 2006, non-cash items primarily included $11.0 million of depreciation expense, $4.8 million of amortization of intangible assets, $6.4 million of stock-based compensation expense and $28.0 million of non-operating gains, net. Non-operating gains, net consists primarily of a gain of approximately $19.4 million as a result of the acquisition of WebCT Inc. by a third party, a gain of approximately $3.2 million as a result of the acquisition of Realm Business Solutions, Inc. by a third party and a gain of approximately $4.6 million as a result of the acquisition of Alibris, Inc. by a third party. Web CT Inc., Realm Business Solutions Inc. and Alibris, Inc. were all @Ventures portfolio companies. During the fiscal year ended July 31, 2005, non-cash items primarily included $9.7 million of depreciation expense, $5.2 million of amortization of intangible assets and $5.7 million of stock-based compensation expense. In fiscal 2005, net cash used from operating activities also includes an inventory increase of approximately $21.8 million, largely related to new client programs launched during the year. In fiscal 2004, non-cash items primarily included depreciation of $6.5 million, equity in losses of affiliates of $2.3 million, and non-operating gains, net of $45.0 million. The non-operating gains primarily included a $40.5 million gain on the sale by AltaVista of approximately 3.2 million shares of Overture Services, Inc. common stock and a $2.1 million gain on the sale of approximately 1.0 million shares of Loudeye Corp. common stock.

The Company believes that its cashflows related to operating activities of continuing operations is dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are dependent on several factors including the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition in our markets is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. A one-percentage point decline in our gross margins earned during the fiscal year ended July 31, 2006, would have resulted in a $11.5 million decline in our cash flows from operating activities. We continue to focus on margin improvement, through our efforts to target new vertical markets, expand our service offerings and lower our infrastructure costs in order to improve the profitability and cash flows of our business and maintain our competitive position. We believe our ERP and hub and spoke initiatives are key enablers to drive efficiencies and lower our operating costs. We also seek to lower our cost to service clients, by moving work to lower-cost venues and establishing facilities closer to our clients to gain efficiencies.

Investing activities of continuing operations used cash of $75.4 million and $77.7 million for the fiscal years ended July 31, 2006 and 2005 respectively, and provided cash of $85.1 million for the fiscal year ended July 31, 2004. The $75.4 million of cash used for investing activities in fiscal 2006 resulted from the Company investing approximately $94.5 million in auction rate securities in order to increase the yields earned on its available cash, $16.5 million of capital expenditures and $6.8 million of investments in affiliates. These cash uses were partially offset by $3.0 million of proceeds from the sale of the Company’s marketing distribution services business, $2.7 million of proceeds from the sale of a building in Europe and approximately $21.2 million, $6.9 million and $7.9 million of proceeds from the acquisition by third parties of three @Ventures portfolio companies,

WebCT Inc., Realm Business Solutions Inc. and Alibris Inc., respectively. During the fiscal year ended July 31, 2005, the Company’s primary use of cash for investing activities included the acquisition of Modus, for which the Company made a net cash payment of approximately $66.2 million to retire Modus’ debt and pay certain deal related costs. Also during the fiscal year ended July 31, 2005, the Company paid additional acquisition related costs of approximately $1.8 million and had capital expenditures of $12.3 million. In addition, during the fiscal year ended July 31, 2005, @Ventures invested approximately $4.8 million and received distributions of approximately $7.5 million, $6.1 million of which was related to the acquisition by a third party of Molecular, one of its portfolio companies. The $85.1 million of cash provided from investing activities of continuing operations in fiscal 2004 primarily included $75.4 million in cash proceeds from AltaVista’s sale of approximately 3.2 million shares of Overture Services, Inc. common stock, $11.2 million of cash proceeds from the release of the escrow portion of the AltaVista proceeds, $2.4 million of cash proceeds from the Company’s sale of approximately 1.0 million shares of Loudeye Corp. common stock, $1.0 million in cash proceeds from the sale of approximately 0.2 million shares of Primus Knowledge Solutions common stock, $1.0 million of cash proceeds from the repayment of a note receivable from uBid, and $1.1 million in cash proceeds from the sale of approximately 0.2 million shares of NaviSite, Inc. common stock, partially offset by $5.3 million in capital expenditures and $2.1 million in investments in affiliates. As of July 31, 2006, the Company had $20.7 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities. During the fiscal year ended July 31, 2006, the Company invested approximately $14.8 million in a new Enterprise Resource Planning System in connection with its strategy to create a global integrated supply-chain system infrastructure that extends from front-end order management through distribution returns management. The total investment in the new ERP system is expected to approximate $29.8 million.

Financing activities of continuing operations used cash of $0.7 million for the fiscal year ended July 31, 2006 and provided cash of $14.1 million and $10.8 million for the fiscal years ended July 31, 2005 and 2004, respectively. The $0.7 million of cash used for financing activities of continuing operations during the fiscal year ended July 31, 2006 includes $1.2 million of proceeds from the issuance of common stock and approximately $1.7 million of cash used for the repayment of a mortgage in connection with the sale of a building in Europe. Also, during fiscal year 2006, the Company borrowed $11.0 million under the revolving line of credit in order to support the demand for certain client products. This borrowing was repaid prior to July 31, 2006. The $14.1 million of cash provided by financing activities of continuing operations during the fiscal year ended July 31, 2005 includes $6.1 million of proceeds from the issuance of common stock primarily from stock option exercises and $9.0 million of borrowings under the revolving line of credit. The $10.8 million of cash provided by financing activities of continuing operations during fiscal 2004 included $1.3 million of proceeds from the issuance of common stock, and $13.0 million of borrowings under the revolving line of credit in order to support expected demand for certain products of a major OEM customer, partially offset by $3.5 million of repayments of borrowings from a bank loan. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities.

Cash used for discontinued operations totaled $3.0 million, $3.0 million and $2.2 million for the fiscal years ended July 31, 2006, 2005 and 2004, respectively.

Given the Company’s cash resources as of July 31, 2006, the Company believes that it has sufficient working capital and liquidity to support its operations, as well as continue to make investments through its venture capital business over the next fiscal year and for the foreseeable future. However, should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

CONTRACTUAL OBLIGATIONS

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through June 2020.

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

ModusLink has a revolving bank credit facility of $60.0 million. As of July 31, 2006, the effective interest rate on the credit facility was LIBOR rates plus 1.25%. Approximately $24.8 million of borrowings were outstanding under the facility, and approximately $45,000 had been reserved in support of outstanding letters of credit.

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

Future minimum payments, including previously recorded restructuring obligations, as of July 31, 2006 are as follows:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
	(in thousands)
Operating leases	$72,292	$21,187	$32,371	$16,396	$2,338
Capital leases	984	407	577	—	—
Stadium obligations	15,200	2,400	3,200	3,200	6,400
Long-term debt	98	65	33	—	—
Purchase obligations	104,299	104,299	—	—	—
Revolving line of credit	24,786	—	24,786	—	—

Total	$217,659	$128,358	$60,967	$19,596	$8,738

The table above excludes obligations related to the Company’s defined benefit pension plan. See Note 17 of the Consolidated Financial Statements for a summary of our expected contributions and benefit payments for this plan.

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $1.1 million.

Total rent and equipment lease expense charged to continuing operations was approximately $21.3 million, $21.3 million, and $6.4 million for the fiscal years ended July 31, 2006, 2005 and 2004, respectively. The increase in rent expense in fiscal 2005 was attributed to the acquisition of Modus.

From time to time the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation.

From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company including with respect to certain intellectual property, such as databases, software masters, certificates of authenticity and similar valuable intellectual property. As of July 31, 2006, the Company had no recorded liabilities with respect to these arrangements.

As of July 31, 2006, the Company had guarantees related to a facility lease of a former subsidiary and guarantees of indebtedness totaling approximately $0.6 million. Subsequent to July 31, 2006, this former subsidiary amended its facility lease to extend the lease term through November 2016 with cumulative base rent of approximately $16.9 million. The Company is currently evaluating the effect of this extension on this guaranty.

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

Revenue Recognition. The Company derives its revenue primarily from the sale of products, supply chain management services and other services. Revenue is recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria.

The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, product is shipped or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company also applies the provisions of the Financial Accounting Standards Board’s (“FASB”), Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major client contract relative to a number of criteria that management considers in making its determination with respect to gross vs. net reporting of revenue for transactions with its clients. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to clients as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

The Company also follows the EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria of EITF 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the client and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” Management allocates the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a unit of accounting that has already been delivered is limited to the amount that is not contingent upon the delivery of another separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. All deliverables that do not meet the separation criteria of EITF 00-21 are combined into one unit of accounting, and the appropriate revenue recognition method is applied.

Restructuring Expenses. For restructuring plans implemented prior to December 31, 2002, the Company assessed the need to record restructuring charges in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company also applies EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and Staff Accounting Bulletin (“SAB”) No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. The Company records liabilities that primarily include the estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations, bandwidth agreements and other service contracts. These estimates are based on the remaining amounts due under various contractual agreements, adjusted for any anticipated contract cancellation penalty fees or any anticipated or unanticipated event or changes in circumstances that would reduce these obligations. In the past, certain of our restructuring estimates relating to contractual obligations have been settled for amounts different than our initial estimates. As of July 31, 2006, the Company’s accrued restructuring balance totaled $12.2 million, of which remaining contractual obligations represented $10.7 million. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate experts to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10%–20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by $1.2–$2.4 million.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. The provisions of this Statement have been applied by the Company to exit or disposal activities that were initiated after December 31, 2002.

Stock-Based Compensation Expense. On August 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company measured options, granted prior to August 1, 2005, as compensation cost in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition was given to stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the fiscal year ended July 31, 2006 consisted of stock-based compensation expense related to employee stock options and employee stock purchases of approximately $5.2 million, excluding approximately $1.2 million of stock-based compensation for nonvested stock. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the fiscal year ended July 31, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the fiscal year ended July 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended July 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures.

Upon adoption of SFAS No. 123(R), the Company also changed its method of valuation for stock-based awards granted after August 1, 2005 to a binomial-lattice option-pricing model (“binomial-lattice model”) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS No. 123. The Company believes that the binomial-lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior. The Company uses third party analyses to assist in developing the assumptions used in its binomial-lattice model and the resulting fair value used to record compensation expense. The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award. A 10% increase in the volatility used for determining the fair value of the options granted during the fiscal year ended July 31, 2006 would have resulted in an approximately $0.5 million increase in the total estimated stock-based compensation for these options.

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

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Management predominantly uses third party valuation reports to assist in its determination of the fair value of reporting units subject to impairment testing. These valuation reports, used to determine the fair value of reporting units for purposes of impairment testing, rely heavily on projections of future operating performance. The preparation of these projections takes into consideration both past performance and management’s expectations for future performance based on its experience. Further, in accordance with the provisions of SFAS No. 142, the Company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. As of July 31, 2004, based on the provisions of SFAS No. 142, the Company had two reporting units for purposes of goodwill impairment testing. Upon completion of its acquisition of Modus Media on August 2, 2004, the Company concluded that it had three reporting units (Americas, Asia, and Europe) for purposes of goodwill impairment testing. Additionally, the Company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. The Company performed its annual impairment test during the fourth quarter of fiscal 2006 and concluded goodwill was not impaired. At July 31, 2006, the Company’s carrying value of goodwill and other intangible assets totaled $181.2 million and $16.5 million, respectively. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Future operating results and cash flows from operations are dependent on several factors including the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. If our assumptions regarding our ability to maintain our competitive position in the marketplace or our assumptions of the future demand for our clients’ products and services used in preparing our valuations of the Company’s reporting units differ materially from actual future results, the Company may record impairment charges in the future.

Investments. Marketable securities held by the Company, which meet the criteria for classification as available-for-sale are carried at fair value, net of a market discount to reflect any restrictions on transferability, when applicable. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of income taxes, when applicable, as a component of “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Statements of Stockholders’ Equity.

The Company maintains interests in several privately held companies primarily through its various venture capital funds. The Company’s venture capital business (“@Ventures”) invest in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. At July 31, 2006, the Company’s carrying value of investments in privately held companies was approximately $20.7 million. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in Income (losses) of Affiliates, net” in the Company’s Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes, and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies accounted for under the equity method of accounting of $0.6 million, $0.4 million, and $1.6 million for the fiscal years ended 2006, 2005, and 2004, respectively. These impairment losses are reflected in “Equity in Income (losses) of Affiliates, net” in the Company’s Consolidated Statements of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operation in the future. We may incur additional impairment charges to our equity investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $20.7 million of investments in affiliates at July 31, 2006 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $2.1 million to $4.1 million.

At the time an equity method investee sells its stock to unrelated parties at a price in excess of its book value, the Company’s net investment in that affiliate increases. If at that time, the affiliate is not a newly formed, non-operating entity, or a research and development company, start-up or development stage company, and if there is no question as to the affiliate’s ability to continue in existence, the Company records the increase as a gain in its Consolidated Statements of Operations. As of July 31, 2006, no such gains had been recorded related to any @Ventures investments.

Income Taxes. Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2006 and 2005, respectively, a full valuation allowance has been recorded against the gross deferred tax assets since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. At July 31, 2006, the Company’s net operating loss carryforwards for federal, state and foreign purposes totaled $2.0 billion, $2.1 billion and $15.1 million, respectively. A 5% reduction in the Company’s current valuation allowance on these federal, state and foreign net operating loss carryforwards would result in an income tax benefit of approximately $40.0 million.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for probable exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued for exposures.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158, “ Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans “ an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of July 31, 2007. The Company is currently evaluating the impact, if any that SFAS 158 will have on its results of operations or financial position.

In September 2006, the United States Securities and Exchange Commission (“SEC”) SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company’s results of operations or financial position.

In March 2006, the FASB issued EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006. The Company is evaluating the impact, if any, that EITF 06-03 may have on the Company’s results of operations or financial position; which will be adopted beginning the second quarter of fiscal 2007.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140”. SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective beginning fiscal 2008. The adoption of SFAS 155 is not expected to have an effect on the Company’s results of operations or financial position.

In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company is evaluating the impact, if any, that the FSP may have on the Company’s results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

ITEM 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market values of its investments. The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit, approximate fair value because of the short-term nature of these instruments. The carrying value of long-term debt and capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our Consolidated Balance Sheet.

Interest Rate Risk

The Company has from time to time used derivative financial instruments to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The derivatives the Company uses are straightforward instruments with liquid markets. At July 31, 2006, the Company was primarily exposed to the Prime Rate and London Interbank Offered Rate (“LIBOR”) on its outstanding borrowing arrangements, and the Company had no open derivative positions with respect to its borrowing arrangements. A hypothetical 100 basis point increase in our interest rates would have resulted in an approximately 11%, or $0.3 million, increase in our interest expense for the fiscal year ended July 31, 2006.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy.

Our exposure to market risk for changes in interest rates relates primarily to our investment in short-term investments. At July 31, 2006, the Company had available-for-sale securities, a significant portion of which are classified as short-term investments on our Consolidated Balance Sheet. These short-term investments include corporate and state municipal obligations such as commercial paper and auction rate securities (“ARS”), but may also include certificates of deposit and institutional market funds. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through “Dutch auctions” generally conducted every 7 to 90 days by a trust company or broker/dealer on behalf of the issuer. We believe these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty years. We mitigate default risk by investing in instruments that are rated AAA by Moody’s and Fitch Ratings, or equivalent. Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investments guidelines and market conditions.

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

International revenues from our foreign operating segments accounted for approximately 60% of total revenues during the fiscal year ended July 31, 2006. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

Primary currencies include Euros, Singapore Dollars, British Pounds, Chinese Yuan Renminbi, Hungarian Forints, Czech Koruna and Taiwan Dollars. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will decrease for our international operations when the U.S. dollar strengthens against foreign currencies.

Using the foreign currency exchange rates from the beginning of our fiscal year, our revenues for the fiscal year ended July 31, 2006 for Asia would have been lower than we reported using the actual exchange rates by approximately $0.5 million and operating income would have been higher by approximately $0.9 million. Additionally, revenues for the fiscal year ended July 31, 2006 for Europe would have been lower than we reported using the actual exchange rates by approximately $1.6 million and operating loss would have been higher by approximately $0.5 million.

We are also exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the fiscal year ended July 31, 2006, we recorded foreign currency translation gains of approximately $1.9 million. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the fiscal year ended July 31, 2006, we recorded foreign currency transaction losses of approximately $2.3 million which are recorded in “Other gains (losses), net” in our Consolidated Statements of Operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 41 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CMGI, Inc.:

We have audited the accompanying consolidated balance sheets of CMGI, Inc. and subsidiaries as of July 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMGI, Inc. and subsidiaries as of July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2006, in conformity with U.S. generally accepted accounting principles.

As described in note 2 to the Consolidated Financial Statements, CMGI, Inc. adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”‘ effective August 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CMGI, Inc.’s internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 16, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

October 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CMGI, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CMGI, Inc. maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CMGI, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CMGI, Inc. maintained effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CMGI, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CMGI, Inc. and subsidiaries as of July 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2006, and our report dated October 16, 2006 expressed an unqualified opinion on those consolidated financial statements. Such report includes an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share-based payment” affective August 1, 2005.

/s/ KPMG LLP

Boston, Massachusetts

October 16, 2006

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,
	2006	2005
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$131,728	$192,483
Available-for-sale securities	2,554	278
Short-term investments	94,450	—
Accounts receivable, trade, net of allowance for doubtful accounts of $1,123 and $2,107 at July 31, 2006 and 2005, respectively	175,391	162,913
Inventories	77,887	78,689
Prepaid expenses and other current assets	11,638	11,800
Current assets of discontinued operations	1,962	2,912

Total current assets	495,610	449,075

Property and equipment, net	46,020	40,579
Investments in affiliates	20,655	22,528
Goodwill	181,239	177,250
Other intangible assets	16,540	21,364
Other assets	3,139	5,888
Non-current assets of discontinued operations	16	5,000

	$763,219	$721,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$65	$1,670
Current installments of obligations under capital leases	321	304
Revolving line of credit	—	24,785
Accounts payable	151,077	134,252
Current portion of accrued restructuring	5,368	11,251
Accrued income taxes	5,502	2,778
Accrued expenses	43,526	43,024
Other current liabilities	2,754	3,797
Current liabilities of discontinued operations	4,775	2,576

Total current liabilities	213,388	224,437

Revolving line of credit	24,786	—
Long-term debt, less current installments	33	98
Long-term portion of accrued restructuring	6,831	7,912
Obligations under capital leases, less current installments	548	823
Other long-term liabilities	15,596	17,101
Non-current liabilities of discontinued operations	4,122	98
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding as of July 31, 2006 and July 31, 2005	—	—
Common stock, $0.01 par value per share. Authorized 1,405,000,000 shares; issued and outstanding 483,948,888 shares at July 31, 2006 and 484,576,758 shares at July 31, 2005	4,865	4,846
Additional paid-in capital	7,455,076	7,453,851
Deferred compensation	—	(6,213)
Accumulated deficit	(6,968,315)	(6,983,260)
Accumulated other comprehensive income (loss)	6,289	1,991

Total stockholders’ equity	497,915	471,215

	$763,219	$721,684

See accompanying notes to consolidated financial statements.

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended July 31,
	2006	2005	2004
Net revenue	$1,148,886	$1,053,507	$381,315
Operating expenses:
Cost of revenue	1,030,655	933,063	359,989
Selling	20,068	21,578	4,458
General and administrative	83,233	80,613	36,470
Amortization of intangible assets	4,824	5,226	—
Restructuring, net	9,521	5,258	5,604

Total operating expenses	1,148,301	1,045,738	406,521

Operating income (loss)	585	7,769	(25,206)

Other income (expense):
Interest income	6,218	3,766	3,569
Interest expense	(2,813)	(2,004)	(1,732)
Other gains (losses), net	28,518	2,614	44,982
Equity in losses of affiliates, net	(49)	(1,396)	(2,340)
Minority interest	—	—	(2,075)

	31,874	2,980	42,404

Income from continuing operations before income taxes	32,459	10,749	17,198
Income tax expense (benefit)	3,780	(19,933)	(69,532)

Income from continuing operations	28,679	30,682	86,730
Discontinued operations, net of income taxes:
Gain (loss) from discontinued operations	(13,734)	(4,157)	245

Net income	$14,945	$26,525	$86,975

Basic and diluted earnings (loss) per share:
Earnings from continuing operations	$0.06	$0.06	$0.22
Gain (loss) from discontinued operations	(0.03)	(0.00)	0.00

Earnings available to common stockholders	$0.03	$0.06	$0.22

Shares used in computing basic earnings per share	482,837	475,294	399,153

Shares used in computing diluted earnings per share	486,170	483,570	404,246

See accompanying notes to consolidated financial statements.

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Deferred compensation	Accumulated deficit	Total stockholders’ equity
Balance at July 31, 2003 (395,591,493 shares)	$3,956	$7,296,230	$43,586	$—	$(7,096,760)	$247,012

Comprehensive income, net of taxes:
Net income	—	—	—	—	86,975	86,975
Other comprehensive income:
Net unrealized holding gain arising during period	—	—	960	—	—	960
Reclassification adjustment for net realized gain included in net income	—	—	(44,543)	—	—	(44,543)
Foreign currency translation adjustment arising during the period	—	—	(338)	—	—	(338)

Total comprehensive income	—	—	—	—	—	43,054

Issuance of common stock pursuant to employee stock purchase plans and stock options (5,038,924 shares)	50	1,252	—	—	—	1,302
Nonvested Stock Grants (535,000 shares)	5	845	—	(850)	—	—
Stock option tax benefit	—	773	—	—	—	773
Issuance of common stock for settlement of contractual obligations (416,133 shares)	4	838	—	—	—	842
Stock based compensation expense	1	72	—	259	—	332

Balance at July 31, 2004 (401,572,283 shares)	$4,016	$7,300,010	$(335)	$(591)	$(7,009,785)	$293,315

Comprehensive income, net of taxes:
Net income	—	—	—	—	26,525	26,525
Other comprehensive income:
Net unrealized holding loss arising during period	—	—	(14)	—	—	(14)
Foreign currency translation adjustment arising during the period	—	—	2,678	—	—	2,678
Minimum pension liability adjustment	—	—	(338)	—	—	(338)

Total comprehensive income	—	—	—	—	—	28,851

Issuance of common stock pursuant to employee stock purchase plans and stock options (9,490,832 shares)	95	5,961	—	—	—	6,056
Issuance of common stock for acquisition (68,555,678 shares)	685	122,166	—	—	—	122,851
Assumed or substituted options for acquisition (12,567,769 shares)	—	15,215	—	—	—	15,215
Nonvested Stock Grants, net of forfeitures (4,957,990 shares)	50	11,272	—	(11,322)	—	—
Stock based compensation expense	—	—	—	5,700	—	5,700
Reversal of Stock option tax benefit	—	(773)	—	—	—	(773)

Balance at July 31, 2005 (484,576,783 shares)	$4,846	$7,453,851	$1,991	$(6,213)	$(6,983,260)	$471,215

Comprehensive income, net of taxes:
Net income	—	—	—	—	14,945	14,945
Other comprehensive income:
Net unrealized holding gain arising during period	—	—	2,278	—	—	2,278
Reclassification adjustment for net realized loss included in net income	—	—	83	—	—	83
Foreign currency translation adjustment arising during the period	—	—	1,937	—	—	1,937

Total comprehensive income	—	—	—	—	—	19,243

Issuance of common stock pursuant to employee stock purchase plans and stock options (1,562,307 shares)	16	1,166	—	—	—	1,182
Nonvested Stock Grants, net of forfeitures (344,436 shares)	3	1,589	—	—	—	1,592
Stock based compensation expense	—	4,825	—	—	—	4,825
Effect of subsidiaries’ equity transaction	—	(142)	—	—	—	(142)
Reclassification of deferred compensation upon adoption of SFAS 123(R)	—	(6,213)	—	6,213	—	—

Balance at July 31, 2006 (486,483,526 shares)	$4,865	$7,455,076	$6,289	$—	$(6,968,315)	$497,915

See accompanying notes to consolidated financial statements.

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended July 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$14,945	$26,525	$86,975
Income (loss) from discontinued operations	(13,734)	(4,157)	245

Income from continuing operations	28,679	30,682	86,730
Adjustments to reconcile net income to cash provided by (used for) continuing operations:
Depreciation	11,021	9,723	6,483
Amortization of intangible assets	4,824	5,226	—
Stock-based compensation	6,417	5,700	333
Non-cash restructuring charges	329	158	504
Non-operating (gains) losses, net	(28,006)	(5,360)	(44,982)
Equity in losses of affiliates, net	49	1,396	2,340
Gain on sale of building	(2,749)	—	—
Minority interest	—	—	(42)
Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
Trade accounts receivable	(9,601)	(18,949)	1,244
Inventories	1,567	(21,812)	(3,985)
Prepaid expenses and other current assets	(523)	1,901	7,759
Accounts payable, accrued restructuring and accrued expenses	3,591	(2,069)	(7,166)
Refundable and accrued income taxes, net	2,076	(21,921)	(70,528)
Other assets and liabilities	(1,038)	1,553	2,597

Net cash provided by (used for) operating activities of continuing operations	16,636	(13,772)	(18,713)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(16,498)	(12,310)	(5,259)
Proceeds from the sale of available-for-sale securities	69	—	79,817
Investment in short-term investments	(94,450)	—	—
Net proceeds from sale of building	2,749	—	—
Net cash impact of Modus acquisition, including retirement of Modus’ indebtedness	—	(68,073)	—
Investments in affiliates	(6,800)	(4,806)	(2,097)
Proceeds from affiliate distributions	36,484	7,532	444
Cash impact of divestitures of subsidiaries, net	3,000	—	12,155

Net cash provided by (used for) investing activities of continuing operations	(75,446)	(77,657)	85,060

Cash flows from financing activities of continuing operations:
Repayments of long-term debt	(1,670)	(649)	(1,536)
Repayments on capital lease obligations	(258)	(280)	—
Repayments of revolving line of credit	(11,000)	—	(2,000)
Proceeds from revolving line of credit	11,000	9,000	13,000
Proceeds from issuance of common stock	1,182	6,056	1,301

Net cash provided by (used for) financing activities of continuing operations	(746)	14,127	10,765

Cash flows from discontinued operations:
Operating cash flows	(2,554)	543	(1,233)
Investing cash flows	(406)	(3,526)	(946)

Net cash used for discontinued operations	(2,960)	(2,983)	(2,179)

Net effect of exchange rate changes on cash and cash equivalents	1,761	903	—
Net increase (decrease) in cash and cash equivalents	(60,755)	(79,382)	74,933
Cash and cash equivalents at beginning of year	192,483	271,865	196,932

Cash and cash equivalents at end of year	$131,728	$192,483	$271,865

See accompanying notes to consolidated financial statements.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”), through its subsidiary, ModusLink, provides industry-leading global supply chain management services that help businesses market, sell and distribute their products and services. In addition, CMGI’s venture capital business, @Ventures, invests in a variety of technology ventures. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in Delaware in 1986. CMGI’s address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

CMGI’s business strategy in recent years has led to the development, acquisition and operation of majority-owned subsidiaries focused on supply chain management services, as well as the strategic investment in other companies. The Company expects to continue to develop and refine its product and service offerings, and to continue to pursue the development or acquisition of, or the investment in, additional companies and technologies.

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

Prior to the Modus acquisition, CMGI’s supply chain management business was operated by SalesLink LLC (formerly SalesLink Corporation) and its subsidiary, SL Supply Chain Services International Corp. SalesLink LLC was contributed by CMGI to ModusLink on August 2, 2004. Thereafter, ModusLink succeeded to SalesLink’s supply chain management business and SalesLink continued to operate a marketing distribution services business focused on financial services companies. On June 28, 2006, SalesLink’s marketing distribution services business was sold to Automatic Data Processing, Inc. (“ADP”). Management has determined that this divestiture meets the criteria for discontinued operations accounting in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As such, the operating results of SalesLink have been segregated from continuing operations and have been reported as discontinued operations in the accompanying balance sheets, statements of operations, cash flows and note 4 of the Consolidated Financial Statements for all periods presented.

Upon closing of the Modus acquisition, Modus Media International, Inc. was renamed ModusLink Corporation. Through the formation of ModusLink, CMGI has created a supply chain management market leader with fiscal 2006 revenue of approximately $1.1 billion, 41 locations in 13 countries (including four locations in Japan operated by an entity in which the Company has a 40% interest), including a significant presence in Asia and Europe. ModusLink has a widely diversified client base that includes leaders in the hardware, software, consumer electronics, telecommunications and storage markets.

As used herein, references to SalesLink for periods prior to August 2, 2004 refer to SalesLink Corporation and SL Supply Chain Services International Corp., which was contributed by CMGI to SalesLink on July 31, 2003, and together comprised the Company’s supply chain management business prior to the Modus acquisition. References to SalesLink for periods including and after August 2, 2004 refer to CMGI’s marketing distribution services business. All references to ModusLink include both the supply chain management and marketing distribution services businesses.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventories, investments, intangible assets, income taxes, restructuring, impairment of long-lived assets and contingencies and litigation. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of preparing investment valuations; determining discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; determining future lease assumptions related to restructured facility lease obligations; and establishing income tax liabilities are the estimates most likely to have a material impact on our financial position and results of operations. The Company bases its estimates on historical experience and on various other

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions that are believed to be reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, there can be no assurance that actual results will not differ materially from those estimates.

The Consolidated Financial Statements of the Company include the results of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for investments in businesses in which it owns between 20% and 50% of its voting interest using the equity method, if the Company has the ability to exercise significant influence over the investee company. All other investments for which the Company does not have the ability to exercise significant influence or for which there is not a readily determinable market value, are accounted for under the cost method of accounting. Certain amounts for prior periods have been reclassified to conform to current year presentations.

Revenue Recognition. The Company derives its revenue primarily from the sale of products, supply chain management services and other services. Revenue is recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria.

The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, product is shipped or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company also applies the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major client contract relative to a number of criteria that management considers in making its determination with respect to gross vs. net reporting of revenue for transactions with its clients. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to clients as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” Certain costs related to the purchase price of products sold, inbound and outbound shipping charges and packing costs associated with the Company’s eBusiness and Fulfillment segment are classified as cost of revenue.

The Company also follows the EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria of EITF 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the client and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” Management allocates the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a unit of accounting that has already been delivered is limited to the amount that is not contingent upon the delivery of another separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. All deliverables that do not meet the separation criteria of EITF 00-21 are combined into one unit of accounting and the appropriate revenue recognition method is applied.

Foreign Currency Translation

For entities that do not operate in “highly inflationary” markets, assets and liabilities of international subsidiaries, whose functional currency is the local currency, are translated at the rates in effect at the balance sheet date. Statement of Operations amounts are remeasured using an average of exchange rates in effect during the year. Resulting translation adjustments are recorded in Stockholders’ Equity as a component of “Accumulated other comprehensive income (loss).” Foreign currency transaction gains and losses are included in “Other gains and (losses), net.” Net foreign currency transaction losses were $2.3 million, $3.1 million and $0.4 million for the years ended July 31, 2006, 2005 and 2004, respectively.

Cash Equivalents and Statement of Cash Flows Supplemental Information

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments, which generally have maturities between three and twelve months at the time of acquisition, are considered short-term and classified as available-for-sale.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 31, 2006, the Company had short-term investments in auction rate securities (“ARS”) of approximately $94.5 million. The ARS held by the Company are highly rated municipal bonds and generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. These investments have an active resale market to ensure liquidity and the ability to readily convert these investments into cash to fund current operations or satisfy other cash requirements as needed. These ARS are classified as short-term investments on the accompanying Consolidated Balance Sheets due to management’s intent regarding these securities and are accounted for as available-for-sale, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” As of July 31, 2006, there were no unrealized gains or losses associated with these investments.

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	Years Ended July 31,
	2006	2005	2004
	(in thousands)
Cash paid for interest	$2,950	$1,496	$660
Cash paid for income taxes	$1,575	$1,935	$831
Common stock issued in settlement of contractual obligation	$—	$—	$593

Significant non-cash investing activities during fiscal 2006 included the issuance of approximately 0.6 million shares of nonvested CMGI common stock (valued at approximately $0.9 million) to certain executives and employees of the Company.

During fiscal 2005, significant non-cash activities primarily included the issuance of approximately 68.6 million shares of CMGI common stock and assumed or substituted options to purchase approximately 12.6 million shares of CMGI common stock in connection with the acquisition of Modus. The Company also issued approximately 2.5 million shares of nonvested CMGI common stock (valued at approximately $3.6 million) to certain executives and employees of Modus in connection with the acquisition, which shares vested in August 2005. In addition, approximately 2.9 million nonvested shares of the Company’s common stock, valued at approximately $6.8 million, were issued to certain executives and employees of the Company.

During fiscal 2004, significant non-cash activities primarily included the issuance of 0.4 million shares of the Company’s common stock for the settlement of certain obligations as well as a grant of 0.5 million restricted shares of the Company’s common stock to certain executives and employees of the Company.

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

The Company maintains interests in several privately held companies primarily through its various venture capital funds. The Company’s venture capital business (“@Ventures”) invests in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. At July 31, 2006, the Company’s carrying value of investments in privately held companies was approximately $20.7 million. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in income (losses) of affiliates, net” in the Company’s Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies accounted for under the equity method of accounting of $0.6 million, $0.4 million, and $1.6 million for the fiscal years ended 2006, 2005, and 2004, respectively. These impairment losses are reflected in “Equity in income (losses) of affiliates, net” in the Company’s Consolidated Statements of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operation in the future. We may incur additional impairment charges to our equity investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $20.7 million of investments in affiliates at July 31, 2006 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $2.1 million to $4.1 million.

At the time an equity method investee sells its stock to unrelated parties at a price in excess of its book value, the Company’s net investment in that affiliate increases. If at that time, the affiliate is not a newly formed, non-operating entity, or a research and development company, start-up or development stage company, and if there is no question as to the affiliate’s ability to continue in existence, the Company records the increase as a gain in its Consolidated Statements of Operations. As of July 31, 2006, no such gains had been recorded related to any @Ventures investments.

Inventory

Inventories are stated at the lower of cost or market. Cost is primarily determined by the first-in, first-out (“FIFO”) method.

Inventories at July 31 consisted of the following:

	2006	2005
	(in thousands)
Raw materials	$48,539	$48,314
Work-in-process	1,248	1,172
Finished goods	28,100	29,203

	$77,887	$78,689

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Management predominantly uses third party valuation reports to assist in its determination of the fair value of reporting units subject to impairment testing. These valuation reports, used to determine the fair value of reporting units for purposes of impairment testing, rely heavily on projections of future operating performance. The preparation of these projections takes into consideration both past performance and management’s expectations for future performance based on its experience. Further, in accordance with the provisions of SFAS No. 142, the Company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. As of July 31, 2004, based on the provisions of SFAS No. 142, the Company had two reporting units for purposes of goodwill impairment testing. Upon completion of its acquisition of Modus Media on August 2, 2004, the Company concluded that it has three reporting units (Americas, Asia and Europe) for purposes of goodwill impairment testing. Additionally, the Company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. The Company performed its annual impairment test during the fourth quarter of fiscal 2006 and concluded goodwill was not impaired. At July 31, 2006, the Company’s carrying value of goodwill and other intangible assets totaled $181.2 million and $16.5 million, respectively. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Future operating results and cash flows from operations are dependent on several factors including the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. If our assumptions regarding our ability to maintain our competitive position in the marketplace or our assumptions of the future demand for our clients’ products and services used in preparing our valuations of the Company’s reporting units differ materially from actual future results, the Company may record impairment charges in the future.

Restructuring Expenses

For restructuring plans implemented prior to December 31, 2002, the Company assessed the need to record restructuring charges in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The Company also applies EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and Staff Accounting Bulletin (“SAB”) No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. The Company records liabilities that primarily include the estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations, bandwidth agreements and other service contracts. These estimates are based on the remaining amounts due under various contractual agreements, adjusted for any anticipated contract cancellation penalty fees or any anticipated or unanticipated event or changes in circumstances that would reduce these obligations. In the past, certain of our restructuring estimates relating to contractual obligations have been settled for amounts less than our initial estimates. As of July 31, 2006, the Company’s accrued restructuring balance totaled $12.2 million, of which remaining contractual obligations represented $10.7 million. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate experts to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10% – 20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by $1.2 million to $2.4 million.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. The provisions of this Statement have been applied by the Company to exit or disposal activities that were initiated after December 31, 2002.

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

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology requires estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2006 and 2005, respectively, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. The Company’s net operating loss carryforwards for federal and state purposes total $2.0 billion and $2.1 billion, respectively, at July 31, 2006. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $40.0 million.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for probable exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued for exposures.

Earnings (Loss) Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Approximately 3.3 million and 8.3 million weighted average common stock equivalents were included in the denominator in the calculation of dilutive earnings per share for the year ended July 31, 2006 and 2005, respectively. Approximately 7.3 million and 4.1 million common stock equivalent shares and approximately 0.8 million and 0.4 million nonvested shares were excluded from the denominator in the diluted earnings per share calculation for the year ended July 31, 2006 and 2005, respectively, as their inclusion would have been antidilutive. Approximately 5.1 million weighted average common

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock equivalents were included in the denominator in the calculation of dilutive earnings per share for the year ended July 31, 2004. Approximately 6.3 million outstanding options were excluded from the denominator in the diluted earnings per share calculation for the year ended July 31, 2004 as their inclusion would be antidilutive.

Stock-Based Compensation Plans

On August 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company measured options, granted prior to August 1, 2005, as compensation cost in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the fiscal year ended July 31, 2006 consisted of stock-based compensation expense related to employee stock options and employee stock purchases of approximately $5.2 million, excluding approximately $1.2 million of stock-based compensation for nonvested stock. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the fiscal year ended July 31, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the fiscal year ended July 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended July 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures.

Upon adoption of SFAS No. 123(R), the Company also changed its method of valuation for stock-based awards granted after August 1, 2005 to a binomial-lattice option-pricing model (“binomial-lattice model”) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS No. 123. The Company believes that the binomial-lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior. The Company uses third party analyses to assist in developing the assumptions used in its binomial-lattice model and the resulting fair value used to record compensation expense. The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award. A 10% increase in the volatility used for determining the fair value of the options granted during the fiscal year ended July 31, 2006 would have resulted in an approximately $0.5 million increase in the total estimated stock-based compensation for these options.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diversification of Risk

Sales to two clients within the Company’s eBusiness and Fulfillment segment, Hewlett-Packard and Kodak, accounted for approximately 30% and 11%, respectively, of our consolidated net revenue for the fiscal year ended July 31, 2006. Sales to one client, Hewlett-Packard, accounted for approximately 36% and 74% of consolidated net revenue for fiscal years 2005 and 2004, respectively. During fiscal year 2006, five clients, including Hewlett-Packard, accounted for approximately 60% of the Company’s net revenues. Accounts receivable from these clients amounted to approximately 45% and 44% of total trade accounts receivable at July 31, 2006 and 2005, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk are cash equivalents, available-for-sale securities, short-term investments, accounts receivable, and long-term debt. The Company’s cash equivalent and short-term investment portfolio is diversified and consists primarily of short-term investment grade securities. To reduce risk, the Company performs ongoing credit evaluations of its clients’ financial condition. The Company generally does not require collateral on accounts receivable.

Derivative Instruments and Hedging Activities

The Company enters into forward currency exchange contracts to manage exposures to certain foreign currencies. The fair value of the Company’s foreign currency exchange contracts is estimated based on the foreign exchange rates as of July 31, 2006. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. At July 31, 2006, the notional value of the Company’s foreign currency exchange contracts was to sell 20.0 million Euro and 18.6 million Czechoslovakian Koruna and to buy 1.0 billion Hungarian Forints and 21.5 million U.S. Dollars.

The Company believes that its forward currency exchange contracts economically function as effective hedges of the underlying exposures, however the foreign currency contracts do not meet the specific criteria for hedge accounting defined in SFAS No. 133, thus requiring the Company to record all changes in the fair value of these contracts in earnings in the period of the change. During the period ended July 31, 2006, the Company recorded an unrealized loss of $35,831 as a result of fair value changes on its outstanding forward currency exchange contracts. This unrealized loss has been included in “Other gains (losses), net” in the Company’s Consolidated Statement of Operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “ Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of July 31, 2007. The Company is currently evaluating the impact, if any that SFAS 158 will have on its consolidated financial position results of operations or financial position.

In September 2006, the United States Securities and Exchange Commission (“SEC”) SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company’s results of operations or financial position.

In March 2006, the FASB issued EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006. The Company is evaluating the impact, if any, that EITF 06-03 may have on the Company’s results of operations or financial position; which will be adopted beginning the second quarter of fiscal 2007.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140”. SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective beginning fiscal 2008. The adoption of SFAS 155 is not expected to have an effect on the Company’s results of operations or financial position.

In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment , or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company is evaluating the impact, if any, that the FSP may have on the Company’s results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

(3)	SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance, prior to August 2, 2004, the Company reported one operating segment, eBusiness and Fulfillment, which included the results of operations of the Company’s SalesLink subsidiary which, at that time, operated the Company’s supply chain management business.

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

In addition to its three current operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of directors and officers insurance costs, costs associated with maintaining certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance, as well as certain administrative costs related to the Company’s venture capital business. The Other category also consists of any residual results from operations, that exist through the cessation of operations of Equilibrium, CMGI Solutions, MyWay, iCast, NaviPath, ExchangePath, and Activate, each of which have been divested or substantially wound down, as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The Other category’s balance

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sheet information includes certain cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating business segments.

Management evaluates segment performance based on segment net revenue, operating income (loss) and “Non-GAAP operating income (loss)”, which is defined as the operating income/(loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, and amortization of intangible assets and stock-based compensation. The Company believes that its Non-GAAP measure of operating income/(loss) provides investors with a useful supplemental measure of the Company’s operating performance by excluding the impact of non-cash charges and restructuring activities. Each of the excluded items (depreciation, long-lived asset impairment, amortization of intangible assets and stock-based compensation and restructuring) were excluded because they may be considered to be of a non-operational nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses Non-GAAP operating income/(loss) to assist in evaluating the performance of the Company’s core operations. Non-GAAP operating income/(loss) does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies. These Non-GAAP results should not be evaluated in isolation of, or as a substitute for, the Company’s financial results prepared in accordance with US GAAP.

Sales to two clients within the Company’s eBusiness and Fulfillment segment, Hewlett-Packard and Kodak, accounted for approximately 30% and 11%, respectively, of our consolidated net revenue for the fiscal year ended July 31, 2006. A significant portion of our annual volume of Kodak sales in fiscal 2006 was concentrated during the first half of our fiscal year in support of seasonality based demand for Kodak’s consumer products during the holiday season. Sales to one client, Hewlett-Packard, accounted for 36% and 74% of our consolidated revenue for the fiscal years ended July 31, 2005 and 2004, respectively.

International revenues accounted for approximately 60%, 60% and 47% of total revenues for fiscal years 2006, 2005 and 2004, respectively. Our international operations subject us to exposure to foreign currency fluctuations. Revenues and related expenses generated from our international segments are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, Singapore Dollars, British Pounds, Czech Koruna, Hungarian Forints, Chinese Yuan Renminbi and Taiwan Dollars. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues and operating expenses for our Asia and Europe segments. Similarly, our revenues and operating expenses will decrease for our Asia and Europe segments when the U.S. dollar strengthens against foreign currencies.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information of the Company’s continuing operations by segment is as follows:

	Years Ended July 31,
	2006	2005	2004
	(in thousands)
Net revenue:
eBusiness and Fulfillment
Americas	$479,093	$433,147	$194,623
Asia	245,624	212,595	33,053
Europe	424,169	407,681	153,025

Total eBusiness and Fulfillment	1,148,886	1,053,423	380,701
Other	—	84	614

	$1,148,886	$1,053,507	$381,315

Operating income (loss):
eBusiness and Fulfillment
Americas	$18,049	$51	$(5,782)
Asia	19,018	23,173	(1,295)
Europe	(19,996)	1,520	2,837

Total eBusiness and Fulfillment	17,071	24,744	(4,240)
Other	(16,486)	(16,975)	(20,966)

	$585	$7,769	$(25,206)

Non-GAAP operating income (loss):
eBusiness and Fulfillment
Americas	$25,882	$11,526	$2,702
Asia	26,179	30,418	(1,191)
Europe	(7,161)	7,523	3,011

Total eBusiness and Fulfillment	44,900	49,467	4,522
Other	(12,532)	(15,791)	(17,020)

	$32,368	$33,676	$(12,498)

Non-GAAP Operating income (loss)	$32,368	$33,676	$(12,498)
Adjustments:
Depreciation	(11,021)	(9,723)	(6,771)
Amortization of intangible assets	(4,824)	(5,226)	—
Stock-based compensation	(6,417)	(5,700)	(333)
Restructuring, net	(9,521)	(5,258)	(5,604)

GAAP Operating income (loss)	$585	$7,769	$(25,206)
Other income (expense)	31,874	2,980	42,404
Income tax (benefit) expense	3,780	(19,933)	(69,532)
Income (loss) from discontinued operations	(13,734)	(4,157)	245

Net income (loss)	$14,945	$26,525	$86,975

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	July 31,
	2006	2005
	(in thousands)
Total assets of continuing operations:
eBusiness and Fulfillment
Americas	$239,387	$236,459
Asia	204,164	188,738
Europe	177,049	160,699

Total eBusiness and Fulfillment	620,600	585,896
Other	140,641	127,876

	$761,241	$713,772

As of July 31, 2006 approximately 47%, 36% and 17% of the Company’s long-lived assets were located in the United States, Asia and Europe, respectively. As of July 31, 2005 approximately 48%, 36% and 16% of the Company’s long-lived assets were located in the United States, Asia and Europe, respectively. As of July 31, 2004, approximately 99% of the Company’s long-lived assets were located in the United States.

(4)	DISCONTINUED OPERATIONS AND DIVESTITURES

For the year ended July 31, 2006, the Company recorded a loss from discontinued operations of approximately $13.7 million primarily related to the discontinued operations and sale of the Company’s marketing distribution services business, SalesLink, to Automatic Data Processing, Inc. (“ADP”). During the second quarter ended January 31, 2006, CMGI’s Board of Directors authorized the divestiture of SalesLink, and as a result the operations of SalesLink were classified in the Company’s financial statements as discontinued operations. This business unit had previously been included within the Company’s Americas reporting segment. The $13.7 million loss from discontinued operations is comprised of net operating charges of $9.6 million and a $1.5 million loss on sale of SalesLink to ADP. The Company also recorded a $2.6 million impairment charge to a previously recorded loss on sale of Tallan for an other than temporary decline in the carrying value of a note receivable and warrant. The net operating charges include revenues of $13.3 million, expenses of $14.6 million, a charge of $5.6 million for unutilized facility and equipment leases and a non-cash charge of $2.7 million for the write down of goodwill.

For the year ended July 31, 2005, the Company recorded a loss from discontinued operations of approximately $4.2 million. The $2.1 million of operating loss from discontinued operations is composed of revenues of $16.3 million and total operating expenses of $18.4 million as a result of the sale of the Company’s marketing distribution services business unit, SalesLink, in fiscal 2006. The remaining $2.0 million is attributable to the settlement of litigation brought against the Company by the Official Committee of Unsecured Creditors of Engage, Inc.

For the year ended July 31, 2004, the Company recorded income from discontinued operations of $0.2 million. The $0.2 million of operating income from discontinued operations is composed of revenues of $16.1 million and total operating expenses of $14.6 million as a result of the sale of the Company’s marketing distribution services business, SalesLink, in fiscal 2006. This income from discontinued operations was offset by residual costs associated with the discontinued operations of AltaVista, Yesmail and uBid subsequent to divestiture of approximately $1.3 million.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For all periods presented, the results of operations of NaviSite, Engage, AltaVista, Yesmail, uBid, Tallán, ProvisionSoft and the marketing distributions services business of SalesLink have been accounted for within discontinued operations. Summarized financial information for the discontinued operations of the Company are as follows:

	Years Ended July 31,
	2006	2005	2004
	(in thousands)
Results of operations:
Net revenues	$13,267	$16,253	$16,107
Total expenses	(22,861)	(18,363)	(15,862)

Net income (loss) from discontinued operations	(9,594)	(2,110)	245
Adjustment to loss on sale of Engage	—	(2,047)	—
Adjustment to loss on sale of Tallan	(2,585)	—	—
Loss on sale of SalesLink	(1,555)	—	—

Net income (loss) from discontinued operations	$(13,734)	$(4,157)	$245

	July 31,
	2006	2005
	(in thousands)
Financial position:
Current assets	$1,962	$2,912
Other assets	16	5,000
Current liabilities	(4,775)	(2,576)
Non-current liabilities	(4,122)	(98)

Net assets (liabilities) of discontinued operations	$(6,919)	$5,238

(5)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	July 31,
	2006	2005
	(in thousands)
Buildings	$18,290	$17,868
Machinery and equipment	22,360	17,047
Leasehold improvements	6,731	6,925
Software	10,247	17,338
Other	14,195	9,556

	$71,823	68,734
Less: Accumulated depreciation and amortization	(25,803)	(28,155)

Net property and equipment	$46,020	$40,579

The Company recorded depreciation expense of $11.0 million and $9.7 million during fiscal 2006 and 2005, respectively. Depreciation expense within the Americas, Europe and Asia regions was approximately $3.3 million, $3.6 million and $4.1 million, respectively, for fiscal 2006 and approximately $3.5 million, $3.1 million and $3.1 million, respectively, for fiscal 2005.

(6)	GOODWILL AND INTANGIBLE ASSETS

The purchase price of the assets acquired and the liabilities assumed in a business combination is subject to an allocation period in accordance with SFAS 141, “Business Combinations.” In connection with the Modus acquisition, the allocation period for all adjustments other than those related to tax loss carryforwards and contingencies expired during the quarter ended October 31, 2005, while the allocation period for tax adjustments will still remain open in accordance with SFAS 109, “Accounting

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for Income Taxes.” During the fiscal year ended July 31, 2006, total after-tax purchase accounting adjustments of $4.0 million were recorded, of which $3.9 million related to the restructuring of a facility in Europe, $0.4 million related to the elimination of redundant positions in the Americas, $0.2 million related to an asset write-down in Europe, $2.0 million related to tax adjustments, and deferred tax adjustments of ($2.5) million primarily related to a true-up of a previously recorded tax liability in Asia and the Americas.

The carrying amount of goodwill as of July 31, 2006 is as follows:

	Americas	Europe	Asia	Total
	(in thousands)
Balance as of July 31, 2005	$77,764	$26,960	$72,526	$177,250
Adjustments to goodwill from acquisition of Modus	861	3,783	(655)	3,989

Balance as of July 31, 2006	$78,625	$30,743	$71,871	$181,239

The changes in the carrying amount of goodwill and intangible assets for the fiscal year ended July 31, 2006 are as follows:

	Goodwill	Client Relationships	Developed Technology	Trade Names	Total
	(in thousands)
Balance as of July 31, 2005	$177,250	$17,576	$2,332	$1,456	$198,614
Adjustments to goodwill and other intangible assets from the acquisition of Modus	3,989	—	—	—	3,989

Net carrying amount	181,239	17,576	2,332	1,456	202,603
Amortization expense	—	(2,924)	(1,168)	(732)	(4,824)

Balance as of July 31, 2006	$181,239	$14,652	$1,164	$724	$197,779

Of the $26.6 million of acquired identifiable intangible assets, $20.5 million was assigned to client relationships (estimated useful life of 7 years), $3.5 million was assigned to developed technology (estimated useful life of 3 years), and $2.2 million was assigned to trade names (estimated useful life of 3 years). Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually.

Amortization of intangible assets for the years ended July 31, 2006, 2005 and 2004, respectively, consisted of the following:

	Years Ended July 31,
	2006	2005	2004
	(in thousands)
Amortization of intangible assets	$4,824	$5,226	$—

Total	$4,824	$5,226	$—

The amortization of intangible assets for the fiscal year ended July 31, 2006 and 2005 would have been primarily allocated to selling expenses had the Company recorded the expenses within the functional operating expense categories.

The estimated future aggregate amortization expense for purchased intangible assets as of July 31, 2006, is as follows:

Fiscal Year	Amount
(in thousands)
2007	$4,825
2008	$2,929
2009	$2,929
2010	$2,929
2011	$2,929

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	RESTRUCTURING

The Company’s restructuring initiatives during fiscal 2006, 2005 and 2004 involved strategic decisions to exit certain businesses and to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contract terminations, severance charges and facility and equipment charges incurred as a result of the cessation of operations of certain subsidiaries and actions taken at several remaining subsidiaries to increase operational efficiencies, improve margins, and further reduce expenses. Severance charges included employee termination costs as a result of workforce reductions. The contract terminations primarily consisted of costs to exit facility and equipment leases, including leasehold improvements, and to terminate bandwidth and other vendor contracts. The Company also recorded charges related to operating leases with no future economic benefit to the Company as a result of the abandonment of unutilized facilities.

The following tables summarize the activity in the restructuring accrual for fiscal 2006, 2005 and 2004:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2003	$1,535	$18,611	$—	$20,146

Restructuring charges	447	1,387	504	2,338
Restructuring adjustments	—	3,266	—	3,266
Cash paid	(1,686)	(8,175)	—	(9,861)
Non-cash charges	—	(244)	(504)	(748)

Accrued restructuring balance at July 31, 2004	$296	$14,845	$—	$15,141

Restructuring liability assumed in conjunction with the Modus acquisition	954	1,927	—	2,881
Restructuring accrual—Modus acquisition	4,433	9,131	—	13,564
Restructuring charges	2,495	3,261	158	5,914
Restructuring adjustments	(16)	(92)	(548)	(656)
Cash paid	(6,753)	(11,318)	548	(17,523)
Non-cash charges	—	—	(158)	(158)

Accrued restructuring balance at July 31, 2005	$1,409	$17,754	$—	$19,163

Restructuring accrual—Modus acquisition	3,504	773	—	4,277
Restructuring charges	5,602	3,622	329	9,553
Restructuring adjustments	(347)	315	—	(32)
Cash paid	(8,647)	(11,786)	—	(20,433)
Non-cash charges	—	—	(329)	(329)

Accrued restructuring balance at July 31, 2006	$1,521	$10,678	$—	$12,199

It is expected that the payments of employee-related expenses will be substantially completed by December 31, 2006. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company, and excess plant capacity relating to the Company’s Modus acquisition on August 2, 2004. The Company anticipates that all contractual obligations resulting from the previous restructuring activities will be paid or settled by May 2012.

The net restructuring charges for the fiscal years ended July 31, 2006, 2005 and 2004 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Years Ended July 31,
	2006	2005	2004
	(in thousands)
Cost of revenue	$4,930	$3,315	$2,981
Selling	686	182	—
General and administrative	3,905	1,761	2,623

	$9,521	$5,258	$5,604

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal year ended July 31, 2006, the Company recorded net restructuring charges of approximately $9.5 million. These charges consisted of approximately $5.3 million relating to a workforce reduction of 146 employees, primarily due to the elimination of redundant positions in Europe related to the Company’s hub and spoke initiative, and in the Americas related to the reorganization of certain operational and sales activities. In addition, the Company recorded approximately $3.9 million of restructuring charges related to certain contractual obligations and real estate leases in connection with the consolidation of two facilities in the Netherlands and the closure of facilities in Ireland and Scotland as part of the Company’s efforts to continue to drive lower costs and operating efficiencies, as well as approximately $0.3 million relating to the impairment of certain assets no longer in service.

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

(8)	@VENTURES INVESTMENTS

The Company’s first venture capital fund, CMG@Ventures I was formed in April 1995. The Company owns 100% of the capital and is entitled to approximately 77.5% of the cumulative net profits of CMG@Ventures I. The Company completed its $35.0 million commitment to this fund during fiscal year 1997. The Company’s second venture capital fund, CMG@Ventures II, was formed during fiscal year 1997. The Company owns 100% of the capital and is entitled to approximately 80% of cumulative net profits of CMG@Ventures II. The remaining interest in these investments are attributed to profit members, including the Company’s former Chairman. The Company is responsible for all operating expenses of CMG@Ventures I. CMG@Ventures I and II did not invest in any companies during fiscal years 2006, 2005 and 2004. During fiscal year 2006, CMG@Ventures II received distributions of approximately $21.2 million. CMG @Ventures I was dissolved on July 31, 2006.

In fiscal year 1999, CMGI formed the @Ventures III venture capital fund (“@Ventures III Fund”). The @Ventures III Fund secured capital commitments from outside investors and CMGI to be invested in emerging Internet service and technology

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

companies. The @Ventures III Fund consists of four entities, which co-invest in each investment made by the @Ventures III Fund. Approximately 78% of each investment made by the @Ventures III Fund is made by two entities: @Ventures III, L.P. and @Ventures Foreign Fund III, L.P. CMGI does not have a direct ownership interest in either of these entities, but CMGI is entitled to approximately 0.1% of the capital of each entity as a result of its ownership of an approximately 10% interest in the general partner of each of such entities, @Ventures Partners, III, LLC (“@Ventures Partners III”). The Company has committed to contribute up to $56.0 million to its limited liability company subsidiary, CMG@Ventures III, equal to 19.9% of total amounts committed to the @Ventures III Fund, of which approximately $53.8 million has been funded as of July 31, 2006. CMGI owns 100% of the capital and is entitled to approximately 80% of the cumulative net capital gains realized by CMG@Ventures III. @Ventures Partners III is entitled to the remaining 20% of the net capital gains realized by CMG@Ventures III. The remaining 2% invested in each @Ventures III Fund investment is provided by a fourth entity, @Ventures Investors, LLC, in which CMGI has no interest. The Company’s former Chairman has an individual ownership interest in @Ventures Investors and, as a member of @Ventures Partners III, is entitled to a portion of net gains distributed to @Ventures Partners III. CMG@Ventures III did not invest in any companies during fiscal years 2006, 2005 and 2004.

During fiscal year 2000, CMGI formed an expansion fund to the @Ventures III Fund to provide follow-on financing to existing @Venture III Fund investee companies pursuant to which CMGI’s total commitment increased by $38.2 million through its limited liability company subsidiary CMG@Ventures Expansion, LLC. In fiscal year 2002 this amount was reduced to $20.1 million, of which $16.8 million has been funded as of July 31, 2006. The @Ventures Expansion Fund has a structure that is substantially identical to the @Ventures III Fund, and CMGI’s interests in this fund are comparable to its interests in the @Ventures III Fund. CMG@Ventures Expansion did not invest in any companies during fiscal years 2004 and 2005. During fiscal year 2006, CMG@Ventures Expansion invested approximately $0.1 million in one company.

Also during fiscal year 2000, CMGI announced the formation of three new venture capital funds: CMGI@Ventures IV, LLC (“CMGI@Ventures IV”), CMGI @Ventures B2B, LLC (the “B2B Fund”) and CMGI @Ventures Technology Fund, LLC (the “Tech Fund”). CMGI owns 100% of the capital and is entitled to a percentage (ranging from approximately 80% to approximately 92.5%) of the net capital gains realized by CMGI@Ventures IV, the B2B Fund and the Tech Fund. During fiscal year 2001, the B2B Fund and Tech Fund were merged with and into CMGI@Ventures IV, creating a single evergreen fund. During fiscal year 2004, CMGI @Ventures IV invested $2.1 million in two companies and received distributions of approximately $0.4 million. During fiscal year 2005, CMGI@Ventures IV invested $0.7 million in one company and received distributions of approximately $6.4 million. During fiscal year 2006, CMGI @Ventures IV invested $0.3 million in one company and received distributions of approximately $15.2 million.

During fiscal year 2004, CMGI formed a new venture capital fund: @Ventures V, LLC. CMGI owns 100% of the capital and is entitled to approximately 92% of the capital gains realized by @Ventures V, LLC. During fiscal year 2004, @Ventures V, LLC did not make any investments. During fiscal year 2005, @Ventures V, LLC invested approximately $4.1 million in two companies. During fiscal year 2006, @Ventures V, LLC invested approximately $6.4 million in one new company and two existing portfolio companies.

As of July 31, 2006, the Company, through @Ventures, held investments in 15 portfolio companies. From time to time, the Company may make new and follow-on venture capital investments and may from time to time receive distributions from investee companies. As of July 31, 2006, the Company was not obligated to fund any new or follow-on investments.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of fiscal year ended July 31, 2006, the Company did not have an equity method investment in which the Company’s proportionate share exceeded 10% of the Company’s consolidated assets or income/(loss) from continuing operations. For the years ended July 31, 2005 and 2004, summarized financial information for one equity method investment in which the Company’s proportionate share of the investee company exceeded 10% of the Company’s consolidated assets or income/(loss) from continuing operations, in accordance with the provisions of Rules 4-08 (g) of Regulation S-X, was as follows:

	Year Ended July 31, 2005	Year Ended July 31, 2004
(Unaudited)	(in thousands)	(in thousands)
Revenue	$4,041	$1,684
Gross profit	$3,861	$723
Loss from continuing operations	$(8,761)	$(9,099)
Net loss	$(8,761)	$(9,099)

		July 31, 2005
(Unaudited)		(in thousands)
Current assets		$10,839
Non-current assets		$1,866
Current liabilities		$3,726
Non-current liabilities		$952
Redeemable preferred stock		$52,259

(9)	OTHER GAINS (LOSSES), NET

The following schedule reflects the components of “Other gains (losses), net”:

	Years Ended July 31,
	2006	2005	2004
	(in thousands)
Gain (loss) on sales of marketable securities	$(83)	$—	$44,543
Loss on impairment of marketable securities	—	—	(27)
Gain on sales of investments in affiliates	27,798	5,157	—
Foreign exchange losses	(2,294)	(3,139)	(405)
Gain on sales of building	2,749	—	—
Other, net	348	596	871

	$28,518	$2,614	$44,982

During fiscal year 2006, the Company sold its remaining 0.1 million shares of NaviSite, Inc. for a loss of approximately $0.1 million. Also, during fiscal year 2006, the Company recorded a gain of approximately $19.4 million as a result of the acquisition of Web CT Inc. by a third party, a gain of approximately $3.2 million as a result of the acquisition of Realm Business Solutions Inc. by a third party, and a gain of approximately $4.6 million as a result of the acquisition of Alibris, Inc. by a third party. Web CT Inc., Realm Business Solutions Inc. and Alibris, Inc. were all @Ventures portfolio companies. The Company also recorded an adjustment of approximately $0.5 million to increase a previously recorded gain as a result of the acquisition of Molecular Inc. (an @Ventures portfolio company), due to the release of funds held in escrow. The Company may receive up to $7.9 million of additional proceeds, depending on the satisfaction of certain earn-out targets over the next year, termination of the indemnification period, and the release of the shareholder escrow. During the fiscal year 2006, the Company incurred foreign exchange losses of approximately $2.3 million. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia. The Company has operations in various countries throughout the world and its operating results and financial position can be affected by significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments, principally foreign currency exchange contracts, to manage the exposure that results from such fluctuations, and the Company expects to continue such practice. The Company also recognized a gain of approximately $2.7 million on the sale of a building in Ireland. The Company has certain foreign exchange exposures in Asia, related primarily to intercompany loans denominated in United States Dollars (USD) to certain of the Company’s subsidiaries outside that region, which the Company has not historically hedged. The Company is currently evaluating risk management strategies to minimize this exposure in the future.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal year 2005, the Company recorded a $4.5 million gain as a result of the acquisition by a third party of one of CMGI @Ventures IV, LLC’s portfolio companies, Molecular. As a result of the transaction, the Company received proceeds of $6.1 million. At the time of the sale, the Company may receive up to $3.6 million of additional proceeds, depending on the satisfaction of certain earn-out targets over the two years subsequent to the transaction, termination of the indemnification period, and the release of the shareholder escrow. The Company also realized a gain of $0.6 million associated with the acquisition by a third party of one of CMG@Ventures III, LLC’s portfolio investments, Classmates Online, Inc. by United Online in December 2004. Additionally, the Company incurred foreign exchange losses of approximately $3.1 million. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia.

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

(10)	BORROWING ARRANGEMENTS

On July 31, 2004, SalesLink replaced its outstanding bank facilities with a new Loan and Security Agreement (the “Loan Agreement”). The Loan Agreement provided a revolving credit facility not to exceed $30.0 million. CMGI was a guarantor of all indebtedness under the Loan Agreement. Interest on the revolving credit facility was based on Prime or LIBOR rates plus 1.75%. Advances under the credit facility could be in the form of loans or letters of credit. On December 31, 2004, the Loan Agreement was replaced with a new loan agreement to, among other things, include ModusLink as a borrower. On June 30, 2005, the scheduled maturity date, the loan was extended to September 30, 2005. On September 30, 2005, the scheduled loan maturity date, ModusLink and its lender agreed to extend the Loan Agreement one month to facilitate the finalization of a new revolving bank credit facility.

On October 31, 2005, ModusLink entered into a new revolving credit agreement (the “New Loan Agreement”) with a bank syndicate. The New Loan Agreement is a three-year $60.0 million revolving credit facility, with a scheduled maturity of October 31, 2008. Advances under the New Loan Agreement may be in the form of loans or letters of credit. Outstanding borrowings under the former Loan Agreement have been assumed by the New Loan Agreement such that at July 31, 2006, approximately $24.8 million of borrowings were outstanding under the facility, and approximately $45,000 had been reserved in support of outstanding letters of credit. Interest on the revolving credit facility is based on Prime or LIBOR plus an applicable margin (ranging from 1.25 – 1.75%). The effective interest rate was 6.75% and 5.24% at July 31, 2006 and 2005, respectively. The New Loan Agreement is secured by all assets of ModusLink and includes certain restrictive financial covenants, all of which ModusLink was in compliance with at July 31, 2006. These covenants include balance sheet leverage, liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, acquire or sell assets without prior approval from the lenders. CMGI is not a guarantor under the New Loan Agreement.

Maturities of long-term debt are approximated as follows: 2007, $0.4 million, 2008, $0.4 million, and 2009, $25.0 million.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt and the revolving line of credit consist of the following:

	July 31,
	2006	2005
	(in thousands)
Revolving line of credit payable to a bank issued by ModusLink	$24,786	$24,785
Mortgage arrangement to a bank issued by ModusLink	—	1,549
Obligations under capital leases	869	1,127
Other	98	219

	25,753	27,680
Less: Current portion	386	26,759

	$25,367	$921

(11)	COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through June 2020. Future minimum payments including restructuring related obligations as of July 31, 2006 are as follows:

	Operating Leases	Stadium	Other Contractual Obligations	Total
	(in thousands)
For the fiscal years ended July 31:
2007	$21,186	$2,400	$472	$24,058
2008	18,088	1,600	440	20,128
2009	14,284	1,600	170	16,054
2010	10,880	1,600	—	12,480
2011	5,516	1,600	—	7,116
Thereafter	2,338	6,400	—	8,738

	$72,292	$15,200	$1,082	$88,574

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $1.1 million.

Total rent and equipment lease expense charged to continuing operations was approximately $21.3 million, $21.1 million and $6.4 million for the years ended July 31, 2006, 2005 and 2004, respectively.

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

From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company including with respect to certain intellectual property, such as databases, software masters, certificates of authenticity and similar valuable intellectual property. As of July 31, 2006, the Company had no recorded liabilities with respect to these arrangements.

As of July 31, 2006, the Company had guarantees related to a facility lease of a former subsidiary and guarantees of indebtedness totaling approximately $0.6 million. Subsequent to July 31, 2006, this former subsidiary amended its facility lease to extend the lease term through November 2016 with cumulative base rent of approximately $16.9 million. The Company is currently evaluating the effect of this extension on this guaranty.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is also a party to other litigation, which it considers routine and incidental to its business. Management does not expect the results of any of such routine and incidental matters to have a material adverse effect on the Company’s business, results of operation or financial condition.

(12)	EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Purchase Plan

On October 4, 1994, the Board of Directors of the Company adopted the 1995 Employee Stock Purchase Plan (the “Plan”). The purpose of the Plan is to provide a method whereby all eligible employees of the Company and its subsidiaries may acquire an equity interest in the Company through the purchase of shares of common stock. Under the Plan, employees may purchase the Company’s common stock through payroll deductions at an option price equal to 85% of the fair market value of the Company’s common stock on either the first business day or last business day of the applicable quarterly period, whichever is lower. During fiscal year 2002, the Plan was amended to increase the aggregate number of shares to 3.0 million. During the fiscal year ended July 31, 2006 and 2005, the Company issued approximately 206,000 and 220,000 shares, respectively, under the Plan. As of July 31, 2006, approximately 766,000 shares were available for issuance under the Plan.

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

In December 2005, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2005 Plan, pursuant to which the Company grants non-qualified stock options to certain members of the Board of Directors. The 2005 Plan replaced the Company’s Amended and Restated 1999 Stock Option Plan For Non-Employee Directors (“1999 Plan”). No additional options will be granted under the 1999 Plan; however, all then-outstanding options under the 1999 Plan shall remain in effect in accordance with their respective terms. The 1999 Plan, approved in fiscal year 2000, replaced the Company’s 1995 Director’s Plan. No options under the 1995 Director’s Plan remain outstanding. Pursuant to the 1999 Plan, 2,000,000 shares of the Company’s common stock were initially reserved for issuance. Up to 2,000,000 shares of common stock may be issued pursuant to awards granted under the 2005 Plan (subject to adjustment in the event of stock splits and other similar events). The 2005 Plan provides that each eligible director will automatically be granted an option to acquire 200,000 shares of Common Stock (the “Initial Option”) upon election to the Board. Each director who ceases to be an Affiliated Director (as defined in the 2005 Plan) and is not otherwise an employee of the Company or any of its subsidiaries or affiliates will be granted, on the date such director ceases to be an Affiliated Director but remains as a member of the Board of Directors, an Initial Option to acquire 200,000 shares of Common Stock under the plan. Each Initial Option will vest and become exercisable as to 1/36th of the number of shares of Common Stock originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. On the date of each annual meeting of stockholders of the Company, each eligible director who is both serving as director immediately prior to and immediately following such annual meeting, and who has served on the Board for at least six months, will automatically be granted an option to purchase 24,000 shares of Common Stock (an “Annual Option”). Each Annual Option will vest and become exercisable on a monthly basis as to 1/36th of the number of shares originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. Stock options granted under the 2005 Plan have contractual terms of 10 years. Outstanding options under the 2005 Plan at July 31, 2006 expire through April 2016.

In December 2004, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2004 Plan pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock awards and other equity-based awards for the purchase of up to an aggregate of 15,000,000 shares of common stock of the Company (subject to adjustment in the event of stock splits and other similar events). The maximum number of shares with respect to which stock options may be granted to any one participant under the 2004 Plan may not exceed 6,000,000 shares per calendar year. The maximum number of shares with respect to which awards other than stock options and stock appreciation rights may be granted under the 2004 Plan is 5,000,000 shares. Outstanding options under the 2004 Plan at July 31, 2006 expire through 2013.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2002, the Board of Directors adopted the 2002 Plan, pursuant to which 4,150,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 19,150,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards may be granted to the Company’s or its subsidiaries’ employees, other than those who are also officers or directors, as defined. The Board of Directors administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2002 Plan at July 31, 2006 expire through 2013.

In October 2000, the Board of Directors adopted the 2000 Plan, pursuant to which 15,500,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). Under the 2000 Plan, non-qualified stock options, incentive stock options or restricted stock awards may be granted to the Company’s or its subsidiaries’ employees, consultants, advisors or directors, as defined. The Board of Directors administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Outstanding options under the 2000 Plan at July 31, 2006 expire through 2012.

Stock Option Valuation and Expense Information under SFAS No. 123(R)

On August 1, 2005, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and nonvested shares under SFAS No. 123(R) for the fiscal year ended July 31, 2006 which was allocated as follows:

For the Fiscal Year Ended July 31, 2006
(in thousands)
Cost of goods sold	$544
Selling	666
General and administrative	5,207

$6,417

Prior to fiscal year 2005, the Company used the Black-Scholes option pricing model to estimate the grant date fair value of stock option awards. For grants subsequent to the adoption of SFAS No. 123(R), the Company estimates the fair value of stock option awards on the date of grant using a binomial-lattice model developed by outside consultants who worked with the Company in the implementation of SFAS No. 123(R). The Company believes that the binomial-lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior. The use of a binomial-lattice model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate and expected term. The weighted-average estimated fair value of employee stock options granted during the fiscal year ended July 31, 2006 was $0.96 per share, using the binomial-lattice model with the following weighted-average assumptions:

For the Fiscal Year Ended July 31, 2006
Expected volatility	79.45%
Risk-free interest rate	4.37%
Expected term (in years)	4.25

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

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended July 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures.

Stock Options

The status of the plans during the fiscal year ended July 31, 2006 is as follows:

	Number of shares	Weighted average exercise price
	(in thousands, except exercise price)
Stock options outstanding, July 31, 2003	20,976	$11.83
Granted	2,192	1.63
Exercised	(4,966)	0.24
Forfeited	(1,686)	16.50

Stock options outstanding, July 31, 2004	16,516	$13.56

Granted	7,622	1.13
Assumed	12,568	1.03
Exercised	(9,239)	0.62
Forfeited	(8,011)	26.10

Stock options outstanding, July 31, 2005	19,456	$1.71

Granted	4,888	1.56
Exercised	(1,338)	0.69
Forfeited	(5,996)	1.88

Stock options outstanding, July 31, 2006	17,010	$1.69

Stock options exercisable, July 31, 2006	9,061	$1.88

As of July 31, 2006, unrecognized stock-based compensation related to stock options was approximately $7.6 million. This cost is expected to be expensed over a weighted average period of 2.1 years. The aggregate intrinsic value and weighted average remaining contractual life of stock options outstanding as of July 31, 2006 is approximately $1.1 million and 4.9 years, respectively. The aggregate intrinsic value and weighted average remaining contractual life of stock options exercisable as of July 31, 2006 is approximately $1.0 million and 4.0 years, respectively. The aggregate intrinsic value of options exercised during the fiscal year ended July 31, 2006 is approximately $1.0 million.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the Company’s stock options outstanding at July 31, 2006:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
	(number of shares in thousands)
$0.00–$1.00	2,115	5.1 years	$0.52	1,966	$0.51
$1.01–$2.50	13,619	5.0	1.49	5,843	1.49
$2.51–$5.00	1,218	3.7	3.90	1,194	3.92
$5.01–$25.00	10	1.3	23.24	10	23.24
$25.01–$50.00	38	1.4	30.13	38	30.13
$50.01–$150.00	10	3.5	132.44	10	132.44

	17,010	4.9 years	$1.69	9,061	$1.88

Nonvested Stock

Nonvested stock are shares of Common Stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. In connection with the adoption of SFAS No. 123(R) on August 1, 2005, the Company reclassified approximately $6.2 million of recorded deferred compensation related to unamortized nonvested stock to additional paid-in capital. Nonvested stock is expensed ratably over the term of the restriction period, ranging from one to five years. Nonvested stock compensation expense for the fiscal year ended July 31, 2006 and 2005 is approximately $1.2 million. and $4.8 million, respectively.

A summary of the status of our nonvested stock for the fiscal year ended July 31, 2006, is as follows:

	Number of shares	Weighted average grant date fair value
	(in thousands)
Nonvested stock outstanding, July 31, 2003	—	$—
Granted	561	1.59

Nonvested stock outstanding, July 31, 2004	561	$1.59

Granted	5,400	1.01
Vested	(660)	1.10
Forfeited	(486)	0.84

Nonvested stock outstanding, July 31, 2005	4,815	$1.55

Granted	1,125	1.65
Vested	(2,600)	1.23
Forfeited	(780)	1.46

Nonvested stock outstanding, July 31, 2006	2,560	$1.95

The fair value of nonvested shares is determined based on market price of the Company’s common stock on the grant date. The total grant date fair value of nonvested stock that vested during the fiscal year ended July 31, 2006 was approximately $4.8 million. As of July 31, 2006, there was approximately $4.3 million of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted-average period of 2.7 years.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Information under SFAS No. 123

Pro forma information regarding the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the fiscal year ended July 31, 2005 and 2004 is as follows:

	For the Fiscal Year Ended July 31, 2005	For the Fiscal Year Ended July 31, 2004
	(in thousands, except per share amounts)
Net income	$26,525	$86,975
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(23,581)	(91,916)
Add: Total stock-based employee compensation expense included in reported net income	5,700	333

Pro forma net income	$8,644	$(4,608)

Earnings per share:
Basic—as reported	$0.06	$0.22

Basic—pro forma	$0.02	$(0.01)

Diluted—as reported	$0.06	$0.22

Diluted—pro forma	$0.02	$(0.01)

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Fiscal Year Ended July 31, 2005	For the Fiscal Year Ended July 31, 2004
Risk-free interest rate	3.5%	2.8%
Expected dividend yield	0.0%	0.0%
Expected volatility	71.2%	100.1%
Expected term (years)	4.2	4.7
Weighted average fair value of options granted during the period	$0.96	$1.19

(13)	INCOME TAXES

Income from continuing operations:

	Years Ended July 31,
	2006	2005	2004
	(in thousands)
Income (loss) from continuing operations before income taxes:
US	$29,334	$(13,592)	$16,658
Foreign	3,125	24,341	540

Total income from continuing operations before income taxes	$32,459	$10,749	$17,198

The components of income tax expense (benefit) have been recorded in the Company’s financial statements as follows:

	Years Ended July 31,
	2006	2005	2004
	(in thousands)
Income tax expense (benefit)	$3,780	$(19,933)	$(69,532)
Discontinued operations	(120)	—	(122)
Goodwill, for initial recognition of acquired tax benefits that previously were included in valuation allowance	(716)	—	—
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes charged directly to stockholders’ equity	—	773	(773)

Total income tax expense (benefit)	$2,944	$(19,160)	$(70,427)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax expense (benefit) from continuing operations consists of the following:

	Current	Deferred	Total
	(in thousands)
July 31, 2004:
Federal	$—	$—	$—
State	(70,134)	—	(70,134)
Foreign	602	—	602

	$(69,532)	$—	$(69,532)

July 31, 2005:
Federal	$—	$—	$—
State	(22,972)	—	(22,972)
Foreign	2,787	252	3,039

	$(20,185)	$252	$(19,933)

July 31, 2006:
Federal	$460	$—	$460
State	(1,441)	—	(1,441)
Foreign	3,937	824	4,761

	$2,956	$824	$3,780

Deferred income tax assets and liabilities have been classified on the accompanying Consolidated Balance Sheets in accordance with the nature of the item giving rise to the temporary differences. The net deferred tax liability is included in other long-term liabilities on the accompanying Consolidated Balance Sheet. The components of deferred tax assets and liabilities are as follows:

	July 31, 2006			July 31, 2005
	Current	Non-current	Total	Current	Non-current	Total
	(in thousands)
Deferred tax assets:
Accruals and reserves	$8,697	$12,505	$21,202	$6,222	$7,044	$13,266
Tax basis in excess of financial basis of available-for-sale securities	—	—	—	6,250	—	6,250
Tax basis in excess of financial basis of investments in affiliates	—	54,939	54,939	—	70,095	70,095
Net operating loss and capital loss carryforwards	—	1,465,968	1,465,608	—	1,455,495	1,455,495

Total gross deferred tax assets	8,697	1,533,412	1,542,109	12,472	1,532,634	1,545,106
Less: valuation allowance	(8,697)	(1,518,315)	(1,527,012)	(12,472)	(1,514,170)	(1,526,642)

Net deferred tax assets	—	15,097	15,097	—	18,464	18,464

Deferred tax liabilities:
Financial basis in excess of tax basis for intangible assets and fixed assets	—	(7,286)	(7,286)	—	(8,911)	(8,911)
Undistributed accumulated earnings of foreign subsidiaries	—	(10,219)	(10,219)	—	(12,926)	(12,926)

Total gross deferred tax liabilities	—	(17,505)	(17,505)	—	(21,837)	(21,837)

Net deferred tax liability	$—	$(2,409)	$(2,409)	$—	$(3,373)	$(3,373)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2006 will be allocated as follows:

(in thousands)
Income tax benefit recognized in the Consolidated Statement of Operations	$(1,499,051)
Additional paid in capital	(15,649)
Goodwill and other non-current intangible assets	(12,312)

$(1,527,012)

The net change in the total valuation allowance for the year ended July 31, 2006 was an increase of approximately $0.4 million. A full valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

The Company’s ModusLink subsidiary has obtained five-year tax holidays for certain of its solution centers in China. These tax holidays were obtained by Modus prior to its acquisition by the Company and remain in effect throughout various dates ending December 2008. These tax holidays are structured such that tax rates are 0% for the first two profitable years and 7.5% for the three year period thereafter. It is expected that in the future, the Chinese government may introduce a unified rate of approximately 25%-27% for domestic and foreign companies and possibly eliminate tax holidays entirely. However, ModusLink’s current tax holidays are expected to remain in effect through the scheduled expiration dates.

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.0 billion and $2.1 billion, respectively, at July 31, 2006. The federal net operating losses will expire from 2016 through 2024 and the state net operating losses will expire from 2006 through 2015. The Company has a foreign net operating loss carryforward of approximately $65.2 million. In addition, the Company has capital loss carryforwards for federal and state tax purposes of approximately $1.7 billion. The federal and state capital losses will begin to expire in 2007. The utilization of net operating losses and capital losses may be limited in the future if the Company experiences an ownership change as defined by Internal Revenue Code Section 382. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three-year period. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $40.0 million.

The Company’s ModusLink subsidiary has undistributed earnings from its foreign subsidiaries of approximately $42.3 million at July 31, 2006, of which approximately $17.2 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. The amount of taxes attributable to the permanently reinvested undistributed earnings is not practically determinable. The Company has recorded a deferred tax liability of $10.2 million on the remaining $25.1 million of undistributed earnings that are not considered to be permanently reinvested.

Income tax expense attributable to income (loss) from continuing operations differs from the computed expense computed by applying the U.S. federal income tax rate of 35 percent to pre-tax income (loss) from continuing operations as a result of the following:

	Years Ended July 31,
	2006	2005	2004
	(in thousands)
Computed “expected” income tax expense	$11,361	$3,762	$6,019
Increase (decrease) in income tax benefit resulting from:
Reduction of estimated tax liabilities	(1,951)	(24,713)	(76,439)
Losses not benefited (utilized)	(11,882)	(5,662)	(4,707)
State income taxes, net of federal benefit	332	1,132	5,237
Foreign dividends	7,678	11,346	—
Foreign Tax Rate Differential	(3,631)	(7,320)	—
AMT Liability	460
Other	1,413	1,522	358

Actual income tax expense (benefit)	$3,780	$(19,933)	$(69,532)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for probable exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued for exposures. During fiscal 2006 and 2005, the Company recorded an income tax benefit of $2.0 million and $24.7 million, respectively, as a result of a reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes on the Company’s Balance Sheet.

(14)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected quarterly financial information for the fiscal years ended July 31, 2006 and 2005. The operating results for any given quarter are not necessarily indicative of results for any future period. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “CMGI.” Included below are the high and low sales prices during each quarterly period for the shares of common stock as reported by Nasdaq.

	Fiscal 2006 Quarter Ended				Fiscal 2005 Quarter Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	(in thousands except market price data)
Net revenue	$303,409	$318,849	$264,748	$261,880	$253,224	$292,025	$260,844	$247,414
Cost of revenue	272,437	288,445	235,886	233,887	222,496	253,327	233,897	223,343

Gross profit	30,972	30,404	28,862	27,993	30,728	38,698	26,947	24,071
Selling	5,388	5,293	5,108	4,279	5,657	5,302	4,737	5,882
General and administrative	21,117	20,276	21,710	20,130	20,094	20,340	21,144	19,035
Amortization of intangible assets	1,206	1,206	1,206	1,206	1,307	1,305	1,308	1,306
Restructuring, net	977	5,326	2,582	636	1,336	977	1,472	1,473

Operating income (loss)	2,284	(1,697)	(1,744)	1,742	2,334	10,774	(1,714)	(3,625)
Interest income (expense), net	621	662	648	1,474	207	287	812	456
Other gains (losses), net	3,236	(1,119)	21,976	4,425	(1,442)	(1,157)	(14)	5,227
Equity in earnings (losses) of affiliates, net	(403)	5	325	24	(226)	303	(338)	(1,135)
Income tax (expense) benefit	(943)	(758)	738	(2,817)	(1,526)	(1,020)	23,099	(620)

Income (loss) from continuing operations	4,795	(2,907)	21,943	4,848	(653)	9,187	21,845	303
Discontinued operations, net of income taxes	(2,663)	(3,408)	(269)	(7,394)	100	(1,951)	(2,277)	(29)

Net income (loss)	$2,132	$(6,315)	$21,674	$(2,546)	$(553)	$7,236	$19,568	$274

Basic and diluted earnings (loss) per share:
Earnings from continuing operations	$0.01	$(0.01)	$0.04	$0.01	$(0.00)	$0.02	$0.04	$0.00
Income (loss) from discontinued operations	$(0.01)	$(0.01)	$(0.00)	$(0.02)	$0.00	$(0.00)	$(0.00)	$(0.00)

Earnings (loss)	$0.00	$(0.02)	$0.04	$(0.01)	$0.00	$0.02	$0.04	$0.00

Shares used in computing basic earnings (loss) per share	482,063	482,727	483,188	483,695	469,720	475,072	477,515	479,283
Shares used in computing diluted earnings (loss) per share	487,435	482,727	485,927	485,055	469,720	485,719	486,210	486,605

Market Price:
High	$1.92	$1.84	$1.55	$1.47	$1.98	$3.00	$2.34	$2.41

Low	$1.46	$1.46	$1.29	$0.99	$1.14	$1.27	$1.73	$1.66

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows:

	For the Year Ended July 31,
	2006	2005	2004
	(in thousands)
Net income	$14,945	$26,525	$86,975

Net unrealized holding gain (loss) arising during period	2,278	(14)	960
Reclassification adjustment for realized (gains) losses included in net income	83	—	(44,543)

	2,361	(14)	(43,583)

Net unrealized foreign currency translation adjustment arising during the period	1,599	2,678	(338)
Minimum pension liability adjustment	338	(338)	—

	1,937	2,340	(338)

Comprehensive income	$19,243	$28,851	$43,054

The components of accumulated comprehensive income (loss), net of income taxes, are as follows:

	For the Year Ended July 31,
	2006	2005	2004
	(in thousands)
Net unrealized holding gains (losses)	$2,328	$(33)	$(19)
Cumulative foreign currency translation adjustment	3,961	2,362	(316)
Minimum pension liability adjustment	—	(338)	—

Accumulated other comprehensive income (loss)	$6,289	$1,991	$(335)

(16)	ALLOWANCES AND RESERVES

The Allowance for Doubtful Accounts consists of the following:

	For the Year Ended July,
	2006	2005	2004
	(in thousands)
Balance at beginning of period	$2,107	$573	$996
Acquisitions (a)	—	1,479	—
Additions charged to general and administrative expense (Bad debt expenses)	162	382	124
Write-offs charged against the reserve	(1,146)	(327)	(547)

Balance at end of period	$1,123	$2,107	$573

(a)	Amount of $1.5 million in fiscal 2005 relates to the acquisition of Modus in August 2004.

(17)	DEFINED BENEFIT PENSION PLAN

In connection with the acquisition of Modus during fiscal 2005, the Company assumed certain obligations related to the defined benefit pension plan covering certain of its employees in its Apeldoorn, Netherlands facility in Europe.

The Company uses a July 31 measurement for the measurement date to determine its projected benefit obligation and fair value of plan assets for the purposes of determining the Plan’s funded status and the net periodic benefit costs for the following year.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in benefit obligation and Plan assets were as follows:

Obligation and Funded Status

	July 31,
	2006	2005
	(in thousands)
Changes in benefit obligation
Benefit obligation at beginning of year	$7,619	$4,437
Service cost	921	499
Interest cost	320	233
Actuarial (gain) loss	(1,750)	2,197
Employee or employer contributions	387	328
Administrative expenses	(121)	(75)
Currency translation	396	—

Benefit obligation at end of year	7,772	7,619

Change in plan assets
Fair value of plan assets at beginning of year	4,580	3,879
Actual return on plan assets	252	217
Employee contributions	387	328
Employer contribution	448	231
Benefits paid	—	—
Administrative expenses	(121)	(75)
Currency translation	238	—

Fair value of plan assets at end of year	5,784	4,580

Funded Status	(1,987)	(3,038)
Unrecognized net actuarial loss	325	2,147

Net amount recognized	$(1,662)	$(891)

Amounts recognized in the statement of financial position consist of :

	July 31,
	2006	2005
Accrued benefit cost	$(1,662)	$(1,229)
Accumulated other comprehensive income	—	338

Net amount recognized	$(1,662)	$(891)

The accumulated benefit obligation for the defined benefit pension plan was $6.0 million and $5.9 million at July 31, 2006 and 2005, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	July 31,
	2006	2005
	(in thousands)
Projected benefit obligation	$7,772	$7,619
Accumulated benefit obligation	$5,972	$5,882
Fair value of plan assets	$5,784	$4,580

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended July 31, 2006 and 2005, the Company’s net pension costs were comprised of:

Components of net periodic pension costs:

	July 31,
	2006	2005
	(in thousands)
Service cost	$921	$499
Interest costs	320	232
Expected return on plan assets	(179)	(167)
Amortization of net (gain) loss	110	—

Net periodic benefit costs	$1,172	$564

Additional information

	July 31,
	2006	2005
	(in thousands)
Increase in minimum liability included in other comprehensive income	$—	$338

Assumptions

Weighted-average assumptions used to determine benefit obligations at July 31:

	July 31,
	2006	2005
	(in thousands)
Discount rate	4.75%	4.0%
Rate of compensation increase	2.0%	2.0%

Weighted-average assumptions used to determine net periodic benefit cost for years ended July 31:

	July 31,
	2006	2005
	(in thousands)
Discount rate	4.75%	4.0%
Expected long-term return on plan assets	4.25%	3.5%
Rate of compensation increase	2.0%	2.0%

Benefit payments

The following table summarizes expected benefit payments from the plan through fiscal 2016. Actual benefit payments may differ from expected benefit payments. The minimum required contributions to the plan are expected to be approximately $0.5 million in fiscal 2007.

Pension Benefits
(in thousands)
For the fiscal year ended July 31:
2007	$39
2008	$55
2009	$69
2010	$83
2011	$97
Thereafter	$800

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

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the fourth quarter of fiscal 2006, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

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

Equity Compensation Plan Information as of July 31, 2006

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2006:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	12,895,728	$1.75	19,973,357	(1)
Equity compensation plans not approved by security holders	4,114,837	$1.50	8,399,044

Total	17,010,565	$1.69	28,372,401

(1)	Includes 766,304 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

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

CMGI, INC.

Date: October 16, 2006	By:	/s/ JOSEPH C. LAWLER
Joseph C. Lawler Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature	Title

/s/ JOSEPH C. LAWLER Joseph C. Lawler	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID J. RILEY David J. Riley	Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ANTHONY J. BAY Anthony J. Bay	Director

/s/ VIRGINIA G. BREEN Virginia G. Breen	Director

/s/ THOMAS H. JOHNSON Thomas H. Johnson	Director

/s/ FRANCIS J. JULES Francis J. Jules	Director

/s/ EDWARD E. LUCENTE Edward E. Lucente	Director

/s/ MICHAEL J. MARDY Michael J. Mardy	Director

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, by and among CMGI, Inc., Westwood Acquisition Corp. and Modus Media, Inc., dated as of March 23, 2004 is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 23, 2004 (File No. 000-23262).

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-85047).

3.2	Certificate of Designations, Preferences and Rights of Series D Preferred Stock of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 18, 1999 (File No. 000-23262).

3.3	Amendment of Restated Certificate of Incorporation of the Registrant, dated May 5, 2000 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2000 (File No. 000-23262).

3.4	Certificate of Elimination of Series C Convertible Preferred Stock of the Registrant is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002 (File No. 000-23262).

3.5	Restated By-Laws of the Registrant, as amended, are incorporated herein by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-4 (File No. 333-92107).

4.1	Specimen stock certificate representing the Registrant’s Common Stock is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

4.2	Form of senior indenture is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-93005).

4.3	Form of subordinated indenture is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-93005).

10.1*	2000 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 17, 2000 (File No. 000-23262).

10.2*	Amended and Restated 1995 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 16, 2001 (File No. 000-23262).

10.3*	Amendment No. 3 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.4*	Amended and Restated 1999 Stock Option Plan For Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001 (File No. 000-23262).

10.5*	Amendment No. 1 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-23262).

10.6*	2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.7*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.8*	Form of Incentive Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.9*	Form of Restricted Stock Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.10*	2005 Non-Employee Director Plan is incorporated herein by reference to Appendix V to the Registrant’s Definitive Schedule 14A filed November 7, 2005 (File No. 000-23262).

10.11*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2005 Non-Employee Director Plan.

10.12*	2004 Stock Incentive Plan is incorporated herein by reference to Appendix VI to the Registrant’s Definitive Schedule 14A filed November 2, 2004 (File No. 000-23262).

10.13*	1997 Stock Incentive Plan of Modus Media, Inc., and Amendment No. 1 thereto, is incorporated herein by reference to Exhibit 10.3 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.14*	Amendment No. 2 to 1997 Stock Incentive Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-117878).

10.15*	1997 Class A Replacement Option Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 10.22 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.16*	1997 Class B Replacement Option Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 10.23 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.17*	FY 2005 Executive Bonus Plan for CMGI, Inc. is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 4, 2004 (File No. 000-23262).

10.18*	FY 2005 Executive Bonus Plan for ModusLink Corporation is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 4, 2004 (File No. 000-23262).

10.19*	CMGI, Inc. Amended and Restated Director Compensation Plan, dated as of October 2, 2006.

10.20*	Employment Offer Letter from the Registrant to Joseph C. Lawler, dated August 23, 2004 is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.21*	Executive Severance Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.22*	Relocation Expense Reimbursement Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.23*	Indemnification Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.24*	Restricted Stock Agreement, dated as of August 27, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.25*	Non-Statutory Stock Option Agreement, dated as of August 23, 2005, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 23, 2005 (File No. 000-23262).

10.26*	Restricted Stock Agreement, dated as of August 23, 2005, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated August 23, 2005 (File No. 000-23262).

10.27*	Offer Letter from the Registrant to Thomas Oberdorf, dated March 1, 2002, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.28*	Executive Severance Agreement, dated as of March 4, 2002, by and between the Registrant and Thomas Oberdorf is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.29*	Executive Retention Agreement, dated as of August 28, 2002, by and between the Company and Peter L. Gray is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.30*	Employment Offer Letter, dated July 9, 2002, from SalesLink Corporation to Rudolph Westerbos, as amended, is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.31*	Termination/Amicable Settlement Agreement by and between ModusLink Tilburg B.V., CMGI, Inc., ModusLink Corporation and ModusLink Corporation’s direct and indirect subsidiaries and Rudolph J. Westerbos, dated December 14, 2005, is incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 14, 2005 (File No. 000-23262).

10.32*	Severance Agreement, dated August 5, 2002, by and between Modus Media International, Inc. and Daniel Beck is incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.33*	Employment Letter, dated as of June 17, 2004, from Modus Media International, Inc. to W. Kendale Southerland is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.34*	Employment Offer Letter from ModusLink Corporation to W. Kendale Southerland, dated April 7, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2005 (File No. 000-23262).

10.35*	Severance Agreement and General Release, dated May 22, 2006, by and between ModusLink Corporation and W. Kendale Southerland is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 12, 2006 (File No. 000-23262).

10.36*	Employment Offer Letter from ModusLink Corporation to William R. McLennan dated February 3, 2005 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 7, 2005 (File No. 000-23262).

10.37*	Restricted Stock Agreement, dated February 7, 2005, by and between the Registrant and William R. McLennan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 7, 2005 (File No. 000-23262).

10.38*	Expatriate Assignment Letter, dated as of February 16, 2005, by and between ModusLink Corporation and William R. McLennan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005 (File No. 000-23262).

10.39*	Letter Agreement, dated January 9, 2006, by and between ModusLink Corporation and William R. McLennan is incorporated hereby by reference to the Registrant’s Current Report on Form 8-K dated January 9, 2006 (File No. 000-23262).

10.40*	Letter Agreement, dated April 17, 2006, by and between Mark J. Kelly and ModusLink Corporation, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 17, 2006 (File No. 000-23262).

10.41*	Letter Agreement, dated June 12, 2006, by and between CMGI, Inc. and David J. Riley is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 12, 2006 (File No. 000-23262).

10.42*	Form of Restricted Stock Agreement, dated September 2, 2003, by and among the Registrant and each of George A. McMillan, Thomas Oberdorf and Peter L. Gray is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003 (File No. 000-23262).

10.43*	Form of Restricted Stock Agreement, dated August 2, 2004, by and among the Registrant and each of Thomas Oberdorf, Peter L. Gray, Daniel F. Beck, W. Kendale Southerland and Rudolph J. Westerbos is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004 (File No. 000-23262).

10.44*	Restricted Stock Agreement, dated August 5, 2004, by and between the Registrant and Daniel F. Beck is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004 (File No. 000-23262).

10.45*	Restricted Stock Agreement, dated August 5, 2004, by and between the Registrant and W. Kendale Southerland is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004 (File No. 000-23262).

10.46*	Form of Director Indemnification Agreement (executed by the Registrant and each member of the Board of Directors) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.47	Second Amended and Restated Loan and Security Agreement, dated October 31, 2005, by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holdings Corp., as borrowers, and LaSalle Bank National Association and Citizens Bank of Massachusetts, as lenders, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2005 (File No. 000-23262).

10.48*	CMG @Ventures I, LLC Limited Liability Company Agreement, dated December 18, 1997 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998 (File No. 000-23262).

10.49*	CMG@Ventures II, LLC Operating Agreement, dated as of February 26, 1998 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.50*	Limited Liability Company Agreement of CMG@Ventures III, LLC, dated August 7, 1998 is incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.51*†	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated June 7, 2002 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.52*	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated December 31, 2003 is incorporated herein by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.53*	Agreement of Limited Partnership of @Ventures III, L.P., dated August 7, 1998 is incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.54*	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated April 29, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2005 (File No. 000-23262).

10.55*	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated April 28, 2006, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 28, 2006 (File No. 000-23262).

10.56*	Amendment No. 1 to Agreement of Limited Partnership of @Ventures III, L.P., dated August 7, 1998 is incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.57*†	Amendment No. 5 to Agreement of Limited Partnership of @Ventures III, L.P., dated June 7, 2002 is incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.58*	Amendment No. 6 to Agreement of Limited Partnership of @Ventures III, L.P., dated November 10, 2003 is incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.59*	Amendment No. 7 to Agreement of Limited Partnership of @Ventures III, L.P., dated June 29, 2004 is incorporated herein by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.60*	Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated December 22, 1998 is incorporated herein by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.61*	Amendment No. 1 to Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated December 22, 1998 is incorporated herein by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.62*†	Amendment No. 2 to Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated June 7, 2002 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.63*	Amendment No. 3 to Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated February 26, 2003 is incorporated herein by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.64*	Amendment No. 4 to Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated December 1, 2003 is incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.65*	Amendment No. 5 to Agreement of Limited Partnership of @Ventures Foreign Fund III, L.P., dated June 30, 2004 is incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.66*	Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.67*	First Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 16, 2001 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.68*	Corrective Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.69*	Second Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of October 5, 2001 is incorporated herein by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.70*	Third Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of April 12, 2002 is incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.71*	Fourth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 1, 2002 is incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.72*	Fifth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of September 30, 2002 is incorporated herein by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.73*	Sixth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of January 24, 2003 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.74*	Seventh Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of February 3, 2003 is incorporated herein by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.75*	Eighth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 14, 2004 is incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.76*	Ninth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 18, 2004 is incorporated herein by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.77*	Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of June 30, 1999 is incorporated herein by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.78*	First Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of October 15, 2000 is incorporated herein by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.79*	Confirmation of Fee Waiver dated as of December 31, 2003 by and among CMG@Ventures Capital Corp. and @Ventures Partners III, LLC is incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.80*	Second Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of December 31, 2000 is incorporated herein by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.81*	Third Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of July 31, 2001 is incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.82*	Fourth Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of June 21, 2002 is incorporated herein by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.83*	Fifth Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of January 24, 2003 is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004 (File No. 000-23262).

10.84*	Sixth Amendment to Limited Liability Company Agreement of @Ventures Partners III, LLC, dated as of February 3, 2003 is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004 (File No. 000-23262).

10.85*	Limited Liability Company Agreement of @Ventures Investors, LLC, dated as of July 31, 1999 is incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.86*	Limited Liability Company Agreement of @Ventures Management, LLC, dated as of May 27, 1998 is incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.87*	Management Contract, dated as of August 7, 1998, by and between @Ventures Management, LLC and @Ventures III, L.P. is incorporated herein by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.88*	Management Contract, dated as of December 22, 1998, by and between @Ventures Management, LLC and @Ventures Foreign Fund III, L.P. is incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.89*	Management Contract, dated as of September 4, 1998, by and between @Ventures Management, LLC and CMG @Ventures III, LLC is incorporated herein by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.90*†	Amendment to Management Contract, dated as of June 7, 2002, by and between @Ventures Management, LLC and @Ventures III, L.P. is incorporated herein by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.91*†	Amendment to Management Contract, dated as of June 7, 2002, by and between @Ventures Management, LLC and @Ventures Foreign Fund III, L.P. is incorporated herein by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.92	Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC dated as of January 24, 2006 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.93	First Amendment to Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated as of September 7, 2006.

10.94*	Summary Sheet of certain compensation to Directors and Executive Officers.

10.95*	Employment Offer Letter from Modus Media International, Inc. to Daniel F. Beck, dated November 6, 2001, as amended, is incorporated herein by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262)

10.96*	Summary of CMGI 2006 Restricted Stock Grant Bonus Plan is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 6, 2005 (File No. 000-23262).

10.97*	CMGI FY 2006 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 6, 2005 (File No. 000-23262).

10.98	Lease Agreement, dated February 4, 2000, between Modus Media International, B.V. and ABN AMRO Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.99	Amendment to Lease Agreement and Waiver Letter, dated February 28, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. (formerly named ABN AMRO Onroerend Goed Lease en Financieringen B.V.) and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.100	Second Amendment to Lease Agreement and Waiver Letter, dated December 3, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.101	Waiver Letter, dated December 18, 2002, Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.102	Letter, dated June 26, 2003, regarding Extension of Second Amendment to Lease and Waiver Letter dated December 3, 2002, from Modus Media International, Inc. to BPF Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.100 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.103	Letter, dated October 6, 2003, regarding Extension of Second Amendment to Lease and Waiver Letter dated December 3, 2002, from Modus Media International, Inc. to BPF Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.104	Letter, dated October 31, 2003, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 23262).

10.105	Consulting Agreement, dated August 31, 2006, by and between CMGI, Inc. and David S. Wetherell is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2006 (File No. 000-23262).

14	Code of Business Conduct and Ethics of the Registrant is incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 (File No. 000-23262).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
†	Confidential treatment requested with respect to certain portions.