Form 10-Q
period 2006-10-31
CMGI INC
filed 2006-12-11
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

As of December 4, 2006, there were 487,002,819 shares outstanding of the registrant’s Common Stock, $.01 par value per share.

CMGI, INC.

FORM 10-Q

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31, 2006	July 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$130,280	$131,728
Available-for-sale securities	1,756	2,554
Short-term investments	90,200	94,450
Accounts receivable, trade, net of allowance for doubtful accounts of $1,157 and $1,123 at October 31, 2006 and July 31, 2006, respectively	201,602	175,391
Inventories	93,832	77,887
Prepaid expenses and other current assets	14,323	11,638
Current assets of discontinued operations	103	1,962

Total current assets	532,096	495,610

Property and equipment, net	50,003	46,020
Investments in affiliates	24,461	20,655
Goodwill	181,388	181,239
Other intangible assets, net	15,334	16,540
Other assets	2,981	3,139
Non-current assets of discontinued operations	14	16

	$806,277	$763,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital lease	$341	$321
Accounts payable	181,509	151,077
Current portion of accrued restructuring	4,679	5,368
Accrued income taxes	6,328	5,502
Accrued expenses	50,593	43,526
Other current liabilities	2,775	2,819
Current liabilities of discontinued operations	3,326	4,775

Total current liabilities	249,551	213,388

Revolving line of credit	24,786	24,786
Long-term portion of accrued restructuring	5,755	6,831
Obligations under capital leases, less current installments	488	548
Other long-term liabilities	13,010	15,629
Non-current liabilities of discontinued operations	3,315	4,122
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at October 31, 2006 and July 31, 2006	—	—
Common stock, $0.01 par value per share. Authorized 1,405,000,000 shares; issued and outstanding 484,607,756 at October 31, 2006 and 483,948,888 shares at July 31, 2006	4,870	4,865
Additional paid-in capital	7,456,387	7,455,076
Accumulated deficit	(6,957,988)	(6,968,315)
Accumulated other comprehensive income	6,103	6,289

Total stockholders’ equity	509,372	497,915

	$806,277	$763,219

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,
	2006	2005
Net revenue	$283,636	$303,409
Operating expenses:
Cost of revenue	253,593	272,437
Selling	3,765	5,388
General and administrative	20,206	21,117
Amortization of intangible assets	1,206	1,206
Restructuring, net	(187)	977

Total operating expenses	278,583	301,125

Operating income	5,053	2,284

Other income (expense):
Interest income	2,192	1,173
Interest expense	(604)	(552)
Other gains (losses), net	922	3,236
Equity in income (losses) of affiliates, net	736	(403)

	3,246	3,454

Income from continuing operations before income taxes	8,299	5,738
Income tax expense (benefit)	(1,440)	943

Income from continuing operations	9,739	4,795
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	588	(2,663)

Net income	$10,327	$2,132

Basic and diluted earnings per share:
Earnings from continuing operations	$0.02	$0.01
Loss from discontinued operations	$0.00	$(0.01)

Net earnings	$0.02	$0.00

Shares used in computing basic earnings per share:	484,387	482,063

Shares used in computing diluted earnings per share:	485,729	487,435

See accompanying notes to interim unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended October 31,
	2006	2005
Cash flows from operating activities of continuing operations:
Net income	$10,327	$2,132
Income (loss) from discontinued operations	588	(2,663)

	9,739	4,795
Adjustments to reconcile net income to cash provided by (used for) continuing operations:
Depreciation	2,903	2,508
Amortization of intangible assets	1,206	1,206
Stock-based compensation	1,270	2,010
Non-operating (gains) losses, net	(922)	(2,713)
Equity in income (losses) of affiliates	(736)	403
Changes in operating assets and liabilities:
Trade accounts receivable	(25,837)	(62,323)
Inventories	(15,928)	(20,126)
Prepaid expenses and other current assets	(2,634)	(617)
Accounts payable, accrued restructuring and accrued expenses	36,285	43,844
Refundable and accrued income taxes, net	(2,324)	547
Other assets and liabilities	(225)	(229)

Net cash provided by (used for) operating activities of continuing operations	2,797	(30,695)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(7,432)	(3,448)
Proceeds from affiliate distributions	1,535	—
Redemption of short-term investments	4,250	—
Net proceeds from sale of building	—	2,749
Net investments in affiliates	(3,071)	(4,654)

Net cash used for investing activities of continuing operations	(4,718)	(5,353)

Cash flows from financing activities of continuing operations:
Repayments of long-term debt	—	(1,583)
Repayments of capital lease obligations	(43)	(91)
Proceeds from issuance of common stock	46	130

Net cash provided by (used for) financing activities of continuing operations	3	(1,544)

Cash flows from discontinued operations:
Operating cash flows	(44)	266
Investing cash flows	—	(293)

Net cash used for discontinued operations	(44)	(27)

Net effect of exchange rate changes on cash and cash equivalents	514	(231)

Net decrease in cash and cash equivalents	(1,448)	(37,850)
Cash and cash equivalents at beginning of period	131,728	192,483

Cash and cash equivalents at end of period	$130,280	$154,633

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

CMGI’s business strategy in recent years has led to the development, acquisition and operation of majority-owned subsidiaries focused on supply chain management services, as well as the strategic investment in emerging, innovative and promising technology companies. ModusLink is a supply chain management market leader with fiscal 2006 revenue of $1.1 billion and 41 locations in 13 countries (including four locations in Japan operated by an entity in which the Company has a 40% interest), including a significant presence in Asia and Europe. ModusLink has a widely diversified client base that includes leaders in the hardware, software, consumer electronics, telecommunications and storage markets.

B.	BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared by CMGI in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2006 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 16, 2006. The results for the three-month period ended October 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified in accordance with US GAAP to conform to the current year presentation. Discontinued operations reporting has been applied for certain of the Company’s divestitures.

The Company reports three operating segments, Americas, Asia, and Europe. In addition to its three current operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of directors and officers insurance costs, costs associated with maintaining certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance, as well as certain administrative costs related to the Company’s venture capital business. The Other category also consists of any residual results from operations that exist through the cessation of operations of Equilibrium, CMGI Solutions, MyWay, iCast, NaviPath, ExchangePath, and Activate, each of which have been divested or substantially wound down, as these entities do not meet the aggregation criteria under Statement of Financial Standards (“SFAS”) No. 131 with respect to the Company’s current reporting segments and were not reported as discontinued operations as they did not meet the criteria in SFAS No. 144. The historical results of these companies were previously reported in the Enterprise Software and Services (Equilibrium and CMGI Solutions), Portals (MyWay and iCast) and Managed Application Services (NaviPath, ExchangePath, and Activate) segments, respectively. The Other category’s balance sheet information includes certain cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating business segments.

In accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and between the Company’s subsidiaries.

C.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS No. 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of July 31, 2007. The Company is currently evaluating the impact, if any, that SFAS No. 158 may have on its results of operations or financial position.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first fiscal year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact that SAB 108 may have on the Company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. SFAS No. 48 is effective for the Company beginning in fiscal 2008. The Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company’s results of operations or financial position.

In March 2006, the FASB issued EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net

Presentation)” that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006. The Company is evaluating the impact, if any, that EITF 06-03 may have on the Company’s results of operations or financial position.

D.	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments, which generally have maturities between three and twelve months at the time of acquisition, are considered short-term and classified as available-for-sale.

As of October 31, 2006, the Company had short-term investments in Auction Rate Securities (“ARS”) of approximately $90.2 million. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. These ARS are classified as short-term investments on the accompanying condensed consolidated balance sheets due to management’s intent regarding these securities and are accounted for as available-for-sale, in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” As of October 31, 2006, there were no unrealized gains or losses associated with these investments.

E.	GOODWILL AND INTANGIBLE ASSETS

The purchase price of the assets acquired and the liabilities assumed in a business combination are subject to an allocation period in accordance with SFAS 141, “Business Combinations.” In connection with the Modus acquisition, the allocation period for all adjustments other than those related to tax carryforwards and contingencies expired during the quarter ended October 31, 2005, while the allocation period for certain tax adjustments and contingencies will remain open in accordance with SFAS 109 “Accounting for Income Taxes.” The total of the purchase accounting adjustments recorded during the quarter was $0.1 million. A $0.6 million adjustment was recorded related to an audit from the local tax authorities in Asia for a period prior to the acquisition of Modus, which was offset by adjustments related to the utilization of pre-acquisition net operating losses in the Americas, Europe and Asia regions of approximately ($0.1) million, ($0.3) million and ($0.1) million, respectively.

The changes in the carrying amount of goodwill for the quarter ended October 31, 2006 are as follows:

	Americas	Europe	Asia	Total
	(in thousands)
Balance as of July 31, 2006	$78,625	$30,743	$71,871	$181,239
Purchase price adjustments from acquisition of Modus	(79)	(286)	514	149

Balance as of October 31, 2006	$78,546	$30,457	$72,385	$181,388

The amortization of intangible assets for the quarter ended October 31, 2006 would have been primarily allocated to selling expenses had the Company recorded the expenses within the functional operating expense categories.

F.	EMPLOYEE STOCK BENEFIT PLANS

Stock Option Valuation and Expense Information under SFAS No. 123(R)

On August 1, 2005, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and nonvested shares under SFAS No. 123(R) for the three months ended October 31, 2006 and 2005 which was allocated as follows:

	For the three months ended October 31,
	2006	2005
	(in thousands)
Cost of goods sold	$126	$137
Selling	134	205
General and administrative	1,010	1,668

	$1,270	$2,010

The Company utilizes a binomial-lattice model to estimate grant date fair value, which requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate and expected term. The weighted-average fair value of employee stock options granted during the three months ended October 31, 2006 and 2005 was $0.49 and $1.04, per share, respectively using the binomial-lattice model with the following weighted-average assumptions:

	For the three months ended October 31,
	2006	2005
Expected volatility	51.29%	81.73%
Risk-free interest rate	4.77%	4.22%
Expected term (in years)	4.12	4.29

The volatility assumption is based on the weighted average of the most recent volatility measures of the Company’s stock as of the grant date.

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

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended October 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based primarily on historical experience.

Stock Options

The status of the plans during the quarter ended October 31, 2006 is as follows:

	2006
	Number of shares	Weighted average exercise price
	(in thousands, except exercise price)
Stock options outstanding, beginning of quarter	17,010	$1.69
Granted	1,675	1.14
Exercised	(11)	0.49
Forfeited	(332)	2.78

Stock options outstanding, end of quarter	18,342	$1.62

As of October 31, 2006, unrecognized stock-based compensation related to stock options was approximately $7.7 million. This cost is expected to be expensed over a weighted average period of 2.0 years. The aggregate intrinsic value and weighted average remaining contractual life of stock options outstanding as of October 31, 2006 is approximately $2.9 million and 4.9 years, respectively. The aggregate intrinsic value and weighted average remaining contractual life of stock options exercisable as of October 31, 2006 is approximately $2.0 million and 4.0 years, respectively. The aggregate intrinsic value of options exercised during the three months ended October 31, 2006 is approximately $8,000.

The following table summarizes information about the Company’s stock options outstanding at October 31, 2006:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
	(number of shares in thousands)
$0.00–$1.00	2,085	4.8 years	$0.52	2,000	$0.51
$1.01–$2.50	15,146	5.0	1.45	6,799	1.48
$2.51–$5.00	1,054	4.0	3.86	1,030	3.88
$5.01–$25.00	10	1.1	23.24	10	23.24
$25.01–$50.00	38	1.1	30.13	38	30.13
$50.01–$150.00	9	3.2	132.44	9	132.44

	18,342	4.9 years	$1.62	9,886	$1.79

Nonvested Stock

Nonvested stock are shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Nonvested stock is expensed ratably over the term of the restriction period, ranging from one to five years. Nonvested stock compensation expense for the three months ended October 31, 2006 and 2005 is approximately $0.3 million and $0.5 million, respectively.

A summary of the status of our nonvested stock for the quarter ended October 31, 2006, is as follows:

	Number of shares	Weighted average grant date fair value
	(in thousands)
Nonvested stock outstanding, beginning of quarter	2,560	$1.95
Granted	450	1.03
Vested	(606)	.56

Nonvested stock outstanding, end of quarter	2,404	$2.13

The fair value of nonvested shares is determined based on market price of the Company’s common stock on the grant date. The total fair value of nonvested stock that vested during the three months ended October 31, 2006 was approximately $0.6 million. As of October 31, 2006, there was approximately $4.6 million of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted-average period of 2.6 years.

G.	OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended October 31,
	2006	2005
	(in thousands)
Loss on impairment of marketable securities	$—	$(77)
Foreign exchange gains (losses)	(538)	537
Gain on sale of building	—	2,749
Gain on sale of investments	1,535	—
Other, net	(75)	27

	$922	$3,236

During the three months ended October 31, 2006, the Company recorded a gain of approximately $1.2 million to adjust a previously recorded gain on the sale of Molecular Inc. and a gain of approximately $0.3 million to adjust a previously recorded gain on the sale of Alibris Inc., both due to the release of funds held in escrow. Molecular Inc. and Alibris Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. Also, during the three months ended October 31, 2006, the Company recorded foreign exchange losses of approximately $0.5 million. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia of approximately $0.3 million and $0.3 million in Europe as a result of fair value changes on outstanding forward currency exchange contracts. The Company has operations in various countries throughout the world and its operating results and financial position can be affected by significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments to manage the exposure that results from such fluctuations, and the Company expects to continue such practice.

During the three months ended October 31, 2005, the Company recorded impairment charges related to its available-for-sale securities. The impairment charge consisted of approximately $0.1 million related to the Company’s holdings of shares of Navisite. The Company also recorded foreign exchange gains of approximately $0.5 million and a gain of approximately $2.7 million on the sale of a building in Ireland.

H.	RESTRUCTURING CHARGES

The following table summarizes the activity in the restructuring accrual for the three months ended October 31, 2006:

	Employee Related Expenses	Contractual Obligations	Total
	(in thousands)
Accrued restructuring balance at July 31, 2006	$1,521	$10,678	$12,199
Restructuring charges	198	2	200
Restructuring adjustments	(17)	(370)	(387)
Cash charges	(852)	(726)	(1,578)

Accrued restructuring balance at October 31, 2006	$850	$9,584	$10,434

It is expected that the payments of employee-related expenses will be substantially completed by February 2007. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company, including excess plant capacity relating to the Company’s Modus acquisition on August 2, 2004. The Company anticipates that contractual obligations will be settled by May 2012.

The net restructuring charges for the three months ended October 31, 2006 and 2005 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended October 31,
	2006	2005
	(in thousands)
Cost of revenue	$57	$526
Selling	229	156
General and administrative	(473)	295

	$(187)	$977

During the three months ended October 31, 2006, the Company recorded a net restructuring adjustment of approximately $0.2 million. The adjustments consisted of ($0.4) million in reductions to estimates for previously recorded facilities lease obligations primarily based on changes to the underlying assumptions regarding the estimated length of time required to sublease vacant space and the expected rent recovery rates. These adjustments were partially offset by restructuring charges of approximately $0.2 million as a result of workforce reductions of 7 employees primarily related to the reorganization of the global sales team in Europe and the elimination of redundant positions related to the Company’s Hub & Spoke initiative.

During the three months ended October 31, 2005, the Company recorded net restructuring charges of approximately $1.0 million. These charges consisted of approximately $0.5 million relating to a workforce reduction of 34 employees, and $0.5 million relating to unutilized facilities for which the Company expects to realize no future economic benefit. These charges were partially offset by a $0.2 million reduction of a previously recorded employee severance accrual.

In addition, during the three months ended October 31, 2005, the Company accrued a purchase accounting adjustment to goodwill of approximately $4.3 million for restructuring activities related to the acquisition of Modus. These restructuring activities occurred primarily in the Americas and Europe regions in the amounts of ($0.4) million and ($3.9) million, respectively. The restructuring in the Americas region was employee severance related in connection with the elimination of redundant positions. The restructuring in Europe primarily related to the closure of a plant in Scotland and consists of approximately $3.1 million of severance for 130 employees and $0.8 million relating to unoccupied facilities for which the Company expects to realize no future economic benefit.

The following table summarizes the regional activity in the restructuring accrual for the three months ended October 31, 2006:

	Americas	Asia	Europe	Others	Consolidated Total
	(in thousands)
Amounts accrued at July 31, 2006	$5,864	$51	$6,037	$247	$12,199
Amounts charged to restructuring expenses	87	—	95	18	200
Adjustment recorded to restructuring	(380)	(18)	10	1	(387)
Cash paid to restructuring	(812)	55	(624)	(197)	(1,578)

Amounts accrued at October 31, 2006	$4,759	$88	$5,518	$69	$10,434

I.	DERIVATIVES AND FINANCIAL INSTRUMENTS

The Company enters into forward currency exchange contracts to manage exposures to certain foreign currencies. The fair value of the Company’s foreign currency exchange contracts is estimated based on the foreign exchange rates as of October 31, 2006. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. At October 31, 2006, the notional value of the Company’s foreign currency exchange contracts was to sell 18.8 million Euro and 14.0 million Czech Koruna and to buy 788.2 million Hungarian Forints and 20.7 million U.S. Dollars.

The Company believes that its forward currency exchange contracts economically function as effective hedges of the underlying exposures; however the foreign currency contracts do not meet the specific criteria for hedge accounting defined in SFAS No. 133, thus requiring the Company to record all changes in the fair value of these contracts in earnings in the period of the change. During the period ended October 31, 2006, the Company recorded a loss of approximately $0.3 million as a result of fair value changes on its outstanding forward currency exchange contracts. This loss has been included in “Other gains (losses), net” in the Company’s consolidated statement of operations.

J.	SEGMENT INFORMATION

Based on the information provided to the Company’s Chief Operating Decision-Maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance, the Company reports three operating segments, Americas, Asia and Europe.

In addition to its three current operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of directors and officers insurance costs, costs associated with maintaining certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance, as well as certain administrative costs related to the Company’s venture capital affiliates. The Other category also consists of any residual results from operations, that exist through the cessation of operations of Equilibrium, CMGI Solutions, MyWay, iCast, NaviPath, ExchangePath, and Activate, each of which have been divested or substantially wound down, as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments and were not reported as discontinued operations as they did not meet the criteria in SFAS No. 144. The historical results of these companies were previously reported in the Enterprise Software and Services

(Equilibrium and CMGI Solutions), Portals (MyWay and iCast) and Managed Application Services (NaviPath, ExchangePath, and Activate) segments, respectively. The Other category’s balance sheet information includes certain cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating business segments.

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

Two clients, Hewlett-Packard and Advanced Micro Devices, accounted for approximately 31% and 11%, respectively, of CMGI’s consolidated net revenue for the three months ended October 31, 2006. Two clients, Hewlett-Packard and Kodak, accounted for approximately 29% and 15%, respectively, of CMGI’s consolidated net revenue for the three months ended October 31, 2005.

Summarized financial information of the Company’s continuing operations by business segment is as follows:

	Three Months Ended October 31,
	2006	2005
	(in thousands)
Net revenue:
Americas	$106,165	$129,364
Asia	66,447	60,717
Europe	111,024	113,328

	$283,636	$303,409

Operating income (loss):
Americas	$5,446	$2,748
Asia	6,973	5,491
Europe	(3,427)	(1,923)

Total	8,992	6,316
Other	(3,939)	(4,032)

	$5,053	$2,284

Non-GAAP operating income (loss):
Americas	$6,770	$4,910
Asia	8,807	7,014
Europe	(2,081)	33

Total	13,496	11,957
Other	(3,251)	(2,972)

	$10,245	$8,985

The following table reconciles non-GAAP operating income to GAAP operating income and net income (loss):

	Three Months Ended October 31,
	2006	2005
	(in thousands)
Non-GAAP Operating income	$10,245	$8,985
Adjustments:
Depreciation	(2,903)	(2,508)
Amortization of intangible assets	(1,206)	(1,206)
Stock-based compensation	(1,270)	(2,010)
Restructuring, net	187	(977)

GAAP Operating income	5,053	2,284

Other income, net	3,246	3,454
Income tax expense (benefit)	(1,440)	943
Income (loss) from discontinued operations	588	(2,663)

Net income	$10,327	$2,132

	October 31, 2006	July 31, 2006
	(in thousands)
Total assets of continuing operations:
Americas	$263,267	$239,387
Asia	201,950	204,164
Europe	203,671	177,049

Total	668,888	620,600
Other	137,272	140,641

	$806,160	$761,241

K.	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive.

Approximately 1.3 million weighted average common stock equivalents were included in the denominator in the calculation of dilutive earnings per share for the three months ended October 31, 2006. Approximately 15.3 million common stock equivalent shares and approximately 3.1 million nonvested shares were excluded from the denominator in the diluted earnings per share calculation as their inclusion would have been antidilutive. For the three months ended October 31, 2005, approximately 5.3 million weighted average common stock equivalents were included in the denominator in the calculation of dilutive earnings per share. Approximately 3.9 million common stock equivalent shares and approximately 0.4 million nonvested shares were excluded from the denominator in the diluted earnings per share calculation as their inclusion would have been antidilutive.

L.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended October 31,
	2006	2005
	(in thousands)
Net income	$10,327	$2,132

Net unrealized holding loss on securities	(798)	(33)
Reclassification adjustment for net realized loss on securities included in net income	—	77

	(798)	44
Foreign currency translation adjustment	612	(616)

Comprehensive income	$10,141	$1,560

The components of accumulated other comprehensive income are as follows:

	October 31, 2006	July 31, 2006
	(in thousands)
Net unrealized holding gains on securities	$1,530	$2,328
Cumulative foreign currency translation adjustment	4,573	3,961

Accumulated other comprehensive income	$6,103	$6,289

M.	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

	Three Months Ended October 31,
	2006	2005
	(in thousands)
Cash paid for interest	$607	$912
Cash paid for income taxes	$926	$452

Significant non-cash activities during the three months ended October 31, 2006 included the issuance of approximately 0.4 million shares of nonvested CMGI common stock (valued at approximately $0.5 million) to certain executives and employees of the Company.

Significant non-cash activities during the three months ended October 31, 2005 included the issuance of approximately 1.0 million shares of nonvested CMGI common stock (valued at approximately $1.4 million) to certain executives and employees of the Company.

N.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is primarily determined by the first-in, first-out (“FIFO”) method. Inventories at October 31, 2006 and July 31, 2006 consisted of the following:

	October 31, 2006	July 31, 2006
	(in thousands)
Raw materials	$64,444	$48,539
Work-in-process	1,902	1,248
Finished goods	27,486	28,100

	$93,832	$77,887

O.	BORROWING ARRANGEMENTS

The Company’s subsidiary, ModusLink, has a revolving credit agreement (“ the Loan Agreement”) with a bank syndicate. The Loan Agreement is a three-year $60.0 million revolving credit facility, with a scheduled maturity of October 31, 2008. Advances under the Loan Agreement may be in the form of loans or letters of credit. Outstanding borrowings under the former Loan Agreement have been assumed by the new loan facility such that at October 31, 2006, approximately $24.8 million of borrowings were outstanding under the facility, and approximately $0.2 million had been reserved in support of outstanding letters of credit. Interest on the revolving credit facility is based on Prime or LIBOR plus an applicable margin (ranging from 1.25 – 1.75%). The effective interest rate was 6.63% and 5.59% at October 31, 2006 and 2005, respectively. The Loan Agreement is secured by all assets of ModusLink and includes certain restrictive financial covenants, all of which ModusLink was in compliance with at October 31, 2006. These covenants include balance sheet leverage, liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, acquire or sell assets without prior approval from the lenders.

P.	DISCONTINUED OPERATIONS AND DIVESTITURES

During fiscal year 2006, CMGI’s Board of Directors authorized the divestiture of SalesLink’s marketing distribution services business. On June 28, 2006, SalesLink was sold to Automatic Data Processing, Inc. (“ADP”). The operations of SalesLink have been classified in the Company’s financial statements as discontinued operations. This business unit had previously been included within the Company’s Americas reporting segment.

For the three months ended October 31, 2006, the Company recorded income from discontinued operations of approximately $0.6 million primarily related to changes to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding the estimated length of time required to sublease the vacant space and the expected rent recovery rate for the SalesLink divestiture.

For the three months ended October 31, 2005, the Company recorded a loss from discontinued operations of approximately $2.7 million. The loss from discontinued operations is composed of a $2.6 million impairment charge for an other than temporary decline in the carrying value of a note receivable and warrant as well as the discontinued operating results of SalesLink.

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

On November 15, 2006, EMC Corporation (“EMC”) completed its acquisition of one of CMGI’s @Ventures portfolio companies, Avamar Technologies, Inc. (“Avamar”). Under the terms of the merger agreement, EMC acquired Avamar in a cash transaction valued at approximately $165 million. The Company’s allocation of the cash proceeds paid at closing was approximately $28.7 million, and the Company expects to record a pre-tax gain on this transaction of approximately $28.7 million in its second fiscal quarter ended January 31, 2007. The Company may also receive up to an additional $3.3 million of consideration currently held in escrow, subject to the satisfaction of certain indemnification provisions of the transaction. These potential proceeds from escrow have not been included in the estimated gain of $28.7 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Part II—Item 1A below and elsewhere in this report and the risks discussed in the Company’s Annual Report on Form 10-K filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

We also invest in emerging, innovative and promising technologies and industries through our venture capital business, @Ventures. During the three months ended October 31, 2006, an aggregate of $3.1 million was invested by @Ventures and $1.5 million of proceeds were received from liquidity events from portfolio companies.

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

During the latter part of fiscal 2005, we developed a set of strategic initiatives and an operating plan focused on increasing both revenue and profitability. We view the continued development of our global operational infrastructure and footprint as a primary source of differentiation in the marketplace. We believe that by leveraging our global footprint we will be able to optimize our client’s supply chains using multi-facility, multi-geographic solutions. In line with this focus, during fiscal 2005, we made our initial investment in the implementation of a new global systems infrastructure, the foundation of which will be run on SAP’s Enterprise Resource Planning (“ERP”) system.

During fiscal 2007, our focus is on executing against our strategic plan, including the continued implementation of the following initiatives to achieve our goals:

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

Increase the value delivered to clients through service expansion; We will continue to focus on and invest in expanding our e-commerce and logistics management services offerings, which we believe will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect these solutions will enhance our gross margins and drive greater profitability. Further, we believe that the addition of new services to existing clients will strengthen our relationship with these clients, and further integrate us with their business.

Drive operational efficiencies throughout our organization; As a result of the acquisition of Modus Media, Inc. in August 2004, the Company has been running multiple information technology systems at a significant cost. Our strategy is to offer an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution will enable clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe our clients will benefit greatly from a global integrated business solution while we too reduce our operating costs. We currently expect to invest a total of approximately $31.5 million in this initiative, approximately half of which has been incurred to date. Our cost estimate has increased from our earlier estimates, primarily as a result of changes to our implementation schedule and infrastructure requirements. Another program that we expect will drive further operational efficiencies in the future is the implementation of a global shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We believe this initiative will yield improved process standardization and operating efficiency gains, as well as lower our operating costs.

We believe that successful execution of these initiatives will enable the Company to increase its gross margin percentage to approximately 12% to 14%, compared to the fiscal 2006 gross margins of approximately 10.6%. We also believe that these initiatives will allow us to reduce our overall selling, general and administrative, restructuring and amortization costs to approximately 7% of revenue. These actions are expected to result in an operating margin between 5% and 7%. We expect to make steady progress toward these goals and to be operating at this level by the end of fiscal year 2008. Among the key factors that will influence our performance against these goals are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, demand for our clients’ products, and demand for outsourcing services.

For the three months ended October 31, 2006, CMGI reported net revenue of $283.6 million, an operating profit of $5.1 million, income from continuing operations of $8.3 million and net income of $10.3 million. We currently conduct business in The Netherlands, Hungary, France, Singapore, Taiwan, China, Malaysia, Ireland, the Czech Republic, Mexico and other foreign locations, in addition to the Company’s United States operations. At October 31, 2006, we had cash and cash equivalents, available for sale securities and short-term investments of $222.2 million, and working capital of $282.5 million. Our primary use of cash during the three months ended October 31, 2006 was for working capital requirements in support of new client programs.

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

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three months ended October 31, 2006, sales to Hewlett-Packard and Advanced Micro Devices, accounted for approximately 31% and 11%, respectively, of the Company’s consolidated net revenues. During the three months ended October 31, 2006, five clients accounted for approximately 62% of the Company’s net revenues. In fiscal 2007, we expect to realize lower annual revenues from Kodak, which accounted for 11% of our consolidated net revenues in fiscal 2006, as a result of changes to certain programs that we currently execute on their behalf. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. We currently do not have any agreements which obligate any client to buy a minimum amount of products or services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

Basis of Presentation

The Company reports three operating segments, Americas, Asia, and Europe. In addition to its three current operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of directors and officers insurance costs, costs associated with maintaining certain of the Company’s information technology systems and certain corporate administrative functions such as legal and finance, as well as certain administrative costs related to the Company’s venture capital business. The Other category also consists of any residual results from operations that exist through the cessation of operations of Equilibrium, MyWay, iCast, NaviPath, ExchangePath, and Activate, each of which have been divested or substantially wound down, as these entities do not meet the aggregation criteria under SFAS No. 131 with respect to the Company’s current reporting segments. The Other category’s balance sheet information includes certain cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating business segments.

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

Results of Operations

Three months ended October 31, 2006 compared to the three months ended October 31, 2005

Net Revenue:

	Three Months Ended October 31, 2006	As a % of Total Net Revenue	Three Months Ended October 31, 2005	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$106,165	37%	$129,364	43%	$(23,199)	(18)%
Asia	66,447	23%	60,717	20%	5,730	9%
Europe	111,024	39%	113,328	37%	(2,304)	(2)%

Total	$283,636	100%	$303,409	100%	$(19,773)	(7)%

Net revenue decreased for the three months ended October 31, 2006, as compared to the same period in the prior year, primarily as a result of lower revenue of approximately $20.2 million from Kodak in connection with the anticipated change in their supply chain model. This decline affected the Americas, Asia and Europe segments by approximately $13.3 million, $1.9 million, and $5.0 million, respectively. In addition to the decline mentioned above, the net revenue in the Americas region was also negatively impacted by a combination of lower revenue of approximately $4.0 million as a result of decreased order volumes for a certain client and lower revenue of approximately $6.7 million due to a change in a client’s program. Within the Asia region, the net revenue growth of $5.7 million resulted primarily from approximately $9.0 million of higher revenues due to increased order volumes for certain clients’ programs partially offset by a decline from the change in Kodak’s supply chain model mentioned above. Within the Europe region, the net revenue decline was the result of the change in a Kodak’s supply chain model, as well as lower order volume for another client of approximately $6.8 million. These declines were partially offset by approximately $7.0 million of revenue for a new client program.

The Company continues to see volatility in the global consumer electronics markets and as such maintains a conservative view on order volumes and revenue. Our current ability to forecast the amount and timing of future order volumes is low, and we expect such condition to continue for the foreseeable future, as the Company is highly dependent upon the business needs of its clients, whose businesses, in turn, depend upon various factors related to the high tech sector generally and demand for products and services in that industry. The Company sells primarily on a purchase order basis, rather than pursuant to contracts with minimum purchase requirements. These purchase orders are generally for quantities necessary to support near-term demand for our clients’ products. A significant portion of our client base operates in the technology sector, which is intensely competitive and very volatile. Our clients’ order volumes vary from quarter to quarter for a variety of reasons, including market acceptance of their new product introductions and overall demand for their products. This business environment, and our mode of transacting business with our clients, does not lend itself to precise measurement of the amount and timing of future order volumes, and as a result, future sales volumes and revenues could vary significantly from period to period.

Cost of Revenue:

	Three Months Ended October 31, 2006	As a % of Segment Net Revenue	Three Months Ended October 31, 2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$94,368	89%	$118,086	91%	$(23,718)	(20)%
Asia	52,299	79%	48,812	80%	3,487	7%
Europe	106,926	96%	105,539	93%	1,387	1%

Total	$253,593	89%	$272,437	90%	$(18,844)	(7)%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. In total, the decrease in cost of revenue for the three months ended October 31, 2006 was consistent with the change in revenues for the three operating segments as compared to the prior year. Overall net revenue and cost of revenue both decreased 7% compared to the prior year. Gross margins for the first quarter of fiscal 2007 were 10.6% as compared to 10.2% in the prior year quarter.

For the three months ended October 31, 2006, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 11%, 21% and 4%, as compared to 9%, 20% and 7%, respectively, for the same period of the prior year. Within the Americas region, the $0.5 million or two-percentage point increase in gross margin percentage was primarily attributable to an improvement in the sales mix to higher margin business and cost reduction initiatives implemented to improve operational efficiencies. Within the Asia region, the $2.2 million or one-percentage point increase in gross margin percentage was attributable to an increase in volume for certain client programs with higher margins. Within the Europe region, the $3.7 million or three-percentage point decline in gross margin percentage was primarily attributable to an increase in contract labor of approximately $1.9 million of which a portion related to start up costs incurred for two new client programs.

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

Selling Expenses:

	Three Months Ended October 31, 2006	As a % of Segment Net Revenue	Three Months Ended October 31, 2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,200	1%	$1,963	2%	$(763)	(39)%
Asia	1,142	2%	1,388	2%	(246)	(18)%
Europe	1,423	1%	2,037	2%	(614)	(30)%

Total	$3,765	1%	$5,388	2%	$(1,623)	(30)%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, consulting fees, marketing expenses and travel costs. Selling expenses during the three months ended October 31, 2006 decreased by approximately $1.6 million, primarily as a result of lower employee-related and travel and entertainment costs of approximately $1.2 million and $0.2 million, respectively. The decrease in employee related costs throughout the regions is the result of the reorganization of the global sales team. The $0.8 million decrease in selling expenses within the Americas region is largely the result of lower employee-related costs of approximately $0.7 million. The $0.6 million decrease in selling expenses within the Europe region is primarily the result of lower employee-related costs as a result of lower headcount. For the three months ended October 31, 2006 and 2005, employee related costs represented approximately 62% and 67% of the total selling expense, respectively. The Company expects its selling expenses to continue to approximate 1% of net revenue for the foreseeable future.

General and Administrative Expenses:

	Three Months Ended October 31, 2006	As a % of Segment Net Revenue	Three Months Ended October 31, 2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$4,894	5%	$5,675	4%	$(781)	(14)%
Asia	5,542	8%	4,516	7%	1,026	23%
Europe	5,833	5%	6,681	6%	(848)	(13)%

Sub-total	16,269	6%	16,872	6%	(603)	(4)%
Other	3,937	—	4,245	—	(308)	(7)%

Total	$20,206	7%	$21,117	7%	$(911)	(4)%

General and administrative expenses within the Americas, Asia, and Europe operating segments consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. The general and administrative expenses for these operating segments decreased during the three months ended October 31, 2006, as compared to the same period in the prior year, primarily as a result of lower costs associated with the Company’s migration to a new ERP platform of approximately $1.2 million and lower employee-related costs of approximately $0.3 million. These cost reductions were partially offset by approximately $0.4 million of higher hardware and software maintenance costs and $0.3 million of higher depreciation. Within the Americas region, the $0.8 million decrease in general and administrative expenses were primarily the result of lower employee-related costs of approximately $0.5 million as a result of lower headcount year-over-year. Within the Asia region, the $1.0 million increase in general and administrative expenses were primarily associated with the ERP initiative of approximately $0.2 million, IT infrastructure costs of approximately $0.2 million, accounting and professional fees of approximately $0.1 million and travel and entertainment fees of $0.1 million. Within the Europe region, the $0.8 million decrease in general and administrative expenses was primarily the result of lower costs associated with migration to the new ERP platform of approximately $0.4 million and $0.7 million of lower employee-related costs primarily due to the Company’s hub and spoke initiative, partially offset by approximately $0.1 million in marketing costs.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiaries, and administration costs related to the Company’s venture capital business. General and administrative expenses within the Other category decreased by approximately $0.3 million from the prior fiscal year primarily as a result of lower stock based compensation expense of approximately $0.6 million and legal fees of approximately $0.1 million. These decreases were partially offset by higher employee related costs of $0.3 million.

The Company expects its general and administrative expenses to continue to approximate 8% of net revenue in fiscal 2007 due primarily to higher information technology expenditures associated with the Company’s migration to a common ERP platform and stock compensation expense related to the continued application of SFAS No. 123(R). These decreased general and administrative costs are expected to be partially offset by expenses in connection with the implementation of the hub and spoke shared services model during the remainder of fiscal 2007.

Amortization of Intangible Assets:

	Three Months Ended October 31, 2006	As a % of Segment Net Revenue	Three Months Ended October 31, 2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$531	1%	$531	—%	$—	—%
Asia	510	1%	510	1%	—	—%
Europe	165	—%	165	—%	—	—%

Total	$1,206	—%	$1,206	—%	$—	—%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 3 to 7 years.

Restructuring:

	Three Months Ended October 31, 2006	As a % of Segment Net Revenue	Three Months Ended October 31, 2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$(277)	—%	$361	—%	$(638)	(177)%
Asia	(18)	—%	—	—%	(18)	—%
Europe	105	—%	829	1%	(724)	(87)%

Sub-total	(190)	—%	1,190	—%	(1,380)	(116)%
Other	3	—	(213)	—	216	(101)%

Total	$(187)	—%	$977	—%	$(1,164)	(119)%

During the three months ended October 31, 2006, the Company recorded a net restructuring adjustment of approximately $0.2 million. The adjustments consisted of ($0.4) million in reductions to estimates for previously recorded facilities lease obligations primarily based on changes to the underlying assumptions regarding the estimated length of time required to sublease vacant space and the expected rent recovery rates. These adjustments were partially offset by restructuring charges of approximately $0.2 million as a result of workforce reductions of 7 employees primarily related to the reorganization of the global sales team in Europe and the elimination of redundant positions related to the Company’s Hub & Spoke initiative.

During the three months ended October 31, 2005, the Company recorded net restructuring charges of approximately $1.0 million. These charges consist of approximately $0.5 million related to a workforce reduction of 34 employees, and approximately $0.5 million relating to unoccupied facilities for which the Company expects to realize no future economic benefit.

Interest Income/Expense:

During the three months ended October 31, 2006, interest income increased $1.0 million to $2.2 million from $1.2 million for the same period in the prior fiscal year. The increase in interest income was the result of both higher average interest rates and higher average cash and cash equivalent and short-term investment balances during the current period compared to the same period in the prior fiscal year.

Interest expense totaled approximately $0.6 million for each of the three months ended October 31, 2006 and 2005. In both periods, interest expense of approximately $0.2 million related to the Company’s stadium obligation, and the remaining interest expense related primarily to outstanding borrowings on a revolving bank credit facility.

Other Gains (Losses), net:

Other gains (losses) net, totaled a gain of $0.9 million for the three months ended October 31, 2006 as compared to a gain of $3.2 million for the same period of the prior fiscal year. During the three months ended October 31, 2006, the Company recorded a gain of approximately $1.2 million to adjust a previously recorded gain on the sale of Molecular Inc. and a gain of approximately $0.3 million to adjust a previously recorded gain on the sale of Alibris Inc., both due to the release of funds held in escrow. Molecular Inc. and Alibris Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. In addition, the Company incurred foreign exchange losses of approximately $0.5 million during the three months ended October 31, 2006, primarily related to unhedged foreign currency exposures in Asia of approximately $0.3 million and $0.3 million in Europe as a result of fair value changes on outstanding forward currency exchange contracts. During the three months ended October 31, 2005, the Company recognized a gain of approximately $2.7 million on the sale of a building in Ireland and incurred foreign exchange gains of approximately $0.5 million, primarily related to unhedged foreign currency exposures in Asia.

Equity in Income (Losses) of Affiliates, net:

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity in income (losses) of affiliates. Equity in income (losses) of affiliates increased to income of approximately $0.7 million for the three months ended October 31, 2006 from a loss of $0.4 million for the same period in the prior fiscal year, primarily as a result of an increase in net income recognized by certain of the affiliate companies.

Income Tax Expense/(Benefit):

During the three months ended October 31, 2006, the Company recorded an income tax benefit of approximately $1.4 million, as compared to income tax expense of $0.9 million for the prior fiscal year. Included in the tax provision for the three months ended October 31, 2006 were income tax benefits of approximately $3.0 million primarily as a result of a reduction in our valuation allowance for certain net operating loss carryforwards in Europe. The reduction in the valuation allowance is the result of the implementation of certain tax strategies that have resulted in the Company now projecting to recognize the tax benefits associated with the utilization of these net operating loss carryforwards in future periods.

For the three months ended October 31, 2006 and 2005, the Company’s U.S. taxable income has been offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits. The Company provides income tax expense related to federal alternative minimum tax, state taxes and foreign taxes.

Discontinued Operations:

For the three months ended October 31, 2006, the Company recorded income from discontinued operations of approximately $0.6 million primarily related to changes to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding the estimated length of time required to sublease the vacant space and the expected rent recovery rate.

During the three months ended October 31, 2005, the Company recorded a $2.6 million impairment charge for an other than temporary decline in the carrying value of a note receivable and warrant.

The Company does not expect any future residual costs related to discontinued operations to be significant.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of our interests in subsidiaries, returns generated by our venture capital business and borrowings from lending institutions. As of October 31, 2006, the Company’s primary sources of liquidity consisted of cash and cash equivalents and short-term investments of $220.5 million. In addition, ModusLink has a revolving credit agreement (the “Loan Agreement”) with a bank syndicate. The Loan Agreement is a three-year $60.0 million revolving credit facility, with a scheduled maturity of October 31, 2008. Advances under the Loan Agreement may be in the form of loans or letters of credit. At October 31, 2006, approximately $24.8 million of borrowings were outstanding under the Loan Agreement, and approximately $0.2 million had been reserved in support of outstanding letters of credit. The Company’s working capital at October 31, 2006 was approximately $282.5 million.

Net cash provided by operating activities of continuing operations was $2.8 million for the three months ended October 31, 2006, compared to net cash used for operating activities of continuing operations of $30.7 million for the three months ended October 31, 2005. Cash provided by (used for) operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in working capital. During the three months ended October 31, 2006, non-cash items primarily included $2.9 million of depreciation expense, $1.2 million of amortization of intangible assets and $1.3 million of stock-based compensation. Cash flow from operating activities of continuing operations includes an increase in inventories and accounts payable of $15.9 million and $36.3 million, respectively, in order to support the seasonality based increase in demand for certain customer products in our second quarter. In addition, cash flow from operating activities of continuing operations also includes an increase in accounts receivable of approximately $25.8 million primarily as a result of approximately $19.5 million of higher sales during the last month of the current quarter versus the last month of the prior quarter. During the three months ended October 31, 2005, non-cash items primarily included $2.5 million of depreciation expense, $1.2 million of amortization of intangible assets and $2.0 million of stock-based compensation expense. During the three months ended October 31, 2005, net cash used from operating activities includes increases in accounts receivable, inventories and accounts payable of approximately $62.3 million, $20.1 million and $43.8 million, respectively, largely related to seasonality based demand.

The Company believes that its cash flows related to operating activities of continuing operations is dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are dependent on several factors including the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition in our markets is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. A one-percentage point decline in our gross margins earned during the three months ended October 31, 2006, would have resulted in a $2.8 million decline in our cash flows from operating activities. We continue to focus on margin improvement, through our efforts to target new vertical markets, expand our service offerings and lower our infrastructure costs in order to improve the profitability and cash flows of our business and maintain our competitive position. We believe our ERP and hub and spoke initiatives are key enablers to drive efficiencies and lower our operating costs. We also seek to lower our cost to service clients, by moving work to lower-cost venues and establishing facilities closer to our clients to gain efficiencies.

Investing activities of continuing operations used cash of $4.7 million and $5.4 million for the three months ended October 31, 2006 and 2005, respectively. The $4.7 million of cash used for investing activities during the three months ended October 31, 2006 resulted from the Company investing approximately $7.4 million in capital expenditures and $3.1 million in investments in affiliates. These cash uses were partially offset by $1.5 million of proceeds from the release of funds held in escrow related to a previously recorded gain on the sale of Molecular of approximately $1.2 million and an adjustment to a previously recorded gain on the sale of Alibris of approximately $0.3 million and $4.3 million from the redemption of short-term investments. The $5.4 million of cash used for investing activities during the three months ended October 31, 2005 consists of $3.4 million of capital expenditures and $4.7 million of investments in affiliates, partially offset by $2.7 million of proceeds from the sale of a building in Europe. As of October 31, 2006, the Company had $24.5 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities. During the three months ended October 31, 2006, the Company invested approximately $2.4 million in a new Enterprise Resource Planning System in connection with its strategy to create a global integrated supply-chain system infrastructure that extends from front-end order management through distribution returns management. We currently expect to invest a total of approximately $31.5 million in this initiative, approximately half of which has been incurred to date.

Financing activities of continuing operations used cash of $1.5 million for the three months ended October 31, 2005. The $1.5 million of cash used for financing activities of continuing operations during the three months ended October 31, 2005 primarily related to the repayment of a mortgage in connection with the sale of a building in Europe. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used for discontinued operations totaled $44,000 and $27,000 for the three months ended October 31, 2006 and 2005, respectively.

Given the Company’s cash resources as of October 31, 2006, the Company believes that it has sufficient working capital and liquidity to support its operations, as well as continue to make investments through its venture capital business over the next fiscal year and for the foreseeable future. However, should additional capital be needed to fund future investment and acquisition activity, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through November 2020.

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

ModusLink has a revolving bank credit facility of $60.0 million. As of October 31, 2006, the effective interest rate on the credit facility was LIBOR rates plus 1.25%. Approximately $24.8 million of borrowings were outstanding under the facility and approximately $0.2 million had been reserved in support of outstanding letters of credit.

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

Future minimum payments, including previously recorded restructuring obligations, as of October 31, 2006 are as follows:

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
	(in thousands)
Operating leases	$85,623	$24,761	$36,777	$18,281	$5,804
Capital leases	829	341	488	—	—
Stadium obligations	14,400	1,600	3,200	3,200	6,400
Long-term debt	98	65	33	—	—
Purchase obligations	88,809	88,809	—	—	—
Revolving line of credit	24,786	—	24,786	—	—

Total	$214,545	$115,576	$65,284	$21,481	$12,204

The table above excludes obligations related to the Company’s defined benefit pension plan. See Note 17 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 for a summary of our expected contributions and benefit payments for this plan.

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $0.8 million.

Total rent and equipment lease expense charged to continuing operations was approximately $5.8 million and $6.2 million for the quarter ended October 31, 2006 and 2005, respectively.

From time to time, the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries or former subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. In 1999, a subsidiary of the Company entered into a facility lease with a term ending in November 2006. The Company issued a guaranty in connection with this lease. The Company divested of its interest in the subsidiary in 2002. During the quarter ended October 31, 2006, the Company became aware that this lease recently had been amended to extend the lease term through November 2016 with cumulative base rent of approximately $17.3 million. The Company is currently evaluating the effect of this extension on its prior guaranty.

From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company including with respect to certain intellectual property, such as databases, software masters, certificates of authenticity and similar valuable intellectual property. As of October 31, 2006, the Company had no recorded liabilities with respect to these arrangements.

Critical Accounting Policies

The preparation of our unaudited quarterly financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation expense, inventories, investments, income taxes, restructuring, impairment of long-lived assets, goodwill and other intangible assets, contingencies and litigation. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: preparing investment valuations; determining discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; determining future lease assumptions related to restructured facility lease obligations; and

establishing income tax liabilities are the estimates most likely to have a material impact on our financial position and the results of operations. Some accounting policies may have a significant impact on amounts reported in these financial statements. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006 in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS No. 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of July 31, 2007. The Company is currently evaluating the impact, if any, that SFAS No. 158 may have on its results of operations or financial position.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first fiscal year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact that SAB 108 may have on the Company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. SFAS No. 48 is effective for the Company beginning in fiscal 2008. The Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company’s results of operations or financial position.

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

Interest Rate Risk

The Company has from time to time used derivative financial instruments to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The derivatives the Company uses are straightforward instruments with liquid markets. At October 31, 2006, the Company was primarily exposed to the Prime Rate, London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rates (EURIBOR) on its outstanding borrowing arrangements, and the Company had no open derivative positions with respect to its borrowing arrangements. A hypothetical 100 basis point increase in our interest rates would result in an approximate 10%, or $0.1 million, increase in our interest expense for the three months ended October 31, 2006.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy.

Our exposure to market risk for changes in interest rates relates primarily to our investment in short-term investments. At October 31, 2006, the Company had available-for-sale securities, a significant portion which are classified as short-term investments in our Condensed Consolidated Balance Sheet. These short-term investments include corporate and state municipal obligations such as commercial paper and auction rate securities (ARS), but may also include certificates of deposit and institutional market funds. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through “Dutch auctions” generally conducted every 7 to 90 days by a trust company or broker/dealer on behalf of the issuer. We believe these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty years. We mitigate default risk by investing in instruments that are rated AAA by Moody’s and Fitch Ratings, or equivalent. Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investments guidelines and market conditions.

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

International revenues from our foreign operating segments accounted for approximately 64% of total revenues during the three months ended October 31, 2006. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

Primary currencies include Euros, Singapore Dollars, Chinese Yuan Renminbi, Czech Koruna and Taiwan Dollars. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will decrease for our international operations when the U.S. dollar strengthens against foreign currencies.

We are also exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended October 31, 2006, we recorded foreign currency translation gains of approximately $0.6 million. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three months ended October 31, 2006, we recorded foreign currency transaction losses of approximately $0.5 million which are recorded in other gains (losses), net in our consolidated statements of operations.

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

From time to time, we may become involved in litigation relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our business, results of operation or financial condition.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, including in the first paragraph under “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K. The four risk factors below were disclosed on our Annual Report on Form 10-K and have been updated as of October 31, 2006.

We may have difficulty achieving and sustaining operating profitability, and if we deplete our working capital balances, our business will be materially and adversely affected.

During the fiscal quarter ended October 31, 2006, we reported operating income of approximately $5.1 million. While we have reported operating profitability in recent past periods, as a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict and may fluctuate significantly. We anticipate that we will continue to incur significant operating expenses in the future, including significant costs of revenue and general and administrative expenses. We also have significant commitments and contingencies, including borrowings under a revolving line of credit, real estate leases, continuing stadium sponsorship obligations, and inventory purchase obligations. Therefore, we cannot assure you that we will sustain operating profitability in the future. We may also use significant amounts of cash to grow and expand our operations, including through additional acquisitions. At October 31, 2006, we had a consolidated cash, cash equivalents, marketable securities and short-term investment balance of approximately $222.2 million and fixed contractual obligations of $214.5 million. If we are unable to sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

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

In addition, the loss of any one or more of our key clients would cause our revenues to decline. For the three months ended October 31, 2006, sales to Hewlett-Packard and Advanced Micro Devices, accounted for approximately 31% and 11%, respectively, of our consolidated net revenue. During the three months ended October 31, 2006, five clients accounted for approximately 62% of our net revenues. We do not have any agreements which obligate any client to buy a minimum amount of products or services. We do not have any agreements which designate us as the sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard or any other key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. We cannot assure you that our revenue from key clients will not decline in future periods.

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

Following our acquisition of Modus in August 2004, we continue to identify ways to increase efficiencies and productivity and effect cost savings. We have undertaken and implemented projects designed to increase our operational efficiencies, including the standardization to a global business solutions platform through the investment of approximately $31.5 million in an Enterprise Resource Planning system. Our cost estimate has increased from our earlier estimates, primarily as a result of changes to our implementation schedule and infrastructure requirements. We have also begun the implementation of a shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We cannot assure you that the completion of these projects will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs. If we are unable to complete these projects in a timely manner and without significant problems, or do not achieve expected results, our business, financial position and operating results may be adversely affected.

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

We currently conduct business in Mexico, China, Taiwan, Singapore, Malaysia, Hungary, Ireland, the Czech Republic, France, The Netherlands and other foreign locations, in addition to our United States operations. International sales accounted for 64% of our total revenue for the three months ended October 31, 2006. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. There is also additional risk if the currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we often enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

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

Item 5.	Other Information.

During the quarter ended October 31, 2006, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMGI, INC.

Date: December 11, 2006	By:	/s/ DAVID J. RILEY
David J. Riley
Interim Chief Financial Officer and Treasurer

EXHIBIT INDEX

10.1	CMGI FY2007 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 11, 2006 (File No. 000-23262).

10.2	Summary of CMGI FY2007 Performance-Based Restricted Stock Bonus Plain is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 11, 2006 (File No. 000-23262).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.