Form 10-Q
period 2007-01-31
CMGI INC
filed 2007-03-12
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 7, 2007, there were 487,186,886 shares outstanding of the registrant’s Common Stock, $.01 par value per share.

CMGI, INC.

FORM 10-Q

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	January 31, 2007	July 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$159,049	$131,728
Available-for-sale securities	1,000	2,554
Short-term investments	115,000	94,450
Accounts receivable, trade, net of allowance for doubtful accounts of $1,086 and $1,123 at January 31, 2007 and July 31, 2006, respectively	196,406	175,391
Inventories	85,453	77,887
Prepaid expenses and other current assets	11,238	11,638
Current assets of discontinued operations	—	1,962

Total current assets	568,146	495,610

Property and equipment, net	50,915	46,020
Investments in affiliates	27,214	20,655
Goodwill	179,314	181,239
Other intangible assets, net	14,128	16,540
Other assets	3,017	3,139

	$842,734	$763,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital lease	$444	$321
Accounts payable	180,600	151,077
Current portion of accrued restructuring	6,047	5,368
Accrued income taxes	7,035	5,502
Accrued expenses	48,712	43,526
Other current liabilities	3,077	2,819
Current liabilities of discontinued operations	2,878	4,775

Total current liabilities	248,793	213,388

Revolving line of credit	24,786	24,786
Long-term portion of accrued restructuring	5,511	6,831
Obligations under capital leases, less current installments	527	548
Other long-term liabilities	13,775	15,629
Non-current liabilities of discontinued operations	2,856	4,106
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at January 31, 2007 and July 31, 2006	—	—
Common stock, $0.01 par value per share. Authorized 1,405,000,000 shares; issued and outstanding 484,677,086 at January 31, 2007 and 483,948,888 shares at July 31, 2006	4,871	4,865
Additional paid-in capital	7,457,672	7,455,076
Accumulated deficit	(6,922,115)	(6,968,315)
Accumulated other comprehensive income	6,058	6,289

Total stockholders’ equity	546,486	497,915

	$842,734	$763,203

See accompanying notes to condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
Net revenue	$324,752	$318,849	$608,388	$622,258
Operating expenses:
Cost of revenue	284,219	288,445	537,812	560,882
Selling	3,320	5,293	7,085	10,681
General and administrative	22,356	20,276	42,562	41,393
Amortization of intangibles	1,206	1,206	2,412	2,412
Restructuring, net	2,382	5,326	2,195	6,303

Total operating expenses	313,483	320,546	592,066	621,671

Operating income (loss)	11,269	(1,697)	16,322	587

Other income (expense):
Interest income	2,652	1,384	4,844	2,557
Interest expense	(637)	(722)	(1,241)	(1,274)
Other gains (losses), net	28,030	(1,119)	28,952	2,117
Equity in income (losses) of affiliates, net	398	5	1,134	(398)

	30,443	(452)	33,689	3,002

Income (loss) from continuing operations before income taxes	41,712	(2,149)	50,011	3,589
Income tax expense	5,727	758	4,287	1,701

Income (loss) from continuing operations	35,985	(2,907)	45,724	1,888
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(112)	(3,408)	476	(6,071)

Net income (loss)	$35,873	$(6,315)	$46,200	$(4,183)

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.07	$(0.01)	$0.09	$0.00
Income (loss) from discontinued operations	(0.00)	(0.01)	0.00	(0.01)

Net earnings (loss)	$0.07	$(0.02)	$0.09	$(0.01)

Shares used in computing basic earnings (loss) per share	484,628	482,727	484,488	482,373

Shares used in computing diluted earnings (loss) per share	486,683	482,727	485,958	487,351

See accompanying notes to condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended January 31,
	2007	2006
Cash flows from operating activities of continuing operations:
Net income (loss)	$46,200	$(4,183)
Income (loss) from discontinued operations	476	(6,071)

Income from continuing operations	45,724	1,888
Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operations:
Depreciation	6,345	4,701
Amortization of intangible assets	2,412	2,412
Stock-based compensation	2,502	3,789
Non-operating gains, net	(28,952)	(351)
Gain on sale of building	—	(2,749)
Equity in (income) losses of affiliates	(1,134)	398
Non-cash restructuring	106	312
Changes in operating assets and liabilities:
Trade accounts receivable, net	(18,852)	(52,324)
Inventories	(7,040)	(13,382)
Prepaid expenses and other current assets	520	1,729
Accounts payable, accrued restructuring and accrued expenses	32,670	22,357
Prepaid and accrued income taxes, net	1,626	1,042
Other assets and liabilities	(2,432)	(1,534)

Net cash provided by (used in) operating activities of continuing operations	33,495	(31,712)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(11,802)	(8,463)
Net proceeds from sale of building	—	2,749
Proceeds from affiliate distributions	30,259	546
Net purchases of short-term investments	(20,550)	—
Investments in affiliates	(5,430)	(5,833)

Net cash used in investing activities of continuing operations	(7,523)	(11,001)

Cash flows from financing activities of continuing operations:
Repayments of long-term debt	—	(1,638)
Repayments of capital leases	(198)	(149)
Proceeds from revolving line of credit	—	11,001
Proceeds from issuance of common stock	95	627

Net cash (used in) provided by financing activities of continuing operations	(103)	9,841

Cash flows from discontinued operations:
Operating cash flows	(63)	(74)
Investing cash flows	—	(165)

Net cash used in discontinued operations	(63)	(239)

Net effect of exchange rate changes on cash and cash equivalents	1,515	329

Net increase (decrease) in cash and cash equivalents	27,321	(32,782)
Cash and cash equivalents at beginning of period	131,728	192,483

Cash and cash equivalents at end of period	$159,049	$159,701

See accompanying notes to condensed consolidated financial statements

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

CMGI’s business strategy in recent years has led to the development, acquisition and operation of majority-owned subsidiaries focused on supply chain management services, as well as the strategic investment in emerging, innovative and promising technology companies. ModusLink is a supply chain management market leader with 40 locations in 13 countries with a significant presence in Asia and Europe (including four locations in Japan operated by an entity in which the Company has a 40% interest). ModusLink has a widely diversified client base that includes leaders in the hardware, software, consumer electronics, telecommunications and storage markets.

B.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2006 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 16, 2006. The results for the three month and six month periods ended January 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified in accordance with U.S. GAAP to conform to the current year presentation.

The Company reports three operating segments, Americas, Asia and Europe. In addition to its three current operating segments, the Company reports an Other category. The Other category includes corporate expenses, costs relating to the Company’s venture capital business and any residual results of operations from previously divested operations.

In accordance with U.S. GAAP, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and between the Company’s subsidiaries.

C.	NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of SFAS No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating SFAS No. 159 and the impact that it may have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position (with limited exceptions). Under SFAS No. 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan in The Netherlands and to provide the required disclosures commencing as of July 31, 2007. The Company is currently evaluating the impact, if any, that SFAS No. 158 may have on its results of operations or financial position.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on the company’s balance sheet and statement of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first fiscal year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact that SAB No. 108 may have on the Company’s results of operations or financial position and expects to adopt in fiscal 2007.

In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for the Company beginning in fiscal 2008. The Company is currently evaluating the impact, if any, that FIN No. 48 may have on the Company’s results of operations or financial position.

In March 2006, the FASB issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-3 is effective for the first interim reporting period beginning after December 15, 2006. The Company is evaluating the impact, if any, that EITF 06-3 may have on the Company’s results of operations or financial position.

D.	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company classifies all highly liquid investments with original maturities of 90 days or less at the time of purchase as a cash equivalent. Investments with maturities greater than 90 days to twelve months at the time of purchase are considered short-term investments.

As of January 31, 2007 and July 31, 2006, the Company had short-term investments in Auction Rate Securities (“ARS”) of approximately $115.0 million and $94.5 million, respectively. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. These ARS are classified as short-term investments on the accompanying condensed consolidated balance sheets due to management’s ability and intent regarding these securities and are accounted for as available-for-sale, in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” As of January 31, 2007 and July 31, 2006, there were no unrealized gains or losses associated with these investments as cost approximates fair value.

E.	GOODWILL AND INTANGIBLE ASSETS

The purchase price of the assets acquired and the liabilities assumed in a business combination are subject to an allocation period in accordance with SFAS 141, “Business Combinations.” In connection with the Modus Media, Inc. (“Modus”) acquisition, the allocation period for all adjustments other than those related to tax carryforwards and contingencies expired during the quarter ended October 31, 2005, while the allocation period for certain tax adjustments and contingencies will remain open in accordance with SFAS 109 “Accounting for Income Taxes.” During the six months ended January 31, 2007, total purchase accounting adjustments recorded were approximately $1.9 million. An adjustment of $1.1 million was recorded related to a tax contingency arising from a tax audit by the local tax authorities in Asia for a period prior to the acquisition of Modus, which was offset by adjustments related to the utilization of pre-acquisition net operating losses primarily in the Americas, Europe and Asia regions of approximately $2.6 million, $0.2 million and $0.2 million, respectively.

The changes in the carrying amount of goodwill by operating segment for the six months ended January 31, 2007 are as follows:

	Americas	Europe	Asia	Total
	(in thousands)
Balance as of July 31, 2006	$78,625	$30,743	$71,871	$181,239
Purchase price adjustments from acquisition of Modus	(2,645)	(209)	929	(1,925)

Balance as of January 31, 2007	$75,980	$30,534	$72,800	$179,314

F.	OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
		(in thousands)
Loss on impairment of marketable securities	$—	$—	$—	$(77)
Gain on sale of investments	28,717	546	30,252	546
Foreign exchange losses	(669)	(1,542)	(1,207)	(1,005)
Gain on sale of building	—	—	—	2,749
Other, net	(18)	(123)	(93)	(96)

	$28,030	$(1,119)	$28,952	$2,117

During the three and six months ended January 31, 2007, the Company recorded a gain of approximately $28.7 million on the acquisition of Avamar Technologies, Inc. (“Avamar”), an @Ventures portfolio company, by EMC Corporation (“EMC”). Under the terms of the agreement, EMC acquired Avamar in a cash transaction valued at approximately $165.0 million. The Company may also receive up to an additional $3.3 million of consideration currently held in escrow, subject to the satisfaction of certain indemnification provisions of the transaction. These potential proceeds from escrow have not been included in the recorded gain. Additionally, during the six months ended January 31, 2007, the Company recorded additional gains to previously recorded gains on the acquisitions by third parties of Molecular, Inc. and Alibris, Inc. of approximately $1.2 million and $0.3 million, respectively, due to the release of funds held in escrow. Molecular, Inc. and Alibris, Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. The Company also recorded foreign exchange losses of approximately $0.7 million and $1.2 million, respectively, during the three and six months ended January 31, 2007. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe.

During the three and six months ended January 31, 2006, the Company recorded a gain of approximately $0.5 million to adjust a previously recorded gain on the acquisition by a third party of Molecular, Inc. due to the release of funds held in escrow and recorded foreign exchange losses of approximately $1.5 million and $1.0 million, respectively. During the six months ended January 31, 2006, the Company recorded approximately $2.7 million related to the sale of a building in Ireland.

G.	RESTRUCTURING CHARGES

The following table summarizes the activity in the restructuring accrual for the three and six months ended January 31, 2007:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2006	$1,521	$10,678	$—	$12,199

Restructuring charges	198	2	—	200
Restructuring adjustments	(17)	(370)	—	(387)
Cash charges	(852)	(726)	—	(1,578)

Accrued restructuring balance at October 31, 2006	$850	$9,584	$—	$10,434

Restructuring charges	522	1,563	259	2,344
Restructuring adjustments	(27)	218	(153)	38
Cash charges	(285)	(867)	—	(1,152)
Non-cash charges	—	—	(106)	(106)

Accrued restructuring balance at January 31, 2007	$1,060	$10,498	$—	$11,558

It is expected that the payments of employee-related expenses will be substantially completed by October 2007. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the current and previous restructuring activities of the Company. The Company anticipates that contractual obligations will be settled by May 2012.

The net restructuring charges for the three and six months ended January 31, 2007 and 2006, respectively, would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
		(in thousands)
Cost of revenue	$846	$1,713	$903	$2,240
Selling	160	79	389	235
General and administrative	1,376	3,534	903	3,828

	$2,382	$5,326	$2,195	$6,303

During the three and six months ended January 31, 2007, the Company recorded net restructuring charges of approximately $2.4 million and $2.2 million, respectively. These charges consisted of approximately $0.5 million for the three months and approximately $0.7 million for the six month period, relating to a workforce reduction of approximately 34 and 41 employees for the three and six month periods, respectively. These charges related to the reorganization of the global sales team in the Asia region and the elimination of redundant positions related to the Company’s hub and spoke initiative from the Americas region as well as a closure of a plant for the West Valley, Utah facility in the Americas. Additionally, during the three and six month periods the Company recorded approximately $1.6 million relating to early termination charges and unutilized lease facilities for which the Company expects to realize no future economic benefit primarily due to the continued restructuring activities of the Netherlands facilities in the Europe region as well as restructuring activities from closure of the West Valley facility. During the six month period, the Company also recorded net adjustments of approximately $0.2 million to decrease previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the estimated length of time of the subleased space and the expected rent recovery rate related to the vacant space.

During the three and six months ended January 31, 2006, the Company recorded net restructuring charges of approximately $5.3 million and $6.3 million, respectively. These charges consisted of approximately $3.5 million for the three month period and approximately $4.2 million for the six month period, relating to a workforce reduction of approximately 47 and 81 employees for the three and six month periods, respectively, primarily related to the elimination of redundant positions in Europe. Additionally, during the three and six month periods the Company recorded approximately $1.1 million and $1.4 million respectively, relating to unutilized lease facilities for which the Company expects to realize no future economic benefit primarily due to the consolidation of two plants in the Netherlands. During the three and six month periods the Company also recorded an adjustment of approximately $0.4 million to increase a previously recorded restructuring estimate for facility lease obligations primarily based on changes to the underlying assumptions regarding the estimated length of time of the subleased space and the expected rent recovery rate related to the vacant space, as well as approximately $0.3 million relating to the impairment of certain assets no longer in service.

In addition, during the six months ended January 31, 2006, the Company accrued a purchase accounting adjustment to goodwill of approximately $4.3 million for restructuring activities related to the acquisition of Modus. These restructuring activities occurred primarily in the Americas and Europe regions in the amounts of $0.4 million and $3.9 million, respectively. The restructuring in the Americas region was employee severance related in connection with the elimination of redundant positions. The restructuring in Europe primarily related to the closure of a plant in Scotland and consists of approximately $3.1 million of severance for 130 employees and $0.8 million relating to unoccupied facilities for which the Company expects to realize no future economic benefits.

The following table summarizes the restructuring accrual by operating segment and the Other category for the three and six months ended January 31, 2007:

	Americas	Asia	Europe	Other	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2006	$5,864	$51	$6,037	$247	$12,199

Restructuring charges	87	—	95	18	200
Restructuring adjustments	(380)	(18)	10	1	(387)
Cash charges	(812)	55	(624)	(197)	(1,578)

Accrued restructuring balance at October 31, 2006	$4,759	$88	$5,518	$69	$10,434

Restructuring charges	1,275	172	894	3	2,344
Restructuring adjustments	214	(167)	(9)	—	38
Cash charges	(927)	(37)	(121)	(67)	(1,152)
Non-cash charges	(259)	153	—	—	(106)

Accrued restructuring balance at January 31, 2007	$5,062	$209	$6,282	$5	$11,558

H.	DERIVATIVES AND FINANCIAL INSTRUMENTS

The Company enters into forward currency exchange contracts to manage exposures to certain foreign currencies. The fair value of the Company’s foreign currency exchange contracts is estimated based on the foreign exchange rates as of January 31, 2007. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. At January 31, 2007, the notional value of the Company’s foreign currency exchange contracts was to sell 21.3 million Euro and 36.7 million Czech Koruna and to buy 762.6 million Hungarian Forints and 25.4 million U.S. Dollars.

The Company believes that its forward currency exchange contracts economically function as effective hedges of the underlying exposures; however, the foreign currency contracts do not meet the specific criteria for hedge accounting defined in SFAS No. 133, thus requiring the Company to record all changes in the fair value of these contracts in earnings in the period of the change. During the period ended January 31, 2007, the Company recorded a gain of approximately $15,500 as a result of fair value changes on its outstanding forward currency exchange contracts. This gain has been included in “Other gains (losses), net” in the Company’s condensed consolidated statement of operations.

I.	SEGMENT INFORMATION

Based on the information provided to the Company’s Chief Operating Decision-Maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance, the Company reports three operating segments, Americas, Asia and Europe. In addition to its three current operating segments, the Company reports an Other category. The Other category includes corporate expenses, costs relating to the Company’s venture capital business and any residual results of operations from previously divested operations.

Management evaluates segment performance based on segment net revenue, operating income (loss) and “Non-GAAP operating income (loss)”, which we define as operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, amortization of intangible assets, stock-based compensation and restructuring. The Company believes that its Non-GAAP measure of operating income (loss) provides investors with a useful supplemental measure of the Company’s operating performance by excluding the impact of non-cash charges and restructuring activities. Each of the excluded items (depreciation, long-lived asset impairment, amortization of intangible assets, stock-based compensation and restructuring) were excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses Non-GAAP operating income (loss) to assist in evaluating the performance of the Company’s core operations. Non-GAAP operating income (loss) do not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies. These Non-GAAP results should not be evaluated in isolation of, or as a substitute for, the Company’s financial results prepared in accordance with U.S. GAAP.

For the three and six months ended January 31, 2007, sales to Hewlett-Packard accounted for approximately 29% and 32%, respectively, of the Company’s consolidated net revenue and sales to Advanced Micro Devices accounted for approximately 11% and 12%, respectively, of the Company’s consolidated net revenue. For the three and six months ended January 31, 2006, sales to Hewlett-Packard accounted for approximately 28% and 29%, respectively, of the Company’s consolidated net revenue and sales to Kodak accounted for approximately 13% and 14%, respectively, of the Company’s consolidated net revenue.

Summarized financial information of the Company’s continuing operations by segment is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
		(in thousands)
Net revenue:
Americas	$121,292	$144,076	$227,457	$273,440
Asia	77,116	62,951	143,563	123,668
Europe	126,344	111,822	237,368	225,150

	$324,752	$318,849	$608,388	$622,258

Operating income (loss):
Americas	$7,370	$8,722	$12,816	$11,470
Asia	10,779	5,737	17,752	11,228
Europe	(1,913)	(12,117)	(5,340)	(14,040)

Sub-total	16,236	2,342	25,228	8,658

Other	(4,967)	(4,039)	(8,906)	(8,071)

	$11,269	$(1,697)	$16,322	$587

Non-GAAP operating income:
Americas	$10,598	$10,746	$17,368	$15,656
Asia	12,721	7,451	21,528	14,465
Europe	498	(6,675)	(1,583)	(6,642)

Sub-total	23,817	11,522	37,313	23,479
Other	(4,286)	(2,715)	(7,537)	(5,687)

	$19,531	$8,807	$29,776	$17,792

Non-GAAP operating income	$19,531	$8,807	$29,776	$17,792
Adjustments:
Depreciation	(3,442)	(2,193)	(6,345)	(4,701)
Amortization of intangible assets	(1,206)	(1,206)	(2,412)	(2,412)
Stock-based compensation	(1,232)	(1,779)	(2,502)	(3,789)
Restructuring, net	(2,382)	(5,326)	(2,195)	(6,303)

GAAP operating income (loss)	$11,269	$(1,697)	$16,322	$587
Other income (expense)	30,443	(452)	33,689	3,002
Income tax expense	5,727	758	4,287	1,701
Income (loss) from discontinued operations	(112)	(3,408)	476	(6,071)

Net income (loss)	$35,873	$(6,315)	$46,200	$(4,183)

	January 31, 2007	July 31, 2006
	(in thousands)
Total assets of continuing operations:
Americas	$248,641	$239,387
Asia	219,729	204,164
Europe	211,072	177,049

Sub-total	679,442	620,600
Other	163,292	140,641

	$842,734	$761,241

J.	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive.

For the three and six months ended January 31, 2007, approximately 2.1 million and 1.5 million weighted average common stock equivalents, respectively, were included in the denominator in the calculation of diluted earnings per share. For the three and six months ended January 31, 2007 approximately 11.4 million and 16.4 million common stock equivalent shares, respectively, and 2.0 million and 0.4 million, nonvested shares, respectively, were excluded from the denominator in the calculation of diluted earnings per share calculation as their inclusion would have been antidilutive.

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

K.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
		(in thousands)
Net income (loss)	$35,873	$(6,315)	$46,200	$(4,183)
Net unrealized holding gain (loss) on securities	(755)	2,865	(1,553)	2,909
Foreign currency translation adjustment arising during the period	710	1,943	1,322	1,327

Comprehensive income (loss)	$35,828	$(1,507)	$45,969	$53

The components of accumulated other comprehensive income are as follows:

	January 31, 2007	July 31, 2006
	(in thousands)
Net unrealized holding gains on securities	$775	$2,328
Cumulative foreign currency translation adjustment	5,283	3,961

Accumulated other comprehensive income	$6,058	$6,289

L.	INVENTORIES

Inventories at January 31, 2007 and July 31, 2006 consisted of the following:

	January 31, 2007	July 31, 2006
	(in thousands)
Raw Materials	$50,257	$48,539
Work-in-process	1,429	1,248
Finished Goods	33,767	28,100

	$85,453	$77,887

M.	DISCONTINUED OPERATIONS AND DIVESTITURES

During fiscal year 2006, the Company’s Board of Directors authorized the divestiture of SalesLink’s marketing distribution services business. On June 28, 2006, this business was sold to Automatic Data Processing, Inc. (“ADP”). The operations of this business have been classified in the Company’s financial statements as discontinued operations. This business unit had previously been included within the Company’s Americas reporting segment.

For the three and six months ended January 31, 2007, the Company recorded a loss from discontinued operations of approximately $0.1 million and income from discontinued operations of approximately $0.5 million, respectively, primarily related to changes to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding the estimated length of time of the subleased space and the expected rent recovery rate related to the vacant space.

For the three months ended January 31, 2006, the Company recorded a loss from discontinued operations of approximately $3.4 million. The loss from discontinued operations reflects a loss on a business unit of approximately $2.8 million as well as an operating loss from discontinued operations of approximately $0.6 million, representing net revenue of $3.2 million less operating expenses of $3.8 million. For the six months ended January 31, 2006, the Company recorded a loss from discontinued operations of approximately $6.1 million. The loss from discontinued operations reflects a $2.6 million impairment charge for an other than temporary decline in the carrying value of a note receivable and warrant as well as an operating loss from discontinued operations of approximately $0.7 million, representing net revenue of $7.2 million less operating expenses of $7.9 million and the loss on a business unit of $2.8 million previously noted.

N.	CONTINGENCIES

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

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Part II—Item 1A. below and elsewhere in this report and the risks discussed in the Company’s Annual Report on Form 10-K filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

CMGI, through its subsidiary, ModusLink Corporation (“ModusLink”), provides industry-leading global supply chain management services. ModusLink provides extended supply chain management services and solutions to the technology industry on a global basis. These services and solutions include consulting and demand planning, sourcing and supply base management, manufacturing and product configuration, logistics management, marketing distribution and print-on demand, e-commerce, sales support and the complete range of after market services, from testing and repair to asset disposition.

We also invest in emerging, innovative and promising technologies and industries through our venture capital business, @Ventures. During the six months ended January 31, 2007, an aggregate of $5.4 million was invested by @Ventures and $30.3 million of proceeds were received by @Ventures from liquidity events from portfolio companies.

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “non-GAAP operating income (loss),” which we define as operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets and stock-based compensation. See Note J of the notes to the condensed consolidated financial statements for segment information, including a reconciliation of non-GAAP operating income (loss) to net income (loss).

During the latter part of fiscal 2005, we developed a set of strategic initiatives and an operating plan focused on increasing both revenue and profitability. We view the continued development of our global operational infrastructure and footprint as a primary source of differentiation in the marketplace. We believe that by leveraging our global footprint we will be able to optimize our client’s supply chains using multi-facility, multi-geographic solutions. In line with this focus, during fiscal 2005, we made our initial investment in the implementation of a new global systems infrastructure, the foundation of which will be run on an Enterprise Resource Planning (“ERP”) system based on SAP.

During fiscal 2007, our focus is on executing against our strategic plan, including the continued implementation of the following initiatives to achieve our goals:

Drive sales growth through a combination of existing client penetration, and targeting new vertical markets; A significant portion of our revenues are currently generated from clients in the computing and software verticals. These verticals are mature and, as a result, gross margins in these verticals are low. To address this, we have expanded our sales focus to include three new markets, in addition to the computing and software verticals, that we believe can benefit from our supply chain expertise. We believe these verticals, communications including broadband, storage devices, and consumer electronics, are experiencing faster growth than our historical markets, and represent opportunities to realize higher gross margins on our services. Companies in these markets often are early in their product life cycles and have significant need for a supply chain partner who will be an extension to their business models.

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

Drive operational efficiencies throughout our organization; As a result of the acquisition of Modus Media, Inc. (“Modus”) in August 2004, the Company has been running multiple information technology systems at a significant cost. Our strategy is to offer an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution will enable clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe our clients will benefit greatly from a global integrated business solution while we reduce our operating costs. We currently expect to invest a total of approximately $31.5 million in this initiative, of which approximately 60% has been incurred to date. Another program that we expect will drive further operational efficiencies in the future is the implementation of a global shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We believe this initiative will yield improved process standardization and operating efficiency gains, as well as lower our operating costs.

We believe that successful execution of these initiatives will enable the Company to increase its annual gross margin percentage to approximately 12% to 14%, compared to the fiscal 2006 gross margin of approximately 10%. The gross margin for the six months ended January 31, 2007 was approximately 11.6%. We also believe that these initiatives will allow us to reduce our overall selling, general and administrative, restructuring and amortization costs to approximately 7% of revenue. These actions are expected to result in an operating margin between 5% and 7%. We expect to make steady progress toward these goals and to be operating at this level by the end of fiscal year 2008. Among the key factors that will influence our performance against these goals are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, demand for our clients’ products, and demand for outsourcing services.

For the three months ended January 31, 2007, the Company reported net revenue of $324.8 million, operating income of $11.3 million, income from continuing operations before income taxes of $41.7 million and net income of $35.9 million. For the six months ended January 31, 2007, the Company reported net revenue of $608.4 million, operating income of $16.3 million, income from continuing operations before income taxes of $50.0 million and net income of $46.2 million. We currently conduct business in The Netherlands, Hungary, France, Singapore, Taiwan, China, Malaysia, Ireland, the Czech Republic, Mexico and other foreign locations, in addition to our United States operations. At January 31, 2007, we had cash and cash equivalents, available for sale securities and short-term investments of $275.0 million, and working capital of $319.4 million.

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

Historically, a limited number of key clients have accounted for a significant percentage of our net revenue. For the three and six months ended January 31, 2007, sales to Hewlett-Packard accounted for approximately 29% and 32%, respectively, of our consolidated net revenue and sales to Advanced Micro Devices accounted for approximately 11% and 12%, respectively, of our consolidated net revenue. For the three and six months ended January 31, 2006, sales to Hewlett-Packard accounted for approximately 28% and 29%, respectively, of our consolidated net revenue and sales to Kodak accounted for approximately 13% and 14%, respectively, of our consolidated net revenue. In fiscal 2007, we expect to realize lower annual revenues from Kodak as a result of changes to certain programs that we currently execute on their behalf. For the first six months of fiscal 2007 sales to Kodak declined by $41.1 million as compared to fiscal 2006. In addition, the Company was recently informed that a business unit of Hewlett-Packard intends to migrate away from ModusLink a program which accounts for approximately $100.0 million of annual revenue. The operating income associated with this program is estimated at less than $3.0 million per year. The Company expects volumes associated with this program to decline late in the third quarter and does not expect the loss of this program to have a significant impact on results for fiscal 2007. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. We currently do not have any agreements which obligate any client to buy a minimum amount of products or services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

Basis of Presentation

The Company reports three operating segments, Americas, Asia and Europe. In addition to its three current operating segments, the Company reports an Other category. The Other category includes corporate expenses, costs relating to the Company’s venture capital business and any residual results of operations from previously divested operations.

In accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and between the Company’s subsidiaries.

Results of Operations:

Three months ended January 31, 2007 compared to the three months ended January 31, 2006

Net Revenue:

	Three Months Ended January 31, 2007	As a % of Total Net Revenue	Three Months Ended January 31, 2006	As a % of Total Net Revenue	$ Change	% Change
			(in thousands)
Americas	$121,292	37%	$144,076	45%	$(22,784)	(16)%
Asia	77,116	24%	62,951	20%	14,165	23%
Europe	126,344	39%	111,822	35%	14,522	13%

Total	$324,752	100%	$318,849	100%	$5,903	2%

Net revenue increased by $5.9 million for the three months ended January 31, 2007, as compared to the same period in the prior year. This increase was net of a decrease in revenue from Kodak year over year of $20.9 million in connection with a change in their supply chain model. The decline in Kodak revenue affected the Americas, Asia and Europe segments by approximately $10.5 million, $1.4 million, and $9.0 million, respectively. In addition to the decline mentioned above, the net revenue in the Americas region was also negatively impacted by a combination of lower revenue of approximately $10.6 million as a result of decreased order volumes for certain clients and lower revenue of approximately $5.2 million due to a change in a client’s program. Within the Asia region, the net revenue growth of $14.2 million resulted primarily from approximately $15.0 million of higher revenue due to increased order volumes and the launch of new programs during the second quarter for certain clients, offset by the decline in Kodak revenue mentioned above. Within the Europe region, the net revenue growth of $14.5 million resulted from approximately $18.8 million of higher revenue due to increased order volumes and $7.1 million due to new business that commenced during the second half of fiscal year 2006, offset by the decline in Kodak revenue mentioned above as well as lower order volume for another client of approximately $4.2 million.

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

Cost of Revenue:

	Three Months Ended January 31, 2007	As a % of Segment Net Revenue	Three Months Ended January 31, 2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$106,241	88%	$127,498	88%	$(21,257)	(17)%
Asia	58,506	76%	50,184	80%	8,322	17%
Europe	119,472	95%	110,763	99%	8,709	8%

Total	$284,219	88%	$288,445	90%	$(4,226)	(1)%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. Cost of revenue decreased by $4.2 million for the three months ended January 31, 2007 as compared to the prior year three month period ended January 31, 2006. Gross margin for the second quarter of fiscal 2007 improved and was 12.5% as compared to 9.5% for the prior three month period of fiscal 2006. Compared to the third and fourth fiscal quarters, gross margin is typically strongest in the second quarter due to seasonality based demand for certain of our clients’ products.

For the three months ended January 31, 2007, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 12.4%, 24.1% and 5.4%, as compared to 11.5%, 20.3% and 1%, respectively, for the same period of the prior year. Within the Americas region the decline in cost of revenue of

$21.3 million was approximately in proportion to the decrease in revenue although gross margins improved by 1% due to the improved material cost mix of client business as compared to the previous quarter. Within the Asia region, the $5.8 million or 3.8% increase in gross margin was attributable to an increase in volume for certain client programs resulting in higher margins. Within the Europe region, the $5.8 million or 4.4% increase in gross margin was primarily attributable to new business and productivity gains during the period. In addition, during the quarter ended January 31, 2006 there were additional costs incurred of $5.1 million to support a larger than anticipated surge in demand for a significant client’s products in Europe during the holiday season.

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

Selling Expenses:

	Three Months Ended January 31, 2007	As a % of Segment Net Revenue	Three Months Ended January 31, 2006	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
Americas	$887	1%	$2,357	2%	$(1,470)	(62)%
Asia	856	1%	1,202	2%	(346)	(29)%
Europe	1,577	1%	1,734	2%	(157)	(9)%

Total	$3,320	1%	$5,293	2%	$(1,973)	(37)%

Selling expenses consist primarily of compensation and employee related costs, sales commissions and incentive plans, travel expenses, facilities costs, consulting fees and marketing expenses. Selling expenses for the three months ended January 31, 2007 decreased by $2.0 million as compared to the prior three month period ended January 31, 2006, primarily as a result of a reduction in compensation and employee related costs as well as travel and entertainment expenses and consulting fees of $1.6 million, $0.2 million and $0.2 million, respectively. The decrease in compensation and employee related costs throughout the regions are the result of the reorganization of the global sales team. For the three months ended January 31, 2007 and 2006, compensation and employee related costs represented approximately 58% and 66% of total selling expenses, respectively. The Company expects its selling expenses to continue to approximate 1% of net revenue for the foreseeable future.

General and Administrative Expenses:

	Three Months Ended January 31, 2007	As a % of Segment Net Revenue	Three Months Ended January 31, 2006	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
Americas	$4,771	4%	$4,538	3%	$233	5%
Asia	6,460	8%	5,073	8%	1,387	27%
Europe	6,158	5%	6,852	6%	(694)	(10)%

Sub-total	17,389	5%	16,463	5%	926	6%
Other	4,967	—	3,813	—	1,154	30%

Total	$22,356	7%	$20,276	6%	$2,080	10%

General and administrative expenses within the Americas, Asia, and Europe operating segments consist primarily of compensation and employee related costs, facilities costs, information technology expenses, fees for professional services and depreciation expense. The general and administrative expenses for these operating segments increased by $0.9 million during the three months ended January 31, 2007, as compared to the same period in the prior year, primarily as a result of $0.8 million of costs associated with the Company’s migration to a new ERP system and $1.1 million of information technology infrastructure charges consisting primarily of global hardware and software maintenance expenses. These costs were offset by a decrease in professional fees of $0.3 million, compensation and employee related costs of $0.4 million and $0.3 million of insurance costs. General and administrative expenses increased by $1.4 million within the Asia region as compared to the prior year primarily due to increases of $0.5 million of information technology infrastructure charges, $0.3 million of depreciation expense, $0.2 million related to the continued migration to the new ERP system and $0.2 million of compensation and employee related costs. Within the Europe region, the $0.7 million decrease in general and administrative expenses as compared to the prior year was the result of lower compensation and employee related costs of $0.8 million primarily due to the Company’s hub and spoke initiative.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiaries, and administration costs related to the Company’s venture capital business. General and administrative expenses within the Other category increased by approximately $1.2 million from the prior year primarily as a result of an increase in compensation and employee related costs of $1.3 million.

The Company expects its general and administrative expenses to approximate 9% of net revenue in fiscal 2007 due primarily to higher information technology expenditures associated with the Company’s migration to a common ERP platform and stock compensation expense related to the continued application of SFAS No. 123(R). These increased general and administrative costs are expected to be partially offset by expenses in connection with the implementation of the hub and spoke shared services model during the remainder of fiscal 2007.

Amortization of Intangible Assets:

	Three Months Ended January 31, 2007	As a % of Segment Net Revenue	Three Months Ended January 31, 2006	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
Americas	$531	0%	$531	0%	$0	0%
Asia	510	1%	510	1%	0	0%
Europe	165	0%	165	0%	0	0%

Total	$1,206	0%	$1,206	0%	$0	0%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 1 to 7 years.

Restructuring, net:

	Three Months Ended January 31, 2007	As a % of Segment Net Revenue	Three Months Ended January 31, 2006	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
Americas	$1,489	1%	$430	0%	$1,059	246%
Asia	5	0%	245	0%	(240)	(98)%
Europe	885	1%	4,425	4%	(3,540)	(80)%

Sub-total	2,379	1%	5,100	2%	(2,721)	(53)%
Other	3	—	226	—	(223)	(99)%

Total	$2,382	1%	$5,326	2%	$(2,944)	(55)%

During the three months ended January 31, 2007, the Company recorded net restructuring charges of $2.4 million as compared to $5.3 million in the same period of the prior year. The decrease of $2.9 million is primarily the result of a decrease in the amount of workforce reduction charges year over year of $3.0 million.

Interest Income/Expense:

During the three months ended January 31, 2007, interest income increased $1.3 million to $2.7 million from $1.4 million for the same period in the prior fiscal year. The increase in interest income was the result of both higher average interest rates and higher average cash, cash equivalent and short-term investment balances during the current period compared to the same period in the prior year.

Interest expense totaled approximately $0.6 million for the three months ended January 31, 2007 and $0.7 million for the same period in the prior year. In both periods, interest expense of approximately $0.2 million related to the Company’s stadium obligation, and the remaining interest expense related primarily to outstanding borrowings on a revolving bank credit facility.

Other Gains (losses), net:

Other gains (losses) was a gain of $28.0 million for the three months ended January 31, 2007 as compared to a loss of $1.1 million for the three months ended January 31, 2006. During the three months ended January 31, 2007, the Company recorded a gain of approximately $28.7 million on the acquisition of Avamar Technologies, Inc., an @Ventures portfolio company, by EMC Corporation. The Company also recorded foreign exchange losses of $0.7 million during this three month period. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe. The Company has operations in various countries throughout the world and its operating results and financial position can be affected by significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis to assist in managing the exposure that results from such fluctuations, and expects to continue such practice.

During the same three month period of the prior fiscal year, the Company recorded a gain of approximately $0.5 million to adjust a previously recorded gain on the acquisition by a third party of Molecular, Inc., an @Ventures portfolio company, due to the release of funds held in escrow and recorded foreign exchange losses of $1.5 million.

Equity in income (losses) of affiliates, net:

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the

Company’s proportionate share of each affiliate’s net income (losses) is included in equity in income (losses) of affiliates. Equity in income of affiliates was approximately $0.4 million for the three months ended January 31, 2007 as compared to $5,000 for the same period of the prior fiscal year, primarily as a result of an increase in net income recognized by certain of the affiliate companies.

Income Tax Expense:

During the three months ended January 31, 2007, the Company recorded income tax expense of $5.7 million, as compared to $0.8 million for the same period of the prior year. The Company provides income tax expense related to federal, state and foreign income taxes. For the three months ended January 31, 2007 and 2006, the Company's U.S. taxable income is offset by net operating loss carryovers from prior years. The increase in income tax expense over the prior year is predominately a result of the utilization of net operating loss carryforwards. The tax benefit associated with the utilization of acquired tax attributes is recorded as a credit to goodwill and a charge to tax expense. The amount charged to expense was $2.5 million for the three months ended January 31, 2007.

Discontinued Operations:

For the three months ended January 31, 2007, the Company recorded a loss from discontinued operations of $0.1 million primarily related to changes to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding the estimated length of time required to sublease the vacant space and the expected rent recovery rate.

For the three months ended January 31, 2006, the Company recorded a loss from discontinued operations of $3.4 million. The loss from discontinued operations reflects a loss on a business unit of approximately $2.8 million as well as an operating loss from discontinued operations of approximately $0.6 million.

The Company does not expect any future residual costs related to discontinued operations to be significant.

Six months ended January 31, 2007 compared to the six months ended January 31, 2006

Net Revenue:

	Six Months Ended January 31, 2007	As a % of Total Net Revenue	Six Months Ended January 31, 2006	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$227,457	37%	$273,440	44%	$(45,983)	(17)%
Asia	143,563	24%	123,668	20%	19,895	16%
Europe	237,368	39%	225,150	36%	12,218	5%

Total	$608,388	100%	$622,258	100%	$(13,870)	(2)%

Net revenue within the Americas, Asia, and Europe segments decreased by $13.9 million for the six months ended January 31, 2007, as compared to the same period in the prior year, primarily as a result of a decrease in revenue of $41.1 million from Kodak in connection with a change in their supply chain model. This decline affected the Americas, Asia and Europe segments by $23.7 million, $3.4 million and $14.0 million, respectively. In addition to the decline mentioned above, the net revenue in the Americas region was also negatively impacted by a combination of lower revenue of approximately $11.1 million as a result of decreased order volumes for certain clients and lower revenue of approximately $11.9 million due to a change in a client’s program. Within the Asia region, the revenue growth of $19.9 million resulted primarily from approximately $23.0 million of higher revenue due to increased order volumes and the launch of new programs for certain clients, partially offset by the decline in Kodak revenue mentioned above. Within the Europe region, the net revenue growth of $12.2 million resulted from approximately $25.1 million of higher revenue due to increased order volumes and $14.1 million due to new business that commenced during the second half of fiscal year 2006, offset by the decline in Kodak revenue mentioned above as well as lower order volume for another client of approximately $11.0 million.

Cost of Revenue:

	Six Months Ended January 31, 2007	As a % of Segment Net Revenue	Six Months Ended January 31, 2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$200,609	88%	$245,584	90%	$(44,975)	(18)%
Asia	110,805	77%	98,996	80%	11,809	12%
Europe	226,398	95%	216,302	96%	10,096	5%

Total	$537,812	88%	$560,882	90%	$(23,070)	(4)%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. Cost of revenue decreased by $23.1 million for the six months ended January 31, 2007 as compared to the prior year six month period. Gross margin improved for the first half of fiscal 2007 to 11.6% as compared to 9.9% for the first half of fiscal 2006.

For the six months ended January 31, 2007, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 11.8%, 22.8% and 4.6%, as compared to 10.2%, 20% and 3.9%, respectively, for the same period of the prior year. Within the Americas region the decline in cost of revenue of $45.0 million was approximately in proportion to the decrease in revenue although gross margins improved by 1.6% due to the improved material cost mix of client business as compared to the previous six month period. Within the Asia region, the $8.1 million or 2.8% increase in gross margin was attributable to an increase in volume for certain client programs resulting in higher margins. Within the Europe region, the $2.1 million or 1% increase in gross margin was primarily attributable to new business and productivity gains during the period. In addition, during the prior six months ended January 31, 2006 there were additional costs incurred of $5.1 million to support a larger than anticipated surge in demand for a significant client’s products in Europe during the holiday season.

Selling Expenses:

	Six Months Ended January 31, 2007	As a % of Segment Net Revenue	Six Months Ended January 31, 2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$2,087	1%	$4,320	2%	$(2,233)	(52)%
Asia	1,998	1%	2,590	2%	(592)	(23)%
Europe	3,000	1%	3,771	2%	(771)	(20)%

Total	$7,085	1%	$10,681	2%	$(3,596)	(34)%

Selling expenses consist primarily of compensation and employee related costs, sales commissions and incentive plans, travel expenses, facilities costs, consulting fees and marketing expenses. Selling expenses decreased during the six months ended January 31, 2007 as compared to the same period in the prior year by $3.6 million, primarily as a result of a decrease in compensation and employee related costs, consulting fees and travel expenses of $2.8 million, $0.4 million and $0.4 million, respectively. The decrease in compensation and employee related costs throughout the regions are the result of the reorganization of the global sales team. For the six months ended January 31, 2007 and 2006, compensation and employee related costs represented approximately 60% and 66% of total selling expenses, respectively. The Company expects its selling expenses to continue to approximate 1% of net revenue for the foreseeable future.

General and Administrative Expenses:

	Six Months Ended January 31, 2007	As a % of Segment Net Revenue	Six Months Ended January 31, 2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$9,665	4%	$10,213	4%	$(548)	(5)%
Asia	12,002	8%	9,589	8%	2,413	25%
Europe	11,991	5%	13,533	6%	(1,542)	(11)%

Sub-total	33,658	6%	33,335	5%	323	1%
Other	8,904	—	8,058	—	846	10%

Total	$42,562	7%	$41,393	7%	$1,169	3%

General and administrative expenses within the Americas, Asia, and Europe operating segments consist primarily of compensation and other employee related costs, facilities costs, information technology expenses, fees for professional services and depreciation expense. The total general and administrative expenses for these operating segments increased by $0.3 million during the six months ended January 31, 2007, as compared to the same period in the prior fiscal year due to $1.8 million of information technology infrastructure charges consisting primarily of global hardware and software maintenance expenses and an increase in depreciation expense of $0.5 million. These increases were offset by decreases of $0.4 million associated with the Company’s migration to a new ERP platform, $0.4 million in professional fees, $0.7 million of compensation and employee related costs and $0.4 million of insurance costs. Within the Americas region the $0.5 million decrease as compared to the prior year in general and administrative expenses relates primarily to a decrease in compensation and employee related costs of $0.9 million offset by an increase in professional fees of $0.2 million. Within the Asia region the $2.4 million increase in general and administrative expenses as compared to the prior year was primarily due to $0.3 million associated with the continued migration to a new ERP system, $0.9 million related to information technology infrastructure charges, $0.4 million related to depreciation expense and $0.2 million associated with compensation and employee related costs. Within the Europe region, the $1.6 million decrease in general and administrative expenses was primarily associated with a decrease of $1.4 million of compensation and employee related costs primarily due to the Company’s hub and spoke initiative.

The general and administrative expenses within the Other category primarily reflect the cost of the Company’s directors and officers insurance, costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, and administration costs related to the Company’s venture capital affiliates. General and administrative expenses within the Other category increased by $0.8 million as compared to the same period in the prior year. This increase was due to an increase in compensation and employee related costs of $1.6 million and professional fees of $0.2 million, offset by a reduction of stock based compensation expense of approximately $1.0 million.

The Company expects its total general and administrative expenses to approximate 9% of net revenue for the remainder of fiscal 2007 due primarily to higher information technology expenditures associated with the Company’s migration to a common ERP platform, and increased stock compensation expense related to the continued application of SFAS No. 123(R). These increased general and administrative costs are expected to be partially offset by cost savings in connection with the implementation of the hub and spoke shared services model.

Amortization of Intangible Assets:

	Six Months Ended January 31, 2007	As a % of Segment Net Revenue	Six Months Ended January 31, 2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,062	0%	$1,062	0%	$0	0%
Asia	1,020	1%	1,020	1%	0	0%
Europe	330	0%	330	0%	0	0%

Total	$2,412	0%	$2,412	0%	$0	0%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 1 to 7 years.

Restructuring, net:

	Six Months Ended January 31, 2007	As a % of Segment Net Revenue	Six Months Ended January 31, 2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,196	1%	$791	0%	$405	51%
Asia	(13)	0%	245	0%	(258)	(105)%
Europe	990	0%	5,254	2%	(4,264)	(81)%

Sub-total	2,173	0%	6,290	1%	(4,117)	(65)%
Other	22	—	13	—	9	69%

Total	$2,195	0%	$6,303	1%	$(4,108)	(65)%

During the six months ended January 31, 2007, the Company recorded net restructuring charges of $2.2 million as compared to $6.3 million in the same period of the prior year. The decrease of $4.1 million is primarily the result of a decrease in the amount of workforce reduction charges year over year of $3.4 million as well as $0.5 million of lower unutilized lease facilities charges for which the Company expects to realize no future economic benefits.

Interest Income/Expense:

During the six months ended January 31, 2007, interest income increased $2.2 million to $4.8 million from $2.6 million for the same period in the prior year. The increase in interest income was the result of both higher average interest rates and higher average cash, cash equivalent and short-term investment balances during the current period compared to the same period in the prior year.

Interest expense totaled approximately $1.2 million and $1.3 million for the six months ended January 31, 2007 and 2006, respectively. In both periods, interest expense of approximately $0.4 million related to the Company’s stadium obligation, and the remaining interest expense related primarily to outstanding borrowings on a revolving bank credit facility.

Other Gains (losses), net:

Other gains (losses) net, was a gain of $29.0 million for the six months ended January 31, 2007 as compared to a gain of $2.1 million for the same period of the prior year. During the six months ended January 31, 2007, the Company recorded a gain of approximately $28.7 million on the acquisition of Avamar Technologies, Inc., an @Ventures portfolio company, by EMC Corporation. Additionally the Company recorded additional gains to previously recorded gains on the acquisitions by third parties of Molecular, Inc. and Alibris, Inc. of $1.2 million and $0.3 million, respectively, due to the release of funds held in escrow. Molecular, Inc. and Alibris, Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. The Company also recorded foreign exchange losses of $1.2 million during the six months ended January 31, 2007. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe. The Company has operations in various countries throughout the world and its operating results and financial position can be affected by significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis to assist in managing the exposure that results from such fluctuations, and expects to continue such practice.

During the six months ended January 31, 2006, as previously noted, the Company recorded a gain of approximately $0.5 million to adjust a previously recorded gain on the acquisition by a third party of Molecular, Inc. due to the release of funds held in escrow. Additionally, the Company recorded a gain of $2.7 million related to the sale of a building in Ireland and foreign exchange losses of $1.0 million.

Equity in income (losses) of affiliates, net:

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s net income (losses) is included in equity in income (losses) of affiliates. Equity in income (losses) of affiliates increased by $1.5 million to income of $1.1 million for the six months ended January 31, 2007 from a loss of approximately $0.4 million for the six months ended January 31, 2006 primarily as a result of an increase in net income recognized by certain of the affiliate companies.

Income Tax Expense:

During the six months ended January 31, 2007, the Company recorded income tax expense of $4.3 million, as compared to $1.7 million for the same period of the prior year. The Company provides income tax expense related to federal, state and foreign income taxes. For the six months ended January 31, 2007 and 2006, the Company's U.S. taxable income is offset by net operating loss carryovers from prior years. The increase in income tax expense over the prior year is predominately a result of the utilization of net operating loss carryforwards. The tax benefit associated with the utilization of acquired tax attributes is recorded as a credit to goodwill and a charge to tax expense of approximately $3.0 million for the six months ended January 31, 2007.

Discontinued Operations:

For the six months ended January 31, 2007, the Company recorded income from discontinued operations of approximately $0.5 million primarily related to changes to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding the estimated length of time required to sublease the vacant space and the expected rent recovery rate.

For the six months ended January 31, 2006, the Company recorded a loss from discontinued operations of approximately $6.1 million. The loss from discontinued operations reflects a $2.6 million impairment charge for an other than temporary decline in the carrying value of a note receivable and warrant as well as an operating loss from discontinued operations of approximately $0.7 million and a loss on a business unit of $2.8 million.

The Company does not expect any future residual costs related to discontinued operations to be significant.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of our interests in subsidiaries, returns generated by our venture capital business and borrowings from lending institutions. As of January 31, 2007, the Company’s primary sources of liquidity consisted of cash and cash equivalents, available for sale securities and short-term investments of $275.0 million. In addition, ModusLink has a revolving credit agreement (the “Loan Agreement”) with a bank syndicate. The Loan Agreement is a three-year $60.0 million revolving credit facility, with a scheduled maturity of October 31, 2008. Advances under the Loan Agreement may be in the form of loans or letters of credit. At January 31, 2007, approximately $24.8 million of borrowings were outstanding under the Loan Agreement, and approximately $0.1 million had been reserved in support of outstanding letters of credit. The Company’s working capital at January 31, 2007 was approximately $319.4 million.

Net cash provided by operating activities of continuing operations was $33.5 million for the six months ended January 31, 2007, compared to net cash used in operating activities of continuing operations of $31.7 million for the six months ended January 31, 2006. Cash provided by (used in) operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in working capital. The cash provided by operating activities of continuing operations for the six months ended January 31, 2007 is primarily driven by income from continuing operations of $45.7 million as compared to income from continuing operations of $1.9 million for the period ended January 31, 2006. Cash flow from operating activities of continuing operations included an increase in accounts receivable and inventories of $18.9 million and $7.0 million, respectively, related to increased sales as a result of seasonality based demand. This was offset by an increase of accounts payable, accrued restructuring and accrued expenses of $32.7 million. During the six months ended January 31, 2007, non-cash items included depreciation expense of $6.3 million, amortization of intangible assets of $2.4 million, stock-based compensation of $2.5 million and non-operating gains, net of $29.0 million. The $31.7 of net cash used in operating activities for the six months ended January 31, 2006 included an increase in accounts receivable and inventory of $52.3 million and $13.4 million, respectively, related to increased sales for certain customer’s products as a result of seasonality based demand. Non-cash items primarily included $4.7 million of depreciation expenses, $2.4 million of amortization of intangible assets, $3.8 million of stock-based compensation expense and $2.7 million related to a gain on the sale of a building in Europe.

We believe that our cash flows related to operating activities of continuing operations are dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. Additionally our cash flows from operations are dependent on the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition in our markets is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. A one-percentage point decline in our gross margins earned during the six months ended January 31, 2007, would have resulted in a $6.1 million decline in our cash flows from operating activities. We continue to focus on margin improvement, through our efforts to target new vertical markets, expand our service offerings and lower our infrastructure costs in order to improve the profitability and cash flows of our business and maintain our competitive position. We believe our ERP and hub and spoke initiatives are key enablers to drive efficiencies and lower our operating costs. We also seek to lower our cost to service clients, by moving work to lower-cost venues and establishing facilities closer to our clients to gain efficiencies.

Investing activities of continuing operations used cash of $7.5 million and $11.0 million for the six months ended January 31, 2007 and 2006, respectively. The $7.5 million of cash used in investing activities for the six months ended January 31, 2007 resulted from the Company investing approximately $20.6 million in short term investments, $11.8 million in capital expenditures and $5.4 million in investments in affiliates. These cash uses were partially offset by $30.3 million of proceeds from affiliate distributions consisting of proceeds of $28.7 million as a result of the acquisition of Avamar Technologies, Inc., an @Ventures portfolio company, by EMC Corporation and the release of funds held in escrow related to previous acquisitions by third parties of Molecular, Inc. and Alibris, Inc. of approximately $1.2 million and $0.3 million, respectively. The $11.0 million of cash used in investing activities during the six months ended January 31, 2006 consisted of $8.5 million of capital expenditures and $5.8 million of investments in affiliates, partially offset by $2.7 million of proceeds from the sale of a building in Europe and $0.5 million of proceeds from affiliate distributions. As of January 31, 2007, the Company had $27.2 million of investments in affiliates, which may be a potential source of future liquidity.

However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities. During the six months ended January 31, 2007, the Company invested approximately $3.7 million in a new ERP system in connection with its strategy to create a global integrated supply-chain system infrastructure that extends from front-end order management through distribution returns management. We currently expect to invest a total of approximately $31.5 million in this initiative, of which approximately 60% has been incurred to date.

Financing activities of continuing operations used cash of $0.1 million for the six months ended January 31, 2007 and provided cash of $9.8 million for the prior six months ended January 31, 2006. The $0.1 million of cash used in financing activities for the six months ended January 31, 2007 primarily related to $0.2 million of capital leases repayments offset by $0.1 million related to proceeds from the issuance of common stock from the exercise of employee stock options and the employee stock purchase plan. For the six months ended January 31, 2006 the $9.8 million of cash provided by financing activities includes $11.0 million of borrowings under the revolving line of credit needed to support the demand for certain customer products, $0.6 million of proceeds from the issuance of common stock from the exercise of employee stock options and the employee stock purchase plan and $1.6 million of cash used in the repayment of a mortgage in connection with the sale of a building in Europe. We are not dependent on liquidity from financing activities to fund either our short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Given our cash resources as of January 31, 2007, we believe that we have sufficient working capital and liquidity to support our operations, as well as continue to make investments through our venture capital business over the next fiscal year and for the foreseeable future. However, should additional capital be needed to fund future investment and acquisition activity, then we may seek to raise additional capital through offerings of our stock, or through debt financing. There can be no assurance, however, that we will be able to raise additional capital on terms that are favorable to us, or at all.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006. The Company reviewed its contractual obligations as of January 31, 2007 and determined that there were no significant changes noted since those reported in the 10-K.

The Company applies the disclosure provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others”, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34, to our agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5 by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is a guarantor.

From time to time, the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries or former subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. In 1999, a subsidiary of the Company entered into a facility lease with a term ending in November 2006. The Company issued a guaranty in connection with this lease. The Company divested of its interest in the subsidiary in 2002. During the quarter ended October 31, 2006, the Company became aware that this lease recently had been amended to extend the lease term through November 2016 with cumulative base rent of approximately $16.8 million. The Company is currently evaluating the effect of this extension on its prior guaranty.

From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company including with respect to certain intellectual property, such as databases, software masters, certificates of authenticity and similar valuable intellectual property. As of January 31, 2007, the Company had no recorded liabilities with respect to these arrangements.

Critical Accounting Policies

The preparation of our quarterly financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation expense, inventories, investments, income taxes, restructuring, impairment of long-lived assets, goodwill and other intangible assets, contingencies and litigation. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: preparing investment valuations; determining discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; determining future lease assumptions related to restructured facility lease obligations; and establishing income tax liabilities are the estimates most likely to have a material impact on our financial position and the results of operations. Some accounting policies may have a significant impact on amounts reported in these financial statements. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006 in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of SFAS No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating SFAS No. 159 and the impact that it may have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS No. 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan in The Netherlands and to provide the required disclosures commencing as of July 31, 2007. The Company is currently evaluating the impact, if any, that SFAS No. 158 may have on its results of operations or financial position.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on the company’s balance sheet and statement of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first fiscal year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact that SAB No. 108 may have on the Company’s results of operations or financial position and expects to adopt in fiscal 2007.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company beginning in fiscal 2008. The Company is currently evaluating the impact, if any, that FIN 48 may have on the Company’s results of operations or financial position.

In March 2006, the FASB issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-3 is effective for the first interim reporting period beginning after December 15, 2006. The Company is evaluating the impact, if any, that EITF 06-3 may have on the Company’s results of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market values of its investments. The carrying values of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying value of the revolving line of credit, long-term debt and capital lease obligations approximate fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our condensed consolidated balance sheet.

Interest Rate Risk

The Company has from time to time used derivative financial instruments to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The derivatives the Company uses are straightforward instruments with liquid markets. At January 31, 2007, the Company was primarily exposed to the Prime Rate and the London Interbank Offered Rate (LIBOR) on its outstanding borrowing arrangements, and the Company had no open derivative positions with respect to its borrowing arrangements. A hypothetical 100 basis point increase in our interest rates would result in an approximate 10%, or $0.1 million increase, in our interest expense for the six months ended January 31, 2007.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy.

Our exposure to market risk for changes in interest rates relates primarily to our investment in short-term investments. At January 31, 2007, the Company had available-for-sale securities, a significant portion of which are classified as short-term investments in our condensed consolidated balance sheet. These short-term investments include corporate and state municipal obligations such as commercial paper and auction rate securities (ARS), but may also include certificates of deposit and institutional market funds. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through “Dutch auctions” generally conducted every 7 to 90 days by a trust company or broker/dealer on behalf of the issuer. We believe these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty years. We mitigate default risk by investing in instruments that are rated AAA by Moody’s and Fitch Ratings, or equivalent. Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investments guidelines and market conditions.

Foreign Currency Exchange Rate Risk

Prior to the Modus acquisition, the Company had minimal exposure to changes in foreign currency exchange rates, and as such, it had not used derivative financial instruments to manage foreign currency exchange rate fluctuation risk. As a result of the acquisition of Modus, the Company has added operations in various countries and currencies throughout the world and its operating results and financial position are subject to greater exposure from significant fluctuations in foreign currency exchange rates. Modus historically used derivative financial instruments, principally foreign currency exchange contracts on a limited basis to assist in managing the exposure that results from such fluctuations, and the Company continues such practice.

International revenues from our foreign operating segments accounted for approximately 63% of total net revenues for the three and six months ended January 31, 2007. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

We are also exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three and six months ended January 31, 2007, we recorded foreign currency translation gains of $0.7 million and $1.3 million, respectively. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three and six months ended January 31, 2007, we recorded foreign currency transaction losses of $0.7 million and $1.2 million, respectively, which are recorded in other gains (losses), net in our condensed consolidated statements of operations.

Our international business is subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign currency exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. As foreign currency exchange rates vary, our international financial results may vary from expectations and adversely impact our overall operating results.

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

In addition to the other information set forth in this report, including in the first paragraph under “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K. The four risk factors below were disclosed on our Annual Report on Form 10-K and have been updated as of January 31, 2007.

We may have difficulty achieving and sustaining operating profitability, and if we deplete our working capital balances, our business will be materially and adversely affected.

During the fiscal quarter ended January 31, 2007, we reported operating income of approximately $11.3 million. While we have reported operating profitability in recent past periods, as a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict and may fluctuate significantly. We anticipate that we will continue to incur significant operating expenses in the future, including significant costs of revenue and general and administrative expenses. We also have significant commitments and contingencies, including borrowings under a revolving line of credit, real estate leases, continuing stadium sponsorship obligations, and inventory purchase obligations. Therefore, we cannot assure you that we will sustain operating profitability in the future. We may also use significant amounts of cash to grow and expand our operations, including through additional acquisitions. At January 31, 2007, we had consolidated cash, cash equivalents, available for sale securities and short-term investments balance of approximately $275.0 million and fixed contractual obligations of $202.0 million. If we are unable to sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

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

In addition, the loss of any one or more of our key clients would cause our revenues to decline. For the three and six months ended January 31, 2007, sales to Hewlett-Packard accounted for approximately 29% and 32%, respectively, of our consolidated net revenue and sales to Advanced Micro Devices accounted for approximately 11% and 12%, respectively, of our consolidated net revenue. In fiscal 2006, sales to Kodak accounted for 11% of our consolidated net revenue. In fiscal 2007, we expect to realize lower annual revenues from Kodak as a result of changes to certain programs that we currently execute on their behalf. For the first six months of fiscal 2007 sales to Kodak declined by $41.1 million as compared to fiscal 2006. In addition, the Company was recently informed that a business unit of Hewlett-Packard intends to migrate away from ModusLink a program which accounts for approximately $100.0 million of annual revenue. The operating income associated with this program is estimated at less than $3.0 million per year. The Company expects volumes associated with this program to decline late in the third quarter and does not expect the loss of this program to have a significant impact on results for fiscal 2007. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. We do not have any agreements which obligate any client to buy a minimum amount of products or services. We do not have any agreements which designate us as the sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard, or any other key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. We cannot assure you that our revenue from key clients will not decline in future periods.

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

Following our acquisition of Modus in August 2004, we continue to identify ways to increase efficiencies and productivity and effect cost savings. We have undertaken and implemented projects designed to increase our operational efficiencies, including the standardization to a global business solutions platform through the investment of approximately $31.5 million in an ERP system. Our cost estimate has increased from time to time, primarily as a result of changes to our implementation schedule and infrastructure requirements. We have also begun the implementation of a shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We cannot assure you that the completion of these projects will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs. If we are unable to complete these projects in a timely manner and without significant problems, or do not achieve expected results, our business, financial position and operating results may be adversely affected.

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

We currently conduct business in Mexico, China, Taiwan, Singapore, Malaysia, Hungary, Ireland, the Czech Republic, France, The Netherlands and other foreign locations, in addition to our United States operations. International sales accounted for 63% of our total net revenue for the three and six months ended January 31, 2007. A portion of our international revenue cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. There is also additional risk if the currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we often enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

At the 2006 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) on December 6, 2006, the following matters were acted upon by the stockholders of the Company:

1.	The election of three Class I Directors, Francis J. Jules, Joseph C. Lawler and Michael J. Mardy, for the ensuing three years;

2.	The authorization of the Board of Directors, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its stockholders, to amend the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse split of the Company’s issued and outstanding shares of Common Stock by a ratio of 1-for-5, without further approval or authorization of the Company’s stockholders;

3.	The authorization of the Board of Directors, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its stockholders, to amend the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse split of the Company’s issued and outstanding shares of Common Stock by a ratio of 1-for-10, without further approval or authorization of the Company’s stockholders;

4.	The authorization of the Board of Directors, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its stockholders, to amend the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse split of the Company’s issued and outstanding shares of Common Stock by a ratio of 1-for-15, without further approval or authorization of the Company’s stockholders;

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

6.	The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the current fiscal year.

The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of October 18, 2006 was 486,940,574. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Anthony J. Bay, Virginia G. Breen, Thomas H. Johnson and Edward E. Lucente. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON- VOTES
1. Election of three Directors as a Class I Director:
Francis J. Jules	385,377,394	16,092,792	N/A	N/A	N/A
Joseph C. Lawler	390,423,922	11,046,264	N/A	N/A	N/A
Michael J. Mardy	390,727,352	10,742,834	N/A	N/A	N/A

2. Authorization of 1-for-5 reverse stock split	375,261,642	N/A	24,644,719	1,563,825	N/A

3. Authorization of 1-for-10 reverse stock split	367,934,373	N/A	32,037,497	1,498,316	N/A

4. Authorization of 1-for-15 reverse stock split	364,320,148	N/A	35,451,648	1,698,390	N/A

5. Authorization of 1-for-20 reverse stock split	364,798,621	N/A	35,001,711	1,669,854	N/A

6. Ratification of KPMG LLP	392,296,847	N/A	7,451,917	1,721,422	N/A

Item 5.	Other Information.

During the quarter ended January 31, 2007, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference into, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMGI, INC.

Date: March 12, 2007	By:	/s/ DAVID J. RILEY
David J. Riley
Interim Chief Financial Officer and Treasurer

EXHIBIT INDEX

10.1	First Amendment to Second Amended and Restated Loan and Security Agreement, dated October 29, 2006, among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holding Corp., the lenders party thereto and LaSalle Bank National Association, as a lender and as Agent for the lenders.

10.2	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated January 9, 2007, among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holding Corp., the lenders party thereto and LaSalle Bank National Association, as a lender and as Agent for the lenders.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Interim Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.