Form 10-Q
period 2007-04-30
CMGI INC
filed 2007-06-11
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

As of June 6, 2007, there were 488,602,614 shares outstanding of the registrant’s Common Stock, $.01 par value per share.

CMGI, INC.

FORM 10-Q

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 30, 2007	July 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$137,325	$131,728
Available-for-sale securities	848	2,554
Short-term investments	112,100	94,450
Accounts receivable, trade, net of allowance for doubtful accounts of $1,224 and $1,123 at April 30, 2007 and July 31, 2006, respectively	211,953	175,391
Inventories	67,566	77,887
Prepaid expenses and other current assets	13,243	11,638
Current assets of discontinued operations	—	1,962

Total current assets	543,035	495,610

Property and equipment, net	53,162	46,020
Investments in affiliates	26,736	20,655
Goodwill	181,376	181,239
Other intangible assets, net	12,922	16,540
Other assets	3,020	3,139

	$820,251	$763,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital lease	$456	$321
Accounts payable	142,530	151,077
Current portion of accrued restructuring	4,461	5,368
Accrued income taxes	6,993	5,502
Accrued expenses	55,747	43,526
Other current liabilities	3,022	2,819
Current liabilities of discontinued operations	3,057	4,775

Total current liabilities	216,266	213,388

Revolving line of credit	24,786	24,786
Long-term portion of accrued restructuring	5,354	6,831
Obligations under capital leases, less current installments	446	548
Other long-term liabilities	13,211	15,629
Non-current liabilities of discontinued operations	2,256	4,106
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at April 30, 2007 and July 31, 2006	—	—
Common stock, $0.01 par value per share. Authorized 1,405,000,000 shares; issued and outstanding 485,438,441 at April 30, 2007 and 483,948,888 shares at July 31, 2006	4,886	4,865
Additional paid-in capital	7,459,561	7,455,076
Accumulated deficit	(6,912,700)	(6,968,315)
Accumulated other comprehensive income	6,185	6,289

Total stockholders’ equity	557,932	497,915

	$820,251	$763,203

See accompanying notes to condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Net revenue	$282,078	$264,748	$890,466	$887,006
Operating expenses:
Cost of revenue	252,111	235,886	789,923	796,768
Selling	3,404	5,108	10,489	15,789
General and administrative	24,494	21,710	67,056	63,103
Amortization of intangibles	1,206	1,206	3,618	3,618
Restructuring, net	(14)	2,582	2,181	8,885

Total operating expenses	281,201	266,492	873,267	888,163

Operating income (loss)	877	(1,744)	17,199	(1,157)

Other income (expense):
Interest income	2,551	1,443	7,395	4,000
Interest expense	(660)	(795)	(1,901)	(2,069)
Other gains, net	5,073	21,976	34,025	24,093
Equity in income (losses) of affiliates, net	868	325	2,002	(73)

	7,832	22,949	41,521	25,951

Income from continuing operations before income taxes	8,709	21,205	58,720	24,794
Income tax expense (benefit)	(909)	(738)	3,378	963

Income from continuing operations	9,618	21,943	55,342	23,831
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(203)	(269)	273	(6,340)

Net income	$9,415	$21,674	$55,615	$17,491

Basic and diluted earnings per share:
Earnings from continuing operations	$0.02	$0.04	$0.11	$0.05
Income (loss) from discontinued operations	(0.00)	(0.00)	0.00	(0.01)

Net earnings	$0.02	$0.04	$0.11	$0.04

Shares used in computing basic earnings per share	484,756	483,188	484,523	482,614

Shares used in computing diluted earnings per share	490,553	485,927	487,169	486,868

See accompanying notes to condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2007	2006
Cash flows from operating activities of continuing operations:
Net income	$55,615	$17,491
Income (loss) from discontinued operations	273	(6,340)

Income from continuing operations	55,342	23,831
Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operations:
Depreciation	10,452	8,108
Amortization of intangible assets	3,618	3,618
Stock-based compensation	3,789	5,348
Non-operating gains, net	(34,025)	(23,017)
Gain on sale of building	—	(2,749)
Equity in (income) losses of affiliates	(2,002)	73
Non-cash restructuring	101	312
Changes in operating assets and liabilities:
Trade accounts receivable, net	(25,545)	(23,506)
Inventories	13,939	(5,004)
Prepaid expenses and other current assets	(988)	218
Accounts payable, accrued restructuring and accrued expenses	(8,931)	5,893
Prepaid and accrued income taxes, net	(2,101)	(109)
Other assets and liabilities	(878)	(507)

Net cash provided by (used in) operating activities of continuing operations	12,771	(7,491)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(17,857)	(11,762)
Net proceeds from sale of building	—	2,749
Proceeds from affiliate distributions	34,978	28,628
Purchases of short-term investments	(942,800)	(188,900)
Maturities of short-term investments	925,150	101,400
Investments in affiliates	(7,178)	(5,834)
Business acquisition, net of cash acquired	(2,165)	—
Proceeds from sale of available for sale securities	—	69

Net cash used in investing activities of continuing operations	(9,872)	(73,650)

Cash flows from financing activities of continuing operations:
Repayments of long-term debt	—	(1,638)
Repayments of capital leases	(267)	(213)
Proceeds from revolving line of credit	—	11,000
Proceeds from issuance of common stock	706	972

Net cash provided by financing activities of continuing operations	439	10,121

Cash flows from discontinued operations:
Operating cash flows	(127)	161
Investing cash flows	—	(218)

Net cash used in discontinued operations	(127)	(57)

Net effect of exchange rate changes on cash and cash equivalents	2,386	1,091

Net increase (decrease) in cash and cash equivalents	5,597	(69,986)
Cash and cash equivalents at beginning of period	131,728	192,483

Cash and cash equivalents at end of period	$137,325	$122,497

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

CMGI’s business strategy in recent years has led to the development, acquisition and operation of majority-owned subsidiaries focused on supply chain management services, as well as the strategic investment in emerging, innovative and promising technology companies. ModusLink is a supply chain management market leader with 36 locations in 13 countries with a significant presence in Asia and Europe. ModusLink serves diversified markets that include leaders in the hardware, software, consumer electronics, telecommunications and storage markets. On April 2, 2007, ModusLink acquired full ownership of its Japan-based joint venture. ModusLink previously had a 40% interest in the entity.

B. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2006 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 16, 2006. The results for the three month and nine month periods ended April 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified in accordance with U.S. GAAP to conform to the current year presentation.

The Company reports three operating segments, Americas, Asia and Europe. In addition to its three operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, administration costs related to the Company’s venture capital business and any residual results of operations from previously divested operations.

In accordance with U.S. GAAP, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and between the Company’s subsidiaries.

C. NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of SFAS No. 115, which permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating SFAS No. 159 and the impact that it may have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position (with limited exceptions). Under SFAS No. 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan in The Netherlands and to provide the required disclosures as of July 31, 2007. The Company is currently evaluating the impact, if any, that SFAS No. 158 may have on its results of operations or financial position.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on the company’s balance sheet and statement of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first fiscal year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact that SAB No. 108 may have on its results of operations or financial position and will adopt this standard in fiscal 2007.

In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for the Company beginning in fiscal 2008. The Company is currently evaluating the impact that FIN No. 48 may have on its results of operations or financial position.

D. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company classifies all highly liquid investments with original maturities of 90 days or less at the time of purchase as a cash equivalent. Investments with maturities greater than 90 days to twelve months at the time of purchase are considered short-term investments.

As of April 30, 2007 and July 31, 2006, the Company had short-term investments in Auction Rate Securities (“ARS”) of approximately $112.1 million and $94.5 million, respectively. ARS generally have long-term stated

maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. These ARS are classified as short-term investments on the accompanying condensed consolidated balance sheets due to management’s ability and intent regarding these securities and are accounted for as available-for-sale, in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” As of April 30, 2007 and July 31, 2006, there were no unrealized gains or losses associated with these investments as cost approximates fair value.

E. GOODWILL AND INTANGIBLE ASSETS

The purchase price of the assets acquired and the liabilities assumed in a business combination are subject to an allocation period in accordance with SFAS 141, “Business Combinations.” In connection with the Modus Media, Inc. (“Modus”) acquisition, the allocation period for all adjustments other than those related to tax carryforwards and contingencies expired during the quarter ended October 31, 2005, while the allocation period for certain tax adjustments and contingencies will remain open in accordance with SFAS 109 “Accounting for Income Taxes.” During the nine months ended April 30, 2007, total purchase accounting adjustments recorded were approximately $0.1 million. An adjustment of $1.1 million was recorded related to a tax contingency arising from a tax audit by the local tax authorities in Asia for a period prior to the acquisition of Modus, which was offset by adjustments related to the utilization of pre-acquisition net operating losses in the Americas, Europe and Asia regions of approximately $1.2 million, $0.3 million and $0.2 million, respectively. Additionally, approximately $0.7 million of goodwill was recognized in Asia as a result of ModusLink acquiring full ownership of its Japan-based joint venture. ModusLink previously had a 40% interest in the entity.

The changes in the carrying amount of goodwill by operating segment for the nine months ended April 30, 2007 are as follows:

	Americas	Europe	Asia	Total
	(in thousands)
Balance as of July 31, 2006	$78,625	$30,743	$71,871	$181,239
Purchase price adjustments from acquisition of Modus	(1,168)	(274)	918	(524)
Goodwill from acquisition of Japan-based joint venture	—	—	661	661

Balance as of April 30, 2007	$77,457	$30,469	$73,450	$181,376

The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” The Company’s policy is to perform its annual impairment testing for all reporting units, determined to be the Americas, Europe and Asia operating segments, in the fourth quarter of each fiscal year. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Management uses third party valuation experts to assist in its determination of the fair value of reporting units subject to impairment testing. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in preparing our valuations of the Company’s reporting units differ materially for purposes of impairment testing from actual future results, the Company may record impairment charges in the future and our financial results may be materially adversely affected.

F. SHARE-BASED PAYMENTS

Approximately 1.4 million stock options were awarded to new executives during the quarter ended April 30, 2007 at a weighted average exercise price of $2.08 per share. The weighted average fair value was $0.86 per share. The weighted average fair value was calculated using the binomial-lattice model with the following weighted average assumptions. The expected volatility was 49.68%, the risk-free rate was 4.53% and the expected life was 4.12.

Additionally, approximately 0.8 million nonvested shares were awarded to certain executives during the quarter ended April 30, 2007 at a weighted average fair value of $2.08 per share. The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date.

G. OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains, net”:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
		(in thousands)
Loss on impairment of marketable securities	$—	$—	$—	$(77)
Gain on sale of investments	4,719	22,609	34,971	23,155
Foreign exchange gains (losses)	324	(935)	(942)	(1,940)
Gain on sale of building	—	—	—	2,749
Other, net	30	302	(4)	206

	$5,073	$21,976	$34,025	$24,093

During the three months ended April 30, 2007 the Company recorded a gain on sale of investments of approximately $4.7 million. Approximately $1.6 million was a result of the acquisition by a third party of Mitchell International, Inc., an @Ventures portfolio company. Additionally, gains of approximately $2.5 million and $0.6 million, respectively, were recorded to adjust previously recorded gains on acquisitions of WebCT, Inc. and Realm Business Solutions, Inc., due to the release of funds held in escrow. WebCT, Inc. and Realm Business Solutions, Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. During the nine months ended April 30, 2007, the Company recorded a gain on sale of investments of approximately $35.0 million. In addition to the gains noted above, a gain of approximately $28.7 million was recorded on the acquisition of Avamar Technologies, Inc. (“Avamar”), an @Ventures portfolio company, by a third party. Under the terms of the agreement, Avamar was acquired in a cash transaction valued at approximately $165.0 million. The Company may also receive up to an additional $3.3 million of consideration currently held in escrow, subject to the satisfaction of certain indemnification provisions of the transaction. These potential proceeds from escrow have not been included in the recorded gain. Additionally, during the nine months ended April 30, 2007, gains of approximately $1.2 million and $0.3 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of Molecular, Inc. and Alibris, Inc., due to the release of funds held in escrow. Molecular, Inc. and Alibris, Inc. were also @Ventures portfolio companies that were acquired by third parties in previous reporting periods. The foreign currency exchange loss for the nine months ended April 30, 2007 relates primarily to unhedged foreign currency exposures in Asia.

During the three months ended April 30, 2006, the Company recorded gains of approximately $19.4 million and $3.2 million, respectively, as a result of the acquisitions of WebCT, Inc. and Realm Business Solutions, Inc. by third parties. In addition, during the nine months ended April 30, 2006, the Company recorded a gain of approximately $0.5 million to adjust a previously recorded gain on the acquisition by a third party of Molecular, Inc., due to the release of funds held in escrow and the Company recorded approximately $2.7 million related to the sale of a building in Ireland. During the three months and nine months ended April 30, 2006, the Company recorded foreign exchange losses of approximately $0.9 million and $1.9 million, respectively.

H. RESTRUCTURING CHARGES

The following table summarizes the activity in the restructuring accrual for the three and nine months ended April 30, 2007:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2006	$1,521	$10,678	$—	$12,199

Restructuring charges	198	2	—	200
Restructuring adjustments	(17)	(370)	—	(387)
Cash charges	(852)	(726)	—	(1,578)

Accrued restructuring balance at October 31, 2006	$850	$9,584	$—	$10,434

Restructuring charges	522	1,563	259	2,344
Restructuring adjustments	(27)	218	(153)	38
Cash charges	(285)	(867)	—	(1,152)
Non-cash charges	—	—	(106)	(106)

Accrued restructuring balance at January 31, 2007	$1,060	$10,498	$—	$11,558

Restructuring charges	105	7	—	112
Restructuring adjustments	97	(218)	(5)	(126)
Cash charges	(489)	(1,245)	—	(1,734)
Non-cash charges	—	—	5	5

Accrued restructuring balance at April 30, 2007	$773	$9,042	$—	$9,815

It is expected that the payments of employee-related charges will be substantially completed by October 2007. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the current and previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by May 2012.

The net restructuring amounts for the three and nine months ended April 30, 2007 and 2006, respectively, would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
		(in thousands)
Cost of revenue	$(38)	$2,323	$865	$4,563
Selling	—	128	389	363
General and administrative	24	131	927	3,959

	$(14)	$2,582	$2,181	$8,885

During the three months ended April 30, 2007 the Company recorded a net reduction to restructuring charges of approximately $14,000. For the nine months ended April 30, 2007, the Company recorded net restructuring charges of approximately $2.2 million. Restructuring charges consisted of approximately $0.1 million for the three month period and approximately $0.9 million for the nine month period, relating to a workforce reduction of approximately 7 and 48 employees for the three and nine month periods, respectively. For the three month period the $0.1 million in workforce reduction relates to a shutdown of a facility in Korea. In addition to the above, for the nine month period the workforce reduction charges of approximately $0.9 million primarily relate to the reorganization of the global sales team in the Europe region and the elimination of redundant positions related to the Company’s hub and spoke initiative from the Americas region as well as a closure of the West Valley, Utah facility in the Americas. Additionally, during the nine month period the Company recorded approximately $1.6 million relating to early termination charges and unutilized lease facilities for which the Company expects to realize no future economic benefit primarily due to the continued restructuring activities of the Netherlands facilities in the Europe region as well as restructuring activities from closure of the Utah facility. During the three and nine month periods, the Company also recorded net adjustments of approximately $0.2 million and $0.4 million, respectively, to decrease previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the estimated length of time of the subleased space and the expected rent recovery rate related to the vacant space.

During the three and nine months ended April 30, 2006, the Company recorded net restructuring charges of approximately $2.6 million and $8.9 million, respectively. These charges consisted of approximately $0.3 million for the three month period and $4.3 million for the nine month period, relating to a workforce reduction of approximately 25 and 106 employees for the three and nine month periods, respectively, primarily related to the elimination of redundant positions in the Europe and the Americas regions. In addition, during the three and nine months ended April 30, 2006, the Company recorded approximately $2.2 million and $3.6 million, respectively, of facility lease obligations primarily due to the closure of plants in Ireland and Scotland and the consolidation of two plants in the Netherlands. During the three and nine month periods, respectively, the Company also recorded net adjustments of approximately $0.1 million and $0.7 million, respectively, to increase previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the estimated length of time of the subleased space and the expected rent recovery rate related to the vacant space.

In addition, during the nine months ended April 30, 2006, the Company recorded a purchase accounting adjustment to goodwill of approximately $4.3 million for restructuring activities related to the acquisition of Modus. These restructuring activities occurred primarily in the Americas and Europe regions in the amounts of $0.4 million and $3.9 million, respectively. The restructuring in the Americas region was employee severance related in connection with the elimination of redundant positions. The restructuring in Europe primarily related to the closure of the plant in Scotland and consists of approximately $3.1 million of severance for 130 employees and $0.8 million relating to unoccupied facilities for which the Company expects to realize no future economic benefits.

The following table summarizes the restructuring accrual by operating segment and the Other category for the three and nine months ended April 30, 2007:

	Americas	Asia	Europe	Other	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2006	$5,864	$51	$6,037	$247	$12,199

Restructuring charges	87	—	95	18	200
Restructuring adjustments	(380)	(18)	10	1	(387)
Cash charges	(812)	55	(624)	(197)	(1,578)

Accrued restructuring balance at October 31, 2006	$4,759	$88	$5,518	$69	$10,434

Restructuring charges	1,275	172	894	3	2,344
Restructuring adjustments	214	(167)	(9)	—	38
Cash charges	(927)	(37)	(121)	(67)	(1,152)
Non-cash charges	(259)	153	—	—	(106)

Accrued restructuring balance at January 31, 2007	$5,062	$209	$6,282	$5	$11,558

Restructuring charges	—	112	—	—	112
Restructuring adjustments	(89)	(5)	(32)	—	(126)
Cash charges	(1,008)	(196)	(530)	—	(1,734)
Non-cash charges	—	5	—	—	5

Accrued restructuring balance at April 30, 2007	$3,965	$125	$5,720	$5	$9,815

I. DERIVATIVES AND FINANCIAL INSTRUMENTS

The Company enters into forward currency exchange contracts to manage exposures to certain foreign currencies. The fair value of the Company’s foreign currency exchange contracts is estimated based on the foreign exchange rates as of April 30, 2007. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. At April 30, 2007, the notional value of the Company’s foreign currency exchange contracts was to sell 12.9 million U.S. Dollars and to buy 9.5 million Euros.

The Company believes that its forward currency exchange contracts economically function as effective hedges of the underlying exposures; however, the foreign currency contracts do not meet the specific criteria for hedge accounting defined in SFAS No. 133, thus requiring the Company to record all changes in the fair value of these contracts in earnings in the period of the change. During the nine months ended April 30, 2007, the Company recorded a loss of approximately $17,500 as a result of fair value changes on its outstanding forward currency exchange contracts. This loss has been included in “Other gains, net” in the Company’s condensed consolidated statement of operations.

J. SEGMENT INFORMATION

Based on the information provided to the Company’s Chief Operating Decision-Maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance, the Company reports three operating segments, Americas, Asia and Europe. In addition to its three current operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, administration costs related to the Company’s venture capital affiliates and any residual results of operations from previously divested operations.

Management evaluates segment performance based on segment net revenue, operating income (loss) and “Non-GAAP operating income (loss)”, which we define as operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, amortization of intangible assets, stock-based compensation and restructuring. The Company believes that its Non-GAAP measure of operating income (loss) provides investors with a useful supplemental measure of the Company’s operating performance by excluding the impact of non-cash charges and restructuring activities. Each of the excluded items (depreciation, long-lived asset impairment, amortization of intangible assets, stock-based compensation and restructuring) were excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses Non-GAAP operating income (loss) to assist in evaluating the performance of the Company’s core operations. Non-GAAP operating income (loss) does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies. These Non-GAAP results should not be evaluated in isolation of, or as a substitute for, the Company’s financial results prepared in accordance with U.S. GAAP.

For the three and nine months ended April 30, 2007, sales to Hewlett-Packard accounted for approximately 33% and 31%, respectively, of the Company’s consolidated net revenue and sales to Advanced Micro Devices accounted for approximately 14% and 12%, respectively, of the Company’s consolidated net revenue. For the three and nine months ended April 30, 2006, sales to Hewlett-Packard accounted for approximately 31% and 29% of the Company’s consolidated net revenue, respectively. For the three months ended April 30, 2006, sales to Advanced Micro Devices accounted for approximately 12% of the Company’s consolidated net revenue. For the nine months ended April 30, 2006, sales to Kodak accounted for approximately 12% of the Company’s consolidated net revenue.

Summarized financial information of the Company’s continuing operations by operating segment and the Other category is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
		(in thousands)
Net revenue:
Americas	$87,331	$107,098	$314,788	$380,538
Asia	76,352	62,229	219,915	185,897
Europe	118,395	95,421	355,763	320,571

	$282,078	$264,748	$890,466	$887,006

Operating income (loss):
Americas	$608	$3,542	$13,424	$15,012
Asia	7,660	2,613	25,412	13,841
Europe	(2,734)	(3,429)	(8,074)	(17,469)

Sub-total	5,534	2,726	30,762	11,384

Other	(4,657)	(4,470)	(13,563)	(12,541)

	$877	$(1,744)	$17,199	$(1,157)

Non-GAAP operating income:
Americas	$2,243	$5,622	$19,611	$21,278
Asia	9,800	4,637	31,328	19,102
Europe	(645)	276	(2,228)	(6,366)

Sub-total	11,398	10,535	48,711	34,014
Other	(3,935)	(3,525)	(11,472)	(9,212)

	$7,463	$7,010	$37,239	$24,802

Non-GAAP operating income	$7,463	$7,010	$37,239	$24,802
Adjustments:
Depreciation	(4,107)	(3,407)	(10,452)	(8,108)
Amortization of intangible assets	(1,206)	(1,206)	(3,618)	(3,618)
Stock-based compensation	(1,287)	(1,559)	(3,789)	(5,348)
Restructuring, net	14	(2,582)	(2,181)	(8,885)

GAAP operating income (loss)	$877	$(1,744)	$17,199	$(1,157)
Other income	7,832	22,949	41,521	25,951
Income tax expense (benefit)	(909)	(738)	3,378	963
Income (loss) from discontinued operations	(203)	(269)	273	(6,340)

Net income	$9,415	$21,674	$55,615	$17,491

	April 30, 2007	July 31, 2006
	(in thousands)
Total assets of continuing operations:
Americas	$242,300	$239,387
Asia	224,674	204,164
Europe	187,171	177,049

Sub-total	654,145	620,600
Other	166,106	140,641

	$820,251	$761,241

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

For the three and nine months ended April 30, 2007, approximately 5.8 million and 2.6 million weighted average common stock equivalents, respectively, were included in the denominator in the calculation of diluted earnings per share. For the three and nine months ended April 30, 2007 approximately 3.5 million and 8.1 million common stock equivalent shares, respectively, and 0.9 million and 1.2 million, nonvested shares, respectively, were excluded from the denominator in the calculation of diluted earnings per share calculation as their inclusion would have been antidilutive.

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

L. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income, net of income taxes, are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
		(in thousands)
Net income	$9,415	$21,674	$55,615	$17,491
Net unrealized holding gain (loss) on securities	(152)	(246)	(1,705)	2,662
Foreign currency translation adjustment arising during the period	279	983	1,601	2,317

Comprehensive income	$9,542	$22,411	$55,511	$22,470

The components of accumulated other comprehensive income are as follows:

	April 30, 2007	July 31, 2006
	(in thousands)
Net unrealized holding gains on securities	$623	$2,328
Cumulative foreign currency translation adjustment	5,562	3,961

Accumulated other comprehensive income	$6,185	$6,289

M. INVENTORIES

Inventories at April 30, 2007 and July 31, 2006 consisted of the following:

	April 30, 2007	July 31, 2006
	(in thousands)
Raw Materials	$41,406	$48,539
Work-in-process	1,098	1,248
Finished Goods	25,062	28,100

	$67,566	$77,887

N. DISCONTINUED OPERATIONS AND DIVESTITURES

During fiscal year 2006, the Company divested SalesLink’s marketing distribution services business to Automatic Data Processing, Inc. (“ADP”). The operations of this business have been classified in the Company’s financial statements as discontinued operations. This business unit had previously been included within the Company’s Americas reporting segment.

For the three and nine months ended April 30, 2007, the Company recorded a loss from discontinued operations of approximately $0.2 million and income from discontinued operations of approximately $0.3 million, respectively, primarily related to adjustments to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding the estimated length of time of the subleased space and the expected rent recovery rate related to the vacant space.

For the three months ended April 30, 2006, the Company recorded a loss from discontinued operations of approximately $0.3 million representing net revenue of $3.4 million less operating expenses of $3.7 million. For the nine months ended April 30, 2006, the Company recorded a loss from discontinued operations of approximately $6.3 million. The loss from discontinued operations reflects an operating loss from discontinued operations of approximately $1.0 million, representing net revenue of $10.6 million less operating expenses of $11.6 million, a $2.6 million impairment charge for an other than temporary decline in the carrying value of a note receivable and warrant as well as a loss on a business unit of $2.8 million.

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

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Part II—Item 1A. below and elsewhere in this report and the risks discussed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

We also invest in emerging, innovative and promising technologies and industries through our venture capital business, @Ventures. During the nine months ended April 30, 2007, an aggregate of approximately $7.2 million was invested by @Ventures and approximately $35.0 million of proceeds was received by @Ventures from liquidity events from portfolio companies.

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

During the latter part of fiscal 2005, we developed a set of strategic initiatives and an operating plan focused on increasing both revenue and profitability. We view the continued development of our global operational infrastructure and footprint as a primary source of differentiation in the marketplace. We believe that by leveraging our global footprint we will be able to optimize our clients’ supply chains using multi-facility, multi-geographic solutions. In line with this focus, during fiscal 2005, we made our initial investment in the implementation of a new global systems infrastructure, the foundation of which will be run on an Enterprise Resource Planning (“ERP”) system based on SAP.

During fiscal 2007, our focus is on executing against our strategic plan, including the continued implementation of the following initiatives to achieve our goals:

Drive sales growth through a combination of existing client penetration, and targeting new vertical markets; A significant portion of our revenues are currently generated from clients in the computing and software vertical markets. These verticals are mature and, as a result, gross margins in these verticals are low. To address this, we have expanded our sales focus to include three new vertical markets in addition to the computing and software verticals that we believe can benefit from our supply chain expertise. We believe these verticals, communications, storage devices, and consumer electronics, are experiencing faster growth than our historical markets, and represent opportunities to realize higher gross margins on our services. Companies in these markets often are early in their product life cycles and have significant need for a supply chain partner who will be an extension to their business models.

Increase the value delivered to clients through service expansion; We will continue to focus on and invest in expanding our new services and solutions such as e-commerce and logistics management services offerings, which we believe will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect these solutions will enhance our gross margins and drive greater profitability. Further, we believe that the addition of new services to existing clients will strengthen our relationship with these clients, and further integrate us with their business.

Drive operational efficiencies throughout our organization; As a result of the acquisition of Modus Media, Inc. (“Modus”) in August 2004, the Company has been running multiple information technology systems at a significant cost. Our strategy is to offer an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution will enable clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and informed business decision making. We believe our clients will benefit greatly from a global integrated business solution while we reduce our operating costs. We currently expect to invest a total of approximately $31.5 million in this initiative, of which approximately 62% has been incurred to date. Another program that we expect will drive further operational efficiencies in the future is the implementation of a global shared services model utilizing a centralized “hub” location to service multiple “spoke” locations across the Americas, Asia and Europe regions. We believe this initiative will yield improved process standardization and operating efficiency gains, as well as lower our operating costs.

We believe that successful execution of these initiatives will enable the Company to increase its annual gross margin percentage to approximately 12% to 14% compared to the gross margin of approximately 10.3% in fiscal 2006 and 11.3% for the nine months ended April 30, 2007. We also believe that these initiatives will allow us to reduce our overall selling, general and administrative, restructuring and amortization costs to approximately 7% of revenue, compared to 10.2% in fiscal 2006 and 9.4% for the first nine months of fiscal 2007. These actions are expected to result in an operating margin between 5% and 7%. We will continue to work toward these goals during fiscal 2007 and fiscal 2008 and expect to be operating at these levels as we enter fiscal 2009. Among the key factors that will influence our performance against these goals are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, demand for our clients’ products, and demand for outsourcing services.

For the three months ended April 30, 2007, the Company reported net revenue of approximately $282.1 million, operating income of $0.9 million, income from continuing operations before income tax benefit of $8.7 million and net income of $9.4 million. For the nine months ended April 30, 2007, the Company reported net revenue of approximately $890.5 million, operating income of $17.2 million, income from continuing operations before income taxes of $58.7 million and net income of $55.6 million. We currently conduct business in The Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Mexico and other foreign locations, in addition to our United States operations. At April 30, 2007, we had cash and cash equivalents, available for sale securities and short-term investments of approximately $250.3 million, and working capital of $326.8 million.

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

Historically, a limited number of key clients have accounted for a significant percentage of our net revenue. For the three and nine months ended April 30, 2007, sales to Hewlett-Packard accounted for approximately 33% and 31%, respectively, of our consolidated net revenue and sales to Advanced Micro Devices accounted for approximately 14% and 12%, respectively, of our consolidated net revenue. For the three and nine months ended April 30, 2006, sales to Hewlett-Packard accounted for approximately 31% and 29%, respectively, of our consolidated net revenue. For the three months ended April 30, 2006, sales to Advanced Micro Devices accounted for approximately 12% of our consolidated net revenue. For the nine months ended April 30, 2006, sales to Kodak accounted for approximately 12% of our consolidated net revenue. In fiscal 2007, we have recognized lower annual revenues from Kodak as a result of changes to certain programs that we executed on their behalf in fiscal 2006. For the first nine months of fiscal 2007 sales to Kodak declined by approximately $55.3 million as compared to fiscal 2006. In addition, as previously announced, in February 2007, the Company was recently informed that a business unit of Hewlett-Packard intends to migrate away from ModusLink a program which accounts for approximately $100.0 million of annual revenue. The operating income associated with this program is estimated at less than $3.0 million per year. The Company expects volumes associated with this program to decline in the fourth quarter and does not expect the loss of this program to have a significant impact on results for fiscal 2007. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. We currently do not have any agreements which obligate any client to buy a minimum amount of products or services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

Basis of Presentation

The Company reports three operating segments, Americas, Asia and Europe. In addition to its three operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, administration costs related to the Company’s venture capital affiliates and any residual results of operations from previously divested operations.

In accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and between the Company’s subsidiaries.

Results of Operations:

Three months ended April 30, 2007 compared to the three months ended April 30, 2006

Net Revenue:

	Three Months Ended April 30, 2007	As a % of Total Net Revenue	Three Months Ended April 30, 2006	As a % of Total Net Revenue	$ Change	% Change
			(in thousands)
Americas	$87,331	31.0%	$107,098	40.5%	$(19,767)	(18.5)%
Asia	76,352	27.0%	62,229	23.5%	14,123	22.7%
Europe	118,395	42.0%	95,421	36.0%	22,974	24.1%

Total	$282,078	100.0%	$264,748	100.0%	$17,330	6.5%

Net revenue increased by approximately $17.3 million for the three months ended April 30, 2007, as compared to the same period in the prior fiscal year. This increase was net of a decrease in revenue from Kodak quarter over quarter of approximately $14.2 million in connection with a change in their supply chain model. The decline in Kodak revenue affected the Americas, Asia and Europe segments by approximately $7.6 million, $0.6 million, and $6.0 million, respectively. In addition to the decline mentioned above, the net revenue in the Americas region was also negatively impacted by lower revenue of approximately $6.8 million due to a change in a client’s program. The remaining decrease in the Americas revenue of approximately $5.4 million resulted primarily from a net overall decrease in client order volumes. Within the Asia region, the net revenue growth of approximately $14.1 million resulted primarily from increased order volumes and new programs for certain clients, offset by the decline in Kodak revenue mentioned above. Within the Europe region, the net revenue growth of approximately $23.0 million resulted from approximately $29.0 million of higher revenue due to a net overall increase in order volumes, new business and new programs for certain clients, offset by the decline in Kodak revenue mentioned above.

A significant portion of the Company’s client base operates in the technology sector, which is intensely competitive and very volatile. Our clients’ order volumes vary from quarter to quarter for a variety of reasons, including market acceptance of their new product introductions and overall demand for their products. This business environment, and our mode of transacting business with our clients, does not lend itself to precise measurement of the amount and timing of future order volumes, and as a result, future sales volumes and revenues could vary significantly from period to period. The Company sells primarily on a purchase order basis, rather than pursuant to contracts with minimum purchase requirements. These purchase orders are generally for quantities necessary to support near-term demand for our clients’ products.

Cost of Revenue:

	Three Months Ended April 30, 2007	As a % of Segment Net Revenue	Three Months Ended April 30, 2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$80,082	91.7%	$95,816	89.5%	$(15,734)	(16.4)%
Asia	59,761	78.3%	51,469	82.7%	8,292	16.1%
Europe	112,268	94.8%	88,601	92.9%	23,667	26.7%

Total	$252,111	89.4%	$235,886	89.1%	$16,225	6.9%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. Cost of revenue increased by approximately $16.2 million for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006. Gross margin was approximately 10.6% for the third quarter of fiscal 2007 as compared to 10.9% for the third quarter of fiscal 2006.

For the three months ended April 30, 2007, the Company’s gross margin percentages within the Americas, Asia and Europe regions were approximately 8.3%, 21.7% and 5.2%, as compared to 10.5%, 17.3% and 7.1%, respectively, for the same period of the prior fiscal year. Within the Americas region the decline in cost of revenue of approximately $15.7 million was in proportion to the decrease in revenue although gross margins declined by approximately 2.2% due to the decline in client order volumes and the associated sales and cost mix of client business as compared to the same quarter in the prior fiscal year. Within the Asia region, the gross margin increased by approximately 4.4% attributable to the increase in order volumes for certain client programs that resulted in higher margins as compared to the same quarter in the prior fiscal year. Within the Europe region, the gross margin decreased by approximately 1.9% as compared to the same quarter in the prior fiscal year. Although there was an increase in client order volumes, new business and new programs, gross margin decreased primarily due to higher contract labor costs and other direct manufacturing costs incurred for certain programs.

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

Selling Expenses:

	Three Months Ended April 30, 2007	As a % of Segment Net Revenue	Three Months Ended April 30, 2006	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
Americas	$1,121	1.3%	$1,902	1.8%	$(781)	(41.1)%
Asia	926	1.2%	1,446	2.3%	(520)	(36.0)%
Europe	1,357	1.1%	1,760	1.8%	(403)	(22.9)%

Total	$3,404	1.2%	$5,108	1.9%	$(1,704)	(33.4)%

Selling expenses consist primarily of compensation and employee related costs, sales commissions and incentive plans, travel expenses, facilities costs, consulting fees and marketing expenses. Selling expenses for the three months ended April 30, 2007 decreased by approximately $1.7 million as compared to the prior three month period ended April 30, 2006, primarily as a result of a reduction in compensation and employee related costs, travel and entertainment expenses and consulting fees of approximately $1.1 million, $0.3 million and $0.2 million, respectively. The decrease in compensation and employee related costs throughout the regions were the result of the reorganization of the global sales team. For the three months ended April 30, 2007 and 2006, compensation and employee related costs represented approximately 66% and 65% of total selling expenses, respectively.

General and Administrative Expenses:

	Three Months Ended April 30, 2007	As a % of Segment Net Revenue	Three Months Ended April 30, 2006	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
Americas	$5,077	5.8%	$4,987	4.7%	$90	1.8%
Asia	7,388	9.7%	6,191	9.9%	1,197	19.3%
Europe	7,371	6.2%	6,075	6.4%	1,296	21.3%

Sub-total	19,836	7.0%	17,253	6.5%	2,583	15.0%
Other	4,658	—	4,457	—	201	4.5%

Total	$24,494	8.7%	$21,710	8.2%	$2,784	12.8%

General and administrative expenses within the Americas, Asia, and Europe operating segments consist primarily of compensation and employee related costs, facilities costs, information technology expenses, fees for professional services and depreciation expense. The general and administrative expenses for these operating segments increased by approximately $2.6 million during the three months ended April 30, 2007, as compared to the same period in the prior fiscal year, primarily as a result of approximately $1.7 million of information technology infrastructure charges consisting primarily of global software maintenance expenses and compensation and employee related costs of $0.7 million. General and administrative expenses increased by approximately $1.2 million within the Asia region primarily due to increases of approximately $0.6 million of information technology infrastructure charges, $0.3 million related to professional services and $0.1 million related to compensation and employee related costs. Within the Europe region, general and administrative expenses increased by approximately $1.3 million due to increases of approximately $0.7 million of compensation and employee related costs and $0.7 million of information technology infrastructure charges.

Amortization of Intangible Assets:

	Three Months Ended April 30, 2007	As a % of Segment Net Revenue	Three Months Ended April 30, 2006	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
Americas	$531	0.6%	$531	0.5%	$—	0.0%
Asia	510	0.7%	510	0.8%	—	0.0%
Europe	165	0.1%	165	0.2%	—	0.0%

Total	$1,206	0.4%	$1,206	0.5%	$—	0.0%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 1 to 7 years.

Restructuring, net:

	Three Months Ended April 30, 2007	As a % of Segment Net Revenue	Three Months Ended April 30, 2006	As a % of Segment Net Revenue	$ Change	% Change
			(in thousands)
Americas	$(89)	(0.1)%	$320	0.3%	$(409)	(127.8)%
Asia	107	0.1%	—	0.0%	107	—
Europe	(32)	0.0%	2,249	2.4%	(2,281)	(101.4)%

Sub-total	(14)	0.0%	2,569	1.0%	(2,583)	(100.5)%
Other	—	—	13	—	(13)	(100.0)%

Total	$(14)	0.0%	$2,582	1.0%	$(2,596)	(100.5)%

During the three months ended April 30, 2007, the Company recorded a net reduction to restructuring charges of approximately $14,000 as compared to net restructuring charges of approximately $2.6 million for the same period in the prior fiscal year. The decrease of approximately $2.6 million is primarily the result of a decrease of unutilized lease facilities charges for which the Company expects to realize no future economic benefits.

Interest Income/Expense:

During the three months ended April 30, 2007, interest income increased by $1.1 million to approximately $2.5 million from $1.4 million for the same period in the prior fiscal year. The increase in interest income was primarily the result of higher average cash, cash equivalent and short-term investment balances during the current three month period as compared to the same period in the prior fiscal year.

Interest expense was approximately $0.7 million for the three months ended April 30, 2007 and $0.8 million for the same period in the prior fiscal year. In both periods, interest expense of approximately $0.2 million was related to the Company’s stadium obligation, and the remaining interest expense was primarily related to outstanding borrowings on a revolving bank credit facility.

Other Gains (losses), net:

During the three months ended April 30, 2007, the Company recorded a gain of approximately $5.1 million as compared to a net gain of approximately $22.0 million for the same period in the prior fiscal year. During the three months ended April 30, 2007 approximately $1.6 million was a result of the acquisition by a third party of Mitchell International, Inc., an @Ventures portfolio company. Additionally, gains of approximately $2.5 million and $0.6 million, respectively, were recorded to adjust previously recorded gains on acquisitions of WebCT, Inc. and Realm Business Solutions, Inc., due to the release of funds held in escrow. WebCT, Inc. and Realm Business Solutions, Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods.

During the three months ended April 30, 2006, the Company recorded gains of approximately $19.4 million and $3.2 million, respectively, as a result of the acquisitions of WebCT, Inc. and Realm Business Solutions, Inc. by third parties. Additionally, the Company recorded foreign currency exchange gains of approximately $0.3 million and foreign currency exchange losses of approximately $0.9 million during the three month periods ending April 30, 2007 and 2006, respectively. The foreign currency exchange fluctuations relate primarily to unhedged foreign currency exposures in Asia and Europe.

Equity in income (losses) of affiliates, net:

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s net income (losses) is included in equity in income (losses) of affiliates. Equity in income of affiliates was approximately $0.9 million for the three months ended April 30, 2007 as compared to approximately $0.3 million for the three months ended April 30, 2006, primarily as a result of an increase in net income recognized by certain of the affiliate companies.

Income Tax Expense:

During the three months ended April 30, 2007, the Company recorded an income tax benefit of approximately $0.9 million, as compared to an income tax benefit of approximately $0.7 million for the same period in the prior fiscal year. The Company provides income tax expense related to federal, state and foreign income taxes based on projected taxable income for the year. For the three months ended April 30, 2007 and 2006, the Company’s U.S. taxable income was also offset by net operating loss carryovers from prior years.

Discontinued Operations:

For the three months ended April 30, 2007, the Company recorded a loss from discontinued operations of approximately $0.2 million primarily related to changes to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding the estimated length of time required to sublease the vacant space and the expected rent recovery rate.

For the three months ended April 30, 2006, the Company recorded a loss from discontinued operations of approximately $0.3 million representing net revenue of $3.4 million less operating expenses of $3.7 million.

The Company does not expect any future residual costs related to discontinued operations to be significant.

Nine months ended April 30, 2007 compared to the nine months ended April 30, 2006

Net Revenue:

	Nine Months Ended April 30, 2007	As a % of Total Net Revenue	Nine Months Ended April 30, 2006	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$314,788	35.3%	$380,538	42.9%	$(65,750)	(17.3)%
Asia	219,915	24.7%	185,897	21.0%	34,018	18.3%
Europe	355,763	40.0%	320,571	36.1%	35,192	11.0%

Total	$890,466	100.0%	$887,006	100.0%	$3,460	0.4%

Net revenue within the Americas, Asia, and Europe segments increased by approximately $3.5 million for the nine months ended April 30, 2007, as compared to the same period in the prior fiscal year. This increase was net of a decrease in revenue from Kodak year over year of approximately $55.3 million in connection with a change in their supply chain model. This decline affected the Americas, Asia and Europe segments by approximately $31.3 million, $4.0 million and $20.0 million, respectively. In addition to the decline mentioned above, the net revenue in the Americas region was also negatively impacted by lower revenue of approximately $18.8 million due to a change in a client’s program. The remaining decrease in the Americas revenue of approximately $15.7 million resulted primarily from a net overall decrease in client order volumes. Within the Asia region, the revenue growth of approximately $34.0 million resulted primarily from higher revenue due to increased order volumes and the launch of new programs for certain clients, partially offset by the decline in Kodak revenue mentioned above. Within the Europe region, the net revenue growth of approximately $35.2 million resulted primarily from a net overall increase in order volumes, new client programs and new business, offset by the decline in Kodak revenue mentioned above.

Cost of Revenue:

	Nine Months Ended April 30, 2007	As a % of Segment Net Revenue	Nine Months Ended April 30, 2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$280,691	89.2%	$341,400	89.7%	$(60,709)	(17.8)%
Asia	170,566	77.6%	150,465	80.9%	20,101	13.4%
Europe	338,666	95.2%	304,903	95.1%	33,763	11.1%

Total	$789,923	88.7%	$796,768	89.8%	$(6,845)	(0.9)%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. Cost of revenue decreased by approximately $6.8 million for the nine months ended April 30, 2007 as compared to the nine months ended April 30, 2006. Gross margin improved to 11.3% for the nine months ended April 30, 2007 as compared to 10.2% for the same period in the prior fiscal year.

For the nine months ended April 30, 2007, the Company’s gross margin percentages within the Americas, Asia and Europe regions were approximately 10.8%, 22.4% and 4.8%, as compared to 10.3%, 19.1% and 4.9%, respectively, for the same period of the prior fiscal year. Within the Americas region the decline in cost of revenue of approximately $60.7 million was in proportion to the decrease in net revenue although the gross margin percentage improved by approximately 0.5% due to the sales and cost mix of client business as compared to the previous nine month period in the prior fiscal year. Within the Asia region, the gross margin increased by approximately 3.3% primarily attributable to an increase in order volumes for certain client programs resulting in higher margins as compared to the same period in the prior fiscal year. Within the Europe region cost of revenues increased by approximately $33.8 million in proportion with the increase in net revenue and gross margin was consistent between periods.

Selling Expenses:

	Nine Months Ended April 30, 2007	As a % of Segment Net Revenue	Nine Months Ended April 30, 2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$3,210	1.0%	$6,222	1.6%	$(3,012)	(48.4)%
Asia	2,923	1.3%	4,036	2.2%	(1,113)	(27.6)%
Europe	4,356	1.2%	5,531	1.7%	(1,175)	(21.2)%

Total	$10,489	1.2%	$15,789	1.8%	$(5,300)	(33.6)%

Selling expenses consist primarily of compensation and employee related costs, sales commissions and incentive plans, travel expenses, facilities costs, consulting fees and marketing expenses. Selling expenses decreased during the nine months ended April 30, 2007 as compared to the same period in the prior fiscal year by approximately $5.3 million, primarily as a result of a decrease in compensation and employee related costs, consulting fees and travel expenses of approximately $3.9 million, $0.7 million and $0.6 million, respectively. The decrease in compensation and employee related costs throughout the regions are the result of the reorganization of the global sales team. For the nine months ended April 30, 2007 and 2006, compensation and employee related costs represented approximately 62% and 66% of total selling expenses, respectively. The Company expects its selling expenses to continue to approximate 1% of net revenue for the remainder of fiscal 2007.

General and Administrative Expenses:

	Nine Months Ended April 30, 2007	As a % of Segment Net Revenue	Nine Months Ended April 30, 2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$14,743	4.7%	$15,200	4.0%	$(457)	(3.0)%
Asia	19,390	8.8%	15,780	8.5%	3,610	22.9%
Europe	19,362	5.4%	19,608	6.1%	(246)	(1.3)%

Sub-total	$53,495	6.0%	$50,588	5.7%	$2,907	5.7%
Other	13,561	—	12,515	—	1,046	8.4%

Total	$67,056	7.5%	$63,103	7.1%	$3,953	6.3%

General and administrative expenses within the Americas, Asia, and Europe operating segments consist primarily of compensation and other employee related costs, facilities costs, information technology expenses, fees for professional services and depreciation expense. The total general and administrative expenses for these operating segments increased by approximately $2.9 million during the nine months ended April 30, 2007, as compared to the same period in the prior fiscal year due to approximately $3.2 million of information technology infrastructure charges consisting primarily of global software maintenance expenses, offset by a decrease of approximately $0.5 million of insurance expense. Within the Asia region general and administrative expenses increased by approximately $3.6 million as compared to the prior year primarily due to approximately $0.8 million associated with the new ERP system, $1.4 million related to information technology infrastructure charges, and $0.8 million associated with compensation and employee related costs.

The general and administrative expenses within the Other category represents corporate expenses consisting primarily of costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, administration costs related to the Company’s venture capital affiliates and any residual results of operations from previously divested operations. General and administrative expenses within the Other category increased by approximately $1.0 million as compared to the same period in the prior year. This increase was due to an increase in compensation and employee related costs of approximately $2.0 million and professional fees of $0.2 million, offset by a reduction of stock based compensation expense of approximately $1.2 million.

The Company expects its total general and administrative expenses to approximate 9% of net revenue for fiscal 2007 due primarily to higher information technology expenditures associated with the Company’s migration to a common ERP platform. These increased general and administrative costs are expected to be partially offset by cost savings in connection with the implementation of the hub and spoke shared services model.

Amortization of Intangible Assets:

	Nine Months Ended April 30, 2007	As a % of Segment Net Revenue	Nine Months Ended April 30, 2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,593	0.5%	$1,593	0.4%	$—	0.0%
Asia	1,530	0.7%	1,530	0.8%	—	0.0%
Europe	495	0.1%	495	0.2%	—	0.0%

Total	$3,618	0.4%	$3,618	0.4%	$—	0.0%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 1 to 7 years.

Restructuring, net:

	Nine Months Ended April 30, 2007	As a % of Segment Net Revenue	Nine Months Ended April 30, 2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,107	0.4%	$1,111	0.3%	$(4)	(0.4)%
Asia	94	0.0%	245	0.1%	(151)	(61.6)%
Europe	958	0.3%	7,503	2.3%	(6,545)	(87.2)%

Sub-total	2,159	0.2%	8,859	1.0%	(6,700)	(75.6)%
Other	22	—	26	—	(4)	(15.4)%

Total	$2,181	0.2%	$8,885	1.0%	$(6,704)	(75.5)%

During the nine months ended April 30, 2007, the Company recorded net restructuring charges of approximately $2.2 million as compared to $8.9 million in the same period of the prior fiscal year. The decrease of approximately $6.7 million is primarily the result of a decrease in the amount of workforce reduction charges year over year of approximately $3.4 million as well as $3.1 million of lower unutilized lease facilities charges for which the Company expects to realize no future economic benefits.

Interest Income/Expense:

During the nine months ended April 30, 2007, interest income increased by $3.4 million to approximately $7.4 million from $4.0 million for the same period in the prior fiscal year. The increase in interest income was the result of both higher average interest rates and higher average cash, cash equivalent and short-term investment balances during the current nine month period compared to the same period in the prior fiscal year.

Interest expense was approximately $1.9 million and $2.1 million for the nine months ended April 30, 2007 and 2006, respectively. In both periods, interest expense of approximately $0.6 million was related to the Company’s stadium obligation, and the remaining interest expense was primarily related to outstanding borrowings on a revolving bank credit facility.

Other Gains (losses), net:

Other gains, net included a net gain of approximately $34.0 million for the nine months ended April 30, 2007 as compared to a net gain of approximately $24.1 million for the same period in the prior fiscal year. The net gains in both periods primarily resulted from acquisitions by third parties of @Ventures portfolio companies and foreign currency exchange activity. During the nine months ended April 30, 2007 approximately $1.6 million and $28.7 million, respectively, resulted from acquisitions by third parties of Mitchell International, Inc. and Avamar Technologies, Inc. Additionally, gains of approximately $4.7 million were recorded to adjust previously recorded gains on acquisitions of @Ventures portfolio companies acquired by third parties in previous reporting periods, due to the release of funds held in escrow.

During the nine months ended April 30, 2006 the Company recorded gains of approximately $19.4 million and $3.2 million, respectively, as a result of the acquisitions of WebCT, Inc. and Realm Business Solutions, Inc. by third parties. Additionally, during the nine month period the Company recorded a gain of approximately $0.5 million to adjust a previously recorded gain on the acquisition by a third party of Molecular, Inc. due to the release of funds held in escrow. The Company also recorded a gain of approximately $2.7 million related to the sale of a building in Ireland.

Other gains, net also included foreign currency exchange losses of approximately $0.9 million and $1.9 million, respectively, during the nine months ended April 30, 2007 and 2006. These foreign currency exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe. The Company has operations in various countries throughout the world and its operating results and financial position can be affected by significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis to assist in managing the exposure that results from such fluctuations, and expects to continue such practice.

Equity in income (losses) of affiliates, net:

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s net income (losses) is included in equity in income (losses) of affiliates. Equity in income (losses) of affiliates increased by $2.1 million to income of approximately $2.0 million for the nine months ended April 30, 2007 from a loss of approximately $0.1 million for the nine months ended April 30, 2006 primarily as a result of an increase in net income recognized by certain of the affiliate companies.

Income Tax Expense:

During the nine months ended April 30, 2007, the Company recorded income tax expense of approximately $3.4 million, as compared to approximately $1.0 million for the same period of the prior fiscal year. The Company provides income tax expense related to federal, state and foreign income taxes. For the nine months ended April 30, 2007 and 2006, the Company’s U.S. taxable income was offset by net operating loss carryovers from prior years. The increase in income tax expense over the prior year was primarily a result of the utilization of pre-acquisition net operating loss carryforwards. The tax benefit associated with the utilization of acquired U.S. tax attributes was recorded as a credit to goodwill of approximately $1.7 million for the nine months ended April 30, 2007.

Discontinued Operations:

For the nine months ended April 30, 2007, the Company recorded income from discontinued operations of approximately $0.3 million primarily related to changes to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding the estimated length of time required to sublease the vacant space and the expected rent recovery rate.

For the nine months ended April 30, 2006, the Company recorded a loss from discontinued operations of approximately $6.3 million. The loss from discontinued operations reflects an operating loss from discontinued operations of approximately $1.0 million, representing net revenue of $10.6 million less operating expenses of $11.6 million, a $2.6 million impairment charge for an other than temporary decline in the carrying value of a note receivable and warrant as well as a loss on a business unit of $2.8 million.

The Company does not expect any future residual costs related to discontinued operations to be significant.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of our interests in subsidiaries, returns generated by our venture capital business and borrowings from lending institutions. As of April 30, 2007, the Company’s primary sources of liquidity consisted of cash and cash equivalents, available for sale securities and short-term investments of approximately $250.3 million. In addition, ModusLink has a revolving credit agreement (the “Loan Agreement”) with a bank syndicate. The Loan Agreement is a three-year $60.0 million revolving credit facility, with a scheduled maturity of October 31, 2008. Advances under the Loan Agreement may be in the form of loans or letters of credit. At April 30, 2007, approximately $24.8 million of borrowings were outstanding under the Loan Agreement, and approximately $0.1 million had been reserved in support of outstanding letters of credit. The Company’s working capital at April 30, 2007 was approximately $326.8 million.

Net cash provided by operating activities of continuing operations was approximately $12.8 million for the nine months ended April 30, 2007, compared to net cash used in operating activities of continuing operations of approximately $7.5 million for the nine months ended April 30, 2006. Cash provided by (used in) operating activities of continuing operations represents net income as adjusted for non-cash items and changes in working capital. The cash provided by operating activities of continuing operations for the nine months ended April 30, 2007 is primarily driven by income from continuing operations of approximately $55.3 million as compared to income from continuing operations of approximately $23.8 million for the period ended April 30, 2006. Cash flow from operating activities of continuing operations included an increase in accounts receivable of approximately $25.5 million, and a decrease in accounts payable, accrued restructuring and accrued expenses of approximately $8.9 million. This was offset by a decrease in inventory of approximately $13.9 million. During the nine months ended April 30, 2007, non-cash items included depreciation expense of approximately $10.5 million, amortization of intangible assets of $3.6 million, stock-based compensation of $3.8 million and non-operating gains, net of $34.0 million. The approximately $7.5 million of net cash used in operating activities for the nine months ended April 30, 2006 included an increase in accounts receivable and inventory of approximately $23.5 million and $5.0 million, respectively, related to increased sales for certain customer’s products. Non-cash items primarily included approximately $8.1 million of depreciation expenses, $3.6 million of amortization of intangible assets, $5.3 million of stock-based compensation expense and $2.7 million related to a gain on the sale of a building in Europe.

We believe that our cash flows related to operating activities of continuing operations are dependent on several factors, including increased profitability, effective accounts receivable and inventory management practices, and optimization of the credit terms of certain vendors of the Company. Additionally our cash flows from operations are dependent on the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition in our markets is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. A one-percentage point decline in our gross margins earned during the nine months ended April 30, 2007, would have resulted in an $8.9 million decline in our cash flows from operating activities. We continue to focus on margin improvement, through our efforts to target new vertical markets, expand our service offerings and lower our infrastructure costs in order to improve the profitability and cash flows of our business and maintain our competitive position. We believe our ERP and hub and spoke initiatives are key enablers to drive efficiencies and lower our operating costs. We also seek to lower our cost to service clients, by moving work to lower-cost venues and establishing facilities closer to our clients to gain efficiencies.

Investing activities of continuing operations used cash of approximately $9.9 million and $73.7 million for the nine months ended April 30, 2007 and 2006, respectively. The $9.9 million of cash used in investing activities for the nine months ended April 30, 2007 resulted from the Company investing approximately $17.7 million in short term investments, $17.9 million in capital expenditures and $7.2 million in investments in affiliates. These cash uses were partially offset by approximately $35.0 million of proceeds from affiliate distributions consisting of proceeds of approximately $1.6 million and $28.7 million, respectively, resulting from acquisitions by third parties of Mitchell International, Inc. and Avamar Technologies, Inc., both of which were @Ventures portfolio companies and the release of funds held in escrow of $4.7 million related to @Ventures portfolio companies acquired by third parties in previous reporting periods. The Company also used approximately $2.2 million, net of cash acquired, to acquire full ownership of its Japan-based joint venture. The $73.7 million of cash used for investing activities for the period ended April 30, 2006 results primarily from the Company investing approximately $87.5 million in short term investments, $11.8 million of capital expenditures and $5.8 million of investments in affiliates. These decreases were partially offset by approximately $2.7 million of proceeds from the sale of a building in Europe and approximately $21.2 million and $6.9 million of proceeds from the acquisition by third parties of two @Ventures portfolio companies, WebCT Inc. and Realm Business Solutions Inc., respectively. As of April 30, 2007, the Company had approximately $26.7 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities. During the nine months ended April 30, 2007, the Company invested approximately $6.5 million in a new ERP system in connection with its strategy to create a global integrated supply-chain system infrastructure that extends from front-end order management through distribution returns management. We currently expect to invest a total of approximately $31.5 million in this initiative, of which approximately 62% has been incurred to date.

Financing activities of continuing operations provided cash of approximately $0.4 and $10.1 million, respectively for the nine months ended April 30, 2007 and 2006. The $0.4 million of cash provided by financing activities for the nine months ended April 30, 2007 primarily related to approximately $0.3 million of capital leases repayments offset by $0.7 million related to proceeds from the issuance of common stock from the exercise of employee stock options and the employee stock purchase plan. For the nine months ended April 30, 2006 the $10.1 million of cash provided by financing activities includes approximately $11.0 million of borrowings under the revolving line of credit needed to support the demand for certain customer products, $1.0 million of proceeds from the issuance of common stock from the exercise of employee stock options and the employee stock purchase plan and $1.6 million of cash used in the repayment of a mortgage in connection with the sale of a building in Europe. We are not dependent on liquidity from financing activities to fund either our short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Given our cash resources as of April 30, 2007, we believe that we have sufficient working capital and liquidity to support our operations and strategic initiatives, as well as continue to make investments through our venture capital business over the next fiscal year and for the foreseeable future. However, should additional capital be needed to fund future investment and acquisition activity, then we may seek to raise additional capital through offerings of our stock, or through debt financing. There can be no assurance, however, that we will be able to raise additional capital on terms that are favorable to us, or at all.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006. The Company reviewed its contractual obligations as of April 30, 2007 and determined that there were no significant changes noted since those reported in the 10-K.

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

From time to time, the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries or former subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. In 1999, a subsidiary of the Company entered into a facility lease with a term ending in November 2006. The Company issued a guaranty in connection with this lease. The Company divested of its interest in the subsidiary in 2002. During the quarter ended October 31, 2006, the Company became aware that this lease recently had been amended to extend the lease term through November 2016 with cumulative base rent of approximately $16.4 million. The Company is currently evaluating the effect of this extension on its prior guaranty.

From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company including with respect to certain intellectual property, such as databases, software masters, certificates of authenticity and similar valuable intellectual property. As of April 30, 2007, the Company had no recorded liabilities with respect to these arrangements.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of SFAS No. 115, which permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating SFAS No. 159 and the impact that it may have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position (with limited exceptions). Under SFAS No. 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan in The Netherlands and to provide the required disclosures as of July 31, 2007. The Company is currently evaluating the impact, if any, that SFAS No. 158 may have on its results of operations or financial position.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on the company’s balance sheet and statement of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first fiscal year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact that SAB No. 108 may have on its results of operations or financial position and will adopt this standard in fiscal 2007.

In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for the Company beginning in fiscal 2008. The Company is currently evaluating the impact that FIN No. 48 may have on its results of operations or financial position.

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

Interest Rate Risk

The Company has from time to time used derivative financial instruments to reduce exposure to adverse fluctuations in interest rates on its borrowing arrangements. The derivatives the Company uses are basic instruments with liquid markets. At April 30, 2007, the Company was primarily exposed to the Prime Rate and the London Interbank Offered Rate (LIBOR) on its outstanding borrowing arrangements, and the Company had no open derivative positions with respect to its borrowing arrangements. A hypothetical 100 basis point increase in our interest rates would result in an approximate 10%, or $0.2 million increase, in our interest expense for the nine months ended April 30, 2007.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy.

Our exposure to market risk for changes in interest rates relates primarily to our investment in short-term investments. At April 30, 2007, the Company had available-for-sale securities, a significant portion of which are classified as short-term investments in our condensed consolidated balance sheet. These short-term investments include corporate and state municipal obligations such as commercial paper and auction rate securities (ARS), but may also include certificates of deposit and institutional market funds. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through “Dutch auctions” generally conducted every 7 to 90 days by a trust company or broker/dealer on behalf of the issuer. We believe these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty years. We mitigate default risk by investing in instruments that are rated AAA by Moody’s and Fitch Ratings, or equivalent. Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investments guidelines and market conditions.

Foreign Currency Exchange Rate Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to greater exposure from significant fluctuations in foreign currency exchange rates. The Company uses derivative financial instruments, principally foreign currency exchange contracts on a limited basis to assist in managing the exposure that results from such fluctuations.

Primary foreign currencies include Euros, Singapore Dollars, Chinese Renminbi, Czech Koruna and Taiwan Dollars. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will decrease for our international operations when the U.S. dollar strengthens against foreign currencies.

We are also exposed to foreign currency exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three and nine months ended April 30, 2007, we recorded foreign currency translation gains of $0.3 million and $1.6 million, respectively. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three months ended April 30, 2007, we recorded foreign currency transaction gains of approximately $0.3 million. For the nine months ended April 30, 2007 we recorded foreign currency transaction losses of approximately $0.9 million. Foreign currency transaction gains or losses are recorded in other gains (losses), net in our condensed consolidated statements of operations.

International revenues from our foreign operating segments accounted for approximately 69% and 65% of total net revenue for the three and nine months ended April 30, 2007, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

In addition to the other information set forth in this report, including in the first paragraph under “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K. Several of the risk factors below were disclosed in our Annual Report on Form 10-K and have been updated as of April 30, 2007.

We may have difficulty achieving and sustaining operating profitability, and if we deplete our working capital balances, our business will be materially and adversely affected.

During the fiscal quarter ended April 30, 2007, we reported operating income of approximately $0.9 million. While we have reported operating profitability in recent past periods, as a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict and may fluctuate significantly. We anticipate that we will continue to incur significant operating expenses in the future, including significant costs of revenue and general and administrative expenses. We also have significant commitments and contingencies, including borrowings under a revolving line of credit, real estate leases, continuing stadium sponsorship obligations, and inventory purchase obligations. Therefore, we cannot assure you that we will sustain operating profitability in the future. We may also use significant amounts of cash to grow and expand our operations, including through additional acquisitions. At April 30, 2007, we had consolidated cash, cash equivalents, available for sale securities and short-term investments balance of approximately $250.3 million and fixed contractual obligations of $179.3 million. If we are unable to sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

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

In addition, the loss of any one or more of our key clients would cause our revenues to decline. For the three and nine months ended April 30, 2007, sales to Hewlett-Packard accounted for approximately 33% and 31%, respectively, of our consolidated net revenue and sales to Advanced Micro Devices accounted for approximately 14% and 12%, respectively, of our consolidated net revenue. In fiscal 2006, sales to Kodak accounted for 11% of our consolidated net revenue. In fiscal 2007, we have recognized lower annual revenues from Kodak as a result of changes to certain programs that we executed on their behalf in fiscal 2006. For the first nine months of fiscal 2007 sales to Kodak declined by $55.3 million as compared to the same period in fiscal 2006. In addition, as previously announced, in February 2007, the Company was informed that a business unit of Hewlett-Packard intends to migrate away from ModusLink a program which accounts for approximately $100.0 million of annual revenue. The operating income associated with this program is estimated at less than $3.0 million per year. The Company expects volumes associated with this program to decline in the fourth quarter and does not expect the loss of this program to have a significant impact on results for fiscal 2007. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. We do not have any agreements which obligate any client to buy a minimum amount of products or services. We do not have any agreements which designate us as the sole supplier of any particular products or services. The loss of a significant amount of business with Hewlett-Packard, or any other key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. We cannot assure you that our revenue from key clients will not decline in future periods.

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

Following our acquisition of Modus in August 2004, we continue to identify ways to increase efficiencies and productivity and effect cost savings. We have undertaken and implemented projects designed to increase our operational efficiencies, including the standardization to a global business solutions platform through the investment of approximately $31.5 million in an ERP system. Our cost estimate has increased from time to time, primarily as a result of changes to our implementation schedule and infrastructure requirements. We have also begun the implementation of a shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We cannot assure you that the completion of these projects will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs or unforeseen project delays. If we are unable to complete these projects in a timely manner and without significant problems, or do not achieve expected results, our business, financial position and operating results may be adversely affected.

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

We currently conduct business in The Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Mexico and other foreign locations, in addition to our United States operations. International sales accounted for approximately 69% and 65% of our total net revenue for the three and nine months ended April 30, 2007. A portion of our international revenue; cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. There is also additional risk if the currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we often enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

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

The Company may incur impairments to its goodwill.

The Company’s carrying value of goodwill at April 30, 2007 is approximately $181.4 million. The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” The Company’s policy is to perform its annual impairment testing for all reporting units, determined to be the Americas, Europe and Asia operating segments, in the fourth quarter of each fiscal year. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Management uses third party valuation experts to assist in its determination of the fair value of reporting units subject to impairment testing. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in preparing our valuations of the Company’s reporting units for purposes of impairment testing differ materially from actual future results, the Company may record impairment charges in the future and our financial results may be materially adversely affected.

Item 5.	Other Information.

During the quarter ended April 30, 2007, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference into, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMGI, INC.

Date: June 11, 2007	By:	/S/ STEVEN G. CRANE
Steven G. Crane Chief Financial Officer and Treasurer

EXHIBIT INDEX

10.1	Second Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated April 16, 2007.

10.2	Employment Offer Letter from the Registrant to Steven G. Crane, dated March 15, 2007, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2007 (File No. 000-23262).

10.3	Letter Agreement between the Registrant and David J. Riley, dated April 3, 2007, is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2007 (File No. 000-23262).

10.4	Employment Offer Letter from the Registrant to Scott D. Smith, dated April 12, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.