Form 10-K/A
period 2006-07-31
CMGI INC
filed 2007-07-27
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

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

EXPLANATORY NOTE

On October 16, 2006, CMGI, Inc. (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (the “Original Annual Report”). In accordance with the requirements of Form 10-K, the Company noted on the cover page to the Original Annual Report that the approximate aggregate market value of the Company’s common stock held by non-affiliates as of January 31, 2006 (based upon the closing price of a share of the Company’s common stock on such date as reported by the Nasdaq Global Market) was $683,193,579. As such, the Company did not meet the definition of a “large accelerated filer” as defined in Rule 12b-2-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, the Company inadvertently and incorrectly checked the “large accelerated filer” box on the cover page of the Original Annual Report. The Company is filing this Amendment No. 1 (the “Amendment”) to correct the error on the cover page of the Original Annual Report to indicate that the Company is not a “large accelerated filer” but is instead an “accelerated filer,” as defined in Rule 12b-2-1 of the Exchange Act. Except for the foregoing change to the cover page of the Original Annual Report, no other information included in the Original Annual Report is amended by this Amendment. This Amendment speaks as of the original filing date of the Original Annual Report and does not reflect events occurring after the filing date of the Original Annual Report, or modify or update the disclosures therein in any way other than as required to reflect the correction to the cover page of the Original Annual Report described herein.

ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits.

The following exhibits are filed with this report.

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

Date: July 26, 2007	CMGI, INC.

	By:	/s/ Joseph C. Lawler
Joseph C. Lawler
Chairman, President and Chief Executive Officer

Date: July 26, 2007	CMGI, INC.

	By:	/s/ Steven G. Crane
Steven G. Crane
Chief Financial Officer and Treasurer