Form 10-Q/A
period 2007-04-30
CMGI INC
filed 2007-07-27
CIK 914712

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

EXPLANATORY NOTE

On June 11, 2007, CMGI, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007 (the “Original Quarterly Report”). On the cover page of the Company’s Annual Report on Form 10-K for its fiscal year ended July 31, 2006 (which was filed with the SEC on October 16, 2006) the Company had inadvertently and incorrectly checked the box indicating that it was a “large accelerated filer” as defined in Rule 12b-2-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); therefore, the Company also incorrectly checked the “large accelerated filer” box on the cover page to the Original Quarterly Report. The Company is filing this Amendment No. 1 (the “Amendment”) to correct the error on the cover page of the Original Quarterly Report to indicate that the Company is not a “large accelerated filer” but is instead an “accelerated filer,” as defined in Rule 12b-2-1 of the Exchange Act. Except for the foregoing change to the cover page of the Original Quarterly Report, no other information included in the Original Quarterly Report is amended by this Amendment. This Amendment speaks as of the original filing date of the Original Quarterly Report and does not reflect events occurring after the filing date of the Original Quarterly Report, or modify or update the disclosures therein in any way other than as required to reflect the correction to the cover page of the Original Quarterly Report described herein.

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