Form 10-K
period 2007-07-31
CMGI INC
filed 2007-10-15
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2007

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $614,361,391.

On October 10, 2007, the Registrant had outstanding 489,246,996 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JULY 31, 2007

CMGI, INC.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Item 1A of this report, “Risk Factors”, and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We do not undertake any obligation to update forward-looking statements whether as a result of new information, future events or otherwise.

PART I

ITEM 1.—	BUSINESS

Overview

CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”), through its subsidiary, ModusLink Corporation (“ModusLink”), provides industry-leading end-to-end global supply chain management solutions that help businesses market, sell and distribute their products and services. ModusLink services technology-based clients in the computing, software, consumer electronics, storage and communications markets. In addition, CMGI’s venture capital business, @Ventures, invests in a variety of technology ventures. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in Delaware in 1986. CMGI’s address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

CMGI’s business strategy in recent years has led to the development, acquisition and operation of majority-owned subsidiaries focused on supply chain management services, as well as the investment in emerging, innovative and promising technology companies.

Our operating structure is aligned along the Americas, Asia and Europe regions. Each of these regions has designated management teams with direct responsibility over the operations of the respective regions. As a result, we report three operating segments, Americas, Asia and Europe. In addition to our three operating segments, we report an Other category. The Other category represents corporate expenses consisting primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not fully allocated to the Company’s subsidiary companies, administration costs related to our venture capital business and any residual results of operations from previously divested operations.

On April 2, 2007, ModusLink acquired full ownership of the joint venture through which it has operated in Japan. ModusLink previously had a 40% interest in the entity.

Certain segment information, including revenue, profit and asset information, is set forth in Note 5 of the accompanying notes to consolidated financial statements included in Item 8 below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below, and is incorporated herein by reference.

Products and Services

Supply Chain Management Services and Solutions

Through ModusLink, we provide end-to-end supply chain management services and solutions to the technology industry on a global scale. The services and solutions are designed to optimize the supply chain by helping companies improve time to market, productivity, and customer satisfaction while reducing risk and costs. Our clients include hardware manufacturers, software publishers, storage and consumer electronic device manufacturers, telecommunication carriers, broadband and wireless service providers and other companies that engage us to manage and perform the multiple business processes throughout the end-to-end supply chain. Our core capabilities are categorized as sourcing and supply base management, manufacturing and product configuration, fulfillment and distribution, e-Business, and aftermarket services such as reverse logistics and asset disposition. We are also a Microsoft Authorized Replicator, further enhancing our position as a valued supply chain services provider to leading technology hardware original equipment manufacturers (“OEMs”).

After many years of experience developing successful, custom solutions for clients in the technology markets, we have documented and standardized our best processes, technologies and operating methodologies and now offer them as part of an integrated line of market specific “Solutions Suites”. Each of the Solution Suites is comprised of several optimized “solution packages” designed to help clients manage a particular supply chain activity or challenge in their market efficiently and cost effectively. Specific Solution Suites have been developed for the computing, software, consumer electronics, storage and communications markets. Available solution packages include: Factory Supply, Optimized Product Configuration, E-Business, Reverse Logistics, Consumer Premises Equipment, Retail Direct, Service Parts, Software Manufacturing and Distribution, Accessories and Options, License Fulfillment, Content Load, and On Demand Manufacturing and Fulfillment.

Our solution packages are designed to help companies quickly, efficiently and cost-effectively bring their products to market, support customer service requirements and enter new geographic markets, where we have established operations and local market expertise.

Additionally, using our information technology systems and infrastructure, we manage the flow and use of information throughout the supply chain. ModusLink’s robust technology infrastructure serves as the backbone of a client’s fully integrated global supply chain solution. We offer a secure and redundant network environment to ensure our clients’ data and information is secure and accurate. We work with clients to integrate data, tools and applications to create a technology solution that meets our clients’ business needs and improves management of the global supply chain.

We are in the process of upgrading and further integrating our Enterprise Resource Planning (“ERP”) system. Our infrastructure spans critical aspects of supply chain processes from beginning to end and serves as the foundation for the design, integration and ongoing management of a client’s global supply chain. Our new ERP system, based on SAP, is designed to provide the visibility and control needed for better decision making, more rapid response to global market dynamics and effective asset utilization across services and geographies. Our new operating infrastructure is expected to leverage an integrated global systems platform, standardized process execution, strategic global management, industry expertise and local market knowledge to provide clients with more effective global operations management.

Our global operational footprint consists of an integrated network of 34 strategically located facilities in 12 countries, including numerous sites throughout North America, Europe and Asia. ModusLink’s regionally optimized and highly scalable solution centers are designed to provide the flexibility to deliver and configure products in-region, close to the customer or in low-cost regions, such as China, Eastern Europe and Mexico for maximum efficiency and cost-effectiveness.

Sales and Marketing

ModusLink’s sales and marketing staff is strategically and globally aligned to support the development, marketing and sale of our supply chain management services and solutions worldwide.

Our marketing efforts are focused on developing greater awareness and brand recognition among our target client base, with an emphasis on companies within our key vertical markets of computing, software, storage, consumer electronics and communications. We market our services and solutions through our website, public relations, advertising and tradeshow campaigns and are developing a wide range of collateral materials and sales tools to support these efforts. Additionally, our global product marketing staff is focused on the ongoing development, positioning and marketing of new services and solutions, including vertical market supply chain solutions and geographic “go-to-market” solutions. Our product marketing staff also identifies new opportunities and leads within these markets.

ModusLink sells its services and solutions on a global scale, through the direct sales channel. Our strategically aligned, global sales staff creates new opportunities and cultivates leads in all of our key regions throughout North America, Europe and Asia as well as within our target vertical markets around the world. Our sales staff helps us to further diversify our client base.

Competition

The markets for the supply chain management and marketing distribution service offerings provided by ModusLink are very competitive. As an end-to-end solutions provider with service offerings covering a range of supply chain operations and activities across the globe, ModusLink competes with a number of different vendors, both global and regional, in a number of different service areas. We expect the intensity of competition to continue to increase from both global and regional competitors. A failure to maintain and enhance our competitive position, including the expansion into geographical areas where we currently have no presence, will limit our ability to maintain and increase market share, which could result in serious harm to our business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. We compete in the supply chain management market on the basis of quality, performance, service levels, global capabilities, technology, customized market specific solutions, operational efficiency and price.

Some of our competitors have substantially greater financial, infrastructure, personnel, and other resources than we do. Furthermore, some of our competitors have well established, large and experienced marketing and sales capabilities and greater name recognition, including well established relationships with our current and potential clients. As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in client requirements. They may also develop and promote their services more effectively than we do and may have more strategic geographical locations in low cost production areas of the world. Also, we may lose potential clients to competitors for various reasons, including the ability or willingness of competitors to offer lower prices and other incentives or concessions that we cannot or will not match. There can be no assurance that our competitors will not develop products and services that are superior to ours or that achieve greater market acceptance than our offerings.

Clients

A limited number of clients account for substantially all of our consolidated net revenue. Significant clients’ information is set forth under the heading “Major Clients and Concentration of Credit Risk” in Note 2 of the accompanying notes to consolidated financial statements included in Item 8 below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below, and is incorporated herein by reference.

We currently do not have any agreements that obligate any client to buy a minimum amount of products or services from CMGI or any subsidiary, or to designate CMGI or any subsidiary as its sole supplier of any particular products or services. The loss of a significant amount of business with any key client could have a material adverse effect on CMGI. We believe that we will continue to derive the vast majority of our consolidated operating revenue from sales to a small number of clients. There can be no assurance that revenue from key clients will not decline in future periods.

We sell our products and services to our clients primarily on a purchase order basis rather than pursuant to contracts with minimum purchase requirements. Consequently, sales are subject to demand variability by such clients and we purchase and maintain adequate levels of inventory in order to meet client needs rapidly and on a timely basis. We have no guaranteed price, quantity or delivery agreements with our suppliers. Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide variety of raw materials needed for our operations. We have not been and do not expect to be adversely affected by an inability to obtain raw materials.

Intellectual Property

We rely upon a combination of patent, trade secret, copyright and trademark laws to protect our intellectual property. From time to time, we develop new trade secrets and other intellectual property or obtain intellectual property through acquisition activities. Our business is not substantially dependent on any single or group of related patents, trademarks, copyrights or licenses.

Venture Capital

Through our venture capital business, @Ventures, we maintain interests in several venture capital funds; CMG@Ventures III, LLC (“CMG@Ventures III”); CMG@Ventures Expansion, LLC (“CMG@Ventures Expansion”); CMGI@Ventures IV, LLC (“CMGI@Ventures IV”); and @Ventures V, LLC (“@Ventures V”). These venture capital funds invest in emerging, innovative and promising technology companies. In addition, we previously maintained interests in CMG@Ventures I, LLC (“CMG@Ventures I”), which was dissolved on July 31, 2006, and CMG@Ventures II, LLC (“CMG@Ventures II”) which was dissolved on July 31, 2007. Prior to its dissolution, we owned 100% of the capital of CMG@Ventures II and were entitled to approximately 80% of its cumulative net profits.

The @Ventures III venture capital funds (“@Ventures III Fund”) were formed in August 1998. The @Ventures III Fund secured capital commitments from outside investors and CMGI, to be invested in emerging Internet and technology companies. The @Ventures III Fund consists of four entities, which co-invest in each investment made by the @Ventures III Fund. Approximately 78% of each investment made by the @Ventures III Fund is made by two entities in which CMGI does not have a direct ownership interest, but CMGI is entitled to approximately 0.1% of the capital of each entity as a result of its ownership of an approximately 10% interest in the general partner of each of such entities, @Ventures Partners, III, LLC (“@Ventures Partners III”). CMG@Ventures III co-invests approximately 20% of the total amount invested in each @Ventures III Fund portfolio company investment. CMGI owns 100% of the capital and is entitled to approximately 80% of the cumulative net capital gains realized by CMG@Ventures III. @Ventures Partners III is entitled to the remaining 20% of the cumulative net capital gains realized by CMG@Ventures III. The remaining 2% invested in each @Ventures III Fund investment is provided by a fourth entity in which CMGI has no interest. During fiscal 2000, CMGI formed additional venture capital fund entities to provide follow-on financing to @Ventures III Fund portfolio companies. These “expansion funds” have a structure that is substantially identical to the @Ventures III Fund, and CMGI’s interests in such funds are comparable to its interests in the @Ventures III Fund.

CMGI owns 100% of the capital and is entitled to a percentage (ranging from approximately 80% to approximately 92.5%) of the net profits realized by CMGI@Ventures IV on each of its investments.

During fiscal 2004, CMGI formed @Ventures V. CMGI owns 100% of the capital and is entitled to a percentage ranging from approximately 91% to approximately 92% of the net profits realized by @Ventures V. @Ventures V’s investment activity is focused in the clean technology area.

Approximately $11.2 million was invested by @Ventures during the year ended July 31, 2007. In addition, we received distributions of approximately $35.0 million from the acquisition by third parties of certain of @Ventures portfolio companies during fiscal 2007.

As of July 31, 2007, @Ventures held investments in 13 portfolio companies, although investments in four of these companies are nominal and not viewed as material. From time to time, we may make new and follow-on venture capital investments and from time to time we may receive distributions from the @Ventures entities as a result of our previous investments. As of July 31, 2007, we were not obligated to fund any new or follow-on investments.

Employees

At August 31, 2007, we employed approximately 3,200 persons on a full-time basis. Our subsidiaries in Mexico are parties to collective bargaining agreements covering approximately 40 employees. Our subsidiaries in France and The Netherlands are parties to collective bargaining agreements covering approximately 500 employees pursuant to and in accordance with applicable law that provide representation for all employees of those subsidiaries. Approximately 140 of the employees of our Ireland subsidiaries are members of labor unions. We consider our employee relations to be good. From time to time we hire project-based, temporary workers based on our client needs and seasonality of our business and at times the number of such workers may approximate the number of our full time employees.

Our Corporate Information

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

ITEM 1A.—	RISK FACTORS

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

In addition, the loss of any one or more of our key clients would cause our revenues to decline. For the year ended July 31, 2007, sales to one client, Hewlett-Packard, accounted for approximately 31% of our consolidated net revenue. During the year ended July 31, 2007, five clients accounted for approximately 62% of our net revenues. In fiscal 2006, sales to Kodak accounted for 11% of our consolidated net revenue. In fiscal 2007, we have recognized lower annual revenues from Kodak as a result of changes to certain programs that we executed on their behalf in fiscal 2006. Sales to Kodak declined by $68.6 million from $126.0 million in fiscal 2006 to $57.4 million in fiscal 2007. In addition, as previously announced, in February 2007, we were informed that a business unit of Hewlett-Packard intended to migrate away from ModusLink a program which accounts for approximately $100.0 million of annual revenue. The operating income associated with this program is estimated at less than $3.0 million per year. Volumes associated with this program declined in the fourth quarter of fiscal 2007 and did not have a significant impact on the results of operations for fiscal 2007. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. We do not have any agreements which obligate any client to buy a minimum amount of products or services. We do not have any agreements which designate us as the sole supplier of any particular products or services. The further loss of business with Hewlett-Packard, or any other key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. We cannot assure you that our revenue from key clients will not decline in future periods.

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

For the fiscal year ended July 31, 2007, we reported operating income of approximately $14.8 million. While we have reported operating profitability in recent past periods, as a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict and may fluctuate significantly. We anticipate that we will continue to incur significant operating expenses in the future, including significant costs of revenue and general and administrative expenses. Therefore, we cannot assure you that we will sustain operating profitability in the future. We also have significant commitments and contingencies, including borrowings under a revolving line of credit, real estate leases, continuing stadium sponsorship obligations, and inventory purchase obligations. We may also use significant amounts of cash to grow and expand our operations, including through additional acquisitions. At July 31, 2007, we had a consolidated cash, cash equivalents, marketable securities and short-term investment balance of approximately $282.3 million and fixed contractual obligations of approximately $187.4 million. If we are unable to sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

Our quarterly results may fluctuate significantly.

Our operating results have fluctuated widely on a quarterly basis during the last several years. We expect that we may experience significant fluctuations in future quarterly operating results. Many factors, some of which are beyond our control, have contributed to these quarterly fluctuations in the past and may continue to contribute to fluctuations. Therefore, operating results for future periods are difficult to predict, and prior results are not necessarily indicative of results to be expected in future periods. These factors include:

•	how well we execute on our strategy and operating plans;

•	successful implementation of our ERP system;

•	implementation of our strategic initiatives and achievement of expected results of these initiatives;

•	demand for our products and services;

•	timing of new product introductions or software releases by our clients or their competitors;

•	payment of costs associated with our acquisitions, sales of assets and investments;

•	timing of sales of assets and marketable securities;

•	market acceptance of new products and services;

•	seasonality;

•	temporary shortages in supply from vendors;

•	charges for impairment of long-lived assets, including goodwill and/or restructuring in future periods;

•	political instability or natural disasters in the countries in which we operate;

•	specific economic conditions in the industries in which we compete;

•	general economic conditions;

•	actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates reflected in our accompanying consolidated financial statements; and

•	changes in accounting rules.

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

Our contracts do not contain minimum purchase requirements and we sell primarily on a purchase order basis. Therefore, our sales are subject to demand variability by our supply chain management clients, which is difficult to predict and has fluctuated and may continue to fluctuate significantly. The level and timing of orders placed by these clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. If we are unable to anticipate and respond to the demands of our supply chain management clients, we may lose clients because we have an inadequate supply of products, or we may have excess inventory, either of which may harm our business, financial position and operating results.

We must maintain adequate levels of inventory in our supply chain management business in order to meet client needs, which present risks to our financial position and operating results.

We often purchase and maintain adequate levels of inventory in our supply chain management business in order to meet client needs rapidly and on a timely basis. The markets, including the technology sector served by many of our clients are subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. The majority of our clients offer protection from the loss in value of inventory. However, our clients may become unable or unwilling to fulfill their protection obligations. The inability of our clients to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage our inventory with our clients with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, which may harm our business, financial position and operating results.

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

We may encounter problems in our efforts to increase operational efficiencies.

We continue to identify ways to increase efficiencies and productivity and effect cost savings. We have undertaken and implemented projects designed to increase our operational efficiencies, including the standardization to a global business solutions platform through the investment of approximately $31.5 million in an ERP system based on SAP. We are also in the process of implementing a shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We cannot assure you that the completion of these projects will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs and unforeseen project delays. If we are unable to complete these projects in a timely manner and without significant problems, or these projects do not achieve expected results, our business, financial position and operating results may be adversely affected.

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

We currently conduct business in the The Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan and Mexico in addition to our United States operations. International revenue accounted for approximately 67% of our total revenue for the year ended July 31, 2007. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. There is also additional risk if the currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we often enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

There are other risks inherent in conducting international operations, including:

•	added fulfillment complexities in operations, including multiple languages, currencies, bills of materials and stock keeping units;

•	the complexity of ensuring compliance with multiple U.S. and foreign laws, particularly differing laws on intellectual property rights, export control, taxation and duties; and

•	labor practices, difficulties in staffing and managing foreign operations, political and social instability, health crises or similar issues, and potentially adverse tax consequences.

In addition, a substantial portion of our business is now conducted in China, where we face additional risks, including the following:

•	the challenge of navigating a complex set of licensing and tax requirements and restrictions affecting the conduct of business in China by foreign companies;

•	difficulties and limitations on the repatriation of cash;

•	currency fluctuation and exchange rate risks;

•	protection of intellectual property, both for us and our clients;

•	evolving regulatory systems and standards, including recent tax law changes; and

•	difficulty retaining management personnel and skilled employees.

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

A decline in the technology sector could reduce our revenue.

A large portion of our revenue comes from clients in the technology sector, which is intensely competitive and very volatile. Declines in the overall performance of the technology sector have in the past and could in the future adversely affect the demand for supply chain management services and reduce our revenue and profitability from these clients.

The gross margins in the supply chain management business are low, which magnify the impact of variations in revenue and operating costs on our financial results.

As a result of intense price competition in the technology products marketplace, the gross margins in our supply chain management business are low, and we expect them to continue to be low in the future. These low gross margins magnify the impact of variations in revenue and operating costs on our financial results. Although we have identified initiatives designed to increase our gross margins, increased competition arising from industry consolidation and/or low demand for products may hinder our ability to maintain or improve our gross margins. Portions of our operating expenses are relatively fixed, and planned expenditures are based in part on anticipated orders. Our current ability to forecast the amount and timing of future order volumes is difficult, and we expect this to continue because we are highly dependent upon the business needs of our clients, which are highly variable. As a result, we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins. We may also be required to spend money to restructure our operations should future demand fall significantly in any one facility. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

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

The physical or intellectual property of our supply chain management clients may be damaged, misappropriated, stolen or lost while in our possession, subjecting us to litigation and other adverse consequences.

In the course of providing supply chain management services to our clients, we often have possession of or access to their physical and intellectual property, including consigned inventory, databases, software masters, certificates of authenticity and similar valuable physical or intellectual property. If this physical or intellectual property is damaged, misappropriated, stolen or lost, we could suffer:

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

We often handle personal information as part of our e-Business offering. Any security breach could expose us to risks of loss, litigation and liability and could seriously disrupt our operations. If third parties are able to penetrate our network or telecommunications security or otherwise misappropriate the personal information or credit card information of our clients’ customers or if we give third parties improper access to such information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could be significant. Further, any resulting adverse publicity arising from investigations could have a material adverse impact on our business.

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

We may expand our business in certain areas through the acquisition of businesses, technologies, products and services from other businesses, as we have in the past. Acquisitions involve a number of special problems, including:

•

the need to incur additional indebtedness, issue stock (which may have rights superior to the rights of our common stockholders and which may have a dilutive effect on our common stockholders) or use cash in order to complete the acquisition;

•	difficulty integrating acquired technologies, operations and personnel with the existing businesses;

•	diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	the funding requirements for acquired companies may be significant;

•	exposure to unforeseen liabilities of acquired companies; and

•	increased risk of costly and time-consuming litigation, including stockholder lawsuits.

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

We may incur impairments to goodwill.

We are required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” Our policy is to perform the annual impairment testing for all reporting units, determined to be the Americas, Europe and Asia operating segments, in the fourth quarter of each fiscal year. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in preparing our valuations of our reporting units for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. The carrying value of goodwill at July 31, 2007 was approximately $178.3 million.

Venture capital investing is risky and highly speculative.

Through @Ventures we invest in privately held companies. We receive proceeds relating to our investments, if at all, only when a portfolio company engages in a liquidity event, such as an initial public offering, or the acquisition of a portfolio company or our interest by a third party. Liquidity events may take many years to materialize and the timing of liquidity events is difficult to predict. As a result there is much uncertainty as to the timing and impact of our venture capital portfolio on our financial results. Our ability to earn returns on our investment, or even recover our capital, is dependent upon factors outside of our control, including the success of our portfolio companies’ businesses, and the market for initial public offerings and mergers and acquisitions. We typically own a minority position in our portfolio companies, which may afford us representation on the board of directors of a portfolio company but does not give us control over the entity. As a result we may have limited, if any, influence over our portfolio companies’ businesses and strategies. We cannot assure you that we will earn any returns or recover our invested capital.

ITEM 1B.—	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.—	PROPERTIES

At August 31, 2007, our various properties in the Americas, Europe and Asia regions utilized for office, storage, warehouse, production and assembly, sales and marketing, and operations facilities included the following locations and approximate square footage:

Location	Approximate Sq. Ft.
California(1)	480,000
Florida	106,000
Georgia	600
Illinois(2)	158,000
Indiana	96,000
Massachusetts(3)	210,000
North Carolina	140,000
Oregon	16,000
Tennessee	240,000
Texas	181,000
Utah(4)	338,000
Mexico	94,000
Czech Republic	252,000
France	84,000
Hungary	80,000
Ireland(5)	217,000
The Netherlands	268,000
China	368,000
Hong Kong	300
Japan	109,000
Malaysia	73,000
Singapore	132,000
Taiwan	99,000

Total Square Feet	3,741,900

(1)	Includes approximately 294,000 square feet not currently being utilized by us
(2)	Includes approximately 87,000 square feet not currently being utilized by us
(3)	Includes approximately 187,000 square feet not currently being utilized by us
(4)	Includes approximately 169,000 square feet not currently being utilized by us
(5)	Includes approximately 26,000 square feet not currently being utilized by us

Our leases generally expire at varying dates through fiscal year 2019 and include renewals at our option. Certain facilities leased by us are subleased in whole or in part to subtenants and we are seeking to sublease additional office and warehouse space that is not currently being utilized by us. We believe that our existing facilities are suitable and adequate for our present purposes, and that new facilities will be available in the event we need additional or new space.

ITEM 3.—	LEGAL PROCEEDINGS

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

ITEM 4.—	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.—	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “CMGI.” The following table sets forth the range of high and low sales prices per share of common stock, as reported by the NASDAQ Global Market for our two most recent fiscal years.

Fiscal Year Ended July 31, 2007	High	Low
First Quarter	$1.42	$0.98
Second Quarter	$1.50	$1.23
Third Quarter	$2.50	$1.23
Fourth Quarter	$2.60	$1.50

Fiscal Year Ended July 31, 2006	High	Low
First Quarter	$1.92	$1.46
Second Quarter	$1.84	$1.46
Third Quarter	$1.55	$1.29
Fourth Quarter	$1.47	$0.99

Stockholders

As of September 27, 2007, there were approximately 5,500 holders of record of common stock of the Company.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Issuer Purchases of Equity Securities

We did not repurchase any shares of common stock during fiscal year 2007.

Equity Compensation Plans

Information regarding the Company’s equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 Part III.

Performance Graph

The following graph shows the yearly change in the cumulative total stockholder return on our common stock from July 31, 2002 through July 31, 2007, with the cumulative total return of the NASDAQ Composite Index (U.S. companies) and the NASDAQ Computer and Data Processing Services Index during the same period. Management cautions that the stock price performance shown in the graph below should not be considered indicative of potential future stock performance.

	7/02	7/03	7/04	7/05	7/06	7/07
CMGI, Inc.	100.00	436.59	336.59	463.41	253.66	385.37
NASDAQ Composite	100.00	128.66	142.78	164.72	161.10	197.04
NASDAQ Computer & Data Processing	100.00	121.90	133.29	151.08	150.92	185.31

The graph shown above represents the five year cumulative total return and assumes that $100 was invested in our common stock and in each index on July 31, 2002 and assumes reinvestment of any and all dividends.

ITEM 6.—	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial information for the five years ended July 31, 2007. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and our accompanying consolidated financial statements and notes to consolidated financial statements in Item 8 below. On August 2, 2004, we acquired Modus Media, Inc. (“Modus”). The following consolidated financial data includes the results of operations of ModusLink from the date of acquisition of Modus in August 2004. The following consolidated financial data also includes the results of operations of certain subsidiaries that have been sold or ceased operations. In fiscal 2003, the operations of ProvisionSoft ceased, our two former operating companies, AltaVista and uBid, each sold substantially all of their assets, and we divested our interest in NaviSite, Engage, Equilibrium, Yesmail, Tallán and Signatures Network. In fiscal 2006, Saleslink sold its marketing distribution services business. For all periods presented, the results of operations of NaviSite, Engage, Equilibrium, AltaVista, Yesmail, uBid, Tallán, ProvisionSoft and the marketing distribution services business of SalesLink have been accounted for within discontinued operations. A description of our recent discontinued operations and divestiture activities is set forth in Note 6 of the accompanying notes to consolidated financial statements in Item 8 below. The historical results presented herein are not necessarily indicative of future results.

	Years Ended July 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$1,143,026	$1,148,886	$1,053,507	$381,315	$419,102
Cost of revenue	1,011,961	1,030,655	933,063	359,989	389,742
Selling	15,085	20,068	21,578	4,458	5,930
General and administrative	91,751	83,233	80,613	36,470	61,263
Amortization of intangible assets	4,821	4,824	5,226	—	—
Impairment of long-lived assets	—	—	—	—	456
Restructuring, net	4,643	9,521	5,258	5,604	55,348

Operating income (loss)	14,765	585	7,769	(25,206)	(93,637)
Interest income (expense), net	7,905	3,405	1,762	1,837	3,717
Other gains (losses), net	31,874	28,518	2,614	44,982	(14,255)
Other income (expense), net	1,726	(49)	(1,396)	(4,415)	(28,517)
Income tax expense (benefit)	7,135	3,780	(19,933)	(69,532)	3,249

Income (loss) from continuing operations	49,135	28,679	30,682	86,730	(135,941)
Income (loss) from discontinued operations, net of income taxes	276	(13,734)	(4,157)	245	(80,367)

Net income (loss)	$49,411	$14,945	$26,525	$86,975	$(216,308)

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.10	$0.06	$0.06	$0.22	$(0.34)
Income (loss) from discontinued operations, net of income taxes	0.00	(0.03)	(0.00)	—	(0.21)

Net earnings (loss)	$0.10	$0.03	$0.06	$0.22	$(0.55)

Shares used in computing basic earnings (loss) per share	484,554	482,837	475,294	399,153	393,455

Shares used in computing diluted earnings (loss) per share	488,325	486,170	483,570	404,246	393,455

	As of July 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$320,206	$282,222	$224,638	$261,106	$217,135
Total assets	819,128	763,203	721,684	423,026	449,581
Long-term obligations	43,706	51,900	26,032	18,768	26,016
Stockholders’ equity	555,069	497,915	471,215	293,315	247,012

ITEM 7.—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Item 1A of this report, “Risk Factors”, and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We do not undertake any obligation to update forward-looking statements whether as a result of new information, future events or otherwise.

Overview

CMGI, through its subsidiary, ModusLink, provides industry-leading end-to-end global supply chain management solutions that help businesses market, sell and distribute their products and services. Our core capabilities are categorized as sourcing and supply base management, manufacturing and product configuration, fulfillment and distribution, e-Business, and aftermarket services such as reverse logistics and asset disposition. ModusLink services technology-based clients in such markets as computing, software, consumer electronics, storage and communications.

We also invest in emerging, innovative and promising technologies and industries through our venture capital business, @Ventures. Approximately $11.2 million was invested by @Ventures and we received approximately $35.0 million of proceeds from the acquisition by third parties of certain of @Ventures portfolio companies in fiscal 2007.

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “non-GAAP operating income (loss),” which is defined as operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets and stock-based compensation. See Note 5 of the accompanying notes to consolidated financial statements included in Item 8 below for segment information, including a reconciliation of non-GAAP operating income (loss) to net income (loss).

During the latter part of fiscal 2005, we developed a set of strategic initiatives and an operating plan focused on increasing both revenue and profitability. We view the continued development of our global operational infrastructure and footprint as a primary source of differentiation in the marketplace. We believe that by leveraging our global footprint we will be able to optimize our clients’ supply chains using multi-facility, multi-geographic solutions. In line with this focus, during fiscal 2005, we made our initial investment in the implementation of a new global systems infrastructure, the foundation of which will be run on an ERP system based on SAP.

During fiscal 2007, our focus was on executing against our strategic plan, including implementing the following initiatives to achieve our goals:

Drive sales growth through a combination of existing client penetration and targeting new vertical markets. Historically, a significant portion of our revenues from our supply chain business have been generated from clients in the computing and software verticals. These verticals are mature and, as a result, gross margins in these verticals are low. To address this, we have expanded our sales focus to include three new markets, in addition to the computing and software verticals, that we believe can benefit from our supply chain expertise. We believe these verticals, communications, storage devices, and consumer electronics, are experiencing faster growth than our historical markets, and represent opportunities to realize higher gross margins on our services. Companies in these markets often are early in their product life cycles and have significant need for a supply chain partner which will be an extension to their business models.

Increase the value delivered to clients through service expansion. During fiscal year 2007 we continued to focus on and invest in expanding our e-commerce and logistics management services offerings, which we believe will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect these solutions will enhance our gross margins and drive greater profitability. Further, we believe that the addition of new services to existing clients will strengthen our relationship with these clients, and further integrate us with their business.

Drive operational efficiencies throughout our organization. As a result of the Modus acquisition, the Company has been running multiple information technology systems at a significant cost. Our strategy is to operate an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution is being designed to enable clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe our clients will benefit greatly from a global integrated business solution while we also reduce our operating costs. We currently expect to invest a total of $31.5 million in this initiative, of which approximately 77% was incurred through July 31, 2007. Another program that we expect will drive further operational efficiencies in the future is the implementation of a global shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We believe this initiative will yield improved process standardization and operating efficiency gains, as well as lower our operating costs.

We believe that successful execution of these initiatives will enable us to improve our financial performance. We have developed financial operating metric goals which are dependent on the successful implementation of these initiatives and annual revenue growth on a percentage basis of high single to low double digits. These goals are to (i) increase our gross margin percentage to approximately 12% to 14%, compared to approximately 11.5% in fiscal 2007 and approximately 10.3% in fiscal 2006, (ii) reduce our overall selling, general and administrative, restructuring and amortization costs to approximately 7% of revenue compared to approximately 10.2% in both fiscal 2007 and 2006, and (iii) therefore, result in an operating margin between 5% and 7%. From time to time we publicly state our progress against these goals and current expectation of when we believe we will attain these goals and begin operating at these levels. Among the key factors that will influence our performance against these goals are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, demand for our clients’ products, and demand for outsourcing services.

For the fiscal year ended July 31, 2007, we reported net revenue of $1.1 billion, operating income of $14.8 million, income from continuing operations before income taxes of $56.3 million and net income of $49.4 million. We currently conduct business in The Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, and Mexico in addition to our United States operations. At July 31, 2007, we had cash and cash equivalents, available for sale securities and short-term investments of $282.3 million, and working capital of $320.2 million.

As of July 31, 2007, approximately 43%, 38% and 19% of our long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2006, approximately 47%, 36% and 17% of our long-lived assets were located in the Americas, Asia and Europe, respectively. Approximately 67%, 60% and 60% of our consolidated net revenue was generated outside the United States during fiscal years 2007, 2006 and 2005, respectively.

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

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the fiscal year ended July 31, 2007, sales to Hewlett-Packard and Advanced Micro Devices accounted for approximately 31% and 11%, respectively, of our consolidated net revenue. During fiscal 2007, five clients accounted for approximately 62% of our consolidated net revenue. For the fiscal year ended July 31, 2006, sales to Hewlett-Packard and Kodak accounted for approximately 30% and 11%, respectively, of our consolidated net revenue. During fiscal 2006, five clients accounted for approximately 60% of our consolidated net revenue. Sales to one client, Hewlett-Packard, accounted for approximately 36% of our consolidated net revenue for fiscal year 2005.

In fiscal 2007, we recognized lower annual revenues from Kodak as a result of changes to certain programs that we executed on their behalf in fiscal 2006. Sales to Kodak declined by approximately $68.6 million from approximately $126.0 million in fiscal year 2006 to $57.4 million in fiscal 2007. In addition, as previously announced, in February 2007, we were informed that a business unit of Hewlett-Packard intended to migrate away from ModusLink a program which accounts for approximately $100.0 million of annual revenue. The operating income associated with this program is estimated at less than $3.0 million per year. Volumes associated with this program declined in the fourth quarter of fiscal 2007 and did not have a significant impact on the results of operations for fiscal 2007. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. We currently do not have any agreements which obligate any client to buy a minimum amount of products or services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

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

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified in accordance with accounting principles generally accepted in the United States of America to conform to the current year presentation.

All significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and between the Company’s subsidiaries.

Results of Operations

Fiscal 2007 compared to Fiscal 2006

Net Revenue:

	2007	As a % of Total Net Revenue	2006	As a % of Total Net Revenue	$ Change	% Change
	($ in thousands)
Americas	$395,084	34.6%	$479,093	41.7%	$(84,009)	(17.5)%
Asia	288,936	25.3%	245,624	21.4%	43,312	17.6%
Europe	459,006	40.1%	424,169	36.9%	34,837	8.2%

Total	$1,143,026	100.0%	$1,148,886	100.0%	$(5,860)	(0.5)%

Net revenue within the Americas, Asia, and Europe segments decreased by approximately $5.9 million for the fiscal year ended July 31, 2007, as compared to the prior fiscal year. This decrease included a decline in revenue from Kodak year over year of approximately $68.6 million in connection with a change in their supply chain model. This decline in Kodak revenue year over year affected the Americas, Asia and Europe segments by approximately $36.0 million, $3.4 million and $29.2 million, respectively. In addition to the decline mentioned above, the net revenue in the Americas region was also negatively impacted by lower revenue of approximately $23.0 million due to a change in a client’s program. The remaining decrease in the Americas revenue of approximately $25.0 million resulted primarily from a net overall decrease in client order volumes as compared to the prior fiscal year. Within the Asia region, the net revenue growth of approximately $43.3 million as compared to the prior fiscal year resulted primarily from increased revenue of approximately $38.6 million due to a net overall increase in order volumes, new business and the launch of new programs for certain clients in addition to the contribution of revenue of approximately $8.5 million from our subsidiary in Japan, which was previously operated as a joint venture in which we had a 40% interest. ModusLink acquired full ownership of this entity on April 2, 2007. These increases were partially offset by the decline in Kodak revenue mentioned above. Within the Europe region, the net revenue growth of approximately $34.8 million resulted primarily from a net overall increase in order volumes, new client programs and new business, offset by the decline in Kodak revenue mentioned above as compared to the prior year.

A significant portion of our client base operates in the technology sector, which is intensely competitive and very volatile. Our clients’ order volumes vary from quarter to quarter for a variety of reasons, including market acceptance of their new product introductions and overall demand for their products. This business environment, and our mode of transacting business with our clients, does not lend itself to precise measurement of the amount and timing of future order volumes, and as a result, future consolidated and segment sales volumes and revenues could vary significantly from period to period. We sell primarily on a purchase order basis, rather than pursuant to contracts with minimum purchase requirements. These purchase orders are generally for quantities necessary to support near-term demand for our clients’ products.

Cost of Revenue:

	2007	As a % of Segment Net Revenue	2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$353,824	89.6%	$430,570	89.9%	$(76,746)	(17.8)%
Asia	224,555	77.7%	197,190	80.3%	27,365	13.9%
Europe	433,582	94.5%	402,895	95.0%	30,687	7.6%

Total	$1,011,961	88.5%	$1,030,655	89.7%	$(18,694)	(1.8)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. Cost of revenue decreased by approximately $18.7 million for the fiscal year ended July 31, 2007 as compared to the fiscal year ended July 31, 2006. Gross margin improved to 11.5% for the fiscal year ended July 31, 2007 as compared to 10.3% in the prior fiscal year. For the fiscal year ended July 31, 2007, the Company’s gross margin percentages within the Americas, Asia and Europe regions were approximately 10.4%, 22.3% and 5.5%, as compared to 10.1%, 19.7% and 5.0%, respectively, for the prior fiscal year. Within the Americas region the decline in cost of revenue of approximately $76.7 million was in proportion to the decline in net revenue although the gross margin percentage improved by approximately 0.3% due to improved client and product mix and efficiencies realized as compared to the prior fiscal year. Within the Asia region, the approximately $15.9 million or 2.6% increase in gross margin was primarily due to improved volume leveraging and efficiencies realized offset by an unfavorable impact of additional costs incurred primarily due to the higher volumes and four months of additional costs from the Company’s Japan-based subsidiary as compared to the prior fiscal year. Within the Europe region the approximately $4.2 million or 0.5% increase in gross margin was primarily due to improved client and product mix, volume leveraging, operating footprint optimization and efficiencies realized, offset by an unfavorable impact of additional costs incurred such as contract labor and other direct manufacturing costs primarily due to the higher volumes as compared to the prior fiscal year.

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

As outlined in our strategic initiative discussion in the Overview section above, we remain focused on margin improvement through several revenue and operating efficiency initiatives designed to improve the profitability of our business and maintain our competitive position.

Selling Expenses:

	2007	As a % of Segment Net Revenue	2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$4,269	1.1%	$7,504	1.6%	$(3,235)	(43.1)%
Asia	4,389	1.5%	5,310	2.2%	(921)	(17.3)%
Europe	6,427	1.4%	7,254	1.7%	(827)	(11.4)%

Total	$15,085	1.3%	$20,068	1.7%	$(4,983)	(24.8)%

Selling expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, travel expenses, facilities costs, consulting fees and marketing expenses. Selling expenses decreased by approximately $5.0 million for the fiscal year ended July 31, 2007 as compared to the prior fiscal year ended July 31, 2006 primarily as a result of a decrease in compensation and employee related costs, consulting fees and travel expenses of approximately $4.1 million, $0.6 million and $0.2 million, respectively. The decrease in compensation and employee related costs throughout the regions are the result of the reorganization of the global sales team. For the fiscal years ended July 31, 2007 and 2006, compensation and employee-related costs represented approximately 61% and 66% of total selling expenses, respectively.

General and Administrative Expenses:

	2007	As a % of Segment Net Revenue	2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$20,177	5.1%	$19,676	4.1%	$501	2.5%
Asia	28,017	9.7%	21,802	8.9%	6,215	28.5%
Europe	27,192	5.9%	25,318	6.0%	1,874	7.4%

Subtotal	75,386	6.6%	66,796	5.8%	8,590	12.9%
Other	16,365	—	16,437	—	(72)	(0.4)%

Total	$91,751	8.0%	$83,233	7.2%	$8,518	10.2%

General and administrative expenses within the Americas, Asia, and Europe operating segments consist primarily of compensation and other employee-related costs, facilities costs, information technology expenses, fees for professional services and depreciation expense. The total general and administrative expenses for these operating segments increased by approximately $8.6 million for the fiscal year ended July 31, 2007, as compared to the prior fiscal year ended July 31, 2006 primarily due to approximately a $2.1 million increase in compensation and other employee-related costs, a $1.8 million increase in professional fees, a $4.0 million increase in information technology infrastructure charges consisting primarily of global hardware and software maintenance expenses, and a $1.2 million increase related to the new ERP system. These increases were offset by a reduction of insurance expense of approximately $0.5 million. Within the Americas region, the approximately $0.5 million increase in general and administrative expenses was primarily due to approximately a $0.8 million increase in information technology infrastructure charges and a $0.3 million increase associated with the new ERP system, offset by a $0.5 million decrease in compensation and employee-related costs. Within the Asia region, the approximately $6.2 million increase in general and administrative expenses was primarily due to approximately a $2.0 million increase in compensation and employee-related costs, a $1.0 million increase in professional fees, a $1.9 million increase in information technology infrastructure charges and a $1.1 million increase associated with the new ERP system. Within the Europe region, the approximately $1.9 million increase in general and administrative expenses was primarily due to a $1.7 million increase in information technology infrastructure charges.

Amortization of Intangible Assets:

	2007	As a % of Segment Net Revenue	2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)

Americas	$2,126	0.5%	$2,124	0.4%	$2	0.1%
Asia	2,035	0.7%	2,040	0.8%	(5)	(0.2)%
Europe	660	0.1%	660	0.2%	—	0.0%

Total	$4,821	0.4%	$4,824	0.4%	$(3)	(0.1)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 1 to 7 years.

Restructuring, net:

	2007	As a % of Segment Net Revenue	2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)

Americas	$3,234	0.8%	$1,170	0.2%	$2,064	176.4%
Asia	134	—	264	0.1%	(130)	(49.2)%
Europe	1,269	0.3%	8,038	1.9%	(6,769)	(84.2)%

Subtotal	4,637	0.4%	9,472	0.8%	(4,835)	(51.0)%
Other	6	—	49	—	(43)	(87.8)%

Total	$4,643	0.4%	$9,521	0.8%	$(4,878)	(51.2)%

During the fiscal year ended July 31, 2007 the Company recorded net restructuring charges of approximately $4.6 million. These charges consisted of approximately $1.4 million relating to a workforce reduction of approximately 91 employees primarily related to the consolidation of facilities in the Netherlands in the Europe region and the elimination of redundant positions related to the Company’s hub and spoke initiative from the Americas region as well as the closure or reorganization of certain Utah facilities in the Americas region. Additionally, the Company recorded approximately $3.2 million relating to early termination charges and unutilized lease facilities for which the Company expects to realize no future economic benefit primarily due to the restructuring activities of the Netherlands facilities in the Europe region as well as the restructuring activities from the Americas region.

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

Interest Income/Expense:

During the fiscal year ended July 31, 2007, interest income increased by approximately $4.2 million to approximately $10.4 million from $6.2 million from the prior fiscal year. The increase in interest income was the result of both higher average interest rates and higher average cash and cash equivalent and short-term investment balances during fiscal year 2007 compared to the prior fiscal year.

Interest expense totaled approximately $2.5 million and $2.8 million for the fiscal years ended July 31, 2007 and 2006, respectively. The Company incurred interest expense related to the Company’s stadium obligation of approximately $0.7 million in fiscal years 2007 and 2006, respectively. In both years, the remaining interest expense related primarily to outstanding borrowings on a revolving bank credit facility. Although the average borrowing rate increased during fiscal year 2007 as compared to fiscal year 2006, the average outstanding balance was lower during the current fiscal year as compared to the prior fiscal year.

Other Gains, net:

Other gains, net included a net gain of approximately $31.9 million for the fiscal year ended July 31, 2007 as compared to a net gain of approximately $28.5 million in the prior fiscal year. The net gains in both fiscal years resulted primarily from acquisitions by third parties of @Ventures portfolio companies. During fiscal year 2007, gains from sales of investments of approximately $1.6 million and $28.7 million, respectively, resulted from acquisitions by third parties of Mitchell International, Inc. and Avamar Technologies, Inc. Additionally, gains of approximately $4.7 million were recorded to adjust previously recorded gains on acquisitions of @Ventures portfolio companies acquired by third parties in previous reporting periods, due to satisfaction of conditions leading to the release of funds held in escrow.

During the fiscal year ended July 31, 2006, the Company recorded gains from sales of investments of approximately $19.4 million, $3.3 million and $4.6 million, respectively, resulting from acquisitions by third parties of WebCT Inc., Realm Business Solutions, Inc. and Alibris, Inc. Additionally, a gain of approximately $0.5 million was recorded to adjust a previously recorded gain on the acquisition by a third party of Molecular, Inc., an @Ventures portfolio company, due to satisfaction of conditions leading to the release of funds held in escrow. The Company also recorded a gain of approximately $2.7 million related to the sale of a building in Ireland.

Other gains, net also included foreign currency exchange losses of approximately $2.8 million and $2.3 million, respectively, for fiscal years 2007 and 2006. These foreign currency exchange losses related primarily to unhedged foreign currency exposures in Asia. The Company has operations in various countries throughout the world and its operating results and financial position can be affected by significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis to assist in managing the exposure that results from such fluctuations, and expects to continue such practice.

Equity in Income (Losses) of Affiliates, net:

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain @Ventures portfolio companies that are accounted for under the equity method of accounting. Under the equity method, the Company’s proportionate share of each affiliate’s income (losses) is included in equity in income (losses) of affiliates. Equity in income (losses) of affiliates increased by approximately $1.8 million to income of approximately $1.7 million for the fiscal year ended July 31, 2007 from a loss of approximately $0.1 million for the fiscal year ended July 31, 2006 primarily as a result of an increase in net income recognized by certain of the affiliate companies. Included in equity in income (losses) of affiliates, net, for the fiscal years ended July 31, 2007 and 2006 are impairment charges of approximately $1.0 million and $0.6 million for other than temporary declines in the carrying value of certain investments in affiliates.

Income Tax Expense:

During the fiscal year ended July 31, 2007, the Company recorded income tax expense of approximately $7.1 million, as compared to $3.8 million for the prior fiscal year. Included in the prior year tax provision were income tax benefits of approximately $2.0 million for the reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes on the accompanying consolidated balance sheets.

For the year ended July 31, 2007, the Company recorded a tax provision of approximately $3.7 million in the U.S. resulting from the utilization of acquired tax attributes. The utilization of acquired tax attributes results in an income tax expense and corresponding reduction of goodwill.

The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits. A majority of the income recognized in the U.S. relates to proceeds received by @Ventures from liquidity events of portfolio companies. Due to the unpredictable nature of these events, the Company continues to maintain a valuation allowance in the U.S. and certain of its foreign subsidiaries against its deferred tax asset. The Company provides income tax expense related to the utilization of acquired tax attributes, federal alternative minimum tax, state taxes and foreign taxes.

Discontinued Operations:

During the fiscal year ended July 31, 2007, the Company recorded income from discontinued operations of approximately $0.3 million primarily related to changes to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding the estimated length of time required to sublease the vacant space and the expected rent recovery rate.

For the fiscal year ended July 31, 2006, the Company recorded a loss from discontinued operations of approximately $13.7 million primarily related to the discontinued operations and sale of the Company’s marketing distribution services business, SalesLink. This business unit had previously been included within the Company’s Americas reporting segment. The $13.7 million loss from discontinued operations includes net operating charges of approximately $9.6 million and a $1.5 million loss on sale of the SalesLink’s marketing distribution services business. The Company also recorded an approximately $2.6 million impairment charge to a previously recorded loss on the sale of Tallan for an other than temporary decline in the carrying value of a note receivable and warrant. The net operating charges include revenues of approximately $13.3 million, expenses of $14.6 million, a charge of $5.6 million for unutilized facility and equipment leases and a non-cash charge of $2.7 million for the write down of goodwill.

The Company does not expect any future residual costs related to the discontinued operations noted above to be significant.

Results of Operations

Fiscal 2006 compared to Fiscal 2005

Net Revenue:

	2006	As a % of Total Net Revenue	2005	As a % of Total Net Revenue	$ Change	% Change
	($ in thousands)

Americas	$479,093	41.7%	$433,147	4.1%	$45,946	10.6%
Asia	245,624	21.4%	212,595	20.2%	33,029	15.5%
Europe	424,169	36.9%	407,681	38.7%	16,488	4.0%

Subtotal	1,148,886	100.0%	1,053,423	100.0%	95,463	9.1%
Other	—	—	84	—	(84)	(100.0)%

Total	$1,148,886	100.0%	$1,053,507	100.0%	$95,379	9.1%

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

Two clients, Hewlett-Packard and Kodak, accounted for approximately 30% and 11%, respectively, of our consolidated net revenue for the fiscal year ended July 31, 2006. A significant portion of our annual volume in fiscal 2006 with Kodak was concentrated within the first six months of our fiscal year in support of seasonality based demand for Kodak’s consumer products during the holiday season.

Cost of Revenue:

	2006	As a % of Segment Net Revenue	2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)

Americas	$430,570	89.9%	$397,225	91.7%	$33,345	8.4%
Asia	197,190	80.3%	161,184	75.8%	36,006	22.3%
Europe	402,895	95.0%	374,654	91.9%	28,241	7.5%

Total	$1,030,655	89.7%	$933,063	88.6%	$97,592	10.5%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. Cost of revenue increased for the fiscal year ended July 31, 2006 primarily as a result of the increase in revenues as compared to the prior fiscal year. Overall net revenue increased 9.1% while cost of revenue increased 10.5%, as compared to the prior year. As a result, gross margins for the fiscal year ended July 31, 2006 were 10.3% as compared to 11.4% in the prior year, a $2.2 million decline.

The Company’s gross margin percentages within the Americas, Asia and Europe regions were 10.1%, 19.7% and 5%, as compared to 8.3%, 24.2% and 8.1%, respectively, for the same period of the prior year. Within the Americas region, the $12.6 million or 2% increase in gross margin percentage was primarily attributable to higher sales and the benefit of cost reduction initiatives implemented to improve operational efficiencies. Within the Asia region, the $3.0 million or 4% decline in gross margin percentage was attributable to $27.9 million of increased business volumes and cost savings offset by $30.9 million of form factor changes and price reductions. While volumes were strong, we also experienced reduced revenues from certain customer programs as a result of the continued dematerialization of components or form factor changes to certain accessory kits which we produce for our clients. The price reductions impact was largely attributable to certain price concessions in connection with the signing of a new multi-year contract in the spring of 2005. Within the Europe region, $11.8 million or the 3% decline in gross margin percentage was primarily attributable to $5.1 million of additional costs incurred in the second quarter to support a larger than anticipated surge in demand for a significant client’s products during the holiday season. These costs primarily included higher freight expediting fees, warehousing and assembly costs, and distribution costs. In addition, gross margins in Europe were negatively impacted by $7.9 million of form factor changes and price reductions versus the prior year, partially offset by approximately $1.3 million of cost savings and increased business volumes.

Selling Expenses:

	2006	As a % of Segment Net Revenue	2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)

Americas	$7,504	1.6%	$7,019	1.6%	$485	6.9%
Asia	5,310	2.2%	6,874	3.2%	(1,564)	(22.8)%
Europe	7,254	1.7%	7,688	1.9%	(434)	(5.6)%

Subtotal	20,068	1.7%	21,581	2.0%	(1,513)	(7.0)%
Other	—	—	(3)	(3.6)%	3	100.0%

Total	$20,068	1.7%	$21,578	2.0%	$(1,510)	(7.0)%

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

General and Administrative Expenses:

	2006	As a % of Segment Net Revenue	2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)

Americas	$19,676	4.1%	$23,183	5.4%	$(3,507)	(15.1)%
Asia	21,802	8.9%	18,532	8.7%	3,270	17.6%
Europe	25,318	6.0%	21,955	5.4%	3,363	15.3%

Subtotal	66,796	5.8%	63,670	6.0%	3,126	4.9%
Other	16,437	—	16,943	—	(506)	(3.0)%

Total	$83,233	7.2%	$80,613	7.7%	$2,620	3.3%

General and administrative expenses within the Americas, Asia, and Europe operating segments consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. The total general and administrative expenses for these operating segments increased during the fiscal year ended July 31, 2006, as compared to the prior fiscal year, primarily as a result of $7.7 million of higher costs associated with the Company’s migration to a new ERP platform, higher depreciation of approximately $1.6 million primarily as a result of the change to the new ERP platform and $1.1 million of higher consulting costs. These costs were partially offset by approximately $3.3 million of lower employee-related costs, $1.9 million of lower legal and accounting costs and $1.1 million of lower stock-based compensation. Within the Americas region, the $3.5 million decrease in general and administrative expenses was primarily associated with lower employee-related costs of $3.1 million. Within the Asia region, the $3.3 million increase in general and administrative expenses was primarily associated with ERP initiative costs of approximately $3.8 million. This increase was partially offset by lower software and hardware maintenance of $0.7 million. Within the Europe region, the $3.4 million increase in general and administrative expenses was primarily associated with the ERP initiative costs of approximately $1.8 million, higher employee related costs of $0.2 million, higher facility related costs of $0.2 million and higher professional and accounting fees of $0.2 million.

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

Amortization of Intangible Assets:

	2006	As a % of Segment Net Revenue	2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)

Americas	$2,124	0.4%	$2,864	0.7%	$(740)	(25.8)%
Asia	2,040	0.8%	1,895	0.9%	145	7.7%
Europe	660	0.2%	467	0.1%	193	41.3%

Total	$4,824	0.4%	$5,226	0.5%	$(402)	(7.7)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 1 to 7 years.

Restructuring, net:

	2006	As a % of Segment Net Revenue	2005	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,170	0.2%	$2,805	0.6%	$(1,635)	(58.3)%
Asia	264	0.1%	937	0.4%	(673)	(71.8)%
Europe	8,038	1.9%	1,397	0.3%	6,641	475.4%

Subtotal	9,472	0.8%	5,139	0.5%	4,333	84.3%
Other	49	—	119	141.7%	(70)	(58.8)%

Total	$9,521	0.8%	$5,258	0.5%	$4,263	81.1%

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

During the fiscal year ended July 31, 2005, the Company recorded net restructuring charges of approximately $5.3 million. These charges consisted of approximately $2.5 million related to a workforce reduction of 135 employees, approximately $3.2 million related to unutilized facilities for which the Company expects to realize no future economic benefit and approximately $0.1 million related to the impairment of certain assets no longer in service. In addition, the Company recorded adjustments of approximately $0.1 million to previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the estimated length of time required to sublease each vacant space and the expected rent recovery rates. The Company also recorded an adjustment of approximately $0.5 million as the result of a gain on the sale of previously impaired assets that had been reflected within restructuring expense.

Interest Income/Expense:

During the fiscal year ended July 31, 2006, interest income increased $2.4 million to approximately $6.2 million from $3.8 million from the prior fiscal year. The increase in interest income was the result of both higher average interest rates and higher average cash and cash equivalent and short-term investment balances during fiscal 2006 compared to the prior fiscal year.

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

Other Gains, net:

Other gains, net, totaled a gain of $28.5 million for the fiscal year ended July 31, 2006 as compared to a gain of $2.6 million for the prior fiscal year. During the fiscal year ended July 31, 2006, the Company recorded a gain of approximately $2.7 million related to the sale of a building in Europe. In addition, the Company recorded a gain of approximately $19.4 million as a result of the acquisition of WebCT Inc. by a third party, a gain of approximately $3.3 million as a result of the acquisition of Realm Business Solutions, Inc. by a third party and a gain of approximately $4.6 million as a result of the acquisition of Alibris, Inc. by a third party. Web CT Inc., Realm Business Solutions Inc. and Alibris, Inc. were all @Ventures portfolio companies. The Company also recorded a gain of approximately $0.5 million to adjust a previously recorded gain as a result of the acquisition of Molecular Inc., an @Ventures portfolio company, due to satisfaction of conditions leading to the release of funds held in escrow. The Company also incurred foreign exchange losses of approximately $2.3 million during the fiscal year ended July 31, 2006, primarily related to unhedged foreign currency exposures in Asia.

Other gains, net, totaled $2.6 million for the fiscal year ended July 31, 2005. During the fiscal year ended July 31, 2005, the Company realized gains totaling approximately $5.7 million, of which approximately $5.1 million related to the acquisition by third parties of two @Ventures portfolio companies, Molecular and Classmates Online, Inc. These gains were partially offset by foreign exchange losses during the year of approximately $3.1 million, primarily related to unhedged foreign currency exposures in Asia.

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

Income Tax Expense/(Benefit):

During the fiscal year ended July 31, 2006, the Company recorded income tax expense of approximately $3.8 million, as compared to an income tax benefit of $19.9 million for the prior fiscal year. Included in the tax provision were income tax benefits of approximately $2.0 million and $24.7 million in fiscal 2006 and 2005, respectively, for the reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes on the accompanying consolidated balance sheets.

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

Discontinued Operations:

For the year ended July 31, 2006, the Company recorded a loss from discontinued operations of approximately $13.7 million primarily related to the sale of the Company’s marketing distribution services business, SalesLink. This business had previously been included within the Company’s Americas reporting segment. During the second quarter ended January 31, 2006, CMGI’s Board of Directors authorized the divestiture of SalesLink, management determined that its planned divestiture of SalesLink met the criteria for discontinued operations accounting in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As such, the operating results of SalesLink have been segregated from continuing operations and have been reported as discontinued operations in the accompanying balance sheets, statements of operations and cash flows for all periods presented. SalesLink’s business was sold in June 2006. The $13.7 million loss from discontinued operations is comprised of revenues of $13.3 million, expenses of $14.6 million, a charge of $5.6 for unutilized facility and equipment leases, a non-cash charge of $2.7 million for the write down of goodwill, and a $1.5 million loss on sale of SalesLink’s marketing and distribution services business. The Company also recorded a $2.6 million impairment charge to a previously recorded loss on sale of Tallan for an other than temporary decline in the carrying value of a note receivable and warrant.

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

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of our interests in subsidiaries, returns generated by our venture capital business and borrowings from lending institutions. As of July 31, 2007, our primary sources of liquidity consisted of cash and cash equivalents and short-term investments of $282.3 million. In addition, ModusLink has a revolving credit agreement (the “Loan Agreement”) with a bank syndicate. The Loan Agreement is a three-year $60.0 million revolving credit facility, with a scheduled maturity of October 31, 2008. Advances under the Loan Agreement may be in the form of loans or letters of credit. Approximately $24.8 million of borrowings were outstanding under the Loan Agreement, and approximately $0.1 million had been reserved in support of outstanding letters of credit as of July 31, 2007. Interest on the revolving credit facility is based on Prime or the London Interbank Offered Rate “LIBOR” plus an applicable margin (ranging from 1.25% – 1.75%). The Loan Agreement is secured by all assets of ModusLink and includes certain restrictive financial covenants, which include balance sheet leverage, liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, or acquire or sell assets without prior approval from the lenders. We were in compliance with all covenants at July 31, 2007 and 2006. In addition, we maintain credit facilities of approximately $3.4 million and $0.9 million with Japan and Taiwan banks, respectively. No amounts were outstanding under these facilities at July 31, 2007. Our working capital at July 31, 2007 was approximately $320.2 million.

Net cash provided by operating activities of continuing operations was approximately $52.6 million and $16.6 million for the fiscal years ended July 31, 2007 and 2006, respectively, compared to net cash used for operating activities of continuing operations of approximately $13.8 million for the fiscal year ended July 31, 2005. Cash provided by (used in) operating activities of continuing operations represents net income as adjusted for non-cash items and changes in working capital. The cash provided by operating activities of continuing operations for the fiscal year ended July 31, 2007 was primarily driven by income from continuing operations of approximately $49.1 million as compared to income from continuing operations of approximately $28.7 million and $30.7 million, respectively, for fiscal years 2006 and 2005. Cash flows from operating activities of continuing operations for fiscal year 2007 also included a decrease in inventory of approximately $21.0 million as a result of reduced volumes on certain client programs. Additionally, during the fiscal year ended July 31, 2007, non-cash items primarily included approximately $15.0 million of depreciation expense, $4.8 million of amortization of intangible assets, $5.2 million of stock-based compensation expense and $31.9 million of non-operating gains, net. Non-operating gains related primarily to our investments in @Ventures portfolio companies which were acquired by third parties during the year. We also incurred foreign currency exchange losses of approximately $2.8 million which relate primarily to unhedged foreign currency exposures in Asia. During the fiscal year ended July 31, 2006, non-cash items primarily included approximately $11.0 million of depreciation expense, $4.8 million of amortization of intangible assets, $6.4 million of stock-based compensation expense, $2.7 million related to a gain on the sale of a building in Europe and $28.0 million of non-operating gains, net. Non-operating gains related primarily to our investments in @Ventures portfolio companies which were acquired by third parties during the year. During the fiscal year ended July 31, 2005, non-cash items primarily included $9.7 million of depreciation expense, $5.2 million of amortization of intangible assets and $5.7 million of stock-based compensation expense. In fiscal 2005, net cash used from operating activities also included an inventory increase of approximately $21.8 million, largely related to new client programs launched during the year.

We believe that our cash flows related to operating activities of continuing operations is dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are dependent on several factors including the overall performance of the technology sector, and the market for outsourcing services. The intensity of the competition in our markets is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. A one-percentage point decline in our gross margins earned during the fiscal year ended July 31, 2007, would have resulted in an approximately $11.4 million decline in our cash flows from operating activities. We continue to focus on margin improvement, through our efforts to target new vertical markets, expand our service offerings and lower our infrastructure costs in order to improve the profitability and cash flows of our business and maintain our competitive position. We believe our ERP and hub and spoke initiatives are key enablers to drive efficiencies and lower our operating costs. We also seek to lower our cost to service clients, by moving work to lower-cost venues and establishing facilities closer to our clients to gain efficiencies.

Investing activities of continuing operations used cash of $19.7 million, $75.4 million and $77.7 million for the fiscal years ended July 31, 2007, 2006 and 2005, respectively. The approximately $19.7 million of cash used for investing activities in fiscal 2007 resulted from approximately $24.0 million of capital expenditures, $17.4 million of investments in auction rate securities and $11.2 million of investments in affiliates. These cash uses were partially offset by approximately $35.0 million of proceeds from the acquisition by third parties of @Ventures portfolio companies as previously noted. We also used approximately $2.2 million, net of cash acquired, to acquire full ownership of the joint venture through which we operated in Japan. The approximately $75.4 million of cash used for investing activities in fiscal 2006 resulted from the investment of approximately $94.5 million in auction rate securities in order to increase the yields earned on our available cash, $16.5 million of capital expenditures and $6.8 million of investments in affiliates. These cash uses were partially offset by approximately $3.0 million of proceeds from the sale of our SalesLink marketing distribution services business, $2.7 million of proceeds from the sale of a building in Europe and approximately $36.5 million from the acquisition by third parties of @Ventures portfolio companies as previously noted. During the fiscal year ended July 31, 2005, our primary use of cash for investing activities included the acquisition of Modus, for which we made a net cash payment of approximately $66.2 million to retire Modus’ debt and pay certain deal related costs. Also during the fiscal year ended July 31, 2005, we paid additional acquisition related costs of approximately $1.8 million and had capital expenditures of $12.3 million. In addition, during the fiscal year ended July 31, 2005, @Ventures invested approximately $4.8 million and received distributions of approximately $7.5 million related to the acquisition by third parties of @Ventures portfolio companies as previously noted. As of July 31, 2007, we had approximately $30.5 million of investments in affiliates, which may be a potential source of future liquidity. However, we do not anticipate being dependent on liquidity from these investments to fund either our short-term or long-term operating activities. Through the fiscal year ended July 31, 2007, we have invested approximately $24.3 million in a new ERP system in connection with our strategy to create a global integrated supply-chain system infrastructure that extends from front-end order management through distribution returns management. The total investment in the new ERP system is expected to approximate $31.5 million.

Financing activities of continuing operations provided cash of approximately $0.7 million for the fiscal year ended July 31, 2007 primarily as a result of proceeds from the issuance of common stock from the exercise of employee stock options and the employee stock purchase plan. Financing activities of continuing operations used cash of approximately $0.7 million for the fiscal year ended July 31, 2006 and provided cash of approximately $14.1 million for the fiscal year ended July 31, 2005. The $0.7 million of cash used for financing activities of continuing operations during fiscal 2006 included approximately $1.2 million of proceeds from the issuance of common stock from the exercise of employee stock options and the employee stock purchase plan and approximately $1.7 million of cash used for the repayment of a mortgage in connection with the sale of a building in Europe. Also, during fiscal 2006, we borrowed $11.0 million under the revolving line of credit in order to support the demand for certain client products. This borrowing was repaid prior to July 31, 2006. The $14.1 million of cash provided by financing activities of continuing operations during fiscal 2005 included $6.1 million of proceeds from the issuance of common stock primarily from employee stock option exercises and $9.0 million of borrowings under the revolving line of credit. We are not dependent on liquidity from our financing activities to fund either our short-term or long-term operating activities.

Given our cash resources as of July 31, 2007, we believe that we have sufficient working capital and liquidity to support our operations, as well as continue to make investments through our venture capital business over the next fiscal year and for the foreseeable future. However, should additional capital be needed to fund future investment and acquisition activity, we may seek to raise additional capital through offerings of our stock, or through debt financing. There can be no assurance, however, that we will be able to raise additional capital on terms that are favorable to us, or at all.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

CONTRACTUAL OBLIGATIONS

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2019. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Such leasing arrangements involve buildings and machinery and equipment as noted in Note 7 in the accompanying consolidated financial statements in Item 8 below.

ModusLink has a revolving bank credit facility of $60.0 million. As of July 31, 2007, the effective interest rate on the credit facility was LIBOR rates plus an applicable margin (ranging from 1.25%-1.75%). Approximately $24.8 million of borrowings were outstanding under the facility, and approximately $0.1 million had been reserved in support of outstanding letters of credit.

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

Future minimum payments, including previously recorded restructuring obligations, as of July 31, 2007 are as follows:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
	(in thousands)
Operating leases	$77,187	$25,302	$35,780	$12,163	$3,942
Capital leases	788	459	329	—	—
Stadium obligations	13,600	2,400	3,200	3,200	4,800
Long-term debt	33	33	—	—	—
Purchase obligations	70,964	70,964	—	—	—
Revolving line of credit	24,786	—	24,786	—	—

Total	$187,358	$99,158	$64,095	$15,363	$8,742

The table above excludes obligations related to the Company’s defined benefit pension plans. See Note 16 of the accompanying consolidated financial statements for a summary of our expected contributions and benefit payments for these plans.

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $4.8 million. Capital lease obligations are net of interest of approximately $0.1 million.

Total rent and equipment lease expense charged to continuing operations was approximately $25.8 million, $21.3 million and $21.1 million for the fiscal years ended July 31, 2007, 2006 and 2005, respectively.

In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium, for a period of fifteen years. In August 2002, the Company finalized an agreement with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and remains obligated for a series of annual payments of $1.6 million per year through 2015. The Company applied a discount rate to the future payment stream to reflect the present value of its obligation on the accompanying consolidated balance sheet.

The Company applies the disclosure provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others”, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34, to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5 by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is a guarantor.

From time to time, the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries or former subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. Additionally, from time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2007, the Company had no recorded liabilities with respect to these arrangements.

In 1999, a subsidiary of the Company entered into a facility lease with a term ending in November 2006. The Company issued a guaranty in connection with this lease. The Company divested of its interest in the subsidiary in 2002. During the quarter ended October 31, 2006, the Company became aware that this lease had been amended to extend the lease term through November 2016 with cumulative base rent of approximately $16.0 million as of July 31, 2007. The Company disputes that it has any ongoing liability under this guaranty.

The Company is also a party to litigation from time to time, which it considers routine and incidental to its business. Management does not expect the results of any of such routine and incidental matters to have a material adverse effect on the Company’s business, results of operation or financial condition.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, intangible assets, income taxes, restructuring, valuation of long-lived assets and contingencies and litigation. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: preparing investment valuations; determining discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; determining future lease assumptions related to restructured facility lease obligations; and establishing income tax liabilities are the estimates most likely to have a material impact on our financial position and results of operations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, there can be no assurance that actual results will not differ materially from those estimates.

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

Revenue Recognition

The Company derives its revenue primarily from the sale of products, supply chain management services and other services. Revenue is recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria.

The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed or services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 104 (“SAB No. 104”). The Company also follows the guidance of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major client contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its clients. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to clients as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

The Company also follows the guidance of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria of EITF 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the client and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” Management allocates the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a unit of accounting that has already been delivered is limited to the amount that is not contingent upon the delivery of another separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. All deliverables that do not meet the separation criteria of EITF 00-21 are combined into one unit of accounting and the appropriate revenue recognition method is applied.

Restructuring Expenses

The Company follows the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. The Company records liabilities that primarily include estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations and other service contracts. As of July 31, 2007, the Company’s accrued restructuring balance totaled approximately $10.5 million, of which remaining contractual obligations represented approximately $9.3 million. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate experts to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10% – 20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by approximately $1.0 million to $2.1 million.

Stock-Based Compensation Plans

On August 1, 2005, the first day of the Company’s fiscal year 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the fiscal years ended July 31, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. SFAS No. 144 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group exceeds its fair value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management uses third party valuation reports to assist in its determination of fair value.

The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” The Company’s policy is to perform its annual impairment testing for all reporting units, determined to be the Americas, Europe and Asia operating segments, in the fourth quarter of each fiscal year. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Management uses third party valuation experts to assist in its determination of the fair value of reporting units subject to impairment testing. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in preparing our valuations of the Company’s reporting units for purposes of impairment testing differ materially from actual future results, the Company may record impairment charges in the future and our financial results may be materially adversely affected. The Company completed it annual impairment review of goodwill as of July 31, 2007 and has concluded that goodwill was not impaired. At July 31, 2007, the Company’s carrying value of goodwill and other intangible assets totaled approximately $178.3 million and $11.7 million, respectively.

Investments

Marketable securities held by the Company, which meet the criteria for classification as available-for-sale are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of income taxes, when applicable, as a component of accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity.

The Company maintains interests in several privately held companies primarily through its various venture capital funds. The Company’s venture capital business (“@Ventures”) invests in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. At July 31, 2007, the Company’s carrying value of investments in privately held companies was approximately $30.5 million. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of the net earnings or losses of the investee are reflected in “Equity in income (losses) of affiliates, net” in the Company’s accompanying consolidated statements of operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company requests from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies accounted for under the equity method of accounting of approximately $1.0 million, $0.6 million, and $0.4 million for the fiscal years ended 2007, 2006, and 2005, respectively. These impairment losses are reflected in “Equity in income (losses) of affiliates, net” in the Company’s accompanying consolidated statements of operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operations in the future. We may incur additional impairment charges to our equity investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our approximately $30.5 million of investments in affiliates at July 31, 2007 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by approximately $3.0 million to $6.1 million.

At the time an equity method investee sells its stock to unrelated parties at a price in excess of its book value, the Company’s net investment in that affiliate increases. If at that time, the affiliate is not a newly formed, non-operating entity, or a research and development company, start-up or development stage company, and if the affiliate appears to have the ability to continue in existence, the Company records the increase as a gain in its accompanying consolidated statement of operations. As of July 31, 2007, no such gains had been recorded related to any @Ventures investments.

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2007 and 2006, respectively, a valuation allowance has been recorded against the gross deferred tax asset in the U.S. and certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. The Company’s federal, state and foreign net operating loss carryforwards at July 31, 2007 totaled $2.0 billion, $2.1 billion and $68.8 million, respectively. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $41.0 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of SFAS No. 115, which permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating SFAS No. 159 and the impact, if any, that it may have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132 (R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). The Company adopted SFAS No.158, as required, as of July 31, 2007 and the effect of adoption was not material. (See Note 16)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its results of operations or financial position.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company’s adoption of SAB No. 108 as of July 31, 2007 did not have an impact on the Company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 on August 1, 2007, as required. The cumulative effect of adopting FIN 48, if any, will be recorded as an adjustment to the Company’s opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position). The Company is in the process of assessing the impact of this interpretation.

ITEM 7A.—	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market values of its investments. The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit, approximate fair value because of the short-term nature of these instruments. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our consolidated balance sheets and adjustments to the fair value during this holding period are recorded in the statement of operations.

Interest Rate Risk

At July 31, 2007, the Company was primarily exposed to the Prime Rate and LIBOR on its outstanding borrowing arrangements, and the Company had no open derivative positions with respect to its borrowing arrangements. A hypothetical 100 basis point increase in our interest rates would have resulted in an approximately 10%, or $0.2 million, increase in our interest expense for the fiscal year ended July 31, 2007.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy and include corporate and state municipal obligations such as commercial paper, certificates of deposit and institutional market funds.

Our exposure to market risk for changes in interest rates relates primarily to our investment in short-term investments. As of the fiscal year ended July 31, 2007, we had available-for-sale securities, a significant portion of which are classified as short-term investments on our accompanying consolidated balance sheet. These short-term investments include auction rate securities (“ARS”). The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through

“Dutch auctions” generally conducted every 7 to 90 days by a trust company or broker/dealer on behalf of the issuer. We believe these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty years. These instruments are rated AAA by Moody’s and Fitch ratings. Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investments guidelines and market conditions.

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to greater exposure from significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments, on a limited basis, principally foreign currency exchange contracts, to manage the transaction exposure that results from such fluctuations.

International revenues from our foreign operating segments accounted for approximately 67% of total revenues during the fiscal year ended July 31, 2007. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

Primary currencies include Euros, Singapore Dollars, British Pounds, Chinese Renminbi, Hungarian Forints, Czech Koruna, Taiwan Dollars and Japanese Yen. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues and operating expenses for our international operations. Similarly, our revenues and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While we attempt to balance local currency revenue to local currency expenses to provide in effect a natural hedge, it is not always possible to completely reduce the foreign currency exchange risk due to competitive and other reasons. We estimate operating income was negatively impacted due to foreign currency exposure by approximately $3.9 million in the Asia region and $5.0 million in the Europe region during fiscal 2007.

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the fiscal year ended July 31, 2007, we recorded foreign currency translation gains of approximately $2.7 million. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the fiscal year ended July 31, 2007, we recorded foreign currency transaction losses of approximately $2.8 million which are recorded in “Other gains, net” in our consolidated statement of operations.

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

ITEM 8.—	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CMGI, Inc.:

We have audited the accompanying consolidated balance sheets of CMGI, Inc. and subsidiaries as of July 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMGI, Inc. and subsidiaries as of July 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CMGI, Inc.’s internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 15, 2007, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP
Boston, Massachusetts
October 15, 2007

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$169,481	$131,728
Available-for-sale securities	959	2,554
Short-term investments	111,850	94,450
Accounts receivable, trade, net of allowance for doubtful accounts of $1,072 and $1,123 at July 31, 2007 and 2006, respectively	185,574	175,391
Inventories	60,945	77,887
Prepaid expenses and other current assets	11,659	11,638
Current assets of discontinued operations	91	1,962

Total current assets	540,559	495,610

Property and equipment, net	55,107	46,020
Investments in affiliates	30,460	20,655
Goodwill	178,276	181,239
Other intangible assets, net	11,719	16,540
Other assets	3,007	3,139

	$819,128	$763,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	459	321
Accounts payable	151,233	151,077
Current portion of accrued restructuring	5,342	5,368
Accrued income taxes	7,288	5,502
Accrued expenses	50,710	43,526
Other current liabilities	2,539	2,819
Current liabilities of discontinued operations	2,782	4,775

Total current liabilities	220,353	213,388

Revolving line of credit	24,786	24,786
Long-term portion of accrued restructuring	5,136	6,831
Obligations under capital leases, less current installments	329	548
Other long-term liabilities	11,757	15,629
Non-current liabilities of discontinued operations	1,698	4,106
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding as of July 31, 2007 and July 31, 2006	—	—
Common stock, $0.01 par value per share. Authorized 1,405,000,000 shares; issued and outstanding 485,744,968 shares at July 31, 2007 and 483,948,888 shares at July 31, 2006	4,889	4,865
Additional paid-in capital	7,461,313	7,455,076
Accumulated deficit	(6,918,904)	(6,968,315)
Accumulated other comprehensive income	7,771	6,289

Total stockholders’ equity	555,069	497,915

	$819,128	$763,203

See accompanying notes to consolidated financial statements.

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended July 31,
	2007	2006	2005
Net revenue	$1,143,026	$1,148,886	$1,053,507
Operating expenses:
Cost of revenue	1,011,961	1,030,655	933,063
Selling	15,085	20,068	21,578
General and administrative	91,751	83,233	80,613
Amortization of intangible assets	4,821	4,824	5,226
Restructuring, net	4,643	9,521	5,258

Total operating expenses	1,128,261	1,148,301	1,045,738

Operating income	14,765	585	7,769

Other income:
Interest income	10,437	6,218	3,766
Interest expense	(2,532)	(2,813)	(2,004)
Other gains, net	31,874	28,518	2,614
Equity in income (losses) of affiliates, net	1,726	(49)	(1,396)

	41,505	31,874	2,980

Income from continuing operations before income taxes	56,270	32,459	10,749
Income tax expense (benefit)	7,135	3,780	(19,933)

Income from continuing operations	49,135	28,679	30,682
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	276	(13,734)	(4,157)

Net income	$49,411	$14,945	$26,525

Basic and diluted earnings per share:
Earnings from continuing operations	$0.10	$0.06	$0.06
Income (loss) from discontinued operations	0.00	(0.03)	(0.00)

Earnings available to common stockholders	$0.10	$0.03	$0.06

Shares used in computing basic earnings per share	484,554	482,837	475,294

Shares used in computing diluted earnings per share	488,325	486,170	483,570

See accompanying notes to consolidated financial statements.

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Deferred compensation	Accumulated deficit	Total stockholders’ equity
Balance at July 31, 2004 (401,572,283 shares)	$4,016	$7,300,010	$(335)	$(591)	$(7,009,785)	$293,315

Comprehensive income, net of taxes:
Net income	—	—	—	—	26,525	26,525
Other comprehensive income:
Net unrealized holding loss arising during period	—	—	(14)	—	—	(14)
Foreign currency translation adjustment arising during the period	—	—	2,678	—	—	2,678
Minimum pension liability adjustment	—	—	(338)	—	—	(338)

Total comprehensive income	—	—	—	—	—	28,851

Issuance of common stock pursuant to employee stock purchase plans and stock options (9,490,832 shares)	95	5,961	—	—	—	6,056
Issuance of common stock for acquisition (68,555,678 shares)	685	122,166	—	—	—	122,851
Assumed or substituted options for acquisition (12,567,769 shares)	—	15,215	—	—	—	15,215
Nonvested Stock Grants, net of forfeitures (4,957,990 shares)	50	11,272	—	(11,322)	—	—
Stock based compensation expense	—	—	—	5,700	—	5,700
Reversal of Stock option tax benefit	—	(773)	—	—	—	(773)

Balance at July 31, 2005 (484,576,783 shares)	$4,846	$7,453,851	$1,991	$(6,213)	$(6,983,260)	$471,215

Comprehensive income, net of taxes:
Net income	—	—	—	—	14,945	14,945
Other comprehensive income:
Net unrealized holding gain arising during period	—	—	2,278	—	—	2,278
Reclassification adjustment for net realized loss included in net income	—	—	83	—	—	83
Foreign currency translation adjustment arising during the period	—	—	1,937	—	—	1,937

Total comprehensive income	—	—	—	—	—	19,243

Issuance of common stock pursuant to employee stock purchase plans and stock options (1,562,307 shares)	16	1,166	—	—	—	1,182
Nonvested Stock Grants, net of forfeitures (344,436 shares)	3	1,589	—	—	—	1,592
Stock based compensation expense	—	4,825	—	—	—	4,825
Effect of subsidiaries’ equity transaction	—	(142)	—	—	—	(142)
Reclassification of deferred compensation upon adoption of SFAS 123(R)	—	(6,213)	—	6,213	—	—

Balance at July 31, 2006 (486,483,526 shares)	$4,865	$7,455,076	$6,289	$—	$(6,968,315)	$497,915

Comprehensive income, net of taxes:
Net income	—	—	—	—	49,411	49,411
Other comprehensive income:
Net unrealized holding loss arising during period	—	—	(1,595)	—	—	(1,595)
Foreign currency translation adjustment arising during the period	—	—	2,674	—	—	2,674
Impact of adoption of SFAS No. 158	—	—	403	—	—	403

Total comprehensive income	—	—	—	—	—	50,893

Issuance of common stock pursuant to employee stock purchase plans and stock options (1,105,225 shares)	11	1,053	—	—	—	1,064
Nonvested Stock Grants (1,324,685 shares)	13	1,602	—	—	—	1,615
Stock based compensation expense	—	3,582	—	—	—	3,582

Balance at July 31, 2007 (488,913,436 shares)	$4,889	$7,461,313	$7,771	$—	$(6,918,904)	$555,069

See accompanying notes to consolidated financial statements.

CMGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended July 31,
	2007	2006	2005
Cash flows from operating activities of continuing operations:
Net income	$49,411	$14,945	$26,525
Income (loss) from discontinued operations	276	(13,734)	(4,157)

Income from continuing operations	49,135	28,679	30,682
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) continuing operations:
Depreciation	15,028	11,021	9,723
Amortization of intangible assets	4,821	4,824	5,226
Stock-based compensation	5,184	6,417	5,700
Non-cash restructuring charges, net	(138)	329	158
Non-operating gains, net	(31,874)	(28,006)	(5,360)
Equity in (income) losses of affiliates, net	(1,726)	49	1,396
Gain on sale of building	—	(2,749)	—
Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
Trade accounts receivable, net	1,954	(9,601)	(18,949)
Inventories	20,962	1,567	(21,812)
Prepaid expenses and other current assets	659	(523)	1,901
Accounts payable, accrued restructuring and accrued expenses	(7,350)	3,591	(2,069)
Refundable and accrued income taxes, net	1,348	2,076	(21,921)
Other assets and liabilities	(5,376)	(1,038)	1,553

Net cash provided by (used in) operating activities of continuing operations	52,627	16,636	(13,772)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(23,962)	(16,498)	(12,310)
Proceeds from the sale of available-for-sale securities	—	69	—
Purchases of short-term investments	(1,317,800)	(485,000)	—
Maturities of short-term investments	1,300,400	390,550	—
Net proceeds from sale of building	—	2,749	—
Net cash impact of Modus acquisition, including retirement of Modus’ indebtedness	—	—	(68,073)
Investments in affiliates	(11,178)	(6,800)	(4,806)
Proceeds from affiliate distributions	35,008	36,484	7,532
Business acquisition, net of cash acquired	(2,165)	—	—
Cash impact of divestitures of subsidiaries, net	—	3,000	—

Net cash used in investing activities of continuing operations	(19,697)	(75,446)	(77,657)

Cash flows from financing activities of continuing operations:
Repayments of long-term debt	—	(1,670)	(649)
Repayments on capital lease obligations	(385)	(258)	(280)
Repayments of revolving line of credit	—	(11,000)	—
Proceeds from revolving line of credit	—	11,000	9,000
Proceeds from issuance of common stock	1,064	1,182	6,056

Net cash provided by (used in) financing activities of continuing operations	679	(746)	14,127

Cash flows from discontinued operations:
Operating cash flows	272	(2,554)	543
Investing cash flows	—	(406)	(3,526)

Net cash provided by (used in) discontinued operations	272	(2,960)	(2,983)

Net effect of exchange rate changes on cash and cash equivalents	3,872	1,761	903
Net increase (decrease) in cash and cash equivalents	37,753	(60,755)	(79,382)
Cash and cash equivalents at beginning of year	131,728	192,483	271,865

Cash and cash equivalents at end of year	$169,481	$131,728	$192,483

See accompanying notes to consolidated financial statements.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”), through its subsidiary, ModusLink Corporation (“ModusLink”), provides end-to-end global supply chain management solutions that help businesses market, sell and distribute their products and services. ModusLink services technology-based clients in the computing, software, consumer electronics, storage and communications markets. ModusLink had fiscal 2007 revenue of approximately $1.1 billion, 34 facilities in 12 countries with a significant presence in Asia and Europe. In addition, CMGI’s venture capital business, @Ventures, invests in a variety of technology ventures. On April 2, 2007, ModusLink acquired full ownership of the joint venture through which it operated in Japan. ModusLink previously had a 40% interest in this entity. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in Delaware in 1986. CMGI’s address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

CMGI’s business strategy in recent years has led to the development, acquisition and operation of majority-owned subsidiaries focused on supply chain management services, as well as the investment in emerging, innovative and promising technology companies.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the results of its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company accounts for investments in businesses in which it owns between 20% and 50% of its voting interest using the equity method, if the Company has the ability to exercise significant influence over the investee company. All other investments for which the Company does not have the ability to exercise significant influence or for which there is not a readily determinable market value, are accounted for under the cost method of accounting. Certain amounts for prior periods have been reclassified to conform to current year presentations.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis the Company evaluates its estimates including those related to revenue recognition, inventories, investments, intangible assets, income taxes, restructuring, valuation of long-lived assets, contingencies and litigation. Accounting estimates are based on historical experience and various assumptions that are considered reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, actual results could differ materially from those estimated.

Revenue Recognition

The Company derives its revenue primarily from the sale of products, supply chain management services and other services. Revenue is recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria.

The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed or services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 104 (“SAB No. 104”). The Company also follows the guidance of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major client contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its clients. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to clients as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also follows the guidance of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria of EITF 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the client and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” Management allocates the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a unit of accounting that has already been delivered is limited to the amount that is not contingent upon the delivery of another separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. All deliverables that do not meet the separation criteria of EITF 00-21 are combined into one unit of accounting and the appropriate revenue recognition method is applied.

Foreign Currency Translation

All assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at the rates in effect at the balance sheet date. All amounts in the accompanying statement of operations are translated using the average exchange rates in effect during the year. Resulting translation adjustments are reflected in the accumulated other comprehensive income (loss) component of stockholders’ equity. Foreign currency transaction gains and losses are included in “Other gains and (losses), net”.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Investments with maturities greater than 90 days to twelve months at the time of purchase are considered short-term investments.

Fair Value of Financial Instruments

The carrying value for cash and cash equivalents, accounts and notes receivable, accounts payable, non-current liabilities and the revolving line of credit approximates fair value because of the short maturity of these instruments. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Investments

Marketable securities held by the Company, which meet the criteria for classification as available-for-sale are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of income taxes, when applicable, as a component of accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity.

The Company maintains interests in several privately held companies primarily through its various venture capital funds. The Company’s venture capital business, @Ventures, invests in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net earnings or losses of the investee are reflected in “Equity in income (losses) of affiliates, net” in the Company’s accompanying consolidated statements of operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company requests from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies accounted for under the equity method of accounting of approximately $1.0 million, $0.6 million, and $0.4 million for the fiscal years ended 2007, 2006, and 2005, respectively. These impairment losses are reflected in “Equity in income (losses) of affiliates, net” in the Company’s accompanying consolidated statements of operations.

At the time an equity method investee sells its stock to unrelated parties at a price in excess of its book value, the Company’s net investment in that affiliate increases. If at that time, the affiliate is not a newly formed, non-operating entity, or a research and development company, start-up or development stage company, and the affiliate appears to have the ability to continue in existence, the Company records the increase as a gain in its accompanying consolidated statement of operations.

Inventory

Inventories are stated at the lower of cost or market. Cost is primarily determined by the first-in, first-out (“FIFO”) method.

Inventories consisted of the following:

	July 31,
	2007	2006
	(in thousands)
Raw materials	$42,388	$48,539
Work-in-process	934	1,248
Finished goods	17,623	28,100

	$60,945	$77,887

Long-Lived Assets, Goodwill and Other Intangible Assets

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. SFAS No. 144 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group exceeds its fair value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management uses third party valuation reports to assist in its determination of fair value.

The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” The Company’s policy is to perform its annual impairment testing for all reporting units, determined to be the Americas, Europe and Asia operating segments, in the fourth quarter of each fiscal year. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Management uses third party valuation experts to assist in its determination of the fair value of reporting units subject to impairment testing. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in estimating our valuations of the Company’s reporting units for purposes of impairment testing differ materially from actual future results, the Company may record impairment charges in the future and our financial results may be materially adversely affected. The Company completed it annual impairment review of goodwill as of July 31, 2007 and has concluded that goodwill was not impaired.

Restructuring Expenses

The Company follows the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In accordance with this guidance, management must execute an exit plan that will result in

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the incurrence of costs that have no future economic benefit. The Company records liabilities that primarily include estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations and other service contracts. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts.

Property and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term. The Company capitalizes certain computer software development costs when incurred in connection with developing or obtaining computer software for internal use. The estimated useful lives are as follows:

Buildings	32 years
Machinery & equipment	3 to 5 years
Furniture & fixtures	5 to 7 years
Automobiles	5 years
Leasehold improvements	5 to 7 years
Software	3 to 5 years

Maintenance and repairs are charged to operating expenses as incurred. Major renewals and betterments are added to property and equipment accounts at cost.

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2007 and 2006, respectively, a valuation allowance has been recorded against the gross deferred tax asset in the U.S. and certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly.

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

Earnings (Loss) Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. The dilutive effects of common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Approximately 3.8 million, 3.3 million and 8.3 million weighted average common stock equivalents were

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in the denominator in the calculation of dilutive earnings per share for the years ended July 31, 2007, 2006 and 2005, respectively. Approximately 5.6 million, 7.3 million and 4.1 million common stock equivalent shares and approximately 1.1 million, 0.8 million and 0.4 million nonvested shares were excluded from the denominator in the diluted earnings per share calculation for the years ended July 31, 2007, 2006 and 2005, respectively, as their inclusion would have been antidilutive.

Stock-Based Compensation Plans

On August 1, 2005, the first day of the Company’s 2006 fiscal year, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the fiscal years ended July 31, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to July 31, 2005 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Major Clients and Concentration of Credit Risk

Sales to two clients, Hewlett-Packard and Advanced Micro Devices, accounted for approximately 31% and 11%, respectively, of the Company’s consolidated net revenue for the fiscal year ended July 31, 2007. Sales to two clients, Hewlett-Packard and Kodak, accounted for approximately 30% and 11%, respectively, of the Company’s consolidated net revenue for the fiscal year ended July 31, 2006. Sales to one client, Hewlett-Packard, accounted for approximately 36% of the Company’s consolidated net revenue for the fiscal year ended July 31, 2005. During fiscal 2007 and 2006 five clients accounted for approximately 62% and 60% of the Company’s consolidated net revenue, respectively. Accounts receivable from these clients amounted to approximately

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

42% and 45% of our total trade accounts receivable balance at July 31, 2007 and 2006, respectively. To reduce risk, the Company performs ongoing credit evaluations of its clients’ financial condition. The Company generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectibility of accounts receivable.

Financial instruments, which potentially subject the Company to concentrations of credit risk are cash, cash equivalents, available-for-sale securities, short-term investments, accounts receivable, accounts payable, the revolving line of credit and long-term debt, including capital lease obligations. The Company’s cash equivalent and short-term investment portfolio is diversified and consists primarily of short-term investment grade securities placed with high credit quality financial institutions.

Derivative Instruments and Hedging Activities

The Company enters into forward foreign currency exchange rate contracts to manage exposures to certain foreign currencies. The fair value of the Company’s foreign currency exchange rate contracts is estimated based on the foreign currency exchange rates as of July 31, 2007. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. At July 31, 2007, the notional value of the Company’s foreign currency exchange contracts was to sell 7.6 million U.S. dollars and to buy 3.0 million Euro and 0.7 million British Pounds.

The Company believes that its forward foreign currency exchange rate contracts economically function as effective hedges of the underlying exposures; however, the forward foreign currency exchange rate contracts do not meet the specific criteria for hedge accounting defined in SFAS No. 133, thus requiring the Company to record all changes in the fair value of these contracts in earnings in the period of the change. Unrealized gains or losses are included in “Other gains (losses), net” in the Company’s accompanying consolidated statements of operations and amounts were not material for the three years presented.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of SFAS No. 115, which permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating SFAS No. 159 and the impact, if any, that it may have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132 (R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). The Company adopted SFAS No.158, as required, as of July 31, 2007 and the effect of adoption was not material. (See Note 16)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its results of operations or financial position.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company’s adoption of SAB No. 108 as of July 31, 2007 did not have an impact on the Company’s results of operations or financial position.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 on August 1, 2007, as required. The cumulative effect of adopting FIN 48, if any, will be recorded as an adjustment to the Company’s opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position). The Company is in the process of assessing the impact of this interpretation.

(3)	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company classifies all highly liquid investments with original maturities of 90 days or less at the time of purchase as a cash equivalent. Investments with maturities greater than 90 days to twelve months at the time of purchase are considered short-term investments.

As of July 31, 2007 and 2006, the Company had short-term investments in Auction Rate Securities (“ARS”) of approximately $111.8 million and $94.5 million, respectively. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. These ARS are classified as short-term investments on the accompanying consolidated balance sheets due to management’s ability and intent regarding these securities and are accounted for as available-for-sale, in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” As of July 31, 2007 and 2006, respectively, there were no unrealized gains or losses associated with these investments as cost approximates fair value.

(4)	STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	July 31,
	2007	2006	2005
	(in thousands)
Cash paid for interest	$2,346	$2,950	$1,496
Cash paid for income taxes	$4,621	$1,575	$1,935

Significant non-cash investing activities during fiscal 2007 and 2006 included the issuance of approximately 1.3 million and 0.6 million shares of nonvested CMGI common stock, respectively, valued at approximately $2.4 million and $0.9 million, respectively, to certain executives of the Company.

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

(5)	SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance, the Company reports three operating segments, Americas, Asia, and Europe. In addition to its three operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, administration costs related to the Company’s venture capital affiliates and any residual results of operations from previously divested operations. The Other category’s balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating business segments.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management evaluates segment performance based on segment net revenue, operating income (loss) and “Non-GAAP operating income (loss)”, which is defined as the operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, amortization of intangible assets, stock-based compensation and restructuring. The Company believes that its Non-GAAP measure of operating income (loss) provides investors with a useful supplemental measure of the Company’s operating performance by excluding the impact of non-cash charges and restructuring activities. Each of the excluded items (depreciation, long-lived asset impairment, amortization of intangible assets and stock-based compensation and restructuring) were excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses Non-GAAP operating income (loss) to assist in evaluating the performance of the Company’s core operations. Non-GAAP operating income (loss) does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies. These Non-GAAP results should not be evaluated in isolation of, or as a substitute for, the Company’s financial results prepared in accordance with U.S. GAAP.

Our international operations subject us to exposure to foreign currency exchange rate fluctuations. Revenues and related expenses generated from our international segments are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, Singapore Dollars, British Pounds, Czech Koruna, Hungarian Forints, Chinese Renminbi, Taiwan Dollars and Japanese Yen. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues and operating expenses for our Asia and Europe segments. Similarly, our revenues and operating expenses will decrease for our Asia and Europe segments when the U.S. dollar strengthens against foreign currencies.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information of the Company’s continuing operations by operating segment and the Other category is as follows:

	Years Ended July 31,
	2007	2006	2005
	(in thousands)
Net revenue:
Americas	$395,084	$479,093	$433,147
Asia	288,936	245,624	212,595
Europe	459,006	424,169	407,681

Sub-total	1,143,026	1,148,886	1,053,423
Other	—	—	84

	$1,143,026	$1,148,886	$1,053,507

Operating income:
Americas	$11,455	$18,049	$51
Asia	29,808	19,018	23,173
Europe	(10,126)	(19,996)	1,520

Sub-total	31,137	17,071	24,744
Other	(16,372)	(16,486)	(16,975)

	$14,765	$585	$7,769

Non-GAAP operating income:
Americas	$22,249	$25,882	$11,526
Asia	38,234	26,179	30,418
Europe	(2,572)	(7,161)	7,523

Sub-total	57,911	44,900	49,467
Other	(13,470)	(12,532)	(15,791)

	$44,441	$32,368	$33,676

Non-GAAP operating income	$44,441	$32,368	$33,676
Adjustments:
Depreciation	(15,028)	(11,021)	(9,723)
Amortization of intangible assets	(4,821)	(4,824)	(5,226)
Stock-based compensation	(5,184)	(6,417)	(5,700)
Restructuring, net	(4,643)	(9,521)	(5,258)

GAAP operating income	$14,765	$585	$7,769
Other income	41,505	31,874	2,980
Income tax expense (benefit)	7,135	3,780	(19,933)
Income (loss) from discontinued operations	276	(13,734)	(4,157)

Net income	$49,411	$14,945	$26,525

	July 31,
	2007	2006
	(in thousands)
Total assets of continuing operations:
Americas	$234,405	$239,387
Asia	231,806	204,164
Europe	188,947	177,049

Sub-total	655,158	620,600
Other	163,879	140,641

	$819,037	$761,241

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 31, 2007 approximately 43%, 38% and 19% of the Company’s long-lived assets were located in the United States, Asia and Europe, respectively. As of July 31, 2006 approximately 47%, 36% and 17% of the Company’s long-lived assets were located in the United States, Asia and Europe, respectively.

(6)	DISCONTINUED OPERATIONS AND DIVESTITURES

For the year ended July 31, 2007, the Company recorded income from discontinued operations of approximately $0.3 million primarily related to adjustments to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding the estimated length of time of the subleased space and the expected rent recovery rate related to the vacant space.

For the year ended July 31, 2006, the Company recorded a loss from discontinued operations of approximately $13.7 million primarily related to the discontinued operations and sale of the Company’s marketing distribution services business, SalesLink. This business unit had previously been included within the Company’s Americas reporting segment. The $13.7 million loss from discontinued operations is comprised of net operating charges of $9.6 million and a $1.5 million loss on sale of SalesLink’s marketing distribution services business. The Company also recorded a $2.6 million impairment charge to a previously recorded loss on sale of Tallan for an other than temporary decline in the carrying value of a note receivable and warrant. The net operating charges include revenues of $13.3 million, expenses of $14.6 million, a charge of $5.6 million for unutilized facility and equipment leases and a non-cash charge of $2.7 million for the write down of goodwill.

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

Summarized financial information for the discontinued operations of the Company are as follows:

	Years Ended July 31,
	2007	2006	2005
	(in thousands)
Results of operations:
Net revenues	$—	$13,267	$16,253
Total expenses	276	(22,861)	(18,363)

Net income (loss) from discontinued operations	276	(9,594)	(2,110)
Adjustment to loss on sale of Engage	—	—	(2,047)
Adjustment to loss on sale of Tallan	—	(2,585)	—
Loss on sale of SalesLink	—	(1,555)	—

Net income (loss) from discontinued operations	$276	$(13,734)	$(4,157)

	July 31,
	2007	2006
	(in thousands)
Financial position:
Current assets	$91	$1,962
Current liabilities	(2,782)	(4,775)
Non-current liabilities	(1,698)	(4,106)

Net liabilities of discontinued operations	$(4,389)	$(6,919)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	PROPERTY AND EQUIPMENT

Property and equipment at cost, consists of the following:

	July 31,
	2007	2006
	(in thousands)
Buildings	$19,419	$18,290
Machinery and equipment	29,772	22,360
Leasehold improvements	10,458	6,731
Software	25,335	10,247
Other	9,347	14,195

	$94,331	$71,823
Less: Accumulated depreciation and amortization	(39,224)	(25,803)

Net property and equipment, at cost	$55,107	$46,020

Assets under capital leases which are included in the amounts above are summarized as follows:

	July 31,
	2007	2006
	(in thousands)
Buildings	$3,929	$3,659
Machinery and equipment	304	—
Less: Accumulated amortization	(3,568)	(3,006)

	$665	$653

The Company recorded depreciation expense of approximately $15.0 million, $11.0 million and $9.7 million for the fiscal years ended July 31, 2007, 2006 and 2005, respectively. Depreciation expense within the Americas, Europe and Asia regions was approximately $4.2 million, $5.3 million and $5.5 million, respectively for fiscal 2007, $3.3 million, $3.6 million and $4.1 million, respectively, for fiscal 2006 and $3.5 million, $3.1 million and $3.1 million, respectively, for fiscal 2005. Amortization of assets recorded under capital leases is included in the depreciation expense amounts.

(8)	GOODWILL AND INTANGIBLE ASSETS

The purchase price of the assets acquired and the liabilities assumed in a business combination is subject to an allocation period in accordance with SFAS 141, “Business Combinations.” In connection with the Modus acquisition, the allocation period for all adjustments other than those related to tax loss carryforwards and contingencies expired during the quarter ended October 31, 2005, while the allocation period for tax adjustments will still remain open in accordance with SFAS 109, “Accounting for Income Taxes.” During the fiscal year ended July 31, 2007, total purchase accounting adjustments recorded were approximately $3.0 million. An adjustment of $1.1 million was recorded related to a tax contingency arising from a tax audit by the local tax authorities in Asia for a period prior to the acquisition of Modus, which was offset by adjustments related to the utilization of pre-acquisition net operating losses in the Americas, Europe and Asia regions of approximately $3.7 million, $0.5 million and $0.6 million, respectively. Additionally, approximately $0.8 million of goodwill was recognized in Asia as a result of ModusLink acquiring full ownership of the joint venture through which it operated in Japan. ModusLink previously had a 40% interest in the entity.

The carrying amount of goodwill is as follows:

	Americas	Europe	Asia	Total
	(in thousands)
Balance as of July 31, 2006	$78,625	$30,743	$71,871	$181,239
Purchase price adjustments from acquisition of Modus	(3,719)	(478)	449	(3,748)
Goodwill from acquisition of Japan-based joint venture	—	—	785	785

Balance as of July 31, 2007	$74,906	$30,265	$73,105	$178,276

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of intangible assets are as follows (in thousands):

	July 31, 2007				July 31, 2006
	Gross Carrying Amount	Accumulated amortization	Net Book Value	Weighted average amortization period	Gross Carrying Amount	Accumulated amortization	Net Book Value	Weighted average amortization period
Client Relationships	$20,500	$8,781	$11,719	7 years	$20,500	$5,848	$14,652	7 years
Developed Technology	3,500	3,500	—	3 years	3,500	2,336	1,164	3 years
Trade Names	2,190	2,190	—	3 years	2,190	1,466	724	3 years
Non-competes	400	400	—	1 year	400	400	—	1 year

Total	$26,590	$14,871	$11,719		$26,590	$10,050	$16,540

Amortization expense for intangible assets for the years ended July 31, 2007, 2006 and 2005 totaled approximately $4.8 million, $4.8 million and $5.2 million, respectively. The amortization of intangible assets for the fiscal year ended July 31, 2007, 2006 and 2005 would have been primarily allocated to selling expenses had the Company recorded the expenses within the functional operating expense categories.

The estimated future aggregate amortization expense for intangible assets as of July 31, 2007, is as follows:

Fiscal Year	Amount
(in thousands)
2008	$2,929
2009	$2,929
2010	$2,929
2011	$2,932

(9)	RESTRUCTURING

The Company’s restructuring initiatives during the fiscal years ended July 31, 2007, 2006 and 2005 involved strategic decisions to exit certain businesses and to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contract terminations, employee severance charges as a result of workforce reductions and facility and equipment charges. The Company records charges related to operating leases with no future economic benefit to the Company as a result of the abandonment of unutilized facilities.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the activity in the restructuring accrual for the fiscal years ended July 31, 2007, 2006 and 2005:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2004	$296	$14,845	$—	$15,141

Restructuring liability assumed in conjunction with the Modus acquisition	954	1,927	—	2,881
Restructuring accrual—Modus acquisition	4,433	9,131	—	13,564
Restructuring charges	2,495	3,261	158	5,914
Restructuring adjustments	(16)	(92)	(548)	(656)
Cash paid	(6,753)	(11,318)	548	(17,523)
Non-cash adjustments	—	—	(158)	(158)

Accrued restructuring balance at July 31, 2005	$1,409	$17,754	$—	$19,163

Restructuring accrual—Modus acquisition	3,504	773	—	4,277
Restructuring charges	5,602	3,622	329	9,553
Restructuring adjustments	(347)	315	—	(32)
Cash paid	(8,647)	(11,786)	—	(20,433)
Non-cash adjustments	—	—	(329)	(329)

Accrued restructuring balance at July 31, 2006	$1,521	$10,678	$—	$12,199

Restructuring charges	1,386	3,078	236	4,700
Restructuring adjustments	—	101	(158)	(57)
Cash paid	(1,886)	(4,540)	83	(6,343)
Non-cash adjustments	140	—	(161)	(21)

Accrued restructuring balance at July 31, 2007	$1,161	$9,317	$—	$10,478

It is expected that the payments of employee-related charges will be substantially completed by November 30, 2009. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the current and previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by May 2012.

The net restructuring charges for the fiscal years ended July 31, 2007, 2006 and 2005 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	July 31,
	2007	2006	2005
	(in thousands)
Cost of revenue	$1,081	$4,930	$3,315
Selling	400	686	182
General and administrative	3,162	3,905	1,761

	$4,643	$9,521	$5,258

During the fiscal year ended July 31, 2007, the Company recorded net restructuring charges of approximately $4.6 million. These charges consisted of approximately $1.4 million relating to a workforce reduction of approximately 91 employees primarily related to the consolidation of facilities in the Netherlands in the Europe region and the elimination of redundant positions related to the Company’s hub and spoke initiative from the Americas region as well as the closure or reorganization of certain Utah facilities in the Americas region. Additionally, the Company recorded approximately $3.2 million relating to early termination charges and unutilized lease facilities for which the Company expects to realize no future economic benefit primarily due to the restructuring activities of the Netherlands facilities in the Europe region as well as the restructuring activities from the Americas region.

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

In addition, during the fiscal year ended July 31, 2006, the Company recorded a purchase accounting adjustment to goodwill of approximately $4.3 million for restructuring activities related to the acquisition of Modus. These restructuring activities occurred primarily in the Americas and Europe regions in the amounts of $0.4 million and $3.9 million, respectively. The restructuring in the Americas region was employee severance related in connection with the elimination of redundant positions. The restructuring in Europe primarily related to the closure of the plant in Scotland and consists of approximately $3.1 million of severance for 130 employees and $0.8 million relating to unoccupied facilities for which the Company expects to realize no future economic benefits.

During the fiscal year ended July 31, 2005, the Company recorded net restructuring charges of approximately $5.3 million. These charges consist of approximately $2.5 million related to a workforce reduction of 135 employees, approximately $3.2 million relating to unutilized facilities for which the Company expects to realize no future economic benefit and approximately $0.1 million relating to the impairment of certain assets no longer in service. The Company also recorded an adjustment of approximately $0.5 million as the result of a gain on the sale of previously impaired assets.

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

The following tables summarize the restructuring accrual by operating segment and the Other category for the fiscal years ended July 31, 2007, 2006, and 2005:

	Americas	Asia	Europe	Other	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2004	$11,859	$(563)	$(1,232)	$5,077	$15,141

Restructuring liability assumed in conjunction with the Modus acquisition	531	—	2,350	—	2,881
Restructuring accrual Modus acquisition	5,843	482	7,239	—	13,564
Restructuring charges	2,874	948	2,010	82	5,914
Restructuring adjustments	(69)	(11)	(613)	37	(656)
Cash paid	(10,421)	(606)	(4,338)	(2,158)	(17,523)
Non-cash adjustments	11	—	(169)	—	(158)

Accrued restructuring balance at July 31, 2005	$10,628	$250	$5,247	$3,038	$19,163

Restructuring accrual-Modus acquisition	370	—	3,907	—	4,277
Restructuring charges	1,218	388	7,839	108	9,553
Restructuring adjustments	(48)	(124)	199	(59)	(32)
Cash paid	(6,305)	(252)	(11,036)	(2,840)	(20,433)
Non-cash adjustments	—	(210)	(119)	—	(329)

Accrued restructuring balance at July 31, 2006	$5,863	$52	$6,037	$247	$12,199

Restructuring charges	3,161	313	1,223	3	4,700
Restructuring adjustments	73	(179)	46	3	(57)
Cash paid	(4,191)	(264)	(1,879)	(9)	(6,343)
Non-cash adjustments	(237)	275	(59)	—	(21)

Accrued restructuring balance at July 31, 2007	$4,669	$197	$5,368	$244	$10,478

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)	@VENTURES INVESTMENTS

Through our venture capital business, @Ventures, we maintain interests in several venture capital funds; CMG@Ventures III, LLC (“CMG@Ventures III”); CMG@Ventures Expansion, LLC (“CMG@Ventures Expansion”); CMGI@Ventures IV, LLC (“CMGI@Ventures IV”); and @Ventures V, LLC (“@Ventures V”). These venture capital funds invest in emerging, innovative and promising technology companies. In addition, we previously maintained interests in CMG@Ventures I, LLC (“CMG@Ventures I”), which was dissolved on July 31, 2006, and CMG@Ventures II, LLC (“CMG@Ventures II”), which was dissolved on July 31, 2007.

CMG@Ventures II was formed during fiscal year 1997. The Company owned 100% of the capital and was entitled to approximately 80% of cumulative net profits of CMG@Ventures II. The remaining interest in these investments was attributed to profit members. CMG@Ventures II did not invest in any companies during fiscal years 2007, 2006 and 2005. During fiscal year 2006, CMG@Ventures II received distributions of approximately $21.2 million. During fiscal year 2007, CMG@Ventures II received distributions of approximately $2.5 million.

In fiscal year 1999, CMGI formed the @Ventures III venture capital fund (“@Ventures III Fund”). The @Ventures III Fund secured capital commitments from outside investors and CMGI to be invested in emerging Internet service and technology companies. The @Ventures III Fund consists of four entities, which co-invest in each investment made by the @Ventures III Fund. Approximately 78% of each investment made by the @Ventures III Fund is made by two entities in which CMGI does not have a direct ownership interest, but CMGI is entitled to approximately 0.1% of the capital of each entity as a result of its ownership of an approximately 10% interest in the general partner of each of such entities, @Ventures Partners, III, LLC (“@Ventures Partners III”). The Company committed to contribute up to $56.0 million to its limited liability company subsidiary, CMG@Ventures III, equal to approximately 20% of total amounts committed to the @Ventures III Fund, of which approximately $53.8 million has been funded as of July 31, 2007. The Company does not expect to be required to invest the remainder of the committed amount. CMGI owns 100% of the capital and is entitled to approximately 80% of the cumulative net capital gains realized by CMG@Ventures III. @Ventures Partners III is entitled to the remaining 20% of the cumulative net capital gains realized by CMG@Ventures III. The remaining 2% invested in each @Ventures III Fund investment is provided by a fourth entity in which CMGI has no interest. CMG@Ventures III did not invest in any companies during fiscal years 2007, 2006 and 2005.

During fiscal year 2000, CMGI formed an expansion fund to the @Ventures III Fund to provide follow-on financing to existing @Venture III Fund investee companies pursuant to which CMGI committed to contribute up to $20.1 million of which $16.8 million has been funded as of July 31, 2007. The Company does not expect to be required to invest the remainder of the committed amount. The @Ventures Expansion Fund has a structure that is substantially identical to the @Ventures III Fund, and CMGI’s interests in this fund are comparable to its interests in the @Ventures III Fund. CMG@Ventures Expansion did not invest in any companies during fiscal year 2005. During fiscal year 2006, CMG@Ventures Expansion invested approximately $0.1 million in one company and received no distributions. CMG@Ventures Expansion did not invest in any companies during fiscal year 2007, however did receive distributions of approximately $1.6 million.

Also during fiscal year 2000, CMGI announced the formation of three new venture capital funds: CMGI@Ventures IV, LLC (“CMGI@Ventures IV”), CMGI @Ventures B2B, LLC (the “B2B Fund”) and CMGI @Ventures Technology Fund, LLC (the “Tech Fund”). CMGI owns 100% of the capital and is entitled to a percentage (ranging from approximately 80% to approximately 92.5%) of the net capital gains realized by CMGI@Ventures IV, the B2B Fund and the Tech Fund. During fiscal year 2001, the B2B Fund and Tech Fund were merged with and into CMGI@Ventures IV, creating a single evergreen fund. During fiscal year 2005, CMGI@Ventures IV invested approximately $0.7 million in one company and received distributions of approximately $6.4 million. During fiscal year 2006, CMGI @Ventures IV invested approximately $0.3 million in one company and received distributions of approximately $15.2 million. During fiscal year 2007, CMGI @Ventures IV invested approximately $0.3 million in one company and received distributions of approximately $30.8 million.

During fiscal year 2004, CMGI formed a new venture capital fund: @Ventures V, LLC. CMGI owns 100% of the capital and is entitled to from approximately 91% to 92% of the net profits realized by @Ventures V, LLC. During fiscal year 2005, @Ventures V, LLC invested approximately $4.1 million in two companies. During fiscal year 2006, @Ventures V, LLC invested approximately $6.4 million in one new company and two existing portfolio companies. During fiscal year 2007, @Ventures V, LLC invested approximately $10.9 million in two new companies and two existing portfolio companies. No distributions were received by @Ventures V in fiscal years 2007, 2006 or 2005.

As of July 31, 2007, the Company, through @Ventures, held investments in 13 portfolio companies, although investments in four of these companies are nominal and not viewed as material. From time to time, the Company may make new and follow-on

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

venture capital investments and may from time to time receive distributions from investee companies. As of July 31, 2007, the Company was not obligated to fund any new or follow-on investments.

As of the fiscal years ended July 31, 2007 and 2006, the Company did not have an equity method investment in which the Company’s proportionate share exceeded 10% of the Company’s consolidated assets or income from continuing operations. For the year ended July 31, 2005 summarized financial information for one equity method investment in which the Company’s proportionate share of the investee company exceeded 10% of the Company’s consolidated assets or income/(loss) from continuing operations, in accordance with the provisions of Rules 4-08(g) of Regulation S-X, was as follows:

Year Ended July 31, 2005
(Unaudited)	(in thousands)
Revenue	$4,041
Gross profit	$3,861
Loss from continuing operations	$(8,761)
Net loss	$(8,761)

July 31, 2005
(Unaudited)	(in thousands)
Current assets	$10,839
Non-current assets	$1,866
Current liabilities	$3,726
Non-current liabilities	$952
Redeemable preferred stock	$52,259

(11)	OTHER GAINS, NET

The following schedule reflects the components of “Other gains, net”:

	Years Ended July 31,
	2007	2006	2005
	(in thousands)
Gain (loss) on sales of marketable securities	$30	$(83)	$—
Gain on sale of investments	34,971	27,798	5,157
Foreign currency exchange losses	(2,837)	(2,294)	(3,139)
Gain on sale of building	—	2,749	—
Other, net	(290)	348	596

	$31,874	$28,518	$2,614

During the fiscal year ended July 31, 2007, the Company recorded gains from sales of investments of approximately $1.6 million and $28.7 million, respectively, resulting from acquisitions of @Ventures portfolio companies, Mitchell International, Inc. and Avamar Technologies, Inc., by third parties. Under the terms of the agreement, Avamar was acquired in a cash transaction valued at approximately $165.0 million. The Company may also receive up to an additional $3.3 million of consideration currently held in escrow, subject to the satisfaction of certain indemnification provisions of the transaction. These potential proceeds from escrow have not been included in the recorded gain. Additionally, gains of approximately $2.5 million, $0.6 million, $1.3 million and $0.3 million, respectively, were recorded to adjust previously recorded gains on the acquisitions of WebCT, Inc., Realm Business Solutions, Inc., Molecular, Inc. and Alibris, Inc. due to satisfaction of conditions leading to the release of funds held in escrow. WebCT, Inc., Realm Business Solutions, Inc., Molecular, Inc. and Alibris, Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. During fiscal year 2007, the Company incurred foreign currency exchange losses of approximately $2.8 million related primarily to unhedged foreign currency exposures in Asia.

During the fiscal year ended July 31, 2006, the Company sold its remaining 0.1 million shares of NaviSite, Inc. for a loss of approximately $0.1 million. Also, during the fiscal year ended July 31, 2006, the Company recorded gains from sales of investments of approximately $19.4 million, $3.3 million and $4.6 million, respectively, resulting from acquisitions by third parties of @Ventures portfolio companies, WebCT Inc., Realm Business Solutions, Inc. and Alibris, Inc. Additionally gains of approximately $0.5 million were recorded to adjust a previously recorded gain on the acquisition of Molecular Inc., an @Ventures

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

portfolio company, due to satisfaction of conditions leading to the release of funds held in escrow. As of July 31, 2006, the Company was entitled to receive up to $7.9 million of additional total proceeds from the above portfolio companies, depending on the satisfaction of certain earn-out targets, termination of the indemnification periods, and the release of the shareholder escrow. During fiscal year 2006, the Company incurred foreign currency exchange losses of approximately $2.3 million related primarily to unhedged foreign currency exposures in Asia. The Company also recognized a gain of approximately $2.7 million on the sale of a building in Ireland.

During the fiscal year ended July 31, 2005, the Company recorded a $4.5 million gain as a result of the acquisition by a third party of Molecular, Inc., an @ Ventures portfolio company. As a result of the transaction, the Company received proceeds of $6.1 million. At the time of the sale, the Company was entitled to receive up to $3.6 million of additional proceeds, depending on the satisfaction of certain earn-out targets over the two years subsequent to the transaction, termination of the indemnification period, and the release of the shareholder escrow. The Company also realized a gain of $0.6 million associated with the acquisition by a third party of Classmates Online, Inc., an @Ventures portfolio company, in December 2004. Additionally, the Company incurred foreign currency exchange losses of approximately $3.1 million related primarily to unhedged foreign currency exposures in Asia.

(12)	BORROWING ARRANGEMENTS

During fiscal 2006, ModusLink entered into a new revolving credit agreement (the “New Loan Agreement”) with a bank syndicate. The New Loan Agreement is a three-year $60.0 million revolving credit facility, with a scheduled maturity of October 31, 2008. Advances under the New Loan Agreement may be in the form of loans or letters of credit. Outstanding borrowings under the former Loan Agreement have been assumed by the New Loan Agreement. Approximately $24.8 million of borrowings were outstanding under the facility, and approximately $0.1 million had been reserved in support of outstanding letters of credit at July 31, 2007. Interest on the revolving credit facility is based on Prime or LIBOR plus an applicable margin (ranging from 1.25% – 1.75%). The effective interest rate was 6.57% and 6.75% at July 31, 2007 and 2006, respectively. The New Loan Agreement is secured by all assets of ModusLink and includes certain restrictive financial covenants, all of which ModusLink was in compliance with at July 31, 2007. These covenants include balance sheet leverage, liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, acquire or sell assets without prior approval from the lenders. CMGI is not a guarantor under the New Loan Agreement.

(13)	COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2019. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Such leasing arrangements involve buildings and machinery and equipment as noted in Note 12. Future minimum payments, including restructuring related obligations as of July 31, 2007, are as follows:

	Operating Leases	Stadium Obligation	Capital Lease Obligations	Total
	(in thousands)
For the fiscal years ended July 31:
2008	$25,302	$2,400	$459	$28,161
2009	19,843	1,600	295	21,738
2010	15,937	1,600	34	17,571
2011	8,682	1,600	—	10,282
2012	3,481	1,600	—	5,081
Thereafter	3,942	4,800	—	8,742

	$77,187	$13,600	$788	$91,575

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $4.8 million. Capital lease obligations are net of interest of approximately $0.1 million.

Total rent and equipment lease expense charged to continuing operations was approximately $25.8 million, $21.3 million and $21.1 million for the fiscal years ended July 31, 2007, 2006 and 2005, respectively.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium, for a period of fifteen years. In August 2002, the Company finalized an agreement with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and remains obligated for a series of annual payments of $1.6 million per year through 2015. The Company applied a discount rate to the future payment stream to reflect the present value of its obligation on the accompanying consolidated balance sheet.

The Company applies the disclosure provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others”, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34, to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5 by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is a guarantor.

From time to time, the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries or former subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. Additionally, from time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2007, the Company had no recorded liabilities with respect to these arrangements.

In 1999, a subsidiary of the Company entered into a facility lease with a term ending in November 2006. The Company issued a guaranty in connection with this lease. The Company divested its interest in the subsidiary in 2002. During the quarter ended October 31, 2006, the Company became aware that this lease had been amended to extend the lease term through November 2016 with cumulative base rent of approximately $16.0 million. The Company disputes that it has any ongoing liability under this guaranty.

The Company is also a party to litigation from time to time, which it considers routine and incidental to its business. Management does not expect the results of any of such routine and incidental matters to have a material adverse effect on the Company’s business, results of operation or financial condition.

(14)	STOCK AWARD PLANS AND STOCK-BASED COMPENSATION

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

In December 2005, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2005 Plan, pursuant to which the Company grants non-qualified stock options to certain members of the Board of Directors. The 2005 Plan replaced the Company’s Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (“1999 Plan”). No additional options will be granted under the 1999 Plan; however, all then outstanding options under the 1999 Plan shall remain in effect in accordance with their respective terms. Pursuant to the 1999 Plan, 2,000,000 shares of the Company’s common stock were initially reserved for issuance. Up to 2,000,000 shares of common stock may be issued pursuant to awards granted under the 2005 Plan (subject to adjustment in the event of stock splits and other similar events). The 2005 Plan provides that each eligible director will automatically be granted an option to acquire 200,000 shares of Common Stock (the “Initial Option”) upon election to the Board. Each director who ceases to be an Affiliated Director (as defined in the 2005 Plan) and is not otherwise an employee of the Company or any of its subsidiaries or affiliates will be granted, on the date such director ceases to be an Affiliated Director but remains as a member of the Board of Directors, an Initial Option to acquire 200,000 shares of Common Stock under the plan. Each Initial Option will vest and become exercisable on a monthly basis as to 1/36th of the number of shares of Common Stock originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such monthly anniversary date. On the date of each annual meeting of stockholders of the Company, each eligible director who is both serving as director immediately prior to and immediately following such annual meeting, and who has served on the Board for at least six months, will automatically be granted an option to purchase 24,000 shares of Common Stock (an “Annual Option”). Each Annual Option will vest and become exercisable on a monthly basis as to 1/36th of the number of shares originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. Stock options granted under the 2005 Plan have contractual terms of 10 years.

In December 2004, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2004 Plan pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock awards and other equity-based awards for the purchase of up to an aggregate of 15,000,000 shares of common stock of the Company (subject to adjustment in the event of stock splits and other similar events). The maximum number of shares with respect to which stock options may be granted to any one participant under the 2004 Plan may not exceed 6,000,000 shares per calendar year. The maximum number of shares with respect to those awards other than stock options and stock appreciation rights may be granted under the 2004 Plan is 5,000,000 shares.

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

In October 2000, the Board of Directors adopted the 2000 Plan, pursuant to which 15,500,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). The Stockholder’s of the Company approved the 2000 plan in December 2000. Under the 2000 Plan, non-qualified stock options, incentive stock options or restricted stock awards may be granted to the Company’s or its subsidiaries’ employees, consultants, advisors or directors, as defined. The Board of Directors administers this plan, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option.

Employee Stock Purchase Plan

On October 4, 1994, the Board of Directors of the Company adopted the 1995 Employee Stock Purchase Plan, as amended (the “Plan”). During fiscal year 2002, the Plan was amended to increase the aggregate number of shares that may be issued from the Plan to 3,000,000 shares. Approximately 640,000 shares are available for future issuance as of July 31, 2007. Under the Plan, employees who elect to participate in the Plan instruct the Company to withhold a specified amount through payroll deductions during each quarterly period. On the last business day of each applicable quarterly payment period, the amount withheld is used to purchase the Company’s common stock at an exercise price equal to 85% of the lower of the market price on the first or last business day of the quarterly period. During the fiscal years ended July 31, 2007, 2006, and 2005 the Company issued approximately 126,000, 206,000 and 220,000 shares, respectively, under the Plan.

Stock Option Valuation and Expense Information under SFAS No. 123(R)

On August 1, 2005, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and nonvested shares under SFAS No. 123(R) for the fiscal years ended July 31, 2007 and 2006, respectively which was allocated as follows:

	Years Ended July 31,
	2007	2006
	(in thousands)
Cost of goods sold	$474	$544
Selling	575	666
General and administrative	4,135	5,207

	$5,184	$6,417

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to fiscal year 2005, the Company used the Black-Scholes option pricing model to estimate the grant date fair value of stock option awards. For grants subsequent to the adoption of SFAS No. 123(R), the Company estimates the fair value of stock option awards on the date of grant using a binomial-lattice model. The Company believes that the binomial-lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior. The weighted-average grant date fair value of employee stock options granted during the fiscal years ended July 31, 2007 and 2006 was $0.63 and $0.96, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	July 31,
	2007	2006
Expected volatility	50.68%	79.45%
Risk-free interest rate	4.61%	4.37%
Expected term (in years)	4.12	4.25
Expected dividend yield	0.00%	0.00%

The volatility assumption for fiscal 2007 is based on the weighted average of the most recent volatility measures since the acquisition of Modus on August 2, 2004. The volatility assumption for fiscal 2006 was based on the weighted average for the most recent one year and long term volatility measures of the Company’s stock as well as certain of the Company’s peers. Prior to August 1, 2005, the Company had used its historical stock price volatility in accordance with SFAS No. 123 for purposes of its proforma information.

The weighted average risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury rates, as of the month of the grants.

The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on historical option activity. The determination of the expected term of employee stock options assumes that employees’ exercise behavior is comparable to historical option activity. The binomial-lattice model estimates the probability of exercise as a function of time based on the entire history of exercises and cancellations on all past option grants made by the Company. The expected term generated by these probabilities reflects actual and anticipated exercise behavior of options granted historically.

As stock-based compensation expense recognized in the accompanying consolidated statement of operations for the fiscal years ended July 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience. In the Company’s proforma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures.

Stock Options

The status of the plans for the fiscal year ended July 31, 2007 is as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Stock options outstanding, July 31, 2006	17,010	$1.69

Granted	4,719	1.50
Exercised	(979)	0.95
Forfeited or expired	(1,431)	2.44

Stock options outstanding, July 31, 2007	19,319	$1.63	4.50	$4,598

Stock options exercisable, July 31, 2007	10,283	$1.74	3.48	$2,808

As of July 31, 2007, unrecognized stock-based compensation related to stock options was approximately $6.7 million. This cost is expected to be expensed over a weighted average period of 1.9 years. The aggregate intrinsic value of options exercised during the fiscal years ended July 31, 2007 and 2006 was approximately $1.1 million and $1.0 million, respectively.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonvested Stock

Nonvested stock are shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. In connection with the adoption of SFAS No. 123(R) on August 1, 2005, the Company reclassified approximately $6.2 million of recorded deferred compensation related to unamortized nonvested stock to additional paid-in capital. Nonvested stock is expensed ratably over the term of the restriction period, ranging from one to five years. Nonvested stock compensation expense for the fiscal year ended July 31, 2007 and 2006 was approximately $1.6 million and $1.2 million, respectively.

A summary of the status of our nonvested stock for the fiscal year ended July 31, 2007, is as follows:

	Number of shares	Weighted average grant date fair value
	(in thousands)
Nonvested stock outstanding, July 31, 2006	2,560	$1.95

Granted	1,325	1.72
Vested	(717)	1.45
Forfeited	(—)	—

Nonvested stock outstanding, July 31, 2007	3,168	$1.53

The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date. The total grant date fair value of nonvested stock that vested during the fiscal years ended July 31, 2007 and 2006 was approximately $1.1 million and $4.8 million, respectively. As of July 31, 2007, there was approximately $5.5 million of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted-average period of 2.2 years.

Pro Forma Information under SFAS No. 123

Pro forma information regarding the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the fiscal year ended July 31, 2005 is as follows (in thousands, except per share amounts):

July 31, 2005
Net income	$26,525
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(23,581)
Add: Total stock-based employee compensation expense included in reported net income	5,700

Pro forma net income	$8,644

Earnings per share:
Basic—as reported	$0.06

Basic—pro forma	$0.02

Diluted—as reported	$0.06

Diluted—pro forma	$0.02

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year Ended July 31, 2005
Risk-free interest rate	3.50%
Expected dividend yield	0.00%
Expected volatility	71.20%
Expected term (years)	4.20
Weighted average fair value of options granted during the period	$0.96

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)	INCOME TAXES

Income from continuing operations:

	Years Ended July 31,
	2007	2006	2005
	(in thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$18,986	$29,334	$(13,592)
Foreign	37,284	3,125	24,341

Total income from continuing operations before income taxes	$56,270	$32,459	$10,749

The components of income tax expense (benefit) have been recorded in the Company’s financial statements as follows:

	Years Ended July 31,
	2007	2006	2005
	(in thousands)
Income tax expense (benefit) from continuing operations	$7,135	$3,780	$(19,933)
Discontinued operations	—	(120)	—
Goodwill, for initial recognition of acquired tax benefits that previously were included in valuation allowance	(3,748)	(716)	—
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes charged directly to stockholders’ equity	—	—	773

Total income tax expense (benefit)	$3,387	$2,944	$(19,160)

The income tax expense (benefit) from continuing operations consists of the following:

	July 31,
	2007	2006	2005
	(in thousands)
Current provision:
Federal	$—	$460	$—
State	—	(1,441)	(22,972)
Foreign	5,300	3,937	2,787

	$5,300	$2,956	$(20,185)

Deferred provision:
Federal	$3,719	$—	$—
State	—	—	—
Foreign	(1,884)	824	252

	$1,835	$824	$252

Total tax provision	$7,135	$3,780	$(19,933)

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities have been classified on the accompanying consolidated balance sheets in accordance with the nature of the item giving rise to the temporary differences. The components of deferred tax assets and liabilities are as follows:

	July 31, 2007			July 31, 2006
	Current	Non-current	Total	Current	Non-current	Total
	(in thousands)
Deferred tax assets:
Accruals, reserves and stock based compensation not currently deductible	$2,878	$13,231	$16,109	$8,697	$12,505	$21,202
Tax basis in excess of financial basis of investments in affiliates	—	37,550	37,550	—	54,939	54,939
Net operating loss and capital loss carryforwards	—	1,399,572	1,399,572	—	1,465,968	1,465,968

Total gross deferred tax assets	2,878	1,450,353	1,453,231	8,697	1,533,412	1,542,109
Less: valuation allowance	(1,532)	(1,421,211)	(1,422,743)	(8,697)	(1,518,315)	(1,527,012)

Net deferred tax assets	1,346	29,142	30,488	—	15,097	15,097

Deferred tax liabilities:
Financial basis in excess of tax basis for intangible and fixed assets	—	(5,988)	(5,988)	—	(7,286)	(7,286)
Undistributed accumulated earnings of foreign subsidiaries	—	(23,459)	(23,459)	—	(10,219)	(10,219)

Total gross deferred tax liabilities	—	(29,447)	(29,447)	—	(17,505)	(17,505)

Net deferred tax asset (liability)	$1,346	$(305)	$1,041	$—	$(2,408)	$(2,408)

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2007 will be allocated as follows (in thousands):

Income tax benefit recognized in the consolidated statement of operations	$(1,398,530)
Additional paid in capital	(15,649)
Goodwill and other non-current intangible assets	(8,564)

$(1,422,743)

The net change in the total valuation allowance for the year ended July 31, 2007 was a decrease of approximately $104 million. This decrease is primarily due to the expiration of state net operating losses and the expiration of federal and state capital loss carryforwards. A valuation allowance has been recorded against the gross deferred tax asset in the U.S and certain foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, it is more likely than not that certain assets will not be realized.

ModusLink has obtained five-year tax holidays for certain of its solution centers in China. These tax holidays were obtained by Modus prior to its acquisition by the Company and remain in effect throughout various dates ending December 2008. These tax holidays are structured such that tax rates are 0% for the first two profitable years and 7.5% for the three year period thereafter. During calendar year 2007, the Chinese government introduced legislation for domestic and foreign companies that will eliminate certain tax holidays effective January 1, 2008. The legislation allows for a transition period for companies with existing holidays whereby the tax rate will increase gradually over a five year period up to a maximum rate of 25%. ModusLink’s current tax holidays are expected to expire during calendar year 2008. The Company has recorded its deferred tax assets and liabilities based upon the tax rates expected to be in effect upon recognition.

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.0 billion and $2.1 billion, respectively, at July 31, 2007. The federal net operating losses will expire from 2016 through 2025 and the state net operating losses will expire from 2007 through 2016. The Company has a foreign net operating loss carryforward of approximately $68.8 million. In addition, the Company has capital loss carryforwards for federal and state tax purposes of approximately $1.5 billion. The federal and state capital losses begin to expire in calendar year 2007. The utilization of net operating losses and

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capital losses may be limited in the future if the Company experiences an ownership change as defined by Internal Revenue Code Section 382. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three-year period.

The Company’s ModusLink subsidiary has undistributed earnings from its foreign subsidiaries of approximately $74.6 million at July 31, 2007, of which approximately $14.7 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. The amount of taxes attributable to the permanently reinvested undistributed earnings is not practically determinable. The Company has recorded a deferred tax liability of $23.5 million on the remaining $59.9 million of undistributed earnings that are not considered to be permanently reinvested.

Income tax expense attributable to income from continuing operations differs from the computed expense computed by applying the U.S. federal income tax rate of 35 percent to pre-tax income (loss) from continuing operations as a result of the following:

	Years Ended July 31,
	2007	2006	2005
	(in thousands)
Computed “expected” income tax expense	$19,695	$11,361	$3,762
Increase (decrease) in income tax benefit resulting from:
Reduction of estimated tax liabilities	—	(1,951)	(24,713)
Losses utilized	(16,007)	(11,882)	(5,662)
State income taxes, net of federal benefit	—	332	1,132
Foreign dividends	12,160	7,678	11,346
Foreign Tax Rate Differential	(9,069)	(3,631)	(7,320)
AMT Liability	—	460	—
Other	356	1,413	1,522

Actual income tax expense (benefit)	$7,135	$3,780	$(19,933)

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for probable exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued for exposures. During fiscal 2006 and 2005 the Company recorded an income tax benefit of $2.0 million and $24.7 million, respectively, as a result of a reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes in the Company’s accompanying consolidated balance sheet.

(16)	DEFINED BENEFIT PENSION PLANS

In connection with the Modus acquisition in fiscal 2005, the Company assumed two separately defined pension plans covering certain of its employees in its Netherlands facility and a defined pension plan pertaining to certain of its employees in its Taiwan facility. Pension costs are actuarially determined.

On July 31, 2007 the Company adopted the recognition and disclosure provisions of SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 required the Company to recognize the funded status (i.e. the difference between the fair value of the plan assets and the projected benefit obligations) of its benefits plans in the July 31, 2007 balance sheet with a corresponding adjustment to accumulated other comprehensive income. The initial impact of the standard due to unrecognized net actuarial gains and losses is recognized as a component of accumulated comprehensive income. The adoption of SFAS 158 resulted in a net adjustment to accumulated other comprehensive income of approximately $0.4 million.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in benefit obligation and plan assets were as follows:

	July 31,
	2007	2006
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$11,475	$7,619
Service cost	1,061	921
Interest cost	535	320
Actuarial (gain)	(1,940)	(1,750)
Employee contributions	396	387
Benefits and administrative expenses paid	(1,000)	(121)
Currency translation	711	396

Benefit obligation at end of year	11,238	7,772

Change in plan assets
Fair value of plan assets at beginning of year	7,291	4,580
Actual return on plan assets	138	252
Employee contributions	396	387
Employer contributions	917	448
Benefits and administrative expenses paid	(987)	(121)
Currency translation	495	239

Fair value of plan assets at end of year	8,250	5,785

Funded status
Funded status at end of year	(2,988)	(1,987)
Unrecognized net actuarial loss	—	325

Net amount recognized in statement of financial position as a non-current liability	$(2,988)	$(1,662)

The amount not yet recognized as a component of net periodic cost and included in accumulated other comprehensive income for the fiscal year ended July 31, 2007 is $0.4 million, net of income taxes.

The accumulated benefit obligation was approximately $7.9 million and $6.0 million at July 31, 2007 and 2006, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	July 31,
	2007	2006
	(in thousands)
Projected benefit obligation	$3,798	$7,772
Accumulated benefit obligation	$1,989	$5,972
Fair value of plan assets	$1,109	$5,785

Information for pension plans with a projected benefit obligation in excess of plan assets was as follows:

	July 31,
	2007	2006
	(in thousands)
Projected benefit obligation	$11,238	$7,772
Fair value of plan assets	$8,250	$5,785

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The incremental effect of applying SFAS No. 158 on individual line items in the accompanying consolidated statement of financial position at July 31, 2007 was as follows:

	Pre-SFAS 158	Incremental effect of adopting SFAS 158	Post- SFAS 158
	(in thousands)
Other long-term liabilities	$12,160	$(403)	$11,757
Accumulated other comprehensive income	$7,368	$403	$7,771
Total stockholder’s equity	$554,666	$403	$555,069

Components of net periodic pension costs was as follows:

	Years Ended July 31,
	2007	2006	2005
	(in thousands)
Service cost	$1,061	$921	$499
Interest costs	535	320	232
Expected return on plan assets	(363)	(179)	(167)
Amortization of net actuarial loss	40	110	—

Net periodic pension costs	$1,273	$1,172	$564

The amount included in accumulated other comprehensive income expected to be recognized as a component of net periodic pension costs in fiscal 2008 is approximately $9 thousand related to amortization of a net actuarial gain.

Assumptions:

Weighted-average assumptions used to determine benefit obligations was as follows:

	July 31,
	2007	2006
Discount rate	5.25%	4.75%
Rate of compensation increase	2.00%	2.00%

Weighted-average assumptions used to determine net periodic pension cost was as follows:

	Years Ended July 31,
	2007	2006	2005
Discount rate	4.75%	4.75%	4.00%
Expected long-term rate of return on plan assets	4.25%	4.25%	3.50%
Rate of compensation increase	2.00%	2.00%	2.00%

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit payments:

The following table summarizes expected benefit payments from the plans through fiscal 2017. Actual benefit payments may differ from expected benefit payments. The minimum required contributions to the plan are expected to be approximately $1.6 million in fiscal 2008.

Pension Benefit Payments
(in thousands)
For the fiscal years ended July 31:
2008	$73
2009	$71
2010	$82
2011	$96
2012	$112
Next 5 years	$1,482

To develop the expected long-term rate of return on assets assumption consideration is given to the current level of expected returns on risk free investments, the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for the future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

The defined benefit plans have 100% of its assets invested in bank-managed portfolios of debt securities and other assets. Conservation of capital with some conservative growth potential is the strategy for the plans.

(17)	COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	July 31,
	2007	2006	2005
	(in thousands)
Net unrealized holding gains (losses)	$733	$2,328	$(33)
Cumulative foreign currency translation adjustment	6,635	3,961	2,362
Minimum pension liability adjustment	—	—	(338)
Impact of adoption of SFAS No. 158	403	—	—

Accumulated other comprehensive income	$7,771	$6,289	$1,991

(18)	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following:

	July 31,
	2007	2006	2005
	(in thousands)
Balance at beginning of year	$1,123	$2,107	$573
Acquisitions(a)	—	—	1,479
Additions	61	162	382
Deductions	(112)	(1,146)	(327)

Balance at end of year	$1,072	$1,123	$2,107

(a)	Amount of $1.5 million in fiscal 2005 relates to the acquisition of Modus in August 2004.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19)	SUBSEQUENT EVENTS

In September 2007, the Company’s Board of Directors authorized the Company to proceed with a 1 for 10 reverse stock split, which had been approved by the Company’s stockholders at the Annual Meeting of Stockholders on December 6, 2006. CMGI’s common stock will begin trading at the split-adjusted level on November 1, 2007. For 20-trading days following the split, CMGI’s common stock will trade under the trading symbol “CMGID”. After the 20-trading day period, CMGI’s common stock will resume trading under the symbol “CMGI”.

The number of shares of the Company’s common stock issued and outstanding will be reduced from approximately 489 million shares as of September 25, 2007, to approximately 48.9 million shares post-split. No fractional shares will be issued in connection with the reverse stock split. CMGI shareholders who would be entitled to fractional shares will receive cash payments in lieu of receiving fractional shares.

The Company’s historical earnings per share on a proforma basis, assuming the reverse split had occurred on August 1, 2004, would be as follows (unaudited):

	Years Ended July 31,
	2007	2006	2005
Basic earnings per share:
Earnings from continuing operations	$1.01	$0.59	$0.65
Income (loss) from discontinued operations	0.01	(0.28)	(0.09)

Earnings available to common stockholders	$1.02	$0.31	$0.56

Diluted earnings per share:
Earnings from continuing operations	$1.01	$0.59	$0.63
Income (loss) from discontinued operations	0.00	(0.28)	(0.08)

Earnings available to common stockholders	$1.01	$0.31	$0.55

In September 2007, the Company’s Board of Directors also authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over the next 18 months. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The repurchase program will be funded using the Company’s working capital.

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20)	SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth selected quarterly financial information for the fiscal years ended July 31, 2007 and 2006. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Fiscal 2007 Quarter Ended				Fiscal 2006 Quarter Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	(in thousands except share data)
Net revenue	$283,636	$324,752	$282,078	$252,560	$303,409	$318,849	$264,748	$261,880
Cost of revenue	253,593	284,219	252,111	222,038	272,437	288,445	235,886	233,887

Gross profit	30,043	40,533	29,967	30,522	30,972	30,404	28,862	27,993
Total expenses	24,990	29,264	29,090	32,956	28,688	32,101	30,606	26,251

Operating income (loss)	5,053	11,269	877	(2,434)	2,284	(1,697)	(1,744)	1,742
Total other income (loss), net	3,246	30,443	7,832	(16)	3,454	(452)	22,949	5,923
Income tax expense (benefit)	(1,440)	5,727	(909)	3,757	943	758	(738)	2,817

Income (loss) from continuing operations	9,739	35,985	9,618	(6,207)	4,795	(2,907)	21,943	4,848
Discontinued operations, net of income taxes	588	(112)	(203)	3	(2,663)	(3,408)	(269)	(7,394)

Net income (loss)	$10,327	$35,873	$9,415	$(6,204)	$2,132	$(6,315)	$21,674	$(2,546)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.02	$0.07	$0.02	$(0.01)	$0.01	$(0.01)	$0.04	$0.01
Income (loss) from discontinued operations	$0.00	$(0.00)	$(0.00)	$0.00	$(0.01)	$(0.01)	$(0.00)	$(0.02)

Net income (loss)	$0.02	$0.07	$0.02	$(0.01)	$0.00	$(0.02)	$0.04	$(0.01)

ITEM 9.—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.—	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of the Company’s internal control over financial reporting and is included below.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CMGI, Inc.:

We have audited CMGI, Inc.’s internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CMGI, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CMGI, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CMGI, Inc. as of July 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2007, and our report dated October 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
October 15, 2007

ITEM 9B.—	OTHER INFORMATION

None.

PART III

ITEM 10.—	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Proposal I—Election of Directors,” “Proposal I—Election of Directors—Corporate Governance and Board and Committee Meetings,” “Additional Information—Management,” “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Information—Audit Committee Financial Expert.”

During the fourth quarter of fiscal 2007, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

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

ITEM 11.—	EXECUTIVE COMPENSATION

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Additional Information—Executive Compensation” (including all applicable subsections and executive compensation tables included therein), “Additional Information—Director Compensation,” “Additional Information—Report of Human Resources and Compensation Committee,” “Additional Information – Compensation Discussion and Analysis,” “Additional Information – Compensation Committee Interlocks and Insider Participation” and “Additional Information—Employment, Termination of Employment and Change-In-Control Agreements.”

ITEM 12.—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the portion of the Definitive Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information as of July 31, 2007

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2007:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	14,692,041	$1.68	15,904,059	(1)
Equity compensation plans not approved by security holders	4,626,464	$1.47	7,331,731

Total	19,318,505	$1.63	23,235,790

(1)	Includes 640,218 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

A description of the material features of our 2002 Non-Officer Employee Stock Incentive Plan, which was adopted without the approval of our security holders, is incorporated herein by reference to Note 14 of our accompanying consolidated financial statements included in Item 8 herein.

ITEM 13.—	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Additional Information—Certain Relationships and Related Transactions,” and “Proposal I – Election of Directors – Independence of Members of Board of Directors.”

ITEM 14.—	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Additional Information—Independent Auditors’ Fees” and “Additional Information—Audit Committee Policy on Pre-Approval of Services of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.—	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

CMGI, INC.

Date: October 15, 2007	By:	/s/ JOSEPH C. LAWLER
Joseph C. Lawler Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature	Title

/s/ JOSEPH C. LAWLER Joseph C. Lawler	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ STEVEN G. CRANE Steven G. Crane	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ ANTHONY J. BAY Anthony J. Bay	Director

/S/ VIRGINIA G. BREEN Virginia G. Breen	Director

/S/ THOMAS H. JOHNSON Thomas H. Johnson	Director

/S/ FRANCIS J. JULES Francis J. Jules	Director

/S/ EDWARD E. LUCENTE Edward E. Lucente	Director

/S/ MICHAEL J. MARDY Michael J. Mardy	Director

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, by and among CMGI, Inc., Westwood Acquisition Corp. and Modus Media, Inc., dated as of March 23, 2004 is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 23, 2004 (File No. 000-23262).

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-85047).

3.2	Certificate of Designations, Preferences and Rights of Series D Preferred Stock of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 18, 1999 (File No. 000-23262).

3.3	Amendment of Restated Certificate of Incorporation of the Registrant, dated May 5, 2000 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2000 (File No. 000-23262).

3.4	Certificate of Elimination of Series C Convertible Preferred Stock of the Registrant is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002 (File No. 000-23262).

3.5	Restated By-Laws of the Registrant, as amended, are incorporated herein by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-4 (File No. 333-92107).

4.1	Specimen stock certificate representing the Registrant’s Common Stock is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

4.2	Form of senior indenture is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-93005).

4.3	Form of subordinated indenture is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-93005).

10.1*	2000 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 17, 2000 (File No. 000-23262).

10.2*	Amendment No. 1 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.3*	Amended and Restated 1995 Employee Stock Purchase Plan, as amended by Amendment No.1 and Amendment No. 2 thereto, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 16, 2001 (File No. 000-23262).

10.4*	Amendment No. 3 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.5*	Amended and Restated 1999 Stock Option Plan For Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001 (File No. 000-23262).

10.6*	Amendment No. 1 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-23262).

10.7*	2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.8*	Amendment No. 1 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.9*	Amendment No. 2 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.10*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.11	*	Form of Incentive Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.12	*	Form of Restricted Stock Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.13	*	2005 Non-Employee Director Plan is incorporated herein by reference to Appendix V to the Registrant’s Definitive Schedule 14A filed November 7, 2005 (File No. 000-23262).

10.14	*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.15	*	2004 Stock Incentive Plan is incorporated herein by reference to Appendix VI to the Registrant’s Definitive Schedule 14A filed November 2, 2004 (File No. 000-23262).

10.16	*	Amendment No. 1 to 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.17	*	1997 Stock Incentive Plan of Modus Media, Inc., and Amendment No. 1 thereto, is incorporated herein by reference to Exhibit 10.3 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.18	*	Amendment No. 2 to 1997 Stock Incentive Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-117878).

10.19	*	1997 Class A Replacement Option Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 10.22 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.20	*	1997 Class B Replacement Option Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 10.23 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.21	*	CMGI, Inc. Amended and Restated Director Compensation Plan, dated as of October 2, 2006, is incorporated herein by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.22	*	Employment Offer Letter from the Registrant to Joseph C. Lawler, dated August 23, 2004, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.23	*	Executive Severance Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.24	*	Relocation Expense Reimbursement Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.25	*	Indemnification Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.26	*	Restricted Stock Agreement, dated as of August 27, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.27	*	Non-Statutory Stock Option Agreement, dated as of August 23, 2005, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 23, 2005 (File No. 000-23262).

10.28	*	Restricted Stock Agreement, dated as of August 23, 2005, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated August 23, 2005 (File No. 000-23262).

10.29	*	Executive Retention Agreement, dated as of August 28, 2002, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.30	*	Amendment No. 1 to Executive Retention Agreement, dated July 26, 2007, between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.31	*	Letter Agreement, dated June 18, 2007, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.32	*	Termination/Amicable Settlement Agreement by and between ModusLink Tilburg B.V., CMGI, Inc., ModusLink Corporation and ModusLink Corporation’s direct and indirect subsidiaries and Rudolph J. Westerbos, dated December 14, 2005, is incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 14, 2005 (File No. 000-23262).

10.33	*	Severance Agreement and General Release, dated May 22, 2006, by and between ModusLink Corporation and W. Kendale Southerland is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 12, 2006 (File No. 000-23262).

10.34	*	Employment Offer Letter from ModusLink Corporation to William R. McLennan, dated February 3, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 7, 2005 (File No. 000-23262).

10.35	*	Restricted Stock Agreement, dated February 7, 2005, by and between the Registrant and William R. McLennan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 7, 2005 (File No. 000-23262).

10.36	*	Expatriate Assignment Letter, dated as of February 16, 2005, by and between ModusLink Corporation and William R. McLennan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005 (File No. 000-23262).

10.37	*	Letter Agreement, dated January 9, 2006, by and between ModusLink Corporation and William R. McLennan is incorporated hereby by reference to the Registrant’s Current Report on Form 8-K dated January 9, 2006 (File No. 000-23262).

10.38	*	Letter Agreement, dated February 15, 2007, by and between ModusLink Corporation and William R. McLennan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 19, 2007 (File No. 000-23262).

10.39	*	Letter Agreement, dated May 22, 2007, between ModusLink Corporation and William R. McLennan is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated May 22, 2007 (File No. 000-23262).

10.40	*	Letter Agreement, dated April 17, 2006, by and between Mark J. Kelly and ModusLink Corporation, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 17, 2006 (File No. 000-23262).

10.41	*	Letter Agreement, dated June 12, 2006, by and between the Registrant and David J. Riley is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 12, 2006 (File No. 000-23262).

10.42	*	Letter Agreement, dated April 3, 2007, between the Registrant and David J. Riley is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated April 3, 2007 (File No. 000-23262).

10.43	*	Employment Offer Letter from the Registrant to Steven G. Crane, dated March 15, 2007, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 3, 2007 (File No. 000-23262).

10.44	*	Employment Offer Letter from the Registrant to Scott D. Smith, dated April 12, 2007, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007 (File No. 000-23262).

10.45	*	Form of Executive Severance Agreement between CMGI, Inc. and Steven G. Crane and David J. Riley, dated July 26, 2007, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.46	*	Form of Executive Severance Agreement between CMGI, Inc., ModusLink Corporation and Scott D. Smith and Mark J. Kelly, dated July 26, 2007, and William R. McLennan, dated July 27, 2007, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.47	*	Form of Director Indemnification Agreement (executed by the Registrant and each member of the Board of Directors) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.48		Second Amended and Restated Loan and Security Agreement, dated October 31, 2005, by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holdings Corp., as borrowers, and LaSalle Bank National Association and Citizens Bank of Massachusetts, as lenders, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2005 (File No. 000-23262).

10.49		First Amendment to Second Amended and Restated Loan and Security Agreement, dated October 29, 2006, among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holding Corp., the lenders party thereto and LaSalle Bank National Association, as a lender and as Agent for the lenders is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007 (File No. 000-23262).

10.50		Second Amendment to Second Amended and Restated Loan and Security Agreement, dated January 9, 2007, among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holding Corp., the lenders party thereto and LaSalle Bank National Association, as a lender and as Agent for the lenders is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007 (File No. 000-23262).

10.51	*	CMG@Ventures II, LLC Operating Agreement, dated as of February 26, 1998 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.52	*	Limited Liability Company Agreement of CMG@Ventures III, LLC, dated August 7, 1998 is incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.53	*†	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated June 7, 2002 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.54	*	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated December 31, 2003 is incorporated herein by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.55	*	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated April 29, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2005 (File No. 000-23262).

10.56	*	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated April 28, 2006, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 28, 2006 (File No. 000-23262).

10.57		Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.58		First Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 16, 2001 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.59		Corrective Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.60		Second Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of October 5, 2001 is incorporated herein by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.61		Third Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of April 12, 2002 is incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.62		Fourth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 1, 2002 is incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.63		Fifth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of September 30, 2002 is incorporated herein by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.64		Sixth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of January 24, 2003, is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.65		Seventh Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of February 3, 2003, is incorporated herein by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.66		Eighth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 14, 2004, is incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.67		Ninth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 18, 2004, is incorporated herein by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.68	*	Confirmation of Fee Waiver dated as of December 31, 2003, by and among CMG@Ventures Capital Corp. and @Ventures Partners III, LLC is incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.69		Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC dated as of January 24, 2006, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.70		First Amendment to Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated as of September 7, 2006, is incorporated herein by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.71		Second Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated April 16, 2007, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007 (File No. 000-23262).

10.72	*	Summary Sheet of Executive Officers Compensation.

10.73	*	CMGI FY2007 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 11, 2006 (File No. 000-23262).

10.74	*	Summary of CMGI FY2007 Performance-Based Restricted Stock Bonus Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 11, 2006 (File No. 000-23262).

10.75		Lease Agreement, dated February 4, 2000, between Modus Media International, B.V. and ABN AMRO Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.76		Amendment to Lease Agreement and Waiver Letter, dated February 28, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. (formerly named ABN AMRO Onroerend Goed Lease en Financieringen B.V.) and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.77		Second Amendment to Lease Agreement and Waiver Letter, dated December 3, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.78		Waiver Letter, dated December 18, 2002, Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.79		Letter, dated June 26, 2003, regarding Extension of Second Amendment to Lease and Waiver Letter dated December 3, 2002, from Modus Media International, Inc. to BPF Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.100 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.80		Letter, dated October 6, 2003, regarding Extension of Second Amendment to Lease and Waiver Letter dated December 3, 2002, from Modus Media International, Inc. to BPF Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.81	Letter, dated October 31, 2003, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 23262).

10.82	Consulting Agreement, dated August 31, 2006, by and between CMGI, Inc. and David S. Wetherell is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2006 (File No. 000-23262).

14	Code of Business Conduct and Ethics.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
†	Confidential treatment requested with respect to certain portions.