Form 10-Q
period 2007-10-31
CMGI INC
filed 2007-12-10
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

As of December 4, 2007, there were 48,996,327 shares outstanding of the registrant’s Common Stock, $.01 par value per share.

CMGI, INC.

FORM 10-Q

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 31, 2007	July 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$202,464	$169,481
Available-for-sale securities	990	959
Short-term investments	57,750	111,850
Accounts receivable, trade, net of allowance for doubtful accounts of $1,165 and $1,072, at October 31, 2007 and July 31, 2007, respectively	212,214	185,574
Inventories	70,999	60,945
Prepaid expenses and other current assets	12,151	11,659
Current assets of discontinued operations	50	91

Total current assets	556,618	540,559

Property and equipment, net	58,255	55,107
Investments in affiliates	35,191	30,460
Goodwill	178,077	178,276
Other intangible assets, net	10,970	11,719
Other assets	9,604	3,007

	$848,715	$819,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital lease	$477	$459
Revolving line of credit	24,786	—
Accounts payable	175,066	151,233
Current portion of accrued restructuring	5,601	5,342
Accrued income taxes	1,950	7,288
Accrued expenses	47,710	50,710
Other current liabilities	2,667	2,539
Current liabilities of discontinued operations	3,472	2,782

Total current liabilities	261,729	220,353

Revolving line of credit	—	24,786
Long-term portion of accrued restructuring	4,863	5,136
Obligations under capital leases, less current installments	202	329
Other long-term liabilities	21,661	11,757
Non-current liabilities of discontinued operations	1,035	1,698
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at October 31, 2007 and July 31, 2007	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and outstanding 48,511,809 at October 31, 2007 and 48,574,496 shares at July 31, 2007	489	490
Additional paid-in capital	7,466,904	7,465,712
Treasury stock, at cost 568,000 shares at October 31, 2007 and zero at July 31, 2007	(7,974)	—
Accumulated deficit	(6,910,294)	(6,918,904)
Accumulated other comprehensive income	10,100	7,771

Total stockholders’ equity	559,225	555,069

	$848,715	$819,128

See accompanying notes to unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,
	2007	2006
Net revenue	$274,740	$283,636
Cost of revenue	235,676	253,593

Gross profit	39,064	30,043
Operating expenses:
Selling	3,885	3,765
General and administrative	23,655	20,206
Amortization of intangible assets	762	1,206
Restructuring, net	1,623	(187)

Total operating expenses	29,925	24,990

Operating income	9,139	5,053

Other income (expense):
Interest income	2,988	2,192
Interest expense	(614)	(604)
Other (losses) gains, net	(365)	922
Equity in income of affiliates, net	231	736

	2,240	3,246

Income from continuing operations before income taxes	11,379	8,299
Income tax expense (benefit)	2,139	(1,440)

Income from continuing operations	9,240	9,739
Discontinued operations, net of income taxes:
(Loss) income from discontinued operations	(630)	588

Net income	$8,610	$10,327

Basic and diluted earnings per share:
Earnings from continuing operations	$0.19	$0.20
(Loss) income from discontinued operations	$(0.01)	$0.01

Net earnings	$0.18	$0.21

Shares used in computing basic earnings per share:	48,052	48,438

Shares used in computing diluted earnings per share:	48,313	48,572

See accompanying notes to unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended October 31,
	2007	2006
Cash flows from operating activities of continuing operations:
Net income	$8,610	$10,327
(Loss) income from discontinued operations	(630)	588

	9,240	9,739
Adjustments to reconcile net income to cash (used in) provided by continuing operations:
Depreciation	4,151	2,903
Amortization of intangible assets	762	1,206
Stock-based compensation	1,377	1,270
Non-operating losses (gains), net	365	(922)
Equity in losses of affiliates	(231)	(736)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(21,343)	(25,837)
Inventories	(8,464)	(15,928)
Prepaid expenses and other current assets	29	(2,634)
Accounts payable, accrued restructuring and accrued expenses	14,822	36,285
Refundable and accrued income taxes, net	(5,054)	(2,324)
Other assets and liabilities	(1,482)	(225)

Net cash (used in) provided by operating activities of continuing operations	(5,828)	2,797

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(6,662)	(7,432)
Redemption of short-term investments	54,100	4,250
Proceeds from affiliate distributions	1,718	1,535
Investments in affiliates, net	(4,500)	(3,071)

Net cash provided by (used in) investing activities of continuing operations	44,656	(4,718)

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(108)	(43)
Proceeds from issuance of common stock	100	46
Repurchase of common stock	(8,261)	—

Net cash (used in) provided by financing activities of continuing operations	(8,269)	3

Cash flows from discontinued operations:
Operating cash flows	(561)	(44)

Net cash used in discontinued operations	(561)	(44)

Net effect of exchange rate changes on cash and cash equivalents	2,985	514

Net increase (decrease) in cash and cash equivalents	32,983	(1,448)
Cash and cash equivalents at beginning of period	169,481	131,728

Cash and cash equivalents at end of period	$202,464	$130,280

See accompanying notes to unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1).	NATURE OF OPERATIONS

CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”), through its subsidiary, ModusLink Corporation (“ModusLink”), provides end-to-end global supply chain management solutions that help businesses market, sell and distribute their products and services. ModusLink services technology-based clients in the computing, software, consumer electronics, storage and communications markets. ModusLink had fiscal 2007 revenue of approximately $1.1 billion and 34 facilities in 12 countries with a significant presence in Asia and Europe. In addition, CMGI’s venture capital business, @Ventures, invests in a variety of technology ventures. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in Delaware in 1986. CMGI’s address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

CMGI’s business strategy in recent years has led to the development, acquisition and operation of majority-owned subsidiaries focused on supply chain management services, as well as the investment in emerging, innovative and promising technology companies.

(2).	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2007, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 15, 2007. The results for the three months ended October 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

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

(3)	1-FOR-10 REVERSE STOCK SPLIT

In September 2007, the Company’s Board of Directors authorized the Company to proceed with a 1-for-10 reverse stock split, effective at 11:59 p.m. on October 31, 2007, which had been approved by the Company’s stockholders at the Annual Meeting of Stockholders on December 6, 2006. CMGI’s common stock began trading at the split-adjusted level on November 1, 2007. For 20 days following the split, CMGI’s common stock traded under the trading symbol “CMGID”. After the 20-day period, CMGI’s common stock resumed trading under the symbol “CMGI”.

As the stock split proportionally reduced the shares of Common Stock of the Company, without any change to the authorized number of shares or the par value, the “Common stock” balance on the condensed consolidated balance sheet at July 31, 2007, and all share and per share data contained in this Quarterly Report on Form 10-Q has been adjusted to reflect the 1-for-10 reverse stock split assuming the reverse stock split had occurred on August 1, 2006.

(4)	NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires acquiring entities in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for the Company beginning in fiscal 2009. The Company will evaluate SFAS No. 141(R) and the impact that it may have, if any, on its results of operations or financial position.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), including an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating SFAS No. 159 and the impact, if any, that it may have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the disclosure requirements related to fair value measurements. SFAS No. 157 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48, as required, as of August 1, 2007 (see Note 17).

(5)	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. Investments, which generally have maturities between three and twelve months at the time of acquisition, are considered short-term and classified as available-for-sale.

As of October 31, 2007, the Company had short-term investments in Auction Rate Securities (“ARS”) of approximately $57.8 million. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than

90 days. These ARS are classified as short-term investments on the accompanying condensed consolidated balance sheets due to management’s intent regarding these securities and are accounted for as available-for-sale, in accordance with SFAS No. 115.

(6)	GOODWILL AND INTANGIBLE ASSETS

The purchase price of the assets acquired and the liabilities assumed in a business combination are subject to an allocation period in accordance with SFAS No. 141, “Business Combinations.” In connection with the Modus acquisition, the allocation period for all adjustments other than those related to tax carryforwards and contingencies expired during the quarter ended October 31, 2005, while the allocation period for certain tax adjustments and contingencies will remain open in accordance with SFAS No. 109 “Accounting for Income Taxes.” The total of the purchase accounting adjustments recorded during the quarter was a reduction of $0.2 million related to the utilization of pre-acquisition net operating losses in the Americas and Asia regions of approximately $(0.1) million and $(0.1) million, respectively.

The changes in the carrying amount of goodwill for the quarter ended October 31, 2007 are as follows:

	Americas	Europe	Asia	Total
	(in thousands)
Balance as of July 31, 2007	$74,906	$30,265	$73,105	$178,276
Purchase price adjustments from acquisition of Modus	(64)	—	(161)	(225)
Foreign exchange rate adjustment related to Japan	—	—	26	26

Balance as of October 31, 2007	$74,842	$30,265	$72,970	$178,077

(7)	SHARE-BASED PAYMENTS

Approximately 0.2 million stock options were awarded to executives during the quarter ended October 31, 2007 at a weighted average exercise price of $13.20 per share. The weighted average option fair value was $5.90 per share. The weighted average option fair value was calculated using the binomial-lattice model with the following weighted average assumptions. The expected volatility was 51.74%, the risk-free rate was 4.14% and the expected life was 4.12 years.

Additionally, approximately 0.1 million nonvested shares were awarded to executives during the quarter ended October 31, 2007 at a weighted average fair value of $14.60 per share. The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date.

The following table summarizes the allocation of stock-based compensation expense related to employee stock options, employee stock purchases and nonvested shares under SFAS No. 123(R), “Share-Based Payment (revised 2004),” for the three months ended October 31, 2007 and 2006, respectively:

	Three Months Ended October 31,
	2007	2006
	(in thousands)
Cost of goods sold	$99	$126
Selling	165	134
General and administrative	1,113	1,010

	$1,377	$1,270

(8)	OTHER (LOSSES) GAINS, NET

The following table reflects the components of “Other (losses) gains, net”:

	Three Months Ended October 31,
	2007	2006
	(in thousands)
Foreign exchange losses	$(2,147)	$(538)
Gain on sale of investments	1,717	1,535
Loss on disposal of assets	(20)	—
Other, net	85	(75)

	$(365)	$922

During the three months ended October 31, 2007, the Company recorded foreign exchange losses of approximately $2.1 million. These losses related primarily to realized and unrealized gains and losses as related to foreign currency exposures and settled transactions of approximately $1.8 million and $0.6 million in Asia and Europe, respectively, partially offset by $0.3 million of foreign exchange gains in the Americas. Also, during the three months ended October 31, 2007, the Company recorded a gain on the sale of investments of $1.7 million. Approximately $0.2 million of the $1.7 million gain was a result of the acquisition by a third party of Virtual Ink, an @Ventures portfolio company. Additionally, during the three months ended October 31, 2007, gains of approximately $1.3 million and $0.1 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of Molecular, Inc. and Alibris, Inc., due to the satisfaction of conditions leading to the release of funds held in escrow. Molecular, Inc. and Alibris, Inc. were also @Ventures portfolio companies that were acquired by third parties in previous reporting periods.

During the three months ended October 31, 2006, the Company recorded foreign currency exchange losses of approximately $0.5 million. Also, during the three months ended October 31, 2006, the Company recorded a gain of approximately $1.2 million to adjust a previously recorded gain on the sale of Molecular, Inc. and a gain of approximately $0.3 million to adjust a previously recorded gain on the sale of Alibris, Inc., due to the satisfaction of conditions leading to the release of funds held in escrow.

(9)	RESTRUCTURING CHARGES

The following table summarizes the activity in the restructuring accrual for the three months ended October 31, 2007:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2007	$1,161	$9,317	$—	$10,478
Restructuring charges	688	625	450	1,763
Restructuring adjustments	(20)	(75)	(45)	(140)
Cash paid	(475)	(757)	45	(1,187)
Non-cash adjustments	—	—	(450)	(450)

Accrued restructuring balance at October 31, 2007	$1,354	$9,110	$—	$10,464

It is expected that the payments of employee-related charges will be substantially completed by November 30, 2009. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the current and previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by May 2012.

The net restructuring charges for the three months ended October 31, 2007 and 2006 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended October 31,
	2007	2006
	(in thousands)
Cost of revenue	$661	$57
Selling	—	229
General and administrative	962	(473)

	$1,623	$(187)

During the three months ended October 31, 2007, the Company recorded a net restructuring charge of approximately $1.6 million. This charge resulted primarily from the costs incurred to shutdown a facility in Newark, California and the corresponding reduction in workforce, which approximated $0.9 million and $0.7 million, respectively.

During the three months ended October 31, 2006, the Company recorded a net restructuring adjustment of approximately $(0.2) million. The adjustments consisted of $(0.4) million in reductions to estimates for previously recorded facilities lease obligations primarily based on changes to the underlying assumptions regarding the estimated length of time required to sublease vacant space and the expected rent recovery rates. These adjustments were partially offset by restructuring charges of approximately $0.2 million as a result of workforce reductions of 7 employees primarily related to the reorganization of the global sales team in Europe and the elimination of redundant positions related to the Company’s Hub & Spoke initiative.

The following table summarizes the regional activity in the restructuring accrual for the three months ended October 31, 2007:

	Americas	Asia	Europe	Other	Consolidated Total
	(in thousands)
Amounts accrued at July 31, 2007	$4,669	$197	$5,368	$244	$10,478
Amounts charged to restructuring expenses	1,754	9	—	—	1,763
Adjustment recorded to restructuring	(102)	3	(41)	—	(140)
Cash paid to restructuring	(1,011)	(176)	—	—	(1,187)
Non-cash adjustment	(450)				(450)

Amounts accrued at October 31, 2007	$4,860	$33	$5,327	$244	$10,464

(10)	DERIVATIVES AND FINANCIAL INSTRUMENTS

The Company enters into forward currency exchange contracts to manage exposures to certain foreign currencies. The fair value of the Company’s foreign currency exchange contracts is estimated based on the foreign exchange rates as of October 31, 2007. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. At October 31, 2007, the notional value of the Company’s foreign currency exchange contracts was to sell $17.4 million U.S. Dollars and 0.9 million Euro and to buy 12.0 million Euro and $1.3 million U.S. Dollars, respectively.

The Company believes that its forward currency exchange contracts economically function as effective hedges of the underlying exposures; however the foreign currency contracts do not meet the specific criteria for hedge accounting defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”

thus requiring the Company to record all changes in the fair value of these contracts in earnings in the period of the change. During the period ended October 31, 2007, the Company recorded a loss of approximately $31,100 as a result of fair value changes on its outstanding forward currency exchange contracts. This loss has been included in “Other (losses) gains, net” in the Company’s consolidated statement of operations.

(11)	SEGMENT INFORMATION

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

Management evaluates segment performance based on segment net revenue, operating income (loss) and “Non-GAAP operating income/(loss)”, which is defined as the operating income/ (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, and amortization of intangible assets and stock-based compensation. The Company believes that its Non-GAAP measure of operating income/(loss) provides investors with a useful supplemental measure of the Company’s operating performance by excluding the impact of non-cash charges and restructuring activities. Each of the excluded items (depreciation, long-lived asset impairment, amortization of intangible assets and stock-based compensation and restructuring) were excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses Non-GAAP operating income/ (loss) to assist in evaluating the performance of the Company’s core operations. Non-GAAP operating income/ (loss) does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies. These Non-GAAP results should not be evaluated in isolation of, or as a substitute for the Company’s financial results prepared in accordance with US GAAP.

Two clients, Hewlett-Packard and Advanced Micro Devices, accounted for approximately 27% and 14%, respectively, of CMGI’s consolidated net revenue for the three months ended October 31, 2007 and approximately 31% and 11%, respectively, of CMGI’s consolidated net revenue for the three months ended October 31, 2006.

Summarized financial information of the Company’s continuing operations by business segment and the Other category was as follows:

	Three Months Ended October 31,
	2007	2006
	(in thousands)
Net revenue:
Americas	$84,183	$106,165
Asia	86,712	66,447
Europe	103,845	111,024

	$274,740	$283,636

Operating income:
Americas	$3,216	$5,446
Asia	13,016	6,973
Europe	(2,181)	(3,427)

Total	14,051	8,992
Other	(4,912)	(3,939)

	$9,139	$5,053

Non-GAAP operating income:
Americas	$6,356	$6,770
Asia	15,342	8,807
Europe	(565)	(2,081)

Total	21,133	13,496
Other	(4,081)	(3,251)

	$17,052	$10,245

The following table reconciles Non-GAAP operating income to GAAP operating income and net income:

	Three Months Ended October 31,
	2007	2006
	(in thousands)
Non-GAAP operating income	$17,052	$10,245
Adjustments:
Depreciation	(4,151)	(2,903)
Amortization of intangible assets	(762)	(1,206)
Stock-based compensation	(1,377)	(1,270)
Restructuring, net	(1,623)	187

GAAP Operating income	9,139	5,053

Other income, net	2,240	3,246
Income tax expense (benefit)	2,139	(1,440)
(Loss) income from discontinued operations	(630)	588

Net income	$8,610	$10,327

	October 31, 2007	July 31, 2007
	(in thousands)
Total assets of continuing operations:
Americas	$251,402	$234,405
Asia	249,585	231,806
Europe	185,878	188,947

Total	686,865	655,158
Other	161,800	163,879

	$848,665	$819,037

(12)	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive.

Approximately 0.3 million weighted average common stock equivalents were included in the denominator in the calculation of dilutive earnings per share for the three months ended October 31, 2007. Approximately 0.8 million common stock equivalent shares and approximately 0.1 million nonvested shares were excluded from the denominator in the diluted earnings per share calculation as their inclusion would have been antidilutive.

(13)	COMPREHENSIVE INCOME

The components of comprehensive income, net of income taxes, were as follows:

	Three Months Ended October 31,
	2007	2006
	(in thousands)
Net income	$8,610	$10,327

Net unrealized holding loss on securities	86	(798)
Foreign currency translation adjustment	2,243	612

Comprehensive income	$10,939	$10,141

The components of accumulated other comprehensive income was as follows:

	October 31, 2007	July 31, 2007
	(in thousands)
Net unrealized holding gains on securities	$819	$733
Cumulative foreign currency translation adjustment	8,878	6,635
Defined benefit pension plans	403	403

Accumulated other comprehensive income	$10,100	$7,771

(14)	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is primarily determined by the first-in, first-out (“FIFO”) method. Inventories at October 31, 2007 and July 31, 2007 consisted of the following:

	October 31, 2007	July 31, 2007
	(in thousands)
Raw materials	$49,396	$42,388
Work-in-process	2,126	934
Finished goods	19,477	17,623

	$70,999	$60,945

(15)	CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising out of operations in the normal course of business, which it considers routine and incidental to its business. The Company currently is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on the Company’s business, results of operation, or financial condition.

(16)	SHARE REPURCHASE PROGRAM

In September 2007, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over the following 18 months. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The repurchase program is funded using the Company’s working capital. During the three months ended October 31, 2007, the Company repurchased an aggregate of 0.6 million shares of common stock at a cost of approximately $8.0 million.

(17)	INCOME TAXES

The Company adopted the provisions of FIN 48 on August 1, 2007. The Company did not recognize any change in the liability for unrecognized tax benefits as a result of the implementation.

The liability for unrecognized tax benefits related to various federal, state, and foreign income tax matters was $6.6 million at August 1, 2007. At October 31, 2007, the liability for income taxes associated with uncertain tax positions was $6.3 million. Included in this amount is approximately $3.1 million of unrecognized tax benefits, which if recognized, would impact the effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that would be offset through goodwill.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits as part of the provision for income taxes did not change. As of August 1, 2007, the Company had accrued $6,000 of interest and penalties related to uncertain tax positions. As of October 31, 2007, the total amount of accrued interest and penalties is $17,000.

The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2004 through July 31, 2007. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the European and Asian regions. In Europe, the Company’s 2002 through 2007 tax years remain subject to examination in most locations, while the Company’s 1997 through 2007 tax years remain subject to examination in most Asian locations.

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

We also invest in emerging, innovative and promising technologies and industries through our venture capital business, @Ventures. During the three months ended October 31, 2007, approximately $5.5 million was invested by @Ventures and $1.7 million of proceeds were received from the acquisition by third parties of certain @Ventures portfolio companies.

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “Non-GAAP operating income (loss),” which is defined as the operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, and amortization of intangible assets and stock-based compensation. See Note 11 of the notes to the condensed consolidated financial statements for segment information, including a reconciliation of Non-GAAP operating income (loss) to net income (loss).

Our focus during fiscal 2008 remains consistent with fiscal 2007 with regard to continued execution against our strategic plan, and implementation of the following initiatives designed to achieve our goals:

Drive sales growth through a combination of existing client penetration, and targeting new vertical markets. A significant portion of our revenues are currently generated from clients in the computing and software verticals. These verticals are mature and, as a result, gross margins in these verticals tend to be low. To address this, we have expanded our sales focus to include three new markets, in addition to the computing and software verticals, that we believe can benefit from our supply chain expertise. We believe these verticals, communications, including broadband, storage devices, and consumer electronics, are experiencing faster growth than our historical markets, and represent opportunities to realize higher gross margins on our services. Companies in these markets often are early in their product life cycles and have significant need for a supply chain partner who will be an extension to their business models.

Increase the value delivered to clients through service expansion. We will continue to focus on and invest in expanding our e-commerce and logistics management services offerings, which we believe will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect these solutions will continue to enhance our gross margins and drive greater profitability. Further, we believe that the addition of new services to existing clients will strengthen our relationship with these clients, and further integrate us with their business.

Drive operational efficiencies throughout our organization. As a result of the acquisition of Modus Media, Inc. in August 2004, the Company has been running multiple information technology systems at a significant cost. Our strategy is to offer an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution will enable clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe our clients will benefit greatly from a global integrated business solution while we too reduce our operating costs. We currently expect to invest a total of approximately $31.5 million in this initiative. Another program that we expect will drive further operational efficiencies in the future is the implementation of a global shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We believe this initiative will yield improved process standardization and operating efficiency gains, as well as lower our operating costs.

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

For the three months ended October 31, 2007, the Company reported net revenue of $274.7 million, operating income of $9.1 million, income from continuing operations before income taxes of $9.2 million, net income of $8.6 million and a gross margin percentage of 14.2%. We currently conduct business in The Netherlands, Hungary, France, Ireland, the Czech Republic, Singapore, Taiwan, China, Malaysia, Mexico, Japan and other foreign locations, in addition to the Company’s United States operations. At October 31, 2007, we had cash and cash equivalents, available for sale securities and short-term investments of $261.2 million, and working capital of $294.9 million.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance could be adversely affected by declines in the overall performance of the technology sector. The market for our supply chain management products and services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their gross margins and profitability. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and in some cases loss of market share. As a result of these competitive and client pressures, the gross margins in our business are low. During the three months ended October 31, 2007, our gross margin percentage was 14.2%. However, increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. Therefore, we must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to target new vertical markets, expand our service offerings and to lower our infrastructure costs. Our ERP and hub and spoke initiatives are key enablers to drive efficiencies and lower our operating costs. We also seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three months ended October 31, 2007, sales to Hewlett-Packard and Advanced Micro Devices, accounted for approximately 27% and 14%, respectively, of our consolidated net revenue. During the three months ended October 31, 2006, sales to Hewlett-Packard and Advanced Micro Devices, accounted for approximately 31% and 11%, respectively, of our net revenue. As previously announced, in February 2007, we were informed that a business unit of Hewlett-Packard intended to migrate away from ModusLink a program which has historically accounted for approximately $100.0 million of annual revenue. The migration of this program away from ModusLink was completed during the last quarter of fiscal 2007. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. We currently do not have any agreements which obligate any client to buy a minimum amount of products or services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

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

Results of Operations

Three months ended October 31, 2007 compared to the three months ended October 31, 2006

Net Revenue:

	Three Months Ended October 31, 2007	As a % of Total Net Revenue	Three Months Ended October 31, 2006	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$84,183	30.6%	$106,165	37.4%	$(21,982)	(20.7)%
Asia	86,712	31.6%	66,447	23.4%	20,265	30.5%
Europe	103,845	37.8%	111,024	39.2%	(7,179)	(6.5)%

Total	$274,740	100.0%	$283,636	100.0%	$(8,896)	(3.1)%

Net revenue decreased by approximately $8.9 million during the three months ended October 31, 2007, as compared to the same period in the prior year. This $8.9 million decrease was primarily a result of lower revenue of approximately $45.0 million related to two previously announced discontinued Kodak and Hewlett-Packard programs, offset by increased volume associated with other client programs of approximately $36.1 million.

During the three months ended October 31, 2007, the net revenue in the Americas and Europe regions were also negatively impacted by lower revenue of approximately $22.0 million and $7.2 million, respectively. This decrease resulted primarily from approximately $45.0 million of lower revenue associated with the two previously announced discontinued client programs and $6.9 million associated with the cessation of other client business, partially offset by an increase in order volumes and new business. Within the Asia region, the net revenue growth of $20.3 million resulted primarily from $9.4 million of higher revenues due to increased order volumes for certain clients’ programs and from the contribution of revenue of approximately $7.7 million from our subsidiary in Japan which was previously operated as a joint venture in which we had a 40% interest. ModusLink acquired full ownership of the entity in April 2007.

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

Cost of Revenue:

	Three Months Ended October 31, 2007	As a % of Segment Net Revenue	Three Months Ended October 31, 2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$73,978	87.9%	$94,368	89.9%	$(20,390)	(21.6)%
Asia	64,493	74.4%	52,299	78.7%	12,194	23.3%
Europe	97,205	93.6%	106,926	96.3%	(9,721)	(9.1)%

Total	$235,676	85.8%	$253,593	89.4%	$(17,917)	(7.1)%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. Cost of revenue decreased by approximately $17.9 million for the three months ended October 31, 2007, as compared to the three months ended October 31, 2006. Gross margins for the first quarter of fiscal 2008 were 14.2% as compared to 10.6% in the prior year quarter. This increase is primarily attributable to improved client and work mix and incremental efficiencies realized as a result of the implementation of the initiatives described in the “Overview” section. However, we expect that there will continue to be pressure on gross margin levels resulting from a number of factors, including competition, order volumes, pricing, client and work mix and configuration, and overall demand for our clients’ products. A significant portion of the costs required to deliver our products and services is fixed in nature.

For the three months ended October 31, 2007, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 12.1%, 25.6% and 6.4%, as compared to 11.1%, 21.3% and 3.7%, respectively, for the same period of the prior year. Within the Americas region, the decline in the cost of revenue of approximately $20.4 million was in proportion to the decrease in revenues. Despite this decline, the gross margin increased by approximately 1%. This increase is primarily attributable to improvements in the client and work mix and cost efficiencies as compared to the same quarter of the prior year. Within the Asia region, the gross margin increased by approximately 4.3%, which can be primarily attributed to an increase in volume for certain client programs and achieved efficiencies, resulting in higher margins as compared to the quarter ended October 31, 2006. Within the Europe region, the gross margin increased by 2.7% as compared to the same quarter in the prior fiscal year due to improvements in the client and work mix and achieved efficiencies realized as a result of continuous improvement initiatives.

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

Selling Expenses:

	Three Months Ended October 31, 2007	As a % of Segment Net Revenue	Three Months Ended October 31, 2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,141	1.4%	$1,200	1.1%	$(59)	(4.9)%
Asia	1,041	1.2%	1,142	1.7%	(101)	(8.8)%
Europe	1,703	1.6%	1,423	1.3%	280	19.7%

Total	$3,885	1.4%	$3,765	1.3%	$120	3.2%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, consulting fees, marketing expenses and travel costs. Selling expenses during the three months ended October 31, 2007 increased by approximately $0.1 million compared to the three month period ended October 31, 2006, primarily as a result of higher employee-related costs. The increase in employee related costs is primarily attributable to higher sales commissions and salaries in Europe of approximately $0.3 million, offset by lower travel costs in Asia of approximately $0.1 million and lower employee-related costs in the Americas of approximately $0.1 million, resulting from lower sales commissions. For the three months ended October 31, 2007 and 2006, employee related costs represented approximately 63% and 62% of the total selling expense, respectively.

General and Administrative Expenses:

	Three Months Ended October 31, 2007	As a % of Segment Net Revenue	Three Months Ended October 31, 2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$3,818	4.5%	$4,894	4.6%	$(1,076)	(22.0)%
Asia	7,770	9.0%	5,542	8.3%	2,228	40.2%
Europe	7,155	6.9%	5,833	5.3%	1,322	22.7%

Sub-total	18,743	6.8%	16,269	5.7%	2,474	15.2%
Other	4,912	—	3,937	—	975	24.8%

Total	$23,655	8.6%	$20,206	7.1%	$3,449	17.1%

General and administrative expenses within the Americas, Asia, and Europe operating segments consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. The general and administrative expenses for these operating segments increased during the three months ended October 31, 2007, as compared to the same period in the prior year, primarily as a result of $1.7 million of additional costs associated with the Company’s migration to a new ERP platform, higher employee related costs of $0.7 million, higher depreciation expense of $0.5 million resulting from the change to the new ERP platform, and approximately $0.4 million of additional consulting costs. These costs were partially offset by approximately $0.5 million of lower information technology infrastructure charges, consisting primarily of global telecommunications expenses, and $0.4 million of lower administrative fees which consisted mainly of accounting fees. Within the Americas region, the $1.1 million decrease in general and administrative expenses was primarily the result of lower employee-related costs of approximately $0.4 million resulting from a decrease in the headcount year-over-year, lower administrative fees of approximately $0.5 million and lower information technology infrastructure charges of approximately $0.2 million. Within the Asia region, the $2.3 million increase in general and administrative expenses was primarily the result of higher costs associated with migration to the new ERP platform of approximately $1.1 million, higher employee related costs of $0.6 million resulting primarily from the acquisition of our subsidiary in Japan, higher depreciation expense of $0.3 million resulting from the change to the new ERP platform, and an increase of approximately $0.2 million in consulting costs. Within the Europe region, the $1.2 million increase in general and administrative expenses was primarily the result of higher costs associated with migration to the new ERP platform of approximately $0.5 million, higher employee related costs of approximately $0.4 million, and higher depreciation of approximately $0.3 million.

Amortization of Intangible Assets:

	Three Months Ended October 31, 2007	As a % of Segment Net Revenue	Three Months Ended October 31, 2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$377	0.5%	$531	0.5%	$(154)	(29.0)%
Asia	380	0.4%	510	0.8%	(130)	(25.5)%
Europe	5	—	165	0.2%	(160)	(97.0)%

Total	$762	0.3%	$1,206	0.4%	$(444)	(36.8)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus. These intangible assets are being amortized over lives ranging from 3 to 7 years. As of October 31, 2007, those intangibles with 3 year lives have been fully amortized, which resulted in a $0.4 million decrease in amortization expense from the three months ended October 31, 2006 to the three months ended October 31, 2007.

Restructuring:

	Three Months Ended October 31, 2007	As a % of Segment Net Revenue	Three Months Ended October 31, 2006	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,651	2.0%	$(277)	(0.3)%	$1,928	(696.6)%
Asia	13	—	(18)	—	31	(169.4)%
Europe	(41)	—	105	0.1%	(146)	(139.4)%

Sub-total	1,623	0.6%	(190)	(0.1)%	1,813	(955.5)%
Other	—	—	3	—	(3)	(100.0%)

Total	$1,623	0.6%	$(187)	(0.1)%	$1,810	(969.1)%

During the three months ended October 31, 2007, the Company recorded net restructuring charges of approximately $1.6 million as compared to a net restructuring adjustment of $(0.2) million in the same period of the prior fiscal year. The increase of approximately $1.8 million is the result of the shutdown of a facility in Newark, California. Approximately $0.6 million of the $1.8 million increase is a result of unutilized facilities charges for which the Company expects to realize no future economic benefits, $0.5 million in workforce reduction charges, and $0.4 million relating to the impairment of certain assets no longer in service, offset by $0.3 million in reductions to estimates for previously recorded facilities lease obligations primarily based on changes to the underlying assumptions.

Interest Income/Expense:

During the three months ended October 31, 2007, interest income increased $0.8 million to $3.0 million from $2.2 million for the three months ended October 31, 2006. The increase in interest income was the result of higher average interest rates and higher average cash, cash equivalents and short-term investment balances during the current period compared to the same period in the prior fiscal year.

Interest expense totaled approximately $0.6 million for each of the three months ended October 31, 2007 and 2006. In both periods, interest expense of approximately $0.2 million related to the Company’s stadium obligation, and the remaining interest expense related primarily to outstanding borrowings on a revolving bank credit facility.

Other (Losses) Gains, net:

During the three months ended October 31, 2007, other (losses) gains, net included a net loss of approximately $0.4 million as compared to a net gain of approximately $1.0 million for the same period in the prior fiscal year. During the three months ended October 31, 2007, the Company recorded foreign currency losses of approximately $2.1 million which was partially offset by approximately $1.7 million of gains on the sale of investments. Approximately $0.2 million of the gain was a result of the acquisition by a third party of Virtual Ink, an @Ventures portfolio company. Additionally, during the three months ended October 31, 2007, gains of approximately $1.3 million and $0.1 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of Molecular, Inc. and Alibris, Inc., due to the satisfaction of conditions leading to the release of funds held in escrow. Molecular, Inc. and Alibris, Inc. were also @Ventures portfolio companies that were acquired by third parties in previous reporting periods.

During the three months ended October 31, 2006, the Company recorded foreign currency exchange losses of approximately $0.5 million. Also, during the three months ended October 31, 2006, the Company recorded a gain of approximately $1.2 million to adjust a previously recorded gain on the sale of Molecular, Inc. and a gain of approximately $0.3 million to adjust a previously recorded gain on the sale of Alibris, Inc., due to the satisfaction of conditions leading to the release of funds held in escrow.

Equity in Income (Losses) of Affiliates, net:

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity in income (losses) of affiliates. Equity in income (losses) of affiliates decreased to income of approximately $0.2 million for the three months ended October 31, 2007 from $0.7 million for the same period in the prior fiscal year, primarily as a result of a decrease in net income recognized by certain affiliate companies.

Income Tax Expense/(Benefit):

During the three months ended October 31, 2007, the Company recorded income tax expense of approximately $2.1 million, as compared to an income tax benefit of $1.4 million for the prior fiscal quarter.

Included in the tax provision for the three months ended October 31, 2006 were income tax benefits of approximately $3.0 million primarily as a result of a reduction in the Company’s valuation allowance for certain net operating loss carryforwards in Europe. The reduction in the valuation allowance was the result of the implementation of certain tax planning strategies that resulted in the Company projecting to recognize tax benefits associated with the utilization of these net operating loss carryforwards in future periods.

The Company provides income tax expense related to federal, state, and foreign income taxes. For the three months ended October 31, 2007 and 2006, the Company’s U.S. taxable income, and the taxable income for certain foreign locations, was offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of our interests in subsidiaries, returns generated by our venture capital business and borrowings from lending institutions. As of October 31, 2007, the Company’s primary sources of liquidity consisted of cash and cash equivalents and short-term investments of $261.2 million. In addition, ModusLink has a revolving credit agreement (the “Loan Agreement”) with a bank syndicate. The Loan Agreement is a three-year $60.0 million revolving credit facility, with a scheduled maturity of October 31, 2008. Advances under the Loan Agreement may be in the form of loans or letters of credit. At October 31, 2007, approximately $24.8 million of borrowings were outstanding under the Loan Agreement, and approximately $0.1 million had been reserved in support of outstanding letters of credit. In addition, ModusLink maintains credit facilities of approximately $3.4 million and $0.9 million with Japan and Taiwan banks, respectively. No amounts were outstanding under these facilities at October 31, 2007. The Company’s working capital at October 31, 2007 was approximately $294.9 million.

Net cash used for operating activities of continuing operations was $5.8 million for the three months ended October 31, 2007, compared to net cash provided by operating activities of continuing operations of $2.8 million for the three months ended October 31, 2006. Cash provided by (used for) operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in working capital. The cash used for operating activities of continuing operations for the three months ended October 31, 2007 was primarily driven by increases in accounts receivable and inventories of approximately $21.3 million and $8.5 million, respectively. This was offset by an increase in accounts payable, accrued restructuring and accrued expenses of $14.8 million, primarily related to seasonality based demand, and non-cash items which included $4.2 million of depreciation expense, $0.8 million of amortization of intangible assets and $1.4 million of stock-based compensation. During the three months ended October 31, 2006, non-cash items primarily included $2.9 million of depreciation expense, $1.2 million of amortization of intangible assets and $1.3 million of stock-based compensation expense. During the three months ended October 31, 2006, net cash flow from operating activities included increases in accounts receivable of $25.8 million primarily as a result of higher sales during the last month of the quarter ended October 31, 2006. In addition, cash flow from operating activities included an increase in inventories and accounts payable of approximately $15.9 million and $36.3 million, respectively, largely related to seasonality based demand.

The Company believes that its cash flows related to operating activities of continuing operations is dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are dependent on several factors including the overall performance of the technology sector, and the market for outsourcing services, as discussed above in the “Overview” section.

Investing activities of continuing operations provided cash of $44.7 million for the three months ended October 31, 2007 and used cash of $4.7 million for the three months ended October 31, 2006. The $44.7 million of cash provided by investing activities during the three months ended October 31, 2007 resulted from approximately $54.1 million from the redemption of short-term investments, which was partially offset by $6.7 million of capital expenditures and $4.5 million of investments in affiliates. The $4.7 million of cash used for investing activities during the three months ended October 31, 2006 resulted from the Company investing approximately $7.4 million in capital expenditures and $3.1 million in investments in affiliates. These cash uses were partially offset by $1.5 million of proceeds from the release of funds held in escrow related to a previously recorded gain on the sale of Molecular of approximately $1.2 million and an adjustment to a previously recorded gain on the sale of Alibris of approximately $0.3 million and $4.3 million from the redemption of short-term investments. As of October 31, 2007, the Company had $35.2 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities. As of October 31, 2007, the Company has invested approximately $26.2 million in a new Enterprise Resource Planning System in connection with its strategy to create a global integrated supply-chain system infrastructure that extends from front-end order management through distribution returns management. The total investment in the new ERP system is expected to approximate $31.5 million.

Financing activities of continuing operations used cash of $8.3 million for the three months ended October 31, 2007. The $8.3 million of cash used for financing activities of continuing operations primarily relates to $8.0 million of costs incurred as a result of the repurchase of common stock during the first quarter (see Note 16 of the notes to the condensed consolidated financial statements). The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used for discontinued operations totaled $0.5 million and $44,000 for the three months ended October 31, 2007 and 2006, respectively.

Given the Company’s cash resources as of October 31, 2007, the Company believes that it has sufficient working capital and liquidity to support its operations. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007. As a result of the adoption of FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on August 1, 2007 the Company’s gross liability for unrecognized tax benefits was approximately $6.6 million, including approximately $6,000 of accrued interest and penalties. The gross liability as of October 31, 2007 was $6.3 million, including approximately $17,000 of accrued interest and penalties. The Company estimates that approximately $2.8 million of this amount will be paid within the next two years and is currently unable to reasonably estimate the amount or timing of payments for the remainder of the liability. Other than the adoption of FIN 48, there were no significant changes noted since those reported in the Company’s Form 10-K.

The Company applies the disclosure provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others”, an Interpretation of SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”), SFAS No. 57, “Related Party Disclosures”, and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and Rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” to our agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5 by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is a guarantor.

From time to time the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of October 31, 2007, the Company had no recorded liabilities with respect to these arrangements.

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

The Company is also a party to litigation from time to time, which it considers routine and incidental to its business. Management does not expect the results of such routine and incidental matters to have a material adverse effect on the Company’s business, results of operations or financial condition.

Critical Accounting Policies

The preparation of our quarterly financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation expense, inventories, investments, income taxes, restructuring, impairment of long-lived assets, goodwill and other intangible assets, contingencies and litigation. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: preparing investment valuations; determining discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; determining future lease assumptions related to restructured facility lease obligations; and establishing income tax liabilities are the estimates most likely to have a material impact on our financial position and the results of operations. Some accounting policies may have a significant impact on amounts reported in these financial statements. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007 in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires acquiring entities in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for the Company beginning in fiscal 2009. The Company will evaluate SFAS No. 141(R) and the impact that it may have, if any, on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159”), including an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating SFAS No. 159 and the impact, if any, that it may have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its results of operations or financial position.

In July 2006, the FASB issued FIN 48. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48, as required, as of August 1, 2007 (see Note 17 of the notes to the condensed consolidated financial statements).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market values of its investments. The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit, approximate fair value because of the short-term nature of these instruments. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our consolidated balance sheets and adjustments to fair value during this holding period are recorded in the statement of operations.

Interest Rate Risk

At October 31, 2007, the Company was primarily exposed to the Prime Rate and LIBOR on its outstanding borrowing arrangements, and the Company had no open derivative positions with respect to its borrowing arrangements. A hypothetical 100 basis point increase in our interest rates would have resulted in an approximate 10%, or $0.1 million, increase in our interest expense for the three months ended October 31, 2007.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy and include corporate and state municipal obligations such as commercial paper, certificates of deposit and institutional money market funds.

Our exposure to market risk for changes in interest rates relates primarily to our investment in short-term investments. At October 31, 2007, we had available-for-sale securities, a significant portion of which are classified as short-term investments on our accompanying consolidated balance sheet. These short-term investments consisted solely of auction rate securities (“ARS”). The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through “Dutch auctions” generally conducted every 7 to 90 days by a trust company or broker/dealer on behalf of the issuer. We believe these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty years. These instruments are rated AAA by Moody’s and Fitch ratings. Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. The Company has decided to modify its current investment strategy by reducing its investments in ARS and increasing its investments in more liquid money market investments. As of December 10, 2007, the Company’s investment portfolio no longer contains any ARS. As of October 31, 2007, there were no unrealized gains or losses associated with these investments.

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to greater exposure from significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments, on a limited basis, principally foreign currency exchange contracts, to minimize the transaction exposure that results from such fluctuations.

Revenues from our foreign operating segments accounted for approximately 69% of total revenues during the three months ended October 31, 2007. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

Primary currencies include Euros, Singapore Dollars, British Pounds, Chinese Renminbi, Hungarian Forints, Czech Koruna, Taiwan Dollars and Japanese Yen. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues and operating expenses for our international operations. Similarly, our revenues and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While we attempt to balance local currency revenue to local currency expenses to provide in effect a natural hedge, it is not always possible to completely reduce the foreign currency exchange risk due to competitive and other reasons. We estimate operating income for the three months ended October 31, 2007 was negatively impacted due to the change in foreign currency from October 31, 2006 to October 31, 2007 by approximately $1.1 million in the Asia region and $2.6 million in the Europe region.

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended October 31, 2007, we recorded foreign currency translation gains of approximately $2.2 million which are recorded in Stockholders Equity in our consolidated balance sheet. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three months ended October 31, 2007, we recorded foreign currency transaction losses of approximately $2.1 million which are recorded in “Other (losses) gains, net” in our consolidated statement of operations.

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

Internal Control Over Financial Reporting. We converted a number of existing legacy business systems within our Asia and Americas regions to an integrated ERP system during the quarter ended October 31, 2007. The completion of these system conversions should enhance our internal controls as follows:

•	Reduce the number of platforms used to record, summarize, and report the results of operations and financial position; and reduce the number of manual processes employed by us.

•	Optimize standardization within our operations.

We have implemented mitigating and redundant controls where changes to certain processes were underway and not completed.

There have been no other changes in our internal control over financial reporting (as defined by Rule 13a-15(f)), that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the period covered by this Quarterly Report on Form 10-Q, there have not been any material changes from the risk factors previously disclosed in the “Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended July 31, 2007. In addition to the other information set forth in this report, including in the first paragraph under “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended October 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Repurchased (1)		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
August 1, 2007-August 31, 2007	17,934	(3)	$16.06	N/A	N/A
September 1, 2007-September 31, 2007	N/A		N/A	N/A	N/A
October 1, 2007-October 31, 2007	568,529	(4)	$14.10	568,000	$41,998,027

(1)	CMGI repurchased an aggregate of 568,000 shares of its common stock through October 31, 2007 pursuant to the repurchase program announced in September 2007 (the “Program”).
(2)	CMGI has authorization to repurchase up to $50.0 million of its common stock from time to time on the open market or in privately negotiated transactions under the Program over an 18 month period. The Program may be suspended or discontinued at any time.
(3)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.
(4)	Includes 529 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 5.	Other Information.

During the quarter ended October 31, 2007, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMGI, INC.

Date: December 10, 2007	By:	/S/ STEVEN G. CRANE
Steven G. Crane Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Certificate of Amendment of Restated Certificate of Incorporation, as amended, of CMGI, Inc. filed with the Secretary of State of Delaware on October 31, 2007 is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated October 31, 2007 (File No. 000-23262).

4.1	Specimen Certificate of Common Stock of the Registrant is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated October 31, 2007 (File No. 000-23262).

10.1	Third Amendment To Second Amended And Restated Loan And Security Agreement dated as of October 31, 2007, by and among ModusLink Corporation, a Delaware corporation, SalesLink LLC, a Delaware limited liability company, SalesLink Mexico Holding Corp., a Delaware corporation, the lenders thereto and LaSalle Bank National Association.

10.2	CMGI FY2008 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 26, 2007 (File No. 000-23262).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.