Form 10-Q
period 2008-01-31
CMGI INC
filed 2008-03-11
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 4, 2008, there were 49,006,640 shares outstanding of the registrant’s Common Stock, $.01 par value per share.

CMGI, INC.

FORM 10-Q

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	January 31, 2008	July 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$264,484	$169,481
Available-for-sale securities	731	959
Short-term investments	—	111,850
Accounts receivable, trade, net of allowance for doubtful accounts of $1,204 and $1,072, at January 31, 2008 and July 31, 2007, respectively	191,392	185,574
Inventories, net	64,691	60,945
Prepaid expenses and other current assets	11,852	11,659
Current assets of discontinued operations	43	91

Total current assets	533,193	540,559

Property and equipment, net	60,967	55,107
Investments in affiliates	35,029	30,460
Goodwill	178,124	178,276
Other intangible assets, net	10,237	11,719
Other assets	7,212	3,007

	$824,762	$819,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital lease	$517	$459
Accounts payable	155,154	151,233
Current portion of accrued restructuring	5,304	5,342
Accrued income taxes	3,088	7,288
Accrued expenses	43,337	50,710
Other current liabilities	2,771	2,539
Current liabilities of discontinued operations	2,644	2,782

Total current liabilities	212,815	220,353

Revolving line of credit	—	24,786
Long-term portion of accrued restructuring	4,401	5,136
Obligations under capital leases, less current installments	62	329
Other long-term liabilities	21,173	11,757
Non-current liabilities of discontinued operations	1,300	1,698
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at January 31, 2008 and July 31, 2007	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and outstanding 48,595,502 at January 31, 2008 and 48,574,496 shares at July 31, 2007	491	490
Additional paid-in capital	7,468,449	7,465,712
Treasury stock, at cost 1,075,044 shares at January 31, 2008	(13,958)	—
Accumulated deficit	(6,882,489)	(6,918,904)
Accumulated other comprehensive income	12,518	7,771

Total stockholders’ equity	585,011	555,069

	$824,762	$819,128

See accompanying notes to unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Net revenue	$277,972	$324,752	$552,712	$608,388
Cost of revenue	239,063	284,219	474,739	537,812

Gross profit	38,909	40,533	77,973	70,576
Operating expenses:
Selling	4,410	3,320	8,295	7,085
General and administrative	24,407	22,356	48,062	42,562
Amortization of intangible assets	746	1,206	1,508	2,412
Restructuring, net	745	2,382	2,368	2,195

Total operating expenses	30,308	29,264	60,233	54,254

Operating income	8,601	11,269	17,740	16,322

Other income (expense):
Interest income	2,677	2,652	5,665	4,844
Interest expense	(472)	(637)	(1,086)	(1,241)
Other gains, net	18,528	28,030	18,163	28,952
Equity in income of affiliates, net	632	398	863	1,134

Total other income	21,365	30,443	23,605	33,689

Income from continuing operations before income taxes	29,966	41,712	41,345	50,011
Income tax expense	2,077	5,727	4,216	4,287

Income from continuing operations	27,889	35,985	37,129	45,724
Discontinued operations, net of income taxes:
(Loss) income from discontinued operations	(86)	(112)	(716)	476

Net income	$27,803	$35,873	$36,413	$46,200

Basic and diluted earnings (loss) per share:
Earnings from continuing operations	$0.58	$0.74	$0.78	$0.95
(Loss) income from discontinued operations	$(0.00)	$(0.00)	$(0.02)	$0.00

Net earnings	$0.58	$0.74	$0.76	$0.95

Shares used in computing basic earnings (loss) per share:	48,005	48,462	47,556	48,448

Shares used in computing diluted earnings (loss) per share:	48,107	48,668	47,724	48,595

See accompanying notes to unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended January 31,
	2008	2007
Cash flows from operating activities of continuing operations:
Net income	$36,413	$46,200
(Loss) income from discontinued operations	(716)	476

	37,129	45,724
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation	7,897	6,345
Amortization of intangible assets	1,508	2,412
Stock-based compensation	2,866	2,502
Non-operating gains, net	(18,163)	(28,952)
Equity in income of affiliates	(863)	(1,134)
Non-cash restructuring	—	106
Changes in operating assets and liabilities:
Trade accounts receivable, net	3,438	(18,852)
Inventories	(1,018)	(7,040)
Prepaid expenses and other current assets	706	520
Accounts payable, accrued restructuring and accrued expenses	(14,572)	32,670
Refundable and accrued income taxes, net	1,059	1,626
Other assets and liabilities	(5,550)	(2,432)

Net cash provided by operating activities of continuing operations	14,437	33,495

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(12,163)	(11,802)
Redemption (purchase) of short-term investments	111,850	(20,550)
Proceeds from affiliate distributions	19,422	30,259
Investments in affiliates, net	(4,613)	(5,430)

Net cash provided by (used in) investing activities of continuing operations	114,496	(7,523)

Cash flows from financing activities of continuing operations:
Repayments on revolving line of credit	(24,786)	—
Repayments on capital lease obligations	(208)	(198)
Proceeds from issuance of common stock	160	95
Repurchase of common stock	(14,245)	—

Net cash used in provided by financing activities of continuing operations	(39,079)	(103)

Cash flows from discontinued operations:
Operating cash flows	(1,204)	(63)

Net cash used in discontinued operations	(1,204)	(63)

Net effect of exchange rate changes on cash and cash equivalents	6,353	1,515

Net increase in cash and cash equivalents	95,003	27,321
Cash and cash equivalents at beginning of period	169,481	131,728

Cash and cash equivalents at end of period	$264,484	$159,049

See accompanying notes to unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1).	NATURE OF OPERATIONS

CMGI, Inc. (together with its consolidated subsidiaries, “CMGI” or the “Company”), through its subsidiary, ModusLink Corporation (“ModusLink”), provides end-to-end global supply chain management solutions that help businesses market, sell and distribute their products and services. ModusLink services technology-based clients in the computing, software, consumer electronics, storage and communications markets. ModusLink had fiscal 2007 revenue of approximately $1.1 billion and 32 facilities in 12 countries with a significant presence in Asia and Europe. In addition, CMGI’s venture capital business, @Ventures, invests in a variety of technology ventures. The Company previously operated under the name CMG Information Services, Inc. and was incorporated in Delaware in 1986. CMGI’s address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

CMGI’s business strategy in recent years has led to the development, acquisition and operation of majority-owned subsidiaries focused on supply chain management services, as well as the investment in emerging, innovative and promising technology companies.

(2).	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2007, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 15, 2007. The results for the three and six months ended January 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

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

(3)	CHANGE IN ACCOUNTING ESTIMATE

In accordance with its policy, the Company reviews its estimate of the useful lives of its fixed assets on an ongoing basis. This review indicated that the anticipated life of our new ERP systems is longer than the original estimated useful life used for depreciation purposes in the Company’s financial statements. As a result, effective November 1, 2007, the Company changed this estimate from 5 years to 8 years to better reflect the estimated periods during which the system will remain in service. The effect of this change in estimate on the financial statements for the quarter ended January 31, 2008 is an increase in income from continuing operations and net income of $0.4 million and an increase in earnings per share of $0.01.

(4)	1-FOR-10 REVERSE STOCK SPLIT

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

As the reverse stock split proportionally reduced the issued and outstanding shares of Common Stock of the Company, without any change to the authorized number of shares or the par value, the “Common stock” balance on the condensed consolidated balance sheet at July 31, 2007, and all share and per share data contained in this Quarterly Report on Form 10-Q unless otherwise indicated has been adjusted to reflect the 1-for-10 reverse stock split assuming the reverse stock split had occurred on August 1, 2006.

(5)	NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires acquiring entities in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for the Company beginning in fiscal 2010. The Company will evaluate SFAS No. 141(R) and the impact that it may have, if any, on its results of operations or financial position. The early adoption of this Standard is prohibited.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), including an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating SFAS No. 159 and the impact, if any, that it may have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the disclosure requirements related to fair value measurements. SFAS No. 157 is effective for the Company beginning in fiscal 2009, with the exception of the fair value measurement requirements for nonfinancial assets and liabilities which are effective beginning in fiscal 2010. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its results of operations or financial position.

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

(6)	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. Investments, which generally have maturities between three and twelve months at the time of acquisition, are considered short-term and classified as available-for-sale.

The Company has decided to modify its current investment strategy by reducing its investments in Auction Rate Securities (“ARS”) and increasing its investments in more liquid money market investments. As of January 31, 2008, the Company’s investment portfolio no longer contained any ARS.

(7)	GOODWILL AND INTANGIBLE ASSETS

The purchase price of the assets acquired and the liabilities assumed in a business combination are subject to an allocation period in accordance with SFAS No. 141, “Business Combinations.” In connection with the acquisition of Modus Media, Inc. in August 2004, the allocation period for all adjustments other than those related to tax carryforwards and contingencies expired during the quarter ended October 31, 2005, while the allocation period for certain tax adjustments and contingencies will remain open in accordance with SFAS No. 109 “Accounting for Income Taxes.” The total of the purchase accounting adjustments recorded during the six months ended January 31, 2008 was a reduction of $0.2 million related to the utilization of pre-acquisition net operating losses in the Americas and Asia regions of approximately $0.1 million and $0.1 million, respectively.

The changes in the carrying amount of goodwill for the six months ended January 31, 2008 are as follows:

	Americas	Europe	Asia	Total
	(in thousands)
Balance as of July 31, 2007	$74,906	$30,265	$73,105	$178,276
Purchase price adjustments from acquisition of Modus	(64)	—	(173)	(237)
Foreign exchange rate adjustment related to Japan	—	—	85	85

Balance as of January 31, 2008	$74,842	$30,265	$73,017	$178,124

(8)	SHARE-BASED PAYMENTS

Stock options to purchase approximately 0.2 million shares were awarded to executives during the six months ended January 31, 2008 at a weighted average exercise price of $13.20 per share. The weighted average option fair value was $5.90 per share. The weighted average option fair value was calculated using the binominal-lattice model with the following weighted average assumptions. The expected volatility was 51.74%, the risk-free rate was 4.14% and the expected life was 4.12 years.

Additionally, approximately 0.1 million nonvested shares were awarded to executives during the six months ended January 31, 2008 at a weighted average fair value of $14.60 per share. The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date.

The following table summarizes the allocation of stock-based compensation expense related to employee stock options, employee stock purchases and nonvested shares under SFAS No. 123(R), “Share-Based Payment (revised 2004),” for the three and six months ended January 31, 2008 and 2007, respectively:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
		(in thousands)
Cost of goods sold	$145	$120	$244	$246
Selling	198	121	363	255
General and administrative	1,146	991	2,259	2,001

	$1,489	$1,232	$2,866	$2,502

(9)	OTHER GAINS, NET

The following table reflects the components of “Other gains, net”:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
		(in thousands)
Foreign exchange losses	$(66)	$(669)	$(2,213)	$(1,207)
Gain on sale of investments	18,398	28,717	20,115	30,252
Other, net	196	(18)	261	(93)

	$18,528	$28,030	$18,163	$28,952

During the three and six months ended January 31, 2008, the Company recorded a gain of approximately $12.9 million on the acquisition of The Generations Network, Inc. (“TGN”), an @Ventures portfolio company, by a third party in December 2007. Additionally, during the three months ended January 31, 2008, gains of approximately $2.7 million, $0.6 million, $0.4 million, and $0.2 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of Avamar Technologies, Inc., Molecular, Inc., Realm Business Solutions, Inc., and Alibris, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow. These companies were also @Ventures portfolio companies that were acquired by third parties in previous reporting periods. During the three and six months ended January 31, 2008, the Company recorded a gain of $1.6 million from the sale of a minority interest in a former indirect subsidiary. Additionally, during the six months ended January 31, 2008, gains of approximately $2.7 million, $1.8 million, $0.4 million, and $0.3 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of Avamar Technologies, Inc., Molecular, Inc., Realm Business Solutions, Inc., and Alibris, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow. The Company also recorded foreign exchange losses of approximately $0.1 million and $2.2 million, respectively, during the three and six months ended January 31, 2008. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe.

During the three and six months ended January 31, 2007, the Company recorded a gain of approximately $28.7 million on the acquisition of Avamar Technologies, Inc., an @Ventures portfolio company, by a third party. Under the terms of the agreement, Avamar was acquired in a cash transaction valued at approximately $165.0 million. Additionally, during the six months ended January 31, 2007, the Company recorded additional gains to previously recorded gains on the acquisitions by third parties of Molecular, Inc. and Alibris, Inc. of approximately $1.2 million and $0.3 million, respectively, due to the satisfaction of conditions leading to the release of funds held in escrow. Molecular, Inc. and Alibris, Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. The Company also recorded foreign exchange losses of approximately $0.7 million and $1.2 million, respectively, during the three and six months ended January 31, 2007. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe.

(10)	RESTRUCTURING CHARGES

The following table summarizes the activity in the restructuring accrual for the three and six months ended January 31, 2008:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2007	$1,161	$9,317	$—	$10,478

Restructuring charges	688	625	450	1,763
Restructuring adjustments	(20)	(75)	(45)	(140)
Cash (paid) received	(475)	(757)	45	(1,187)
Non-cash adjustments	—	—	(450)	(450)

Accrued restructuring balance at October 31, 2007	$1,354	$9,110	$—	$10,464

Restructuring charges	662	68	(65)	665
Restructuring adjustments	(20)	100	—	80
Cash (paid) received	(399)	(1,161)	65	(1,495)
Non-cash adjustments	(9)	—	—	(9)

Accrued restructuring balance at January 31, 2008	$1,588	$8,117	$—	$9,705

It is expected that the payments of employee-related charges will be substantially completed by November 30, 2009. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the current and previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by May 2012.

The net restructuring charges for the three and six months ended January 31, 2008 and 2007 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
		(in thousands)
Cost of revenue	$512	$846	$2,273	$903
Selling	—	160	—	389
General and administrative	233	1,376	95	903

	$745	$2,382	$2,368	$2,195

During the three and six months ended January 31, 2008, the Company recorded a net restructuring charge of approximately $0.7 million and $2.4 million, respectively. These charges consisted of approximately $0.7 million for the three months and approximately $1.3 million for the six month period for severance costs, relating to the shutdown of facilities in Newark, California and Austin, Texas and the corresponding reduction in the workforce at each location. The workforces at the Newark and Austin facilities were reduced by approximately 39 and 77 employees, respectively. In addition, the Company incurred a $1.1 million charge relating to the unutilized leased facility in Newark, California and the impairment of certain assets held at the facility. No additional lease obligation has been incurred as a result of the shutdown of the Austin facility, as the shutdown coincides with the expiration of the current lease term.

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

The following table summarizes the restructuring accrual by operating segment and the Other category for the three and six months ended January 31, 2008:

	Americas	Asia	Europe	Other	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2007	$4,669	$197	$5,368	$244	$10,478

Restructuring charges	1,754	9	—	—	1,763
Restructuring adjustments	(102)	3	(41)	—	(140)
Cash paid	(1,011)	(176)	—	—	(1,187)
Non-cash adjustments	(450)	—	—	—	(450)

Accrued restructuring balance at October 31, 2007	$4,860	$33	$5,327	$244	$10,464

Restructuring charges	665	—	—	—	665
Restructuring adjustments	100	—	(20)	—	80
Cash paid	(1,332)	(2)	(161)	—	(1,495)
Non-cash adjustments	—	—	(9)	—	(9)

Accrued restructuring balance at January 31, 2008	$4,293	$31	$5,137	$244	$9,705

(11)	SEGMENT INFORMATION

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

For the three and six months ended January 31, 2008, sales to Hewlett-Packard accounted for approximately 20% and 23%, respectively, of the Company’s consolidated net revenue and sales to Advanced Micro Devices accounted for approximately 14% of the Company’s consolidated net revenue for each period. For the three and six months ended January 31, 2007, sales to Hewlett-Packard accounted for approximately 29% and 32%, respectively, of the Company’s consolidated net revenue and sales to Advanced Micro Devices accounted for approximately 11% and 12%, respectively, of the Company’s consolidated net revenue.

Summarized financial information of the Company’s continuing operations by business segment and the Other category is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
		(in thousands)
Net revenue:
Americas	$92,592	$121,292	$176,775	$227,457
Asia	84,383	77,116	171,095	143,563
Europe	100,997	126,344	204,842	237,368

	$277,972	$324,752	$552,712	$608,388

Operating income (loss):
Americas	$4,992	$7,370	$8,208	$12,816
Asia	10,161	10,779	23,177	17,752
Europe	(1,746)	(1,913)	(3,927)	(5,340)

Sub-total	13,407	16,236	27,458	25,228

Other	(4,806)	(4,967)	(9,718)	(8,906)

	$8,601	$11,269	$17,740	$16,322

Non-GAAP operating income:
Americas	$7,385	$10,598	$13,741	$17,368
Asia	11,958	12,721	27,300	21,528
Europe	(43)	498	(608)	(1,583)

Sub-total	19,300	23,817	40,433	37,313
Other	(3,973)	(4,286)	(8,054)	(7,537)

	$15,327	$19,531	$32,379	$29,776

The following table reconciles Non-GAAP operating income to GAAP operating income and net income:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
		(in thousands)
Non-GAAP operating income	$15,327	$19,531	$32,379	$29,776
Adjustments:
Depreciation	(3,746)	(3,442)	(7,897)	(6,345)
Amortization of intangible assets	(746)	(1,206)	(1,508)	(2,412)
Stock-based compensation	(1,489)	(1,232)	(2,866)	(2,502)
Restructuring, net	(745)	(2,382)	(2,368)	(2,195)

GAAP operating income	$8,601	$11,269	$17,740	$16,322
Other income, net	21,365	30,443	23,605	33,689
Income tax expense	2,077	5,727	4,216	4,287
(Loss) income from discontinued operations	(86)	(112)	(716)	476

Net income	$27,803	$35,873	$36,413	$46,200

	January 31, 2008	July 31, 2007
	(in thousands)
Total assets of continuing operations:
Americas	$214,991	$234,405
Asia	245,106	231,806
Europe	187,586	188,947

Total	647,683	655,158
Other	177,036	163,879

	$824,719	$819,037

(12)	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive.

For the three and six months ended January 31, 2008, approximately 0.1 million and 0.2 million weighted average common stock equivalents, respectively, were included in the denominator in the calculation of dilutive earnings per share. For the three and six months ended January 31, 2008, approximately 1.9 million and 1.5 million common stock equivalent shares, respectively, and 0.2 million and 0.1 million nonvested shares, respectively, were excluded from the denominator in the calculation of diluted earnings per share calculation as their inclusion would have been antidilutive.

For the three and six months ended January 31, 2007, approximately 0.2 million and 0.1 million weighted average common stock equivalents, respectively, were included in the denominator in the calculation of diluted earnings per share. For the three and six months ended January 31, 2007 approximately 1.1 million and 1.6 million common stock equivalent shares, respectively, and 0.2 million and 0.1 million, nonvested shares, respectively, were excluded from the denominator in the calculation of diluted earnings per share calculation as their inclusion would have been antidilutive.

(13)	COMPREHENSIVE INCOME

The components of comprehensive income, net of income taxes, were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
		(in thousands)
Net income	$27,803	$35,873	$36,413	$46,200
Net unrealized holding gain (loss) on securities	(223)	(755)	(137)	(1,553)
Foreign currency translation adjustment	2,641	710	4,884	1,322

Comprehensive income	$30,221	$35,828	$41,160	$45,969

The components of accumulated other comprehensive income was as follows:

	January 31, 2008	July 31, 2007
	(in thousands)
Net unrealized holding gains on securities	$596	$733
Cumulative foreign currency translation adjustment	11,519	6,635
Defined benefit pension plans	403	403

Accumulated other comprehensive income	$12,518	$7,771

(14)	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is primarily determined by the first-in, first-out (“FIFO”) method. Inventories at January 31, 2008 and July 31, 2007 consisted of the following:

	January 31, 2008	July 31, 2007
	(in thousands)
Raw materials	$43,258	$42,388
Work-in-process	1,594	934
Finished goods	19,839	17,623

	$64,691	$60,945

(15)	CONTINGENCIES

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

In September 2007, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over the following 18 months. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The repurchase program is funded using the Company’s working capital. As of January 31, 2008, the Company repurchased an aggregate of 1.1 million shares of common stock at a cost of approximately $14.0 million under the repurchase program.

(17)	INCOME TAXES

The Company adopted the provisions of FIN 48 on August 1, 2007. The Company did not recognize any change in the liability for unrecognized tax benefits as a result of the implementation.

The liability for unrecognized tax benefits related to various federal, state, and foreign income tax matters was $6.6 million at August 1, 2007. At January 31, 2008, the liability for income taxes associated with uncertain tax positions was $6.3 million. Included in this amount is approximately $3.1 million of unrecognized tax benefits, which if recognized, would impact the effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that would be offset through goodwill.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits as part of the provision for income taxes did not change. As of August 1, 2007, the Company had accrued $6,000 of interest and penalties related to uncertain tax positions. As of January 31, 2008, the total amount of accrued interest and penalties is $24,000.

The Company expects that approximately $1.2 million of the total amount of unrecognized tax benefit will be recognized over the next 12 months due to the expected settlement surrounding the French tax audit.

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

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Part II—Item 1A below and elsewhere in this report and the risks discussed in the Company’s Annual Report on Form 10-K for fiscal year 2007 filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

We also invest in emerging, innovative and promising technologies and industries through our venture capital business, @Ventures. During the six months ended January 31, 2008, approximately $4.6 million was invested by @Ventures and $19.4 million of proceeds were received from the acquisition by third parties of certain @Ventures portfolio companies.

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

Drive sales growth through a combination of existing client penetration, and targeting new vertical markets. A significant portion of our revenues is currently generated from clients in the computing and software verticals. These verticals are mature and, as a result, gross margins in these verticals tend to be low. To address this, we have expanded our sales focus to include three new markets, in addition to the computing and software verticals, that we believe can benefit from our supply chain expertise. We believe these verticals, communications, storage devices and consumer electronics, are experiencing faster growth than our historical markets, and represent opportunities to realize higher gross margins on our services. Companies in these markets often are early in their product life cycles and have significant need for a supply chain partner who will be an extension to their business models.

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

Drive operational efficiencies throughout our organization. As a result of the acquisition of Modus Media, Inc. in August 2004, the Company has been running multiple information technology systems at a significant cost. Our strategy is to offer an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution will enable clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe our clients will benefit greatly from a global integrated business solution while we too reduce our operating costs. We currently expect to invest a total of approximately $32.6 million in this initiative. Our cost estimate has increased from our earlier estimates, primarily as a result of changes to our implementation schedule and infrastructure requirements. Another program that we expect will drive further operational efficiencies in the future is the implementation of a global shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We believe this initiative will yield improved process standardization and operating efficiency gains, as well as lower our operating costs.

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

For the three months ended January 31, 2008, the Company reported net revenue of $278.0 million, operating income of $8.6 million or 3.1% of revenue, income from continuing operations before income taxes of $30.0 million, net income of $27.8 million and a gross margin percentage of 14.0%. For the six months ended January 31, 2008, the Company reported net revenue of $552.7 million, operating income of $17.7 million or 3.2% of revenue, income from continuing operations before income taxes of $41.3 million, net income of $36.4 million and a gross margin percentage of 14.1%. We currently conduct business in The Netherlands, Hungary, France, Ireland, the Czech Republic, Singapore, Taiwan, China, Malaysia, Mexico, Japan and other foreign locations, in addition to the Company’s United States operations. At January 31, 2008, we had cash and cash equivalents and available for sale securities of $265.2 million, and working capital of $320.4 million.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance could be adversely affected by declines in the overall performance of the technology sector. The market for our supply chain management products and services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their gross margins and profitability. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and in some cases loss of market share. As a result of these competitive and client pressures, the gross margins in our business are low. During the three and six months ended January 31, 2008, our gross margin percentages were 14.0% and 14.1%, respectively. However, increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. Therefore, we must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to target new vertical markets, expand our service offerings and to lower our infrastructure costs. Our ERP and hub and spoke initiatives are key enablers to drive efficiencies and lower our operating costs. We also seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three and six months ended January 31, 2008, sales to Hewlett-Packard accounted for approximately 20% and 23%, respectively, of our consolidated net revenue and sales to Advanced Micro Devices accounted for approximately 14% of our consolidated net revenue for both periods. For the three and six months ended January 31, 2007, sales to Hewlett-Packard accounted for approximately 29% and 32%, respectively, of our consolidated net revenue and sales to Advanced Micro Devices accounted for approximately 11% and 12%, respectively, of our consolidated net revenue. As previously announced, in February 2007, we were informed that a business unit of Hewlett-Packard intended to migrate a program away from ModusLink which had historically accounted for approximately $100.0 million of annual revenue. The migration of this program away from ModusLink was completed during the last quarter of fiscal 2007. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. We currently do not have any agreements which obligate any client to buy a minimum amount of products or services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

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

Results of Operations

Three months ended January 31, 2008 compared to the three months ended January 31, 2007

Net Revenue:

	Three Months Ended January 31, 2008	As a % of Total Net Revenue	Three Months Ended January 31, 2007	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$92,592	33.3%	$121,292	37.4%	$(28,700)	(23.7)%
Asia	84,383	30.4%	77,116	23.7%	7,267	9.4%
Europe	100,997	36.3%	126,344	38.9%	(25,347)	(20.1)%

Total	$277,972	100.0%	$324,752	100.0%	$(46,780)	(14.4)%

Net revenue decreased by approximately $46.8 million during the three months ended January 31, 2008, as compared to the same period in the prior year. This $46.8 million decrease was primarily a result of lower revenue of approximately $45.7 million related to two previously announced discontinued programs and lower volume associated with other client programs of approximately $1.1 million.

During the three months ended January 31, 2008, the net revenue in the Americas and Europe regions decreased by approximately $28.7 million and $25.3 million, respectively. These decreases resulted primarily from approximately $45.7 million of lower revenue associated with the two previously announced discontinued client programs noted above and a decrease in order volumes and new business. Within the Asia region, the net revenue growth of $7.3 million resulted primarily from the contribution of revenue of approximately $7.9 million from our subsidiary in Japan which was previously operated as a joint venture in which we had a 40% interest. ModusLink acquired full ownership of the entity in April 2007.

A significant portion of our client base operates in the technology sector, which is intensely competitive and volatile. Our clients’ order volumes vary from quarter to quarter for a variety of reasons, including market acceptance of their new product introductions and overall demand for their products. This business environment, and our mode of transacting business with our clients, does not lend itself to precise measurement of the amount and timing of future order volumes, and as a result, future sales volumes and revenues could vary significantly from period to period. We sell primarily on a purchase order basis, rather than pursuant to contracts with minimum purchase requirements. These purchase orders are generally for quantities necessary to support near-term demand for our clients’ products.

Cost of Revenue:

	Three Months Ended January 31, 2008	As a % of Segment Net Revenue	Three Months Ended January 31, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$80,586	87.0%	$106,241	87.6%	$(25,655)	(24.1)%
Asia	64,854	76.9%	58,506	75.9%	6,348	10.9%
Europe	93,623	92.7%	119,472	94.6%	(25,849)	(21.6)%

Total	$239,063	86.0%	$284,219	87.5%	$(45,156)	(15.9)%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. Cost of revenue decreased by approximately $45.2 million for the three months ended January 31, 2008, as compared to the three months ended January 31, 2007. Gross margins for the second quarter of fiscal 2008 were 14.0% as compared to 12.5% in the prior year quarter. This increase is primarily attributable to improved client and work mix and incremental efficiencies realized as a result of the implementation of the initiatives described in the “Overview” section. However, we expect that there will continue to be pressure on gross margin levels resulting from a number of factors, including competition, order volumes, pricing, client and work mix and configuration, and overall demand for our clients’ products. A significant portion of the costs required to deliver our products and services is fixed in nature.

For the three months ended January 31, 2008, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 13.0%, 23.1% and 7.3%, as compared to 12.4%, 24.1% and 5.4%, respectively, for the same period of the prior year. Within the Americas region, the decline in the cost of revenue of approximately $25.7 million was in proportion to the decrease in revenues. Despite this decline, the gross margin percentage increased by approximately 60 basis points. This increase is primarily attributable to improvements in the client and work mix and cost efficiencies as compared to the same quarter of the prior year. Within the Asia region, the gross margin percentage decreased by approximately 100 basis points, which can be primarily attributed to higher cost of revenue in Japan, resulting in lower margins as compared to the quarter ended January 31, 2007. Within the Europe region the decline in the cost of revenue of approximately $25.8 million was in proportion to the decrease in revenues. Despite this decline, the gross margin percentage increased by approximately 190 basis points as compared to the same quarter in the prior fiscal year due to improvements in the client and work mix and achieved efficiencies realized as a result of continuous improvement initiatives.

As a result of the lower overall cost of delivering the Company’s products and services in the Asia region, particularly China, and the increasing demand for supply chain management services from existing customers in that region, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures.

Selling Expenses:

	Three Months Ended January 31, 2008	As a % of Segment Net Revenue	Three Months Ended January 31, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,386	1.5%	$887	0.7%	$499	56.3%
Asia	1,136	1.4%	856	1.1%	280	32.7%
Europe	1,888	1.9%	1,577	1.3%	311	19.7%

Total	$4,410	1.6%	$3,320	1.0%	$1,090	32.8%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, consulting fees, marketing expenses and travel costs. Selling expenses during the three months ended January 31, 2008 increased by approximately $1.1 million compared to the three month period ended January 31, 2007, primarily as a result of higher employee-related costs. Within the Americas region, the $0.5 million increase was due to a $0.4 million increase in employee-related costs and $0.1 million of higher relocation and travel costs. Within the Asia region, the $0.3 million increase was due to $0.1 million of higher employee-related costs, $0.1 million of higher travel costs, and $0.1 million of higher seminars and advertising costs. Within the Europe region, the $0.3 million increase was due to $0.5 million of higher employee-related costs, partially offset by $0.2 million of lower advertising and other costs. For the three months ended January 31, 2008 and 2007, employee related costs represented approximately 65% and 58% of the total selling expense, respectively.

General and Administrative Expenses:

	Three Months Ended January 31, 2008	As a % of Segment Net Revenue	Three Months Ended January 31, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$4,487	4.8%	$4,771	3.9%	$(284)	(6.0)%
Asia	7,863	9.3%	6,460	8.4%	1,403	21.7%
Europe	7,251	7.2%	6,158	4.9%	1,093	17.8%

Sub-total	19,601	7.0%	17,389	5.4%	2,212	12.7%
Other	4,806	—	4,967	—	(161)	(3.2)%

Total	$24,407	8.8%	$22,356	6.9%	$2,051	9.2%

General and administrative expenses within the Americas, Asia, and Europe operating segments consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. The general and administrative expenses for these operating segments increased during the three months ended January 31, 2008, as compared to the same period in the prior year, primarily as a result of $1.6 million of additional costs associated with the Company’s migration to a new ERP platform, higher employee related costs of $0.6 million, higher depreciation expense of $0.3 million resulting from placing the new ERP platform in service, higher information technology and infrastructure charges of $0.2 million, $0.2 million of additional costs, and $0.1 million of additional travel costs. These costs were partially offset by $0.5 million of lower consulting fees and $0.3 million of lower facility costs. Within the Americas region, the $0.3 million decrease in general and administrative expenses was primarily the result of lower employee-related costs resulting from a decrease in the number of staff year-over-year. Within the Asia region, the $1.4 million increase in general and administrative expenses was primarily the result of higher costs associated with migration to the new ERP platform of approximately $0.9 million and higher employee related costs of $0.5 million resulting primarily from the acquisition of our subsidiary in Japan. Within the Europe region, the $1.1 million increase in general and administrative expenses was primarily the result of higher costs associated with migration to the new ERP platform of approximately $0.8 million and higher employee related costs of approximately $0.4 million.

Amortization of Intangible Assets:

	Three Months Ended January 31, 2008	As a % of Segment Net Revenue	Three Months Ended January 31, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$377	0.4%	$531	0.4%	$(154)	(29.0)%
Asia	369	0.4%	510	0.7%	(141)	(27.6)%
Europe	—	—	165	0.1%	(165)	(100.0)%

Total	$746	0.3%	$1,206	0.4%	$(460)	(38.1)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc. These intangible assets are being amortized over lives ranging from 3 to 7 years. As of January 31, 2008, those intangibles with 3 year lives have been fully amortized, which resulted in a $0.5 million decrease in amortization expense from the three months ended January 31, 2007 to the three months ended January 31, 2008.

Restructuring, net:

	Three Months Ended January 31, 2008	As a % of Segment Net Revenue	Three Months Ended January 31, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$765	0.8%	$1,489	1.2%	$(724)	(48.6)%
Asia	—	—	5	—	(5)	(100.0)%
Europe	(20)	—	885	0.7%	(905)	(102.3)%

Sub-total	745	0.3%	2,379	0.7%	(1,634)	(68.7)%
Other	—	—	3	—	(3)	(100.0%)

Total	$745	0.3%	$2,382	0.7%	$(1,637)	(68.7)%

During the three months ended January 31, 2008, the Company recorded net restructuring charges of approximately $0.7 million as compared to $2.4 million in the same period of the prior year. The decrease of approximately $1.6 million is primarily the result of a decrease in the amount of contractual obligation charges year over year of $1.6 million.

The $0.7 million charge recorded during the three months ended January 31, 2008 consisted of approximately $0.7 million related to a workforce reduction of 77 employees resulting from the shutdown of a facility in Austin, Texas. No additional lease obligation has been incurred as a result of the shutdown of the Austin facility, as the shutdown coincides with the expiration of the current lease term. The $2.4 million charge recorded during the three months ended January 31, 2007 consists of approximately $0.5 million relating to a workforce reduction as a result of the reorganization of the global sales team in the Asia region and the elimination of redundant positions related to the Company’s hub and spoke initiative from the Americas region as well as a closure of a plant for the West Valley, Utah facility in the Americas. Additionally, during the three months ended January 31, 2007 the Company recorded approximately $1.6 million relating to early termination charges and unutilized lease facilities for which the Company expects to realize no future economic benefit primarily due to the restructuring activities of the Netherlands facilities in the Europe region as well as restructuring activities from closure of the West Valley facility.

Interest Income/Expense:

During the three months ended January 31, 2008, interest income increased $25,000 compared to the same period in the prior year. The increase in interest income was the result of higher average cash, cash equivalents and short-term investment balances during the current period, partially offset by lower average interest rates.

During the three months ended January 31, 2008, interest expense decreased $0.1 million to $0.5 million from $0.6 million for the three months ended January 31, 2007. In both periods, interest expense of approximately $0.2 million related to the Company’s stadium obligation. The decrease in interest expense of $0.1 million was due to the absence of outstanding borrowings on a revolving bank credit facility during the current period compared to the same period in the prior year.

Other Gains, net:

During the three months ended January 31, 2008, the Company recorded a gain of approximately $12.9 million on the acquisition of The Generations Network, Inc. (“TGN”), an @Ventures portfolio company, by a third party in December 2007. Additionally, during the three months ended January 31, 2008, gains of approximately $2.7 million, $0.6 million, $0.4 million, and $0.2 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of Avamar Technologies, Inc., Molecular, Inc., Realm Business Solutions, Inc., and Alibris, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow. These companies were also @Ventures portfolio companies that were acquired by third parties in previous reporting periods. The Company also recorded a gain of $1.6 million from the sale of a minority interest in a former indirect subsidiary. The Company also recorded foreign exchange losses of approximately $0.1 million during this three month period. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe.

During the three months ended January 31, 2007, other gains, net, was approximately $28.0 million. The Company recorded a gain of approximately $28.7 million on the acquisition of Avamar Technologies, Inc., an @Ventures portfolio company, by a third party. The Company also recorded foreign exchange losses of $0.7 million during this three month period. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe.

Equity in Income of Affiliates, net:

Equity in income of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity in income (losses) of affiliates. Equity in income of affiliates increased $0.2 million to $0.6 million from $0.4 million for the three months ended January 31, 2007. The increase was primarily a result of higher net income recognized by certain affiliate companies.

Income Tax Expense:

During the three months ended January 31, 2008, the Company recorded income tax expense of approximately $2.1 million, as compared to $5.7 million for same period of the prior year. The Company provides income tax expense related to federal, state, and foreign taxable income. For the three months ended January 31, 2008 and 2007, the Company’s U.S. taxable income, and the taxable income for certain foreign locations, was offset by net operating loss carryovers from prior years. The decrease in tax expense over the prior year is predominantly a result of the utilization of acquired net operating loss carryforwards in the prior year that previously were fully reserved. The tax benefit associated with the utilization of acquired tax attributes is recorded as a credit to goodwill and a charge to tax expense. The amount charged to expense was $2.5 million for the three months ended January 31, 2007. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Six months ended January 31, 2008 compared to the six months ended January 31, 2007

Net Revenue:

	Six Months Ended January 31, 2008	As a % of Total Net Revenue	Six Months Ended January 31, 2007	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$176,775	32.0%	$227,457	37.4%	$(50,682)	(22.3)%
Asia	171,095	31.0%	143,563	23.6%	27,532	19.2%
Europe	204,842	37.0%	237,368	39.0%	(32,526)	(13.7)%

Total	$552,712	100.0%	$608,388	100.0%	$(55,676)	(9.2)%

Net revenue decreased by approximately $55.7 million during the six months ended January 31, 2008, as compared to the same period in the prior year. This $55.7 million decrease was primarily a result of lower revenue of approximately $90.7 million related to two previously announced discontinued programs, partially offset by increased volume associated with other client programs of approximately $35.0 million.

During the six months ended January 31, 2008, the net revenue in the Americas and Europe regions decreased by approximately $50.7 million and $32.5 million, respectively. These decreases resulted primarily from approximately $90.7 million of lower revenue associated with the two previously announced discontinued client programs, partially offset by an increase in order volumes and new business. Within the Asia region, the net revenue growth of $27.5 million resulted in part from the inclusion of approximately $15.6 million from our subsidiary in Japan which was previously operated as a joint venture in which we had a 40% interest. ModusLink acquired full ownership of the entity in April 2007. The net revenue growth was also attributable to $11.6 million of higher revenues due to increased order volumes for certain clients’ programs.

Cost of Revenue:

	Six Months Ended January 31, 2008	As a % of Segment Net Revenue	Six Months Ended January 31, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$154,564	87.4%	$200,609	88.2%	$(46,045)	(23.0)%
Asia	129,347	75.6%	110,805	77.2%	18,542	16.7%
Europe	190,828	93.2%	226,398	95.4%	(35,570)	(15.7)%

Total	$474,739	85.9%	$537,812	88.4%	$(63,073)	(11.7)%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. Cost of revenue decreased by $63.1 million for the six months ended January 31, 2008 as compared to the same period in the prior year. Gross margin improved for the first half of fiscal 2008 to 14.1% as compared to 11.6% for the first half of fiscal 2007.

For the six months ended January 31, 2008, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 12.6%, 24.4% and 6.8%, as compared to 11.8%, 22.8% and 4.6%, respectively, for the same period in the prior year. Within the Americas region, the decline in cost of revenue of $46.0 million was approximately in proportion to the decrease in revenue. Despite this decline, the gross margin percentage improved by approximately 80 basis points. This increase was due to improved operating efficiencies and material cost mix of client business. Within the Asia region, the $9.0 million or 1.6% increase in gross margin was attributable to an increase in volume for certain client programs resulting in higher margins. Within the Europe region, the $3.0 million or 2.2 % increase in gross margin was primarily attributable to new business and productivity gains during the period.

Selling Expenses:

	Six Months Ended January 31, 2008	As a % of Segment Net Revenue	Six Months Ended January 31, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$2,527	1.4%	$2,087	0.9%	$440	21.1%
Asia	2,177	1.3%	1,998	1.4%	179	9.0%
Europe	3,591	1.8%	3,000	1.3%	591	19.7%

Total	$8,295	1.5%	$7,085	1.1%	$1,210	17.1%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, consulting fees, marketing expenses and travel costs. Selling expenses during the six months ended January 31, 2008 increased by approximately $1.2 million compared to the six month period ended January 31, 2007, primarily as a result of higher employee-related costs. Within the Americas region, the $0.4 million increase was due to $0.2 million of higher employee-related costs and $0.2 million of higher travel and other costs. Within the Asia region, the $0.2 million increase was due to $0.1 million of higher employee-related costs and $0.1 million of higher professional fees. Within the Europe region, the $0.6 million increase was due to $0.8 million of higher employee-related costs, partially offset by $0.2 million of lower advertising costs. For the six months ended January 31, 2008 and 2007, employee related costs represented approximately 64% and 60% of the total selling expense, respectively.

General and Administrative Expenses:

	Six Months Ended January 31, 2008	As a % of Segment Net Revenue	Six Months Ended January 31, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$8,305	4.7%	$9,665	4.2%	$(1,360)	(14.1)%
Asia	15,633	9.1%	12,002	8.4%	3,631	30.3%
Europe	14,406	7.0%	11,991	5.1%	2,415	20.1%

Sub-total	38,344	6.9%	33,658	5.5%	4,686	13.9%
Other	9,718	—	8,904	—	814	9.1%

Total	$48,062	8.7%	$42,562	7.0%	$5,500	12.9%

General and administrative expenses within the Americas, Asia, and Europe operating segments consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. The general and administrative expenses for these operating segments increased during the six months ended January 31, 2008, as compared to the same period in the prior year, primarily as a result of $3.3 million of additional costs associated with the Company’s migration to a new ERP platform and higher employee related costs of $1.2 million. Within the Americas region, the $1.4 million decrease in general and administrative expenses was primarily the result of lower employee-related costs of approximately $0.7 million resulting from staff reductions year-over-year, lower consulting fees of approximately $0.4 million and lower information technology and infrastructure charges of approximately $0.3 million. Within the Asia region, the $3.6 million increase in general and administrative expenses was primarily the result of higher costs associated with the migration to the new ERP platform of approximately $2.0 million, higher employee related costs of $1.1 million resulting primarily from the acquisition of our subsidiary in Japan, and higher depreciation expense of $0.5 million resulting from placing the new ERP platform in service. Within the Europe region, the $2.4 million increase in general and administrative expenses was primarily the result of higher costs associated with migration to the new ERP platform of approximately $1.3 million, higher employee related costs of approximately $0.9 million, and higher depreciation of approximately $0.5 million, partially offset by lower professional fees of $0.2 million.

Amortization of Intangible Assets:

	Six Months Ended January 31, 2008	As a % of Segment Net Revenue	Six Months Ended January 31, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$754	0.4%	$1,062	0.5%	$(308)	(29.0)%
Asia	749	0.4%	1,020	0.7%	(271)	(26.6)%
Europe	5	0.0%	330	0.1%	(325)	(98.5)%

Total	$1,508	0.3%	$2,412	0.4%	$(904)	(37.5)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc. These intangible assets are being amortized over lives ranging from 3 to 7 years. As of January 31, 2008, those intangibles with 3 year lives have been fully amortized, which resulted in a $0.9 million decrease in amortization expense from the six months ended January 31, 2007 to the six months ended January 31, 2008.

Restructuring, net:

	Six Months Ended January 31, 2008	As a % of Segment Net Revenue	Six Months Ended January 31, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$2,416	1.4%	$1,196	0.5%	$1,220	102.0%
Asia	13	—	(13)	—	26	200.0%
Europe	(61)	—	990	0.4%	(1,051)	(106.2)%

Sub-total	2,368	0.4%	2,173	0.4%	195	9.0%
Other	—	—	22	—	(22)	(100.0)%

Total	$2,368	0.4%	$2,195	0.4%	$173	7.9%

During the six months ended January 31, 2008, the Company recorded net restructuring charges of approximately $2.4 million as compared to $2.2 million in the same period of the prior year. The slight increase of approximately $0.2 million is primarily the result of an increase in the amount of workforce reduction and impairment charges year over year of $0.9 million, partially offset by a decrease in the amount of contractual obligation charges year over year of $0.7 million.

The $2.4 million charge recorded during the six months ended January 31, 2008 consisted of approximately $1.3 million relating to a workforce reduction of 116 employees resulting from the shutdown of facilities in Newark, California and Austin, Texas. No additional lease obligation has been incurred as a result of the shutdown of the Austin facility, as the shutdown coincides with the expiration of the current lease term. In addition, the Company incurred a $1.1 million charge relating to the unutilized leased facility in Newark, California and the impairment of certain assets held at that facility. The $2.2 million charge recorded during the six months ended January 31, 2007 consisted of approximately $0.7 million relating to a workforce reduction of approximately 41 employees. Additionally, during the six month ended January 31, 2007, the Company recorded approximately a $1.6 million charge relating to early termination charges and unutilized lease facilities for which the Company expects to realize no future economic benefit primarily due to the restructuring activities of the Netherlands facilities in the Europe region as well as restructuring activities from closure of the West Valley facility.

Interest Income/Expense:

During the six months ended January 31, 2008, interest income increased $0.9 million to $5.7 million from $4.8 million for the same period in the prior year. The increase in interest income was the result of both higher average interest rates and higher average cash, cash equivalent and short-term investment balances during the current period compared to the same period in the prior year.

Interest expense totaled approximately $1.1 million and $1.2 million for the six months ended January 31, 2008 and 2007, respectively. In both periods, interest expense of approximately $0.4 million related to the Company’s stadium obligation, and the remaining interest expense related primarily to outstanding borrowings on a revolving bank credit facility.

Other Gains, net:

During the six months ended January 31, 2008, the Company recorded a gain of approximately $12.9 million on the acquisition of TGN, an @Ventures portfolio company, by a third party in December 2007. Additionally, during the six months ended January 31, 2008, gains of approximately $2.7 million, $1.8 million, $0.4 million, and $0.3 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of Avamar Technologies, Inc., Molecular, Inc., Realm Business Solutions, Inc., and Alibris, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow. These companies were also @Ventures portfolio companies that were acquired by third parties in previous reporting periods. The Company also recorded a gain of $1.6 million from the sale of a minority interest in a former indirect subsidiary. The Company recognized foreign exchange losses of approximately $2.2 million during the six months ended January 31, 2008. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe.

During the six months ended January 31, 2007, the Company recorded a gain of approximately $28.7 million on the acquisition of Avamar Technologies, Inc., an @Ventures portfolio company, by a third party. Additionally the Company recorded additional gains to previously recorded gains on the acquisitions by third parties of Molecular, Inc. and Alibris, Inc. of $1.2 million and $0.3 million, respectively, due to the satisfaction of provisions resulting in the release of funds held in escrow. Molecular, Inc. and Alibris, Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. The Company also recorded foreign exchange losses of $1.2 million during the six months ended January 31, 2007. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe. The Company has operations in various countries throughout the world and its operating results and financial position can be affected by significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis to assist in managing the exposure that results from such fluctuations, and expects to continue such practice.

Equity in income of affiliates, net:

Equity in income of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s net income is included in equity in income of affiliates. Equity in income of affiliates decreased by $0.2 million to $0.9 million from $1.1 million for the six months ended January 31, 2007, primarily as a result of a decrease in net income recognized by certain affiliate companies.

Income Tax Expense:

During the six months ended January 31, 2008, the Company recorded income tax expense of $4.2 million, as compared to $4.3 million for the same period of the prior year. The Company provides income tax expense related to federal, state and foreign income taxes. For the six months ended January 31, 2008 and 2007, the Company’s U.S. taxable income is offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of our interests in subsidiaries, returns generated by our venture capital business and borrowings from lending institutions. As of January 31, 2008, the Company’s primary sources of liquidity consisted of cash and cash equivalents and available-for-sale securities of $265.2 million. In addition, ModusLink has a revolving credit agreement (the “Loan Agreement”) with a bank syndicate. The Loan Agreement is a three-year $60.0 million revolving credit facility, with a scheduled maturity of October 31, 2008. Advances under the Loan Agreement may be in the form of loans or letters of credit. At January 31, 2008, there were no borrowings outstanding under the Loan Agreement. In addition, ModusLink maintains credit facilities of approximately $3.4 million and $0.9 million with Japanese and Taiwanese banks, respectively. No amounts were outstanding under these facilities at January 31, 2008. The Company’s working capital at January 31, 2008 was approximately $320.4 million.

Net cash provided by operating activities of continuing operations was $14.4 million and $33.5 million for the six months ended January 31, 2008 and 2007, respectively. Cash provided by operating activities of continuing operations represents net income as adjusted for non-cash items and changes in working capital. The cash provided by operating activities of continuing operations for the six months ended January 31, 2008 was primarily driven by income from continuing operations of $37.1 million. This was offset by a decrease in accounts payable, accrued restructuring, and accrued expenses of $14.6 million. During the six months ended January 31, 2008, non-cash items included depreciation expense of $7.9 million, stock-based compensation of $2.9 million, amortization of intangible assets of $1.5 million, and non-operating gains, net, of $18.2 million. The cash provided by operating activities of continuing operations for the six months ended January 31, 2007 was primarily driven by income from continuing operations of $45.7 million. Cash flow from operating activities of continuing operations included an increase in accounts receivable and inventories of $18.9 million and $7.0 million, respectively, related to increased sales as a result of seasonality based demand. This was offset by an increase of accounts payable, accrued restructuring and accrued expenses of $32.7 million. During the six months ended January 31, 2007, non-cash items included depreciation expense of $6.3 million, amortization of intangible assets of $2.4 million, stock-based compensation of $2.5 million and non-operating gains, net of $29.0 million.

The Company believes that its cash flows related to operating activities of continuing operations is dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are also dependent on several factors including the overall performance of the technology sector and the market for outsourcing services, as discussed above in the “Overview” section.

Investing activities of continuing operations provided cash of $114.5 million for the six months ended January 31, 2008 and used cash of $7.5 million for the six months ended January 31, 2007. The $114.5 million of cash provided by investing activities during the six months ended January 31, 2008 resulted primarily from approximately $111.9 million from the redemption of short-term investments and $19.4 million from the proceeds from gains on the acquisitions of @ Ventures portfolio companies. These gains were partially offset by $12.2 million of capital expenditures and $4.6 million of investments in affiliates. The $7.5 million of cash used in investing activities for the six months ended January 31, 2007 resulted from the Company investing approximately $20.6 million in short term investments, $11.8 million in capital expenditures and $5.4 million in investments in affiliates. These cash uses were partially offset by $30.3 million of proceeds from gains on the acquisitions of @ Ventures portfolio companies of $28.7 million. As of January 31, 2008, the Company had a carrying value of $35.0 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities. As of January 31, 2008, the Company has invested approximately $27.5 million in a new Enterprise Resource Planning System in connection with its strategy to create a global integrated supply-chain system infrastructure that extends from front-end order management through distribution returns management. The total investment in the new ERP system is expected to approximate $32.6 million.

Financing activities of continuing operations used cash of $39.1 million and $0.1 million for the six months ended January 31, 2008 and 2007, respectively. The $39.1 million of cash used for financing activities of continuing operations during the six months ended January 31, 2008 primarily related to repayments on the revolving line of credit of $24.8 million and $14.2 million of costs incurred as a result of the repurchase of common stock during the first six months (see Note 16 of the notes to the condensed consolidated financial statements). The $0.1 million of cash used in financing activities for the six months ended January 31, 2007 primarily related to $0.2 million of capital leases repayments offset by $0.1 million related to proceeds from the issuance of common stock from the exercise of employee stock options and the employee stock purchase plan. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used for discontinued operations totaled $1.2 million and $63,000 for the six months ended January 31, 2008 and 2007, respectively.

Given the Company’s cash resources as of January 31, 2008, the Company believes that it has sufficient working capital and liquidity to support its operations. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007. The Company’s gross liability for unrecognized tax benefits was approximately $6.6 million, including approximately $6,000 of accrued interest and penalties. The gross liability as of January 31, 2008 was $6.3 million, including approximately $24,000 of accrued interest and penalties. The Company estimates that approximately $1.1 million of this amount will be paid within the next two years and is currently unable to reasonably estimate the amount or timing of payments for the remainder of the liability. Other than the adoption of FIN 48, there were no significant changes in our contractual obligations noted since those reported in the Company’s Form 10-K.

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

The Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of January 31, 2008, the Company had no recorded liabilities with respect to these arrangements.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires acquiring entities in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for the Company beginning in fiscal 2010. The Company will evaluate SFAS No. 141(R) and the impact that it may have, if any, on its results of operations or financial position. The early adoption of this Standard is prohibited.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning in fiscal 2009, with the exception of the fair value measurement requirements for nonfinancial assets and liabilities which are effective beginning in fiscal 2010. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its results of operations or financial position.

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

Interest Rate Risk

At January 31, 2008, the Company had no outstanding borrowings under its Loan Agreement with LaSalle Bank.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy and include corporate and state municipal obligations such as commercial paper, certificates of deposit and institutional money market funds.

Our exposure to market risk for changes in interest rates relates primarily to our investment in short-term investments. Previously, we had available-for-sale securities, a significant portion of which were classified as short-term investments on our consolidated balance sheet. These short-term investments consisted solely of auction rate securities (“ARS”). The auction rate securities were adjustable-rate securities with dividend rates that are reset periodically by bidders through “Dutch auctions” generally conducted every 7 to 90 days by a trust company or broker/dealer on behalf of the issuer. We believe these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty years. These instruments are rated AAA by Moody’s and Fitch ratings. Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. The Company has decided to modify its current investment strategy by reducing its investments in ARS and increasing its investments in more liquid money market investments. As of January 31, 2008, the Company’s investment portfolio no longer contained any ARS.

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

Revenues from our foreign operating segments accounted for approximately 67% and 68% of total revenues during the three and six months ended January 31, 2008, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

Primary currencies include Euros, Singapore Dollars, British Pounds, Chinese Renminbi, Hungarian Forints, Czech Koruna, Taiwan Dollars, Japanese Yen and Mexican Pesos. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenues and operating expenses for our international operations. Similarly, our revenues and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While we attempt to balance local currency revenue to local currency expenses to provide in effect a natural hedge, it is not always possible to completely reduce the foreign currency exchange risk due to competitive and other reasons. We estimate operating income for the six months ended January 31, 2008 was negatively impacted due to the change in foreign currency from January 31, 2007 to January 31, 2008 by approximately $2.2 million in the Asia region and $3.9 million in the Europe region.

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the six months ended January 31, 2008, we recorded foreign currency translation gains of approximately $4.9 million which are recorded within accumulated other comprehensive income in Stockholders’ Equity in our condensed consolidated balance sheet. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the six months ended January 31, 2008, we recorded foreign currency transaction losses of approximately $2.2 million which are recorded in “Other gains, net” in our consolidated statement of operations.

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

Internal Control Over Financial Reporting. We converted a number of existing legacy business systems within our Asia and Americas regions to an integrated ERP system during the quarter ended January 31, 2008. The completion of these system conversions should enhance our internal controls as follows:

•	Reduce the number of platforms used to record, summarize, and report the results of operations and financial position; and reduce the number of manual processes employed by us.

•	Optimize standardization within our operations.

We have implemented mitigating and redundant controls where changes to certain processes were underway and not completed.

There have been no other changes in our internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act), that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about purchases by the Company during the quarter ended January 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2007-November 30, 2007	178,500	$11.82	178,500	$39,887,466
December 1, 2007-December 31, 2007	59,500	$11.69	59,500	$39,191,709
January 1, 2008-January 31, 2008	269,044	$11.86	269,044	$36,000,416

(1)	CMGI repurchased 507,044 shares of its common stock in the quarter ended January 31, 2008 pursuant to the repurchase program announced in September 2007 (the “Program”). CMGI has repurchased an aggregate of 1,075,044 shares of its common stock through January 31, 2008 pursuant to the program.
(2)	In September 2007, CMGI was authorized to repurchase up to $50.0 million of its common stock from time to time on the open market or in privately negotiated transactions under the Program over an 18 month period. The Program may be suspended or discontinued at any time.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the 2007 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) on December 5, 2007, the following matters were acted upon by the stockholders of the Company:

1.	The election of three Class II Directors, Anthony J. Bay, Virginia G. Breen and Edward E. Lucente, for the ensuing three years; and

2.	The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the current fiscal year.

The number of shares of Common Stock issued, outstanding and eligible to vote at the Annual Meeting as of the record date of October 15, 2007 was 489,953,703. As the record date for the Annual Meeting occurred prior to the Company’s reverse stock split, all share data regarding shares outstanding, shares eligible to vote, and votes cast at the Annual Meeting are presented in pre-split terms, as reported to the Company by its transfer agent. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Thomas H. Johnson, Francis J. Jules, Joseph C. Lawler and Michael J. Mardy. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON- VOTES
1. Election of three Directors as a Class II Director:
Anthony J. Bay	379,675,898	14,861,013	N/A	N/A	N/A
Virginia G. Breen	376,522,195	18,014,716	N/A	N/A	N/A
Edward E. Lucente	379,947,196	14,589,715	N/A	N/A	N/A

2. Ratification of KPMG LLP	387,359,038	N/A	5,850,296	1,327,579	N/A

Item 5.	Other Information.

During the quarter ended January 31, 2008, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMGI, INC.

Date: March 11, 2008	By:	/S/ STEVEN G. CRANE
Steven G. Crane Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Amendment No. 1 to Restated By-Laws of CMGI, Inc., dated December 5, 2007, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated December 5, 2007 (File No. 000-23262).

10.1	Amendment of Executive Severance Agreement, dated January 4, 2008, by and between CMGI, Inc. and Joseph C. Lawler is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 4, 2008 (File No. 000-23262).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.