Form 10-Q
period 2008-04-30
CMGI INC
filed 2008-06-09
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

As of June 4, 2008, there were 49,036,732 shares outstanding of the registrant’s Common Stock, $.01 par value per share.

CMGI, INC.

FORM 10-Q

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

(Unaudited)

	April 30, 2008	July 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$247,918	$169,481
Available-for-sale securities	674	959
Short-term investments	—	111,850
Accounts receivable, trade, net of allowance for doubtful accounts of $1,155 and $1,072, at April 30, 2008 and July 31, 2007, respectively	184,888	185,574
Inventories, net	68,898	60,945
Prepaid expenses and other current assets	10,698	11,659
Current assets of discontinued operations	17	91

Total current assets	513,093	540,559

Property and equipment, net	65,500	55,107
Investments in affiliates	35,442	30,460
Goodwill	184,159	178,276
Other intangible assets, net	16,258	11,719
Other assets	12,188	3,007

	$826,640	$819,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$461	$459
Accounts payable	142,995	151,233
Current portion of accrued restructuring	5,584	5,342
Accrued income taxes	1,729	7,288
Accrued expenses	56,828	50,710
Other current liabilities	2,774	2,539
Current liabilities of discontinued operations	2,053	2,782

Total current liabilities	212,424	220,353

Revolving line of credit	—	24,786
Long-term portion of accrued restructuring	3,997	5,136
Obligations under capital leases, less current installments	78	329
Other long-term liabilities	22,783	11,757
Non-current liabilities of discontinued operations	1,136	1,698
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at April 30, 2008 and July 31, 2007	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 48,667,883 and 48,574,496 shares issued and outstanding at April 30, 2008 and July 31, 2007, respectively	492	490
Additional paid-in capital	7,469,967	7,465,712
Treasury stock, at cost 1,189,392 shares at April 30, 2008	(15,268)	—
Accumulated deficit	(6,885,050)	(6,918,904)
Accumulated other comprehensive income	16,081	7,771

Total stockholders’ equity	586,222	555,069

	$826,640	$819,128

See accompanying notes to unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Net revenue	$239,203	$282,078	$791,915	$890,466
Cost of revenue	208,318	252,111	683,057	789,923

Gross profit	30,885	29,967	108,858	100,543
Operating expenses:
Selling	3,874	3,404	12,169	10,489
General and administrative	25,140	24,494	73,202	67,056
Amortization of intangible assets	887	1,206	2,395	3,618
Restructuring, net	974	(14)	3,342	2,181

Total operating expenses	30,875	29,090	91,108	83,344

Operating income	10	877	17,750	17,199

Other (expense) income:
Interest income	1,464	2,551	7,129	7,395
Interest expense	(190)	(660)	(1,276)	(1,901)
Other (losses) gains, net	(1,815)	5,073	16,348	34,025
Equity in income of affiliates, net	471	868	1,334	2,002

Total other (expense) income	(70)	7,832	23,535	41,521

(Loss) income from continuing operations before income taxes	(60)	8,709	41,285	58,720
Income tax expense (benefit)	3,176	(909)	7,392	3,378

(Loss) income from continuing operations	(3,236)	9,618	33,893	55,342
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	677	(203)	(39)	273

Net (loss) income	$(2,559)	$9,415	$33,854	$55,615

Basic and diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.06)	$0.20	$0.71	$1.14
Income (loss) from discontinued operations	$0.01	$(0.01)	$0.00	$0.01

Net (loss) earnings	$(0.05)	$0.19	$0.71	$1.15

Shares used in computing basic earnings per share:	48,493	48,476	47,449	48,452

Shares used in computing diluted earnings per share:	48,493	49,055	47,628	48,717

See accompanying notes to unaudited condensed consolidated financial statements

CMGI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2008	2007
Cash flows from operating activities of continuing operations:
Net income	$33,854	$55,615
(Loss) income from discontinued operations	(39)	273

	33,893	55,342
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation	12,101	10,452
Amortization of intangible assets	2,395	3,618
Stock-based compensation	4,367	3,789
Non-operating gains, net	(16,348)	(34,025)
Equity in income of affiliates	(1,334)	(2,002)
Non-cash restructuring	428	101
Changes in operating assets and liabilities, net of effects from acquisition:
Trade accounts receivable, net	18,999	(25,545)
Inventories	(3,564)	13,939
Prepaid expenses and other current assets	2,496	(988)
Accounts payable, accrued restructuring and accrued expenses	(27,353)	(8,931)
Refundable and accrued income taxes, net	102	(2,101)
Other assets and liabilities	(15,937)	(878)

Net cash provided by operating activities from continuing operations	10,245	12,771

Cash flows from investing activities from continuing operations:
Additions to property and equipment	(19,275)	(17,857)
Redemption (purchase) of short-term investments	111,850	(17,650)
Proceeds from affiliate distributions	19,621	34,978
Investments in affiliates, net	(4,613)	(7,178)
Net cash impact of business acquisition	(6,918)	(2,165)

Net cash provided by (used in) investing activities from continuing operations	100,665	(9,872)

Cash flows from financing activities of continuing operations:
Repayments on revolving line of credit	(24,786)	—
Repayments on capital lease obligations	(334)	(267)
Proceeds from issuance of common stock	184	706
Repurchase of common stock	(15,575)	—

Net cash (used in) provided by financing activities from continuing operations	(40,511)	439

Cash flows from discontinued operations:
Operating cash flows	(1,255)	(127)

Net cash used in discontinued operations	(1,255)	(127)

Net effect of exchange rate changes on cash and cash equivalents	9,293	2,386

Net increase in cash and cash equivalents	78,437	5,597
Cash and cash equivalents at beginning of period	169,481	131,728

Cash and cash equivalents at end of period	$247,918	$137,325

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

(2)	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2007, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 15, 2007. The results for the three and nine months ended April 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

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

In accordance with its policy, the Company reviews its estimate of the useful lives of its fixed assets on an ongoing basis. This review indicated that the anticipated life of our new Enterprise Resource Planning System is longer than the original estimated useful life used for depreciation purposes in the Company’s financial statements. As a result, effective November 1, 2007, the Company changed this estimate from 5 years to 8 years to better reflect the estimated periods during which the system will remain in service. The effect of this change in the estimate on the financial statements for the three and nine months ended April 30, 2008 is an increase in income from continuing operations and net income of $0.5 million and $0.9 million, respectively, and an increase in earnings per share of $0.01 and $0.02, respectively.

(4)	1-FOR-10 REVERSE STOCK SPLIT

In September 2007, the Company’s Board of Directors authorized the Company to proceed with a 1-for-10 reverse stock split, effective at 11:59 p.m. on October 31, 2007, which had been approved by the Company’s stockholders at the Annual Meeting of Stockholders on December 6, 2006. CMGI’s common stock began trading at the split-adjusted level on November 1, 2007.

As the reverse stock split proportionally reduced the issued and outstanding shares of Common Stock of the Company, without any change to the authorized number of shares or the par value, the “Common stock” balance on the condensed consolidated balance sheet at July 31, 2007, and all share and per share data contained in this Quarterly Report on Form 10-Q, unless otherwise indicated, has been adjusted to reflect the 1-for-10 reverse stock split assuming the reverse stock split had occurred on August 1, 2006.

(5)	NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Standard is not expected to have a material impact on the results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning in fiscal 2010. The adoption of this Standard is not expected to have a material impact on the results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company beginning in fiscal 2010. The adoption of this Standard is not expected to have an impact on the results of operations or financial position. The early adoption of this Standard is prohibited.

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

(6)	ACQUISITION OF OPEN CHANNEL SOLUTIONS, INC.

On March 18, 2008, CMGI acquired Open Channel Solutions, Inc. (“OCS”) pursuant to the terms of an Agreement and Plan of Merger dated February 19, 2008 (the “Merger Agreement”) by and among CMGI, Octagon Corporation, a wholly owned subsidiary of CMGI (“Merger Sub”), OCS and Edward Rose, as shareholder representative. Pursuant to the Merger Agreement, on March 18, 2008, Merger Sub was merged with and into OCS, with OCS continuing as the surviving corporation and a wholly owned subsidiary of CMGI. By virtue of the Merger Agreement, CMGI acquired approximately 83% equity interest of OCS which it did not previously own for approximately $13.4 million in cash, bringing the Company’s ownership to 100%. OCS provides solutions that manage entitlements for software licenses, maintenance and support subscriptions, hardware features and rights-managed content.

The acquisition has been accounted for pursuant to SFAS No. 141, “Business Combinations,” and accordingly, the results of operations of OCS have been included in the Company’s consolidated results since the date of acquisition. A portion of the purchase price was allocated, based upon their fair values, to acquired tangible assets, liabilities and intangible assets. The excess of the purchase price over the fair value of the acquired identified assets and liabilities has been recorded as goodwill. The purchase accounting for OCS is preliminary and subject to adjustments based upon final assessment of the fair values of the identifiable tangible and intangible assets and liabilities. The acquisition of OCS is not material to the Company’s results of operations, financial position or cash flows.

(7)	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. Investments, which generally have maturities between three and twelve months at the time of acquisition, are considered short-term and classified as available-for-sale.

During the first quarter of fiscal 2008, the Company decided to modify its investment strategy by reducing its investments in ARS and increasing its investments in more liquid money market investments. During the second quarter of fiscal 2008, the Company divested its investment portfolio of any ARS.

(8)	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended April 30, 2008 are as follows:

	Americas	Europe	Asia	Total
	(in thousands)
Balance as of July 31, 2007	$74,906	$30,265	$73,105	$178,276
Purchase price adjustments from acquisition of Modus	(64)	—	68	4
Goodwill from the acquisition of OCS	5,879	—	—	5,879

Balance as of April 30, 2008	$80,721	$30,265	$73,173	$184,159

Approximately $5.9 million of goodwill was recognized in the Americas region during the nine months ended April 30, 2008 as a result of CMGI acquiring OCS. Additionally, the total of the purchase accounting adjustments recorded during the nine months ended April 30, 2008 were approximately $4,000. An adjustment of $0.4 million was recorded related to a tax contingency arising from a tax audit in a foreign jurisdiction, which was offset by adjustments related to the utilization of pre-acquisition net operating losses in the Americas and Asia of approximately $0.1 million and $0.3 million, respectively. The purchase price of the assets acquired and the liabilities assumed in a business combination are subject to an allocation period in accordance with SFAS No. 141, “Business Combinations.” In connection with the acquisition of Modus Media, Inc. in August 2004, the allocation period for all adjustments other than those related to tax carryforwards and contingencies expired during the quarter ended October 31, 2005, while the allocation period for certain tax adjustments and contingencies remained open in accordance with SFAS No. 109 “Accounting for Income Taxes” until we adopted FIN 48.

(9)	SHARE-BASED PAYMENTS

The following table summarizes the allocation of stock-based compensation expense related to employee stock options, employee stock purchases and nonvested shares under SFAS No. 123(R), “Share-Based Payment (revised 2004),” for the three and nine months ended April 30, 2008 and 2007, respectively:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
		(in thousands)
Cost of goods sold	$125	$116	$369	$361
Selling	198	123	561	379
General and administrative	1,178	1,048	3,437	3,049

	$1,501	$1,287	$4,367	$3,789

(10)	OTHER (LOSSES) GAINS, NET

The following table reflects the components of “Other (losses) gains, net”:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
		(in thousands)
Foreign exchange (losses) gains	$(1,878)	$324	$(4,090)	$(942)
Gain on sale of investments	140	4,719	20,255	34,971
Other, net	(77)	30	183	(4)

	$(1,815)	$5,073	$16,348	$34,025

During the three and nine months ended April 30, 2008, the Company recorded foreign exchange losses of approximately $1.9 million and $4.1 million, respectively. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe. In addition, during the three months ended April 30, 2008, the Company recorded a gain of approximately $0.1 million to adjust previously recorded gains on the acquisition by a third party of Realm Business Solutions, Inc. (“Realm”) due to the satisfaction of conditions leading to the release of funds held in escrow. During the nine months ended April 30, 2008, the Company recorded a gain of approximately $12.9 million on the acquisition of The Generations Network, Inc. (“TGN”), an @Ventures portfolio company, by a third party in December 2007. Additionally, during the nine months ended April 30, 2008, gains of approximately $2.7 million, $1.8 million, $0.5 million, and $0.3 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of Avamar Technologies, Inc. (“Avamar”), Molecular, Inc., Realm, and Alibris, Inc. (“Alibris”) due to the satisfaction of conditions leading to the release of funds held in escrow. These companies were also @Ventures portfolio companies that were acquired by third parties in previous reporting periods. During the nine months ended April 30, 2008, the Company recorded a gain of $1.6 million from the sale of a minority interest in a former indirect subsidiary.

During the three months ended April 30, 2007 the Company recorded a gain on sale of investments of approximately $4.7 million. Approximately $1.6 million was a result of the acquisition by a third party of Mitchell International, Inc., an @Ventures portfolio company. Additionally, gains of approximately $2.5 million and $0.6 million, respectively, were recorded to adjust previously recorded gains on acquisitions of WebCT, Inc. (“WebCT”) and Realm, due to the satisfaction of conditions leading to the release of funds held in escrow. WebCT and Realm were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. During the nine months ended April 30, 2007, the Company recorded a gain on sale of investments of approximately $35.0 million. In addition to the gains noted above, a gain of approximately $28.7 million was recorded on the acquisition of Avamar, an @Ventures portfolio company, by a third party. Under the terms of the agreement, Avamar was acquired in a cash transaction valued at approximately $165.0 million. Additionally, during the nine months ended April 30, 2007, gains of approximately $1.2 million and $0.3 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of Molecular, Inc. and Alibris, due to the satisfaction of conditions leading to the release of funds held in escrow. The foreign currency exchange loss for the nine months ended April 30, 2007 relates primarily to unhedged foreign currency exposures in Asia.

(11)	RESTRUCTURING CHARGES

The following table summarizes the activity in the restructuring accrual for the three and nine months ended April 30, 2008:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2007	$1,161	$9,317	$—	$10,478

Restructuring charges	688	625	450	1,763
Restructuring adjustments	(20)	(75)	(45)	(140)
Cash (paid) received	(475)	(757)	45	(1,187)
Non-cash adjustments	—	—	(450)	(450)

Accrued restructuring balance at October 31, 2007	$1,354	$9,110	$—	$10,464

Restructuring charges	662	68	(65)	665
Restructuring adjustments	(20)	100	—	80
Cash (paid) received	(399)	(1,161)	65	(1,495)
Non-cash adjustments	(9)	—	—	(9)

Accrued restructuring balance at January 31, 2008	$1,588	$8,117	$—	$9,705

Restructuring charges	404	69	21	494
Restructuring adjustments	50	430	—	480
Cash (paid) received	(125)	(983)	—	(1,108)
Non-cash adjustments	15	16	(21)	10

Accrued restructuring balance at April 30, 2008	$1,932	$7,649	$—	$9,581

It is expected that the payments of employee-related charges will be substantially completed by November 30, 2009. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the current and previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by May 2012.

The net restructuring charges for the three and nine months ended April 30, 2008 and 2007 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
		(in thousands)
Cost of revenue	$637	$(38)	$2,910	$865
Selling	169	—	169	389
General and administrative	168	24	263	927

	$974	$(14)	$3,342	$2,181

During the three and nine months ended April 30, 2008, the Company recorded a net restructuring charge of approximately $1.0 million and $3.3 million, respectively. These charges consisted of approximately $0.5 million for the three months and approximately $1.8 million for the nine month period for severance costs, relating to the shutdown of facilities in Newark, California, Austin, Texas and Chicago, Illinois and the corresponding reduction in the workforce at each location. The workforces at the Newark, Austin, and Chicago facilities were reduced by approximately 39, 77, and 12 employees, respectively, during the nine months ended April 30, 2008. In addition, the Company incurred charges relating to the unutilized leased facility in Newark, California of $0.7 million for the nine months ended April 30, 2008. During the three and nine month periods, the Company also recorded net adjustments of approximately $0.4 million and $0.6 million, respectively, to increase previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the expected sublease rental income. No additional lease obligations have been incurred as a result of the shutdown of the Austin or Chicago facilities, as the shutdowns coincide with the expiration of the current lease terms.

During the three months ended April 30, 2007 the Company recorded a net reduction to restructuring charges of approximately $14,000. For the nine months ended April 30, 2007, the Company recorded net restructuring charges of approximately $2.2 million. Restructuring charges consisted of approximately $0.1 million for the three month period and approximately $0.9 million for the nine month period, relating to a workforce reduction of approximately 7 and 48 employees for the three and nine month periods, respectively. For the three month period the $0.1 million in workforce reduction relates to a shutdown of a facility in Korea. In addition to the above, for the nine month period the workforce reduction charges of approximately $0.9 million primarily relate to the reorganization of the global sales team in the Europe region and the elimination of redundant positions related to the Company’s hub and spoke initiative from the Americas region as well as a closure of the West Valley, Utah facility in the Americas. Additionally, during the nine month period the Company recorded approximately $1.6 million relating to early termination charges and unutilized lease facilities for which the Company expects to realize no future economic benefit primarily due to the continued restructuring activities of the Netherlands facilities in the Europe region as well as restructuring activities from closure of the West Valley, Utah facility. During the three and nine month periods, the Company also recorded net adjustments of approximately $0.2 million and $0.4 million, respectively, to decrease previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the estimated length of time of the subleased space and the expected rent recovery rate related to the vacant space.

The following table summarizes the restructuring accrual by operating segment and the Other category for the three and nine months ended April 30, 2008:

	Americas	Asia	Europe	Other	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2007	$4,669	$197	$5,368	$244	$10,478

Restructuring charges	1,754	9	—	—	1,763
Restructuring adjustments	(102)	3	(41)	—	(140)
Cash paid	(1,011)	(176)	—	—	(1,187)
Non-cash adjustments	(450)	—	—	—	(450)

Accrued restructuring balance at October 31, 2007	$4,860	$33	$5,327	$244	$10,464

Restructuring charges	665	—	—	—	665
Restructuring adjustments	100	—	(20)	—	80
Cash paid	(1,332)	(2)	(161)	—	(1,495)
Non-cash adjustments	—	—	(9)	—	(9)

Accrued restructuring balance at January 31, 2008	$4,293	$31	$5,137	$244	$9,705

Restructuring charges	441	—	53	—	494
Restructuring adjustments	458	—	22	—	480
Cash paid	(958)	(2)	(148)	—	(1,108)
Non-cash adjustments	10	—	—	—	10

Accrued restructuring balance at April 30, 2008	$4,244	$29	$5,064	$244	$9,581

(12)	SEGMENT INFORMATION

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

Management evaluates segment performance based on segment net revenue, operating income (loss) and “Non-GAAP operating income/(loss)”, which is defined as the operating income/(loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, and amortization of intangible assets and stock-based compensation. The Company believes that its Non-GAAP measure of operating income/(loss) provides investors with a useful supplemental measure of the Company’s operating performance by excluding the impact of non-cash charges and restructuring activities. Each of the excluded items (depreciation, long-lived asset impairment, amortization of intangible assets and stock-based compensation and restructuring) were excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses Non-GAAP operating income/(loss) to assist in evaluating the performance of the Company’s core operations. Non-GAAP operating income/(loss) does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies. These Non-GAAP results should not be evaluated in isolation of, or as a substitute for the Company’s financial results prepared in accordance with U.S. GAAP.

For the three months ended April 30, 2008, sales to Hewlett-Packard and SanDisk Corporation accounted for approximately 28% and 11%, respectively, of the Company’s consolidated net revenue. For the nine months ended April 30, 2008, sales to Hewlett-Packard and Advanced Micro Devices accounted for approximately 26% and 13%, respectively, of the Company’s consolidated net revenue. For the three and nine months ended April 30, 2007, sales to Hewlett-Packard accounted for approximately 33% and 31%, respectively, of the Company’s consolidated net revenue, and sales to Advanced Micro Devices accounted for approximately 14% and 12%, respectively, of the Company’s consolidated net revenue.

Summarized financial information of the Company’s continuing operations by business segment and the Other category is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
		(in thousands)
Net revenue:
Americas	$76,037	$87,331	$252,812	$314,788
Asia	70,929	76,352	242,024	219,915
Europe	92,237	118,395	297,079	355,763

	$239,203	$282,078	$791,915	$890,466

Operating (loss) income:
Americas	$(2,908)	$608	$5,300	$13,424
Asia	9,057	7,660	32,234	25,412
Europe	(1,964)	(2,734)	(5,891)	(8,074)

Sub-total	4,185	5,534	31,643	30,762

Other	(4,175)	(4,657)	(13,893)	(13,563)

	$10	$877	$17,750	$17,199

Non-GAAP operating income:
Americas	$10	$2,243	$13,751	$19,611
Asia	10,926	9,800	38,226	31,328
Europe	(49)	(645)	(657)	(2,228)

Sub-total	10,887	11,398	51,320	48,711
Other	(3,311)	(3,935)	(11,365)	(11,472)

	$7,576	$7,463	$39,955	$37,239

The following table reconciles Non-GAAP operating income to GAAP operating income and net income:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
		(in thousands)
Non-GAAP operating income	$7,576	$7,463	$39,955	$37,239
Adjustments:
Depreciation	(4,204)	(4,107)	(12,101)	(10,452)
Amortization of intangible assets	(887)	(1,206)	(2,395)	(3,618)
Stock-based compensation	(1,501)	(1,287)	(4,367)	(3,789)
Restructuring, net	(974)	14	(3,342)	(2,181)

GAAP operating (loss) income	$10	$877	$17,750	$17,199
Other income, net	(70)	7,832	23,535	41,521
Income tax expense (benefit)	3,176	(909)	7,392	3,378
Income (loss) from discontinued operations	677	(203)	(39)	273

Net (loss) income	$(2,559)	$9,415	$33,854	$55,615

	April 30, 2008	July 31, 2007
	(in thousands)
Total assets of continuing operations:
Americas	$228,336	$234,405
Asia	246,877	231,806
Europe	181,788	188,947

Total	657,001	655,158
Other	169,622	163,879

	$826,623	$819,037

(13)	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive.

For the nine months ended April 30, 2008, approximately 0.2 million weighted average common stock equivalents were included in the denominator in the calculation of diluted earnings per share. For the nine months ended April 30, 2008, approximately 1.6 million common stock equivalent shares and 0.1 million nonvested shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

For the three and nine months ended April 30, 2007, approximately 0.6 million and 0.3 million weighted average common stock equivalents, respectively, were included in the denominator in the calculation of diluted earnings per share. For the three and nine months ended April 30, 2007 approximately 0.4 million and 0.8 million common stock equivalent shares, respectively, and 0.1 million and 0.1 million, nonvested shares, respectively, were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(14)	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income, net of income taxes, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
		(in thousands)
Net (loss) income	$(2,559)	$9,415	$33,854	$55,615
Net unrealized holding loss on securities	(34)	(152)	(171)	(1,705)
Foreign currency translation adjustment	3,597	279	8,481	1,601

Comprehensive (loss) income	$1,004	$9,542	$42,164	$55,511

The components of accumulated other comprehensive income was as follows:

	April 30, 2008	July 31, 2007
	(in thousands)
Net unrealized holding gains on securities	$562	$733
Cumulative foreign currency translation adjustment	15,116	6,635
Defined benefit pension plans	403	403

Accumulated other comprehensive income	$16,081	$7,771

(15)	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is primarily determined by the first-in, first-out (“FIFO”) method. Inventories at April 30, 2008 and July 31, 2007 consisted of the following:

	April 30, 2008	July 31, 2007
	(in thousands)
Raw materials	$46,247	$42,388
Work-in-process	2,024	934
Finished goods	20,627	17,623

	$68,898	$60,945

(16)	CONTINGENCIES

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

(17)	SHARE REPURCHASE PROGRAM

In September 2007, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over the following 18 months. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The repurchase program is funded using the Company’s working capital. As of April 30, 2008, the Company had repurchased an aggregate of approximately 1.2 million shares of common stock at a cost of approximately $15.3 million under the repurchase program.

(18)	INCOME TAXES

The Company adopted the provisions of FIN 48 on August 1, 2007. The Company did not recognize any change in the liability for unrecognized tax benefits as a result of the implementation.

The liability for unrecognized tax benefits related to various federal, state, and foreign income tax matters was $6.6 million at August 1, 2007. At April 30, 2008, the liability for income taxes associated with uncertain tax positions was $6.5 million. Included in this amount is approximately $3.1 million of unrecognized tax benefits, which if recognized, would impact the effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that would be offset through goodwill.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits as part of the provision for income taxes did not change. As of August 1, 2007, the Company had accrued $6,000 of interest and penalties related to uncertain tax positions. As of April 30, 2008, the total amount of accrued interest and penalties was $31,000.

The Company expects that approximately $0.4 million of the total amount of unrecognized tax benefit will be recognized over the next 12 months due to the settlement surrounding a tax audit in a foreign jurisdiction.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2005 through July 31, 2007. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the European and Asian regions. In Europe, the Company’s 2002 through 2007 tax years remain subject to examination in most locations, while the Company’s 1997 through 2007 tax years remain subject to examination in most Asian locations.

(19)	SUBSEQUENT EVENT

On May 2, 2008, the Company acquired 100% of the voting interest of PTS Electronics (“PTS”) for approximately $45.6 million in cash. PTS was a privately-held company and an independent consumer-electronics service repair and reverse logistics provider in the United States. The variety of consumer electronics service solutions offered by PTS will create a strategic extension of the end-to-end supply chain solutions offered through ModusLink. With four facilities in Bloomington and Indianapolis, Indiana, PTS has approximately 500 technical and support staff.

The acquisition of PTS will be recorded during the fourth quarter of 2008 using the purchase method of accounting as prescribed under SFAS No. 141. It is estimated that a significant portion of the purchase price will be allocated to amortizable intangible assets and to goodwill. Under the terms of the agreement, there may be a working capital adjustment upon the completion of a review of the closing balance sheet. The acquisition of PTS is not material to the Company’s results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

CMGI, through its subsidiary, ModusLink, provides industry-leading end-to-end global supply chain management solutions that help businesses market, sell and distribute their products and services. Our core capabilities are categorized as sourcing and supply base management, manufacturing and product configuration, fulfillment and distribution, e-Business, and aftermarket services such as reverse logistics and asset disposition. ModusLink services technology-based clients in such markets as computing, software, consumer electronics, storage and communications. On March 18, 2008, CMGI acquired Open Channel Solutions, Inc. (“OCS”) for approximately $13.4 million in cash. OCS provides solutions that manage entitlements for software licenses, maintenance and support subscriptions, hardware features and rights-managed content. The acquisition is expected to provide a complementary offering which permits the Company to offer a “digital to physical” supply chain management solution. On May 2, 2008, the Company acquired 100% of the voting interest of PTS Electronics (“PTS”) for approximately $45.6 million in cash. PTS was a privately-held company and an independent consumer-electronics service repair and reverse logics provider in the United States. The variety of consumer electronics service solutions offered by PTS is expected to create a strategic extension of the end-to-end supply chain solutions offered through ModusLink.

We also invest in emerging, innovative and promising technologies and industries through our venture capital business, @Ventures. During the nine months ended April 30, 2008, approximately $4.6 million was invested by @Ventures and $19.6 million of proceeds were received from the acquisition by third parties of certain @Ventures portfolio companies.

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “Non-GAAP operating income (loss),” which is defined as the operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, and amortization of intangible assets and stock-based compensation. See Note 12 of the notes to the condensed consolidated financial statements for segment information, including a reconciliation of Non-GAAP operating income (loss) to net income (loss).

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

Drive operational efficiencies throughout our organization. As a result of the acquisition of Modus Media, Inc. in August 2004, the Company has been running multiple information technology systems at a significant cost. Our strategy is to offer an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution will enable clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe our clients will benefit greatly from a global integrated business solution while we reduce our operating costs. We currently expect to invest a total of approximately $32.6 million in this initiative. Another program that we expect will continue to drive further operational efficiencies in the future is the implementation of a global shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We believe this initiative will yield improved process standardization and operating efficiency gains, as well as lower our operating costs.

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

For the three months ended April 30, 2008, the Company reported net revenue of $239.2 million, a gross margin percentage of 12.9%, operating income of $10,000, or less than 0.1% of revenue, loss from continuing operations before income taxes of $0.1 million and a net loss of $2.6 million. For the nine months ended April 30, 2008, the Company reported net revenue of $791.9 million, a gross margin percentage of 13.7%, operating income of $17.8 million or 2.2% of revenue, income from continuing operations before income taxes of $41.3 million and net income of $33.9 million. We currently conduct business in The Netherlands, Hungary, France, Ireland, the Czech Republic, Singapore, Taiwan, China, Malaysia, Mexico, Japan and other foreign locations, in addition to the Company’s United States operations. At April 30, 2008, we had cash and cash equivalents and available for sale securities of $248.6 million, and working capital of $300.7 million.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance could be adversely affected by declines in the overall performance of the technology sector. The market for our supply chain management products and services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their gross margins and profitability. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and in some cases loss of market share. As a result of these competitive and client pressures, the gross margins in our business are low. During the three and nine months ended April 30, 2008, our gross margin percentages were 12.9% and 13.7%, respectively. However, increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. Therefore, we must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to target new vertical markets, expand our service offerings and to lower our infrastructure costs. Our Enterprise Resource Planning System (“ERP”) and hub and spoke initiatives are key enablers to drive efficiencies and lower our operating costs. We also seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three months ended April 30, 2008, sales to Hewlett-Packard and SanDisk Corporation accounted for approximately 28% and 11%, respectively, of the Company’s consolidated net revenue. For the nine months ended April 30, 2008, sales to Hewlett-Packard and Advanced Micro Devices accounted for approximately 26% and 13%, respectively, of the Company’s consolidated net revenue. For the three and nine months ended April 30, 2007, sales to Hewlett-Packard accounted for approximately 33% and 31%, respectively, of our consolidated net revenue, and sales to Advanced Micro Devices accounted for approximately 14% and 12%, respectively, of our consolidated net revenue. As previously announced, in February 2007, we were informed that a business unit of Hewlett-Packard intended to migrate a program away from ModusLink which had historically accounted for approximately $100.0 million of annual revenue. The migration of this program away from ModusLink was completed during the last quarter of fiscal 2007. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. We currently do not have any agreements which obligate any client to buy a minimum amount of products or services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

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

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and between the Company’s subsidiaries.

Results of Operations

Three months ended April 30, 2008 compared to the three months ended April 30, 2007

Net Revenue:

	Three Months Ended April 30, 2008	As a % of Total Net Revenue	Three Months Ended April 30, 2007	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$76,037	31.8%	$87,331	31.0%	$(11,294)	(12.9)%
Asia	70,929	29.6%	76,352	27.0%	(5,423)	(7.1)%
Europe	92,237	38.6%	118,395	42.0%	(26,158)	(22.1)%

Total	$239,203	100.0%	$282,078	100.0%	$(42,875)	(15.2)%

Net revenue decreased by approximately $42.9 million during the three months ended April 30, 2008, as compared to the same period in the prior year. This $42.9 million decrease was primarily a result of lower revenue of approximately $33.3 million related to two previously announced discontinued programs and lower net volumes associated with other client programs of approximately $9.6 million.

During the three months ended April 30, 2008, the net revenue in the Americas region decreased by approximately $11.3 million. This decrease resulted primarily from a decrease in order volumes of approximately $7.1 million and approximately $3.5 million of lower revenue associated with the two previously announced discontinued client programs. Within the Asia region, the net revenue decline of $5.4 million resulted primarily from a decrease in order volumes. Within the Europe region, the net revenue decline of $26.2 million resulted primarily from approximately $29.8 million of lower revenue associated with the two previously announced discontinued client programs, partially offset by an increase in order volumes and new business.

A significant portion of our client base operates in the technology sector, which is intensely competitive and volatile. Our clients’ order volumes vary from quarter to quarter for a variety of reasons, including market acceptance of their new product introductions and overall demand for their products. This business environment, and our mode of transacting business with our clients, does not lend itself to precise measurement of the amount and timing of future order volumes, and, as a result, future sales volumes and revenues could vary significantly from period to period. We sell primarily on a purchase order basis, rather than pursuant to contracts with minimum purchase requirements. These purchase orders are generally for quantities necessary to support near-term demand for our clients’ products.

Cost of Revenue:

	Three Months Ended April 30, 2008	As a % of Segment Net Revenue	Three Months Ended April 30, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$71,234	93.7%	$80,082	91.7%	$(8,848)	(11.0)%
Asia	52,417	73.9%	59,761	78.3%	(7,344)	(12.3)%
Europe	84,667	91.8%	112,268	94.8%	(27,601)	(24.6)%

Total	$208,318	87.1%	$252,111	89.4%	$(43,793)	(17.4)%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. Cost of revenue decreased by approximately $43.8 million for the three months ended April 30, 2008, as compared to the three months ended April 30, 2007. Gross margin for the third quarter of fiscal 2008 was 12.9% as compared to 10.6% in the prior year quarter. This increase is primarily attributable to improved client and work mix and incremental efficiencies realized as a result of the implementation of the initiatives described in the “Overview” section. However, we expect that there will continue to be pressure on gross margin levels resulting from a number of factors, including competition, order volumes, pricing, client and work mix and configuration, and overall demand for our clients’ products. A significant portion of the costs required to deliver our products and services is fixed in nature.

For the three months ended April 30, 2008, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 6.3%, 26.1% and 8.2%, as compared to 8.3%, 21.7% and 5.2%, respectively, for the same period of the prior year. Within the Americas region, the decline in the cost of revenue of approximately $8.8 million was in proportion to the decrease in revenues. Despite this proportional decline, the gross margin percentage decreased by approximately 200 basis points as compared to the same quarter in the prior fiscal year. This decline is primarily attributed to price concessions granted during the quarter in relation to a certain client program, an increase in contract labor related to start-up costs incurred for a particular client program, and incremental costs incurred as a result of the shutdown of the Austin, Texas facility. Within the Asia region, the decline in the cost of revenue of approximately $7.3 million was in proportion to the decrease in revenues. Despite this decline, the gross margin percentage increased by approximately 440 basis points as compared to the same quarter in the prior fiscal year due to improvements in the client and work mix, and achieved efficiencies realized as a result of continuous improvement initiatives. Within the Europe region, the decline in the cost of revenue of approximately $27.6 million was in proportion to the decrease in revenues. Despite this decline, the gross margin percentage increased by approximately 300 basis points as compared to the same quarter in the prior fiscal year due to cost savings resulting from continuous improvement initiatives, partially offset by changes in the client and work mix.

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

Selling Expenses:

	Three Months Ended April 30, 2008	As a % of Segment Net Revenue	Three Months Ended April 30, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,199	1.6%	$1,121	1.3%	$78	7.0%
Asia	1,008	1.4%	926	1.2%	82	8.9%
Europe	1,667	1.8%	1,357	1.1%	310	22.8%

Total	$3,874	1.6%	$3,404	1.2%	$470	13.8%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, consulting fees, marketing expenses and travel costs. Selling expenses during the three months ended April 30, 2008 increased by approximately $0.5 million compared to the three month period ended April 30, 2007, primarily as a result of higher employee-related costs. Within the Americas region, the $0.1 million increase was due to higher employee-related costs. Within the Asia region, the $0.1 million increase was due to higher employee and travel related costs. Within the Europe region, the $0.3 million increase was due to $0.2 million of higher employee-related costs and $0.1 million of higher travel costs. For the three months ended April 30, 2008 and 2007, employee related costs represented approximately 58% and 66% of the total selling expense, respectively.

General and Administrative Expenses:

	Three Months Ended April 30, 2008	As a % of Segment Net Revenue	Three Months Ended April 30, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$5,095	6.7%	$5,077	5.8%	$18	0.4%
Asia	8,078	11.4%	7,388	9.7%	690	9.3%
Europe	7,792	8.5%	7,371	6.2%	421	5.7%

Sub-total	20,965	8.8%	19,836	7.0%	1,129	5.7%
Other	4,175	—	4,658	—	(483)	(10.4)%

Total	$25,140	10.5%	$24,494	8.7%	$646	2.6%

General and administrative expenses within the Americas, Asia, and Europe operating segments consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. The general and administrative expenses for these operating segments increased during the three months ended April 30, 2008, as compared to the same period in the prior year, primarily as a result of higher employee related costs of $0.7 million, higher depreciation expense of $0.5 million resulting from placing the new ERP platform in service, $0.3 million of additional costs associated with the Company’s migration to a new ERP platform, and $0.3 million of additional professional fees, partially offset by $0.8 million of lower infrastructure charges consisting primarily of telecommunications expenses. Within the Americas region, total general and administrative expenses for the three months ended April 30, 2008 was consistent with the expenses incurred during the three months ended April 30, 2007. Within the Asia region, the $0.7 million increase in general and administrative expenses was primarily the result of higher employee-related costs of $0.3 million resulting primarily from the acquisition of our subsidiary in Japan, $0.2 million of additional professional fees and higher depreciation expense of $0.2 million. Within the Europe region, the $0.4 million increase in general and administrative expenses was primarily the result of higher costs associated with migration to the new ERP platform of approximately $0.2 million, higher depreciation expense of $0.2 million and higher employee-related costs of approximately $0.2 million, resulting primarily from an increase in the overall headcount. These increases were partially offset by a decrease in infrastructure related charges of approximately $0.2 million.

Amortization of Intangible Assets:

	Three Months Ended April 30, 2008	As a % of Segment Net Revenue	Three Months Ended April 30, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$518	0.7%	$531	0.6%	$(13)	(2.4)%
Asia	369	0.5%	510	0.7%	(141)	(27.6)%
Europe	—	—	165	0.1%	(165)	(100.0)%

Total	$887	0.4%	$1,206	0.4%	$(319)	(26.5)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions of Modus Media, Inc. and OCS. These intangible assets are being amortized over lives ranging from 3 to 7 years. As of April 30, 2008, those Modus Media, Inc. intangibles with 3 year lives have been fully amortized, which resulted in a $0.3 million decrease in amortization expense from the three months ended April 30, 2007 to the three months ended April 30, 2008.

Restructuring, net:

	Three Months Ended April 30, 2008	As a % of Segment Net Revenue	Three Months Ended April 30, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$899	1.2%	$(89)	(0.1)%	$988	—
Asia	—	—	107	0.1%	(107)	(100.0)%
Europe	75	0.1%	(32)	0.0%	107	—

Sub-total	974	0.4%	(14)	0.0%	988	—
Other	—	—	—	—	—	—

Total	$974	0.4%	$(14)	0.0%	$988	—

During the three months ended April 30, 2008, the Company recorded net restructuring charges of approximately $1.0 million as compared to a $14,000 credit in the same period of the prior year. The increase of approximately $1.0 million is primarily the result of approximately $0.5 million relating to the shutdown of facilities in Newark, California, Austin, Texas, and Chicago, Illinois and the corresponding reduction in the workforce at each location. In addition, the Company also recorded net adjustments of approximately $0.4 million to increase previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the expected sublease rental income.

Interest Income/Expense:

During the three months ended April 30, 2008, interest income decreased $1.1 million compared to the same period in the prior year. The decrease in interest income was the result of lower average interest rates during the current period compared to the same period in the prior year, resulting primarily from the divestiture of Auction Rate Securities (“ARS”) from the Company’s investment portfolio.

During the three months ended April 30, 2008, interest expense decreased $0.5 million to $0.2 million from $0.7 million for the three months ended April 30, 2007. In both periods, interest expense of approximately $0.2 million related to the Company’s stadium obligation. The decrease in interest expense of $0.5 million was due to the absence of outstanding borrowings on a revolving bank credit facility during the current period compared to the same period in the prior year.

Other (Losses) Gains, net:

During the three months ended April 30, 2008, other (losses) gains, net, was a loss of approximately $1.8 million. The Company recorded foreign exchange losses of approximately $1.9 million. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe. The Company also recorded a gain of approximately $0.1 million to adjust previously recorded gains on the acquisition by a third party of Realm Business Solutions, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow.

During the three months ended April 30, 2007, other (losses) gains, net, was a gain of approximately $5.1 million. Approximately $1.6 million of the gain was a result of the acquisition by a third party of Mitchell International, Inc., an @Ventures portfolio company. Additionally, gains of approximately $2.5 million and $0.6 million, respectively, were recorded to adjust previously recorded gains on acquisitions of WebCT, Inc. and Realm Business Solutions, Inc. due to the release of funds held in escrow. WebCT, Inc. and Realm Business Solutions, Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods.

Equity in Income of Affiliates, net:

Equity in income of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity in income (losses) of affiliates. Equity in income of affiliates decreased $0.4 million to $0.5 million from $0.9 million for the three months ended April 30, 2007. The decrease was primarily a result of lower net income recognized by certain affiliate companies.

Income Tax Expense:

During the three months ended April 30, 2008, the Company recorded income tax expense of approximately $3.2 million, as compared to an income tax benefit of $0.9 million for the same period of the prior year. The Company provides income tax expense related to federal, state, and foreign taxable income. The increase in tax expense over the prior year is predominately due to an increase in the Company’s foreign tax expense. The foreign tax expense increased due to an increase in earnings and tax rates in certain foreign jurisdictions. The tax expense also increased due to losses generated in the U.S. which did not result in a tax benefit. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Nine months ended April 30, 2008 compared to the nine months ended April 30, 2007

Net Revenue:

	Nine Months Ended April 30, 2008	As a % of Total Net Revenue	Nine Months Ended April 30, 2007	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$252,812	31.9%	$314,788	35.3%	$(61,976)	(19.7)%
Asia	242,024	30.6%	219,915	24.7%	22,109	10.1%
Europe	297,079	37.5%	355,763	40.0%	(58,684)	(16.5)%

Total	$791,915	100.0%	$890,466	100.0%	$(98,551)	(11.1)%

Net revenue decreased by approximately $98.6 million during the nine months ended April 30, 2008, as compared to the same period in the prior year. This $98.6 million decrease was primarily a result of lower revenue of approximately $124.0 million related to two previously announced discontinued programs, partially offset by increased volume associated with other client programs of approximately $25.4 million.

During the nine months ended April 30, 2008, the net revenue in the Americas region decreased by approximately $62.0 million. This decrease resulted primarily from a decrease in order volumes of approximately $30.9 million and approximately $32.0 million of lower revenue associated with the two previously announced discontinued client programs. Within the Asia region, the net revenue growth of $22.1 million resulted primarily from the inclusion of approximately $20.1 million from our subsidiary in Japan which was previously operated as a joint venture in which we had a 40% interest. ModusLink acquired full ownership of the entity in April 2007. Within the Europe region, the net revenue decline of $58.7 million resulted primarily from approximately $93.2 million of lower revenue associated with the two previously announced discontinued client programs, partially offset by an increase in order volumes resulting in approximately $34.4 million of higher revenue.

Cost of Revenue:

	Nine Months Ended April 30, 2008	As a % of Segment Net Revenue	Nine Months Ended April 30, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$225,798	89.3%	$280,691	89.2%	$(54,893)	(19.6)%
Asia	181,764	75.1%	170,556	77.6%	11,208	6.6%
Europe	275,495	92.7%	338,666	95.2%	(63,171)	(18.7)%

Total	$683,057	86.3%	$789,923	88.7%	$(106,856)	(13.5)%

Cost of revenue consists primarily of expenses related to the cost of products purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. Cost of revenue decreased by $106.9 million for the nine months ended April 30, 2008 as compared to the same period in the prior year. Gross margin improved to 13.7% for the nine months ended April 30, 2008 as compared to 11.3% for the same period in the prior fiscal year.

For the nine months ended April 30, 2008, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 10.7%, 24.9% and 7.3%, as compared to 10.8%, 22.4% and 4.8%, respectively, for the same period in the prior year. Within the Americas region, the decline in cost of revenue of $54.9 million was approximately in proportion to the decrease in revenue. Within the Asia region, the $10.9 million or 250 basis points increase in gross margin was attributable to an increase in volume for certain client programs which yielded higher margins. Within the Europe region, the $4.5 million or 250 basis points increase in gross margin was primarily attributable to an increase in volume for certain client programs which yielded higher margins and productivity gains during the period.

Selling Expenses:

	Nine Months Ended April 30, 2008	As a % of Segment Net Revenue	Nine Months Ended April 30, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$3,726	1.5%	$3,210	1.0%	$516	16.1%
Asia	3,185	1.3%	2,923	1.3%	262	9.0%
Europe	5,258	1.8%	4,356	1.2%	902	20.7%

Total	$12,169	1.6%	$10,489	1.2%	$1,680	16.0%

Selling expenses consist primarily of compensation and employee-related expenses, sales commissions, facilities costs, consulting fees, marketing expenses and travel costs. Selling expenses during the nine months ended April 30, 2008 increased by approximately $1.7 million compared to the nine month period ended April 30, 2007, primarily as a result of higher employee-related costs. Within the Americas region, the $0.5 million increase was due to $0.3 million of higher employee-related costs and $0.2 million of higher advertising and production costs. Within the Asia region, the $0.3 million increase was due to $0.1 million of higher employee-related costs, $0.1 million of higher travel costs, and $0.1 million of higher professional fees. Within the Europe region, the $0.9 million increase was due to higher employee-related costs resulting from an increase in the overall headcount. For each of the nine months ended April 30, 2008 and 2007, employee related costs represented approximately 62% of the total selling expense.

General and Administrative Expenses:

	Nine Months Ended April 30, 2008	As a % of Segment Net Revenue	Nine Months Ended April 30, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$13,400	5.3%	$14,743	4.7%	$(1,343)	(9.1)%
Asia	23,711	9.8%	19,390	8.8%	4,321	22.3%
Europe	22,198	7.5%	19,362	5.4%	2,836	14.6%

Sub-total	59,309	7.5%	53,495	6.0%	5,814	10.9%
Other	13,893	—	13,561	—	332	2.4%

Total	$73,202	9.2%	$67,056	7.5%	$6,146	9.2%

General and administrative expenses within the Americas, Asia, and Europe operating segments consist primarily of compensation and other employee-related costs, facilities costs, depreciation expense and fees for professional services. The general and administrative expenses for these operating segments increased during the nine months ended April 30, 2008, as compared to the same period in the prior year, primarily as a result of $3.6 million of additional costs associated with the Company’s migration to a new ERP platform and higher employee related costs of $2.0 million. Within the Americas region, the $1.3 million decrease in general and administrative expenses was primarily the result of lower employee-related costs of approximately $0.5 million resulting from staff reductions year-over-year and lower information technology and infrastructure charges of approximately $0.8 million. Within the Asia region, the $4.3 million increase in general and administrative expenses was primarily the result of higher costs associated with the migration to the new ERP platform of approximately $2.3 million, higher employee related costs of $1.4 million resulting primarily from the acquisition of our subsidiary in Japan, and higher depreciation expense of $0.6 million resulting from placing the new ERP platform in service. Within the Europe region, the $2.8 million increase in general and administrative expenses was primarily the result of higher costs associated with migration to the new ERP platform of approximately $1.6 million, and higher employee related costs of approximately $1.1 million.

Amortization of Intangible Assets:

	Nine Months Ended April 30, 2008	As a % of Segment Net Revenue	Nine Months Ended April 30, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,272	0.5%	$1,593	0.5%	$(321)	(20.2)%
Asia	1,118	0.5%	1,530	0.7%	(412)	(26.9)%
Europe	5	0.0%	495	0.1%	(490)	(99.0)%

Total	$2,395	0.3%	$3,618	0.4%	$(1,223)	(33.8)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions of Modus Media, Inc. and OCS. These intangible assets are being amortized over lives ranging from 3 to 7 years. As of April 30, 2008, the Modus Media, Inc. intangibles with 3 year lives have been fully amortized, which resulted in a $1.2 million decrease in amortization expense from the nine months ended April 30, 2007 to the nine months ended April 30, 2008.

Restructuring, net:

	Nine Months Ended April 30, 2008	As a % of Segment Net Revenue	Nine Months Ended April 30, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$3,315	1.3%	$1,107	0.4%	$2,208	199.5%
Asia	13	—	94	—	(81)	(86.2)%
Europe	14	—	958	0.3%	(944)	(98.5)%

Sub-total	3,342	0.4%	2,159	0.2%	1,183	54.8%
Other	—	—	22	—	(22)	(100.0)%

Total	$3,342	0.4%	$2,181	0.2%	$1,161	53.2%

During the nine months ended April 30, 2008, the Company recorded net restructuring charges of approximately $3.3 million as compared to $2.2 million in the same period of the prior year. The increase of approximately $1.2 million is primarily the result of an increase in the amount of workforce reduction charges year over year of $0.9 million.

The $3.3 million charge recorded during the nine months ended April 30, 2008 consisted of approximately $1.8 million relating to a workforce reduction of 128 employees resulting from the shutdown of facilities in Newark, California, Austin, Texas, and Chicago, Illinois. No additional lease obligation has been incurred as a result of the shutdown of the Austin facility, as the shutdown coincides with the expiration of the current lease term. In addition, the Company incurred a $0.7 million charge relating to the unutilized leased facility in Newark, California and the impairment of certain assets held at that facility. The Company also recorded net adjustments of approximately $0.6 million to increase previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the expected sublease rental income. The $2.2 million charge recorded during the nine months ended April 30, 2007 consisted of approximately $0.9 million relating to a workforce reduction of approximately 48 employees. Additionally, during the nine months ended April 30, 2007, the Company recorded approximately a $1.6 million charge relating to early termination charges and unutilized lease facilities for which the Company expects to realize no future economic benefit primarily due to the restructuring activities of the Netherlands facilities in the Europe region as well as restructuring activities from closure of the West Valley, Utah facility. In addition, the Company recorded net adjustments of $0.4 million to decrease previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding expected sublease rental income.

Interest Income/Expense:

During the nine months ended April 30, 2008, interest income decreased $0.3 million to $7.1 million from $7.4 million for the same period in the prior year. The decrease in interest income was the result of lower average interest rates during the current period compared to the same period in the prior year, resulting primarily from the divestiture of ARS from the Company’s investment portfolio.

Interest expense totaled approximately $1.3 million and $1.9 million for the nine months ended April 30, 2008 and 2007, respectively. In both periods, interest expense of approximately $0.6 million related to the Company’s stadium obligation, and the remaining interest expense related primarily to outstanding borrowings on a revolving bank credit facility.

Other (Losses) Gains, net:

During the nine months ended April 30, 2008, the Company recorded a gain of approximately $12.9 million on the acquisition of TGN, an @Ventures portfolio company, by a third party in December 2007. Additionally, during the nine months ended April 30, 2008, gains of approximately $2.7 million, $1.8 million, $0.5 million, and $0.3 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of Avamar Technologies, Inc., Molecular, Inc., Realm Business Solutions, Inc., and Alibris, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow. These companies were also @Ventures portfolio companies that were acquired by third parties in previous reporting periods. The Company also recorded a gain of $1.6 million from the sale of a minority interest in a former indirect subsidiary. The Company recognized foreign exchange losses of approximately $4.1 million during the nine months ended April 30, 2008. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe.

During the nine months ended April 30, 2007, the Company recorded a gain of approximately $28.7 million on the acquisition of Avamar Technologies, Inc., an @Ventures portfolio company, by a third party. Additionally, the Company recorded gains to previously recorded gains on the acquisitions by third parties of Molecular, Inc. and Alibris, Inc. of $1.2 million and $0.3 million, respectively, due to the satisfaction of provisions resulting in the release of funds held in escrow. Molecular, Inc. and Alibris, Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. The Company also recorded foreign exchange losses of $0.9 million during the nine months ended April 30, 2007. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe. The Company has operations in various countries throughout the world and its operating results and financial position can be affected by significant fluctuations in foreign currency exchange rates.

Equity in income of affiliates, net:

Equity in income of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s net income is included in equity in income of affiliates. Equity in income of affiliates decreased by $0.7 million to $1.3 million from $2.0 million for the nine months ended April 30, 2008, primarily as a result of a decrease in net income recognized by certain affiliate companies.

Income Tax Expense:

During the nine months ended April 30, 2008, the Company recorded income tax expense of $7.4 million, as compared to $3.4 million for the same period of the prior year. The Company provides income tax expense related to federal, state and foreign income taxes.

Included in the tax provision for the nine months ended April 30, 2007 were income tax benefits of approximately $3.0 million primarily as a result of a reduction in the Company’s valuation allowance for certain net operating loss carryforwards in Europe. The reduction in the valuation allowance was the result of the implementation of certain tax planning strategies that resulted in the Company projecting to recognize tax benefits associated with the utilization of these net operating loss carryforwards in future periods.

In addition, the increase in tax expense over the prior year is due to an increase in the Company’s foreign tax expense due to an increase in earnings and tax rates in certain foreign jurisdictions. Finally, the tax expense also increased for the nine months ended April 30, 2008 due to losses generated in the U.S. which did not result in a tax benefit.

For the nine months ended April 30, 2008 and 2007, the Company’s U.S. taxable income, and the taxable income for certain foreign locations, is offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of CMGI common stock, the sale of our interests in subsidiaries, returns generated by our venture capital business and borrowings from lending institutions. As of April 30, 2008, the Company’s primary sources of liquidity consisted of cash and cash equivalents and available-for-sale securities of $248.6 million. In addition, ModusLink has a revolving credit agreement (the “Loan Agreement”) with a bank syndicate. The Loan Agreement is a three-year $60.0 million revolving credit facility, with a scheduled maturity of October 31, 2008. Advances under the Loan Agreement may be in the form of loans or letters of credit. At April 30, 2008, there were no borrowings outstanding under the Loan Agreement. In addition, ModusLink maintains credit facilities of approximately $3.4 million and $0.9 million with Japanese and Taiwanese banks, respectively. No amounts were outstanding under these facilities at April 30, 2008. The Company’s working capital at April 30, 2008 was approximately $300.7 million.

Net cash provided by operating activities from continuing operations was $10.2 million and $12.8 million for the nine months ended April 30, 2008 and 2007, respectively. Cash provided by operating activities from continuing operations represents net income as adjusted for non-cash items and changes in working capital. The cash provided by operating activities from continuing operations for the nine months ended April 30, 2008 was primarily driven by income from continuing operations of $33.9 million. This was offset by a decrease in accounts payable, accrued restructuring, and accrued expenses of $27.4 million. During the nine months ended April 30, 2008, non-cash items included depreciation expense of $12.1 million, stock-based compensation of $4.4 million, amortization of intangible assets of $2.4 million, and non-operating gains, net, of $16.3 million. The cash provided by operating activities from continuing operations for the nine months ended April 30, 2007 was primarily driven by income from continuing operations of $55.3 million. Cash flow from operating activities of continuing operations included an increase in accounts receivable of approximately $25.5 million, and a decrease in accounts payable, accrued restructuring and accrued expenses of approximately $8.9 million. This was offset by a decrease in inventory of approximately $13.9 million. During the nine months ended April 30, 2007, non-cash items included depreciation expense of approximately $10.5 million, amortization of intangible assets of $3.6 million, stock-based compensation of $3.8 million and non-operating gains, net of $34.0 million.

The Company believes that its cash flows related to operating activities from continuing operations is dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are also dependent on several factors including the overall performance of the technology sector and the market for outsourcing services, as discussed above in the “Overview” section.

Investing activities from continuing operations provided cash of $100.7 million for the nine months ended April 30, 2008 and used cash of $9.9 million for the nine months ended April 30, 2007. The $100.7 million of cash provided by investing activities during the nine months ended April 30, 2008 resulted primarily from approximately $111.9 million from the redemption of short-term investments and $19.6 million from the proceeds from gains on the acquisitions of @ Ventures portfolio companies. These gains were partially offset by $19.3 million of capital expenditures and $6.9 million of net cash used in the acquisition of OCS. The $9.9 million of cash used in investing activities for the nine months ended April 30, 2007 resulted from the Company investing approximately $17.7 million in short term investments, $17.9 million in capital expenditures and $7.2 million in investments in affiliates. These cash uses were partially offset by $35.0 million of proceeds from gains on the acquisitions of @Ventures portfolio companies of $28.7 million. As of April 30, 2008, the Company had a carrying value of $35.4 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities. As of April 30, 2008, the Company has invested approximately $31.5 million in a new ERP system in connection with its strategy to create a global integrated supply-chain system infrastructure that extends from front-end order management through distribution returns management. The total investment in the new ERP system is expected to approximate $32.6 million.

Financing activities from continuing operations used cash of $40.5 million for the nine months ended April 30, 2008 and provided cash of $0.4 million for the nine months ended April 30, 2007. The $40.5 million of cash used for financing activities from continuing operations during the nine months ended April 30, 2008 primarily related to repayments on the revolving line of credit of $24.8 million and $15.6 million of costs incurred as a result of the repurchase of common stock during the first nine months (see Note 18 of the notes to the condensed consolidated financial statements). The $0.4 million of cash provided by financing activities for the nine months ended April 30, 2007 primarily related to $0.3 million of capital leases repayments offset by $0.7 million related to proceeds from the issuance of common stock from the exercise of employee stock options and the employee stock purchase plan. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used for discontinued operations totaled $1.3 million and $0.1 million for the nine months ended April 30, 2008 and 2007, respectively.

Given the Company’s cash resources as of April 30, 2008, the Company believes that it has sufficient working capital and liquidity to support its operations. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007. The Company’s gross liability for unrecognized tax benefits was approximately $6.6 million, including approximately $6,000 of accrued interest and penalties. The gross liability as of April 30, 2008 was $6.5 million, including approximately $31,000 of accrued interest and penalties. The Company estimates that approximately $1.1 million of this amount will be paid within the next two years and is currently unable to reasonably estimate the amount or timing of payments for the remainder of the liability. Other than the adoption of FIN 48, there were no significant changes in our contractual obligations noted since those reported in the Company’s Annual Report on Form 10-K.

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

The Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of April 30, 2008, the Company had no recorded liabilities with respect to these arrangements.

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

The Company is also a party to litigation from time to time, which it considers routine and incidental to its business. Management does not expect the results of such routine and incidental litigation to have a material adverse effect on the Company’s business, results of operations or financial condition.

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

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Standard is not expected to have a material impact on the results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning in fiscal 2010. The adoption of this Standard is not expected to have a material impact on the results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

SFAS No. 160 is effective for the Company beginning in fiscal 2010. The adoption of this Standard is not expected to have an impact on the results of operations or financial position. The early adoption of this Standard is prohibited.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

At April 30, 2008, the Company had no outstanding borrowings under its Loan Agreement with a bank syndicate.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy and include corporate and state municipal obligations such as commercial paper, certificates of deposit and institutional money market funds.

Our exposure to market risk for changes in interest rates relates primarily to our investment in short-term investments. Previously, we had available-for-sale securities, a significant portion of which were classified as short-term investments on our consolidated balance sheet. These short-term investments consisted solely of ARS. The ARS were adjustable-rate securities with dividend rates that are reset periodically by bidders through “Dutch auctions” generally conducted every 7 to 90 days by a trust company or broker/dealer on behalf of the issuer. We believe these securities were highly liquid investments through the related auctions; however, the collateralizing securities had stated terms of up to thirty years. These instruments were rated AAA by Moody’s and Fitch ratings. Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. During the first quarter of fiscal 2008, the Company decided to modify its current investment strategy by reducing its investments in ARS and increasing its investments in more liquid money market investments. During the second quarter of fiscal 2008, the Company divested its investment portfolio of any ARS.

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to greater exposure from significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments, on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations.

Revenues from our foreign operating segments accounted for approximately 68% of total revenues during both the three and nine months ended April 30, 2008. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

Primary currencies include Euros, Singapore Dollars, Chinese Renminbi, Hungarian Forints, Czech Koruna, Taiwan Dollars, Japanese Yen and Mexican Pesos. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenues and operating expenses for our international operations. Similarly, our revenues and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While we attempt to balance local currency revenue to local currency expenses to provide in effect a natural hedge, it is not always possible to completely reduce the foreign currency exchange rate risk due to competitive and other reasons. We estimate operating income for the nine months ended April 30, 2008 was negatively impacted due to the change in foreign currency exchange rates from April 30, 2007 to April 30, 2008 by approximately $2.8 million in the Asia region and $3.2 million in the Europe region.

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss, which is recorded as a component of other comprehensive income (loss). For the nine months ended April 30, 2008, we recorded foreign currency translation gains of approximately $8.5 million, which are recorded within accumulated other comprehensive income in Stockholders’ Equity in our condensed consolidated balance sheet. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the nine months ended April 30, 2008, we recorded foreign currency exchange rate transaction losses of approximately $4.1 million, which are recorded in “Other gains, net” in our consolidated statement of operations.

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

Internal Control Over Financial Reporting. We converted existing legacy business systems within our Asia region to an integrated ERP system during the quarter ended April 30, 2008. The completion of these system conversions should enhance our internal controls as follows:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company during the quarter ended April 30, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Repurchased (1)		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1, 2008-February 29, 2008	2,300	(3)	$11.77	195	$35,998,033
March 1, 2008-March 31, 2008	114,153		$11.48	114,153	$34,691,131
April 1, 2008-April 30, 2008	1,058	(4)	$12.97	0	$34,691,131

(1)	CMGI repurchased 114,348 shares of its common stock in the quarter ended April 30, 2008 pursuant to the repurchase program announced in September 2007 (the “Program”). CMGI has repurchased an aggregate of 1,189,392 shares of its common stock through April 30, 2008 pursuant to the Program.
(2)	In September 2007, CMGI was authorized to repurchase up to $50.0 million of its common stock from time to time on the open market or in privately negotiated transactions under the Program over an 18 month period. The Program may be suspended or discontinued at any time.
(3)	Includes 2,105 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.
(4)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 5.	Other Information.

During the quarter ended April 30, 2008, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMGI, INC.

Date: June 9, 2008	By:	/S/ STEVEN G. CRANE
Steven G. Crane Chief Financial Officer and Treasurer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.