Form 10-K
period 2008-07-31
ModusLink Global Solutions Inc
filed 2008-10-14
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission file number: 000-23262

ModusLink Global Solutions, Inc.

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $626,215,011.

On October 8, 2008, the Registrant had outstanding 46,150,592 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JULY 31, 2008

MODUSLINK GLOBAL SOLUTIONS, INC.

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

PART I

ITEM 1.— BUSINESS

Overview

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”), Open Channel Solutions, Inc. (“OCS”) and PTS Electronics (“PTS”), provides industry-leading end-to-end global supply chain management solutions that help businesses market, sell, distribute and repair their products and services. ModusLink provides supply chain management services to technology-based clients in such markets as computing, software, consumer electronics, storage and communications markets. OCS provides entitlement and e-business management solutions, and PTS provides consumer-electronics service repair and reverse logistics services. In addition, ModusLink Global Solutions’ venture capital business, @Ventures, invests in a variety of technology ventures. The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986. ModusLink Global Solutions’ address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

ModusLink Global Solutions’ business strategy in recent years has led to the development, acquisition and operation of majority-owned subsidiaries focused on supply chain management services, entitlement, e-business management solutions, consumer-electronics repair services and reverse logistics services, as well as the investment in emerging, innovative and promising technology companies.

Our operating structure is aligned along the Americas, Asia and Europe regions. Each of these regions has designated management teams with direct responsibility over the operations of the respective regions. As a result, we report three operating segments, Americas, Asia and Europe. In addition to our three operating segments, we report an Other category. The Other category represents corporate expenses consisting primarily of costs associated with certain corporate administrative functions such as legal and finance, and our venture capital activities which are not fully allocated to the Company’s subsidiary companies and any residual results of operations from previously divested operations.

Certain segment information, including revenue, profit and asset information, is set forth in Note 8 of the accompanying notes to consolidated financial statements included in Item 8 below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below, and is incorporated herein by reference.

ModusLink Corporation

Products and Services

Supply Chain Management Services and Solutions

ModusLink provides end-to-end supply chain management services and solutions to the technology industry on a global scale. The services and solutions are designed to optimize the supply chain by helping companies improve time to market, productivity, and customer satisfaction while reducing risk and costs. ModusLink’s clients include hardware manufacturers, software publishers, storage and consumer electronic device manufacturers, telecommunication carriers, broadband and wireless service providers and other companies that engage us to manage and perform the multiple business processes throughout the end-to-end supply chain. ModusLink’s core capabilities are categorized as sourcing and supply base management, manufacturing and product configuration, fulfillment and distribution, e-Business, and aftermarket services such as reverse logistics and asset disposition. ModusLink is also a Microsoft Authorized Replicator, further enhancing its position as a valued supply chain services provider to leading technology hardware original equipment manufacturers (“OEMs”).

After many years of developing successful, custom solutions for clients in the technology markets, ModusLink has documented and standardized its best processes, technologies and operating methodologies and now offers them as part of an integrated line of market specific “Solutions Suites”. Each of the Solution Suites is comprised of several optimized “solution packages” designed to help clients manage a particular supply chain activity or challenge in their market efficiently and cost- effectively. Specific Solution Suites have been developed for the computing, software, consumer electronics, storage and communications markets. Available solution packages include: Factory Supply, Optimized Product Configuration, E-Business, Reverse Logistics, Consumer Premises Equipment, Retail Direct, Service Parts, Software Manufacturing and Distribution, Accessories and Options, License Fulfillment, Content Load, and On Demand Manufacturing and Fulfillment.

ModusLink’s solutions are designed to help companies quickly, efficiently and cost-effectively bring their products to market, support customer service requirements and enter new geographic markets, where it has established operations and local market expertise.

Additionally, using its information technology systems and infrastructure, ModusLink manages the flow and use of information throughout the supply chain. ModusLink’s robust technology infrastructure serves as the backbone of a client’s fully integrated global supply chain solution. ModusLink offers a secure and redundant network environment to ensure its clients’ data and information is secure and accurate. ModusLink works with clients to integrate data, tools and applications to create a technology solution that meets its clients’ business needs and improves management of the global supply chain.

ModusLink has continued to upgrade and further integrate its Enterprise Resource Planning (“ERP”) system. ModusLink’s infrastructure spans critical aspects of supply chain processes from beginning to end and serves as the foundation for the design, integration and ongoing management of a client’s global supply chain. ModusLink’s ERP system is designed to provide the visibility and control needed for better decision making, more rapid response to global market dynamics and effective asset utilization across services and geographies. ModusLink’s operating infrastructure leverages an integrated global systems platform, standardized process execution, strategic global management, industry expertise and local market knowledge to provide clients with more effective global operations management.

ModusLink Global Solutions’ global operational footprint consists of an integrated network of 38 strategically located facilities in 13 countries, including numerous sites throughout North America, Europe and Asia. ModusLink’s regionally optimized and highly scalable solution centers are designed to provide the flexibility to deliver and configure products in-region, close to the customer or in low-cost regions, such as China, Eastern Europe and Mexico for maximum efficiency and cost-effectiveness.

Sales and Marketing

ModusLink’s sales and marketing staff is strategically and globally aligned to support the development, marketing and sale of its supply chain management services and solutions worldwide.

ModusLink’s marketing efforts are focused on developing greater awareness and brand recognition among its target client base, with an emphasis on companies within its key vertical markets of computing, software, storage, consumer electronics and communications. ModusLink markets its services and solutions through its website, public relations, advertising and tradeshow campaigns and is developing a wide range of collateral materials and sales tools to support these efforts. Additionally, ModusLink’s global product marketing staff is focused on the ongoing development, positioning and marketing of new services and solutions, including vertical market supply chain solutions and geographic “go-to-market” solutions. ModusLink’s product marketing staff also identifies new opportunities and leads within these markets.

ModusLink sells its services and solutions on a global scale, through the direct sales channel. ModusLink’s strategically aligned, global sales staff creates new opportunities and cultivates leads in all of its key regions throughout North America, Europe and Asia as well as within its target vertical markets around the world. ModusLink’s sales staff helps it to further diversify its client base.

Competition

The market for the supply chain management service offering provided by ModusLink is highly competitive. As an end-to-end solutions provider with service offerings covering a range of supply chain operations and activities across the globe, ModusLink competes with a number of different vendors, both global and regional, in a number of different service areas. We expect the intensity of competition to continue to increase from both global and regional competitors. A failure to maintain and enhance ModusLink’s competitive position, including the expansion into geographical areas where ModusLink currently has no presence, will limit its ability to maintain and increase market share, which could result in serious harm to its business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. ModusLink competes in the supply chain management market on the basis of quality, performance, service levels, global capabilities, technology, customized market specific solutions, operational efficiency and price.

Some of ModusLink’s competitors have substantially greater financial, infrastructure, personnel, and other resources than ModusLink. Furthermore, some of ModusLink’s competitors have well established, large and experienced marketing and sales capabilities and greater name recognition, including well established relationships with ModusLink’s current and potential clients. As a result, ModusLink’s competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in client requirements. They may also develop and promote their services more effectively than we do and may have more strategic geographical locations in low cost production areas of the world. Also, ModusLink may lose potential clients to competitors for various reasons, including the ability or willingness of competitors to offer lower prices and other incentives or concessions that ModusLink cannot or will not match. There can be no assurance that ModusLink’s competitors will not develop products and services that are superior to ModusLink’s or that achieve greater market acceptance than ModusLink’s offerings.

Clients

A limited number of clients account for substantially all of the Company’s consolidated net revenue. Sales to three clients, Hewlett-Packard, Advanced Micro Devices and SanDisk Corporation, accounted for approximately 24%, 11% and 10%, respectively, of the Company’s consolidated net revenue for the fiscal year ended July 31, 2008. Sales to two clients, Hewlett-Packard and Advanced Micro Devices, accounted for approximately 31% and 11%, respectively, of the Company’s consolidated net revenue for the fiscal year ended July 31, 2007. Sales to two clients, Hewlett-Packard and Kodak, accounted for approximately 30% and 11%, respectively, of the Company’s consolidated net revenue for the fiscal year ended July 31, 2006.

ModusLink currently does not have any agreements that obligate any client to buy a minimum amount of products or services from ModusLink, or to designate ModusLink as its sole supplier of any particular products or services. The loss of a significant amount of business with any ModusLink key client could have a material adverse effect on ModusLink Global Solutions. The Company believes that it will continue to derive the vast majority of its consolidated operating revenue from sales to a small number of clients. There can be no assurance that revenue from key clients will not decline in future periods.

ModusLink sells its products and services to its clients primarily on a purchase order basis rather than pursuant to contracts with minimum purchase requirements. Consequently, sales are subject to demand variability by such clients and ModusLink purchases and maintains adequate levels of inventory in order to meet client needs rapidly and on a timely basis. ModusLink has no guaranteed price, quantity or delivery agreements with its suppliers. Because of the diversity of its products and services, as well as the wide geographic dispersion of its facilities, ModusLink uses numerous sources for the wide variety of raw materials needed for its operations. The Company has not been and does not expect to be adversely affected by an inability to obtain raw materials.

Open Channel Solutions, Inc.

On March 18, 2008, ModusLink Global Solutions completed the acquisition of Open Channel Solutions, Inc., a leading global provider of entitlement and e-business management solutions. ModusLink Global Solutions previously had an equity interest in OCS through @Ventures, which interest was originally acquired when ModusLink Global Solutions acquired Modus Media, Inc. OCS’s self-service offerings help software vendors increase software renewal revenues, extend their reach and manage sales in the growing Small to Medium Business (“SMB”) market through multi-tiered channels; effectively distribute electronics software and content and eliminate costly, inefficient e-business IT processes. The acquisition is expected to provide a complementary offering which permits the Company to offer a “digital to physical” supply chain management solution. OCS is headquartered in Dedham, Massachusetts and has offices in Utah, the Netherlands, Japan and Australia. OCS has approximately 80 employees worldwide.

PTS Electronics

On May 2, 2008, ModusLink Global Solutions completed the acquisition of PTS Electronics, an independent consumer-electronics service repair and reverse logistics provider. PTS is one of the nation’s largest remanufacturers of wireless and cellular phone products, as well as one of the nation’s largest service providers of remanufactured HDTV and digital main boards and tuners. PTS also services CATV converters, set-top controls and automotive audio telematic systems. PTS maintains more than 300 test stations for live air testing of all television products and has more than 50,000 parts in stock for daily rebuild demand. The variety of consumer electronics service solutions offered by PTS is expected to create a strategic extension of the end-to-end supply chain solutions offered through ModusLink. PTS is headquartered in Bloomington, Indiana.

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

Venture Capital

Through our venture capital business, @Ventures, we maintain interests in two venture capital funds CMGI@Ventures IV, LLC (“CMGI@Ventures IV”) and @Ventures V, LLC (“@Ventures V”). These venture capital funds invest in emerging, innovative and promising technology companies. In addition, we previously maintained interests in CMG@Ventures I, LLC (“CMG@Ventures I”), which was dissolved on July 31, 2006, CMG@Ventures II, LLC (“CMG@Ventures II”) which was dissolved on July 31, 2007 and CMG@Ventures III, LLC (“CMG@Ventures III”) and CMG@Ventures Expansion, LLC (“CMG@Ventures Expansion”), which were both dissolved on December 28, 2007.

ModusLink Global Solutions owns 100% of the capital and is entitled to a percentage (ranging from approximately 80% to approximately 92.5%) of the net profits realized by CMGI@Ventures IV on each of its investments.

During fiscal 2004, ModusLink Global Solutions formed @Ventures V. ModusLink Global Solutions owns 100% of the capital and is entitled to a percentage ranging from approximately 91% to approximately 92% of the net profits realized by @Ventures V. @Ventures V’s investment activity is focused in the clean technology area.

Approximately $5.6 million was invested by @Ventures during the year ended July 31, 2008. In addition, we received proceeds of approximately $20.1 million from the acquisition by third parties of certain of @Ventures portfolio companies during fiscal 2008.

As of July 31, 2008, @Ventures held investments in 13 portfolio companies, although investments in four of these companies are nominal and not viewed as material. From time to time, we may make new and follow-on venture capital investments and from time to time we may receive distributions from the @Ventures entities as a result of our previous investments. As of July 31, 2008, we were not obligated to fund any new or follow-on investments.

Employees

At August 31, 2008, we employed approximately 4,700 persons on a full-time basis. Our subsidiaries in Mexico are parties to collective bargaining agreements covering approximately 30 employees. Our subsidiaries in France and The Netherlands are parties to collective bargaining agreements covering approximately 500 employees pursuant to and in accordance with applicable law that provide representation for all employees of those subsidiaries. Approximately 130 of the employees of our Ireland subsidiaries are members of labor unions. We consider our employee relations to be good. From time to time we hire project-based, temporary workers based on our client needs and seasonality of our business and at times the number of such workers may approximate the number of our full time employees.

Our Corporate Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our website, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission. Our internet address is http://www.moduslink.com. The contents of our website are not part of this annual report on Form 10-K, and our internet address is included in this document as an inactive textual reference only.

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

In addition, the loss of any one or more of our key clients would cause our revenues to decline. For the year ended July 31, 2008, sales to one client, Hewlett-Packard, accounted for approximately 24% of our consolidated net revenue. During the year ended July 31, 2008, five clients accounted for approximately 55% of our net revenues. In fiscal 2007, sales to Hewlett-Packard accounted for 31% of our consolidated net revenue. In fiscal 2008, we have recognized lower annual revenues from Hewlett-Packard as a result of the migration of a Hewlett-Packard business unit away from a ModusLink program. This program ended in the fourth quarter of fiscal 2007 and impacted revenue with a decline of $89.0 million of net revenue in fiscal 2008 compared to the prior year. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. We do not have any agreements which obligate any client to buy a minimum amount of products or services. We do not have any agreements which designate us as the sole supplier of any particular products or services. The further loss of business with Hewlett-Packard, or any other key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. We cannot assure you that our revenue from key clients will not decline in future periods.

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

For the fiscal year ended July 31, 2008, we reported operating income of approximately $0.4 million. While we have reported operating profitability in recent past periods, as a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict and may fluctuate significantly. We anticipate that we will continue to incur significant operating expenses in the future, including significant costs of revenue and general and administrative expenses. Therefore, we cannot assure you that we will sustain operating profitability in the future. We also have significant commitments and contingencies, including real estate leases, continuing stadium sponsorship obligations, and inventory purchase obligations. We may also use significant amounts of cash to grow and expand our operations, including additional acquisitions. At July 31, 2008, we had consolidated cash, cash equivalents and marketable securities balance of approximately $162.1 million and fixed contractual obligations of approximately $148.3 million. If we are unable to sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

Our quarterly results may fluctuate significantly.

Our operating results have fluctuated widely on a quarterly basis during the last several years. We expect that we may experience significant fluctuations in future quarterly operating results. Many factors, some of which are beyond our control, have contributed to these quarterly fluctuations in the past and may continue to contribute to fluctuations. Therefore, operating results for future periods are difficult to predict, and prior results are not necessarily indicative of results to be expected in future periods. These factors include:

•	how well we execute on our strategy and operating plans;

•	implementation of our strategic initiatives and achievement of expected results of these initiatives;

•	demand for our products and services;

•	timing of new product introductions or software releases by our clients or their competitors;

•	payment of costs associated with our acquisitions, sales of assets and investments;

•	timing of sales of assets and marketable securities;

•	market acceptance of new products and services;

•	seasonality;

•	consumer confidence and demand;

•	temporary shortages in supply from vendors;

•	charges for impairment of long-lived assets, including goodwill and/or restructuring in future periods;

•	political instability or natural disasters in the countries in which we operate;

•	specific economic conditions in the industries in which we compete;

•	general economic conditions;

•	actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates reflected in our accompanying consolidated financial statements; and

•	changes in accounting rules.

We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful or indicative of our future performance. In some fiscal quarters our operating results may be below the expectations of securities analysts and investors, which may cause the price of our common stock to decline.

A reduction in consumer demand may harm our results of operations.

To the extent recent uncertainty in the economy or other factors result in decreased consumer demand for our clients’ products, we may experience a reduction in volumes of client products that we handle, which may harm our business, financial position and operating results.

Change in our effective tax rate may harm our results of operations.

A number of factors may increase our future effective tax rates, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process R&D and impairments of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in share-based compensation;

•	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles;

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes;

•	increases in tax rates in various jurisdictions; and

•	the expiration of tax holidays.

Any significant increase in our future effective tax rates could reduce net income for future periods.

Because our contracts do not contain minimum purchase requirements and we sell primarily on a purchase order basis, we are subject to uncertainties and variability in demand by clients, which could decrease revenue and adversely affect our financial results.

Our contracts do not contain minimum purchase requirements and we sell primarily on a purchase order basis. Therefore, our sales are subject to demand variability by our clients, which is difficult to predict and has fluctuated and may continue to fluctuate significantly. The level and timing of orders placed by these clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. If we are unable to anticipate and respond to the demands of our clients, we may lose clients because we have an inadequate supply of products, or we may have excess inventory, either of which may harm our business, financial position and operating results.

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

Our clients face significant uncertainties in forecasting the demand for their products. Limitations on the size of facilities, number of personnel and availability of materials could make it difficult to meet clients’ unforecasted demand for additional production. Any failure to meet clients’ specifications, capacity requirements or expectations could result in lost revenue, lower client satisfaction, negative perceptions in the marketplace and potential claims for damages.

If we are not able to establish client sites where requested, or if we fail to retain key clients at established sites, our client relationships, revenue and expenses could be seriously harmed.

Our clients have, at times, requested that we add capacity or open a facility in locations near their sites. If we elect not to add required capacity at sites near existing clients or establish sites near existing or potential clients, clients may decide to seek alternate service providers. In addition, if we lose a significant client of a particular site or open or expand a site with the expectation of business that does not materialize, operations at that site could become unprofitable or significantly less efficient. Any of these events could have a material adverse effect on our business, revenues and expenses.

We may encounter problems in our efforts to increase operational efficiencies.

We continue to identify ways to increase efficiencies and productivity and effect cost savings. We have undertaken projects designed to increase our operational efficiencies, including the standardization to a global solutions platform through the investment of approximately $32.6 million in an integrated ERP system, the opening of new solution centers in low cost areas to expand client offerings and to effect cost savings. We have also implemented a shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We cannot assure you that these projects will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs and unforeseen project delays. If we or these projects do not achieve expected results, our business, financial position and operating results may be adversely affected.

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

We currently conduct business in the Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia and Mexico in addition to our United States operations. International revenue accounted for approximately 68% of our total revenue for the year ended July 31, 2008. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. There is also additional risk if the currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we may enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

There are other risks inherent in conducting international operations, including:

•	added fulfillment complexities in operations, including multiple languages, currencies, bills of materials and stock keeping units;

•	the complexity of ensuring compliance with multiple U.S. and foreign laws, particularly differing laws on intellectual property rights, export control, taxation and duties; and

•	labor practices, difficulties in staffing and managing foreign operations, political and social instability, health crises or similar issues, and potentially adverse tax consequences.

In addition, a substantial portion of our business is now conducted in China, where we face additional risks, including the following:

•	the challenge of navigating a complex set of licensing and tax requirements and restrictions affecting the conduct of business in China by foreign companies;

•	difficulties and limitations on the repatriation of cash;

•	currency fluctuation and exchange rate risks;

•	protection of intellectual property, both for us and our clients;

•	evolving regulatory systems and standards, including recent tax law changes;

•	difficulty retaining management personnel and skilled employees; and

•	expiration of tax holidays.

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

Some of our international employees are covered by collective bargaining agreements or represented by labor unions. We believe our relations with our employees are generally good; however, we may experience strikes, work stoppages or slowdowns by employees. A strike, work stoppage or slowdown may affect our ability to meet our clients’ needs, which may result in the loss of business and clients and have a material adverse effect on our financial condition and results of operations. The terms of future collective bargaining agreements also may affect our competitive position, our financial condition and results of operations.

We may have problems raising capital we need in the future.

Historically, we have financed our operations and met our capital requirements primarily through funds generated from operations, the sale of our securities, the sale of our interests in subsidiaries, returns generated by our venture capital business and borrowings from lending institutions. Market and other conditions largely beyond our control may affect our ability to engage in future sales of our securities, the timing of any sales, and the amount of proceeds we receive from sales of our securities. Even if we are able to sell our securities in the future, we may not be able to sell at favorable prices or on favorable terms. In addition, this funding source may not be sufficient in the future, and we may need to obtain funding from outside sources. However, we may not be able to obtain funding from outside sources. In addition, even if we find outside funding sources, we may be required to issue to those outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional shares of common stock. ModusLink has a revolving credit agreement (the “Loan Agreement”) with a bank syndicate. The Loan Agreement is a three-year $60.0 million revolving credit facility, with a scheduled maturity of October 31, 2008. While we expect to seek a new Loan Agreement in fiscal year 2009, there can be no assurances that we will be able to replace the Loan Agreement on terms that are acceptable to us, or at all. If we experience difficulties raising capital in the future, our business could be materially adversely affected.

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

As a result of intense price competition in the technology products marketplace, the gross margins in our supply chain management business are low, and we expect them to continue to be low in the future. These low gross margins magnify the impact of variations in revenue and operating costs on our financial results. Although we have identified initiatives designed to increase our gross margins, increased competition arising from industry consolidation and/or low demand for products may hinder our ability to maintain or improve our gross margins. Portions of our operating expenses are relatively fixed, and planned expenditures are based in part on anticipated orders. Our current ability to forecast the amount and timing of future order volumes is difficult, and we expect this to continue because we are highly dependent upon the business needs of our clients, which are highly variable. As a result, we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins. We may also be required to spend money to restructure our operations should future demand fall significantly in any one facility. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business, financial condition and operating results could suffer.

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

The physical or intellectual property of our clients may be damaged, misappropriated, stolen or lost while in our possession, subjecting us to litigation and other adverse consequences.

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

We may incur impairments to goodwill or long-lived assets.

We are required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” We are also required to test long-lived assets for impairment if a triggering event occurs in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Our policy is to perform the annual impairment testing for all reporting units, determined to be the Americas, Europe and Asia operating segments, in the fourth quarter of each fiscal year. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in preparing our valuations of our reporting units for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We recorded a non-cash goodwill impairment charge of $14.0 million in the fourth quarter of fiscal 2008 related to the Company’s European operations. We will continue to test goodwill for impairment annually. The goodwill subject to impairment during fiscal year 2008, was recorded upon the 2004 acquisition of Modus Media, Inc. The carrying value of goodwill at July 31, 2008 was approximately $190.0 million.

Venture capital investing is risky and highly speculative.

We invest in privately held companies through @Ventures. We receive proceeds relating to our investments, if at all, only when a portfolio company engages in a liquidity event, such as an initial public offering, or the acquisition of a portfolio company or our interest by a third party. Liquidity events may take many years to materialize and the timing of liquidity events is difficult to predict. As a result there is much uncertainty as to the timing and impact of our venture capital portfolio on our financial results. Our ability to earn returns on our investment, or even recover our capital, is dependent upon factors outside of our control, including the success of our portfolio companies’ businesses, and the market for initial public offerings and mergers and acquisitions. We typically own a minority position in our portfolio companies, which may afford us representation on the board of directors of a portfolio company but does not give us control over the entity. As a result we may have limited, if any, influence over our portfolio companies’ businesses and strategies. We cannot assure you that we will earn any returns or recover our invested capital.

ITEM 1B.— UNRESOLVED STAFF COMMENTS

None.

ITEM 2.— PROPERTIES

We lease more than 30 facilities in 13 countries from which we operate our ModusLink business, which facilities consist of office and warehouse space. These facilities are located throughout the world, including significant facilities throughout the United States (including our corporate headquarters in Waltham, Massachusetts), in Mexico, Europe, Japan and China. Our PTS business operates from its leased headquarters in Indiana and leases four facilities in Indiana. Our Open Channel Solutions business operates from its leased facilities in Dedham, Massachusetts, and maintains offices in the Netherlands, Japan and Australia. We believe that our existing facilities are suitable and adequate for our present purposes, and that new facilities will be available in the event we need additional or new space. From time to time we enter into subleases with third parties with respect to unutilized office and warehouse space.

Our leases generally expire at varying dates through fiscal year 2019 and include renewals at our option. Certain facilities leased by us are subleased in whole or in part to subtenants and we are seeking to sublease additional office and warehouse space that is not currently being utilized by us.

ITEM 3.— LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising from operations in the normal course of business, which we consider routine and incidental to our business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our business, results of operation or financial condition.

ITEM 4.— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.—	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MLNK”. The following table sets forth the range of high and low sales prices per share of common stock, as reported by the NASDAQ for our two most recent fiscal years. In September 2007, the Company’s Board of Directors authorized the Company to proceed with a 1-for 10 reverse stock split, which had been approved by the Company’s stockholders at the Annual Meeting of Stockholders on December 6, 2006. The range of high and low sales prices per share of common stock, as reported by the NASDAQ for the prior fiscal year has been adjusted to reflect the 1-for-10 reverse stock split assuming the reverse stock split had occurred on August 1, 2006.

Fiscal Year Ended July 31, 2008	High	Low
First Quarter	$16.60	$12.80
Second Quarter	$15.10	$9.66
Third Quarter	$14.07	$10.36
Fourth Quarter	$15.45	$9.98

Fiscal Year Ended July 31, 2007	High	Low
First Quarter	$14.20	$9.80
Second Quarter	$15.00	$12.30
Third Quarter	$25.00	$12.30
Fourth Quarter	$26.00	$15.00

Stockholders

As of September 26, 2008, there were approximately 5,254 holders of record of common stock of the Company.

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

Issuer Purchases of Equity Securities

In September 2007, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over the following 18 months. The timing and amount of shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares may be available for use in connection with the Company’s stock plans and for other corporate purposes or may be retired. The repurchase program is funded using the Company’s working capital. As of July 31, 2008, the Company had repurchased an aggregate of approximately 3.0 million shares of common stock at a cost of approximately $35.3 million under the repurchase program.

The following table provides information about purchases by the Company of its common stock during the quarter ended July 31, 2008.

	Total Number of Shares Repurchased(1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
	(in thousands, except per share amounts)
May 1, 2008 to May 31, 2008	N/A		N/A	N/A	$34,691,131
June 1, 2008 to June 30, 2008	855,029	(3)(4)	$11.36	827,000	$25,286,987
July 1, 2008 to July 31, 2008	967,462		$10.90	967,462	$14,745,088

(1)	ModusLink Global Solutions repurchased 1,794,462 shares of its common stock in the quarter ended July 31, 2008 pursuant to the repurchase program announced in September 2007 (the “Program”). ModusLink Global Solutions has repurchased an aggregate of 2,983,854 shares of its common stock through July 31, 2008 pursuant to the Program.

(2)	In September 2007, ModusLink Global Solutions was authorized to repurchase up to $50.0 million of its common stock from time to time on the open market or in privately negotiated transactions under the Program over an 18 month period ending on April 1, 2009. The Program may be suspended or discontinued at any time.
(3)	Includes an aggregate of 27,500 shares purchased in open-market transactions by certain executive officers who may be deemed to be “affiliated purchasers” under Rule 10b-18 of the Exchange Act.
(4)	Includes 529 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Equity Compensation Plans

Information regarding the Company’s equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of Part III.

ITEM 6.— SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial information for the five years ended July 31, 2008. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and our accompanying consolidated financial statements and notes to consolidated financial statements in Item 8 below. On August 2, 2004, we acquired Modus Media, Inc. (“Modus”). On March 18, 2008, we acquired Open Channel Solutions, Inc. (“OCS”). On May 2, 2008, we acquired PTS Electronics (“PTS”). The following consolidated financial data includes the results of operations of ModusLink, OCS and PTS from their dates of acquisition. The following consolidated financial data also includes the results of operations of certain subsidiaries that have been sold or ceased operations. In fiscal 2006, the Company sold SalesLink, its marketing distribution services business. For all periods presented, the results of operations of the marketing distribution services business of SalesLink have been accounted for within discontinued operations. A description of our recent discontinued operations and divestiture activities is set forth in Note 9 of the accompanying notes to consolidated financial statements in Item 8 below. The historical results presented herein are not necessarily indicative of future results.

	Years Ended July 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$1,068,207	$1,143,026	$1,148,886	$1,053,507	$381,315
Cost of revenue	930,629	1,011,961	1,030,655	933,063	359,989
Selling	16,517	15,085	20,068	21,578	4,458
General and administrative	97,452	91,751	83,233	80,613	36,470
Amortization of intangible assets	3,773	4,821	4,824	5,226	—
Goodwill impairment	14,000	—	—	—	—
Restructuring, net	5,465	4,643	9,521	5,258	5,604

Operating income (loss)	371	14,765	585	7,769	(25,206)
Interest income (expense), net	6,595	7,905	3,405	1,762	1,837
Other gains (losses), net	16,149	31,874	28,518	2,614	44,982
Other income (expense), net	589	1,726	(49)	(1,396)	(4,415)
Income tax expense (benefit)	10,425	7,135	3,780	(19,933)	(69,532)

Income (loss) from continuing operations	13,279	49,135	28,679	30,682	86,730
Income (loss) from discontinued operations, net of income taxes	(4,151)	276	(13,734)	(4,157)	245

Net income	$9,128	$49,411	$14,945	$26,525	$86,975

Basic and Diluted earnings (loss) per share:
Earnings from continuing operations	$0.28	$1.00	$0.60	$0.60	$2.20
(Loss) income from discontinued operations, net of income taxes	(0.09)	0.01	(0.30)	(0.00)	—

Net earnings (loss)	$0.19	$1.01	$0.30	$0.60	$2.20

Shares used in computing basic earnings (loss) per share	47,747	48,455	48,284	47,529	39,915

Shares used in computing diluted earnings (loss) per share	47,901	48,833	48,617	48,357	40,425

	As of July 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$238,742	$320,206	$282,222	$224,638	$261,106
Total assets	810,560	819,128	763,203	721,684	423,026
Long-term obligations	29,413	43,706	51,900	26,032	18,768
Stockholders’ equity	545,974	555,069	497,915	471,215	293,315

ITEM 7.—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ModusLink Global Solutions, through its subsidiary, ModusLink, provides industry-leading end-to-end global supply chain management solutions that help businesses market, sell and distribute their products and services. Our core capabilities are categorized as sourcing and supply base management, manufacturing and product configuration, fulfillment and distribution, e-Business, and aftermarket services such as reverse logistics and asset disposition. ModusLink services technology-based clients in such markets as computing, software, consumer electronics, storage and communications.

On March 18, 2008, ModusLink Global Solutions acquired Open Channel Solutions, Inc. (“OCS”) for approximately $13.7 million in cash. OCS provides solutions that manage entitlements for software licenses, maintenance and support subscriptions, hardware features and rights-managed content. The acquisition is expected to provide a complementary offering which permits the Company to offer a “digital to physical” supply chain management solution. On May 2, 2008, the Company acquired PTS Electronics (“PTS”) for approximately $45.8 million in cash. PTS was a privately held company and an independent consumer-electronics service repair and reverse logistics provider in the United States. The variety of consumer electronics service solutions offered by PTS is expected to create a strategic extension of the end-to-end supply chain solutions offered through ModusLink.

We also invest in emerging, innovative and promising technologies and industries through our venture capital business, @Ventures. Approximately $5.6 million was invested by @Ventures and we received approximately $20.1 million of proceeds from the acquisition by third parties of certain of @Ventures portfolio companies in fiscal 2008.

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “non-GAAP operating income (loss),” which is defined as operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets and stock-based compensation. See Note 8 of the accompanying notes to consolidated financial statements included in Item 8 below for segment information, including a reconciliation of non-GAAP operating income (loss) to net income (loss).

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

During fiscal 2008, our focus was on executing against our strategic plan, including implementing the following initiatives designed to achieve our goals:

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

Increase the value delivered to clients through service expansion. During fiscal year 2008 we continued to focus on and invest in expanding our e-commerce and logistics management services offerings, which we believe will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect these solutions will enhance our gross margins and drive greater profitability. Further, we believe that the addition of new services to existing clients will strengthen our relationship with these clients, and further integrate us with their business.

Drive operational efficiencies throughout our organization. As a result of the acquisition of Modus Media, Inc. in August 2004, the Company has been running multiple information technology systems at a significant cost. Our strategy is to operate an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution will enable clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe our clients will benefit greatly from a global integrated business solution while we also reduce our operating costs. Throughout the fourth quarter of fiscal 2008, we invested a total of $32.6 million in this initiative. We have substantially ended the implementation of this ERP system and dedicated project efforts have concluded. Any additional implementation of the ERP system will be undertaken on a case by case basis as part of our normal operational efforts. Another program that we expect will drive further operational efficiencies in the future is continued application of our lean sigma continuous improvement program. We believe this initiative will yield improved process standardization and operating efficiency gains, as well as lower our operating costs.

We believe that successful execution of these initiatives will enable us to improve our financial performance. We have developed financial operating metric goals which are dependent on the successful implementation of these initiatives and annual revenue growth on a percentage basis of high single to low double digits. These goals are to generate gross margins which along with an appropriate level of selling, general and administrative costs will result in an operating income margin range of 5% to 7%. From time to time we publicly state our progress against these goals and current expectation of when we believe we will attain these goals and begin operating at these levels. Among the key factors that will influence our performance against these goals are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, demand for our clients’ products, and demand for outsourcing services.

For the fiscal year ended July 31, 2008, we reported net revenue of $1.1 billion, operating income of $0.4 million, income from continuing operations before income taxes of $23.7 million and net income of $9.1 million. We currently conduct business in The Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia and Mexico in addition to our United States operations. At July 31, 2008, we had cash and cash equivalents and available for sale securities of $162.1 million, and working capital of $238.7 million.

As of July 31, 2008, approximately 59%, 29% and 12% of our long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2007, approximately 43%, 38% and 19% of our long-lived assets were located in the Americas, Asia and Europe, respectively. Approximately 67%, 67% and 60% of our consolidated net revenue was generated outside the United States during fiscal years 2008, 2007 and 2006, respectively.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance could be adversely affected by declines in the overall performance of the technology sector. The market for our supply chain management products and services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their gross margins and profitability. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and in some cases loss of market share. As a result of these competitive and client pressures, the gross margins in our business are low. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to target new vertical markets, expand our service offerings and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the fiscal year ended July 31, 2008, sales to Hewlett-Packard, Advanced Micro Devices and SanDisk Corporation accounted for approximately 24%, 11%, and 10%, respectively, of our consolidated net revenue. During fiscal 2008, five clients accounted for approximately 55% of our consolidated net revenue. For the fiscal year ended July 31, 2007, sales to Hewlett-Packard and Advanced Micro Devices accounted for approximately 31% and 11%, respectively, of our consolidated net revenue. During fiscal 2007, five clients accounted for approximately 62% of our consolidated net revenue. Sales to two clients, Hewlett-Packard and Kodak, accounted for approximately 30% and 11%, respectively of our consolidated net revenue for fiscal year 2006. During fiscal 2006, five clients accounted for approximately 60% of our consolidated net revenue.

As previously announced, in February 2007, we were informed that a business unit of Hewlett-Packard intended to migrate away from a ModusLink program which had historically accounted for approximately $100.0 million of annual revenue. The migration of this program away from ModusLink was completed during the last quarter of fiscal 2007. The migration of this program resulted in a decrease of revenue of $89.0 million in fiscal 2008. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. We currently do not have any agreements which obligate any client to buy a minimum amount of products or services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

Basis of Presentation

The Company reports three operating segments: Americas; Asia; and Europe. In addition to its three operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, administration costs related to the Company’s venture capital business and any residual results of operations from previously divested operations.

In accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions have been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and between the Company’s subsidiaries.

Results of Operations

Fiscal 2008 compared to Fiscal 2007

Net Revenue:

	2008	As a % of Total Net Revenue	2007	As a % of Total Net Revenue	$ Change	% Change
	($ in thousands)
Americas	$348,817	32.7%	$395,084	34.6%	$(46,267)	(11.7)%
Asia	316,739	29.6%	288,936	25.3%	27,803	9.6%
Europe	402,651	37.7%	459,006	40.1%	(56,355)	(12.3)%

Total	$1,068,207	100.0%	$1,143,026	100.0%	$(74,819)	(6.6)%

Net revenue decreased by approximately $74.8 million for the fiscal year ended July 31, 2008 as compared to the prior fiscal year. This decrease was primarily the result of lower revenue of approximately $136.3 million related to the two previously announced discontinued programs with Hewlett-Packard and Kodak, partially offset by $20.5 million of incremental revenue from our subsidiary in Japan, which was previously operated as a joint venture in which we had a 40% interest. ModusLink acquired full ownership of the entity in April 2007. Additionally, the decrease in revenue was offset partially from the inclusion of revenue from OCS and PTS of $15.7 million and new and increased volume associated with other client programs of $25.3 million.

The decline in Hewlett-Packard and Kodak revenues year over year affected the Americas segment by approximately $34.7 million. The remaining $11.6 million decrease in net revenue in the Americas region resulted primarily from an overall net decline in client order volumes of $26.7 million as compared to the prior fiscal year, partially offset by the inclusion of revenue from OCS and PTS of $15.1 million. Within the Asia region, the net revenue growth of approximately $27.8 million as compared to the prior fiscal year resulted primarily from the inclusion of approximately $20.5 million of incremental revenue from our subsidiary in Japan. The remaining $7.3 million increase in the Asia region resulted primarily from an increase in order volumes and new business. Within the Europe region, the $56.4 million decline in net revenue resulted primarily from approximately $101.6 million of lower revenue associated with the Hewlett-Packard and Kodak programs, partially offset by an increase in new business and order volumes from other existing customers resulting in approximately $45.2 million of higher revenue.

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

Cost of Revenue:

	2008	As a % of Segment Net Revenue	2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$317,175	90.9%	$353,824	89.6%	$(36,649)	(10.4)%
Asia	238,806	75.4%	224,555	77.7%	14,251	6.3%
Europe	374,648	93.1%	433,582	94.5%	(58,934)	(13.6)%

Total	$930,629	87.1%	$1,011,961	88.5%	$(81,332)	(8.0)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased for sale or distribution as well as salaries and benefit expenses, consulting and contract labor costs, fulfillment and shipping costs, and applicable facilities costs. Cost of revenue decreased by approximately $81.3 million for the fiscal year ended July 31, 2008 as compared to the fiscal year ended July 31, 2007, which reflects the year-over-year decline in net revenue. Gross margin improved to 12.9% for the fiscal year ended July 31, 2008 as compared to 11.5% in the prior fiscal year, primarily driven by a mix-shift to higher margin programs, and by a shift in revenue to the higher margin Asia region.

Within the Americas, Asia and Europe regions, gross margin for the year ended July 31, 2008 was 9.1%, 24.6% and 7.0%, respectively, as compared to 10.4%, 22.3% and 5.5%, respectively, for the prior fiscal year. The 130 basis-point decline in gross margin within the Americas region reflected higher costs and lower capacity utilization associated with the shutdown of three facilities, as well as increased start-up costs related to the integration and ramp up of new clients. Within the Asia region, the 230 basis point improvement in gross margin reflected a mix-shift to a more profitable mix of business. Within the Europe region, the 150 basis-point improvement in gross margin was primarily due to a mix-shift to more profitable programs.

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

Selling Expenses:

	2008	As a % of Segment Net Revenue	2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$5,096	1.5%	$4,269	1.1%	$827	19.4%
Asia	4,359	1.4%	4,389	1.5%	(30)	(0.7)%
Europe	7,062	1.8%	6,427	1.4%	635	9.9%

Total	$16,517	1.6%	$15,085	1.3%	$1,432	9.5%

Selling expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, travel expenses, facilities costs, consulting fees and marketing expenses. Selling expenses increased by approximately $1.4 million for the fiscal year ended July 31, 2008 as compared to the prior fiscal year, primarily as a result of the inclusion of $0.4 million of selling costs for OCS and PTS; $0.3 million of incremental selling costs for our subsidiary in Japan; and $0.7 million of higher consulting fees and employee related costs, driven by increased marketing activities.

General and Administrative Expenses:

	2008	As a % of Segment Net Revenue	2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$19,879	5.7%	$20,177	5.1%	$(298)	(1.5)%
Asia	30,740	9.7%	28,017	9.7%	2,723	9.7%
Europe	29,232	7.3%	27,192	5.9%	2,040	7.5%

Subtotal	79,851	7.5%	75,386	6.6%	4,465	5.9%
Other	17,601	—	16,365	—	1,236	7.6%

Total	$97,452	9.1%	$91,751	8.0%	$5,701	6.2%

General and administrative expenses consist primarily of compensation and other employee-related costs, facilities costs, information technology expenses, fees for professional services and depreciation expense. Total general and administrative expenses increased by approximately $5.7 million for the fiscal year ended July 31, 2008 as compared to the prior fiscal year ended July 31, 2007.

The $4.5 million increase in general and administrative expenses in the Americas, Asia, and Europe segments was primarily due to a $4.8 million increase in costs associated with the implementation of our new ERP system; the inclusion of $2.7 million of general and administrative expenses of the newly acquired companies, OCS and PTS; $1.3 million of incremental general and administrative expenses at our subsidiary in Japan; and a $0.8 million increase in travel costs. These increases were partially offset by a $2.2 million decrease in employee-related costs, a $1.5 million decrease in consulting fees, and a $1.4 million decrease in telecom expense.

The $1.2 million increase in general and administrative expense in the Other segment was primarily due to an increase in professional fees, partially offset by a decline in employee-related costs.

Impairment of Goodwill:

	2008	As a % of Segment Net Revenue	2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$—	—	$—	—	$—	—
Asia	—	—	—	—	—	—
Europe	14,000	3.5%	—	—	14,000	—

Total	$14,000	1.3%	$—	—	$14,000	—

In accordance with FASB Statement No. 142 “Goodwill and Other Intangible Assets” and the Company’s practice, the carrying value of the goodwill is tested for impairment annually in the fourth quarter or whenever events occur or circumstances change between annual tests indicating potential impairment. The fair value of each of our reporting units at July 31, 2008 was determined by weighting a combination of the present value of our discounted anticipated future operating cash flows and values based on market multiples implied by the purchase price paid for comparable companies. As a result of the annual testing and in connection with the preparation of our annual financial statements, a goodwill impairment charge of $14.0 million was recorded for the year ended July 31, 2008. The non-cash goodwill impairment charge is related to the Company’s European operations for which the goodwill balance had been $30.3 million. The goodwill subject to impairment was recorded upon the 2004 acquisition of Modus Media, Inc. Additional details regarding this impairment charge is discussed in Note 11 to the Consolidated Financial Statements, titled “Goodwill and Intangible Assets”.

Amortization of Intangible Assets:

	2008	As a % of Segment Net Revenue	2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$2,281	0.7%	$2,126	0.5%	$155	7.3%
Asia	1,487	0.5%	2,035	0.7%	(548)	(26.9)%
Europe	5	—	660	0.1%	(655)	(99.2)%

Total	$3,773	0.4%	$4,821	0.4%	$(1,048)	(21.7)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., OCS and PTS. These intangible assets are being amortized over lives ranging from 1 to 10 years.

Restructuring, net:

	2008	As a % of Segment Net Revenue	2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$5,464	1.5%	$3,234	0.8%	$2,230	68.9%
Asia	13	0.1%	134	—	(121)	(90.3)%
Europe	(12)	0.1%	1,269	0.3%	(1,281)	(101.0)%

Subtotal	5,465	0.5%	4,637	0.4%	828	17.9%
Other	—	—	6	—	(6)	(100.0)%

Total	$5,465	0.5%	$4,643	0.4%	$822	17.7%

During the fiscal year ended July 31, 2008 the Company recorded net restructuring charges of approximately $5.5 million. These charges consisted of approximately $1.8 million relating to a workforce reduction of approximately 130 employees resulting from the shutdown of facilities in Newark, California, Austin, Texas, and Chicago, Illinois. No restructuring charges have been incurred related to lease obligations as a result of the shutdown of the Austin and Chicago facilities, as the shutdowns coincided with the expirations of the current lease terms. In addition, the Company incurred a $1.2 million charge relating to an unutilized leased facility in Newark, California and the impairment of certain assets held at that facility for the year ended July 31, 2008, as well as $1.6 million to increase previously recorded estimates of facility lease obligations in Newark, California and Lindon, Utah primarily based on changes to underlying assumptions regarding the expected sublease rental income.

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

Interest Income/Expense:

During the fiscal year ended July 31, 2008, interest income decreased by approximately $2.3 million to approximately $8.1 million from $10.4 million from the prior fiscal year. The decrease in interest income was the result of lower average interest rates during fiscal year 2008 compared to the prior fiscal year, resulting primarily from lower prevailing market rates and the divestiture of higher rate-bearing auction rate securities (“ARS”) from the Company’s investment portfolio during the second quarter of fiscal year 2008.

Interest expense totaled approximately $1.5 million and $2.5 million for the fiscal years ended July 31, 2008 and 2007, respectively. The Company incurred interest expense related to the Company’s stadium obligation of approximately $0.6 million and $0.7 million in fiscal years 2008 and 2007, respectively. In both years, the remaining interest expense related primarily to outstanding borrowings on a revolving bank credit facility. The decline in interest expense in fiscal year 2008 compared with prior fiscal year 2007 is due to the revolving bank credit facility being outstanding for a shorter period in fiscal year 2008 compared with the prior fiscal year 2007. The Company repaid the outstanding borrowings on the revolving bank credit facility in the second quarter of fiscal year 2008.

Other Gains, net:

Other gains, net were approximately $16.1 million for the fiscal year ended July 31, 2008 as compared to a net gain of approximately $31.9 million in the prior fiscal year. The net gains in both fiscal years resulted primarily from acquisitions by third parties of @Ventures portfolio companies. During fiscal year 2008, the Company recorded a gain of approximately $12.9 million on the acquisition of The Generations Network, Inc. (“TGN”), an @Ventures portfolio company, by a third party in December 2007. Additionally, gains of approximately $6.2 million were recorded to adjust previously recorded gains related to acquisitions of @Ventures portfolio companies by third parties in previous reporting periods, due to satisfaction of conditions leading to the release of funds held in escrow. The Company also recorded a gain of $1.6 million from the sale of a minority interest in a former indirect subsidiary. The Company also recorded a gain of $0.1 million from the disposal of assets.

During the fiscal year ended July 31, 2007, the Company recorded gains from sales of investments of approximately $1.6 million and $28.7 million, respectively, resulting from acquisitions by third parties of Mitchell International, Inc. and Avamar Technologies, Inc. Additionally, gains of approximately $4.7 million were recorded to adjust previously recorded gains related to acquisitions of @Ventures portfolio companies by third parties in previous reporting periods, due to satisfaction of conditions leading to the release of funds held in escrow.

Other gains, net also included foreign currency exchange losses of approximately $4.9 million and $2.8 million, respectively, for fiscal years 2008 and 2007. These foreign currency exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe. The Company has operations in various countries throughout the world and its operating results and financial position can be affected by significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis to assist in managing the exposure that results from such fluctuations, and expects to continue such practice.

Equity in Income of Affiliates, net:

Equity in income of affiliates, net, resulted from the Company’s minority ownership in certain @Ventures portfolio companies that are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s net income is included in equity in income of affiliates. Equity in income of affiliates decreased by approximately $1.1 million to income of approximately $0.6 million for the fiscal year ended July 31, 2008 from income of approximately $1.7 million for the fiscal year ended July 31, 2007 primarily as a result of an increase in impairment charges, partially offset by an increase in net income recognized by certain affiliate companies. Included in equity in income of affiliates, net, for the fiscal years ended July 31, 2008 and 2007, respectively, are impairment charges of approximately $2.6 million and $1.0 million for other than temporary declines in the carrying value of certain investments in affiliates.

Income Tax Expense:

During the fiscal year ended July 31, 2008, the Company recorded income tax expense of approximately $10.4 million, as compared to $7.1 million for the prior fiscal year. The Company recorded a foreign tax provision of $10.4 million for the year ended July 31, 2008 as compared to $3.4 million for the prior fiscal year. Included in the tax provision for the year ended July 31, 2007 were income tax benefits of approximately $1.8 million primarily as a result of a reduction in the Company’s valuation allowance for certain net operating loss carryforwards in Europe. In addition, the increase in tax expense over the prior year is due to an increase in the Company’s foreign tax expense due to an increase in earnings and tax rates in certain foreign jurisdictions. Finally, the tax expense also increased for the year ended July 31, 2008 due to losses generated in the U.S. which did not result in a tax benefit.

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

Discontinued Operations:

During the fiscal year ended July 31, 2008, the Company recorded a loss from discontinued operations of approximately $4.2 million primarily related to changes to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding the estimated length of time required to sublease the vacant space and the expected rent recovery rate.

For the fiscal year ended July 31, 2007, the Company recorded income from discontinued operations of approximately $0.3 million primarily related to changes to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding the estimated length of time required to sublease the vacant space and the expected rent recovery date.

Results of Operations

Fiscal 2007 compared to Fiscal 2006

Net Revenue:

	2007	As a % of Total Net Revenue	2006	As a % of Total Net Revenue	$ Change	% Change
	($ in thousands)
Americas	$395,084	34.6%	$479,093	41.7%	$(84,009)	(17.5)%
Asia	288,936	25.3%	245,624	21.4%	43,312	17.6%
Europe	459,006	40.1%	424,169	36.9%	34,837	8.2%

Total	$1,143,026	100.0%	$1,148,886	100.0%	$(5,860)	(0.5)%

Net revenue within the Americas, Asia, and Europe segments decreased by $5.9 million for the fiscal year ended July 31, 2007, as compared to the prior fiscal year. This decrease included a decline in revenue from Kodak year over year of approximately $68.6 million in connection with a change in their supply chain model. This decline in Kodak revenue year over year affected the Americas, Asia and Europe segments by approximately $36.0 million, $3.4 million, and $29.2 million, respectively. In addition to the decline mentioned above, the net revenue in the Americas region was also negatively impacted by lower revenue of approximately $23.0 million due to a change in a client’s program. The remaining decrease in the Americas revenue of approximately $25.0 million resulted primarily from a net overall decrease in client order volumes as compared to the prior fiscal year. Within the Asia region, the net revenue growth of approximately $43.3 million as compared to the prior fiscal year resulted primarily from increased revenue of approximately $38.6 million due to a net overall increase in order volumes, new business and the launch of new programs for certain clients in addition to the contribution of revenue of approximately $8.5 million from our subsidiary in Japan, which was previously operated as a joint venture in which we had a 40% interest. ModusLink acquired full ownership of this entity on April 2, 2007. These increases were partially offset by the decline in Kodak revenue mentioned above. Within the Europe region, the net revenue growth of approximately, $34.8 million resulted primarily from a net overall increase in order volumes, new client programs and new business, offset by the decline in Kodak revenue mentioned above as compared to prior year.

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

Selling expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, travel expenses, facilities costs, consulting fees and marketing expenses. Selling expenses decreased by approximately $5.0 million for the fiscal year ended July 31, 2007 as compared to the prior fiscal year ended July 31, 2006 primarily as a result of a decrease in compensation and employee-related costs, consulting fees and travel expenses of approximately $4.1 million, $0.6 million and $0.2 million, respectively. The decrease in compensation and employee-related costs throughout the regions are the result of the reorganization of the global sales team. For the fiscal years ended July 31, 2007 and 2006, compensation and employee-related costs represented approximately 61% and 66% of total selling expenses, respectively.

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

General and administrative expenses within the Americas, Asia, and Europe operating segments consist primarily of compensation and other employee-related costs, facilities costs, information technology expenses, fees for professional services and depreciation expense. The total general and administrative expenses for these operating segments increased by approximately $8.6 million for the fiscal year ended July 31, 2007, as compared to the prior fiscal year ended July 31, 2006 primarily due to approximately a $2.1 million increase in compensation and other employee-related costs, a $1.8 million increase in professional fees, a $4.0 million increase in information technology infrastructure charges consisting primarily of global hardware and software maintenance expenses, and a $1.2 million increase related to the new ERP system. These increases were offset by a reduction of insurance expense of approximately $0.5 million. Within the Americas region, the approximately $0.5 million increase in general and administrative expenses was primarily due to approximately $0.8 million increase in information technology infrastructure charges and a $0.3 million increase associated with the new ERP system, offset by a $0.5 million decrease in compensation and employee-related costs. Within the Asia region, the approximately $6.2 million increase in general and administrative expenses was primarily due to approximately $2.0 million increase in compensation and employee-related costs, a $1.0 million increase in professional fees, a $1.9 million increase in information technology infrastructure charges and a $1.1 million increase associated with the new ERP system. Within the Europe region, the approximately $1.9 million increase in general and administrative expenses was primarily due to a $1.7 million increase in information technology infrastructure charges.

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

During the fiscal year ended July 31, 2007, the Company recorded net restructuring charges of approximately $4.6 million. These charges consisted of approximately $1.4 million relating to a workforce reduction of approximately 91 employees primarily related to the consolidation of facilities in the Netherlands in the Europe region and the elimination of redundant positions related to the Company’s hub and spoke initiative from the Americas region as well as the closure or reorganization of certain Utah facilities in the Americas region. Additionally, the Company recorded approximately, $3.2 million relating to early termination charges and unutilized lease facilities for which the Company expects to realize no future economic benefit primarily due to the restructuring activities of the Netherlands facilities in the Europe region as well as the restructuring activities from the Americas region.

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

Interest Income/Expense:

During the fiscal year ended July 31, 2007, interest income increased by approximately $4.2 million to approximately $10.4 million from $6.2 million from the prior fiscal year. The increase in interest income was the result of both higher average interest rates and higher average cash and cash equivalent and short-term investment balances during fiscal 2007 compared to the prior fiscal year.

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

During the fiscal year ended July 31, 2006, the Company recorded gains from sales of investments of approximately $19.4 million, $3.3 million and $4.6 million, respectively, resulting from acquisitions by third parties of WebtCT Inc., Realm Business Solutions, Inc. and Alibris, Inc. Additionally, a gain of approximately $0.5 million was recorded to adjust a previously recorded gain on the acquisition by a third party of Molecular Inc., an @Ventures portfolio company, due to satisfaction of conditions leading to the release of funds held in escrow. The Company also recorded a gain of approximately $2.7 million related to the sale of a building in Ireland.

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

Equity in Losses of Affiliates, net:

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain @Ventures portfolio companies that are accounted for under the equity method. Under the equity method, the Company’s proportionate share of each affiliate’s income (losses) is included in equity in income (losses) of affiliates. Equity in income (losses) of affiliates increased by approximately $1.8 million to income of approximately $1.7 million for the fiscal year ended July 31, 2007 from a loss of approximately $0.1 million for the fiscal year ended July 31, 2006 primarily as a result of an increase in net income recognized by certain of the affiliate companies. Included in equity in income (losses) of affiliates, net, for the fiscal years ended July 31, 2007 and 2006 are impairment charges of approximately $1.0 million and $0.6 million for other than temporary declines in the carrying value of certain investments in affiliates.

Income Tax Expense/(Benefit):

During the fiscal year ended July 31, 2007, the Company recorded income tax expense of approximately $7.1 million, as compared to $3.8 million for the prior fiscal year. Included in the prior year tax provision were income tax benefits of approximately $2.0 million for the reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes.

For the year ended July 31, 2007, the Company recorded a tax provision of approximately $3.7 million in the U.S. resulting from the utilization of acquired tax attributes. The utilization of acquired tax attributes results in an income tax expense and corresponding reduction to goodwill.

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

For the fiscal year ended July 31, 2006, the Company recorded a loss from discontinued operations of approximately $13.7 million primarily related to discontinued operations and sale of the Company’s marketing distribution services business, SalesLink. This business unit had previously been included within the Company’s Americas reporting segment. The $13.7 million loss from discontinued operations includes net operating charges of approximately $9.6 million and a $1.5 million loss on sale of the SalesLink’s marketing distribution services business. The Company also recorded an approximately $2.6 million impairment charge to a previously recorded loss on sale of Tallan for an other than temporary decline in the carrying value of a note receivable and warrant. The net operating charges include revenues of approximately $13.3 million, expenses of $14.6 million, a charge of $5.6 million for unutilized facility and equipment leases and a non-cash charge of $2.7 million for the write down of goodwill.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of its securities, the sale of our interests in subsidiaries, returns generated by our venture capital business and borrowings from lending institutions. As of July 31, 2008, the Company’s primary sources of liquidity consisted of cash and cash equivalents and short-term investments of $162.1 million. In addition, ModusLink has a revolving credit agreement (the “Loan Agreement”) with a bank syndicate. The Loan Agreement is a three-year $60.0 million revolving credit facility, with a scheduled maturity of October 31, 2008. Advances under the Loan Agreement may be in the form of loans or letters of credit. At July 31, 2008, there were no borrowings outstanding under the Loan Agreement. Interest on the revolving credit facility is based on Prime or the London Interbank Offered Rate “LIBOR” plus an applicable margin (ranging from 1.25% – 1.75%). The Loan Agreement is secured by all assets of ModusLink and includes certain restrictive financial covenants, which include balance sheet leverage, liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, or acquire or sell assets without prior approval from the lenders. ModusLink was in compliance with all covenants at July 31, 2008 and 2007. While we expect to seek a new Loan Agreement in fiscal year 2009, there can be no assurances that we will be able to replace the Loan Agreement on terms that are acceptable to us, or at all. In addition, ModusLink maintains credit facilities of approximately $3.4 million and $0.9 million with Japanese and Taiwanese banks, respectively. No amounts were outstanding under these facilities at July 31, 2008. The Company’s working capital at July 31, 2008 was approximately $238.7 million.

Net cash (used) provided by operating activities from continuing operations was approximately $(5.8) million and $52.6 million for the fiscal years ended July 31, 2008 and 2007, respectively. Cash flows from operating activities of continuing operations represents net income adjusted for non-cash items and changes in working capital. The $5.8 million of cash used by operating activities from continuing operations for the fiscal year ended July 31, 2008 was primarily driven by an increase in working capital, including a $13.8 million increase in inventory due to increased volumes for certain client programs and a $14.4 million increase in accounts payable due to the timing of payments, as well as by a $14.9 million net increase in the other remaining operating assets and liabilities. This use of cash was partially offset by $13.3 million of net income from continuing operations and also adjusted for non-cash items including $17.0 million of depreciation expense, $3.8 million of amortization of intangible assets, $14.0 million impairment of goodwill, $5.6 million of stock-based compensation expense and $16.1 million of non-operating gains, net. Non-operating gains relate to investments in @Ventures portfolio companies which were acquired by third parties during the year, and to foreign currency exchange losses of approximately $4.9 million which relate primarily to unhedged foreign currency exposures in Asia.

During the fiscal year ended July 31, 2007 the $52.6 million of cash provided by operating activities of continuing operations was primarily driven by net income from continuing operations of $49.1 million, partially offset by $8.7 million of non-cash net income, the driver of which was gains recognized by @Ventures upon the sale of portfolio companies. Additionally, a $12.2 million decrease in net operating assets and liabilities had a positive impact on cash flows from operating activities for the fiscal year ended July 31, 2007, driven by lower inventory balances as a result of reduced volumes on certain client programs. During the fiscal year ended July 31, 2006 the $16.6 million of cash provided by operating activities of continuing operations was primarily driven by net income from continuing operations of $28.7 million, partially offset by $8.1 million of non-cash net income driven by gains recognized by @Ventures upon the sale of portfolio companies, as well as by a $3.9 million increase in net operating assets and liabilities primarily due to higher accounts receivables balances.

We believe that our cash flows related to operating activities from continuing operations is dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are also dependent on several factors including the overall performance of the technology sector, the market for outsourcing services and consumer demand for our clients’ products, as discussed above in the “Overview” section. The intensity of the competition in our markets is expected to continue to increase and this increased competition may result in price reductions, reduced gross margins and loss of market share. A one-percentage point decline in our gross margins earned during the fiscal year ended July 31, 2008, would have resulted in an approximately $10.7 million decline in our cash flows from operating activities. We continue to focus on margin improvement, through our efforts to target new vertical markets, expand our service offerings and lower our infrastructure costs in order to improve the profitability and cash flows of our business and maintain our competitive position. We believe our hub and spoke initiative is a key enabler to drive efficiencies and lower our operating costs. We also seek to lower our cost to service clients, by moving work to lower-cost venues and establishing facilities closer to our clients to gain efficiencies.

Investing activities from continuing operations provided cash of $48.2 for the year ended July 31, 2008 and used cash of $19.7 million and $75.4 million for the fiscal years ended July 31, 2007 and 2006, respectively. The $48.2 million of cash provided by investing activities during the year ended July 31, 2008 resulted primarily from approximately $111.9 million provided by the redemption of short-term investments and $20.1 million of proceeds received related to the sale of @Ventures portfolio companies. These sources of cash were partially offset by $26.1 million of capital expenditures and $53.1 million of net cash used to acquire OCS and PTS and $4.6 million of net cash invested in @Ventures portfolio companies. The approximately $19.7 million of cash used for investing activities in fiscal 2007 resulted from approximately $24.0 million of capital expenditures, $17.4 million of investments in auction rate securities and $11.2 million of investments in affiliates. These cash uses were partially offset by approximately $35.0 million of proceeds from the acquisition by third parties of @Ventures portfolio companies as previously noted. The Company also used approximately $2.2 million, net of cash acquired, to acquire full ownership of the joint venture through which we operated in Japan. During the fiscal year ended July 31, 2006, the approximately $75.4 million of cash used for investing activities resulted from the investment of approximately $94.5 million in auction rate securities in order to increase the yields earned on our available cash, $16.5 million of capital expenditures and $6.8 million of investments in affiliates. These cash uses were partially offset by approximately $3.0 million of proceeds from the sale of our SalesLink marketing distribution services business, $2.7 million of proceeds from the sale of a building in Europe and approximately $36.5 million from the acquisition by third parties of @Ventures portfolio companies as previously noted. As of July 31, 2008, the Company had approximately $34.6 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either our short-term or long-term operating activities.

Financing activities from continuing operations used cash of $60.6 million for the year ended July 31, 2008, primarily related to repayments on the revolving line of credit of $24.8 million and $35.6 million of cash used to repurchase the Company’s common stock during the year (see Note 18 of the notes to the condensed consolidated financial statements). Financing activities from continuing operations provided cash of approximately $0.7 million for the fiscal year ended July 31, 2007 primarily as a result of proceeds from the issuance of common stock related to the exercise of employee stock options and the employee stock purchase plan. Financing activities from continuing operations used cash of approximately $0.7 million for the fiscal year ended July 31, 2006. The $0.7 million of cash used for financing activities of continuing operations during fiscal 2006 included approximately $1.2 million of proceeds from the issuance of common stock related to exercise of employee stock options and the employee stock purchase plan and approximately $1.7 million of cash used for the repayment of a mortgage in connection with the sale of a building in Europe. Also, during fiscal 2006, the Company borrowed $11.0 million under the revolving line of credit in order to support the demand for certain client products. This borrowing was repaid prior to July 31, 2006. The Company is not dependent on liquidity from our financing activities to fund either our short-term or long-term operating activities.

Given our cash resources as of July 31, 2008, the Company believes that it has sufficient working capital and liquidity to support its operations, as well as to continue to make investments through its venture capital business over the next fiscal year and for the foreseeable future. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2019. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Such leasing arrangements involve buildings and machinery and equipment as noted in Note 16 in the accompanying consolidated financial statements in Item 8 below.

ModusLink has a revolving bank credit facility of $60.0 million. As of July 31, 2008, the effective interest rate on the credit facility was LIBOR rate plus an applicable margin (ranging from 1.25%-1.75%). At July 31, 2008, there were no borrowings outstanding under the Loan Agreement.

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

Future minimum payments, including previously recorded restructuring obligations, as of July 31, 2008 are as follows:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
	(in thousands)
Operating leases	$65,153	$25,904	$30,403	$5,889	$2,957
Capital leases	404	349	55	—	—
Stadium obligations	11,200	1,600	3,200	3,200	3,200
Long-term debt	—	—	—	—	—
Purchase obligations	71,518	71,518	—	—	—
Revolving line of credit	—	—	—	—	—

Total(1)	$148,275	$99,371	$33,658	$9,089	$6,157

(1)	These Contractual Obligations do not include any reserves for income taxes under FIN 48. Because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes under FIN 48, the Contractual Obligations and Other Commitments table does not include our reserves for income taxes. As of July 31, 2008, our reserves for income taxes totaled approximately $6.2 million.

The table above excludes obligations related to the Company’s defined benefit pension plans. See Note 19 of the accompanying consolidated financial statements for a summary of our expected contributions and benefit payments for these plans.

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $4.7 million. Capital lease obligations are net of interest of approximately $0.03 million.

Total rent and equipment lease expense charged to continuing operations was approximately $30.1 million, $25.8 million and $21.3 million for the fiscal years ended July 31, 2008, 2007 and 2006, respectively.

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

From time to time, the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries or former subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. Additionally, from time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2008, the Company had no recorded liabilities with respect to these arrangements.

In 1999, a subsidiary of the Company entered into a facility lease with a term ending in November 2006. The Company issued a guaranty in connection with this lease. The Company divested of its interest in the subsidiary in 2002. During the quarter ended October 31, 2006, the Company became aware that this lease had been amended to extend the lease term through November 2016 with cumulative base rent of approximately $16.0 million. The Company has notified the former subsidiary that it disputes that it has any ongoing liability under this guaranty and hence has not recorded any reserves for this arrangement as of July 31, 2008.

The Company is also a party to litigation from time to time, which it considers routine and incidental to its business. Management does not expect the results of any of such routine and incidental litigation to have a material adverse effect on the Company’s business, results of operation or financial condition.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, intangible assets, income taxes, restructuring, valuation of long-lived assets and contingencies and litigation. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: preparing investment valuations; determining discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; determining future lease assumptions related to restructured facility lease obligations; and establishing income tax liabilities are the estimates most likely to have a material impact on our financial position and results of operations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, there can be no assurance that actual results will not differ materially from those estimates.

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

The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition”, as amended by Statement of Position 98-9 Modifications of Statement of Position 97-2, Software Revenue Recognition”, with respect to certain transactions involving the sale of software products by our subsidiary OCS. OCS did not recognize any software revenue for the fiscal year ended July 31, 2008.

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

Restructuring Expenses

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company records liabilities that primarily include estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations and other service contracts. As of July 31, 2008, the Company’s accrued restructuring balance totaled approximately $10.2 million, of which remaining contractual obligations represented approximately $8.3 million. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate experts to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10% – 20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by approximately $1.0 million to $2.1 million.

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

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the fiscal years ended July 31, 2008, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Upon adoption of SFAS No. 123(R), the Company changed its method of valuation for stock-based awards granted after August 1, 2005 to a binomial-lattice option-pricing model (“binomial-lattice model”) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS No. 123. The Company believes that the binomial-lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior. The Company uses third party analyses to assist in developing the assumptions used in its binomial-lattice model and the resulting fair value used to record compensation expense. The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award.

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

The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” The Company’s policy is to perform its annual impairment testing for all reporting units, determined to be the Americas, Europe and Asia operating segments, in the fourth quarter of each fiscal year. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Management uses third party valuation experts to assist in its determination of the fair value of reporting units subject to impairment testing. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in preparing our valuations of the Company’s reporting units for purposes of impairment testing differ materially from actual future results, the Company may record impairment charges in the future and our financial results may be materially adversely affected. During the fourth quarter of fiscal year 2008, the Company recorded a $14.0 million impairment of goodwill. See Note 11 to the consolidated financial statements for further discussion. At July 31, 2008, the Company’s carrying value of goodwill and other intangible assets totaled approximately $190.0 million and $29.3 million, respectively.

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

The Company maintains interests in several privately held companies primarily through its various venture capital funds. The Company’s venture capital business, (@Ventures), invests in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. At July 31, 2008, the Company’s carrying value of investments in privately held companies was approximately $34.6 million. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of the net earnings or losses of the investee are reflected in “Equity in income (losses) of affiliates, net” in the Company’s accompanying consolidated statements of operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company requests from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies accounted for under the equity method of accounting of approximately $2.6 million, $1.0 million, and $0.6 million for the fiscal years ended 2008, 2007, and 2006, respectively. These impairment losses are reflected in “Equity in income (losses) of affiliates, net” in the Company’s accompanying consolidated statements of operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operations in the future. We may incur additional impairment charges to our equity investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our approximately $34.6 million of investments in affiliates at July 31, 2008 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by approximately $3.5 million to $6.9 million.

At the time an equity method investee sells its stock to unrelated parties at a price in excess of its book value, the Company’s net investment in that affiliate increases. If at that time, the affiliate is not a newly formed, non-operating entity, or a research and development company, start-up or development stage company, and if the affiliate appears to have the ability to continue in existence, the Company records the increase as a gain in its accompanying consolidated statement of operations. During fiscal year 2008 no such gains had been recorded related to any @Ventures investments.

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2008 and 2007, respectively, a valuation allowance has been recorded against the gross deferred tax asset in the U.S. and certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. The Company’s federal, state and foreign net operating loss carryforwards at July 31, 2008 totaled $2.0 billion, $400.0 million and $47.6 million, respectively. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $36.5 million.

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

On August 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”, as amended by FASB Staff Position No. 48-1 (“FSP-FIN 48-1”), “Definition of Settlement in FSAB Interpretation 48”. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more likely-than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Footnote No. 19, “Income Taxes,” for additional information.

Recent Accounting Pronouncements

In August 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Standard is not expected to have a material impact on our results of operations or financial position.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for the Company beginning in fiscal 2010. The Company is currently evaluating FSP FAS 142-3 and the impact, if any, that it may have on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning in fiscal 2010. The adoption of this standard is not expected to have a material impact on the results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company beginning in fiscal 2010. The adoption of this standard is not expected to have a material impact on our results of operations or financial position. The early adoption of this standard is prohibited.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires acquiring entities in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for the Company beginning in fiscal 2010. The Company will evaluate SFAS No. 141 (R) and the impact that it may have, if any, on its results of operations or financial position. The early adoption of this standard is prohibited.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), including an amendment of SFAS No. 115, which permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning in fiscal 2009. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning in fiscal 2009. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its results of operations or financial position.

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

Interest Rate Risk

At July 31, 2008, the Company had no outstanding borrowings under its Loan Agreement with a bank syndicate and the Company had no open derivative positions with respect to its borrowing arrangements.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy and include corporate and state municipal obligations such as commercial paper, certificates of deposit and institutional market funds.

Our exposure to market risk for changes in interest rates relates primarily to our investment in short-term investments. Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. During the first quarter of fiscal 2008, the Company decided to modify its current investment strategy by reducing its investments in auction rate securities (“ARS”) and increasing its investments in more liquid money market investments. During the second quarter of fiscal year 2008, the Company divested its investment portfolio of any ARS. Previously, we had available-for-sale securities, a significant portion of which are classified as short-term investments on our accompanying consolidated balance sheet. These short-term investments consisted solely of ARS. Accordingly, as of July 31, 2008, the Company did not have any ARS investments. The ARS were adjustable-rate securities with dividend rates that are reset periodically by bidders through “Dutch auctions” generally conducted every 7 to 90 days by a trust company or broker/dealer on behalf of the issuer. We believe these securities were highly liquid investments through the related auctions; however, the collateralizing securities had stated terms of up to thirty years. These instruments were rated AAA by Moody’s and Fitch ratings.

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

Revenues from our foreign operating segments accounted for approximately 67.3% of total revenues during the fiscal year ended July 31, 2008. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

Primary currencies include Euros, Singapore Dollars, Chinese Renminbi, Hungarian Forints, Czech Koruna, Taiwan Dollars, Japanese Yen, Australian Dollars, Malaysian Ringgits and Mexican pesos. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenues and operating expenses for our international operations. Similarly, our revenues and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While we attempt to balance local currency revenue to local currency expenses to provide in effect a natural hedge, it is not always possible to completely reduce the foreign currency exchange rate risk due to competitive and other reasons. We estimate operating income was negatively impacted due to foreign currency exposure by approximately $4.5 million in the Asia region and approximately $4.0 million in the Europe region in fiscal 2008.

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the fiscal year ended July 31, 2008, we recorded foreign currency translation gains of approximately $9.5 million, which are recorded within accumulated other comprehensive income in Stockholders’ Equity in our condensed consolidated balance sheet. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the fiscal year ended July 31, 2008, we recorded foreign currency transaction losses of approximately $4.9 million which are recorded in “Other gains, net” in our consolidated statement of operations.

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

ITEM 8.— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ModusLink Global Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of ModusLink Global Solutions, Inc. and subsidiaries as of July 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ModusLink Global Solutions, Inc. and subsidiaries as of July 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 19 to the consolidated financial statements, on August 1, 2007 the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ModusLink Global Solutions, Inc.’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 14, 2008 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
October 14, 2008

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$160,585	$169,481
Available-for-sale securities	1,517	959
Short-term investments	—	111,850
Accounts receivable, trade, net of allowance for doubtful accounts of $2,358 and $1,072 at July 31, 2008 and 2007, respectively	213,096	185,574
Inventories	85,897	60,945
Prepaid expenses and other current assets	12,820	11,659
Current assets of discontinued operations	—	91

Total current assets	473,915	540,559

Property and equipment, net	74,889	55,107
Investments in affiliates	34,558	30,460
Goodwill	190,012	178,276
Other intangible assets, net	29,292	11,719
Other assets	7,894	3,007

	$810,560	$819,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	349	459
Accounts payable	168,190	151,233
Current portion of accrued restructuring	6,297	5,342
Accrued income taxes	1,027	7,288
Accrued expenses	52,817	50,710
Other current liabilities	3,653	2,539
Current liabilities of discontinued operations	2,840	2,782

Total current liabilities	235,173	220,353

Revolving line of credit	—	24,786
Long-term portion of accrued restructuring	3,871	5,136
Obligations under capital leases, less current installments	55	329
Other long-term liabilities	21,648	11,757
Non-current liabilities of discontinued operations	3,839	1,698
Commitments and contingencies (See Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding as of July 31, 2008 and July 31, 2007	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and outstanding 48,685,784 shares at July 31, 2008 and 48,574,496 shares at July 31, 2007	491	490
Additional paid-in capital	7,471,230	7,465,712
Treasury stock, at cost 2,983,854 shares at July 31, 2008	(35,268)	—
Accumulated deficit	(6,909,776)	(6,918,904)
Accumulated other comprehensive income	19,297	7,771

Total stockholders’ equity	545,974	555,069

	$810,560	$819,128

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended July 31,
	2008	2007	2006
Net revenue	$1,068,207	$1,143,026	$1,148,886
Operating expenses:
Cost of revenue	930,629	1,011,961	1,030,655
Selling	16,517	15,085	20,068
General and administrative	97,452	91,751	83,233
Amortization of intangible assets	3,773	4,821	4,824
Impairment of goodwill	14,000	—	—
Restructuring, net	5,465	4,643	9,521

Total operating expenses	1,067,836	1,128,261	1,148,301

Operating income	371	14,765	585

Other income:
Interest income	8,097	10,437	6,218
Interest expense	(1,502)	(2,532)	(2,813)
Other gains, net	16,149	31,874	28,518
Equity in income (losses) of affiliates, net	589	1,726	(49)

	23,333	41,505	31,874

Income from continuing operations before income taxes	23,704	56,270	32,459
Income tax expense	10,425	7,135	3,780

Income from continuing operations	13,279	49,135	28,679
Discontinued operations, net of income taxes:
(Loss) Income from discontinued operations	(4,151)	276	(13,734)

Net income	$9,128	$49,411	$14,945

Basic and Diluted earnings per share:
Earnings from continuing operations	$0.28	$1.00	$0.60
(Loss) Income from discontinued operations	(0.09)	0.01	(0.30)

Earnings available to common stockholders	$0.19	$1.01	$0.30

Shares used in computing basic earnings per share	47,747	48,455	48,284

Shares used in computing diluted earnings per share	47,901	48,833	48,617

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common stock	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Deferred compensation	Accumulated deficit	Total stockholders’ equity
Balance at July 31, 2005 (48,457,778 shares)	$485	$—	$7,458,212	$1,991	$(6,213)	$(6,983,260)	$471,215

Comprehensive income, net of taxes:
Net income	—	—	—	—	—	14,945	14,945
Other comprehensive income:
Net unrealized holding gain arising during period	—	—	—	2,278	—	—	2,278
Reclassification adjustment for net realized loss included in net income	—	—	—	83	—	—	83
Foreign currency translation adjustment arising during the period	—	—	—	1,937	—	—	1,937

Total comprehensive income	—	—	—	—	—	—	19,243

Issuance of common stock pursuant to employee stock purchase plans and stock options (156,231 shares)	2	—	1,180	—	—	—	1,182
Nonvested Stock Grants, net of forfeitures (34,444 shares)	1	—	1,591	—	—	—	1,592
Stock based compensation expense	—	—	4,825	—	—	—	4,825
Effect of subsidiaries’ equity transaction	—	—	(142)	—	—	—	(142)
Reclassification of deferred compensation upon adoption of SFAS 123(R)	—	—	(6,213)	—	6,213	—	—

Balance at July 31, 2006 (48,457,678 shares)	$488	$—	$7,459,453	$6,289	$—	$(6,968,315)	$497,915

Comprehensive income, net of taxes:
Net income	—	—	—	—	—	49,411	49,411
Other comprehensive income:
Net unrealized holding loss arising during period	—	—	—	(1,595)	—	—	(1,595)
Foreign currency translation adjustment arising during the period	—	—	—	2,674	—	—	2,674
Impact of adoption of SFAS No. 158	—	—	—	403	—	—	403

Total comprehensive income	—	—	—	—	—	—	50,893

Issuance of common stock pursuant to employee stock purchase plans and stock options (110,523 shares)	1	—	1,063	—	—	—	1,064
Nonvested Stock Grants (132,469 shares)	1	—	1,614	—	—	—	1,615
Stock based compensation expense	—	—	3,582	—	—	—	3,582

Balance at July 31, 2007 (48,891,343 shares)	$490	$—	$7,465,712	$7,771	$—	$(6,918,904)	$555,069

Comprehensive income, net of taxes:
Net income	—	—	—	—	—	9,128	9,128
Other comprehensive income:
Net unrealized holding loss arising during period	—	—	—	423	—	—	423
Minimum pension liability	—	—	—	1,620	—	—	1,620
Foreign currency translation adjustment arising during the period	—	—	—	9,483	—	—	9,483

Total comprehensive income	—	—	—	—	—	—	20,654

Issuance of common stock pursuant to employee stock purchase plans and stock options (33,600 shares)	1	—	283	—	—	—	284
Nonvested Stock Grants (168,168 shares)	—	—	1,922	—	—	—	1,922
Nonvested stock forfeitures	—	—	(364)	—	—	—	(364)
Stock based compensation expense	—	—	3,677	—	—	—	3,677
Repurchase of common stock (2,983,854 shares)	—	(35,268)	—	—	—	—	(35,268)

Balance at July 31, 2008 (49,061,660 shares)	$491	$(35,268)	$7,471,230	$19,297	$—	$(6,909,776)	$545,974

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended July 31,
	2008	2007	2006
Cash flows from operating activities of continuing operations:
Net income	$9,128	$49,411	$14,945
(Loss) income from discontinued operations	(4,151)	276	(13,734)

Income from continuing operations	13,279	49,135	28,679
Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operations, net of effect of acquired businesses:
Depreciation	17,008	15,028	11,021
Impairment of goodwill	14,000	—	—
Amortization of intangible assets	3,773	4,821	4,824
Stock-based compensation	5,599	5,184	6,417
Non-cash restructuring charges, net	428	(138)	329
Non-operating gains, net	(16,149)	(31,874)	(28,006)
Equity in (income) losses of affiliates, net	(589)	(1,726)	49
Gain on sale of building	—	—	(2,749)
Changes in operating assets and liabilities, excluding effects from acquired and divested subsidiaries:
Trade accounts receivable, net	(2,785)	1,954	(9,601)
Inventories	(13,812)	20,962	1,567
Prepaid expenses and other current assets	346	659	(523)
Accounts payable, accrued restructuring and accrued expenses	(14,356)	(7,350)	3,591
Refundable and accrued income taxes, net	2,470	1,348	2,076
Other assets and liabilities	(15,004)	(5,376)	(1,038)

Net cash (used in) provided by operating activities of continuing operations	(5,792)	52,627	16,636

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(26,057)	(23,962)	(16,498)
Proceeds from the sale of available-for-sale securities	—	—	69
Redemption (purchase) of short-term investments	111,850	(1,317,800)	(485,000)
Maturities of short-term investments	—	1,300,400	390,550
Net proceeds from sale of building	—	—	2,749
Investments in affiliates	(4,613)	(11,178)	(6,800)
Proceeds from affiliate distributions	20,060	35,008	36,484
Business acquisitions, net of cash acquired	(53,048)	(2,165)	—
Cash impact of divestitures of subsidiaries, net	—	—	3,000

Net cash (used in) provided by investing activities of continuing operations	48,192	(19,697)	(75,446)

Cash flows from financing activities of continuing operations:
Repayments of long-term debt	—	—	(1,670)
Repayments on capital lease obligations	(469)	(385)	(258)
Repayments of revolving line of credit	(24,786)	—	(11,000)
Proceeds from revolving line of credit	—	—	11,000
Proceeds from issuance of common stock	284	1,064	1,182
Repurchase of common stock	(35,613)	—	—

Net cash (used in) provided by financing activities of continuing operations	(60,584)	679	(746)

Cash flows from discontinued operations:
Operating cash flows	(1,860)	272	(2,554)
Investing cash flows	—	—	(406)

Net cash provided by (used in) discontinued operations	(1,860)	272	(2,960)

Net effect of exchange rate changes on cash and cash equivalents	11,148	3,872	1,761
Net increase (decrease) in cash and cash equivalents	(8,896)	37,753	(60,755)
Cash and cash equivalents at beginning of year	169,481	131,728	192,483

Cash and cash equivalents at end of year	$160,585	$169,481	$131,728

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”), Open Channel Solutions, Inc. (“OCS”) and PTS Electronics (“PTS”), provides end-to-end global supply chain management solutions that help businesses market, sell, distribute and repair their products and services. In addition, ModusLink Global Solutions’ venture capital business, @Ventures, invests in a variety of technology ventures. ModusLink services technology-based clients in the computing, software, consumer electronics, storage and communications markets. On March 18, 2008, ModusLink Global Solutions acquired OCS for approximately $13.7 million in cash. ModusLink Global Solutions previously had an equity interest in OCS through @Ventures, which interest was originally acquired when ModusLink Global Solutions acquired Modus Media, Inc. OCS provides solutions that manage entitlements for software licenses, maintenance and support subscriptions, hardware features and rights-managed content. On May 2, 2008, the Company acquired PTS for approximately $45.8 million in cash. PTS provides consumer-electronics service repair and reverse logistics services. On April 2, 2007, ModusLink acquired full ownership of the joint venture through which it operated in Japan. ModusLink previously had a 40% interest in this entity. The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986. ModusLink Global Solutions’ address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

ModusLink Global Solutions’ business strategy in recent years has led to the development, acquisition and operation of majority-owned subsidiaries focused on supply chain management services, as well as the investment in emerging, innovative and promising technology companies.

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

Reverse Stock Split

In September 2007, the Company’s Board of Directors authorized the Company to proceed with a 1-for-10 reverse stock split as described in Note 4. All common share information (including information related to options to purchase common stock ) and all “per share” information related to our common stock in the consolidated financial statements have been restated to reflect the one-for-ten reverse stock split.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis the Company evaluates its estimates including those related to revenue recognition, inventories, investments, intangible assets, income taxes, restructuring, valuation of long-lived assets, impairments, contingencies and litigation. Accounting estimates are based on historical experience and various assumptions that are considered reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, actual results could differ materially from those estimated.

Revenue Recognition

The Company derives its revenue primarily from the sale of products, supply chain management services and other services. Revenue is recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed or services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured in accordance with the SEC Staff Accounting Bulletin No. 104 (“SAB No. 104”). The Company also follows the guidance of the FASB Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major client contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its clients. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to clients as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition”, with respect to certain transactions involving the sale of software products by our subsidiary OCS. OCS did not recognize any software revenue for the fiscal year ended July 31, 2008.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts and notes receivable, accounts payable, non-current liabilities and the revolving line of credit approximate fair value because of the short maturity of these instruments. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company requests from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies accounted for under the equity method of accounting of approximately $2.6 million, $1.0 million, and $0.6 million for the fiscal years ended 2008, 2007, and 2006, respectively. These impairment losses are reflected in “Equity in income (losses) of affiliates, net” in the Company’s accompanying consolidated statements of operations.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is primarily determined by the first-in, first-out (“FIFO”) method.

Inventories consisted of the following:

	July 31,
	2008	2007
	(in thousands)
Raw materials	$59,459	$42,388
Work-in-process	3,756	934
Finished goods	22,682	17,623

	$85,897	$60,945

Long-Lived Assets, Goodwill and Other Intangible Assets

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. SFAS No. 144 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group, including property and equipment and other intangible assets, exceeds its fair value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management uses third party valuation reports to assist in its determination of fair value.

The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” The Company’s policy is to perform its annual impairment testing for all reporting units, determined to be the Americas, Europe and Asia operating segments, in the fourth quarter of each

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal year. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and on projections of future operating performance. Management uses third party valuation experts to assist in its determination of the fair value of reporting units subject to impairment testing. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in estimating our valuations of the Company’s reporting units for purposes of impairment testing differ materially from actual future results, the Company may record impairment charges in the future and our financial results may be materially adversely affected. During the fourth quarter of fiscal year 2008, as a result of its required annual impairment analysis and in connection with the preparation of our annual financial statements, the Company recorded a $14.0 million impairment to goodwill related to the Company’s European operating segment. See Note 11 for additional discussion regarding goodwill.

Restructuring Expenses

The Company follows the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company records liabilities that primarily include estimated severance and other costs related to employee benefits and certain estimated costs related to equipment and facility lease obligations and other service contracts. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts.

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

Buildings	32 years
Machinery & equipment	3 to 5 years
Furniture & fixtures	5 to 7 years
Automobiles	5 years
Leasehold improvements	5 to 7 years
Software	3 to 8 years

Maintenance and repairs are charged to operating expenses as incurred. Major renewals and betterments are added to property and equipment accounts at cost.

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2008 and 2007, respectively, a valuation allowance has been recorded against the gross deferred tax asset in the U.S. and

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly.

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

On August 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”, as amended by FASB Staff Position No. 48-1 (“FSP-FIN 48-1”), “Definition of Settlement FASB Interpretation 48”. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more likely-than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Footnote No. 19, “Income Taxes,” for additional information.

Earnings (Loss) Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. The dilutive effects of common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Approximately 0.2 million, 0.4 million and 0.3 million weighted average common stock equivalents were included in the denominator in the calculation of dilutive earnings per share for the years ended July 31, 2008, 2007 and 2006, respectively. Approximately 1.7 million, 0.6 million and 0.7 million common stock equivalent shares and approximately 0.1 million, 0.1 million and 0.1 million nonvested shares were excluded from the denominator in the diluted earnings per share calculation for the years ended July 31, 2008, 2007 and 2006, respectively, as their inclusion would have been antidilutive.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. SFAS No. 123(R) requires forfeitures to be estimated at the time of

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the fiscal years ended July 31, 2008, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to July 31, 2005 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Major Clients and Concentration of Credit Risk

Sales to three clients, Hewlett-Packard, Advanced Micro Devices and SanDisk Corporation, accounted for approximately 24%, 11% and 10%, respectively, of the Company’s consolidated net revenue for the fiscal year ended July 31, 2008. Sales to two clients, Hewlett-Packard and Advanced Micro Devices, accounted for approximately 31% and 11%, respectively, of the Company’s consolidated net revenue for the fiscal year ended July 31, 2007. Sales to two clients, Hewlett-Packard and Kodak, accounted for approximately 30% and 11%, respectively, of the Company’s consolidated net revenue for the fiscal year ended July 31, 2006. During fiscal 2008 and 2007 five clients accounted for approximately 55% and 62% of the Company’s consolidated net revenue, respectively. Accounts receivable from these clients amounted to approximately 36% and 42% of our total trade accounts receivable balance at July 31, 2008 and 2007, respectively. To manage risk, the Company performs ongoing credit evaluations of its clients’ financial condition. The Company generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectibility of accounts receivable.

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

Derivative Instruments and Hedging Activities

The Company periodically enters into forward foreign currency exchange rate contracts to manage exposures to certain foreign currencies. The fair value of the Company’s foreign currency exchange rate contracts is estimated based on the foreign currency exchange rates as of July 31, 2008. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. As of July 31, 2008, the Company did not have any open forward foreign currency exchange rate contracts.

The Company believes that its forward foreign currency exchange rate contracts economically function as effective hedges of the underlying exposures; however, the forward foreign currency exchange rate contracts do not meet the specific criteria for hedge accounting defined in SFAS No. 133, thus requiring the Company to record all changes in the fair value of these contracts in earnings in the period of the change. Unrealized gains or losses are included in “Other gains (losses), net” in the Company’s accompanying consolidated statements of operations and these amounts were not material for the three years presented.

Recent Accounting Pronouncements

In August 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

published by the IASB. Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Standard is not expected to have a material impact on our results of operations or financial position.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Asset. FSP FAS 142-3 is effective for the Company beginning in fiscal 2010. The Company is currently evaluating FSP FAS 142-3 and the impact, if any, that it may have on its results of operations or financial position.

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

In December 2007, the FASB issued, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company beginning in fiscal 2010. The adoption of this Standard is not expected to have an impact on our results of operations or financial position. The early adoption of this Standard is prohibited.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141 (R) requires acquiring entities in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for the Company beginning in fiscal 2010. The Company will evaluate SFAS No. 141(R) and the impact that it may have, if any, on its results of operations or financial position. The early adoption of this Standard is prohibited.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), including an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning in fiscal 2009. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the disclosure requirements related to fair value measurements. SFAS No. 157 is effective for the Company beginning in fiscal 2009, with the exception of the fair value measurement requirements for nonfinancial assets and liabilities which are effective beginning in fiscal 2010. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its results of operations or financial position.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	CHANGE IN ACCOUNTING ESTIMATE

In accordance with its policy, the Company reviews its estimate of the useful lives of its fixed assets on an ongoing basis. In the second quarter of fiscal 2008, the review indicated that the anticipated life of our new enterprise resource planning system is longer than the original estimated useful life used for depreciation purposes in the Company’s financial statements. As a result, effective November 1, 2007, the Company changed this estimate from 5 years to 8 years to better reflect the estimated periods during which the system will remain in service. The effect of this change in the estimate on the financial statements for the year ended July 31, 2008 is an increase in income from continuing operations and net income of $1.4 million and an increase in earnings per share of $0.03.

(4)	1-FOR-10 REVERSE STOCK SPLIT

In September 2007, the Company’s Board of Directors authorized the Company to proceed with a 1-for-10 reverse stock split, which became effective at 11:59 p.m. on October 31, 2007, which had been approved by the Company’s stockholders at the Annual Meeting of Stockholders on December 6, 2006. ModusLink Global Solutions’ common stock began trading at the split-adjusted level on November 1, 2007.

As the reverse stock split proportionally reduced the issued and outstanding shares of common stock of the Company, without any change to the authorized number of shares or par value, the “Common stock” balance on the condensed consolidated balance sheet as of July 31, 2007, and all per share data contained in this Annual Report on Form 10-K, unless otherwise indicated, has been adjusted to reflect the 1-for-10 reverse stock split assuming the reverse stock split occurred August 1, 2005.

(5)	BUSINESS COMBINATIONS

Acquisition of PTS Electronics: On May 2, 2008, the Company acquired PTS Electronics (“PTS”), pursuant to the terms of a definitive Purchase Agreement (the “PTS Acquisition”). PTS, which has facilities in Bloomington and Indianapolis, Indiana, is an independent consumer-electronics service repair and reverse logistics provider in the United States. PTS has approximately 500 technical and support staff. The Company paid the former stockholders of PTS total cash consideration of $44.9 million at closing. The Company incurred $0.9 million of direct acquisition costs.

The Company performs a valuation to allocate the purchase price between assets, liabilities and identified intangible assets. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed as the date of acquisition. The Company is in the process of finalizing the purchase accounting for the acquisition, thus, the allocation of the purchase price is subject to change.

	Total	Life (In Years)
	(in thousands)
Net book value of assets and liabilities acquired	$12,260
Acquired intangible assets	14,400	8 to 10 Years
Goodwill	19,150

Total purchase price	$45,810

The PTS Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing from the acquisition date of May 2, 2008, are included in the Company’s accompanying consolidated statements of operations. Pro forma financial information related to the PTS Acquisition is not presented as the effect of this acquisition was not material to the Company’s results of operations, financial position or cash flows.

Acquisition of Open Channel Solutions, Inc.: On March 18, 2008, the Company acquired Open Channel Solutions, Inc. (“OCS”) pursuant to the terms of an Agreement and Plan of Merger dated February 19, 2008 (the “Merger Agreement”) by and among ModusLink Global Solutions, Octagon Corporation, a wholly owned subsidiary of ModusLink Global Solutions (“Merger Sub”), OCS and Edward Rose, as OCS shareholder representative. Pursuant to the Merger Agreement, on March 18, 2008, Merger Sub was merged with and into OCS, with OCS continuing as the surviving corporation and wholly owned subsidiary of ModusLink Global Solutions. ModusLink Global Solutions previously had an equity interest in OCS through @Ventures, which interest was originally acquired when ModusLink Global Solutions acquired Modus Media, Inc. in August 2004. By virtue of the Merger Agreement, ModusLink Global Solutions acquired approximately the 83% equity interest of OCS which it did not

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previously own for approximately $13.3 million in cash, bringing the Company’s ownership of OCS’s outstanding equity to 100%. OCS, which is headquartered in Dedham, Massachusetts, provides solutions that manage entitlements for software licenses, maintenance and support subscriptions, hardware features and rights-managed content. The Company incurred $0.4 million of direct acquisition costs.

The Company performs a valuation to allocate the purchase price between assets, liabilities and identified intangible assets. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed as the date of acquisition. The Company is in the process of finalizing the purchase accounting for the acquisition, thus, the allocation of the purchase price is subject to change.

	Total	Life (In Years)
	(in thousands)
Net book value of assets and liabilities acquired	$604
Acquired intangible assets	6,889	5 to 7 Years
Goodwill	6,179

Total purchase price	$13,672

The OCS acquisition has been accounted for as a purchase transaction, and accordingly, the results of operations commencing from the acquisition date of March 18, 2008, are included in the Company’s accompanying consolidated statements of operations. Pro forma financial information related to the OCS Acquisition is not presented as the effect of this acquisition was not material to the Company’s results of operations, financial position or cash flows.

(6)	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Investments with maturities greater than 90 days to twelve months at the time of purchase, are considered short-term and classified as available-for-sale.

During the first quarter of fiscal year 2008, the Company decided to modify its investment strategy by reducing its investments in Auction Rate Securities (“ARS”) and increasing its investments in more liquid money market investments. During the second quarter of fiscal year 2008 the Company divested its investment portfolio of any ARS. Accordingly, as of July 31, 2008 the Company did not have any ARS investments.

As of July 31, 2007, the Company had short-term investments in ARS of approximately $111.8 million. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities had certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. These ARS were classified as short-term investments on the accompanying consolidated balance sheets due to management’s ability and intent regarding these securities and were accounted for as available-for-sale, in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” As of July 31, 2007, there were no unrealized gains or losses associated with these investments as cost approximated fair value.

(7)	STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	July 31,
	2008	2007	2006
	(in thousands)
Cash paid for interest	$1,432	$2,346	$2,950
Cash paid for income taxes	$10,046	$4,621	$1,575

Significant non-cash financing activities during fiscal 2008, 2007 and 2006 included the issuance of approximately 0.2 million, 0.1 million and 0.06 million shares of nonvested ModusLink Global Solutions common stock, respectively, valued at approximately $2.2 million, $2.4 million and $0.9 million, respectively, to certain executives of the Company.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)	SEGMENT INFORMATION

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

Management evaluates segment performance based on segment net revenue, operating income/ (loss) and “Non-GAAP operating income/(loss)”, which is defined as the operating income/(loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets and stock-based compensation. The Company believes that its Non-GAAP measure of operating income/(loss) provides investors with a useful supplemental measure of the Company’s operating performance by excluding the impact of non-cash charges and restructuring activities. Each of the excluded items (depreciation, long-lived asset impairment, restructuring, amortization of intangible assets, stock-based compensation and non-cash charges) were excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses Non-GAAP operating income/(loss) to assist in evaluating the performance of the Company’s core operations. Non-GAAP operating income/(loss) does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies. These Non-GAAP results should not be evaluated in isolation of, or as a substitute for, the Company’s financial results prepared in accordance with U.S. GAAP.

Our international operations subject us to exposure to foreign currency exchange rate fluctuations. Revenues and related expenses generated from our international segments are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, Singapore Dollars, Czech Koruna, Hungarian Forints, Chinese Renminbi, Taiwan Dollars, Malaysian Ringgits, Australian Dollars, Japanese Yen and Mexican pesos. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues and operating expenses for our Asia and Europe segments. Similarly, our revenues and operating expenses will decrease for our Asia and Europe segments when the U.S. dollar strengthens against foreign currencies.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information of the Company’s continuing operations by operating segment and the Other category is as follows:

	Years Ended July 31,
	2008	2007	2006
	(in thousands)
Net revenue:
Americas	$348,817	$395,084	$479,093
Asia	316,739	288,936	245,624
Europe	402,651	459,006	424,169

	$1,068,207	$1,143,026	$1,148,886

Operating income:
Americas	$(1,078)	$11,455	$18,049
Asia	41,334	29,808	19,018
Europe	(22,284)	(10,126)	(19,996)

Sub-total	17,972	31,137	17,071
Other	(17,601)	(16,372)	(16,486)

	$371	$14,765	$585

Non-GAAP operating income:
Americas	$12,314	$22,249	$25,882
Asia	49,580	38,234	26,179
Europe	(1,376)	(2,572)	(7,161)

Sub-total	60,518	57,911	44,900
Other	(14,302)	(13,470)	(12,532)

	$46,216	$44,441	$32,368

Non-GAAP operating income	$46,216	$44,441	$32,368
Adjustments:
Depreciation	(17,008)	(15,028)	(11,021)
Impairment of goodwill	(14,000)	—	—
Amortization of intangible assets	(3,773)	(4,821)	(4,824)
Stock-based compensation	(5,599)	(5,184)	(6,417)
Restructuring, net	(5,465)	(4,643)	(9,521)

GAAP operating income	$371	$14,765	$585
Other income	23,333	41,505	31,874
Income tax expense (benefit)	10,425	7,135	3,780
Income (loss) from discontinued operations	(4,151)	276	(13,734)

Net income	$9,128	$49,411	$14,945

	July 31,
	2008	2007
	(in thousands)
Total assets of continuing operations:
Americas	$290,412	$234,405
Asia	248,000	231,806
Europe	189,187	188,947

Sub-total	727,599	655,158
Other	82,961	163,879

	$810,560	$819,037

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 31, 2008 approximately 59%, 29% and 12% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2007 approximately 43%, 38% and 19% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively.

(9)	DISCONTINUED OPERATIONS AND DIVESTITURES

For the year ended July 31, 2008, the Company recorded a net loss from discontinued operations of approximately $4.2 million primarily related to adjustments to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding rental income.

For the year ended July 31, 2007, the Company recorded income from discontinued operations of approximately $0.3 million primarily related to adjustments to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding rental income.

For the year ended July 31, 2006, the Company recorded a loss from discontinued operations of approximately $13.7 million primarily related to the discontinued operations and sale of the Company’s marketing distribution services business, SalesLink. This business unit had previously been included within the Company’s Americas reporting segment. The $13.7 million loss from discontinued operations is comprised of a net operating loss of $9.6 million and a $1.5 million loss on sale of SalesLink’s marketing distribution services business. The Company also recorded a $2.6 million impairment charge to a previously recorded loss on sale of Tallan for an other than temporary decline in the carrying value of a note receivable and warrant. The net operating charges include revenues of $13.3 million, expenses of $14.6 million, a charge of $5.6 million for unutilized facility and equipment leases and a non-cash charge of $2.7 million for the write down of goodwill.

Summarized financial information for the discontinued operations of the Company are as follows:

	Years Ended July 31,
	2008	2007	2006
	(in thousands)
Results of operations:
Net revenues	$—	$—	$13,267
Total expenses	(4,151)	276	(22,861)

Net income (loss) from discontinued operations	(4,151)	276	(9,594)
Adjustment to loss on sale of Tallan	—	—	(2,585)
Loss on sale of SalesLink	—	—	(1,555)

Net (loss) income from discontinued operations	$(4,151)	$276	$(13,734)

	July 31,
	2008	2007
	(in thousands)
Financial position:
Current assets	$—	$91
Current liabilities	(2,840)	(2,782)
Non-current liabilities	(3,839)	(1,698)

Net liabilities of discontinued operations	$(6,679)	$(4,389)

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)	PROPERTY AND EQUIPMENT

Property and equipment at cost, consists of the following:

	July 31,
	2008	2007
	(in thousands)
Buildings	$23,125	$19,419
Machinery and equipment	29,380	29,772
Leasehold improvements	14,472	10,458
Software	35,141	25,335
Other	10,660	9,347

	$112,778	$94,331
Less: Accumulated depreciation and amortization	(37,889)	(39,224)

Net property and equipment, at cost	$74,889	$55,107

Assets under capital leases which are included in the amounts above are summarized as follows:

	July 31,
	2008	2007
	(in thousands)
Buildings	$4,475	$3,929
Machinery and equipment	348	304
Other	46
Less: Accumulated amortization	(4,481)	(3,568)

	$388	$665

The Company recorded depreciation expense of approximately $17.0 million, $15.0 million and $11.0 million for the fiscal years ended July 31, 2008, 2007 and 2006, respectively. Depreciation expense within the Americas, Europe and Asia regions was approximately $4.8 million, $6.5 million and $5.7 million, respectively, for fiscal 2008, $4.2 million, $5.3 million and $5.5 million, respectively, for fiscal 2007 and $3.3 million, $3.6 million and $4.1 million, respectively, for fiscal 2006. Amortization of assets recorded under capital leases is included in the depreciation expense amounts.

(11)	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill allocated to the Company’s operating segments are as follows:

	Americas	Europe	Asia	Total
	(in thousands)
Balance as of July 31, 2006	$78,625	$30,743	$71,871	$181,239
Purchase price adjustments from acquisition of Modus	(3,719)	(478)	449	(3,748)
Goodwill from acquisition of Japan-based joint venture	—	—	785	785

Balance as of July 31, 2007	$74,906	$30,265	$73,105	$178,276
Purchase price adjustments from acquisition of Modus	(279)	(157)	843	407
Goodwill from the acquisition of OCS	6,179	—	—	6,179
Goodwill from the acquisition of PTS	19,150	—	—	19,150
Impairment charge	—	(14,000)	—	(14,000)

Balance as of July 31, 2008	$99,956	$16,108	$73,948	$190,012

During the fourth quarter of fiscal year 2008, the Company completed its annual impairment analysis of goodwill in accordance with SFAS No. 142. As a result of the impairment analysis and in connection with the preparation of its annual financial statements, the Company recorded a goodwill impairment charge of $14.0 million within the Europe operating segment.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of the Europe segment was evaluated in the fourth quarter of fiscal year 2008 by weighting a combination of the present value of our discounted anticipated future operating cash flows and values based on market multiples implied by the purchase price paid for comparable companies. As a result of the evaluation, the Company determined that the book value of the Europe operating segment was in excess of its estimated fair value and accordingly recorded the impairment charge. The non-cash goodwill impairment charge is related to the Company's Europe operating segment for which the goodwill balance had been $30.3 million. The goodwill subject to impairment was recorded upon the 2004 acquisition of Modus Media, Inc.

During the fiscal year ended July 31, 2008, approximately $25.3 million of goodwill was recognized in the Americas region as a result of ModusLink Global Solutions’ acquisition of OCS and PTS. Additionally, the total of the purchase accounting adjustments recorded during the year ended July 31, 2008 were approximately $0.4 million. A net adjustment of $0.4 million was recorded related to tax contingencies from tax audits in a foreign jurisdiction and adjustments to pre-acquisition deferred tax attributes. The purchase price of the assets acquired and the liabilities assumed in a business combination are subject to an allocation period in accordance with SFAS No. 141, “Business Combinations.” In connection with the acquisition of Modus Media, Inc. in August 2004, the allocation period for all adjustments other than those related to tax carryforwards and contingencies expired October 31, 2005, while the allocation period for certain tax adjustments and contingencies remained open in accordance with SFAS No. 109, “Accounting for Income Taxes” until the Company adopted FIN 48.

During the fiscal year ended July 31, 2007, total purchase accounting adjustments recorded were approximately $3.0 million. An adjustment of $1.1 million was recorded related to a tax contingency arising from a tax audit by the local tax authorities in Asia for a period prior to the acquisition of Modus Media, Inc., which was offset by adjustments related to the utilization of pre-acquisition net operating losses in the Americas, Europe and Asia regions of approximately $3.7 million, $0.5 million and $0.6 million, respectively. Additionally, approximately $0.8 million of goodwill was recognized in Asia as a result of ModusLink acquiring full ownership of the joint venture through which it operated in Japan. ModusLink previously had a 40% interest in the entity.

The components of intangible assets are as follows (in thousands):

	July 31, 2008				July 31, 2007
	Gross Carrying Amount	Accumulated amortization	Net Book Value	Weighted average amortization period	Gross Carrying Amount	Accumulated amortization	Net Book Value	Weighted average amortization period
Client Relationships	$35,156	$12,292	$22,864	7 to 10 years	$20,500	$8,781	$11,719	7 years
Developed Technology	8,592	3,700	4,892	3 to 8 years	3,500	3,500	—	3 years
Trade Names	3,705	2,246	1,459	3 to 8 years	2,190	2,190	—	3 years
Non-competes	483	406	77	1 to 5 years	400	400	—	1 year

Total	$47,936	$18,644	$29,292		$26,590	$14,871	$11,719

Amortization expense for intangible assets for the years ended July 31, 2008, 2007 and 2006 totaled approximately $3.8 million, $4.8 million and $4.8 million, respectively. The amortization of intangible assets for the fiscal year ended July 31, 2008, 2007 and 2006 would have been primarily allocated to selling expenses had the Company recorded the expenses within the functional operating expense categories.

Estimated annual amortization expense for intangible assets for the next five years ending July 31, is as follows:

Fiscal Year	Amount
(in thousands)
2009	$5,555
2010	$5,555
2011	$5,555
2012	$2,626
2013	$2,623

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)	RESTRUCTURING

The Company’s restructuring initiatives during the fiscal years ended July 31, 2008, 2007 and 2006 involved strategic decisions to exit certain businesses and to reposition certain on-going businesses of the Company. Restructuring charges consisted primarily of contractual obligations related to facilities and equipment, and employee severance charges as a result of workforce reductions. The Company records charges related to operating leases with no future economic benefit to the Company as a result of the abandonment of facilities.

The following tables summarize the activity in the restructuring accrual for the fiscal years ended July 31, 2008, 2007 and 2006:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2005	$1,409	$17,754	$—	$19,163

Restructuring accrual—Modus acquisition	3,504	773	—	4,277
Restructuring charges	5,602	3,622	329	9,553
Restructuring adjustments	(347)	315	—	(32)
Cash paid	(8,647)	(11,786)	—	(20,433)
Non-cash adjustments	—	—	(329)	(329)

Accrued restructuring balance at July 31, 2006	$1,521	$10,678	$—	$12,199

Restructuring charges	1,386	3,078	236	4,700
Restructuring adjustments	—	101	(158)	(57)
Cash (paid) received	(1,886)	(4,540)	83	(6,343)
Non-cash adjustments	140	—	(161)	(21)

Accrued restructuring balance at July 31, 2007	$1,161	$9,317	$—	$10,478

Restructuring charges	2,465	1,325	406	4,196
Restructuring adjustments	(438)	1,752	(45)	1,269
Cash (paid) received	(1,346)	(3,908)	110	(5,144)
Non-cash adjustments	6	(166)	(471)	(631)

Accrued restructuring balance at July 31, 2008	$1,848	$8,320	$—	$10,168

It is expected that the payments of employee-related charges will be substantially completed by November 30, 2009. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the current and previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by May 2012.

The net restructuring charges for the fiscal years ended July 31, 2008, 2007 and 2006 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	July 31,
	2008	2007	2006
	(in thousands)
Cost of revenue	$3,958	$1,081	$4,930
Selling	221	400	686
General and administrative	1,286	3,162	3,905

	$5,465	$4,643	$9,521

During the fiscal year ended July 31, 2008, the Company recorded a net restructuring charge of approximately $5.5 million. These charges consisted of approximately $1.8 million for severance costs relating to the shutdown of facilities in Newark, California, Austin, Texas and Chicago, Illinois and the corresponding reduction in the workforce at each location. The workforces at the Newark, Austin and Chicago facilities were reduced by approximately 39, 79 and 12 employees, respectively, during the year ended July 31, 2008. No restructuring charges have been incurred related to lease obligations as a result of the shut down of the Austin and Chicago facilities, as the shut downs coincided with the expirations of the current lease terms. In addition, the

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company incurred a $1.2 million charge relating to the unutilized leased facility in Newark, California and the impairment of certain assets held at that facility for the year ended July 31, 2008, as well as $1.6 million to increase previously recorded estimates of facility lease obligations in Newark, California and Lindon, Utah primarily based on changes to underlying assumptions regarding the expected sublease rental income.

During the fiscal year ended July 31, 2007, the Company recorded a net restructuring charge of approximately $4.6 million. These charges consisted of approximately $1.4 million relating to a workforce reduction of approximately 91 employees primarily related to the consolidation of facilities in the Netherlands in the Europe region and the elimination of redundant positions related to the Company’s hub and spoke initiative from the Americas region as well as the closure or reorganization of certain Utah facilities in the Americas region. Additionally, the Company recorded approximately $3.2 million relating to early termination charges and unutilized lease facilities for which the Company expects to realize no future economic benefit primarily due to the restructuring activities of the Netherlands facilities in the Europe region as well as the restructuring activities from the Americas region.

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

In addition, during the fiscal year ended July 31, 2006, the Company recorded a purchase accounting adjustment to goodwill of approximately $4.3 million for restructuring activities related to the acquisition of Modus Media, Inc. These restructuring activities occurred primarily in the Americas and Europe regions in the amounts of $0.4 million and $3.9 million, respectively. The restructuring in the Americas region was employee severance related in connection with the elimination of redundant positions. The restructuring in Europe primarily related to the closure of the plant in Scotland and consists of approximately $3.1 million of severance for 130 employees and $0.8 million relating to unoccupied facilities for which the Company expects to realize no future economic benefits.

The following tables summarize the restructuring accrual by operating segment and the Other category for the fiscal years ended July 31, 2008, 2007, and 2006:

	Americas	Asia	Europe	Other	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2005	$10,628	$250	$5,247	$3,038	$19,163

Restructuring accrual Modus acquisition	370	—	3,907	—	4,277
Restructuring charges	1,218	388	7,839	108	9,553
Restructuring adjustments	(48)	(124)	199	(59)	(32)
Cash paid	(6,305)	(252)	(11,036)	(2,840)	(20,433)
Non-cash adjustments	—	(210)	(119)	—	(329)

Accrued restructuring balance at July 31, 2006	$5,863	$52	$6,037	$247	$12,199

Restructuring charges	3,161	313	1,223	3	4,700
Restructuring adjustments	73	(179)	46	3	(57)
Cash paid	(4,191)	(264)	(1,879)	(9)	(6,343)
Non-cash adjustments	(237)	275	(59)	—	(21)

Accrued restructuring balance at July 31, 2007	$4,669	$197	$5,368	$244	$10,478

Restructuring charges	3,797	158	241	—	4,196
Restructuring adjustments	1,330	4	(65)	—	1,269
Cash paid	(4,477)	(185)	(482)	—	(5,144)
Non-cash adjustments	(625)	—	(6)	—	(631)

Accrued restructuring balance at July 31, 2008	$4,694	$174	$5,056	$244	$10,168

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)	@VENTURES INVESTMENTS

Through our venture capital business, @Ventures, we maintain interests in two venture capital funds CMGI@Ventures IV, LLC (“CMGI@Ventures IV”) and @Ventures V, LLC (“@Ventures V”). These venture capital funds invest in emerging, innovative and promising technology companies. In addition, we previously maintained interests in CMG@Ventures I, LLC (“CMG@Ventures I”), which was dissolved on July 31, 2006, CMG@Ventures II, LLC (“CMG@Ventures II”), which was dissolved on July 31, 2007 and CMG@Ventures III, LLC (“CMG@Ventures III”) and CMG@Ventures Expansion, LLC (“CMG@Ventures Expansion”), which were both dissolved on December 28, 2007.

CMG@Ventures II was formed during fiscal year 1997. The Company owned 100% of the capital and was entitled to approximately 80% of cumulative net profits of CMG@Ventures II. The remaining interest in these investments was attributed to profit members. CMG@Ventures II did not invest in any companies during fiscal years 2008, 2007 and 2006. During fiscal year 2006, CMG@Ventures II received distributions of approximately $21.2 million. During fiscal year 2007, CMG@Ventures II received distributions of approximately $2.5 million.

In fiscal year 1999, ModusLink Global Solutions formed the @Ventures III venture capital fund (“@Ventures III Fund”). The @Ventures III Fund secured capital commitments from outside investors and ModusLink Global Solutions to be invested in emerging Internet service and technology companies. The @Ventures III Fund consisted of four entities, which co-invested in each investment made by the @Ventures III Fund. Approximately 78% of each investment made by the @Ventures III Fund was made by two entities in which ModusLink Global Solutions did not have a direct ownership interest, but ModusLink Global Solutions was entitled to approximately 0.1% of the capital of each entity as a result of its ownership of an approximately 10% interest in the general partner of each of such entities, @Ventures Partners, III, LLC (“@Ventures Partners III”). The Company committed to contribute up to $56.0 million to its limited liability company subsidiary, CMG@Ventures III, equal to approximately 20% of total amounts committed to the @Ventures III Fund, of which approximately $53.8 million was funded. ModusLink Global Solutions owned 100% of the capital and was entitled to approximately 80% of the cumulative net capital gains realized by CMG@Ventures III. @Ventures Partners III was entitled to the remaining 20% of the cumulative net capital gains realized by CMG@Ventures III. The remaining 2% invested in each @Ventures III Fund investment was provided by a fourth entity in which ModusLink Global Solutions had no interest. CMG@Ventures III did not invest in any companies during fiscal years 2008, 2007 and 2006. During fiscal year 2008, CMG@Ventures III received distributions of approximately $7.0 million.

During fiscal year 2000, ModusLink Global Solutions formed an expansion fund to the @Ventures III Fund to provide follow-on financing to existing @Venture III Fund investee companies pursuant to which ModusLink Global Solutions committed to contribute up to $20.1 million of which $16.8 million was funded. The @Ventures Expansion Fund had a structure that was substantially identical to the @Ventures III Fund, and ModusLink Global Solutions’ interests in this fund were comparable to its interests in the @Ventures III Fund. During fiscal year 2006, CMG@Ventures Expansion invested approximately $0.1 million in one company and received no distributions. CMG@Ventures Expansion did not invest in any companies during fiscal year 2007, however did receive distributions of approximately $1.6 million. During fiscal year 2008, CMG@Ventures Expansion did not invest in any companies and received distributions of approximately $7.0 million.

Also during fiscal year 2000, ModusLink Global Solutions announced the formation of three new venture capital funds: CMGI@Ventures IV, LLC (“CMGI@Ventures IV”); CMGI @Ventures B2B, LLC (the “B2B Fund”); and CMGI @Ventures Technology Fund, LLC (the “Tech Fund”). ModusLink Global Solutions owns 100% of the capital and is entitled to a percentage (ranging from approximately 80% to approximately 92.5%) of the net capital gains realized by CMGI@Ventures IV, the B2B Fund and the Tech Fund. During fiscal year 2001, the B2B Fund and Tech Fund were merged with and into CMGI@Ventures IV, creating a single evergreen fund. During fiscal year 2006, CMGI @Ventures IV invested approximately $0.3 million in one company and received distributions of approximately $15.2 million. During fiscal year 2007, CMGI @Ventures IV invested approximately $0.3 million in one company and received distributions of approximately $30.8 million. During fiscal year 2008, CMGI @Ventures IV invested approximately $0.1 million in one company and received distributions of approximately $6.0 million.

During fiscal year 2004, ModusLink Global Solutions formed a new venture capital fund: @Ventures V, LLC. ModusLink Global Solutions owns 100% of the capital and is entitled to from approximately 91% to 92% of the net profits realized by @Ventures V, LLC. During fiscal year 2006, @Ventures V, LLC invested approximately $6.4 million in one new company and two existing portfolio companies and did not receive any distributions. During fiscal year 2007, @Ventures V, LLC invested approximately $10.9 million in two new companies and two existing portfolio companies and did not receive any distributions. During fiscal year 2008 @Ventures V, LLC invested approximately $5.5 million in 3 new portfolio companies and received distributions of $12.0 million related to the interest it held in OCS. The gain associated with the investment in OCS was eliminated in consolidation.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 31, 2008, the Company, through @Ventures, held investments in 13 portfolio companies, although investments in four of these companies are nominal and not viewed as material. From time to time, the Company may make new and follow-on venture capital investments and may from time to time receive distributions from investee companies. As of July 31, 2008, the Company was not obligated to fund any new or follow-on investments.

As of the fiscal years ended July 31, 2008, 2007 and 2006, the Company did not have an equity method investment in which the Company’s proportionate share exceeded 10% of the Company’s consolidated assets or income from continuing operations.

(14)	OTHER GAINS, NET

The following schedule reflects the components of “Other gains, net”:

	Years Ended July 31,
	2008	2007	2006
	(in thousands)
Gain (loss) on sales of marketable securities	$—	$30	$(83)
Gain on sale of investments	20,694	34,971	27,798
Foreign currency exchange losses	(4,902)	(2,837)	(2,294)
Gain on sale of building	—	—	2,749
Other, net	357	(290)	348

	$16,149	$31,874	$28,518

During the fiscal year ended July 31, 2008, the Company recorded a gain of approximately $12.9 million on the acquisition of The Generations Network, Inc. (“TGN”), an @Ventures portfolio company, by a third party in December 2007. Additionally, gains of approximately $2.7 million, $1.8 million, $0.6 million, $0.8 million, $0.2 million and $0.1 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of Avamar Technologies, Inc. (“Avamar”), Molecular, Inc. (“Molecular”), Realm Business Solutions, Inc. (“Realm”), Alibris, Inc. (“Alibris”), Virtual Ink, Inc. (“Virtual Ink”) and Media Passage, Inc. (“Media Passage”) due to the satisfaction of conditions leading to the release of funds held in escrow. These companies were also @Ventures portfolio companies that were acquired by third parties in previous reporting periods. During fiscal year 2008, the Company incurred foreign currency exchange losses of approximately $4.9 million. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe. During the year ended July 31, 2008, the Company recorded a gain of $1.6 million from the sale of a minority interest in a former indirect subsidiary. The Company also recorded a gain of $0.1 million from the disposal of assets.

During the fiscal year ended July 31, 2007, the Company recorded gains from sales of investments of approximately $1.6 million and $28.7 million, respectively, resulting from acquisitions of @Ventures portfolio companies, Mitchell International, Inc. and Avamar, by third parties. Additionally, gains of approximately $2.5 million, $0.6 million, $1.3 million and $0.3 million, respectively, were recorded to adjust previously recorded gains on the acquisitions of WebCT, Inc., Realm, Molecular and Alibris due to satisfaction of conditions leading to the release of funds held in escrow. WebCT, Inc., Realm, Molecular and Alibris were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. During fiscal year 2007, the Company incurred foreign currency exchange losses of approximately $2.8 million related primarily to unhedged foreign currency exposures in Asia.

During the fiscal year ended July 31, 2006, the Company sold its remaining 0.1 million shares of NaviSite, Inc. for a loss of approximately $0.1 million. Also, during the fiscal year ended July 31, 2006, the Company recorded gains from sales of investments of approximately $19.4 million, $3.3 million and $4.6 million, respectively, resulting from acquisitions by third parties of @Ventures portfolio companies, WebCT, Inc., Realm and Alibris. Additionally gains of approximately $0.5 million were recorded to adjust a previously recorded gain on the acquisition of Molecular, an @Ventures portfolio company, due to satisfaction of conditions leading to the release of funds held in escrow. As of July 31, 2006, the Company was entitled to receive up to $7.9 million of additional total proceeds from the above portfolio companies, depending on the satisfaction of certain earn-out targets, termination of the indemnification periods, and the release of the shareholder escrow. During fiscal year 2006, the Company incurred foreign currency exchange losses of approximately $2.3 million related primarily to unhedged foreign currency exposures in Asia. The Company also recognized a gain of approximately $2.7 million on the sale of a building in Ireland.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)	BORROWING ARRANGEMENTS

During fiscal 2006, ModusLink entered into a revolving credit agreement (the “Loan Agreement”) with a bank syndicate. The Loan Agreement is a three-year $60.0 million revolving credit facility. Advances under the Loan Agreement may be in the form of loans or letters of credit. As of July 31, 2008, there were no borrowings outstanding under the Loan Agreement. Interest on the revolving credit facility is based on Prime or LIBOR plus an applicable margin (ranging from 1.25% – 1.75%). The effective interest rate was 2.82% and 6.57% at July 31, 2008 and 2007, respectively. The Loan Agreement is secured by all assets of ModusLink and includes certain restrictive financial covenants, all of which ModusLink was in compliance with at July 31, 2008. These covenants include balance sheet leverage, liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, acquire or sell assets without prior approval from the lenders. ModusLink Global Solutions is not a guarantor under the Loan Agreement. The Loan Agreement has a scheduled maturity of October 31, 2008. ModusLink expects to seek a new Loan Agreement in fiscal year 2009, however there can be no assurance that we will be able to replace the Loan Agreement on terms that are acceptable to us, or at all.

(16)	COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2019. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Future annual minimum payments, including restructuring related obligations as of July 31, 2008, are as follows:

	Operating Leases	Stadium Obligation	Capital Lease Obligations	Total
	(in thousands)
For the fiscal years ended July 31:
2009	$25,904	$1,600	$349	$27,853
2010	18,948	1,600	46	20,594
2011	11,455	1,600	9	13,064
2012	4,345	1,600	—	5,945
2013	1,544	1,600	—	3,144
Thereafter	2,957	3,200	—	6,157

	$65,153	$11,200	$404	$76,757

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $4.7 million. Capital lease obligations are net of interest of approximately $0.03 million.

Total rent and equipment lease expense charged to continuing operations was approximately $30.1 million, $25.8 million, and $21.3 million for the fiscal years ended July 31, 2008, 2007 and 2006, respectively.

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

From time to time, the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries or former subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. Additionally, from time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2008, the Company had no recorded liabilities with respect to these arrangements.

In 1999, a subsidiary of the Company entered into a facility lease with a term ending in November 2006. The Company issued a guaranty in connection with this lease. The Company divested its interest in the subsidiary in 2002. During the quarter ended October 31, 2006, the Company became aware that this lease had been amended to extend the lease term through November 2016 with cumulative base rent of approximately $16.0 million. The Company has notified the former subsidiary that it disputes that it has any ongoing liability under this guaranty and hence has not recorded any reserves for this arrangement as of July 31, 2008.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, the Company is also a party to litigation relating to claims arising out of operations in the normal course of business, which it considers routine and incidental to its business. The Company currently is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

(17)	STOCK AWARD PLANS AND STOCK-BASED COMPENSATION

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

In December 2005, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2005 Plan, pursuant to which the Company grants non-qualified stock options to certain members of the Board of Directors. The 2005 Plan replaced the Company’s Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (“1999 Plan”). No additional options will be granted under the 1999 Plan; however, all then outstanding options under the 1999 Plan shall remain in effect in accordance with their respective terms. Pursuant to the 1999 Plan, 200,000 shares of the Company’s common stock were initially reserved for issuance. Up to 200,000 shares of common stock may be issued pursuant to awards granted under the 2005 Plan (subject to adjustment in the event of stock splits and other similar events). The 2005 Plan provides that each eligible director will automatically be granted an option to acquire 20,000 shares of Common Stock (the “Initial Option”) upon election to the Board. Each director who ceases to be an Affiliated Director (as defined in the 2005 Plan) and is not otherwise an employee of the Company or any of its subsidiaries or affiliates will be granted, on the date such director ceases to be an Affiliated Director but remains as a member of the Board of Directors, an Initial Option to acquire 20,000 shares of Common Stock under the plan. Each Initial Option will vest and become exercisable on a monthly basis as to 1/36th of the number of shares of Common Stock originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. On the date of each annual meeting of stockholders of the Company, each eligible director who is both serving as director immediately prior to and immediately following such annual meeting, and who has served on the Board for at least six months, will automatically be granted an option to purchase 2,400 shares of Common Stock (an “Annual Option”). Each Annual Option will vest and become exercisable on a monthly basis as to 1/36th of the number of shares originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. Stock options granted under the 2005 Plan have contractual terms of 10 years.

In December 2004, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2004 Plan pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock awards and other equity-based awards for the purchase of up to an aggregate of 1,500,000 shares of common stock of the Company (subject to adjustment in the event of stock splits and other similar events). The maximum number of shares with respect to which stock options may be granted to any one participant under the 2004 Plan may not exceed 600,000 shares per calendar year. The maximum number of shares with respect to those awards other than stock options and stock appreciation rights may be granted under the 2004 Plan is 500,000 shares.

In March 2002, the Board of Directors adopted the 2002 Plan, pursuant to which 415,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 1,915,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards may be granted to the Company’s or its subsidiaries’ employees, other than those who are also officers or directors, as defined.

In October 2000, the Board of Directors adopted the 2000 Plan, pursuant to which 1,550,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). The stockholders of the Company approved the 2000 Plan in December 2000. Under the 2000 Plan, non-qualified stock options, incentive stock options or restricted stock awards may be granted to the Company’s or its subsidiaries’ employees, consultants, advisors or directors, as defined.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Board of Directors administers all stock plans, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option and may delegate this authority to a committee of the Board or to certain officers of the Company in accordance with SEC regulations and applicable Delaware law.

Employee Stock Purchase Plan

On October 4, 1994, the Board of Directors of the Company adopted the 1995 Employee Stock Purchase Plan, as amended (the “Plan”). During fiscal year 2002, the Plan was amended to increase the aggregate number of shares that may be issued from the Plan to 300,000 shares. Approximately 52,700 shares are available for future issuance as of July 31, 2008. Under the Plan, employees who elect to participate in the Plan instruct the Company to withhold a specified amount through payroll deductions during each quarterly period. On the last business day of each applicable quarterly payment period, the amount withheld is used to purchase the Company’s common stock at a purchase price equal to 85% of the lower of the market price on the first or last business day of the quarterly period. During the fiscal years ended July 31, 2008, 2007, and 2006 the Company issued approximately 11,300, 12,600 and 20,600 shares, respectively, under the Plan.

Stock Option Valuation and Expense Information under SFAS No. 123(R)

On August 1, 2005, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and nonvested shares under SFAS No. 123(R) for the fiscal years ended July 31, 2008, 2007 and 2006, respectively which was allocated as follows:

	Years Ended July 31,
	2008	2007	2006
	(in thousands)
Cost of goods sold	$472	$474	$544
Selling	703	575	666
General and administrative	4,424	4,135	5,207

	$5,599	$5,184	$6,417

Prior to fiscal year 2005, the Company used the Black-Scholes option pricing model to estimate the grant date fair value of stock option awards. For grants subsequent to the adoption of SFAS No. 123(R), the Company estimates the fair value of stock option awards on the date of grant using a binomial-lattice model. The Company believes that the binomial-lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior. The weighted-average grant date fair value of employee stock options granted during the fiscal years ended July 31, 2008, 2007 and 2006 was $6.01, $6.30 and $9.60, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Years Ended July 31,
	2008	2007	2006
	(in thousands)
Expected volatility	54.22%	50.68%	79.45%
Risk-free interest rate	3.56%	4.61%	4.37%
Expected term (in years)	4.09	4.12	4.25
Expected dividend yield	0.00%	0.00%	0.00%

The volatility assumption for fiscal years 2008 and 2007 is based on the weighted average of the most recent volatility measures since the acquisition of Modus Media, Inc. on August 2, 2004. The volatility assumption for fiscal 2006 was based on the weighted average for the most recent one year and long term volatility measures of the Company’s stock as well as certain of the Company’s peers.

The weighted average risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury rates, as of the month of the grants.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

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

As stock-based compensation expense recognized in the accompanying consolidated statement of operations for the fiscal years ended July 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience. In the Company’s proforma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures.

Stock Options

The status of the plans for the fiscal year ended July 31, 2008 is as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Stock options outstanding, July 31, 2007	1,932	$16.30

Granted	529	14.04
Exercised	(23)	7.19
Forfeited or expired	(72)	16.83

Stock options outstanding, July 31, 2008	2,366	$15.85	4.18	$927

Stock options exercisable, July 31, 2008	1,311	$16.91	3.10	$752

As of July 31, 2008, unrecognized stock-based compensation related to stock options was approximately $6.2 million. This cost is expected to be expensed over a weighted average period of 1.9 years. The aggregate intrinsic value of options exercised during the fiscal years ended July 31, 2008, 2007 and 2006 was approximately $0.2 million, $1.1 million and $1.0 million, respectively.

Nonvested Stock

Nonvested stock are shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Nonvested stock is expensed ratably over the term of the restriction period, ranging from one to five years. Nonvested stock compensation expense for the fiscal years ended July 31, 2008, 2007 and 2006 was approximately $2.0 million, $1.6 million and $1.2 million, respectively.

A summary of the status of our nonvested stock for the fiscal year ended July 31, 2008, is as follows:

	Number of shares	Weighted average grant date fair value
	(in thousands)
Nonvested stock outstanding, July 31, 2006	256	$19.50

Granted	133	17.20
Vested	(72)	14.50
Forfeited	—	—

Nonvested stock outstanding, July 31, 2007	317	$15.30

Granted	168	13.70
Vested	(104)	14.83
Forfeited	—	—

Nonvested stock outstanding, July 31, 2008	381	$14.67

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date. The total grant date fair value of nonvested stock that vested during the fiscal years ended July 31, 2008, 2007 and 2006 was approximately $1.9 million, $1.1 million and $4.8 million, respectively. As of July 31, 2008, there was approximately $4.4 million of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted-average period of 1.9 years.

(18)	SHARE REPURCHASE PROGRAM

In September 2007, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over an 18 month period ending on April 1, 2009. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes or will be retired. The repurchase program is funded using the Company’s working capital. As of July 31, 2008 the Company had repurchased an aggregate of approximately 3.0 million shares at a cost of approximately $35.3 million under the repurchase program.

(19)	INCOME TAXES

Income from continuing operations:

	Years Ended July 31,
	2008	2007	2006
	(in thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(10,469)	$18,986	$29,334
Foreign	34,173	37,284	3,125

Total income from continuing operations before income taxes	$23,704	$56,270	$32,459

The components of income tax expense have been recorded in the Company’s financial statements as follows:

	Years Ended July 31,
	2008	2007	2006
	(in thousands)
Income tax expense from continuing operations	$10,425	$7,135	$3,780
Discontinued operations	—	—	(120)
Goodwill, for initial recognition of acquired tax benefits that previously were included in valuation allowance	407	(3,748)	(716)

Total income tax expense (benefit)	$10,832	$3,387	$2,944

The income tax expense from continuing operations consists of the following:

	July 31,
	2008	2007	2006
	(in thousands)
Current provision:
Federal	$—	$—	$460
State	—	—	(1,441)
Foreign	8,820	5,300	3,937

	$8,820	$5,300	$2,956

Deferred provision:
Federal	$—	$3,719	$—
State	—	—	—
Foreign	1,605	(1,884)	824

	$1,605	$1,835	$824

Total tax provision	$10,425	$7,135	$3,780

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities have been classified on the accompanying consolidated balance sheets in accordance with the nature of the item giving rise to the temporary differences. The components of deferred tax assets and liabilities are as follows:

	July 31, 2008			July 31, 2007
	Current	Non-current	Total	Current	Non-current	Total
	(in thousands)
Deferred tax assets:
Accruals, reserves and stock based compensation not currently deductible	$3,237	$15,602	$18,839	$2,878	$13,231	$16,109
Tax basis in excess of financial basis of investments in affiliates	—	9,334	9,334	—	37,550	37,550
Net operating loss and capital loss carryforwards	—	800,687	800,687	—	1,399,572	1,399,572

Total gross deferred tax assets	3,237	825,623	828,860	2,878	1,450,353	1,453,231
Less: valuation allowance	(3,237)	(771,917)	(775,154)	(1,532)	(1,421,211)	(1,422,743)

Net deferred tax assets	—	53,706	53,706	1,346	29,142	30,488

Deferred tax liabilities:
Financial basis in excess of tax basis for intangible and fixed assets	—	(18,797)	(18,797)	—	(5,988)	(5,988)
Undistributed accumulated earnings of foreign subsidiaries	—	(34,826)	(34,826)	—	(23,459)	(23,459)

Total gross deferred tax liabilities	—	(53,623)	(53,623)	—	(29,447)	(29,447)

Net deferred tax asset (liability)	$—	$83	$83	$1,346	$(305)	$1,041

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2008 will be allocated as follows (in thousands):

Income tax benefit recognized in the consolidated statement of operations	$(752,018)
Additional paid in capital	(15,649)
Goodwill and other non-current intangible assets	(7,487)

$(775,154)

The net change in the total valuation allowance for the year ended July 31, 2008 was a decrease of approximately $648 million. This decrease is primarily due to the expiration of state net operating losses and the expiration of federal and state capital loss carryforwards. A valuation allowance has been recorded against the gross deferred tax asset in the U.S and certain foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, it is more likely than not that certain assets will not be realized.

ModusLink has obtained five-year tax holidays for certain of its solution centers in China. These tax holidays were obtained by Modus Media, Inc. prior and subsequent to its acquisition by the Company and remain in effect throughout various dates ending December 2010. These tax holidays are structured such that tax rates are 0% for the first two profitable years and 7.5% for the three year period thereafter. During calendar year 2007, the Chinese government introduced legislation for domestic and foreign companies that will eliminate certain tax holidays effective January 1, 2008. The legislation allows for a transition period for companies with existing holidays whereby the tax rate will increase gradually over a five year period up to a maximum rate of 25%. ModusLink’s current tax holidays began to expire during fiscal year 2008. The Company has recorded its deferred tax assets and liabilities based upon the tax rates expected to be in effect upon recognition.

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.0 billion and $671.0 million, respectively, at July 31, 2008. The federal net operating losses will expire from fiscal year 2016 through 2028 and the state net operating losses will expire from fiscal year 2009 through 2018. The Company has a foreign net operating loss carryforward of approximately $59.8 million. In addition, the Company has capital loss carryforwards for federal and state tax

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes of approximately $64.8 million. The federal and state capital losses will expire from fiscal year 2009 through 2011. The utilization of net operating losses and capital losses may be limited in the future if the Company experiences an ownership change as defined by Internal Revenue Code Section 382. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three-year period. The Company does not believe an ownership change occurred during fiscal year 2008.

The Company’s ModusLink subsidiary has undistributed earnings from its foreign subsidiaries of approximately $106.1 million at July 31, 2008, of which approximately $16.1 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. The amount of taxes attributable to the permanently reinvested undistributed earnings is not practically determinable. The Company has recorded a deferred tax liability of $34.8 million on the remaining $90.0 million of undistributed earnings that are not considered to be permanently reinvested.

Income tax expense attributable to income from continuing operations differs from the computed expense computed by applying the U.S. federal income tax rate of 35% to pre-tax income (loss) from continuing operations as a result of the following:

	Years Ended July 31,
	2008	2007	2006
	(in thousands)
Computed “expected” income tax expense	$8,297	$19,695	$11,361
Increase (decrease) in income tax benefit resulting from:
Reduction of estimated tax liabilities	—	—	(1,951)
Losses utilized	(7,843)	(16,007)	(11,882)
State income taxes, net of federal benefit	—	—	332
Foreign dividends	12,956	12,160	7,678
Foreign Tax Rate Differential	(12,188)	(9,069)	(3,631)
AMT Liability	—	—	460
Permanent adjustments	7,406	—	—
Foreign withholding taxes	1,351	—	—
Other	446	356	1,413

Actual income tax expense (benefit)	$10,425	$7,135	$3,780

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for probable exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued for exposures. During fiscal 2006 the Company recorded an income tax benefit of $2.0 million as a result of a reduction in the Company’s estimate of certain tax liabilities that had been included in accrued income taxes in the Company’s accompanying consolidated balance sheet.

Effective August 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”, as amended by FSP-FIN 48-1, “Definition of Settlement in FASB Interpretation 48”. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more likely-than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The tax benefit of a qualifying position is the largest amount of tax benefit greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled within twelve months of the reporting date. The Company did not recognize any change in the liability for unrecognized tax benefits as a result of implementation.

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. At August 1, 2007 and July 31, 2008, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes and accrued

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest was approximately $6.2 million and $6.2 million, respectively. Included in these amounts is approximately $2.8 million of unrecognized tax benefits, which if recognized, would impact the effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that would be offset through goodwill.

The Company does not believe any unrecognized tax benefits will be recognized during the next twelve months.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended July 31, 2005 through July 31, 2008. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the European and Asian regions. In Europe, the Company’s 2002 through 2008 tax years remain subject to examination in most locations while the Company’s 1997 through 2008 tax years remain subject to examination in most Asian locations.

A reconciliation of the unrecognized tax benefits for the year ended July 31, 2008 follows:

Unrecognized Tax Benefits (in thousands)
Balance as of August 1, 2007	$6,226
Additions for current year tax positions	634
Additions for prior year tax positions	2,117
Reductions of tax positions	(2,770)

Balance as of July 31, 2008	$6,207

In accordance with the Company’s accounting policy, both before and after the adoption of FIN 48, interest related to income taxes is included in the provision of income taxes line of the Consolidated Statements of Operations. For the year ended July 31, 2008, the Company recognized approximately $32,000 for interest expense related to uncertain tax positions. As of August 1, 2007 and July 31, 2008, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amounts of $6,000 and $38,000, respectively. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties.

(20)	DEFINED BENEFIT PENSION PLANS

In connection with the Modus Media, Inc. acquisition in fiscal 2005, the Company assumed two separately defined pension plans covering certain of its employees in its Netherlands facility and a defined pension plan pertaining to certain of its employees in its Taiwan facility. In connection with the OCS acquisition in fiscal 2008, the Company assumed one separately defined pension plan covering certain of its employees in its Netherlands facility. Pension costs are actuarially determined.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in benefit obligation and plan assets were as follows:

	July 31,
	2008	2007
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$11,556	$11,475
Service cost	1,076	1,061
Interest cost	584	535
Actuarial (gain)	(1,280)	(1,940)
Employee contributions	604	396
Benefits and administrative expenses paid	(245)	(1,000)
Amendments	(512)
Transfers	(656)
Currency translation	1,479	711

Benefit obligation at end of year	12,606	11,238

Change in plan assets
Fair value of plan assets at beginning of year	8,543	7,291
Actual return on plan assets	799	138
Employee contributions	604	396
Employer contributions	1,620	917
Benefits and administrative expenses paid	(245)	(987)
Transfers	(656)
Currency translation	1,148	495

Fair value of plan assets at end of year	11,813	8,250

Funded status
Funded status at end of year	(791)	(2,988)
Unrecognized net actuarial loss	—	—

Net amount recognized in statement of financial position as a non-current liability	$(791)	$(2,988)

The accumulated benefit obligation was approximately $9.2 million and $7.9 million at July 31, 2008 and 2007, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	July 31,
	2008	2007
	(in thousands)
Projected benefit obligation	$2,402	$3,798
Accumulated benefit obligation	$1,349	$1,989
Fair value of plan assets	$803	$1,109

Information for pension plans with a projected benefit obligation in excess of plan assets was as follows:

	July 31,
	2008	2007
	(in thousands)
Projected benefit obligation	$2,402	$11,238
Fair value of plan assets	$803	$8,250

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The incremental effect of applying SFAS No. 158 on individual line items in the accompanying consolidated statement of financial position at July 31, 2007 was as follows:

	Pre-SFAS 158	Incremental effect of adopting SFAS 158	Post- SFAS 158
	(in thousands)
Other long-term liabilities	$12,160	$(403)	$11,757
Accumulated other comprehensive income	$7,368	$403	$7,771
Total stockholder’s equity	$554,666	$403	$555,069

Components of net periodic pension costs was as follows:

	Years Ended July 31,
	2008	2007	2006
	(in thousands)
Service cost	$1,076	$1,061	$921
Interest costs	584	535	320
Expected return on plan assets	(481)	(363)	(179)
Amortization of net actuarial loss	(29)	40	110

Net periodic pension costs	$1,150	$1,273	$1,172

The amount included in accumulated other comprehensive income expected to be recognized as a component of net periodic pension costs in fiscal 2009 is approximately $152 thousand related to amortization of a net actuarial gain.

Assumptions:

Weighted-average assumptions used to determine benefit obligations was as follows:

	July 31,
	2008	2007
Discount rate	6.25%	5.25%
Rate of compensation increase	2.50%	2.00%

Weighted-average assumptions used to determine net periodic pension cost was as follows:

	Years Ended July 31,
	2008	2007	2006
Discount rate	5.25%	4.75%	4.75%
Expected long-term rate of return on plan assets	4.50%	4.25%	4.25%
Rate of compensation increase	2.0%	2.00%	2.00%

Benefit payments:

The following table summarizes expected benefit payments from the plans through fiscal 2018. Actual benefit payments may differ from expected benefit payments. The minimum required contributions to the plan are expected to be approximately $1.7 million in fiscal 2009.

Pension Benefit Payments
(in thousands)
For the fiscal years ended July 31:
2009	$51
2010	$71
2011	$76
2012	$92
2013	$106
Next 5 years	$1,702

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The defined benefit plans have 100% of their assets invested in bank-managed portfolios of debt securities and other assets. Conservation of capital with some conservative growth potential is the strategy for the plans.

(21) COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	July 31,
	2008	2007	2006
	(in thousands)
Net unrealized holding gains (losses)	$1,156	$733	$2,328
Cumulative foreign currency translation adjustment	16,118	6,635	3,961
Minimum pension liability adjustment	1,620	—	—
Impact of adoption of SFAS No. 158	403	403	—

Accumulated other comprehensive income	$19,297	$7,771	$6,289

(22) ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following:

	July 31,
	2008	2007	2006
	(in thousands)
Balance at beginning of year	$1,072	$1,123	$2,107
Acquisitions	206	—	—
Additions	1,509	61	162
Deductions	(429)	(112)	(1,146)

Balance at end of year	$2,358	$1,072	$1,123

(23) SUBSEQUENT EVENTS

On September 29, 2008, the Company changed its name from CMGI, Inc. to ModusLink Global Solutions, Inc. In connection with the name change, the Company’s trading symbol on the NASDAQ Global Select Market changed from “CMGI” to “MLNK”.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(24) SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth selected quarterly financial information for the fiscal years ended July 31, 2008 and 2007. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Fiscal 2008 Quarter Ended				Fiscal 2007 Quarter Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	(in thousands except share data)
Net revenue	$274,740	$277,972	$239,203	$276,292	$283,636	$324,752	$282,078	$252,560
Cost of revenue	235,676	239,063	208,318	247,572	253,593	284,219	252,111	222,038

Gross profit	39,064	38,909	30,885	28,720	30,043	40,533	29,967	30,522
Total expenses	29,925	30,308	30,875	46,099	24,990	29,264	29,090	32,956

Operating income (loss)	9,139	8,601	10	(17,379)	5,053	11,269	877	(2,434)
Total other income (loss), net	2,240	21,365	(70)	(202)	3,246	30,443	7,832	(16)
Income tax expense (benefit)	2,139	2,077	3,176	3,033	(1,440)	5,727	(909)	3,757

Income (loss) from continuing operations	9,240	27,889	(3,236)	(20,614)	9,739	35,985	9,618	(6,207)
Discontinued operations, net of income taxes	(630)	(86)	677	(4,113)	588	(112)	(203)	3

Net income (loss)	$8,610	$27,803	$(2,559)	$(24,727)	$10,327	$35,873	$9,415	$(6,204)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.19	$0.58	$(0.06)	$(0.44)	$0.20	$0.74	$0.20	$(0.10)
Income (loss) from discontinued operations	$(0.01)	$(0.00)	$0.01	$(0.09)	$0.01	$(0.00)	$(0.01)	$0.00

Net income (loss)	$0.18	$0.58	$(0.05)	$(0.53)	$0.21	$0.74	$0.19	$(0.10)

ITEM 9.—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.—	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included below.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ModusLink Global Solutions, Inc.:

We have audited ModusLink Global Solutions, Inc.’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ModusLink Global Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ModusLink Global Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ModusLink Global Solutions, Inc. as of July 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2008, and our report dated October 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
October 14, 2008

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

On August 28, 2008, the Board of Directors of the Company approved, authorized and adopted the Amended and Restated Bylaws of the Company (the “Amended Bylaws”), which amended and restated the Company’s prior Amended Bylaws to, among other things, change the procedures by which stockholders may recommend nominees to the Company’s Board of Directors. The Amended Bylaws took effect upon adoption by the Board.

Descriptions of the amended provisions include:

Procedures For Calling a Special Meeting of the Stockholders. Article II, Section 3(b) was added to establish procedures pursuant to which stockholders may call a special meeting of the stockholders pursuant to Section 3(a) of Article II. Any stockholder seeking to call a special meeting of the stockholders shall first request in writing that the Board fix a record date for the purpose of determining the stockholders entitled to call such special meeting, which request shall be in proper form and delivered to the secretary. Within 10 days after receipt of a request in proper form, the Board shall adopt a resolution fixing such record date. To be considered timely, a stockholder’s notice seeking to call a special meeting must be in proper form and delivered to the secretary not later than the 60th day following the record date fixed by the Board.

Information Requirements. Additionally, the Amended Bylaws require information to be provided by certain of the stockholder or stockholders seeking to call a special meeting, including information about persons related to such stockholder and information about relevant derivative securities transactions engaged in by them.

Advance Notice of Stockholder Proposals and Director Nominations. Article II, Section 6 and Article III, Section 1 were amended to update the procedures pursuant to which a stockholder may propose business to be considered, or nominate a person for election to the Board, at a stockholder meeting, respectively.

Annual Meetings. Subject to certain exceptions, to be considered timely a stockholder’s proposal of business and/or director nomination shall be delivered to the secretary, not less than 90 days and not more than 120 days prior to the first anniversary of the preceding year’s annual meeting, subject to certain exceptions.

Special Meetings. To be considered timely, a stockholder’s director nomination for a special meeting shall be delivered to the secretary not earlier than the 120th day prior to such special meeting and not later than the 90th day prior to such special meeting or, if later, the 10th day following the day on which public disclosure of the date of such special meeting was first made.

Information Requirements. Additionally, the Amended Bylaws require information to be provided by certain of the stockholder or stockholders making a proposal or nominating a director, including information about persons related to such stockholder and information about relevant derivative securities transactions engaged in by them.

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer, and its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions). A copy of the Company’s Code of Business Conduct and Ethics is filed with or incorporated by reference in this report, and is also posted to the Company’s website at www.moduslink.com.

ITEM 11.—	EXECUTIVE COMPENSATION

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Additional Information—Executive Compensation” (including all applicable subsections and executive compensation tables included therein), “Additional Information—Director Compensation,” “Additional Information—Report of Human Resources and Compensation Committee,” “Additional Information—Compensation Discussion and Analysis,” “Additional Information—Compensation Committee Interlocks and Insider Participation” and “Additional Information—Potential Payments Upon Termination or Change-in-Control.”

ITEM 12.—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the portion of the Definitive Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information as of July 31, 2008

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2008:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,651,750	$16.46	1,352,295	(1)
Equity compensation plans not approved by security holders	713,930	$14.45	474,116

Total	2,365,680	$15.85	1,826,411

(1)	Includes 52,700 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

A description of the material features of our 2002 Non-Officer Employee Stock Incentive Plan, which was adopted without the approval of our security holders, is incorporated herein by reference to Note 17 of our accompanying consolidated financial statements included in Item 8 herein.

ITEM 13.—	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Additional Information—Certain Relationships and Related Transactions,” and “Proposal I—Election of Directors—Independence of Members of Board of Directors.”

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

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: October 14, 2008	By:	/S/ JOSEPH C. LAWLER
Joseph C. Lawler
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature	Title

/S/ JOSEPH C. LAWLER Joseph C. Lawler	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/S/ STEVEN G. CRANE Steven G. Crane	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ FRANCIS J. JULES Francis J. Jules	Director

/S/ ANTHONY J. BAY Anthony J. Bay	Director

/S/ VIRGINIA G. BREEN Virginia G. Breen	Director

/S/ THOMAS H. JOHNSON Thomas H. Johnson	Director

/S/ EDWARD E. LUCENTE Edward E. Lucente	Director

/S/ MICHAEL J. MARDY Michael J. Mardy	Director

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, by and among the Registrant, Westwood Acquisition Corp. and Modus Media, Inc., dated as of March 23, 2004 is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 23, 2004 (File No. 000-23262).

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 26, 2008 (File No. 000-23262).

3.2	Second Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K dated September 26, 2008 (File No. 000-23262).

4.1	Specimen stock certificate representing the Registrant’s Common Stock.

4.2	Form of senior indenture is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-93005).

4.3	Form of subordinated indenture is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-93005).

10.1*	2000 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 17, 2000 (File No. 000-23262).

10.2*	Amendment No. 1 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.3*	Amended and Restated 1995 Employee Stock Purchase Plan, as amended by Amendment No. 1 and Amendment No. 2 thereto, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 16, 2001 (File No. 000-23262).

10.4*	Amendment No. 3 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.5*	Amended and Restated 1999 Stock Option Plan For Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001 (File No. 000-23262).

10.6*	Amendment No. 1 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-23262).

10.7*	2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.8*	Amendment No. 1 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.9*	Amendment No. 2 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.10*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.11*	Form of Incentive Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.12*	Form of Restricted Stock Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.13*	2005 Non-Employee Director Plan is incorporated herein by reference to Appendix V to the Registrant’s Definitive Schedule 14A filed November 7, 2005 (File No. 000-23262).

10.14*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.15*	2004 Stock Incentive Plan is incorporated herein by reference to Appendix VI to the Registrant’s Definitive Schedule 14A filed November 2, 2004 (File No. 000-23262).

10.16*	Amendment No. 1 to 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.17*	1997 Stock Incentive Plan of Modus Media, Inc., and Amendment No. 1 thereto, is incorporated herein by reference to Exhibit 10.3 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.18*	Amendment No. 2 to 1997 Stock Incentive Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-117878).

10.19*	1997 Class A Replacement Option Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 10.22 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.20*	1997 Class B Replacement Option Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 10.23 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.21*	ModusLink Global Solutions, Inc. Amended and Restated Director Compensation Plan, dated as of October 2, 2006, is incorporated herein by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.22*	Employment Offer Letter from the Registrant to Joseph C. Lawler, dated August 23, 2004, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.23*	Executive Severance Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.24*	Amendment of Executive Severance Agreement, dated as of January 4, 2008, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 4, 2008 (File No. 000-23262).

10.25*	Relocation Expense Reimbursement Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.26*	Indemnification Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.27*	Restricted Stock Agreement, dated as of August 27, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.28*	Non-Statutory Stock Option Agreement, dated as of August 23, 2005, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 23, 2005 (File No. 000-23262).

10.29*	Restricted Stock Agreement, dated as of August 23, 2005, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated August 23, 2005 (File No. 000-23262).

10.30*	Executive Retention Agreement, dated as of August 28, 2002, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.31*	Amendment No. 1 to Executive Retention Agreement, dated July 26, 2007, between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.32*	Letter Agreement, dated June 18, 2007, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.33*	Termination/Amicable Settlement Agreement by and between ModusLink Tilburg B.V., ModusLink Global Solutions, Inc., ModusLink Corporation and ModusLink Corporation’s direct and indirect subsidiaries and Rudolph J. Westerbos, dated December 14, 2005, is incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 14, 2005 (File No. 000-23262).

10.34*	Severance Agreement and General Release, dated May 22, 2006, by and between ModusLink Corporation and W. Kendale Southerland is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 12, 2006 (File No. 000-23262).

10.35*	Employment Offer Letter from ModusLink Corporation to William R. McLennan, dated February 3, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 7, 2005 (File No. 000-23262).

10.36*	Restricted Stock Agreement, dated February 7, 2005, by and between the Registrant and William R. McLennan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 7, 2005 (File No. 000-23262).

10.37*	Expatriate Assignment Letter, dated as of February 16, 2005, by and between ModusLink Corporation and William R. McLennan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005 (File No. 000-23262).

10.38*	Letter Agreement, dated January 9, 2006, by and between ModusLink Corporation and William R. McLennan is incorporated hereby by reference to the Registrant’s Current Report on Form 8-K dated January 9, 2006 (File No. 000-23262).

10.39*	Letter Agreement, dated February 15, 2007, by and between ModusLink Corporation and William R. McLennan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 19, 2007 (File No. 000-23262).

10.40*	Letter Agreement, dated May 22, 2007, between ModusLink Corporation and William R. McLennan is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated May 22, 2007
(File No. 000-23262).

10.41*	Letter Agreement, dated June 5, 2008, between ModusLink Corporation and William R. McLennan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2008
(File No. 000-23262).

10.42*	Letter Agreement, dated April 17, 2006, by and between Mark J. Kelly and ModusLink Corporation, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 17, 2006
(File No. 000-23262).

10.43*	Letter Agreement, dated June 12, 2006, by and between the Registrant and David J. Riley is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 12, 2006 (File No. 000-23262).

10.44*	Letter Agreement, dated April 3, 2007, between the Registrant and David J. Riley is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated April 3, 2007 (File No. 000-23262).

10.45*	Employment Offer Letter from the Registrant to Steven G. Crane, dated March 15, 2007, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 3, 2007 (File No. 000-23262).

10.46*	Employment Offer Letter from the Registrant to Scott D. Smith, dated April 12, 2007, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007 (File No. 000-23262).

10.47*	Form of Executive Severance Agreement between the Registrant and Steven G. Crane and David J. Riley, dated July 26, 2007, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.48*	Form of Executive Severance Agreement between the Registrant, ModusLink Corporation and Scott D. Smith and Mark J. Kelly, dated July 26, 2007, and William R. McLennan, dated July 27, 2007, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.49*	Form of Director Indemnification Agreement (executed by the Registrant and each member of the Board of Directors) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.50	Second Amended and Restated Loan and Security Agreement, dated October 31, 2005, by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holdings Corp., as borrowers, and LaSalle Bank National Association and Citizens Bank of Massachusetts, as lenders, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2005 (File No. 000-23262).

10.51	First Amendment to Second Amended and Restated Loan and Security Agreement, dated October 29, 2006, among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holding Corp., the lenders party thereto and LaSalle Bank National Association, as a lender and as Agent for the lenders is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007 (File No. 000-23262).

10.52	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated January 9, 2007, among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holding Corp., the lenders party thereto and LaSalle Bank National Association, as a lender and as Agent for the lenders is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007 (File No. 000-23262).

10.53	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated October 31, 2007, among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holdings Corp., the lenders party thereto and LaSalle Bank National Association, as a lender and as Agent for the lenders, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007 (File No. 000-23262).

10.54*	CMG@Ventures II, LLC Operating Agreement, dated as of February 26, 1998 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998
(File No. 000-23262).

10.55*	Limited Liability Company Agreement of CMG@Ventures III, LLC, dated August 7, 1998 is incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.56*†	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated June 7, 2002 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.57*	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated December 31, 2003 is incorporated herein by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.58*	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated April 29, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2005 (File No. 000-23262).

10.59*	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated April 28, 2006, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 28, 2006 (File No. 000-23262).

10.60	Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.61	First Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 16, 2001 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.62	Corrective Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.63	Second Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of October 5, 2001 is incorporated herein by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.64	Third Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of April 12, 2002 is incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.65	Fourth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 1, 2002 is incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.66	Fifth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of September 30, 2002 is incorporated herein by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.67	Sixth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of January 24, 2003, is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.68	Seventh Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of February 3, 2003, is incorporated herein by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.69	Eighth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 14, 2004, is incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.70	Ninth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 18, 2004, is incorporated herein by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.71*	Confirmation of Fee Waiver dated as of December 31, 2003, by and among CMG@Ventures Capital Corp. and @Ventures Partners III, LLC is incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.72	Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC dated as of January 24, 2006, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.73	First Amendment to Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated as of September 7, 2006, is incorporated herein by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.74	Second Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated April 16, 2007, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007 (File No. 000-23262).

10.75*	Fiscal 2009 Executive Officer Bonus Targets.

10.76*	The Registrant’s FY2008 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2007 (File No. 000-23262).

10.77*	Summary of the Registrant’s FY2008 Performance-Based Restricted Stock Bonus Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 28, 2007
(File No. 000-23262).

10.78*	Summary of the Registrant’s FY2009 Performance-Based Restricted Stock Bonus Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 24, 2008
(File No. 000-23262).

10.79	Lease Agreement, dated February 4, 2000, between Modus Media International, B.V. and ABN AMRO Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.80	Amendment to Lease Agreement and Waiver Letter, dated February 28, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. (formerly named ABN AMRO Onroerend Goed Lease en Financieringen B.V.) and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.81	Second Amendment to Lease Agreement and Waiver Letter, dated December 3, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.82	Waiver Letter, dated December 18, 2002, Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.83	Letter, dated June 26, 2003, regarding Extension of Second Amendment to Lease and Waiver Letter dated December 3, 2002, from Modus Media International, Inc. to BPF Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.100 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.84	Letter, dated October 6, 2003, regarding Extension of Second Amendment to Lease and Waiver Letter dated December 3, 2002, from Modus Media International, Inc. to BPF Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.85	Letter, dated October 31, 2003, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 23262).

10.86	Consulting Agreement, dated August 31, 2006, by and between the Registrant and David S. Wetherell is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2006 (File No. 000-23262).

14	Code of Business Conduct and Ethics of the Registrant.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
†	Confidential treatment requested with respect to certain portions.