Form 10-Q
period 2008-10-31
ModusLink Global Solutions Inc
filed 2008-12-10
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 1, 2008, there were 45,673,319 shares outstanding of the registrant’s Common Stock, $.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 31, 2008	July 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$120,830	$160,585
Available-for-sale securities	435	1,517
Accounts receivable, trade, net of allowance for doubtful accounts of $3,502 and $2,358, at October 31, 2008 and July 31, 2008, respectively	222,909	213,096
Inventories	101,210	85,897
Prepaid expenses and other current assets	11,275	12,820

Total current assets	456,659	473,915

Property and equipment, net	69,244	74,889
Investments in affiliates	35,785	34,558
Goodwill	190,392	190,012
Other intangible assets, net	27,237	29,292
Other assets	6,408	7,894

	$785,725	$810,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital lease	$216	$349
Accounts payable	166,042	168,190
Current portion of accrued restructuring	11,239	6,297
Accrued income taxes	2,507	1,027
Accrued expenses	48,878	52,817
Other current liabilities	9,064	3,653
Current liabilities of discontinued operations	2,381	2,840

Total current liabilities	240,327	235,173

Long-term portion of accrued restructuring	2,797	3,871
Obligations under capital leases, less current installments	25	55
Other long-term liabilities	19,897	21,648
Non-current liabilities of discontinued operations	3,598	3,839
Commitments and contingencies (See Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at October 31, 2008 and July 31, 2008	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and outstanding 45,255,505 shares at October 31, 2008 and issued 48,685,784 shares, including 2,983,854 shares of treasury stock, at July 31, 2008	456	491
Additional paid-in capital	7,434,406	7,471,230
Treasury stock, at cost, zero shares at October 31, 2008 and 2,983,854 shares at July 31, 2008	—	(35,268)
Accumulated deficit	(6,928,411)	(6,909,776)
Accumulated other comprehensive income	12,630	19,297

Total stockholders’ equity	519,081	545,974

	$785,725	$810,560

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,
	2008	2007
Net revenue	$291,412	$274,740
Cost of revenue	263,342	235,676

Gross profit	28,070	39,064
Operating expenses:
Selling, general and administrative	31,078	27,540
Amortization of intangible assets	1,368	762
Restructuring, net	6,418	1,623

Total operating expenses	38,864	29,925

Operating income (loss)	(10,794)	9,139

Other income (expense):
Interest income	766	2,988
Interest expense	(240)	(614)
Other losses, net	(3,884)	(365)
Equity in income (losses) of affiliates, net	(535)	231

	(3,893)	2,240

Income (loss) from continuing operations before income taxes	(14,687)	11,379
Income tax expense	4,033	2,139

Income (loss) from continuing operations	(18,720)	9,240
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	85	(630)

Net income (loss)	$(18,635)	$8,610

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.41)	$0.19
Income (loss) from discontinued operations	$—	$(0.01)

Net income (loss)	$(0.41)	$0.18

Shares used in computing basic earnings (loss) per share:	45,706	48,052

Shares used in computing diluted earnings (loss) per share:	45,706	48,313

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended October 31,
	2008	2007
Cash flows from operating activities of continuing operations:
Net income (loss)	$(18,635)	$8,610
Income (loss) from discontinued operations	85	(630)

	(18,720)	9,240

Adjustments to reconcile net income (loss) to cash used in continuing operations:
Depreciation	4,667	4,151
Amortization of intangible assets	1,368	762
Stock-based compensation	1,684	1,377
Non-operating losses (gains), net	3,884	365
Equity in income (losses) of affiliates	535	(231)
Changes in operating assets and liabilities:
Trade accounts receivable	(25,671)	(21,343)
Inventories	(22,416)	(8,464)
Prepaid expenses and other current assets	1,505	29
Accounts payable, accrued restructuring and accrued expenses	16,517	14,822
Refundable and accrued income taxes, net	1,601	(5,054)
Other assets and liabilities	13,289	(1,482)

Net cash used in operating activities of continuing operations	(21,757)	(5,828)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(4,050)	(6,662)
Redemption of short-term investments	—	54,100
Proceeds from affiliate distributions	451	1,718
Investments in affiliates, net	(2,780)	(4,500)

Net cash provided by (used in) investing activities of continuing operations	(6,379)	44,656

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(163)	(108)
Proceeds from issuance of common stock	—	100
Repurchase of common stock	(3,275)	(8,261)

Net cash used in financing activities of continuing operations	(3,438)	(8,269)

Cash flows from discontinued operations:
Operating cash flows	(616)	(561)

Net cash used in discontinued operations	(616)	(561)

Net effect of exchange rate changes on cash and cash equivalents	(7,565)	2,985

Net increase (decrease) in cash and cash equivalents	(39,755)	32,983
Cash and cash equivalents at beginning of period	160,585	169,481

Cash and cash equivalents at end of period	$120,830	$202,464

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	NATURE OF OPERATIONS

ModusLink Global Solutions, Inc., (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”), Open Channel Solutions, Inc. (“OCS”) and ModusLink PTS, Inc. (“PTS”), provides end-to-end global supply chain management solutions that help businesses market, sell, distribute and repair their products and services. In addition, ModusLink Global Solutions’ venture capital business, @Ventures, invests in a variety of technology ventures. ModusLink services technology-based clients in the computing, software, consumer electronics, storage and communications markets. On March 18, 2008, ModusLink Global Solutions acquired OCS for approximately $13.7 million in cash. ModusLink Global Solutions previously had an equity interest in OCS through @Ventures, which interest was originally acquired when ModusLink Global Solutions acquired Modus Media, Inc. OCS provides solutions that manage entitlements for software licenses, maintenance and support subscriptions, hardware features and rights-managed content. On May 2, 2008, the Company acquired PTS for approximately $45.8 million in cash. PTS provides consumer-electronics service repair and reverse logistics services. The Company had fiscal 2008 revenue of approximately $1.1 billion and more than 30 facilities in 13 countries with a significant presence in Asia and Europe. The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986. ModusLink Global Solutions’ address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

ModusLink Global Solutions’ business strategy in recent years has led to the development, acquisition and operation of majority-owned subsidiaries focused on supply chain management services, as well as the investment in emerging, innovative and promising technology companies.

(2)	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2008, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2008. The results for the three months ended October 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company reports three operating segments, Americas, Asia and Europe. In addition to its three operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies and administration costs related to the Company’s venture capital business.

In accordance with U.S. GAAP, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and between the Company’s subsidiaries.

(3)	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On August 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the disclosure requirements related to fair value measurements. SFAS No. 157 was effective for the Company beginning in fiscal 2009, with the exception of the fair value measurement requirements for nonfinancial assets and liabilities which are effective beginning in fiscal 2010. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 5.

Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS No. 115”, (“SFAS No. 159”) became effective for the Company on August 1, 2008. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. We chose not to elect the fair value option.

(4)	RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, we could be required in fiscal 2015 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this SFAS No. 162 is not expected to have a material impact on our results of operations or financial position.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning in fiscal 2010. The adoption of this SFAS No. 161 is not expected to have a material impact on the results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to August 1, 2009 for us, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires acquiring entities in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for the Company beginning in fiscal 2010. The Company will adopt and comply with SFAS No. 141(R) on the effective date. The early adoption of this SFAS No. 141(R) is prohibited.

In December 2007, the FASB issued, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company beginning in fiscal 2010. The Company will adopt and comply with SFAS No. 160 on the effective date. The early adoption of this SFAS No. 160 is prohibited.

(5)	FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157 as of August 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities not measured at fair value on a recurring basis, which was delayed by FSP 157-2. The nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provision of SFAS No. 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination.

SFAS No. 157 clarifies that fair value is based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. SFAS No. 157 requires an entity to maximize the use of observable inputs where available and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including the Company’s available-for-sale securities.

The following table shows the assets and liabilities carried at fair value measured on a recurring basis at October 31, 2008, classified in one of the three classifications described above:

	Fair Value Measurements at October 31, 2008 Using:
	Total Carrying Value at October 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(in thousands)
Available-for-sale securities	$435	$435	$—	$—

The Company’s available-for-sale securities are comprised of equity investments and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company utilizes direct observable price quotes, such as common stock price quotes at the reporting date to mark the available-for-sale securities to market.

(6)	CHANGE IN ACCOUNTING ESTIMATE

In accordance with its policy, the Company reviews its estimate of the useful lives of its fixed assets on an ongoing basis. In the second quarter of fiscal year 2008, the review indicated that the anticipated life of our new enterprise resource planning system is longer than the original estimated useful life used for depreciation purposes in the Company’s financial statements. As a result, effective November 1, 2007, the Company changed its estimate from 5 years to 8 years to better reflect the estimated periods during which the system will remain in service. The effect of this change in estimate on the financial statements for the quarter ended October 31, 2008 is an increase in income from continuing operations and net income of $0.5 million and an increase in earnings per share of $0.01.

(7)	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Investments with maturities greater than 90 days to twelve months at the time of purchase, are considered short-term and classified as available-for-sale.

During the first quarter of fiscal 2008, the Company modified its investment strategy by reducing its investments in Auction Rate Securities (“ARS”) and increasing its investments in more liquid money market investments. During the second quarter of fiscal 2008, the Company divested its investment portfolio of any ARS. As of October 31, 2008, the Company did not have any ARS investments.

(8)	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the quarter ended October 31, 2008 are as follows:

	Americas	Europe	Asia	Total
	(in thousands)
Balance as of July 31, 2008	$99,956	$16,108	$73,948	$190,012
Purchase price adjustments from acquisition of OCS	(320)	—	—	(320)
Purchase price adjustments from acquisition of PTS	700	—	—	700

Balance as of October 31, 2008	$100,336	$16,108	$73,948	$190,392

During the fourth quarter of fiscal year 2008, the Company completed its annual impairment analysis of goodwill in accordance with SFAS No. 142. As a result of the impairment analysis and in connection with the preparation of its annual financial statements for the year ended July 31, 2008, the Company recorded a goodwill impairment charge of $14.0 million within the Europe operating segment.

The estimated fair value of the Europe operating segment was evaluated in the fourth quarter of fiscal year 2008 by weighing a combination of the present value of our discounted anticipated future operating cash flows and values based on market multiples implied by the purchase price paid for comparable companies. As a result of that evaluation, the Company determined that the book value of the Europe operating segment was in excess of its estimated fair value and accordingly recorded the impairment charge.

(9)	SHARE-BASED PAYMENTS

Stock options for the purchase of approximately 0.2 million shares of the Company’s common stock were awarded to executives during the quarter ended October 31, 2008 at a weighted average exercise price of $9.75 per share. The weighted average option fair value was $4.06 per stock option. The weighted average option fair value was calculated using the binomial-lattice model with the following weighted average assumptions. The expected volatility was 54.54%, the risk-free rate was 2.33% and the expected life was 4.08 years.

Additionally, approximately 0.1 million nonvested shares were awarded to executives during the quarter ended October 31, 2008 at a weighted average fair value of $10.32 per share. The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date.

The following table summarizes the allocation of stock-based compensation expense related to employee stock options, employee stock purchases and nonvested shares under SFAS No. 123(R), “Share-Based Payment (revised 2004),” for the three months ended October 31, 2008 and 2007, respectively:

	Three Months Ended October 31,
	2008	2007
	(in thousands)
Cost of goods sold	$131	$99
Selling, general and administrative	1,553	1,278

	$1,684	$1,377

(10)	OTHER LOSSES, NET

The following table reflects the components of “Other losses, net”:

	Three Months Ended October 31,
	2008	2007
	(in thousands)
Foreign exchange losses	$(3,405)	$(2,147)
Gain on sale of investments	452	1,717
Impairment of investment	(975)	—
Loss on disposal of assets	4	(20)
Other, net	40	85

	$(3,884)	$(365)

During the three months ended October 31, 2008, the Company recorded foreign exchange losses of approximately $3.4 million. These losses related primarily to realized and unrealized gains and losses related to foreign currency exposures and settled transactions of approximately $1.3 million and $7.0 million in the Americas and Europe, respectively, partially offset by $4.6 million of foreign exchange gains in Asia. Also, during the three months ended October 31, 2008, the Company recorded a net loss on the sale of investments of $0.5 million. The $0.5 million loss was the result of a write-off of an investment in a private company for $1.0 million, offset by a gain of $0.5 million. The $1.0 million write-off was due to the carrying value of the investment exceeding the estimated value of the investment. The $0.5 million gain was recorded to adjust a previously recorded gain on the acquisition by a third party of Avamar Technologies, Inc., due to the satisfaction of conditions leading to the release of funds held in escrow. Avamar Technologies, Inc. was an @Ventures portfolio company that was acquired by a third party in a previous reporting period.

During the three months ended October 31, 2007, the Company recorded foreign exchange losses of approximately $2.1 million. These losses related primarily to realized and unrealized gains and losses as related to foreign currency exposures and settled transactions of approximately $1.8 million and $0.6 million in Asia and Europe, respectively, partially offset by $0.3 million of foreign exchange gains in the Americas. Also, during the three months ended October 31, 2007, the Company recorded a gain on the sale of investments of $1.7 million. Approximately $0.2 million of the $1.7 million gain was a result of the acquisition by a third party of Virtual Ink, Inc., an @Ventures portfolio company. Additionally, during the three months ended October 31, 2007, gains of approximately $1.3 million and $0.1 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of Molecular, Inc. and Alibris, Inc., due to the satisfaction of conditions leading to the release of funds held in escrow. Molecular, Inc. and Alibris, Inc. were also @Ventures portfolio companies that were acquired by third parties in previous reporting periods.

(11)	RESTRUCTURING CHARGES

The following table summarizes the activity in the restructuring accrual for the three months ended October 31, 2008:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2008	$1,848	$8,320	$—	$10,168
Restructuring charges	6,756	12	—	6,768
Restructuring adjustments	(99)	(251)	—	(350)
Cash paid	(910)	(1,641)	—	(2,551)
Non-cash adjustments	—	1	—	1

Accrued restructuring balance at October 31, 2008	$7,595	$6,441	$—	$14,036

It is expected that the payments of employee-related charges will be substantially completed by July 31, 2010. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the current and previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by May 2012.

The net restructuring charges for the three months ended October 31, 2008 and 2007 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended October 31,
	2008	2007
	(in thousands)
Cost of revenue	$5,139	$661
Selling, general and administrative	1,279	962

	$6,418	$1,623

During the three months ended October 31, 2008, the Company recorded a net restructuring charge of approximately $6.4 million. This charge resulted primarily from a plan for a workforce reduction of approximately 500 employees, which was approved by management during the first quarter of fiscal year 2009 (the “Q1Plan”). As a result of the Q1 Plan, we recognized a $6.8 million pre-tax restructuring charge related to the workforce reduction for severance payments. All actions related to the Q1 Plan will be completed by the end of the fourth quarter of fiscal year 2009. We estimate that all payments related to the Q1 Plan for workforce reductions will be completed by July 31, 2010. The restructuring charge for the Q1 Plan was offset by $0.4 million in reductions to estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

During the three months ended October 31, 2007, the Company recorded a net restructuring charge of approximately $1.6 million. The charge resulted primarily from the costs incurred to shutdown a facility in Newark, California and the corresponding reduction in workforce, which approximated $0.9 million and $0.7 million, respectively.

The following table summarizes the regional activity in the restructuring accrual for the three months ended October 31, 2008:

	Americas	Asia	Europe	Other	Consolidated Total
	(in thousands)
Amounts accrued at July 31, 2008	$4,694	$174	$5,056	$244	$10,168
Amounts charged to restructuring expenses	1,143	721	4,904	—	6,768
Adjustment recorded to restructuring	(82)	—	(268)	—	(350)
Cash paid	(1,167)	(145)	(1,239)	—	(2,551)
Non-cash adjustment	1	—	—	—	1

Amounts accrued at October 31, 2008	$4,589	$750	$8,453	$244	$14,036

(12)	SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance, the Company reports three operating segments, Americas, Asia, and Europe. In addition to its three operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies and administration costs related to the Company’s venture capital business. The Other category’s balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating business segments.

Management evaluates segment performance based on segment net revenue, operating income/(loss) and “Non-GAAP operating income/(loss)”, which is defined as the operating income/(loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets, stock-based compensation and non-cash charges. The Company believes that its Non-GAAP measure of operating income/(loss) provides investors with a useful supplemental measure of the Company’s operating performance by excluding the impact of non-cash charges and restructuring activities. Each of the excluded items (depreciation, long-lived asset impairment, restructuring, amortization of intangible assets, stock-based compensation and non-cash charges) were excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses Non-GAAP operating income/(loss) to assist in evaluating the performance of the Company’s core operations. Non-GAAP operating income/(loss) does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies. These Non-GAAP results should not be evaluated in isolation of, or as a substitute for, the Company’s financial results prepared in accordance with U.S. GAAP.

Two clients, Hewlett-Packard and SanDisk Corporation, accounted for approximately 23% and 11%, respectively, of ModusLink Global Solutions’ consolidated net revenue for the three months ended October 31, 2008. Three clients, Hewlett-Packard, SanDisk Corporation and Advanced Micro Devices, accounted for approximately 27%, 11% and 14%, respectively, of ModusLink Global Solutions’ consolidated net revenue for the three months ended October 31, 2007.

Summarized financial information of the Company’s continuing operations by business segment and the Other category was as follows:

	Three Months Ended October 31,
	2008	2007
	(in thousands)
Net revenue:
Americas	$96,333	$84,183
Asia	84,425	86,712
Europe	110,654	103,845

	$291,412	$274,740

Operating income (loss):
Americas	$(8,767)	$3,216
Asia	11,391	13,016
Europe	(9,137)	(2,181)

Total	(6,513)	14,051
Other	(4,281)	(4,912)

	$(10,794)	$9,139

Non-GAAP operating income (loss):
Americas	$(4,589)	$6,356
Asia	14,034	15,342
Europe	(2,693)	(565)

Total	6,752	21,133
Other	(3,409)	(4,081)

	$3,343	$17,052

The following table reconciles Non-GAAP operating income to U.S. GAAP operating income (loss) and net income (loss):

	Three Months Ended October 31,
	2008	2007
	(in thousands)
Non-GAAP operating income	$3,343	$17,052
Adjustments:
Depreciation	(4,667)	(4,151)
Amortization of intangible assets	(1,368)	(762)
Stock-based compensation	(1,684)	(1,377)
Restructuring, net	(6,418)	(1,623)

GAAP Operating income (loss)	(10,794)	9,139

Other income (expense), net	(3,893)	2,240
Income tax expense	4,033	2,139
Income (loss) from discontinued operations	85	(630)

Net income (loss)	$(18,635)	$8,610

	October 31, 2008	July 31, 2008
	(in thousands)
Total assets of continuing operations:
Americas	$300,243	$290,412
Asia	253,763	248,000
Europe	160,986	189,187

Total	714,992	727,599
Other	70,733	82,961

	$785,725	$810,560

(13)	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive.

All common stock equivalent shares as of October 31, 2008 have not been included in the diluted per share calculation as the Company has recorded a net loss for the three months ended October 31, 2008 and the impact would have been anti-dilutive. Approximately 0.3 million weighted average common stock equivalents were included in the denominator in the calculation of dilutive earnings per share for the three months ended October 31, 2007. Approximately 0.8 million common stock equivalent shares and 0.1 million nonvested shares for the three months ended October 31, 2007, were excluded from the denominator in the diluted earnings per share calculation as their inclusion would have been antidilutive.

(14)	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, were as follows:

	Three Months Ended October 31,
	2008	2007
	(in thousands)
Net income (loss)	$(18,635)	$8,610

Net unrealized holding loss on securities	(1,126)	86
Foreign currency translation adjustment	(5,107)	2,243
Minimum pension liability adjustment	(433)	—

Comprehensive income (loss)	$(25,301)	$10,939

The components of accumulated other comprehensive income was as follows:

	October 31, 2008	July 31, 2008
	(in thousands)
Net unrealized holding gains on securities	$30	$1,156
Cumulative foreign currency translation adjustment	11,010	16,118
Minimum pension liability adjustment	1,187	1,620
Defined benefit pension plans	403	403

Accumulated other comprehensive income	$12,630	$19,297

(15)	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is primarily determined by the first-in, first-out (“FIFO”) method. Inventories at October 31, 2008 and July 31, 2007 consisted of the following:

	October 31, 2008	July 31, 2008
	(in thousands)
Raw materials	$74,815	$59,459
Work-in-process	2,981	3,756
Finished goods	23,414	22,682

	$101,210	$85,897

(16)	CONTINGENCIES

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

In September 2007, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over the following 18 months. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. The repurchase program is funded using the Company’s working capital. As of October 31, 2008, the Company repurchased an aggregate of 3.5 million shares of common stock at a cost of approximately $38.3 million. As of October 31, 2008 the Company had cancelled and retired the 3.5 million shares of common stock that were repurchased.

(18)	INCOME TAXES

As of October 31, 2008 and July 31, 2008, the liability for unrecognized tax benefits related to various federal, state, and foreign income tax matters was $6.0 million and $6.2 million, respectively. Included in these amounts is approximately $2.8 million of unrecognized tax benefits, which, if recognized, would impact the effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that would be offset through goodwill. As of October 31, 2008 and July 31, 2008, the Company had accrued $52,000 and $38,000, respectively, of interest and penalties related to uncertain tax positions. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended July 31, 2005 through July 31, 2008. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the European and Asian regions. In Europe, the Company’s 2002 through 2008 tax years remain subject to examination in most locations, while the Company’s 1997 through 2008 tax years remain subject to examination in most Asian locations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Part II—Item 1A below and elsewhere in this report and the risks discussed in the Company’s Annual Report on Form 10-K filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”), Open Channel Solutions, Inc. (“OCS”) and ModusLink PTS, Inc. (“PTS”), provides industry-leading end-to-end global supply chain management solutions that help businesses market, sell, distribute and repair their products and services. ModusLink provides supply chain management services to technology-based clients in such markets as computing, software, consumer electronics, storage and communications markets. OCS provides entitlement and e-business management solutions, and PTS provides consumer-electronics service repair and reverse logistics services.

We also invest in emerging, innovative and promising technologies and industries through our venture capital business, @Ventures. During the three months ended October 31, 2008, approximately $2.8 million was invested by @Ventures and $0.5 million of proceeds were received from the acquisition by third parties of certain @Ventures portfolio companies.

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

Our focus during fiscal 2009 remains consistent with fiscal 2008 with regard to continued execution against our strategic plan, and implementation of the following initiatives designed to achieve our goals:

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

Increase the value delivered to clients through service expansion. During fiscal year 2009 we will continue to focus on and invest in expanding our e-commerce and certain other offerings, which we believe will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect these solutions will continue to enhance our gross margins and drive greater profitability. Further, we believe that the addition of new services to existing clients will strengthen our relationship with these clients, and further integrate us with their business.

Drive operational efficiencies throughout our organization. As a result of the acquisition of Modus Media, Inc. in August 2004, the Company has been running multiple information technology systems at a significant cost. Our strategy is to operate an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution will enable clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe our clients will benefit greatly from a global integrated business solution while we reduce our operating costs. A program that we expect will drive further operational efficiencies in the future is continued application of our lean sigma continuous improvement program. We believe this initiative will yield improved process standardization and operating efficiency gains, as well as lower our operating costs.

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

For the three months ended October 31, 2008, the Company reported net revenue of $291.4 million, an operating loss of $10.8 million, loss from continuing operations before income taxes of $14.7 million, a net loss of $18.6 million and a gross margin percentage of 9.6%. We currently conduct business in The Netherlands, Hungary, France, Ireland, the Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia and Mexico in addition to our United States operations. At October 31, 2008, we had cash and cash equivalents, available-for-sale securities and short-term investments of $121.3 million, and working capital of $216.3 million.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance could be adversely affected by declines in the overall performance of the technology sector and the continued economic decline affecting the world economy in calendar 2008. The market for our supply chain management products and services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their gross margins and profitability. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. As a result of these competitive and client pressures, the gross margins in our business are low. During the three months ended October 31, 2008, our gross margin percentage was 9.6%. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We are reacting to margin and pricing pressures in several ways, including efforts to target new vertical markets, expand our service offerings and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three months ended October 31, 2008, sales to Hewlett-Packard and SanDisk Corporation, accounted for approximately 23% and 11%, respectively, of our consolidated net revenue. During the three months ended October 31, 2007, sales to Hewlett-Packard, Advanced Micro Devices and SanDisk Corporation, accounted for approximately 27% 14%, and 11% respectively, of our net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. We currently do not have any agreements which obligate any client to buy a minimum amount of products or services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

In December 2008 the Company announced that it was taking certain cost cutting actions as a result of the general economic decline. These actions include the elimination of approximately 450 to 500 jobs, and may include the closing of certain facilities. In the quarter ended October 31, 2008, the Company recorded a restructuring charge of $6.8 million for severance-related expenses. The Company expects to take additional restructuring actions in the remainder of fiscal year 2009 which will result in future restructuring charges in the range of approximately $5.0 million to $10.2 million.

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

Results of Operations

Three months ended October 31, 2008 compared to the three months ended October 31, 2007

Net Revenue:

	Three Months Ended October 31, 2008	As a % of Total Net Revenue	Three Months Ended October 31, 2007	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$96,333	33.1%	$84,183	30.6%	$12,150	14.4%
Asia	84,425	29.0%	86,712	31.6%	(2,287)	(2.6)%
Europe	110,654	37.9%	103,845	37.8%	6,809	6.6%

Total	$291,412	100.0%	$274,740	100.0%	$16,672	6.1%

Net revenue increased by approximately $16.7 million during the three months ended October 31, 2008, as compared to the same period in the prior year. This $16.7 million increase was primarily a result of the inclusion of revenue from OCS and PTS of $16.4 million and a $5.6 million favorable impact of foreign currency translation, offset by an overall $1.6 million decline associated with other client programs and $3.7 million of revenue being deferred as a result of certain client transactions not meeting all of the required revenue recognition criteria at the end of the quarter ended October 31, 2008.

During the three months ended October 31, 2008, the net revenue in the Americas region increased by $12.2 million which resulted primarily from the inclusion of revenue from OCS and PTS of $15.9 million, offset by a $1.0 million decline in client order volumes and $2.7 million of revenue deferral. Within the Asia region, the net revenue decrease of approximately $2.3 million resulted primarily from a $3.3 million decrease in order volumes and $0.4 million revenue deferral, offset by the inclusion of revenue from OCS of $0.5 million and $0.8 million positive impact of foreign currency translation. Within the Europe region, revenue was positively impacted by increased revenue of approximately $6.8 million. This increase resulted primarily from a $4.8 million positive impact of foreign currency translation and $2.6 million of new business and an increase in order volumes, offset by $0.6 million of revenue deferral.

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

Cost of Revenue:

	Three Months Ended October 31, 2008	As a % of Segment Net Revenue	Three Months Ended October 31, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$94,793	98.4%	$73,978	87.9%	$20,815	28.1%
Asia	63,914	75.7%	64,493	74.4%	(579)	(0.9)%
Europe	104,635	94.6%	97,205	93.6%	7,430	7.6%

Total	$263,342	90.4%	$235,676	85.8%	$27,666	11.7%

Cost of revenue consists primarily of expenses related to the cost of materials purchased for sale or distribution as well as costs for salaries and benefits and contract labor, consulting, fulfillment and shipping, and applicable facilities. Cost of revenue increased by approximately $27.7 million for the three months ended October 31, 2008, as compared to the three months ended October 31, 2007. Gross margins for the first quarter of fiscal 2009 were 9.6% as compared to 14.2% in the prior year quarter. This decrease is primarily attributable to a change in the mix of business and associated costs, start-up costs related to new client engagements, decreased capacity utilization due to lower volumes and deferred revenue in the quarter.

For the three months ended October 31, 2008, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 1.6%, 24.3% and 5.4%, as compared to 12.1%, 25.6% and 6.4%, respectively, for the same period of the prior year. The 1,050 basis-point decline in gross margin within the Americas region reflected higher costs including startup costs associated with new client engagements, decreased capacity utilization due to lower volumes, in conjunction with lower volumes from higher margin base business, and deferred revenue in the quarter. Within the Asia region, the 130 basis-point decline in gross margin can be primarily attributed to lower volumes from the base business in conjunction with higher volumes from the lower margin new business, and deferred revenue in the quarter. Within the Europe region, the 100 basis-point decline in gross margin was primarily due to higher costs associated with new client engagements and new programs for existing customers, and deferred revenue in the quarter.

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

Selling, General and Administrative Expenses:

	Three Months Ended October 31, 2008	As a % of Segment Net Revenue	Three Months Ended October 31, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$8,247	8.6%	$4,959	5.9%	$3,288	66.3%
Asia	8,030	9.5%	8,811	10.2%	(781)	(8.7)%
Europe	10,520	9.5%	8,858	8.5%	1,662	18.8%

Sub-total	26,797	9.2%	22,628	8.2%	4,169	18.4%
Other	4,281	—	4,912	—	(631)	(12.8)%

Total	$31,078	10.7%	$27,540	10.0%	$3,538	12.9%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended October 31, 2008 increased by approximately $3.5 million compared to the three month period ended October 31, 2007, primarily as a result of the inclusion of $2.7 million of selling, general and administrative expenses for OCS and PTS, $1.4 million of higher selling and marketing costs and $1.5 million of bad debt expense. These increases were partially offset by a $1.9 million decline in ERP implementation costs.

Amortization of Intangible Assets:

	Three Months Ended October 31, 2008	As a % of Segment Net Revenue	Three Months Ended October 31, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$999	1.0%	$377	0.5%	$622	165.0%
Asia	369	0.4%	380	0.4%	(11)	(2.9)%
Europe	—	—	5	—	(5)	(100.0)%

Total	$1,368	0.5%	$762	0.3%	$(606)	(79.5)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., OCS and PTS. These intangible assets are being amortized over lives ranging from 1 to 10 years.

Restructuring:

	Three Months Ended October 31, 2008	As a % of Segment Net Revenue	Three Months Ended October 31, 2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,061	1.1%	$1,651	2.0%	$(590)	(35.7)%
Asia	721	0.9%	13	—	708	5,444.7%
Europe	4,636	4.2%	(41)	—	4,677	11,407.6%

Total	$6,418	2.2%	$1,623	0.6%	$4,795	295.4%

During the three months ended October 31, 2008, the Company recorded net restructuring charges of approximately $6.4 million as compared to a net restructuring charge of $1.6 million in the same period of the prior fiscal year. During the first quarter of fiscal year 2009, our management approved a plan for a workforce reduction of approximately 500 employees (the “Q1 Plan”). As a result of the Q1 Plan, we recognized a $6.8 million pre-tax restructuring charge related to severance payments for the workforce reduction. All actions related to the Q1 Plan will be completed by the end of the fourth quarter of fiscal year 2009. We estimate that all payments related to the Q1 Plan for workforce reductions will be completed by the end of the fiscal year 2010. The restructuring charge for the Q1 Plan was offset by $0.4 million in reductions to estimates for previously recorded employee related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

Interest Income/Expense:

During the three months ended October 31, 2008, interest income decreased $2.2 million to $0.8 million from $3.0 million for the three months ended October 31, 2007. The decrease in interest income was the result of lower average interest rates and lower average cash, cash equivalents and short-term investment balances during the current period compared to the same period in the prior fiscal year.

Interest expense totaled approximately $0.2 and $0.6 million for the three months ended October 31, 2008 and 2007, respectively. In both periods, interest expense of approximately $0.2 million related to the Company’s stadium obligation, and the remaining interest expense for the three months ended October 31, 2007 related primarily to outstanding borrowings on a revolving bank credit facility.

Other Losses, net:

During the three months ended October 31, 2008, other losses, net included a net loss of approximately $3.9 million. During the three months ended October 31, 2008, the Company recorded foreign currency transaction losses of approximately $3.4 million and a $1.0 million impairment of an investment, which were partially offset by approximately $0.5 million of gains on the sale of investments. The $0.5 million gain was the result of an adjustment to a previously recorded gain on the acquisitions by a third party of Avamar Technologies, Inc., due to the satisfaction of conditions leading to the release of funds held in escrow. Avamar Technologies, Inc. was an @Ventures portfolio company that was acquired by a third party in a previous reporting period.

During the three months ended October 31, 2007, other losses, net included a net loss of approximately $0.4 million. During the three months ended October 31, 2007, the Company recorded foreign currency transaction losses of approximately $2.1 million which was partially offset by approximately $1.7 million of gains on the sale of investments. Approximately $0.2 million of the gain was a result of the acquisition by a third party of Virtual Ink, Inc., an @Ventures portfolio company. Additionally, during the three months ended October 31, 2007, gains of approximately $1.3 million and $0.1 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of Molecular, Inc. and Alibris, Inc., due to the satisfaction of conditions leading to the release of funds held in escrow. Molecular, Inc. and Alibris, Inc. were also @Ventures portfolio companies that were acquired by third parties in previous reporting periods.

Equity in Income (Losses) of Affiliates, net:

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity in income (losses) of affiliates. Equity in income (losses) of affiliates decreased to a loss of approximately $0.5 million for the three months ended October 31, 2008 from income of $0.2 million for the same period in the prior fiscal year, primarily as a result of a decrease in net income recognized by certain affiliate companies.

Income Tax Expense:

During the three months ended October 31, 2008, the Company recorded income tax expense of approximately $4.0 million, as compared to income tax expense of $2.1 million for the same period in the prior fiscal year. For the three months ended October 31, 2008, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides income tax expense related to federal, state, and foreign income taxes. For the three months ended October 31, 2008 and 2007, the Company’s U.S. taxable income, and the taxable income for certain foreign locations, was offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of its securities, the sale of our interests in subsidiaries, returns generated by our venture capital business and borrowings from lending institutions. As of October 31, 2008, the Company’s primary sources of liquidity consisted of cash and cash equivalents and short-term investments of $121.3 million. In addition, ModusLink has a revolving credit agreement (the “Loan Agreement”) with a bank syndicate. The Loan Agreement is a one-year $45.0 million revolving credit facility, with a scheduled maturity of October 31, 2009. Advances under the Loan Agreement may be in the form of loans or letters of credit. At October 31, 2008, there were no borrowings outstanding under the Loan Agreement. Interest on the revolving credit facility is based on Prime or the London Interbank Offered Rate “LIBOR” plus an applicable margin (ranging from 1.25%—2.25%). The Loan Agreement is secured by the assets of ModusLink and includes certain restrictive financial covenants, which include balance sheet leverage, liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, or acquire or sell assets without prior approval from the lenders. As of October 31, 2008, ModusLink was not in compliance with one of the financial covenants in the Loan Agreement. No amounts were outstanding under the Loan Agreement as of October 31, 2008, and ModusLink subsequently sought and received a waiver of the covenant default from the lenders. This waiver included the requirement that borrowings under the revolving credit facility of the Loan Agreement be approved by the bank until such time as the financial covenants are modified to reflect the current economic conditions. In the event the covenants are not modified to the satisfaction of the lenders in their sole discretion by January 31, 2009, then an Event of Default under the Loan Agreement will exist. ModusLink does not expect to require borrowings under the facility prior to such modification, however there can be no assurance that such a need may not arise, or that the covenant will be modified. In addition, ModusLink maintains credit facilities of approximately $3.4 million and $0.9 million with Japanese and Taiwanese banks, respectively. No amounts were outstanding under these facilities at October 31, 2008. The Company’s working capital at October 31, 2008 was approximately $216.3 million.

Net cash used for operating activities of continuing operations was $21.8 million for the three months ended October 31, 2008, compared to net cash used by operating activities of continuing operations of $5.8 million for the three months ended October 31, 2007. Cash used for operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in working capital. The cash used for operating activities of continuing operations for the three months ended October 31, 2008 was primarily driven by increases in accounts receivable and inventories of approximately $25.7 million and $22.4 million, respectively, with a corresponding increase in accounts payable, accrued restructuring and accrued expenses of $16.5 million, primarily related to seasonality based demand and ramp up of new business. During the three months ended October 31, 2007, net cash flow from operating activities included increases in accounts receivable and inventories of $21.3 million and $8.5 million, respectively with a corresponding increase in accounts payable, accrued restructuring and accrued expenses of $14.8 million, largely related to seasonality based demand.

We believe that our cash flows related to operating activities of continuing operations is dependent on several factors, including increased profitability, effective customer credit and inventory management practices, and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are dependent on several additional external factors including the overall performance of the technology sector, the market for outsourcing services and consumer demand for our clients’ products, as discussed above in the “Overview” section.

Investing activities of continuing operations used cash of $6.4 million for the three months ended October 31, 2008 and provided cash of $44.7 million for the three months ended October 31, 2007. The $6.4 million of cash used by investing activities during the three months ended October 31, 2008 resulted from $4.1 million of capital expenditures and $2.8 million of investments in affiliates. The $44.7 million of cash provided by investing activities during the three months ended October 31, 2007 resulted from approximately $54.1 million from the redemption of short-term investments, which was partially offset by $6.7 million of capital expenditures and $4.5 million of investments in affiliates. As of October 31, 2008, the Company had $35.8 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities from continuing operations used cash of $3.4 million for the three months ended October 31, 2008. The $3.4 million of cash used for financing activities of continuing operations primarily relates to $3.3 million of costs incurred as a result of the repurchase of common stock during the first quarter (see Note 19 of the notes to the condensed consolidated financial statements). Financing activities from continuing operations used cash of approximately $8.3 million for the three months ended October 31, 2007. The $8.3 million of cash used for financing activities from continuing operations primarily relates to $8.3 million of costs incurred as a result of the repurchase of common stock during the three months ended October 31, 2007. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used for discontinued operations totaled $0.6 million for both the three months ended October 31, 2008 and 2007, respectively.

Given our cash resources as of October 31, 2008, the Company believes that it has sufficient working capital and liquidity to support its operations, as well as to continue to make investments through its venture capital business over the next fiscal year and for the foreseeable future. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

In light of the current economic condition, we are more closely monitoring the aging of individual client receivable balances and associated credit risk in an effort to mitigate our exposure to bad debt.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008. The gross liability for unrecognized tax benefits as of October 31, 2008 and 2007 was $6.0 million and $6.3 million, respectively, including approximately $52,000 and $17,000, respectively of accrued interest and penalties. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

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

From time to time the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries or former subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. Additionally, from time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of October 31, 2008, the Company had no recorded liabilities with respect to these arrangements.

In 1999, a subsidiary of the Company entered into a facility lease with a term ending in November 2006. The Company issued a guaranty in connection with this lease. The Company divested of its interest in the subsidiary in 2002. During the quarter ended October 31, 2006, the Company became aware that this lease had been amended to extend the lease term through November 2016 with cumulative base rent of approximately $16.0 million. The Company has notified the former subsidiary that it disputes that it has any ongoing liability under this guaranty and hence has not recorded any reserves for this arrangement as of October 31, 2008.

The Company is also a party to litigation from time to time, which it considers routine and incidental to its business. Management does not expect the results of such routine and incidental matters to have a material adverse effect on the Company’s business, results of operations or financial condition.

Critical Accounting Policies

The preparation of our quarterly financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation expense, inventories, investments, income taxes, restructuring, impairment of long-lived assets, goodwill and other intangible assets, contingencies and litigation. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: preparing investment valuations; determining discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; determining future lease assumptions related to restructured facility lease obligations; and establishing income tax liabilities are the estimates most likely to have a material impact on our financial position and the results of operations. Some accounting policies may have a significant impact on amounts reported in these financial statements. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Accounting Pronouncements

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, we could be required in fiscal 2015 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this SFAS No. 162 is not expected to have a material impact on our results of operations or financial position.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning in fiscal 2010. The adoption of this SFAS No. 161 is not expected to have a material impact on the results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to August 1, 2009 for us, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires acquiring entities in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for the Company beginning in fiscal 2010. The Company will adopt and comply with SFAS No. 141(R) on the effective date. The early adoption of this SFAS No. 141(R) is prohibited.

In December 2007, the FASB issued, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company beginning in fiscal 2010. The Company will adopt and comply with SFAS No. 160 on the effective date. The early adoption of this SFAS No. 160 is prohibited.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market values of its investments. The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit, approximate fair value because of the short-term nature of these instruments. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our consolidated balance sheets and adjustments to fair value during this holding period are recorded in the statement of operations. As of October 31, 2008 the Company did not have any derivative financial instruments.

Interest Rate Risk

At October 31, 2008, ModusLink had no outstanding borrowings under its Loan Agreement with a bank syndicate and the Company had no open derivative positions with respect to its borrowing arrangements.

We maintain a portfolio of highly liquid cash equivalents typically maturing in 90 days or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy and include corporate and state municipal obligations such as commercial paper, certificates of deposit and institutional money market funds.

Our exposure to market risk for changes in interest rates relates primarily to our investment in short-term investments. Previously, we had available-for-sale securities, a significant portion of which were classified as short-term investments on our consolidated balance sheet. These short-term investments consisted solely of ARS. Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. During the three months ended October 31, 2007, the Company modified its investment strategy by reducing its investments in ARS and increasing its investments in more liquid money market investments. During the second quarter of fiscal year 2008, the Company divested its investment portfolio of any ARS.

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to greater exposure from significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations.

Revenues from our foreign operating segments accounted for approximately 66.4% of total revenues during the three months ended October 31, 2008. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

Primary currencies include Euros, Singapore Dollars, Chinese Renminbi, Hungarian Forints, Czech Koruna, Taiwan Dollars, Japanese Yen, Australian Dollars, Malaysian Ringgits and Mexican Pesos. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenues and operating expenses for our international operations. Similarly, our revenues and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While we attempt to balance local currency revenue to local currency expenses to provide in effect a natural hedge, it is not always possible to completely reduce the foreign currency exchange rate risk due to competitive and other reasons. We estimate operating income for the three months ended October 31, 2008 was, in aggregate, positively impacted due to the change in foreign currency from October 31, 2007 to October 31, 2008 by approximately $(0.9) million in the Asia region and $1.2 million in the Europe region.

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended October 31, 2008, we recorded foreign currency translation losses of approximately $5.1 million which are recorded in Stockholders Equity in our consolidated balance sheet. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three months ended October 31, 2008, we recorded foreign currency transaction losses of approximately $3.4 million which are recorded in “Other (losses) gains, net” in our consolidated statement of operations.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign currency exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. As exchange rates vary, our international financial results may vary from expectations and adversely impact our overall operating results.

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

Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined by Rule 13a-15(f)), that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than with respect to the risk factor below, there have not been any material changes from the risk factors previously disclosed in the “Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended July 31, 2008. In addition to the other information set forth in this report, including in the first paragraph under “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” you should carefully consider the factors discussed below and in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Disruption in financial markets could have a negative effect on our business. As has been widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. The businesses of our clients, and in turn our business, is highly dependent on consumer demand, which has been affected by the economic downturn. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which could then lead to further challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they will have on our business and financial condition. In addition, we are responding to the economic downturn through a series of restructuring actions. There can be no assurance that these actions will result in the benefits we predict them to have or be sufficient if the economy deteriorates further.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended October 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Repurchased (1)		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
August 1, 2008-August 31, 2008	19,998	(3)	$11.81	N/A	$14,745,088
September 1, 2008-September 30, 2008	4,553	(3)	$10.36	N/A	$14,745,088
October 1, 2008-October 31, 2008	484,334	(4)(5)	$6.24	477,851	$11,759,508

(1)	ModusLink Global Solutions repurchased 477,851 shares of its common stock in the quarter ended October 31, 2008 pursuant to the repurchase program announced in September 2007 (the “Program”). ModusLink Global Solutions has repurchased an aggregate of 3,461,705 shares of its common stock through October 31, 2008 pursuant to the Program.
(2)	In September 2007, ModusLink Global Solutions was authorized to repurchase up to $50.0 million of its common stock from time to time on the open market or in privately negotiated transactions under the Program over an 18 month period ending on April 1, 2009. The Program may be suspended or discontinued at any time.
(3)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.
(4)	Includes 1,483 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.
(5)	Includes 5,000 shares purchased in an open-market transaction by a certain executive officer who may be deemed to be an “affiliated purchaser” under Rule 10b-18 of the Exchange Act.

Item 5.	Other Information.

During the quarter ended October 31, 2008, material changes were made to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 and our most recent proxy statement.

On December 9, 2008, ModusLink, SalesLink LLC and SalesLink Mexico Holdings Corp., each a direct or indirect wholly owned subsidiary of ModusLink Global Solutions (collectively, the “Borrowers”), entered into a Waiver Agreement (the “Waiver”) to the Second Amended and Restated Loan and Security Agreement with Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and RBS Citizens, National Association (f/k/a/ Citizens Bank of Massachusetts) (collectively, the “Lenders”), as amended to date (the “Loan Agreement”).

As of October 31, 2008, the Borrowers were not in compliance with one of the financial covenants in the Loan Agreement. Under the Waiver, the Lenders waived such financial covenant default. The Waiver requires that borrowings under the revolving credit facility of the Loan Agreement be approved by the Lenders until such time as the financial covenants are modified to reflect the current economic conditions. In the event the financial covenants are not modified to the satisfaction of the Lenders in their sole discretion by January 31, 2009, then an Event of Default under the Loan Agreement will exist. The Borrowers do not expect to require borrowings under the facility prior to such modification, however, there can be no assurance that such a need may not arise, or that the covenants will be modified.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: December 10, 2008	By:	/S/ STEVEN G. CRANE
Steven G. Crane
Chief Financial Officer

EXHIBIT INDEX

10.1	Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated as of October 31, 2008, by and among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holding Corp., the lenders party thereto, Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and RBS Citizens, National Association (f/k/a Citizens Bank of Massachusetts) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 5, 2008 (File No. 000-23262).

10.2	Replacement Second Amended and Restated Revolving Credit Note dated October 31, 2008 issued to Bank of America, N.A. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 5, 2008 (File No. 000-23262).

10.3	Replacement Second Amended and Restated Revolving Credit Note dated October 31, 2008 issued to RBS Citizens, National Association is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 5, 2008 (File No. 000-23262).

10.4	ModusLink Global Solutions FY 2009 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated November 5, 2008 (File No. 000-23262).

10.5	Amendment No. 4 to Amended and Restated 1995 Employee Stock Purchase Plan.

10.6	Amendment No. 2 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors.

10.7	Amendment No. 2 to 2000 Stock Incentive Plan.

10.8	Amendment No. 3 to 2002 Non-Officer Employee Stock Incentive Plan.

10.9	Amendment No. 2 to 2004 Stock Incentive Plan.

10.10	Amendment No. 1 to 2005 Non-Employee Director Plan.

10.11	Amendment No. 1 to Amended and Restated Director Compensation Plan.

10.12	Waiver Agreement dated as of December 9, 2008, by and among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holding Corp., the lenders party thereto, Bank of America, N.A. (as successor by merger to LaSalle Bank National Association), and RBS Citizens, National Association (f/k/a Citizens Bank of Massachusetts).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.