Form 10-Q
period 2009-01-31
ModusLink Global Solutions Inc
filed 2009-03-12
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

As of March 6, 2009, there were 45,683,955 shares outstanding of the registrant’s Common Stock, $.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	January 31, 2009	July 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$135,363	$160,585
Available-for-sale securities	333	1,517
Accounts receivable, trade, net of allowance for doubtful accounts of $3,730 and $2,358, at January 31, 2009 and July 31, 2008, respectively	186,930	213,096
Inventories, net	79,644	85,897
Prepaid expenses and other current assets	10,200	12,820

Total current assets	412,470	473,915

Property and equipment, net	66,259	74,889
Investments in affiliates	29,313	34,558
Goodwill	25,708	190,012
Other intangible assets, net	25,865	29,292
Other assets	6,742	7,894

	$566,357	$810,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital lease	$129	$349
Accounts payable	129,275	168,190
Current portion of accrued restructuring	9,944	6,297
Accrued income taxes	1,679	1,027
Accrued expenses	43,248	52,817
Other current liabilities	8,426	3,653
Current liabilities of discontinued operations	2,348	2,840

Total current liabilities	195,049	235,173

Long-term portion of accrued restructuring	2,325	3,871
Obligations under capital leases, less current installments	16	55
Other long-term liabilities	19,336	21,648
Non-current liabilities of discontinued operations	2,964	3,839
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at January 31, 2009 and July 31, 2008	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; issued and outstanding 45,267,262 at January 31, 2009 and issued 48,685,784 shares, including 2,983,854 shares of treasury stock, at July 31, 2008	456	491
Additional paid-in capital	7,435,789	7,471,230
Treasury stock, at cost 2,983,854 shares at July 31, 2008	—	(35,268)
Accumulated deficit	(7,097,187)	(6,909,776)
Accumulated other comprehensive income	7,609	19,297

Total stockholders’ equity	346,667	545,974

	$566,357	$810,560

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Net revenue	$260,461	$277,972	$551,874	$552,712
Cost of revenue	228,240	239,063	491,583	474,739

Gross profit	32,221	38,909	60,291	77,973
Operating expenses:
Selling, general and administrative	26,003	28,817	57,081	56,357
Amortization of intangible assets	1,372	746	2,740	1,508
Impairment of goodwill	164,682	—	164,682	—
Restructuring, net	656	745	7,074	2,368

Total operating expenses	192,713	30,308	231,577	60,233

Operating income (loss)	(160,492)	8,601	(171,286)	17,740

Other income (expense):
Interest income	451	2,677	1,217	5,665
Interest expense	(177)	(472)	(417)	(1,086)
Other gains (losses), net	5,799	18,528	1,915	18,163
Equity in income (losses) of affiliates, net of impairments	(10,975)	632	(11,510)	863

Total other income (losses)	(4,902)	21,365	(8,795)	23,605

Income (loss) from continuing operations before income taxes	(165,394)	29,966	(180,081)	41,345
Income tax expense	3,455	2,077	7,489	4,216

Income (loss) from continuing operations	(168,849)	27,889	(187,570)	37,129
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	74	(86)	159	(716)

Net income (loss)	$(168,775)	$27,803	$(187,411)	$36,413

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(3.73)	$0.58	$(4.12)	$0.78
Income (loss) from discontinued operations	$—	$—	$—	$(0.02)

Net income (loss)	$(3.73)	$0.58	$(4.12)	$0.76

Shares used in computing basic earnings (loss) per share:	45,256	48,005	45,498	47,556

Shares used in computing diluted earnings (loss) per share:	45,256	48,107	45,498	47,724

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended January 31,
	2009	2008
Cash flows from operating activities of continuing operations:
Net income (loss)	$(187,411)	$36,413
Income (loss) from discontinued operations	159	(716)

	(187,570)	37,129
Adjustments to reconcile income (loss) from continuing operations to cash provided by continuing operations:
Depreciation	9,446	7,897
Impairment of goodwill	164,682	—
Amortization of intangible assets	2,740	1,508
Stock-based compensation	3,044	2,866
Non-operating losses (gains), net	(1,915)	(18,163)
Equity in losses (income) of affiliates	11,510	(863)
Changes in operating assets and liabilities:
Trade accounts receivable, net	9,518	3,438
Inventories	(721)	(1,018)
Prepaid expenses and other current assets	1,808	706
Accounts payable, accrued restructuring and accrued expenses	(26,704)	(14,572)
Refundable and accrued income taxes, net	892	1,059
Other assets and liabilities	16,176	(5,550)

Net cash provided by operating activities of continuing operations	2,906	14,437

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(6,604)	(12,163)
Redemption of short-term investments	—	111,850
Proceeds from affiliate distributions	1,326	19,422
Investments in affiliates	(7,463)	(4,613)

Net cash provided by (used in) investing activities of continuing operations	(12,741)	114,496

Cash flows from financing activities of continuing operations:
Repayments on revolving line of credit	—	(24,786)
Repayments on capital lease obligations	(259)	(208)
Proceeds from issuance of common stock	—	160
Repurchase of common stock	(3,275)	(14,245)

Net cash used in financing activities of continuing operations	(3,534)	(39,079)

Cash flows from discontinued operations:
Operating cash flows	(1,207)	(1,204)

Net cash used in discontinued operations	(1,207)	(1,204)

Net effect of exchange rate changes on cash and cash equivalents	(10,646)	6,353

Net increase (decrease) in cash and cash equivalents	(25,222)	95,003
Cash and cash equivalents at beginning of period	160,585	169,481

Cash and cash equivalents at end of period	$135,363	$264,484

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	NATURE OF OPERATIONS

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”), ModusLink Open Channel Solutions, Inc. (“OCS”) and ModusLink PTS, Inc. (“PTS”) provides end-to-end global supply chain management solutions that help businesses market, sell, distribute and repair their products and services. In addition, ModusLink Global Solutions’ venture capital business, @Ventures, invests in a variety of technology ventures. ModusLink services technology-based clients in the computing, software, consumer electronics, storage and communications markets. On March 18, 2008, ModusLink Global Solutions acquired OCS for approximately $13.7 million in cash. ModusLink Global Solutions previously had an equity interest in OCS through @Ventures, which interest was originally acquired when ModusLink Global Solutions acquired Modus Media, Inc. OCS provides solutions that manage entitlements for software licenses, maintenance and support subscriptions, hardware features and rights-managed content. On May 2, 2008, the Company acquired PTS for approximately $45.8 million in cash. PTS provides consumer electronics service repair and reverse logistics services.

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

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2008, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2008. The results for the three and six months ended January 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company reports three operating segments, Americas, Asia and Europe. In addition to its three operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not fully allocated to the Company’s subsidiary companies, and administration costs related to the Company’s venture capital business.

In accordance with U.S. GAAP, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and between the Company’s subsidiaries.

(3)	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 was effective for the Company beginning November 15, 2008. The adoption of this SFAS No. 162 did not have a material impact on our results of operations or financial position.

On August 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the disclosure requirements related to fair value measurements. SFAS No. 157 was effective for the Company beginning in fiscal 2009, with the exception of the fair value measurement requirements for nonfinancial assets and liabilities which are effective beginning in fiscal 2010. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 5.

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 to August 1, 2009 for the Company, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115”, (“SFAS No. 159”) became effective for the Company on August 1, 2008. SFAS No. 159 gives the Company the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. The Company chose not to elect the fair value option.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for the Company beginning in fiscal 2010. The Company is currently evaluating FSP FAS 142-3 and the impact, if any, that it may have on our results of operations or financial position.

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

The following table shows the assets and liabilities carried at fair value measured on a recurring basis at January 31, 2009, classified in one of the three classifications described above:

	Fair Value Measurements at January 31, 2009 Using:
	Total Carrying Value at January 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(in thousands)
Available-for-sale securities	$333	$333	$—	$—

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

(7)	GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company conducts its annual goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. For goodwill testing purposes the Company has five reporting units, the Americas, Asia, Europe, OCS and PTS.

During the second quarter of fiscal year 2009, indicators of potential impairment caused the Company to conduct an interim impairment test. Those indicators included a recent significant decrease in the market capitalization of the Company, and the change in the macroeconomic environment. As a result of these events, the Company determined an interim impairment test was necessary and performed the interim test on all five of its reporting units as of January 31, 2009. In accordance with SFAS No. 142, the Company completed step one of the impairment analysis. As part of the step one test, the Company performed a market capitalization reconciliation to ensure that the resulting outputs of the test and the total Company fair value were consistent, giving effect to an appropriate control premium. The Company applied a control premium of approximately 35%. As a result of the step one test, the Company concluded that, as of January 31, 2009, the fair value of three of its five reporting units was below their respective carrying values, including goodwill The three reporting units that showed potential impairment were the Americas, Asia and Europe. As such, step two of the impairment test was initiated in accordance with SFAS No. 142. The step-two analysis has been completed and in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2009 the Company concluded that its goodwill was impaired and recorded a $164.7 million non-cash goodwill impairment charge at January 31, 2009, consisting of $74.6 million for the Americas, $73.9 million for Asia and $16.1 million for Europe.

Historically, the Company has considered three methods of estimating fair value of each of the reporting units. These included the income approach, the company guideline method and the comparable transaction method. The Company has determined that due to the current economic conditions that the income approach is more representative of fair value. The estimated fair values of our reporting units were evaluated in the second quarter of fiscal year 2009 using an income approach by calculating the present value of our estimated future operating cash flows. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures, and income tax cash flows. In developing an appropriate discount rate to apply in its estimated cash flow models the Company develops an estimate of its weighted average cost of capital. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods.

In connection with completing our goodwill impairment analysis, and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company also evaluated the recoverability of its long-lived assets at each of the three reporting units where goodwill was deemed to be impaired. Based upon this evaluation, the Company determined that the estimated future undiscounted cash flows related to these assets were in excess of their carrying values, and therefore these long-lived assets were not impaired.

The remaining goodwill of $25.7 million as of January 31, 2009 relates to the Company’s OCS and PTS reporting units. The Company will conduct its next annual impairment test on July 31, 2009, which includes an update to the Company’s discounted cash flow analyses and cost of capital assumptions for the OCS and PTS reporting units. The Americas operating segment includes the Americas, OCS and PTS reporting units (See Note 11).

The changes in the carrying amount of goodwill by operating segment for the six months ended January 31, 2009 are as follows:

	Americas	Europe	Asia	Total
	(in thousands)
Balance as of July 31, 2008	$99,956	$16,108	$73,948	$190,012
Purchase price adjustments from acquisition of OCS	(322)	—	—	(322)
Purchase price adjustments from acquisition of PTS	700	—	—	700
Impairment charge	(74,626)	(16,108)	(73,948)	(164,682)

Balance as of January 31, 2009	$25,708	$—	$—	$25,708

(8)	SHARE-BASED PAYMENTS

Stock options for the purchase of approximately 0.2 million shares of the Company’s common stock were awarded to executives during the six months ended January 31, 2009 at a weighted average exercise price of $9.75 per share. The weighted average option fair value was $4.06 per share. The weighted average option fair value was calculated using the binominal-lattice model with the following weighted average assumptions: expected volatility of 54.54%, risk-free rate of 2.33% and expected life of 4.08 years.

Additionally, approximately 0.1 million nonvested shares were awarded to executives during the six months ended January 31, 2009 at a weighted average fair value of $10.32 per share. The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date.

The following table summarizes the allocation of stock-based compensation expense related to employee stock options, employee stock purchases and nonvested shares under SFAS No. 123(R), “Share-Based Payment (revised 2004),” for the three and six months ended January 31, 2009 and 2008, respectively:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
		(in thousands)
Cost of goods sold	$92	$145	$223	$244
Selling, general and administrative	1,268	1,344	2,821	2,622

	$1,360	$1,489	$3,044	$2,866

(9)	OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
		(in thousands)
Foreign exchange gains (losses)	$5,405	$(66)	$2,000	$(2,213)
Gain on sale of investments	875	18,398	1,327	20,115
Impairment of investment	—	—	(975)	—
Loss on disposal of assets	(24)	—	(20)	—
Other, net	(457)	196	(417)	261

	$5,799	$18,528	$1,915	$18,163

The Company recorded foreign exchange gains of approximately $5.4 million and $2.0 million during the three and six months ended January 31, 2009, respectively. These net gains related primarily to realized and unrealized gains and losses related to foreign currency exposures and settled transactions in the Americas, Asia and Europe. During the three months ended January 31, 2009, the Company recorded a gain of approximately $0.9 million to adjust a previously recorded gain on the acquisition by a third party of The Generations Network, Inc. (“TGN”) due to the satisfaction of conditions leading to the release of funds held in escrow. Additionally, during the six months ended January 31, 2009, a gain of approximately $0.5 million was recorded to adjust a previously recorded gain on the acquisition by a third party of Avamar Technologies, Inc., due to the satisfaction of conditions leading to the release of funds held in escrow. TGN and Avamar Technologies, Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. Also, during the six months ended January 31, 2009, the Company recorded a write-off of an investment in a private company for $1.0 million. The $1.0 million write-off was due to the carrying value of the investment exceeding the estimated value of the investment.

The Company recorded foreign exchange losses of approximately $0.1 million and $2.2 million, respectively, during the three and six months ended January 31, 2008. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe. Also during the three and six months ended January 31, 2008, the Company recorded a gain of approximately $12.9 million on the acquisition of TGN, by a third party in December 2007. Additionally, during the three months ended January 31, 2008, gains of approximately $2.7 million, $0.6 million, $0.4 million, and $0.2 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of Avamar Technologies, Inc., Molecular, Inc., Realm Business Solutions, Inc., and Alibris, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow. These companies were also @Ventures portfolio companies that were acquired by third parties in previous reporting periods. During the three and six months ended January 31, 2008, the Company recorded a gain of $1.6 million from the sale of a minority interest in a former indirect subsidiary. During the six months ended January 31, 2008, gains of approximately $2.7 million, $1.8 million, $0.4 million, and $0.3 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of Avamar Technologies, Inc., Molecular, Inc., Realm Business Solutions, Inc., and Alibris, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow.

(10)	RESTRUCTURING CHARGES

The following table summarizes the activity in the restructuring accrual for the three and six months ended January 31, 2009:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2008	$1,848	$8,320	$—	$10,168

Restructuring charges	6,756	12	—	6,768
Restructuring adjustments	(99)	(251)	—	(350)
Cash paid	(910)	(1,641)	—	(2,551)
Non-cash adjustments	—	1	—	1

Accrued restructuring balance at October 31, 2008	$7,595	$6,441	$—	$14,036

Restructuring charges	2,165	—	—	2,165
Restructuring adjustments	(1,626)	117	—	(1,509)
Cash paid	(1,744)	(679)	—	(2,423)
Non-cash adjustments	—	—	—	—

Accrued restructuring balance at January 31, 2009	$6,390	$5,879	$—	$12,269

It is expected that the payments of employee-related charges will be substantially completed by July 31, 2010. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the current and previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by May 2012.

The net restructuring charges for the three and six months ended January 31, 2009 and 2008 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
		(in thousands)
Cost of revenue	$(1,006)	$512	$2,891	$2,273
Selling, general and administrative	1,662	233	4,183	95

	$656	$745	$7,074	$2,368

During the three and six months ended January 31, 2009, the Company recorded a net restructuring charge of approximately $0.7 million and $7.1 million, respectively. These charges resulted primarily from a plan for a workforce reduction of approximately 500 employees, which was approved by management during the first quarter of fiscal year 2009 (the “Q1 Plan”). As a result of the Q1 Plan, we recognized a $6.8 million pre-tax restructuring charge related to the workforce reduction for severance payments. All actions related to the Q1 Plan for workforce reductions will be completed by July 31, 2010. During the three months ended January 31, 2009, the Company recorded net adjustments of approximately $1.5 million to decrease previously recorded restructuring estimates for employee-related severance expenses due to changes in estimates of employee-related severance expenses. Additionally, during the three months ended January 31, 2009, the Company recorded an additional $2.2 million pre-tax restructuring charge for severance payments related to a workforce reduction of approximately 63 employees. All actions related to the workforce reduction will be completed by July 31, 2010. For the three and six months ended January 31, 2009, the restructuring charges were offset by $1.5 million and $1.9 million, respectively, in reductions to estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

During the three and six months ended January 31, 2008, the Company recorded a net restructuring charge of approximately $0.7 million and $2.4 million, respectively. These charges consisted of approximately $0.7 million for the three months and approximately $1.3 million for the six month period for severance costs, relating to the shutdown of facilities in Newark, California and Austin, Texas and the corresponding reduction in the workforce at each location. The workforces at the Newark and Austin facilities were reduced by approximately 39 and 77 employees, respectively. In addition, the Company incurred a $1.1 million charge relating to the unutilized leased facility in Newark, California and the impairment of certain assets held at the facility. No additional lease obligation has been incurred as a result of the shutdown of the Austin facility, as the shutdown coincided with the expiration of the lease term.

The following table summarizes the regional activity in the restructuring accrual for the three and six months ended January 31, 2009:

	Americas	Asia	Europe	Other	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2008	$4,694	$174	$5,056	$244	$10,168

Amounts charged to restructuring expenses	1,143	721	4,904	—	6,768
Restructuring adjustments	(82)	—	(268)	—	(350)
Cash paid	(1,167)	(145)	(1,239)	—	(2,551)
Non-cash adjustment	1	—	—	—	1

Accrued restructuring balance at October 31, 2008	$4,589	$750	$8,453	$244	$14,036

Restructuring charges	524	474	915	252	2,165
Restructuring adjustments	6	(15)	(1,500)	—	(1,509)
Cash paid	(907)	(364)	(1,152)	—	(2,423)
Non-cash adjustments	—	—	—	—	—

Accrued restructuring balance at January 31, 2009	$4,212	$845	$6,716	$496	$12,269

(11)	SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance, the Company reports three operating segments, Americas, Asia, and Europe. In addition to its three operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not fully allocated to the Company’s subsidiary companies, and administration costs related to the Company’s venture capital business. The Other category’s balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating business segments.

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

For the three and six months ended January 31, 2009, sales to Hewlett-Packard accounted for approximately 22% and 23%, respectively, of ModusLink Global Solutions’ consolidated net revenue for each period, and sales to SanDisk Corporation accounted for approximately 11% of the Company’s consolidated net revenue for each period. For the three and six months ended January 31, 2008, sales to Hewlett-Packard accounted for approximately 20% and 23%, respectively, and sales to SanDisk Corporation accounted for approximately 10% and 11%, respectively, of the Company’s consolidated net revenue. Sales to Advanced Micro Devices accounted for approximately 14% of the Company’s consolidated net revenue for each period.

Summarized financial information of the Company’s continuing operations by business segment and the Other category was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
		(in thousands)
Net revenue:
Americas	$91,950	$92,592	$188,283	$176,775
Asia	74,405	84,383	158,830	171,095
Europe	94,106	100,997	204,761	204,842

	$260,461	$277,972	$551,874	$552,712

Operating income (loss):
Americas	$(76,898)	$4,992	$(85,700)	$8,208
Asia	(66,068)	10,161	(54,704)	23,177
Europe	(13,721)	(1,746)	(22,795)	(3,927)

Sub-total	(156,687)	13,407	(163,199)	27,458

Other	(3,805)	(4,806)	(8,087)	(9,718)

	$(160,492)	$8,601	$(171,286)	$17,740

Non-GAAP operating income:
Americas	$287	$7,385	$(4,304)	$13,741
Asia	10,803	11,958	24,806	27,300
Europe	4,094	(43)	1,433	(608)

Sub-total	15,184	19,300	21,935	40,433
Other	(2,827)	(3,973)	(6,235)	(8,054)

	$12,357	$15,327	$15,700	$32,379

The following table reconciles Non-GAAP operating income to U.S. GAAP operating income (loss) and net income (loss):
	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
		(in thousands)
Non-GAAP operating income	$12,357	$15,327	$15,700	$32,379
Adjustments:
Depreciation	(4,779)	(3,746)	(9,446)	(7,897)
Amortization of intangible assets	(1,372)	(746)	(2,740)	(1,508)
Impairment of goodwill	(164,682)	—	(164,682)	—
Stock-based compensation	(1,360)	(1,489)	(3,044)	(2,866)
Restructuring, net	(656)	(745)	(7,074)	(2,368)

GAAP operating income (loss)	$(160,492)	$8,601	$(171,286)	$17,740
Other income (expense), net	(4,902)	21,365	(8,795)	23,605
Income tax expense	(3,455)	(2,077)	(7,489)	(4,216)
Income (loss) from discontinued operations	74	(86)	159	(716)

Net income (loss)	$(168,775)	$27,803	$(187,411)	$36,413

	January 31, 2009	July 31, 2008
	(in thousands)
Total assets of continuing operations:
Americas	$207,633	$290,412
Asia	178,193	248,000
Europe	122,824	189,187

Total	508,650	727,599
Other	57,707	82,961

	$566,357	$810,560

(12)	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive.

Approximately 1,000 and 0.1 million common stock equivalent shares have not been included in the diluted per share calculation for the three and six months ended January 31, 2009, respectively, as the Company has recorded a net loss for the three and six months ended January 31, 2009 and the impact would have been anti-dilutive. For the three and six months ended January 31, 2008, approximately 0.1 million and 0.2 million weighted average common stock equivalents, respectively, were included in the denominator in the calculation of dilutive earnings per share. For the three and six months ended January 31, 2008, approximately 1.9 million and 1.5 million common stock equivalent shares, respectively, and 0.2 million and 0.1 million nonvested shares, respectively, were excluded from the denominator in the calculation of diluted earnings per share calculation as their inclusion would have been antidilutive.

(13)	COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of income taxes, were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
		(in thousands)
Net income (loss)	$(168,775)	$27,803	$(187,411)	$36,413
Net unrealized holding (loss) on securities	(282)	(223)	(1,408)	(137)
Foreign currency translation adjustment	(5,233)	2,641	(10,340)	4,884
Minimum pension liability adjustment	493	—	60	—

Comprehensive income (loss)	$(173,797)	$30,221	$(199,099)	$41,160

The components of accumulated other comprehensive income was as follows:

	January 31, 2009	July 31, 2008
	(in thousands)
Net unrealized holding gains (loss) on securities	$(252)	$1,156
Cumulative foreign currency translation adjustment	5,778	16,118
Minimum pension liability adjustment	1,680	1,620
Defined benefit pension plans	403	403

Accumulated other comprehensive income	$7,609	$19,297

(14)	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is primarily determined by the first-in, first-out (“FIFO”) method. Inventories at January 31, 2009 and July 31, 2008 consisted of the following:

	January 31, 2009	July 31, 2008
	(in thousands)
Raw materials	$58,985	$59,459
Work-in-process	1,493	3,756
Finished goods	19,166	22,682

	$79,644	$85,897

(15)	CONTINGENCIES

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

In September 2007, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over the following 18 months. The repurchase program was funded using the Company’s working capital. As of January 31, 2009, the Company repurchased, cancelled and retired an aggregate of 3.5 million shares of common stock at a cost of approximately $38.3 million. During the quarter ended January 31, 2009, the Company determined to discontinue the stock repurchase program.

(17)	INCOME TAXES

As of January 31, 2009 and July 31, 2008, the liability for unrecognized tax benefits related to various federal, state, and foreign income tax matters was $5.7 million and $6.2 million, respectively. Included in these amounts is approximately $2.8 million of unrecognized tax benefits, which if recognized, would impact the effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that would be offset through goodwill. As of January 31, 2009 and July 31, 2008, the Company had accrued $68,000 and $38,000, respectively, of interest and penalties related to uncertain tax positions. The Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next 12 months. For the three and six months ended January 31, 2009, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using enacted rates in those jurisdictions.

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

(18)	@VENTURES INVESTMENTS

The Company maintains interests in several privately held companies primarily through its various venture capital funds. The Company’s venture capital business (“@Ventures”) invests in early stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. At January 31, 2009, the Company’s carrying value of investments in privately held companies was approximately $29.3 million. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in income (losses) of affiliates, net” in the Company’s Consolidated Statement of Operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ ownership changes and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $13.4 million for the three and six months ended January 31, 2009. This impairment charge is included in “Equity in income (losses) of affiliates, net” in the Company’s Consolidated Statement of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $29.3 million of investments in affiliates at January 31, 2009 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $2.9 million to $5.9 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Part II—Item 1A below and elsewhere in this report and the risks discussed in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”), ModusLink Open Channel Solutions, Inc. (“OCS”) and ModusLink PTS, Inc. (“PTS”), provides industry-leading end-to-end global supply chain management solutions that help businesses market, sell, distribute and repair their products and services. ModusLink provides supply chain management services to technology-based clients in such markets as computing, software, consumer electronics, storage and communications markets. OCS provides entitlement and e-business management solutions, and PTS provides consumer electronics service repair and reverse logistics services.

We also invest in emerging, innovative and promising technologies and industries through our venture capital business, @Ventures. During the six months ended January 31, 2009, approximately $7.5 million was invested by @Ventures and $1.3 million of proceeds were received from the acquisition by third parties of certain @Ventures portfolio companies.

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “Non-GAAP operating income (loss),” which is defined as the operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets and stock-based compensation and other non-cash charges. See Note 11 of the notes to the condensed consolidated financial statements for segment information, including a reconciliation of Non-GAAP operating income (loss) to net income (loss).

Our focus during fiscal 2009 remains consistent with the continued execution against our long-term strategic plan, and implementation of the following initiatives designed to achieve our goals:

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

Increase the value delivered to clients through service expansion. During fiscal year 2009, we will continue to focus on and invest in expanding and further developing our e-commerce and certain other offerings, which we believe will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect these solutions will continue to enhance our gross margins and drive greater profitability. Further, we believe that the addition of new services to existing clients will strengthen our relationship with these clients, and further integrate us with their business.

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

We believe that successful execution of these initiatives will enable us to improve our long-term financial performance. We have developed financial operating metric goals which are dependent on the successful implementation of these initiatives. These goals are to generate gross margins which along with an appropriate level of selling, general and administrative costs will result in an operating income margin range of 5% to 7%. From time to time, we publicly state our progress against these goals and current expectation of when we believe we will attain these goals and begin operating at these levels. Among the key factors that will influence our performance against these goals are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, demand for our clients’ products, and demand for outsourcing services.

During the second fiscal quarter of 2009 ended January 31, 2009, the Company continued to see a weakening in the business environment and global economy. Management believes that the declines in revenue compared with the second quarter of fiscal 2008 are in large part due to the ongoing global economic crisis. In the second quarter of fiscal 2009, ModusLink continued the restructuring efforts that it began in the first fiscal quarter of 2009 to better position the Company for the long-term, given the ongoing challenging economic environment. In October 2008 the management of the Company approved a plan and in December 2008 the Company announced that it was taking certain cost cutting actions as a result of the general economic decline. These actions included the elimination of approximately 500 jobs, and may include the closing of certain facilities. For the three and six months ended January 31, 2009, the Company recorded a restructuring charge of $0.7 million and $7.1 million for severance-related expenses. The Company expects to take additional restructuring actions in the remainder of fiscal year 2009 which may result in future restructuring charges in the range of approximately $10.0 million to $12.0 million.

For the three months ended January 31, 2009, the Company reported net revenue of $260.5 million, an operating loss of $160.5 million, loss from continuing operations before income taxes of $165.4 million, a net loss of $168.8 million and a gross margin percentage of 12.4%. For the six months ended January 31, 2009, the Company reported net revenue of $551.9 million, an operating loss of $171.3 million, loss from continuing operations before income taxes of $180.1 million, a net loss of $187.4 million and a gross margin percentage of 10.9%. Operating results for the three and six months ended January 31, 2009 reflect the impact of a non-cash goodwill impairment charge of $164.7 million in the quarter ended January 31, 2009. Net income for the three and six months ended January 31, 2009 reflect in addition to the $164.7 million non-cash goodwill impairment charge, a non-cash impairment charge of $13.4 million recorded on certain investments included in the @Ventures portfolio of companies. We currently conduct business in The Netherlands, Hungary, France, Ireland, the Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia and Mexico in addition to our U.S. operations. At January 31, 2009, we had cash and cash equivalents, available-for-sale securities and short-term investments of $135.7 million, and working capital of $217.4 million.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and the continued economic decline affecting the world economy. In addition, the drop in consumer demand for our clients’ products has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The market for our supply chain management products and services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their gross margins and profitability. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. As a result of these competitive and client pressures, the gross margins in our business are low. During the three and six months ended January 31, 2009, our gross margin percentages were 12.4% and 10.9%, respectively. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally react to margin and pricing pressures in several ways, including efforts to target new vertical markets, expand our service offerings and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three and six months ended January 31, 2009, sales to Hewlett-Packard accounted for approximately 22% and 23%, respectively, of our consolidated net revenue and sales to SanDisk Corporation accounted for approximately 11% of our consolidated net revenue for each period. For the three and six months ended January 31, 2008, sales to Hewlett-Packard accounted for approximately 20% and 23%, respectively, and sales to SanDisk Corporation accounted for approximately 10% and 11%, respectively, of our consolidated net revenue. For the three and six months ended January 31, 2008 sales to Advanced Micro Devices accounted for approximately 14% of our consolidated net revenue for both periods. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. We currently do not have any agreements which obligate any client to buy a minimum amount of products or services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

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

Results of Operations

Three months ended January 31, 2009 compared to the three months ended January 31, 2008

Net Revenue:

	Three Months Ended January 31, 2009	As a % of Total Net Revenue	Three Months Ended January 31, 2008	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$91,950	35.3%	$92,592	33.3%	$(642)	(0.7)%
Asia	74,405	28.6%	84,383	30.4%	(9,978)	(11.8)%
Europe	94,106	36.1%	100,997	36.3%	(6,891)	(6.8)%

Total	$260,461	100.0%	$277,972	100.0%	$(17,511)	(6.3)%

Net revenue decreased by approximately $17.5 million during the three months ended January 31, 2009, as compared to the same period in the prior year. This $17.5 million decrease was primarily a result of lower revenue of approximately $26.3 million due to the decline in client programs and an estimated $6.3 million unfavorable impact of foreign currency translation, offset by the inclusion of $15.1 million of revenue from OCS and PTS, which were acquired in the second half of fiscal 2008.

During the three months ended January 31, 2009, net revenue in the Americas region decreased by $0.6 million which resulted primarily from the decline in client order volumes of approximately $17.9 million, offset by the inclusion of revenue from OCS and PTS of $14.8 million and $2.5 million of revenue recognized that was previously deferred. Within the Asia region, the net revenue decrease of approximately $10.0 million resulted primarily from a $14.8 million decrease in order volumes from the base business, offset by an increase of $5.1 million of revenue due to incremental revenues from new customers. Within the Europe region, revenue decreased by approximately $6.9 million primarily due to the $6.9 million negative impact of foreign currency translation.

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

Cost of Revenue:

	Three Months Ended January 31, 2009	As a % of Segment Net Revenue	Three Months Ended January 31, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$86,065	93.6%	$80,586	87.0%	$5,479	6.8%
Asia	57,866	77.8%	64,854	76.9%	(6,988)	(10.8)%
Europe	84,309	89.6%	93,623	92.7%	(9,314)	(9.9)%

Total	$228,240	87.6%	$239,063	86.0%	$(10,823)	(4.5)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased for sale or distribution as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $10.8 million for the three months ended January 31, 2009, as compared to the three months ended January 31,

2008. Gross margins for the second quarter of fiscal 2009 were 12.4% as compared to 14.0% in the prior year quarter. This decrease is primarily attributable to a decrease in profitability in the Americas due to an adverse customer mix-shift and weak volumes due to the economic recession, which resulted in lower capacity utilization rates.

For the three months ended January 31, 2009, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 6.4%, 22.2% and 10.4%, as compared to 13.0%, 23.1% and 7.3%, respectively, for the same period of the prior year. The 660 basis-point decline in gross margin within the Americas region reflected an adverse customer mix-shift and reduced volumes as a result of the global economic recession, partially offset by the recognition of $2.5 million of revenue which had been deferred in an earlier period. Within the Asia region, the 90 basis-point decline in gross margin is primarily attributed to lower volumes from the base business, lower margins yielded from new business coming on board, and $0.4 million of deferred revenue in the quarter. Within the Europe region, the 310 basis-point increase in gross margin was primarily due to a favorable impact of foreign currency translation due to the strengthening of the U.S. dollar, in conjunction with a mix-shift to lower cost solution centers and efficiency gains, partially offset by a $0.6 million deferral of revenue in the second fiscal quarter.

As a result of the lower overall cost of delivering the Company’s products and services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures.

Selling, General and Administrative Expenses:

	Three Months Ended January 31, 2009	As a % of Segment Net Revenue	Three Months Ended January 31, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$7,784	8.5%	$5,873	6.3%	$1,911	32.5%
Asia	7,286	9.8%	8,999	10.7%	(1,713)	(19.0)%
Europe	7,379	7.8%	9,139	9.4%	(1,760)	(19.3)%

Sub-total	22,449	8.6%	24,011	8.6%	(1,562)	(6.5)%
Other	3,554	—	4,806	—	(1,252)	(26.1)%

Total	$26,003	10.0%	$28,817	10.4%	$(2,814)	(9.8)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended January 31, 2009 decreased by approximately $2.8 million compared to the three month period ended January 31, 2008, primarily as a result of a $3.6 million decline in Enterprise Resource Planning (“ERP”) implementation costs, a $0.8 million decline in travel expenses and a $2.1 million decline in employee-related costs. These decreases were partially offset by the inclusion of $2.8 million of selling, general and administrative expenses for OCS and PTS, $0.3 million of bad debt expense, and $0.3 million of increased depreciation expense.

Impairment of Goodwill:

	Three Months Ended January 31, 2009	As a % of Segment Net Revenue	Three Months Ended January 31, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$74,626	81.2%	$—	—	$74,626	—
Asia	73,948	99.4%	—	—	73,948	—
Europe	16,108	17.1%	—	—	16,108	—

Total	$164,682	63.2%	$—	—	$164,682	—

In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), and the Company’s practice, the carrying value of goodwill is tested for impairment annually on July 31 of each fiscal year or whenever events occur or circumstances change between annual tests indicating potential impairment. During the second quarter of fiscal year 2009, indicators of potential impairment caused the Company to conduct an interim impairment test. Those indicators included: a recent significant decrease in the market capitalization of the Company; and the change in the macroeconomic environment. In accordance with SFAS No. 142, the Company completed step one of the impairment analysis. As part of the step one test, the Company performed a market capitalization reconciliation to ensure that the resulting outputs of the test and the total Company fair value were consistent, giving effect to an appropriate control premium. The Company applied a control premium of approximately 35%. As a result of the step one test, the Company concluded that, as of January 31, 2009, the fair value of three of its five reporting units was below their respective carrying values, including goodwill. The three reporting units that showed potential impairment were Americas, Asia and Europe. As such, step two of the impairment test was initiated in accordance with SFAS No. 142. The step-two analysis has been completed and in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2009 the Company concluded that its goodwill was impaired and recorded a $164.7 million non-cash goodwill impairment charge at January 31, 2009 consisting of $74.6 million for the Americas, $73.9 million for Asia and $16.1 million for Europe.

The estimated fair values of our reporting units were evaluated in the second quarter of fiscal year 2009 an income approach by calculating the present value of our estimated future operating cash flows. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. In developing an appropriate discount rate to apply in its estimated cash flow models the Company develops an estimate of its weighted average cost of capital. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods.

Amortization of Intangible Assets:

	Three Months Ended January 31, 2009	As a % of Segment Net Revenue	Three Months Ended January 31, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,001	1.1%	$377	0.4%	$624	165.5%
Asia	371	0.5%	369	0.4%	2	0.5%
Europe	—	—	—	—	—	—

Total	$1,372	0.5%	$746	0.3%	$626	83.9%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., OCS and PTS. These intangible assets are being amortized over lives ranging from 1 to 10 years.

Restructuring, net:

	Three Months Ended January 31, 2009	As a % of Segment Net Revenue	Three Months Ended January 31, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$530	0.6%	$765	0.8%	$(235)	(30.7)%
Asia	459	0.6%	—	—	459	—
Europe	(585)	(0.6)%	(20)	—	(565)	(2825.0)%

Sub-total	404	0.2%	745	0.3%	(341)	(45.8)%
Other	252	—	—	—	252	—

Total	$656	0.3%	$745	0.3%	$(89)	(11.9)%

During the three months ended January 31, 2009, the Company recorded net restructuring charges of approximately $0.7 million as compared to a net restructuring charge of $0.7 million in the same period of the prior fiscal year.

The $0.7 million charge recorded during the three months ended January 31, 2009 consisted of approximately $2.2 million related to a workforce reduction of approximately 63 employees related to the Company’s 2009 restructuring plans, partially offset by a net adjustment of $1.5 million to decrease previously recorded restructuring estimates for employee-related severance expenses due to changes in estimates of employee-related severance expenses. The $0.8 million charge recorded during the three months ended January 31, 2008 consisted of approximately $0.7 million related to a workforce reduction of 77 employees resulting from the shutdown of a facility in Austin, Texas. No additional lease obligation was incurred as a result of the shutdown of the Austin facility, as the shutdown coincided with the expiration of the lease term.

Interest Income and Interest Expense:

During the three months ended January 31, 2009, interest income decreased to $0.5 million from $2.7 million for the three months ended January 31, 2008. The decrease in interest income was the result of lower average interest rates and lower average balances of cash and cash equivalents during the current period compared to the same period in the prior fiscal year.

Interest expense totaled approximately $0.2 million and $0.5 million for the three months ended January 31, 2009 and 2008, respectively. In both periods, interest expense of approximately $0.2 million related to the Company’s stadium obligation, and the remaining interest expense for the three months ended January 31, 2008 related primarily to outstanding borrowings on a revolving bank credit facility.

Other Gains (Losses), net:

During the three months ended January 31, 2009, other gains (losses), net consisted of a net gain of approximately $5.8 million. During the three months ended January 31, 2009, the Company recorded realized and unrealized foreign currency transaction gains of approximately $5.4 million, and a $0.9 million gain on the sale of an investment. The $0.9 million gain was the result of an adjustment to a previously recorded gain on the acquisitions by a third party of The Generations Network, Inc. (“TGN”), due to the satisfaction of conditions leading to the release of funds held in escrow.

During the three months ended January 31, 2008, the Company recorded a gain of approximately $12.9 million on the acquisition of TGN by a third party in December 2007. Additionally, during the three months ended January 31, 2008, gains of approximately $2.7 million, $0.6 million, $0.4 million, and $0.2 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of Avamar Technologies, Inc., Molecular, Inc., Realm Business Solutions, Inc., and Alibris, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow. These companies were also @Ventures portfolio companies that were acquired by third parties in previous reporting periods. The Company also recorded a gain of $1.6 million from the sale of a minority interest in a former indirect subsidiary. The Company also recorded foreign exchange losses of approximately $0.1 million during this three month period. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe.

Equity in Income (Losses) of Affiliates, net:

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity in income (losses) of affiliates. Equity in income (losses) of affiliates decreased to a loss of $11.0 million for the three months ended January 31, 2009 from income of $0.6 million for the same period in the prior fiscal year, primarily as a result of $13.4 million of impairment charges recorded on certain investments included in the @Ventures portfolio of companies, partially offset by equity in income of affiliates of $2.4 million recognized by the Company as its portion of the net income of a certain affiliate company.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ ownership changes and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $13.4 million for the three and six months ended January 31, 2009. This impairment charge is included in “Equity in income (losses) of affiliates, net” in the Company’s Consolidated Statement of Operations.

Income Tax Expense:

During the three months ended January 31, 2009, the Company recorded income tax expense of approximately $3.2 million, as compared to income tax expense of $2.1 million for same period in the prior fiscal year. For the three months ended January 31, 2009, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides income tax expense related to federal, state, and foreign income taxes. For the three months ended January 31, 2009 and 2008, the Company’s U.S. taxable income, and the taxable income for certain foreign locations, was offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Six months ended January 31, 2009 compared to the six months ended January 31, 2008

Net Revenue:

	Six Months Ended January 31, 2009	As a % of Total Net Revenue	Six Months Ended January 31, 2008	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$188,283	34.1%	$176,775	32.0%	$11,508	6.5%
Asia	158,830	28.8%	171,095	31.0%	(12,265)	(7.2)%
Europe	204,761	37.1%	204,842	37.0%	(81)	—

Total	$551,874	100.0%	$552,712	100.0%	$(838)	(0.2)%

Net revenue decreased by approximately $0.8 million during the six months ended January 31, 2009, as compared to the same period in the prior fiscal year. This $0.8 million decrease was primarily a result of an $88.5 decline associated with certain client programs, offset by the inclusion of $56.2 million of revenue from certain new client programs and the inclusion of revenue from OCS and PTS of $31.5 million. The estimated net impact from foreign currency translation for the six months ended January 31, 2009 was not significant.

During the six months ended January 31, 2009, net revenue in the Americas region increased by $11.5 million which resulted primarily from the inclusion of revenue from OCS and PTS of $30.6 million, partially offset by a $19.1 million decline associated with certain client programs. Within the Asia region, the net revenue decrease of approximately $12.2 million resulted primarily from a $13.1 million decrease due to a decline in volumes in the base business and lower realization of new business accounts due to the global economic recession. This decline was offset by the inclusion of revenue from OCS of $0.9 million. Within the Europe region, revenue remained consistent with the six months ended January 31, 2008.

Cost of Revenue:

	Six Months Ended January 31, 2009	As a % of Segment Net Revenue	Six Months Ended January 31, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$180,859	96.1%	$154,564	87.4%	$26,295	17.0%
Asia	121,781	76.7%	129,347	75.6%	(7,566)	(5.8)%
Europe	188,943	92.3%	190,828	93.2%	(1,885)	(1.0)%

Total	$491,583	89.1%	$474,739	85.9%	$16,844	3.5%

Cost of revenue consists primarily of expenses related to the cost of materials purchased for sale or distribution as well as costs for salaries and benefits and contract labor, consulting, fulfillment and shipping, and applicable facilities. Cost of revenue increased by approximately $16.8 million for the six months ended January 31, 2009, as compared to the six months ended January 31, 2008. Gross margins for the first half of fiscal year 2009 were 10.9% as compared to 14.1% for the first half of fiscal year 2008. This decrease is primarily attributable to a change in certain client programs and decreased capacity utilization due to lower volumes.

For the six months ended January 31, 2009, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 3.9%, 23.3% and 7.7%, as compared to 12.6%, 24.4% and 6.8%, respectively, for the same period of the prior fiscal year. The 870 basis-point decline in gross margin within the Americas region reflected decreased capacity utilization due to lower volumes, in conjunction with lower volumes from higher margin base business. Within the Asia region, the 110 basis-point decline in gross margin can be primarily attributed to lower volumes from the base business relative to higher volumes from the lower margin new business. Within the Europe region, the 90 basis-point increase in gross margin was primarily due to a favorable impact of foreign currency translation, in conjunction with a mix-shift to lower cost jurisdictions from higher cost jurisdictions, which was offset by the deferral of revenue.

Selling, General and Administrative Expenses:

	Six Months Ended January 31, 2009	As a % of Segment Net Revenue	Six Months Ended January 31, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$16,027	8.5%	$10,832	6.1%	$5,195	48.0%
Asia	15,361	9.7%	17,810	10.4%	(2,449)	(13.8)%
Europe	17,858	8.7%	17,997	8.8%	(139)	(0.8)%

Sub-total	49,246	8.9%	46,639	8.4%	2,607	5.6%
Other	7,835	—	9,718	—	(1,883)	(19.4)%

Total	$57,081	10.3%	$56,357	10.2%	$724	1.3%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the six months ended January 31, 2009 increased by approximately $0.7 million compared to the six month period ended January 31, 2008, primarily as a result of the inclusion of $5.5 million of selling, general and administrative expenses for OCS and PTS and $1.8 million of bad debt expense. These increases were partially offset by a $5.6 million decline in ERP implementation costs, a $0.8 million decrease in employee-related costs, and a $0.8 million decrease in travel expenses.

Impairment of Goodwill:

	Six Months Ended January 31, 2009	As a % of Segment Net Revenue	Six Months Ended January 31, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$74,626	39.6%	$—	—	$74,626	—
Asia	73,948	46.6%	—	—	73,948	—
Europe	16,108	7.9%	—	—	16,108	—

Total	$164,682	29.8%	$—	—	$164,682	—

In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”) and the Company’s practice, the carrying value of goodwill is tested for impairment annually on July 31, of each fiscal year or whenever events occur or circumstances change between annual tests indicating potential impairment. During the second quarter of fiscal year 2009, indicators of potential impairment caused the Company to conduct an interim impairment test. Those indicators included the following: a recent significant decrease in the market capitalization of the Company, and the change in the macroeconomic environment. In accordance with SFAS No. 142, the Company completed step one of the impairment analysis. As part of the step one test, the Company performed a market capitalization reconciliation to ensure that the resulting outputs of the test and the total Company fair value were consistent, giving effect to an appropriate control premium. The Company applied a control premium of approximately 35%. As a result of the step one test, the Company concluded that, as of January 31, 2009, the fair value of three of its five reporting units was below their respective carrying values, including goodwill. The three reporting units that showed potential impairment were the Americas, Asia and Europe. As such, step two of the impairment test was initiated in accordance with SFAS No. 142. The step-two analysis has been completed and in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2009 the Company concluded that its goodwill was impaired and recorded a $164.7 million non-cash goodwill impairment charge at January 31, 2009 consisting of $74.6 million for the Americas, $73.9 million for Asia, and $16.1 million for Europe.

The estimated fair values of our reporting units were evaluated in the second quarter of fiscal year 2009 using an income approach by calculating the present value of our estimated future operating cash flows. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures, and income tax cash flows. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. In developing an appropriate discount rate to apply in its estimated cash flow models the Company develops an estimate of its weighted average cost of capital. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods.

Amortization of Intangible Assets:

	Six Months Ended January 31, 2009	As a % of Segment Net Revenue	Six Months Ended January 31, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$2,000	1.1%	$754	0.4%	$1,246	165.3%
Asia	740	0.5%	749	0.4%	(9)	(1.2)%
Europe	—	—	5	0.0%	(5)	(100.0)%

Total	$2,740	0.5%	$1,508	0.3%	$1,232	81.7%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions of Modus Media, Inc., OCS and PTS. These intangible assets are being amortized over lives ranging from 1 to 10 years.

Restructuring, net:

	Six Months Ended January 31, 2009	As a % of Segment Net Revenue	Six Months Ended January 31, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,591	0.8%	$2,416	1.4%	$(825)	(34.1)%
Asia	1,180	0.7%	13	—	1,167	8,976.9%
Europe	4,051	2.0%	(61)	—	4,112	6,741.0%

Sub-total	6,822	1.2%	2,368	0.4%	4,454	188.1%
Other	252	—	—	—	252	—

Total	$7,074	1.3%	$2,368	0.4%	$4,706	198.7%

During the six months ended January 31, 2009, the Company recorded net restructuring charges of approximately $7.1 million as compared to a net restructuring charge of $2.4 million in the same period of the prior fiscal year. The increase of approximately $4.7 million is primarily the result of a plan for a workforce reduction of approximately 500 employees, which was approved by management in the first quarter of fiscal year 2009 (the “Q1Plan”). As a result of the Q1 Plan, we recognized a $6.8 million pre-tax restructuring charge related to severance payments for the workforce reduction in the first fiscal quarter and an additional $2.2 million pre-tax restructuring charge during the three months ended January 31, 2009 for the reduction in workforce of approximately 63 employees. All actions related to the Q1 Plan and the additional charges taken in the second fiscal quarter will be completed by the end of the fourth quarter of fiscal year 2009. We estimate that all payments related to the Q1 Plan and additional charges taken in the second fiscal quarter for workforce reductions will be completed by the end of fiscal year 2010. The restructuring charges for the six months ended January 31, 2009 was partially offset by a net adjustments of approximately $1.9 million to decrease previously recorded restructuring estimates for previously recorded employee-related severance expenses and facilities lease obligations primarily based on changes to underlying assumptions.

Interest Income and Interest Expense:

During the six months ended January 31, 2009, interest income decreased by $4.5 million to $1.2 million from $5.7 million for the six month period ended January 31, 2008. The decrease in interest income was the result of lower average interest rates and lower average cash, cash equivalents and short-term investment balances during the current period compared to the same period in the prior fiscal year.

Interest expense totaled approximately $0.4 million and $1.1 million for the six months ended January 31, 2009 and 2008, respectively. In both periods, interest expense of approximately $0.4 million related to the Company’s stadium obligation, and the remaining interest expense for the six months ended January 31, 2008 related primarily to outstanding borrowings on a revolving bank credit facility.

Other Gains (Losses), net:

During the six months ended January 31, 2009, other gains (losses), net consisted of a net gain of approximately $1.9 million. During the six months ended January 31, 2009, the Company recorded realized and unrealized foreign currency transaction gains of approximately $2.0 million, and $1.3 million of gains on the sale of investments. The $1.3 million of gains was the result of adjustments to previously recorded gains on the acquisitions by a third parties of TGN and Avamar Technologies, Inc., due to the satisfaction of conditions leading to the release of funds held in escrow. TGN and Avamar Technologies, Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. These gains were partially offset by a $1.0 million impairment of an investment.

During the six months ended January 31, 2008, the Company recorded a gain of approximately $12.9 million on the acquisition of TGN by a third party in December 2007. Additionally, during the six months ended January 31, 2008, gains of approximately $2.7 million, $1.8 million, $0.4 million, and $0.3 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of Avamar Technologies, Inc., Molecular, Inc., Realm Business Solutions, Inc. and Alibris, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow. These companies were also @Ventures portfolio companies that were acquired by third parties in previous reporting periods. The Company also recorded a gain of $1.6 million from the sale of a minority interest in a former indirect subsidiary. The Company recognized foreign exchange losses of approximately $2.2 million during the six months ended January 31, 2008. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe.

Equity in Income (Losses) of Affiliates, net:

Equity in income (losses) of affiliates, net, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity in income (losses) of affiliates. Equity in income (losses) of affiliates decreased to a loss of approximately $(11.5) million for the six months ended January 31, 2009 from income of $0.9 million for the same period in the prior fiscal year, primarily as a result of a $13.4 million of impairment charges recorded on certain investments included in the @Ventures portfolio of companies, partially offset by equity in income of affiliates of $1.9 million recognized by the Company as its portion of the net income of certain affiliate companies.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ ownership changes and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $13.4 million for the three and six months ended January 31, 2009. This impairment charge is included in “Equity in income (losses) of affiliates, net” in the Company’s Consolidated Statement of Operations.

Income Tax Expense:

During the six months ended January 31, 2009, the Company recorded income tax expense of approximately $7.2 million, as compared to income tax expense of $4.2 million for the same period of the prior fiscal year. For the six months ended January 31, 2009, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides income tax expense related to federal, state, and foreign income taxes. For the six months ended January 31, 2009 and 2008, the Company’s U.S. taxable income, and the taxable income for certain foreign locations, was offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of its securities, the sale of our interests in subsidiaries, returns generated by our venture capital business and borrowings from lending institutions. As of January 31, 2009, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $135.4 million. In addition, ModusLink has a revolving credit agreement (the “Loan Agreement”) with a bank syndicate. The Loan Agreement as amended on February 27, 2009 is a $35.0 million revolving credit facility, with a scheduled maturity of October 31, 2009. Advances under the Loan Agreement may be in the form of loans or letters of credit. At January 31, 2009, letters of credit for $0.1 million were outstanding under the Loan Agreement. Interest on the revolving credit facility is based on the London Interbank Offered Rate “LIBOR” plus a margin of 2.50%. The Loan Agreement is secured by the assets of ModusLink and includes certain restrictive financial covenants, which include balance sheet leverage, liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, or acquire or sell assets without prior approval from the lenders. In addition, ModusLink maintains credit facilities of approximately $3.4 million and $0.9 million with Japanese and Taiwanese banks, respectively. No amounts were outstanding under these facilities at January 31, 2009. The Company’s working capital at January 31, 2009 was approximately $217.4 million.

Cash provided by operating activities of continuing operations represents net income as adjusted for non-cash and non-operating items and changes in operating assets and liabilities. Net cash provided by operating activities of continuing operations was $2.9 million and $14.4 million for the six months ended January 31, 2009 and 2008, respectively. The $11.5 million decrease in cash provided by operating activities of continuing operations for the six months ended January 31, 2009 compared with the same period in the prior year reflected a decrease in accounts payable, accrued restructuring, and accrued expenses of $26.7 million. During the six months ended January 31, 2009, non-cash items included depreciation expense of $9.4 million, stock-based compensation of $3.0 million, amortization of intangible assets of $2.7 million, non-operating gains, net, of $1.9 million, and $164.7 million impairment of goodwill. The cash provided by operating activities of continuing operations for the six months ended January 31, 2008 was primarily driven by income from continuing operations of $36.4 million. Cash flow from operating activities of continuing operations included an increase in accounts receivable of $3.4 million and a decrease in inventories of $0.7 million. This was offset by an decrease of accounts payable, accrued restructuring and accrued expenses of $14.6 million. During the six months ended January 31, 2008, non-cash items included depreciation expense of $7.9 million, amortization of intangible assets of $1.5 million, stock-based compensation of $2.9 million and non-operating gains, net of $18.2 million.

The Company believes that its cash flows related to operating activities of continuing operations are dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are also dependent on several factors including the overall performance of the technology sector and the market for outsourcing services, as discussed above in the “Overview” section.

Investing activities of continuing operations used cash of $12.7 million for the six months ended January 31, 2009 and provided cash of $114.5 million for the six months ended January 31, 2008. The $12.7 million of cash used by investing activities during the six months ended January 31, 2009 resulted primarily from $7.5 million of investments in affiliates and $6.6 million in capital expenditures. These cash uses were partially offset by the receipt of $1.3 million of proceeds related to the acquisition by third parties of @Ventures portfolio companies. The $114.5 million of cash provided by investing activities during the six months ended January 31, 2008 resulted primarily from approximately $111.9 million from the redemption of short-term investments as a result of the shift in investments strategy away from auction rate securities and $19.4 million of proceeds related to the acquisition by third parties of @Ventures portfolio companies. These sources of cash were partially offset by $12.2 million of capital expenditures and $4.6 million of investments in affiliates. As of January 31, 2009, the Company had a carrying value of $29.3 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities of continuing operations used cash of $3.5 million and $39.1 million for the six months ended January 31, 2009 and 2008, respectively. The $3.5 million of cash used for financing activities of continuing operations during the six months ended January 31, 2009 primarily related to $3.3 million of cash used to repurchase the Company’s common stock and $0.3 million of capital lease repayments. The $39.1 million of cash used for financing activities of continuing operations during the six months ended January 31, 2008 primarily related to repayments on the revolving line of credit of $24.8 million and $14.2 million of cash used to repurchase the Company’s common stock. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used for discontinued operations totaled $1.2 million for both the six months ended January 31, 2009 and 2008.

Given the Company’s cash resources as of January 31, 2009, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008. The Company’s gross liability for unrecognized tax benefits was approximately $5.7 million and $6.3 million, respectively, including approximately $68,000 and $24,000, respectively, of accrued interest and penalties as of January 31, 2009 and 2008. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

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

The Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of January 31, 2009, the Company had no recorded liabilities with respect to these arrangements.

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

Critical Accounting Policies

The preparation of our quarterly financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation expense, inventories, investments, income taxes, restructuring, impairment of long-lived assets, goodwill and other intangible assets, contingencies and litigation. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: preparing investment valuations; determining discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; determining future lease assumptions related to restructured facility lease obligations; and establishing income tax liabilities are the estimates most likely to have a material impact on our financial position and the results of operations. Some accounting policies may have a significant impact on amounts reported in these financial statements. During the three and six months ended January 31, 2009, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008, except as noted below:

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. SFAS No. 144 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group exceeds its fair value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management uses third party valuation reports to assist in its determination of fair value. We typically estimate the fair value of long-lived assets using the income approach.

The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” The Company’s policy is to perform its annual impairment testing for all reporting units, determined to be the Americas, Europe, Asia, OCS and PTS reporting units, in the fourth quarter of each fiscal year. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. In testing for a potential impairment of goodwill, we (1) allocate goodwill to our various reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units based on future estimated discounted cash flows; and (3) determine the carrying value (book value) of those reporting units. Prior to the allocation of assets to the reporting units, we are required to assess long-lived assets for impairment in accordance with SFAS No. 144. Furthermore, if the estimated fair value is less than the carrying value for a particular reporting unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the reporting unit, in a manner similar to a purchase price allocation for an acquired business. Only after this process is completed is the amount of any goodwill impairment determined.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points in the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units over their estimated remaining useful lives.

As part of the analysis, the Company performs a market capitalization reconciliation to ensure that the resulting outputs of the test and the total Company fair value are consistent, giving effect to an appropriate control premium. The Company has applied a control premium of approximately 35%. In developing an appropriate discount rate to apply in its estimated cash flow models the Company develops an estimate of its weighted average cost of capital.

Based on a combination of factors, including the macroeconomic environment, and a recent decrease in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of January 31, 2009. As a result, during the second fiscal quarter we recorded a goodwill impairment charge of $164.7 million. In connection with completing our goodwill impairment analysis, we reviewed our long-lived tangible and intangible assets within the impaired reporting units under SFAS No. 144. We determined that the forecasted undiscounted cash flows related to these assets were in excess of their carrying values, and therefore these assets were not impaired.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for the Company beginning in fiscal 2010. The Company is currently evaluating FSP FAS 142-3 and the impact, if any, that it may have on our results of operations or financial position.

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

Interest Rate Risk

At January 31, 2009, ModusLink had no outstanding borrowings under its Loan Agreement with a bank syndicate and the Company had no open derivative positions with respect to its borrowing arrangements.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to greater exposure from significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of January 31, 2009 the Company did not have any derivative financial instruments.

Revenues from our foreign operating segments accounted for approximately 65% and 66% of total revenues during the three and six months ended January 31, 2009, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the six months ended January 31, 2009, we recorded foreign currency translation losses of approximately $10.3 million which are recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the six months ended January 31, 2009, we recorded realized and unrealized foreign currency transaction gains of approximately $2.0 million which are recorded in “Other gains (losses), net” in our consolidated statement of operations.

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

From time to time, we may become involved in litigation relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors.

Other than with respect to the risk factors below, there have not been any material changes from the risk factors previously disclosed in the “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 and “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2008. In addition to the other information set forth in this report, including in the first paragraph under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our exposure to financially troubled customers or suppliers may adversely affect our financial results.

We derive a substantial portion of our revenue by providing supply chain management services to a small number of clients, that may in the future, experience financial difficulty, particularly in light of conditions in the credit markets and the overall economy. Our suppliers may also experience financial difficulty in this environment. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. Additionally, if our suppliers experience financial difficulty, we could have difficulty sourcing supply necessary to fulfill production requirements and meet scheduled shipments. These conditions could adversely affect our financial position and results of operations.

The conditions of the U.S. and international capital markets may adversely affect our ability to draw on our current revolving credit facility.

If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us, which could have an adverse impact on our ability to borrow funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

We may incur additional impairments to goodwill or long-lived assets.

We are required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of SFAS No. 142. We are also required to test long-lived assets for impairment if a triggering event occurs in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Our policy is to perform the annual impairment testing for all reporting units, determined to be Americas, Europe, Asia, OCS and PTS, in the fourth quarter of each fiscal year or whenever events or circumstances change that would more likely than not reduce the fair value of any of our reporting units below its carrying value. We recorded a non-cash goodwill impairment charge of $164.7 million in the second quarter of fiscal 2009 related to the Company’s Americas, Europe and Asia reporting units. We will continue to test goodwill for impairment annually and upon the occurrence of a triggering event. The goodwill subject to impairment testing during the second quarter of fiscal 2009, was recorded upon the 2004 acquisition of Modus Media, Inc., the 2008 acquisition of Open Channel Solutions, Inc. and the 2008 acquisition of PTS Electronics, Inc. The carrying value of goodwill at January 31, 2009 was approximately $25.7 million. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in preparing our valuations of our reporting units for purposes of impairment testing differ materially from actual results, we may record impairment charges in the future and our financial results may be materially adversely affected.

As of January 31, 2009, we had a goodwill balance of $25.7 million. Goodwill impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long-term growth rates and the level and timing of future cash flows. As a result, several factors could result in the impairment of a material amount of our $25.7 million goodwill balance in future periods, including, but not limited to:

(1)	A decline in our stock price and resulting market capitalization (such as the decline which occurred subsequent to October 31, 2008), if we determine that the decline is sustained and is indicative of a reduction in the fair value of our reporting units below their carrying value.

(2)	Further weakening of the global economy, continued weakness in the industry, or failure of ModusLink to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted cash flow value of our reporting units.

It is not possible at this time to determine if any such future impairment charge would result from these factors, or if it does, whether such charge would be material. We will continue to review our goodwill and other long-lived assets for possible impairment. We cannot be certain that a downturn in our business, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill or other long-lived assets and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

A measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which a reporting unit “passed” the first step of the goodwill impairment test. The OCS and PTS reporting units both passed the step one test. The PTS reporting unit carrying value exceeded fair value by 3% of their estimated fair value. Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1% change in the estimated future cash flows would decrease the estimated fair value of the reporting unit by approximately 1%. A deterioration in the estimated future cash flows for PTS could lead to an impairment in a future period.

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

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. For example, a decline in the carrying value of our $29.3 million of investments in affiliates at January 31, 2009 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $2.9 million to $5.9 million.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company during the quarter ended January 31, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2008-November 30, 2008	—	$—	N/A	$11,759,508
December 1, 2008-December 31, 2008	—	$—	N/A	$11,759,508
January 1, 2009-January 31, 2009	—	$—	N/A	$—

(1)	ModusLink Global Solutions has repurchased, cancelled and retired an aggregate of 3,461,705 shares of its common stock through January 31, 2009 pursuant to the repurchase program announced in September 2007 (the “Program”).

(2)	In September 2007, ModusLink Global Solutions was authorized to repurchase up to $50.0 million of its common stock from time to time on the open market or in privately negotiated transactions under the Program over an 18 month period. The Program was discontinued during the second fiscal quarter ended January 31, 2009 prior to its expiration.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the 2008 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) on December 10, 2008, the following matters were acted upon by the stockholders of the Company:

1.	The election of one Class III Director, Thomas H. Johnson, for the ensuing three years; and

2.	The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the current fiscal year.

The number of shares of Common Stock issued, outstanding and eligible to vote at the Annual Meeting as of the record date of October 20, 2008 was 46,144,981. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Anthony J. Bay, Virginia G. Breen, Francis J. Jules, Joseph C. Lawler, Edward E. Lucente, and Michael J. Mardy. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON- VOTES
1. Election of one Director as a Class III Director:
Thomas H. Johnson	35,958,363	1,797,495	N/A	N/A	N/A
2. Ratification of KPMG LLP	36,431,882	N/A	1,197,474	126,506	—

Item 5.	Other Information.

During the quarter ended January 31, 2009, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS , INC.

Date: March 12, 2009	By:	/s/ STEVEN G. CRANE
Steven G. Crane
Chief Financial Officer

EXHIBIT INDEX

10.1

Amended and Restated Waiver Agreement dated as of January 30, 2009, by and among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holding Corp., the lenders party thereto, Bank of America, N.A. (as successor by merger to LaSalle Bank National Association), and RBS Citizens, National Association (f/k/a Citizens Bank of Massachusetts) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2009 (File No.

000-23262).

10.2	Form of Indemnification Agreement by and between ModusLink Global Solutions, Inc. and each of the Executive Officers of the Registrant (other than the Chief Executive Officer) dated December 17, 2008.

10.3	Amendment to Amended and Restated Limited Liability Company Agreement of CMGI @Ventures IV, LLC, dated as of December 29, 2008.

10.4	Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of February 27, 2009, by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holding Corp., Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and RBS Citizens, National Association (f/k/a Citizens Bank of Massachusetts) is incorporated herein by reference to Exhbit 10.1 to the Registrant’s Current Report on Form 8-K dated February 27, 2009 (File No. 000-23262).

10.5	Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of February 27, 2009, by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holding Corp., Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and The PrivateBank and Trust Company (as successor by assignment to RBS Citizens, National Association (f/k/a Citizens Bank of Massachusetts)) is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2009 (File No. 000-23262).

10.6	Second Replacement Second Amended and Restated Revolving Credit Note dated February 27, 2009 issued by ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holding Corp. to Bank of America, N.A is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 27, 2009 (File No. 000-23262).

10.7

Second Replacement Second Amended and Restated Revolving Credit Note dated February 27, 2009 issued by ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holding Corp. to The PrivateBank and Trust Company is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 27, 2009 (File No.

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