Form 10-Q
period 2009-04-30
ModusLink Global Solutions Inc
filed 2009-06-09
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☒	Non-accelerated filer ☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 4, 2009, there were 45,631,776 shares outstanding of the registrant’s Common Stock, $.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

(Unaudited)

	April 30, 2009	July 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$167,503	$160,585
Available-for-sale securities	338	1,517
Accounts receivable, trade, net of allowance for doubtful accounts of $3,773 and $2,358, at April 30, 2009 and July 31, 2008, respectively	165,833	213,096
Inventories, net	68,479	85,897
Prepaid expenses and other current assets	8,336	12,820

Total current assets	410,489	473,915

Property and equipment, net	63,700	74,889
Investments in affiliates	14,570	34,558
Goodwill	25,708	190,012
Other intangible assets, net	24,492	29,292
Other assets	6,757	7,894

	$545,716	$810,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$93	$349
Accounts payable	106,563	168,190
Current portion of accrued restructuring	12,181	6,297
Accrued income taxes	1,448	1,027
Accrued expenses	45,183	52,817
Other current liabilities	6,436	3,653
Current liabilities of discontinued operations	1,927	2,840

Total current liabilities	173,831	235,173

Long-term portion of accrued restructuring	2,227	3,871
Obligations under capital leases, less current installments	34	55
Other long-term liabilities	18,677	21,648
Non-current liabilities of discontinued operations	2,808	3,839
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at April 30, 2009 and July 31, 2008	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 45,633,250 issued and outstanding at April 30, 2009; 49,061,660 issued and 46,077,806 outstanding shares at July 31, 2008	456	491
Additional paid-in capital	7,436,714	7,471,230
Treasury stock, at cost 2,983,854 shares at July 31, 2008	—	(35,268)
Accumulated deficit	(7,099,134)	(6,909,776)
Accumulated other comprehensive income	10,103	19,297

Total stockholders’ equity	348,139	545,974

	$545,716	$810,560

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Net revenue	$231,469	$239,203	$783,343	$791,915
Cost of revenue	199,034	208,318	690,617	683,057

Gross profit	32,435	30,885	92,726	108,858
Operating expenses:
Selling, general and administrative	21,961	29,014	79,042	85,371
Amortization of intangible assets	1,373	887	4,113	2,395
Impairment of goodwill	—	—	164,682	—
Restructuring and other, net	6,410	974	13,484	3,342

Total operating expenses	29,744	30,875	261,321	91,108

Operating income (loss)	2,691	10	(168,595)	17,750

Other income (expense):
Interest income	106	1,464	1,323	7,129
Interest expense	(132)	(190)	(549)	(1,276)
Other gains (losses), net	430	(1,815)	2,345	16,348
Equity in income (losses) of affiliates, net of impairments	(1,786)	471	(13,296)	1,334

Total other income (expense)	(1,382)	(70)	(10,177)	23,535

Income (loss) from continuing operations before income taxes	1,309	(60)	(178,772)	41,285
Income tax expense	3,188	3,176	10,677	7,392

Income (loss) from continuing operations	(1,879)	(3,236)	(189,449)	33,893
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(68)	677	90	(39)

Net income (loss)	$(1,947)	$(2,559)	$(189,359)	$33,854

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.04)	$(0.06)	$(4.17)	$0.71
Income (loss) from discontinued operations	$0.00	$0.01	$0.00	$0.00

Net income (loss)	$(0.04)	$(0.05)	$(4.17)	$0.71

Shares used in computing basic earnings per share:	45,276	48,493	45,442	47,449

Shares used in computing diluted earnings per share:	45,276	48,493	45,442	47,628

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2009	2008
Cash flows from operating activities of continuing operations:
Net income (loss)	$(189,359)	$33,854
Income (loss) from discontinued operations	90	(39)

Income (loss) from continuing operations	(189,449)	33,893
Adjustments to reconcile income (loss) from continuing operations to cash provided by continuing operations:
Depreciation	14,139	12,101
Impairment of goodwill	164,682	—
Amortization of intangible assets	4,113	2,395
Stock-based compensation	3,972	4,367
Non-operating losses (gains), net	(2,345)	(16,348)
Equity in losses (income) of affiliates	13,296	(1,334)
Non-cash restructuring	389	428
Changes in operating assets and liabilities, excluding effects from acquisition:
Trade accounts receivable, net	33,502	18,999
Inventories	11,401	(3,564)
Prepaid expenses and other current assets	3,812	2,496
Accounts payable, accrued restructuring and accrued expenses	(47,896)	(27,353)
Refundable and accrued income taxes, net	1,181	102
Other assets and liabilities	10,129	(15,937)

Net cash provided by operating activities of continuing operations	20,926	10,245

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(8,672)	(19,275)
Redemption of short-term investments	—	111,850
Proceeds from the sale of equity investments in affiliates	18,008	19,621
Investments in affiliates	(8,783)	(4,613)
Business acquisition, net of cash acquired	—	(6,918)

Net cash provided by investing activities of continuing operations	553	100,665

Cash flows from financing activities of continuing operations:
Repayments on revolving line of credit	—	(24,786)
Repayments on capital lease obligations	(277)	(334)
Proceeds from issuance of common stock	—	184
Repurchase of common stock	(3,309)	(15,575)

Net cash used in financing activities of continuing operations	(3,586)	(40,511)

Cash flows from discontinued operations:
Operating cash flows	(1,854)	(1,255)

Net cash used in discontinued operations	(1,854)	(1,255)

Net effect of exchange rate changes on cash and cash equivalents	(9,121)	9,293

Net increase in cash and cash equivalents	6,918	78,437
Cash and cash equivalents at beginning of period	160,585	169,481

Cash and cash equivalents at end of period	$167,503	$247,918

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	NATURE OF OPERATIONS

ModusLink Global Solutions, Inc. (“ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”), ModusLink Open Channel Solutions, Inc. (“OCS”) and ModusLink PTS, Inc. (“PTS”), provides end-to-end global supply chain management solutions that help businesses market, sell, distribute and repair their products and services. ModusLink services technology-based clients in the computing, software, consumer electronics, storage and communications markets. The Company’s business strategy in recent years has led to the development, acquisition and operation of majority-owned subsidiaries focused on supply chain management services.

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

The Company had fiscal 2008 revenue of approximately $1.1 billion. As of April 30, 2009, the Company had more than 25 facilities in 14 countries with a significant presence in Asia and Europe. The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986. ModusLink Global Solutions’ address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

(2)	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2008, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2008. The results for the three and nine months ended April 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company reports three operating segments, Americas, Asia and Europe. In addition to its three operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s subsidiary companies, and administration costs related to the Company’s venture capital investing.

In accordance with U.S. GAAP, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and between the Company’s subsidiaries.

(3)	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 was effective for the Company beginning November 15, 2008. The adoption of SFAS No. 162 did not have any impact on our results of operations or financial position.

On August 1, 2008, we adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the disclosure requirements related to fair value measurements. SFAS No. 157 was effective for the Company beginning in fiscal 2009, with the exception of the fair value measurement requirements for nonfinancial assets and liabilities which are effective beginning in fiscal 2010. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 5.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS No. 115”, (“SFAS No. 159”) became effective for the Company on August 1, 2008. SFAS No. 159 gives the Company the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. The Company chose not to elect the fair value option.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires acquiring entities in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for the Company beginning in fiscal 2010. The Company will adopt and comply with SFAS No. 141(R) on the effective date. The early adoption of SFAS No. 141(R) is prohibited.

In December 2007, the FASB issued, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company beginning in fiscal 2010. The Company will adopt and comply with SFAS No. 160 on the effective date. The early adoption of SFAS No. 160 is prohibited.

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

SFAS No. 157 clarifies that fair value is based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. SFAS No. 157 requires an entity to maximize the use of observable inputs where available and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures available-for-sale securities at fair value.

The following table shows the assets carried at fair value measured on a recurring basis at April 30, 2009, classified in one of the three classifications described above:

	Fair Value Measurements at April 30, 2009 Using:
	Total Carrying Value at April 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(in thousands)
Available-for-sale securities	$338	$338	$—	$—

The Company’s available-for-sale securities are comprised of equity investments and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

(6)	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Investments with maturities greater than 90 days but less than twelve months at the time of purchase are considered short-term and classified as available-for-sale.

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

During the second quarter of fiscal year 2009, indicators of potential impairment caused the Company to conduct an interim impairment test as of January 31, 2009. Those indicators included a significant decrease in the market capitalization of the Company, and the change in the macroeconomic environment through the second quarter of fiscal year 2009. In accordance with SFAS No. 142, the Company completed step one of the impairment analysis and concluded that, as of January 31, 2009, the fair value of three of its five reporting units was below their respective carrying values. As part of the step one test, the Company performed a market capitalization reconciliation to ensure that the resulting outputs of the test and the total Company fair value were consistent, giving effect to a reasonable control premium, 35%. The three reporting units that showed potential impairment were the Americas, Asia and Europe. As such, the Company performed step two of the impairment test in accordance with SFAS No. 142 and in connection with the preparation of its quarterly financial statements for the quarter end January 31, 2009 the Company concluded that its goodwill was impaired and recorded a $164.7 million non-cash goodwill impairment charge, consisting of $74.6 million for the Americas, $73.9 million for Asia and $16.1 million for Europe.

Historically, the Company considered three methods of estimating fair value of each of the reporting units. These included the income approach, the company guideline method and the comparable transaction method. In the second quarter of fiscal year 2009, the Company considered the income approach and the comparable transaction method and determined that due to the economic conditions that the income approach was more representative of fair value. The estimated fair values of our reporting units were evaluated using an income approach by calculating the present value of our estimated future cash flows. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures, and income tax cash flows. In developing an appropriate discount rate to apply in its estimated cash flow models the Company developed an estimate of its weighted average cost of capital. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods.

In connection with completing our goodwill impairment analysis as of January 31, 2009, and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company also evaluated the recoverability of its long-lived assets at each of the three reporting units where goodwill was deemed to be impaired as of January 31, 2009. Based upon this evaluation, the Company determined that the estimated future undiscounted cash flows related to these assets were in excess of their carrying values, and therefore these long-lived assets were not impaired.

The remaining goodwill of $25.7 million as of April 30, 2009 relates to the Company’s OCS and PTS reporting units. The Company will conduct its next annual impairment test on July 31, 2009 for the OCS and PTS reporting units. (See Note 11).

The changes in the carrying amount of goodwill by operating segment for the nine months ended April 30, 2009 are as follows:

	Americas	Europe	Asia	Total
	(in thousands)
Balance as of July 31, 2008	$99,956	$16,108	$73,948	$190,012
Purchase price adjustments from acquisition of OCS	(322)	—	—	(322)
Purchase price adjustments from acquisition of PTS	700	—	—	700
Impairment charge	(74,626)	(16,108)	(73,948)	(164,682)

Balance as of April 30, 2009	$25,708	$—	$—	$25,708

(8)	SHARE-BASED PAYMENTS

The following table summarizes the allocation of stock-based compensation expense related to employee stock options, employee stock purchases and nonvested shares under SFAS No. 123(R), “Share-Based Payment (revised 2004),” for the three and nine months ended April 30, 2009 and 2008, respectively:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
		(in thousands)
Cost of goods sold	$81	$125	$304	$369
Selling, general and administrative	847	1,376	3,668	3,998

	$928	$1,501	$3,972	$4,367

(9)	OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
		(in thousands)
Foreign exchange gains (losses)	$(2,248)	$(1,878)	$(248)	$(4,090)
Gain on sale of investments	2,629	140	3,956	20,255
Impairment of investment	—	—	(975)	—
Loss on disposal of assets,	(41)	—	(61)	—
Other, net	90	(77)	(327)	183

	$430	$(1,815)	$2,345	$16,348

The Company recorded foreign exchange losses of approximately $2.2 million and $0.2 million during the three and nine months ended April 30, 2009, respectively. These net losses related primarily to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe. During the three months ended April 30, 2009, the Company recorded a gain of approximately $2.6 million related to the acquisition by a third party of the ownership interests held by @Ventures in Foodbuy, LLC. Additionally, during the nine months ended April 30, 2009, gains of approximately $0.9 million and $0.5 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of The Generations Network, Inc. (“TGN”) and Avamar Technologies, Inc. (“Avamar”), due to the satisfaction of conditions leading to the release of funds held in escrow. TGN and Avamar were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. Also, during the nine months ended April 30, 2009, the Company recorded a write-off of an investment in a private company for $1.0 million. The $1.0 million write-off was due to the carrying value of the investment exceeding the estimated value of the investment.

The Company recorded foreign exchange losses of approximately $1.9 million and $4.1 million, respectively, during the three and nine months ended April 30, 2008. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe. During the three months ended April 30, 2008, the Company recorded a gain of approximately $0.1 million to adjust previously recorded gains on the acquisition by a third party of Realm Business Solutions, Inc. (“Realm”) due to the satisfaction of conditions leading to the release of funds held in escrow. During the nine months ended April 30, 2008, the Company recorded a gain of approximately $12.9 million on the acquisition of TGN, by a third party in December 2007. Additionally, during the nine months ended April 30, 2008, gains of approximately $2.7 million, $1.8 million, $0.5 million, and $0.3 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of Avamar, Molecular, Inc., Realm, and Alibris, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow. These companies were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. Also, during the nine months ended April 30, 2008, the Company recorded a gain of $1.6 million from the sale of a minority interest in a former indirect subsidiary.

(10)	RESTRUCTURING AND OTHER CHARGES

The following table summarizes the activity in the restructuring accrual for the three and nine months ended April 30, 2009:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2008	$1,848	$8,320	$—	$10,168

Restructuring charges	6,756	12	—	6,768
Restructuring adjustments	(99)	(251)	—	(350)
Cash paid	(910)	(1,641)	—	(2,551)
Non-cash adjustments	—	1	—	1

Accrued restructuring balance at October 31, 2008	$7,595	$6,441	$—	$14,036

Restructuring charges	2,165	—	—	2,165
Restructuring adjustments	(1,626)	117	—	(1,509)
Cash paid	(1,744)	(679)	—	(2,423)
Non-cash adjustments	—	—	—	—

Accrued restructuring balance at January 31, 2009	$6,390	$5,879	$—	$12,269

Restructuring charges	4,909	1,076	389	6,374
Restructuring adjustments	(422)	458	—	36
Cash paid	(3,176)	(669)	—	(3,845)
Non-cash adjustments	(37)	—	(389)	(426)

Accrued restructuring balance at April 30, 2009	$7,664	$6,744	$—	$14,408

It is expected that the payments of employee-related charges will be substantially completed by July 31, 2010. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the current and previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by March 2014.

The net restructuring charges for the three and nine months ended April 30, 2009 and 2008 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
		(in thousands)
Cost of revenue	$5,563	$637	$8,454	$2,910
Selling, general and administrative	847	337	5,030	432

	$6,410	$974	$13,484	$3,342

During the three and nine months ended April 30, 2009, the Company recorded a net restructuring charge of approximately $6.4 million and $13.5 million, respectively. The restructuring charges are net of any restructuring adjustments recorded during the period to previously recorded restructuring amounts. These net charges consisted of approximately $2.6 million for the three months, and $11.5 million for the nine months ended April 30, 2009 for severance costs related to the workforce reduction of approximately 500 employees that was approved by management during the first quarter of fiscal year 2009. The charge also consisted of approximately $2.3 million for severance costs related to the workforce reduction of approximately 29 employees that was subsequently approved by management. The charges also include approximately $1.2 million for both periods relating to the shutdown of facilities in El Paso, TX and Budapest Hungary, and the closure of a sales office in San Jose, CA. A $0.4 million charge was also incurred in both periods for the impairment of fixed assets at the location in El Paso, TX. All actions related to the fiscal year 2009 workforce reductions will be completed by July 31, 2010. For the three and nine months ended April 30, 2009, the restructuring charges were offset by $0.1 million and $1.8 million, respectively, in reductions to estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

During the three and nine months ended April 30, 2008, the Company recorded a net restructuring charge of approximately $1.0 million and $3.3 million, respectively. These net charges consisted of approximately $0.5 million for the three month period and approximately $1.8 million for the nine month period, ended April 30, 2008 for severance costs, relating to the shutdown of facilities in Newark, CA, Austin, TX and Chicago, IL and the corresponding reduction in the workforce at each location. The workforces at the Newark, Austin, and Chicago facilities were reduced by approximately 39, 77, and 12 employees, respectively, during the nine months ended April 30, 2008. In addition, the Company incurred charges relating to the unutilized leased facility in Newark, CA of $0.7 million for the nine months ended April 30, 2008. During the three and nine month periods, the Company also recorded net adjustments of approximately $0.4 million and $0.6 million, respectively, to increase previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the expected sublease rental income. No additional lease obligations have been incurred as a result of the shutdown of the Austin or Chicago facilities, as the shutdowns coincide with the expiration of the current lease terms.

The following table summarizes the restructuring accrual by operating segment and the Other category for the three and nine months ended April 30, 2009:

	Americas	Asia	Europe	Other	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2008	$4,694	$174	$5,056	$244	$10,168

Restructuring and other charges	1,143	721	4,904	—	6,768
Restructuring adjustments	(82)	—	(268)	—	(350)
Cash paid	(1,167)	(145)	(1,239)	—	(2,551)
Non-cash adjustments	1	—	—	—	1

Accrued restructuring balance at October 31, 2008	$4,589	$750	$8,453	$244	$14,036

Restructuring and other charges	524	474	915	252	2,165
Restructuring adjustments	6	(15)	(1,500)	—	(1,509)
Cash paid	(907)	(364)	(1,152)	—	(2,423)
Non-cash adjustments	—	—	—	—	—

Accrued restructuring balance at January 31, 2009	$4,212	$845	$6,716	$496	$12,269

Restructuring and other charges	1,919	677	3,778	—	6,374
Restructuring adjustments	(90)	(126)	252	—	36
Cash paid	(963)	(644)	(2,229)	(9)	(3,845)
Non-cash adjustments	(426)	—	—	—	(426)

Accrued restructuring balance at April 30, 2009	$4,652	$752	$8,517	$487	$14,408

(11)	SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance; the Company reports three operating segments, Americas, Asia, and Europe. In addition to its three operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s subsidiary companies and administration costs related to the Company’s venture capital investing. The Other category’s balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating business segments.

Management evaluates segment performance based on segment net revenue, operating income (loss) and “adjusted operating income (loss)”, which is defined as the operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets, stock-based compensation and non-cash charges. These items are excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses adjusted operating income (loss) to assist in evaluating the performance of the Company’s core operations.

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
		(in thousands)
Net revenue:
Americas	$83,739	$76,037	$272,022	$252,812
Asia	76,809	70,929	235,638	242,024
Europe	70,921	92,237	275,683	297,079

	$231,469	$239,203	$783,343	$791,915

Operating income (loss):
Americas	$(3,067)	$(2,908)	$(88,804)	$5,300
Asia	10,988	9,057	(43,811)	32,234
Europe	(1,802)	(1,964)	(24,464)	(5,891)

Sub-total	6,119	4,185	(157,079)	31,643

Other	(3,428)	(4,175)	(11,516)	(13,893)

	$2,691	$10	$(168,595)	$17,750

Adjusted operating income:
Americas	$1,400	$10	$(2,935)	$13,751
Asia	13,443	10,926	38,173	38,226
Europe	3,967	(49)	5,508	(657)

Sub-total	18,810	10,887	40,746	51,320
Other	(2,715)	(3,311)	(8,951)	(11,365)

	$16,095	$7,576	$31,795	$39,955

The following table reconciles adjusted operating income to operating income (loss) and net income (loss):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
		(in thousands)
Adjusted operating income	$16,095	$7,576	$31,795	$39,955
Adjustments:
Depreciation	(4,693)	(4,204)	(14,139)	(12,101)
Amortization of intangible assets	(1,373)	(887)	(4,113)	(2,395)
Impairment of goodwill	—	—	(164,682)	—
Stock-based compensation	(928)	(1,501)	(3,972)	(4,367)
Restructuring and other, net	(6,410)	(974)	(13,484)	(3,342)

Operating income (loss)	$2,691	$10	$(168,595)	$17,750
Other income (expense), net	(1,382)	(70)	(10,177)	23,535
Income tax expense	3,188	3,176	10,677	7,392
Income (loss) from discontinued operations	(68)	677	90	(39)

Net income (loss)	$(1,947)	$(2,559)	$(189,359)	$33,854

	April 30, 2009	July 31, 2008
	(in thousands)
Total assets of continuing operations:
Americas	$194,189	$290,412
Asia	182,640	248,000
Europe	114,393	189,187

Total	491,222	727,599
Other	54,494	82,961

	$545,716	$810,560

(12)	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive.

Approximately 2.2 million and 2.3 million common stock equivalent shares have not been included in the diluted per share calculation for the three and nine months ended April 30, 2009, respectively, as the Company has recorded a net loss for the three and nine months ended April 30, 2009.

For the three months ended April 30, 2008, approximately 2.1 million common stock equivalent shares have not been included in the diluted per share calculation, as the Company had recorded a net loss for the three months ended April 30, 2008. For the nine months ended April 30, 2008, approximately 1.7 million common stock equivalent shares and 0.1 million nonvested shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(13)	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
		(in thousands)
Net income (loss)	$(1,947)	$(2,559)	$(189,359)	$33,854
Net unrealized holding loss on securities	(219)	(34)	(1,626)	(171)
Foreign currency translation adjustment	2,758	3,597	(7,583)	8,481
Minimum pension liability adjustment	(45)	—	15	—

Comprehensive income (loss)	$547	$1,004	$(198,553)	$42,164

The components of accumulated other comprehensive income was as follows:

	April 30, 2009	July 31, 2008
	(in thousands)
Net unrealized holding gains (loss) on securities	$(470)	$1,156
Cumulative foreign currency translation adjustment	8,535	16,118
Minimum pension liability adjustment	2,038	2,023

Accumulated other comprehensive income	$10,103	$19,297

(14)	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is primarily determined by the first-in, first-out (“FIFO”) method. Inventories at April 30, 2009 and July 31, 2008 consisted of the following:

	April 30, 2009	July 31, 2008
	(in thousands)
Raw materials	$49,434	$59,459
Work-in-process	2,260	3,756
Finished goods	16,785	22,682

	$68,479	$85,897

(15)	CONTINGENCIES

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

In September 2007, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over the following 18 months. The repurchase program was funded using the Company’s working capital. During the quarter ended January 31, 2009, the Company discontinued the stock repurchase program. Prior to the discontinuation of the repurchase program, the Company had repurchased an aggregate of 3.5 million shares of common stock at a cost of approximately $38.3 million.

(17)	INCOME TAXES

As of April 30, 2009 and July 31, 2008, the liability for unrecognized tax benefits related to various federal, state, and foreign income tax matters was $6.3 million and $6.2 million, respectively. Included in these amounts is approximately $2.8 million of unrecognized tax benefits, which if recognized, would impact the effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that would be offset through goodwill.

As of April 30, 2009 and July 31, 2008, the Company had accrued $76,000 and $38,000, respectively, of interest and penalties related to uncertain tax positions. The Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next 12 months. For the three and nine months ended April 30, 2009, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using enacted rates in those jurisdictions.

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

The Company maintains interests in several privately held companies primarily through its various venture capital funds which invest as “@Ventures.” The Company invests in early stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. During the nine months ended April 30, 2009, approximately $8.8 million was invested by @Ventures and $18.0 million of proceeds were received from the acquisition by third parties of certain @Ventures portfolio companies. At April 30, 2009, the Company’s carrying value of investments in privately held companies was approximately $14.6 million. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in income (losses) of affiliates, net of impairments” in the Company’s Consolidated Statement of Operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ ownership changes and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies for the three and nine months ended April 30, 2009 of $0.5 million and $13.9 million, respectively. These impairment charges are included in “Equity in income (losses) of affiliates, net of impairments” in the Company’s Consolidated Statement of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $14.6 million of investments in affiliates at April 30, 2009 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.5 million to $2.9 million.

During the three months ended April 30, 2009, the Company recorded a gain of approximately $2.6 million related to the acquisition, by a third party of all of the ownership interests held by @Ventures in Foodbuy, LLC. During the nine months ended April 30, 2009, the Company also recorded $1.3 million of gains as a result of adjustments to previously recorded gains on the acquisitions by third parties of TGN and Avamar. TGN and Avamar were @Ventures portfolio companies that were acquired by third parties in previous reporting periods.

(19)	SUBSEQUENT EVENTS

In June 2009, the Company’s Board of Directors authorized the repurchase of up to $15.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over the next 12 months. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes or may be retired. The repurchase program will be funded using the Company’s working capital.

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

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “adjusted operating income (loss),” which is defined as operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets, stock-based compensation and other non-cash charges. See Note 11 of the notes to the condensed consolidated financial statements for segment information, including a reconciliation of adjusted operating income (loss) to net income (loss).

Our focus during fiscal 2009 remains consistent with the continued execution against our long-term strategic plan, and implementation of the following initiatives designed to achieve our long-term goals:

Drive sales growth through a combination of existing client penetration, and targeting new markets. Historically, a significant portion of our revenues from our supply chain business have been generated from clients in the computing and software markets. These markets are mature and, as a result, gross margins in these markets tend to be low. To address this, we have expanded our sales focus to include three new markets, in addition to the computing and software markets, which we believe can benefit from our supply chain expertise. We believe these markets, communications, storage devices and consumer electronics, are experiencing faster growth than our historical markets, and represent opportunities to realize higher gross margins on our services. Companies in these markets often are early in their product life cycles and have significant need for a supply chain partner who will be an extension to their business models.

Increase the value delivered to clients through service expansion. During fiscal year 2009, we have continued to focus on and invest in expanding and further developing our e-commerce and certain other offerings, which we believe will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect these solutions will continue to enhance our gross margins and drive greater profitability. Further, we believe that the addition of new services to existing clients will strengthen our relationship with these clients, and further integrate us with their business.

Drive operational efficiencies throughout our organization. Our strategy is to operate an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution enables clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe our clients benefit from a global integrated business solution while we reduce our operating costs. A program that we expect will drive further operational efficiencies in the future is continued application of our lean sigma continuous improvement program. The lean sigma continuous improvement program is aimed at reducing our overall costs, increasing efficiencies and improving capacity utilization. The program consists of standardized training for the Company’s employees in the lean sigma fundamentals (which include six sigma and “lean” methodology approaches) including standard tools to support the identification and elimination of waste and variability and applying these methods to operational and administrative tasks. As noted, the training enables employees to identify and implement projects to improve efficiency, productivity and eliminate waste through ongoing improvement efforts. We believe this initiative will yield improved process standardization and operating efficiency gains, as well as lower our operating costs. The Company is also in the process of moving certain of its administrative activities to outsource providers. We believe this initiative will also yield standardization and operating efficiency gains, as well as lower our long-term operating costs.

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

During the third fiscal quarter ended April 30, 2009, the Company continued to see a weakening in the business environment and global economy. Management believes that the declines in revenue compared with the third quarter of fiscal 2008 are in large part due to the ongoing global economic crisis. In the third quarter of fiscal 2009, ModusLink continued the restructuring efforts that it began in the first fiscal quarter of 2009 to better position the Company for the long-term, given the ongoing challenging economic environment. In October 2008 the management of the Company approved a plan and in December 2008 the Company announced that it was taking certain cost cutting actions as a result of the general economic decline. These actions included the elimination of approximately 500 jobs and may include the closing of certain facilities. For the three and nine months ended April 30, 2009, the Company recorded restructuring charges of $6.4 million and $13.5 million, respectively, for severance and facility closure related expenses. The Company expects to take additional restructuring actions in the remainder of fiscal year 2009 which may result in future restructuring charges in the range of approximately $3.6 million to $5.6 million.

For the three months ended April 30, 2009, the Company reported net revenue of $231.5 million, operating income of $2.7 million, income from continuing operations before income taxes of $1.3 million, a net loss of $1.9 million and a gross margin percentage of 14.0%. For the nine months ended April 30, 2009, the Company reported net revenue of $783.3 million, an operating loss of $168.6 million, loss from continuing operations before income taxes of $178.8 million, a net loss of $189.4 million and a gross margin percentage of 11.8%. Operating results for the nine months ended April 30, 2009 reflect the impact of a non-cash goodwill impairment charge of $164.7 million in the second fiscal quarter ended January 31, 2009. Net income for the three months ended April 30, 2009 reflect a non-cash impairment charge of $0.5 million recorded on a certain investment included in the @Ventures investment portfolio. Net income for the nine months ended April 30, 2009 reflect, in addition to the $164.7 million non-cash goodwill impairment charge, a non-cash impairment charge of $13.9 million recorded on certain investments included in the @Ventures investment portfolio. We currently conduct business in The Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia and Mexico in addition to our United States operations. At April 30, 2009, we had cash and cash equivalents, available-for-sale securities and short-term investments of $167.8 million, and working capital of $236.7 million.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and the continued economic decline affecting the world economy. In addition, the drop in consumer demand for our clients’ products has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The market for our supply chain management services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their gross margins and profitability. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. As a result of these competitive and client pressures the gross margins in our business are low. During the three and nine months ended April 30, 2009, our gross margin percentages were 14.0% and 11.8%, respectively. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally react to margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three and nine months ended April 30, 2009, sales to Hewlett-Packard accounted for approximately 25% and 23%, respectively, of our consolidated net revenue, sales to SanDisk Corporation accounted for approximately 10% and 11%, respectively of our consolidated net revenue and sales to Advanced Micro Devices accounted for approximately 12% and 10%, respectively, of our consolidated net revenue. For the three and nine months ended April 30, 2008, sales to Hewlett-Packard accounted for approximately 28% and 26%, respectively, sales to SanDisk Corporation accounted for approximately 11%, for both periods, of our consolidated net revenue and sales to Advanced Micro Devices accounted for approximately 9% and 13%, respectively, of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

Basis of Presentation

The Company reports three operating segments, Americas, Asia and Europe. In addition to its three operating segments, the Company reports an Other category. The Other category represents corporate expenses consisting primarily of costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, administration costs related to the Company’s venture capital investing and any residual results of operations from previously divested operations.

In accordance with U.S. GAAP, all significant intercompany transactions and balances have been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and between the Company’s subsidiaries.

Results of Operations

Three months ended April 30, 2009 compared to the three months ended April 30, 2008

Net Revenue:

	Three Months Ended April 30, 2009	As a % of Total Net Revenue	Three Months Ended April 30, 2008	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$83,739	36.2%	$76,037	31.8%	$7,702	10.1%
Asia	76,809	33.2%	70,929	29.6%	5,880	8.2%
Europe	70,921	30.6%	92,237	38.6%	(21,316)	(23.1)%

Total	$231,469	100.0%	$239,203	100.0%	$(7,734)	(3.2)%

Net revenue decreased by approximately $7.7 million during the three months ended April 30, 2009, as compared to the same period in the prior year. This $7.7 million decrease was primarily a result of lower revenue of approximately $9.5 million due to a decline in volumes from client programs and the unfavorable impact of foreign currency translation, partially offset by new business. The decrease was offset by the inclusion of approximately $16.9 million of revenue from OCS and PTS, which were acquired during the second half of fiscal year 2008.

During the three months ended April 30, 2009, net revenue in the Americas region increased by approximately $7.7 million. This increase resulted primarily from a $2.0 million increase in net revenue from OCS and the inclusion of approximately $12.8 million of net revenue from PTS. These increases in the Americas region were partially offset by a $7.6 million decrease due to declines in client order volumes of the base business and loss of client accounts. Within the Asia region, the net revenue increase of approximately $5.9 million resulted primarily from an increase in client order volumes. Within the Europe region, revenue decreased by approximately $21.3 million primarily due to the negative impact of foreign currency translation and declines in client order volumes and loss of business.

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

Cost of Revenue:

	Three Months Ended April 30, 2009	As a % of Segment Net Revenue	Three Months Ended April 30, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$77,616	92.7%	$71,234	93.7%	$6,382	9.0%
Asia	59,023	76.8%	52,417	73.9%	6,606	12.6%
Europe	62,395	88.0%	84,667	91.8%	(22,272)	(26.3)%

Total	$199,034	86.0%	$208,318	87.1%	$(9,284)	(4.5)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $9.2 million for the three months ended April 30, 2009, as compared to the three months ended April 30, 2008. Gross margins for the third quarter of fiscal 2009 were 14.0% as compared to 12.9% in the prior year quarter. This increase is attributable to productivity and cost reduction actions, a positive impact of foreign currency translation, and the inclusion of results from OCS and PTS in the third quarter of fiscal year 2009.

For the three months ended April 30, 2009, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 7.3%, 23.2% and 12.0%, as compared to 6.3%, 26.1% and 8.2%, respectively, for the same period of the prior year. The 100 basis-point increase in gross margin within the Americas region is attributed to productivity and cost reduction actions and the inclusion of OCS and PTS in the third quarter of fiscal year 2009, offset by increased facilities costs and a change in the mix of customers due to declines in revenue from higher margin customers offset by increases in revenue from lower margin customers. Within the Asia region, the 290 basis-point decline in gross margin is primarily attributed to a change in customer mix due to declines in revenue from higher margin customers offset by productivity and cost reduction actions and increases in revenue from lower margin customers during the quarter. Within the Europe region, the 380 basis-point increase in gross margin was primarily due to productivity and cost reduction actions, a positive impact of foreign currency translation due to the strengthening of the U.S. dollar, and changes in the mix of customers due to increases in revenue from higher margin customers.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures.

Selling, General and Administrative Expenses:

	Three Months Ended April 30, 2009	As a % of Segment Net Revenue	Three Months Ended April 30, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$6,502	7.8%	$6,294	8.3%	$208	3.3%
Asia	5,857	7.6%	9,086	12.8%	(3,229)	(35.5)%
Europe	6,172	8.7%	9,459	10.3%	(3,287)	(34.8)%

Sub-total	18,531	8.0%	24,839	10.4%	(6,308)	(25.4)%
Other	3,430	—	4,175	—	(745)	(17.9)%

Total	$21,961	9.5%	$29,014	12.1%	$(7,053)	(24.3)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended April 30, 2009 decreased by approximately $7.1 million compared to the three month period ended April 30, 2008, primarily as a result of a $3.4 million decline in Enterprise Resource Planning (“ERP”) system implementation costs, a $2.2 million decline in employee-related costs and a $1.0 million decline in travel expenses. The decrease of $2.2 million in employee-related costs and the $1.0 million decline in travel expenses are due to actions taken as a result of the Company’s overall cost reduction plan.

Amortization of Intangible Assets:

	Three Months Ended April 30, 2009	As a % of Segment Net Revenue	Three Months Ended April 30, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,004	1.2%	$518	0.7%	$486	93.8%
Asia	369	0.5%	369	0.5%	—	—
Europe	—	—	—	—	—	—

Total	$1,373	0.6%	$887	0.4%	$486	54.8%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., OCS and PTS. These intangible assets are being amortized over lives ranging from 1 to 10 years.

Restructuring and Other, net:

	Three Months Ended April 30, 2009	As a % of Segment Net Revenue	Three Months Ended April 30, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,829	2.2%	$899	1.2%	$930	103.4%
Asia	551	0.7%	—	—	551	—
Europe	4,030	5.6%	75	0.1%	3,955	5,273.3%

Sub-total	6,410	2.7%	974	0.4%	5,436	558.1%
Other	—	—	—	—	—	—

Total	$6,410	2.7%	$974	0.4%	$5,436	558.1%

During the three months ended April 30, 2009, the Company recorded net restructuring charges of approximately $6.4 million. This charge consisted of approximately $2.6 million for severance costs related to the workforce reduction of approximately 500 employees that was approved by management during the first quarter of fiscal year 2009. The charge also consisted of approximately $2.3 million for severance costs related to the workforce reduction of approximately 29 employees that was subsequently approved by management. The charge also consisted of approximately $1.2 million relating to the shutdown of facilities in El Paso, TX and Budapest, Hungary and the shutdown of a sales office in San Jose, CA and a $0.4 million charge related to the impairment of fixed assets at the location in El Paso, TX. All actions related to the fiscal year 2009 workforce reductions will be completed by July 31, 2010. For the three months ended April 30, 2009, the restructuring charges were offset by approximately $0.1 million in reductions to estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

During the three months ended April 30, 2008, the Company recorded a $1.0 million net restructuring charge. Approximately $0.5 million of the net restructuring charge related to the shutdown of the facility in Newark, CA and the reduction in workforce in Newark, CA, Austin, TX, and Chicago, IL. The remaining net adjustment of approximately $0.4 million related to an adjustment to previously recorded estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the expected sublease rental income.

Interest Income/Expense:

During the three months ended April 30, 2009, interest income decreased to $0.1 million from $1.5 million for the three months ended April 30, 2008. The decrease in interest income was the result of lower average interest rates and lower average balances of cash and cash equivalents during the current period compared to the same period in the prior fiscal year.

Interest expense totaled approximately $0.1 million and $0.2 million for the three months ended April 30, 2009 and 2008, respectively. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Gains (Losses), net:

During the three months ended April 30, 2009, other gains (losses), net, was a gain of approximately $0.4 million. During the three months ended April 30, 2009, the Company recorded realized and unrealized foreign currency transaction losses of approximately $2.2 million. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe. The Company also recorded a gain of approximately $2.6 million related to the acquisition, by a third party, of all of the ownership interests held by @Ventures in Foodbuy, LLC.

During the three months ended April 30, 2008, other gains (losses), net was a loss of approximately $1.8 million. The Company recorded foreign exchange losses of approximately $1.9 million. The Company also recorded a gain of approximately $0.1 million to adjust previously recorded gains on the acquisition by a third party of Realm Business Solutions, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow.

Equity in Income of Affiliates, net of Impairments:

Equity in income (losses) of affiliates, net, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity in income (losses) of affiliates. Equity in income (losses) of affiliates decreased to a loss of $1.8 million for the three months ended April 30, 2009 from income of $0.5 million for the same period in the prior fiscal year, primarily as a result of net losses recognized by certain affiliate companies, and a $0.5 million impairment charge recorded on a certain investment included in the @Ventures portfolio of companies in the current year.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $0.5 million for the three months ended April 30, 2009. This impairment charge is included in “Equity in income (losses) of affiliates, net of impairments” in the Company’s Consolidated Statement of Operations.

Income Tax Expense:

During the three months ended April 30, 2009, the Company recorded income tax expense of approximately $3.2 million, as compared to income tax expense of $3.2 million for same period in the prior fiscal year. For the three months ended April 30, 2009, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. For the three months ended April 30, 2009 and 2008, the Company’s U.S. taxable income, and the taxable income for certain foreign locations, was offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Nine months ended April 30, 2009 compared to the nine months ended April 30, 2008

Net Revenue:

	Nine Months Ended April 30, 2009	As a % of Total Net Revenue	Nine Months Ended April 30, 2008	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$272,022	34.7%	$252,812	31.9%	$19,210	7.6%
Asia	235,638	30.1%	242,024	30.6%	(6,386)	(2.6)%
Europe	275,683	35.2%	297,079	37.5%	(21,396)	(7.2)%

Total	$783,343	100.0%	$791,915	100.0%	$(8,572)	(1.1)%

Net revenue decreased by approximately $8.6 million during the nine months ended April 30, 2009, as compared to the same period in the prior fiscal year. This $8.6 million decrease was primarily a result of a decline in client order volumes, as well as the unfavorable net impact from foreign currency translation, partially offset by the inclusion of revenue from OCS and PTS of $48.3 million and new business.

During the nine months ended April 30, 2009, net revenue in the Americas region increased by $19.2 million which resulted primarily from the increase of revenue from OCS and PTS of $45.9 million, partially offset by a $26.7 million decline associated with certain client programs. Within the Asia region, the net revenue decrease of approximately $6.4 million resulted primarily from a decline in volumes in the base business partially offset by revenue from new business. Within the Europe region, the net revenue decrease of approximately $21.4 million resulted primarily from a decline in client order volumes and loss of business and the unfavorable net impact from foreign currency translation.

Cost of Revenue:

	Nine Months Ended April 30, 2009	As a % of Segment Net Revenue	Nine Months Ended April 30, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$258,476	95.0%	$225,798	89.3%	$32,678	14.5%
Asia	180,807	76.7%	181,764	75.1%	(957)	(0.5)%
Europe	251,334	91.2%	275,495	92.7%	(24,161)	(8.8)%

Total	$690,617	88.2%	$683,057	86.3%	$7,560	1.1%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits and contract labor, consulting, fulfillment and shipping, and applicable facilities. Cost of revenue increased by approximately $7.6 million for the nine months ended April 30, 2009, as compared to the nine months ended April 30, 2008. Gross margins for the nine months ended April 30, 2009 were 11.8% as compared to 13.7% for the nine months ended April 30, 2008. This decrease is attributable to a change in the mix of client programs and decreased capacity utilization due to lower volumes, partially offset by productivity and cost reduction actions, the inclusion of higher margin OCS and PTS results and a favorable impact of foreign currency translation.

For the nine months ended April 30, 2009, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 5.0%, 23.3% and 8.8%, as compared to 10.7%, 24.9% and 7.3%, respectively, for the same period of the prior fiscal year. The 570 basis-point decline in gross margin within the Americas region reflected decreased capacity utilization due to lower volumes, in conjunction with lower volumes from higher margin base business, partially offset by productivity and cost reduction actions. Within the Asia region, the 160 basis-point decline in gross margin was attributable to lower volumes from the base business in conjunction with higher volumes from lower margin new business, partially offset by productivity and cost reduction actions. Within the Europe region, the 150 basis-point increase in gross margin was due to productivity and cost reduction actions and a favorable impact of foreign currency translation, in conjunction with a geographical shift in customers to higher margin solution centers.

Selling, General and Administrative Expenses:

	Nine Months Ended April 30, 2009	As a % of Segment Net Revenue	Nine Months Ended April 30, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$22,567	8.3%	$17,126	6.8%	$5,441	31.8%
Asia	21,309	9.0%	26,896	11.1%	(5,587)	(20.8)%
Europe	23,902	8.7%	27,456	9.2%	(3,554)	(12.9)%

Sub-total	67,778	8.7%	71,478	9.0%	(3,700)	(5.2)%
Other	11,264	—	13,893	—	(2,629)	(18.9)%

Total	$79,042	10.1%	$85,371	10.8%	$(6,329)	(7.4)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the nine months ended April 30, 2009 decreased by approximately $6.3 million compared to the nine month period ended April 30, 2008, primarily as a result of a $9.0 million decline in ERP implementation costs, a $3.3 million decrease in employee-related costs, a $1.8 million decrease in travel expenses and a $0.6 million decline in franchise tax. These decreases were partially offset by $6.7 million of incremental selling, general and administrative expenses for OCS and PTS and $1.6 million of bad debt expense. The decrease of $3.3 million in employee-related costs and the $1.8 million decline in travel expenses are due to actions taken as a result of the Company’s overall cost reduction plan.

Impairment of Goodwill:

	Nine Months Ended April 30, 2009	As a % of Segment Net Revenue	Nine Months Ended April 30, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$74,626	27.4%	$—	—	$74,626	100.0%
Asia	73,948	31.4%	—	—	73,948	100.0%
Europe	16,108	5.8%	—	—	16,108	100.0%

Total	$164,682	21.0%	$—	—	$164,682	100.0%

In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”) and the Company’s practice, the carrying value of goodwill is tested for impairment annually on July 31 of each fiscal year or whenever events occur or circumstances change between annual tests indicating potential impairment. During the second quarter of fiscal year 2009, indicators of potential impairment caused the Company to conduct an interim impairment test. Those indicators included the following: a recent significant decrease in the market capitalization of the Company, and the change in the macroeconomic environment. In accordance with SFAS No. 142, the Company completed step one of the impairment analysis. As part of the step one test, the Company performed a market capitalization reconciliation to ensure that the resulting outputs of the test and the total Company fair value were consistent, giving effect to a reasonable control premium, 35%. As a result of the step one test, the Company concluded that, as of January 31, 2009, the fair value of three of its five reporting units was below their respective carrying values, including goodwill. The three reporting units that showed potential impairment were the Americas, Asia and Europe. As such, step two of the impairment test was initiated in accordance with SFAS No. 142. The step-two analysis was completed and in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2009 the Company concluded that its goodwill was impaired and recorded a $164.7 million non-cash goodwill impairment charge consisting of $74.6 million for the Americas, $73.9 million for Asia, and $16.1 million for Europe.

The estimated fair values of our reporting units were evaluated in the second quarter of fiscal year 2009 using an income approach by calculating the present value of our estimated future cash flows and the comparable transaction method. The Company determined that due to the economic conditions that the income approach was more representative of fair value. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures, and income tax cash flows. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. In developing an appropriate discount rate to apply in its estimated cash flow models the Company develops an estimate of its weighted average cost of capital. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods.

Amortization of Intangible Assets:

	Nine Months Ended April 30, 2009	As a % of Segment Net Revenue	Nine Months Ended April 30, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$3,004	1.1%	$1,272	0.5%	$1,732	136.2%
Asia	1,109	0.5%	1,118	0.5%	(9)	(0.8)%
Europe	—	—	5	0.0%	(5)	(100.0)%

Total	$4,113	0.5%	$2,395	0.3%	$1,718	71.7%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions of Modus Media, Inc., OCS and PTS. These intangible assets are being amortized over lives ranging from 1 to 10 years.

Restructuring and Other, net:

	Nine Months Ended April 30, 2009	As a % of Segment Net Revenue	Nine Months Ended April 30, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$3,420	1.3%	$3,315	1.3%	$105	3.2%
Asia	1,731	0.7%	13	—	1,718	—
Europe	8,081	2.9%	14	—	8,067	—

Sub-total	13,232	1.7%	3,342	0.4%	9,890	295.9%
Other	252	—	—	—	252	—

Total	$13,484	1.7%	$3,342	0.4%	$10,142	303.5%

During the nine months ended April 30, 2009, the Company recorded a net restructuring charge of approximately $13.5 million. This charge consisted of approximately $9.4 million for severance costs related to the workforce reduction of approximately 500 employees that was approved by management during the first quarter of fiscal year 2009. The charge also consisted of approximately $2.3 million for severance costs related to the workforce reduction of approximately 29 employees in Angers, France that has been subsequently approved by management. The charges also consisted of approximately $1.2 million relating to the shutdown of facilities in El Paso, TX and Budapest, Hungary, and the shutdown of a sales office in San Jose, CA and a $0.4 million charge for the impairment of fixed assets at the location in El Paso, TX. All actions related to the fiscal year 2009 workforce reductions will be completed by July 31, 2010. For the nine months ended April 30, 2009, the restructuring charge was offset by approximately $1.8 million in reductions to estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

The $3.3 million charge recorded during the nine months ended April 30, 2008 consisted of approximately $1.8 million relating to a workforce reduction of 128 employees resulting from the shutdown of facilities in Newark, CA, Austin, TX, and Chicago, IL. No additional lease obligation was incurred as a result of the shutdown of the Austin facility and the Chicago facility, as the shutdowns coincided with the expiration of the lease terms. In addition, the Company incurred a $0.7 million charge relating to the unutilized leased facility in Newark, CA and the impairment of certain assets held at that facility. The Company also recorded net adjustments of approximately $0.6 million to increase previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the expected sublease rental income.

Interest Income/Expense:

During the nine months ended April 30, 2009, interest income decreased by $5.8 million to $1.3 million from $7.1 million for the nine month period ended April 30, 2008. The decrease in interest income was the result of lower average interest rates and lower average cash, cash equivalents and short-term investment balances during the current period compared to the same period in the prior fiscal year.

Interest expense totaled approximately $0.6 million and $1.3 million for the nine months ended April 30, 2009 and 2008, respectively. In the nine months ended April 30, 2009 interest expense related primarily to the Company’s stadium obligation. In the nine months ended April 30, 2008, approximately $0.6 million of interest expense related to the Company’s stadium obligation and the remaining $0.7 million related to the Company’s revolving line of credit.

Other Gains (Losses), net:

During the nine months ended April 30, 2009, other gains (losses), net consisted of a net gain of approximately $2.3 million. During the nine months ended April 30, 2009, the Company recorded realized and unrealized foreign currency transaction losses of approximately $0.2 million, and $4.0 million of gains on the sale of investments in affiliates. The $4.0 million of gains was the result of a $2.6 million gain on the acquisition by a third party of all of the ownership interests held by @Ventures in Foodbuy, LLC, and $1.3 million of gains to adjust to previously recorded gains on the acquisitions by a third parties of TGN and Avamar Technologies, Inc., due to the satisfaction of conditions leading to the release of funds held in escrow. TGN and Avamar Technologies, Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. These gains were partially offset by a $1.0 million impairment of an investment.

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

Equity in Income (Losses) of Affiliates, net of Impairments:

Equity in income (losses) of affiliates, net of impairments, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity in income (losses) of affiliates. Equity in income (losses) of affiliates decreased to a loss of approximately $(13.3) million for the nine months ended April 30, 2009 from income of $1.3 million for the same period in the prior fiscal year, primarily as a result of $13.9 million of impairment charges recorded on certain investments included in the @Ventures portfolio of companies, partially offset by equity in income of affiliates of $0.6 million recognized by the Company as its portion of the net income (loss) of certain affiliate companies.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. This valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $13.9 million for the nine months ended April 30, 2009. This impairment charge is included in “Equity in income (losses) of affiliates, net of impairments” in the Company’s Consolidated Statement of Operations.

Income Tax Expense:

During the nine months ended April 30, 2009, the Company recorded income tax expense of approximately $10.7 million, as compared to income tax expense of $7.4 million for the same period of the prior fiscal year. For the nine months ended April 30, 2009, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of its securities, the sale of our interests in subsidiaries, returns generated by our venture capital investments and borrowings from lending institutions. As of April 30, 2009, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $167.5 million. In addition, ModusLink has a revolving credit agreement (the “Loan Agreement”) with a bank syndicate. The Loan Agreement, as amended on February 27, 2009, is a $35.0 million revolving credit facility, with a scheduled maturity of October 31, 2009. Advances under the Loan Agreement may be in the form of loans or letters of credit. At April 30, 2009, the Company did not have any debt outstanding and had letters of credit for $0.1 million outstanding under the Loan Agreement. Interest on the revolving credit facility is based on the London Interbank Offered Rate “LIBOR” plus a margin of 2.50%. The Loan Agreement is secured by the assets of ModusLink and includes certain restrictive financial covenants, which include balance sheet leverage, liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, or acquire or sell assets without prior approval from the lenders. In addition, ModusLink maintains credit facilities of approximately $3.4 million and $0.9 million with Japanese and Taiwanese banks, respectively. No amounts were outstanding under these facilities at April 30, 2009. The Company’s working capital at April 30, 2009 was approximately $236.7 million.

Cash provided by operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities of continuing operations was $20.9 million and $10.2 million for the nine months ended April 30, 2009 and 2008, respectively. The $10.7 million increase in cash provided by operating activities of continuing operations for the nine months ended April 30, 2009 compared with the same period in the prior year was due to improved working capital of $8.9 million, increases in other assets and liabilities of $26.1 million, an increase of prepaid expenses and other current assets of $1.3 million and an increase in refundable accrued income taxes of $1.1 million, partially offset by a $26.7 million decrease of income (loss) from continuing operations as adjusted for non-cash items. During the nine months ended April 30, 2009, non-cash items included depreciation expense of $14.1 million, stock-based compensation of $4.0 million, amortization of intangible assets of $4.1 million, non-operating gains, net, of $2.3 million and $164.7 million impairment of goodwill. The cash provided by operating activities of continuing operations for the nine months ended April 30, 2008 was primarily driven by income from continuing operations of $33.9 million. Cash flow from operating activities of continuing operations included an increase in accounts receivable of $19.0 million and a decrease in inventories of $3.6 million. This was offset by a decrease of accounts payable, accrued restructuring and accrued expenses of $27.4 million. During the nine months ended April 30, 2008, non-cash items included depreciation expense of $12.1 million, amortization of intangible assets of $2.4 million, stock-based compensation of $4.4 million and non-operating gains, net of $16.3 million.

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

The Company maintains several venture capital funds and invests in emerging, innovative and promising technologies and industries as “@Ventures.” During the nine months ended April 30, 2009, approximately $8.8 million was invested by @Ventures and $18.0 million of proceeds were received from the acquisition by third parties of certain @Ventures portfolio companies.

Investing activities of continuing operations provided cash of $0.6 million for the nine months ended April 30, 2009 and provided cash of $100.7 million for the nine months ended April 30, 2008. The $0.6 million of cash provided by investing activities during the nine months ended April 30, 2009 resulted primarily from $18.0 million of proceeds from the acquisition by third parties of @Ventures portfolio companies. This source of cash was offset by $8.8 million of investments in affiliates and $8.7 million in capital expenditures. The $100.7 million of cash provided by investing activities during the nine months ended April 30, 2008 resulted primarily from $111.9 million from the redemption of short-term investments as a result of the shift in investments strategy away from auction rate securities (“ARS”) and $19.6 million of proceeds related to the acquisition by third parties of @Ventures portfolio companies. These sources of cash were partially offset by $19.3 million of capital expenditures, $4.6 million of investments in affiliates and $6.9 million of net cash used in the acquisition of OCS. As of April 30, 2009, the Company had a carrying value of $14.6 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities of continuing operations used cash of $3.6 million and $40.5 million for the nine months ended April 30, 2009 and 2008, respectively. The $3.6 million of cash used for financing activities of continuing operations during the nine months ended April 30, 2009 primarily related to $3.3 million of cash used to repurchase the Company’s common stock and $0.3 million of capital lease repayments. The $40.5 million of cash used for financing activities of continuing operations during the nine months ended April 30, 2008 primarily related to repayments on the revolving line of credit of $24.8 million and $15.6 million of cash used to repurchase the Company’s common stock. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used for discontinued operations totaled $1.9 million and $1.3 million for the nine months ended April 30, 2009 and 2008, respectively, primarily for ongoing lease obligations.

Given the Company’s cash resources as of April 30, 2009, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. There are no material capital expenditure requirements as of April 30, 2009. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008. The Company’s gross liability for unrecognized tax benefits was approximately $6.3 million and $6.5 million, respectively, including approximately $76,000 and $31,000, respectively, of accrued interest and penalties as of April 30, 2009 and 2008. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

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

The Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of April 30, 2009, the Company had no recorded liabilities with respect to these arrangements.

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

Critical Accounting Policies

The preparation of our quarterly financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation expense, inventories, investments, income taxes, restructuring, impairment of long-lived assets, goodwill and other intangible assets, contingencies and litigation. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: preparing investment valuations; determining discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; determining future lease assumptions related to restructured facility lease obligations; and establishing income tax liabilities are the estimates most likely to have a material impact on our financial position and the results of operations. Some accounting policies may have a significant impact on amounts reported in these financial statements. During the three and nine months ended April 30, 2009, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008, and our Quarterly Reports on Form 10-Q for the periods ended October 31, 2008 and January 31, 2009.

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

Interest Rate Risk

At April 30, 2009, ModusLink had no outstanding borrowings under its Loan Agreement with a bank syndicate and the Company had no open derivative positions with respect to its borrowing arrangements.

We maintain a portfolio of highly liquid cash equivalents typically maturing in 90 days or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy and include corporate and state municipal obligations such as commercial paper, certificates of deposit and institutional money market funds.

Our exposure to market risk for changes in interest rates relates primarily to our investment in short-term investments. Previously, we had available-for-sale securities, a significant portion of which were classified as short-term investments on our consolidated balance sheet. These short-term investments consisted solely of auction rate securities. The Company divested all investments in auction rate securities during the second quarter of fiscal year 2008. Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to greater exposure from significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of April 30, 2009, the Company did not have any derivative financial instruments.

Revenues from our foreign operating segments accounted for approximately 64% and 65% of total revenues during the three and nine months ended April 30, 2009, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the nine months ended April 30, 2009, we recorded foreign currency translation losses of approximately $7.6 million which are recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the nine months ended April 30, 2009, we recorded realized and unrealized foreign currency transaction losses of approximately $0.2 million which are recorded in “Other gains (losses), net” in our consolidated statement of operations.

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

There have not been any material changes from the risk factors previously disclosed in the “Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended July 31, 2008 and “Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q for the quarterly periods ended October 31, 2008 and January 31, 2009. In addition to the other information set forth in this report, including in the first paragraph under “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” you should carefully consider the factors discussed in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company during the quarter ended April 30, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2009-February 28, 2009	2,581	(1)	$2.50	N/A	N/A
March 1, 2009-March 31, 2009	—		$—	N/A	N/A
April 1, 2009-April 30, 2009	4,971	(1)	$3.78	N/A	N/A

(1)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 5.	Other Information.

During the quarter ended April 30, 2009, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: June 9, 2009	By:	/S/ STEVEN G. CRANE
Steven G. Crane Chief Financial Officer

EXHIBIT INDEX

10.1	Second Amended and Restated Loan and Security Agreement dated October 31, 2005, by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holdings Corp., as borrowers, and LaSalle Bank National Association and Citizens Bank of Massachusetts, as lenders.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.