Form 10-K
period 2009-07-31
ModusLink Global Solutions Inc
filed 2009-10-14
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $104,876,825.

On October 8, 2009, the Registrant had outstanding 45,824,565 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JULY 31, 2009

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

PART I

ITEM 1.— BUSINESS

Overview

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation, ModusLink Open Channel Solutions, Inc. (“ModusLink OCS”) and ModusLink PTS, Inc. (“ModusLink PTS”) is a leader in global supply chain business process management serving technology-based clients in such markets as computing, software, consumer electronics, storage and communications. We design and execute critical elements of our clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of industry expertise, innovative service solutions, integrated operations, proven business processes, expansive global footprint and world-class technology.

Our services and solutions span the forward supply chain, aftermarket service requirements and e-business processes and leverage an integrated global network of solution centers to manage all aspects of the end-to-end supply chain. Over the past decade, ModusLink has expanded its services by acquiring and developing businesses focused on supply chain management services, entitlement, e-business management solutions, consumer-electronics repair services and reverse logistics services. ModusLink OCS, acquired as Open Channel Solutions, Inc. on March 18, 2008, provides entitlement and e-business management solutions. ModusLink PTS, acquired as PTS Electronics, Inc. on May 2, 2008, provides consumer-electronics service repair and reverse logistics services.

We have five operating segments, Americas, Asia, Europe, ModusLink OCS and ModusLink PTS. Our operating structure is aligned along the Americas, Asia and Europe regions. Each of these regions has designated management teams with direct responsibility over the operations of the respective regions. We have three reportable segments, Americas, Asia and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment. In addition to our three reportable operating segments, we report an All other category which represents the ModusLink OCS business, and a corporate-level activity category, which represents corporate expenses consisting primarily of costs associated with certain corporate administrative functions such as legal and finance, and our venture capital activities, which are not allocated to the Company’s subsidiary operating segments and any residual results of operations from previously divested operations. Certain segment information, including revenue, profit and asset information, is set forth in Note 5 of the accompanying notes to consolidated financial statements included in Item 8 below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986. The Company’s address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

Supply Chain Management Services

Supply Chain Management Services and Solutions

ModusLink’s revenues primarily come from the sale of supply chain management services performed for its clients. These services include the procurement of clients’ raw component inventory, as well as the storage, manufacturing and distribution of their proprietary products for sale by our clients to their own customers.

ModusLink’s supply chain management services and solutions are provided to the technology industry on a global scale. ModusLink’s core capabilities are categorized as sourcing and supply base management, manufacturing and product configuration, fulfillment and distribution, e-Business, and aftermarket services such as returns management and asset disposition. ModusLink is also a Microsoft Authorized Replicator, further enhancing its position as a valued supply chain services provider to leading technology hardware original equipment manufacturers (“OEMs”).

ModusLink’s core solutions include:

Supply Chain

Factory Supply—The Factory Supply solution provides inbound supply of components into one or more of ModusLink’s client’s manufacturing or light assembly operations on behalf of a client. The solution provides clients with a cost effective means to ensure consistent component quality.

Optimized Configuration—The Optimized Configuration solution combines ModusLink’s supply chain design expertise and the industry’s largest global footprint with techniques, tools and processes in network optimization, discrete event simulation and inventory optimization to execute a supply chain network and inventory strategy that can manage the complexities of global supply and demand.

ModusLink designs and executes a flexible global supply chain by employing optimization methodologies such as postponement and deferred configuration that leverage the best time and place in the supply chain to perform final configuration, packaging and distribution of products. By executing these key processes in-region and later in the cycle when demand is more established, clients can often improve time to market, lower costs and optimize component and finished goods inventory to better meet global demand. This reduces excess and obsolescence and minimizes the need for rework if forecasts are inaccurate.

Aftermarket Services

The Aftermarket Solutions manage the complete range of post-sales activity including customer service, technical support and multi-channel returns management to testing, repair, and asset disposition enabling clients to gain greater efficiency, cost reduction and asset value retention, while improving customer satisfaction. With this combined expertise, services, technologies and global operating infrastructure, clients are provided with an end to end offering. Aftermarket Solutions are delivered through ModusLink Corporation and ModusLink PTS.

e-Business

ModusLink enables a direct end-user revenue channel for clients through its e-Business solutions that include integrated e-commerce, customer support, financial transaction processing and physical shipment and returns processes on a global basis.

Entitlement Management

The entitlement management solutions facilitate revenue generation for software publishers and related businesses by managing the complexities of multi-channel subscription and customer access rights (entitlements) inherent in software licensing through a line of technology, consulting and customer support solutions. The entitlement management capabilities are delivered through ModusLink OCS.

ModusLink’s solutions seamlessly integrate with other supply chain service providers such as contract manufacturing companies and third-party logistics providers. ModusLink improves the efficiency and effectiveness of the supply chain by optimizing and executing procurement, product customization, multi-channel fulfillment, returns, repair and product value recovery processes.

Acquisitions in Fiscal 2008

Open Channel Solutions, Inc.

On March 18, 2008, the Company completed the acquisition of Open Channel Solutions, Inc., a leading global provider of entitlement and e-business management solutions and services. ModusLink previously had an equity interest in Open Channel Solutions, Inc., which interest was originally acquired when the Company acquired Modus Media, Inc. The acquisition of Open Channel Solutions, Inc. provides a complementary offering which permits the Company to offer a “digital to physical” supply chain management solution. Open Channel Solutions, Inc. changed its name to ModusLink Open Channel Solutions, Inc. during fiscal year 2009.

ModusLink OCS works with industry-leading software publishers, digital content providers and OEMs to more effectively manage volumes and multichannel licensing program for a better return on investment. ModusLink OCS’s flagship Poetic® Licensing Management System is designed to centrally manage the complete range of multichannel entitlement management operations including business-to-business order management, license and feature activation, upgrades, renewal management and electronic software download.

PTS Electronics

On May 2, 2008, the Company completed the acquisition of PTS Electronics, Inc., a leading provider of end-to-end aftermarket supply chain services and solutions and one of the largest technology repair service and reverse logistics providers in the industry. PTS Electronics, Inc. changed its name to ModusLink PTS, Inc. during fiscal year 2009. ModusLink PTS offers a comprehensive portfolio of Aftermarket Solutions, including Repair and Remanufacture, Returns Management and Value Recovery. ModusLink PTS maintains more than 300 test stations for live air testing of all television products, has over 50,000 parts in stock for daily rebuild demand and ships thousands of orders every day. The variety of consumer electronics service solutions offered by ModusLink PTS creates a strategic extension of the end-to-end supply chain solutions offered through ModusLink Corporation.

Technology Infrastructure

Using its information technology systems and infrastructure, ModusLink manages the flow and use of information throughout the supply chain. ModusLink’s technology infrastructure serves as the backbone of a client’s fully integrated global supply chain solution. ModusLink offers a secure and redundant network environment to ensure its clients’ data and information is secure and accurate. ModusLink works with clients to integrate data, tools and applications to create a technology solution that meets its clients’ business needs and improves management of the global supply chain.

ModusLink’s infrastructure, including its Enterprise Resource Planning (“ERP”) system, spans critical aspects of supply chain processes from beginning-to-end and serves as the foundation for the design, integration, and ongoing management of a client’s global supply chain. ModusLink’s ERP system is designed to provide the visibility and control needed for better decision making, more rapid response to global market dynamics and effective asset utilization across services and geographies. ModusLink’s operating infrastructure leverages an integrated global systems platform, standardized process execution, strategic global management, industry expertise and local market knowledge to provide our clients with more effective global operations management.

Facilities

ModusLink’s global footprint consists of an integrated network of more than 25 strategically located facilities in 14 countries, including numerous sites throughout North America, Europe and Asia. ModusLink’s regionally optimized and highly scalable solution centers are designed to provide the flexibility to manage supply chain requirements, deliver and configure products in-region, close to the point of consumption or close to the point of manufacturing in low-cost regions, such as China, Eastern Europe and Mexico for maximum efficiency and cost-effectiveness.

Sales and Marketing

ModusLink’s sales and marketing staff is strategically and globally aligned to support the development, marketing and sale of its supply chain management services and solutions worldwide.

ModusLink’s marketing efforts are focused on developing greater awareness and brand recognition among its target client base, with an emphasis on companies within its key markets of computing, software, storage, consumer electronics and communications. ModusLink markets its services and solutions through its website, public relations, advertising and tradeshow campaigns and is developing a wide range of collateral materials and sales tools to support these efforts. Additionally, ModusLink’s global product marketing staff is focused on the ongoing development, positioning and marketing of new services. ModusLink’s product marketing staff also identifies new opportunities and leads within its key industry and geographic markets.

ModusLink sells its services and solutions on a global scale, through the direct sales channel. ModusLink’s strategically aligned, global sales staff creates new opportunities and cultivates leads in all of its key regions throughout North America, Europe and Asia as well as within its target markets around the world. ModusLink’s sales staff helps to further diversify its client base.

Competition

The market for the supply chain management service offerings provided by ModusLink is highly competitive. As an end-to-end solutions provider with service offerings covering a range of supply chain operations and activities across the globe, ModusLink competes with different companies depending on the type of service it is providing or the geographic area in which an activity is taking place.

For the supply chain solutions, the Company faces competition from Electronics Manufacturing Services/Contract Manufacturers (EMS/CM), third party logistics (3PL) providers, Supply Chain Management (SCM) companies, and regional specialty companies. For the aftermarket services, the Company competes against independent repair vendors, EMS/CM companies, 3PL providers, and SCM companies. For the e-business solutions, the Company’s competition includes global outsource providers, software as a service providers and technology providers. For the entitlement management solutions the Company competes against computer software providers offering content and document management solutions. As a provider of an outsourcing solution, the Company’s competition also includes current and prospective customers, who evaluate the Company’s capabilities in light of their own capabilities and cost structures.

The Company believes that the principal competitive factors in its market are quality and range of services, technological capabilities, cost, location of facilities, and responsiveness and flexibility. With the Company’s end-to-end supply chain solution, global footprint, strong client service acumen, and our integrated global supply chain services, the Company believes that it is positioned well to compete in each of the markets it serves.

Clients

A limited number of clients account for a significant percentage of the Company’s consolidated net revenue. For the fiscal year ended July 31, 2009, ModusLink’s 10 largest customers accounted for approximately 71% of consolidated net revenue. This compares to the Company’s largest 10 customers accounting for approximately 69% of consolidated net revenues for the fiscal year ended July 31, 2008. Sales to three clients, Hewlett-Packard, Advanced Micro Devices and SanDisk Corporation, accounted for approximately 27%, 10%, and 11%, respectively, of the Company’s consolidated net revenue for the fiscal year ended July 31, 2009 and approximately 24%, 11% and 10%, respectively, of the Company’s consolidated net revenue for the fiscal year ended July 31, 2008. In general, ModusLink does not have any agreements which obligate any client to buy a minimum amount of services from ModusLink, or to designate ModusLink as its sole supplier of any particular services. The loss of a significant amount of business with any key client could have a material adverse effect on ModusLink. The Company believes that it will continue to derive the vast majority of its consolidated operating revenue from sales to a small number of clients. There can be no assurance that revenue from key clients will not decline in future periods.

ModusLink sells its services to its clients primarily on a purchase order basis rather than pursuant to contracts with minimum purchase requirements. Consequently, sales are subject to demand variability by such clients and ModusLink purchases and maintains adequate levels of inventory in order to meet client needs rapidly and on a timely basis. ModusLink has no guaranteed price, quantity or delivery agreements with our suppliers. Because of the diversity of its services, as well as the wide geographic dispersion of our facilities, ModusLink uses numerous sources for the wide variety of raw materials needed for its operations. The Company has not been and does not expect to be adversely affected by an inability to obtain materials.

International Operations

We currently conduct business in the Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia and Mexico in addition to our United States operations. In fiscal year 2009, approximately 65% of the Company’s consolidated net revenues were generated internationally.

Our international operations increase our exposure to U.S. and foreign laws, regulations, and labor practices, which are often complex and subject to variation and unexpected changes, and with which we must comply.

A substantial portion of our international business is conducted in China, where we face (i) the challenge of navigating a complex set of licensing and tax requirements and restrictions affecting the conduct of business in China by foreign companies, (ii) limitations on the repatriation of cash, (iii) foreign currency fluctuation and (iv) evolving tax laws.

Seasonality

Our clients’ products are subject to seasonal consumer buying patterns. As a result, the services we provide to our clients are also subject to seasonality, with significantly higher revenues and operating income typically being realized from handling our clients’ products during our second fiscal quarter, which includes the holiday selling season.

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

Employees

At August 31, 2009, we employed approximately 4,100 persons on a full-time basis, 1,200 in the Americas, 1,600 in Asia and 1,300 in Europe. Our subsidiaries in Mexico are parties to collective bargaining agreements covering approximately 25 employees. Our subsidiaries in France and the Netherlands are parties to collective bargaining agreements covering approximately 480 employees. Approximately 180 of the employees of our Ireland subsidiaries are members of labor unions. We consider our employee relations to be good. From time to time we hire project-based, temporary workers based on our client needs and seasonality of our business and at times the number of such workers may approximate the number of our full-time employees.

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

We derive a substantial portion of our revenue by providing supply chain management services to a small number of clients. Our business and future growth will continue to depend in large part on the industry trend towards outsourcing supply chain management and other business processes. If this trend does not continue or declines, demand for our supply chain management services will decline and our financial results could suffer.

In addition, the loss of any one or more of our key clients would cause our revenues to decline. For the year ended July 31, 2009, sales to one client, Hewlett-Packard, accounted for approximately 27% of our consolidated net revenue. During the year ended July 31, 2009, ten clients accounted for approximately 70.9% of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us, or to designate us as its sole supplier of any particular services. The loss of business with any key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. We cannot assure you that our revenue from key clients will not decline in future periods.

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

For the fiscal year ended July 31, 2009, we reported an operating loss of approximately $167.7 million, which includes non-cash charges of $164.7 million for goodwill impairment and $16.8 million for impairment of @Ventures investments. While we have reported operating profitability in past periods, as a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict and may fluctuate significantly. We anticipate that we will continue to incur significant operating expenses in the future, including significant costs of revenue and selling, general and administrative expenses. Therefore, we cannot assure you that we will achieve or sustain operating profitability in the future. We also have significant commitments and contingencies, including real estate leases, continuing stadium sponsorship obligations, and inventory purchase obligations. We may also use significant amounts of cash to grow and expand our operations, including additional acquisitions. At July 31, 2009, we had a consolidated cash, cash equivalents, short-term investments and marketable securities balance of approximately $179.2 million and fixed contractual obligations of approximately $137.8 million. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

Disruption in the economy and financial markets could have a negative effect on our business.

The economy and financial markets in the United States, Europe and Asia have experienced extreme disruption during the last twelve months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. The businesses of our clients, and in turn our business, is highly dependent on consumer demand, which has been affected by the economic downturn. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which could then lead to further challenges in the operation of our business. These economic developments affect businesses such as our in a number of ways. The tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likelihood, duration and severity of disruptions in financial markets and adverse economic conditions and the effects they will have on our business and financial condition. The Company has responded to the recent economic downturn through a series of restructuring actions. There can be no assurance that these restructuring actions will result in the benefits we predict them to have or be sufficient if the economy deteriorates further.

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

We derive a substantial portion of our revenue by providing supply chain management services to a small number of clients, that may in the future, experience financial difficulty, particularly in light of conditions in the credit markets and the overall economy. Our suppliers may also experience financial difficulty in this environment. If our clients experience financial difficulty, we could have difficulty recovering amounts owed to us from these clients, or demand for our services from these customers could decline. Additionally, if our suppliers experience financial difficulty, we could have difficulty sourcing supply necessary to fulfill production requirements and meet scheduled shipments. These conditions could adversely affect our financial position and results of operations.

Our quarterly results may fluctuate significantly.

Our operating results have fluctuated widely on a quarterly basis during the last several years. We expect that we may experience significant fluctuations in future quarterly operating results. Many factors, some of which are beyond our control, have contributed to these quarterly fluctuations in the past and may continue to contribute to fluctuations. Therefore, operating results for future periods are difficult to predict, and prior results are not necessarily indicative of results to be expected in future periods. These factors include:

•	how well we execute on our strategy and operating plans;

•	implementation of our strategic initiatives and achievement of expected results of these initiatives;

•	demand for our services;

•	consumer confidence and demand;

•	specific economic conditions in the industries in which we compete;

•	general economic and financial market conditions;

•	timing of new product introductions or software releases by our clients or their competitors;

•	payment of costs associated with our acquisitions, sales of assets and investments;

•	timing of sales of assets and marketable securities;

•	market acceptance of new products and services;

•	seasonality;

•	temporary shortages in supply from vendors;

•	charges for impairment of long-lived assets, including goodwill and/or restructuring in future periods;

•	political instability or natural disasters in the countries in which we operate;

•	actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates reflected in our accompanying consolidated financial statements; and

•	changes in accounting rules.

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

Our contracts do not contain minimum purchase requirements and we sell primarily on a purchase order basis. Therefore, our sales are subject to demand variability by our clients, which is difficult to predict and has fluctuated and may continue to fluctuate significantly. The level and timing of orders placed by these clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. If we are unable to anticipate and respond to the demands of our clients, we may lose clients because we have an inadequate supply of their products needed, or we may have excess inventory, either of which may harm our business, financial position and operating results.

We must maintain adequate levels of inventory in our supply chain management business in order to meet client needs, which present risks to our financial position and operating results.

We often purchase and maintain adequate levels of our clients’ inventory in our supply chain management business in order to meet client needs rapidly and on a timely basis. The markets, including the technology sector served by many of our clients are subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. The majority of our clients offer protection from the loss in value of inventory. However, our clients may become unable or unwilling to fulfill their protection obligations. The inability of our clients to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage the inventory on hand with our clients with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, which may harm our business, financial position and operating results.

Our ability to obtain particular client products or components in the quantities required to fulfill client orders on a timely basis is critical to our success. We have no guaranteed price or delivery agreements with our suppliers. We may occasionally experience a supply shortage of some products as a result of strong demand or problems experienced by our suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. Accordingly, if we are not able to secure and maintain an adequate supply of products or components to fulfill our client orders on a timely basis, our business, financial position and operating results may be adversely affected.

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

Our clients have, at times, requested that we add capacity or open a facility in locations near their sites. If we do not elect to add required capacity at sites near existing clients or establish sites near existing or potential clients, clients may decide to seek other service providers. In addition, if we lose a significant client of a particular site or open or expand a site with the expectation of business that does not materialize, operations at that site could become unprofitable or significantly less efficient and we may need to incur restructuring costs. Any of these events could have a material adverse effect on our business, financial position and operating results.

We may encounter problems in our efforts to increase operational efficiencies.

We continue to identify ways to increase efficiencies and productivity and effect cost savings. We have undertaken projects designed to increase our operational efficiencies, including the standardization to a global solutions platform through an integrated ERP system, the opening of new solution centers in low cost areas to expand client offerings and to effect cost savings. We have also implemented a shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We cannot assure you that these projects will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs and unforeseen project delays. If we or these projects do not achieve expected results, our business, financial position and operating results may be adversely affected.

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

We currently conduct business in the Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia and Mexico in addition to our United States operations. International revenue accounted for approximately 65% of our total consolidated net revenue for the year ended July 31, 2009. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. There is also additional risk if the foreign currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we may enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

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

If we are unable to manage these risks, we may face significant liability, our international sales may decline and our business, operating and financial results may be adversely affected.

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

Historically, we have financed our operations and met our capital requirements primarily through funds generated from operations, the sale of our securities, returns generated by our venture capital investing activities and borrowings from lending institutions. Market and other conditions largely beyond our control may affect our ability to engage in future sales of our securities, the timing of any sales, and the amount of proceeds we receive from sales of our securities. Even if we are able to sell our securities in the future, we may not be able to sell at favorable prices or on favorable terms. In addition, this funding source may not be sufficient in the future, and we may need to obtain funding from outside sources. However, we may not be able to obtain funding from outside sources. In addition, even if we find outside funding sources, we may be required to issue to those outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional shares of common stock. ModusLink has a revolving credit agreement (the “Loan Agreement”) with a bank syndicate. The Loan Agreement is a one year $35.0 million revolving credit facility, with a scheduled maturity of January 31, 2010. While we expect to seek a new Loan Agreement in fiscal year 2010, there can be no assurances that we will be able to replace the Loan Agreement on terms that are acceptable to us, or at all. If we experience difficulties raising capital in the future, our business could be materially adversely affected.

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

The markets for our services are highly competitive and often lack significant barriers to entry, enabling new businesses to enter these markets relatively easily. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our products and services. The market for supply chain management products and services is very competitive, and the intensity of the competition is expected to continue to increase. Any failure to maintain and enhance our competitive position would limit our ability to maintain and increase market share, which would result in serious harm to our business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. In addition, many of our current and potential competitors will continue to have greater financial, technical, operational and marketing resources. We may not be able to compete successfully against these competitors. Competitive pressures may also force prices for supply chain management products and services down and these price reductions may reduce our revenues.

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

We often handle personal information as part of our e-Business offering. Any security breach or inadvertent release of this information could expose us to risks of loss, litigation and liability and could seriously disrupt our operations. If third parties are able to penetrate our network or telecommunications security or otherwise misappropriate the personal information or credit card information of our clients’ customers or if we give third parties improper access to such information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could be significant. Further, any resulting adverse publicity arising from investigations could have a material adverse impact on our business.

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

Our performance is substantially dependent on the performance of our executive officers and other key employees, as well as management of our subsidiaries. The familiarity of these individuals with technology and service-related industries makes them especially critical to our success. Our success is also dependent on our ability to attract, train, retain and motivate high quality personnel. Competition for personnel is intense. The loss of the services of any of our executive officers or key employees may harm our business.

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

•	difficulty integrating acquired technologies, operations and personnel with the existing businesses;

•	diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	the working capital needs for acquired companies may be significant;

•	exposure to unforeseen liabilities of acquired companies; and

•	increased risk of costly and time-consuming litigation, including stockholder lawsuits.

We may not be able to successfully address these problems. Our future operating results will depend to a significant degree on our ability to successfully integrate acquisitions and manage operations while also controlling expenses and cash burn.

The price of our common stock has been volatile and may fluctuate, in part, based on the value of our assets.

The market price of our common stock has been and is likely to continue to be volatile. Recently, the stock market has experienced significant price and volume fluctuations, which have particularly impacted the market prices of equity securities of many companies providing technology-related products and services. Our common stock has traded as low as $1.62 per share and as high as $12.44 per share during the last twelve months. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of these companies. Future market movements may adversely affect the market price of our common stock.

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

We test goodwill for impairment annually or if a triggering event occurs. We also test long-lived assets for impairment if a triggering event occurs. Our policy is to perform the annual impairment testing for all reporting units, determined to be the Americas, Europe, Asia, ModusLink OCS and ModusLink PTS, on July 31, of each fiscal year or whenever events or circumstances change that would more likely than not reduce the fair value of any of our reporting units below its carrying value. We recorded a non-cash goodwill impairment charge of $164.7 million in the second quarter of fiscal 2009 related to the Company’s Americas, Europe and Asia reporting units. The Company performed its annual impairment test on July 31, 2009 and concluded that there was no additional impairment. We will continue to test goodwill for impairment annually and upon the occurrence of a triggering event. The goodwill subject to impairment testing during the second quarter of fiscal 2009, was recorded upon the 2004 acquisition of Modus Media, Inc., the 2008 acquisition of ModusLink OCS, and the 2008 acquisition of ModusLink PTS. The carrying value of goodwill at July 31, 2009 was approximately $25.7 million and was recorded upon the 2008 acquisition of ModusLink OCS and ModusLink PTS. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in preparing our valuations of our reporting units for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected.

As of July 31, 2009, we had a goodwill balance of $25.7 million. Goodwill impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long-term growth rates and the level and timing of future cash flows. As a result, several factors could result in the impairment of a material amount of our $25.7 million goodwill balance in future periods, including, but not limited to: (i) a decline in our stock price and resulting market capitalization (such as the decline which occurred subsequent to October 31, 2008), if we determine that the decline is sustained and is indicative of a reduction in the fair value of our reporting units below their carrying value and (ii) further weakening of the global economy, continued weakness in the industry, or failure of ModusLink to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted cash flow value of our reporting units.

It is not possible at this time to determine if any such future impairment charge would result from these factors, or if it does, whether such charges would be material. We will continue to review our goodwill and other long-lived assets for possible impairment. We cannot be certain that a downturn in our business, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill or other long-lived assets and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

A measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which a reporting unit “passed” the first step of the goodwill impairment test. The ModusLink OCS and ModusLink PTS reporting units both passed the step one test. Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1% change in the estimated future cash flows would decrease the estimated fair value of the reporting unit by approximately 1%. A deterioration in the estimated future cash flows for ModusLink OCS or ModusLink PTS could lead to an impairment in a future period.

Venture capital investing is risky and highly speculative.

We invest in privately held companies through several wholly-owned subsidiaries, referred to as @Ventures. We receive proceeds from our investments, if at all, only when or after a portfolio company engages in a liquidity event, such as an initial public offering, or the acquisition of a portfolio company or our interest by a third party. Liquidity events may take many years to materialize, if at all, and the timing of liquidity events is difficult to predict. As a result there is much uncertainty as to the timing and impact of our venture capital portfolio on our financial results. Our ability to earn returns on our investment, or even recover our capital, is dependent upon factors outside of our control, including the success of our portfolio companies’ businesses, and the market for initial public offerings and mergers and acquisitions. We typically own a minority position in our portfolio companies, which may afford us representation on the board of directors of a portfolio company, and negative and affirmative covenants but does not give us control over the entity. As a result we may have limited, if any, influence over our portfolio companies’ businesses and strategies. We cannot assure you that we will earn any returns or recover our invested capital.

Investments made by @Ventures are (i) carried at the lesser of their historic cost basis or net realizable value or (ii) accounted for under the equity method of accounting, if we hold at least 20% but less than 50% of the issued and outstanding stock of the Company. At July 31, 2009, these investments had a carrying value of $12.4 million.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. For example, a decline in carrying value of our $12.4 million of investments in affiliates at July 31, 2009 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.2 million to $2.5 million.

ITEM 1B.— UNRESOLVED STAFF COMMENTS

None.

ITEM 2.— PROPERTIES

We lease or own more than 25 facilities in 14 countries from which we operate ModusLink Corporation, which facilities consist of office and warehouse space. These facilities are located throughout the world, including significant facilities throughout the United States (including our corporate headquarters in Waltham, Massachusetts), in Mexico, Europe, Taiwan, Singapore, Malaysia, Japan, China and Australia. ModusLink PTS operates from its leased headquarters in Indiana and leases four facilities in Indiana. ModusLink OCS operates from its leased facilities in Dedham, Massachusetts, and maintains offices in Utah, the Netherlands, Japan and Australia. We believe that our existing facilities are suitable and adequate for our present purposes, and that new facilities will be available in the event we need additional or new space.

Our leases generally expire at varying dates through fiscal year 2025 and include renewals at our option. Certain facilities leased by us are subleased in whole or in part to subtenants and we are seeking to sublease additional office and warehouse space that is not currently being utilized by us.

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

No matter was submitted to a vote of our stockholders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.—	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MLNK”. The following table sets forth the range of high and low sales prices per share of common stock per fiscal quarter, as reported by the NASDAQ for our two most recent fiscal years.

Fiscal Year Ended July 31, 2009	High	Low
First Quarter	$12.44	$4.37
Second Quarter	$5.90	$2.20
Third Quarter	$3.98	$1.62
Fourth Quarter	$7.48	$3.53

Fiscal Year Ended July 31, 2008	High	Low
First Quarter	$16.60	$12.80
Second Quarter	$15.10	$9.66
Third Quarter	$14.07	$10.36
Fourth Quarter	$15.45	$9.98

Stockholders

As of October 8, 2009, there were approximately 5,232 holders of record of common stock of the Company.

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

Issuer Purchases of Equity Securities

In June 2009, the Company’s Board of Directors authorized the repurchase of up to $15.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over the following 12 months ending in June 2010. The timing and amount of shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. It is the Company’s intention to retire and return any repurchased shares to the Company’s authorized, but not issued or outstanding common stock. The repurchase program is funded using the Company’s available cash. As of July 31, 2009, the Company had repurchased an aggregate of approximately 0.6 million shares of common stock at a cost of approximately $3.8 million under the repurchase program.

The following table provides information about purchases by the Company of its common stock during the quarter ended July 31, 2009.

	Total Number of Shares Repurchased(1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
	(in thousands, except per share amounts)
May 1, 2009 to May 31, 2009	301	(3)	$3.55	N/A	N/A
June 1, 2009 to June 30, 2009	287,218	(4)	$6.64	285,100	$13,106,809
July 1, 2009 to July 31, 2009	280,232		$6.81	280,232	$11,199,092

(1)	The Company repurchased an aggregate of 565,332 shares of its common stock in the quarter ended July 31, 2009 pursuant to the repurchase program announced in June 2009 (the “Program”).
(2)	In June 2009, the Company was authorized to repurchase up to $15.0 million of its common stock from time to time on the open market or in privately negotiated transactions under the Program over a 12 month period ending in June 2010. The Program may be suspended or discontinued at any time.
(3)	Includes 301 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.
(4)	Includes 2,118 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Equity Compensation Plans

Information regarding the Company’s equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of Part III.

ITEM 6.— SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information of the Company for the five years ended July 31, 2009. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and our accompanying consolidated financial statements and notes to consolidated financial statements in Item 8 below. On August 2, 2004, we acquired Modus Media, Inc. (“Modus”). On March 18, 2008, we acquired ModusLink OCS. On May 2, 2008, we acquired ModusLink PTS. The following consolidated financial data includes the results of operations of Modus, ModusLink OCS and ModusLink PTS from their dates of acquisition. The following consolidated financial data also includes the results of operations of certain subsidiaries that have been sold or ceased operations. In fiscal 2006, the Company sold SalesLink, its marketing distribution services business. For all periods presented, the results of operations of the marketing distribution services business of SalesLink have been accounted for within discontinued operations. A description of our recent discontinued operations and divestiture activities is set forth in Note 6 of the accompanying notes to consolidated financial statements in Item 8 below. The historical results presented herein are not necessarily indicative of future results.

	Years Ended July 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$1,008,554	$1,068,207	$1,143,026	$1,148,886	$1,053,507
Cost of revenue	886,119	930,629	1,011,961	1,030,655	933,063
Selling, general and administrative	100,409	113,969	106,836	103,301	102,191
Amortization of intangible assets	5,485	3,773	4,821	4,824	5,226
Impairment of goodwill	164,682	14,000	—	—	—
Restructuring and other, net	19,552	5,465	4,643	9,521	5,258

Operating income (loss)	(167,693)	371	14,765	585	7,769
Interest income (expense), net	691	6,595	7,905	3,405	1,762
Other gains (losses), net	820	16,149	31,874	28,518	2,614
Other income (expense), net	(16,565)	589	1,726	(49)	(1,396)
Income tax expense (benefit)	10,831	10,425	7,135	3,780	(19,933)

Income (loss) from continuing operations	(193,578)	13,279	49,135	28,679	30,682
Income (loss) from discontinued operations, net of income taxes	126	(4,151)	276	(13,734)	(4,157)

Net income (loss)	$(193,452)	$9,128	$49,411	$14,945	$26,525

Basic and Diluted earnings (loss) per share:
Earnings from continuing operations	$(4.26)	$0.28	$1.00	$0.60	$0.60
Income (loss) from discontinued operations, net of income taxes	0.00	(0.09)	0.01	(0.30)	(0.00)

Net earnings (loss)	$(4.26)	$0.19	$1.01	$0.30	$0.60

Shares used in computing basic earnings (loss) per share	45,372	47,747	48,455	48,284	47,529

Shares used in computing diluted earnings (loss) per share	45,372	47,901	48,833	48,617	48,357

	As of July 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$236,979	$238,742	$320,206	$282,222	$224,638
Total assets	555,821	810,560	819,128	763,203	721,684
Long-term obligations	21,109	29,413	43,706	51,900	26,032
Stockholders’ equity	345,598	545,974	555,069	497,915	471,215

ITEM 7.—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation, ModusLink Open Channel Solutions, Inc. (“ModusLink OCS”) and ModusLink PTS, Inc., is a leader in global supply chain business process management serving technology-based clients in such markets as computing, software, consumer electronics, storage and communications. The Company designs and executes critical elements in our clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of industry expertise, innovative service solutions, integrated operations, proven business processes, expansive global footprint and world class technology.

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “adjusted operating income (loss),” which is defined as operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets, stock-based compensation and other non-cash charges. See Note 5 of the accompanying notes to consolidated financial statements included in Item 8 below for segment information, including a reconciliation of adjusted operating income (loss) to net income (loss).

We have developed a long-term set of strategic initiatives and an operating plan focused on increasing both revenue and profitability. We view the continued development of our global operational infrastructure and footprint as a primary source of differentiation in the marketplace. We believe that by leveraging our global footprint we will be able to optimize our clients’ supply chains using multi-facility, multi-geographic solutions.

Our focus during fiscal 2009 remained consistent with the continued execution against our long-term strategic plan, and the implementation of the following initiatives which are designed to achieve our long-term goals:

Drive sales growth through a combination of existing client penetration and targeting new markets. Historically, a significant portion of our revenues from our supply chain business have been generated from clients in the technology markets. These markets are mature and, as a result, gross margins in these markets tend to be low. To address this, we have expanded our sales focus to include three new markets, in addition to the technology markets, which we believe can benefit from our supply chain expertise. We believe these markets, communications, storage devices and consumer electronics, are experiencing faster growth than our historical markets, and represent opportunities to realize higher gross margins on our services. Companies in these markets often are early in their product life cycles and have significant need for a supply chain partner who will be an extension to their business models.

Increase the value delivered to clients through service expansion. During fiscal year 2009, we continued to focus on and invest in expanding and further developing our e-commerce and certain other offerings, which we believe will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect these solutions will continue to enhance our gross margins and drive greater profitability. Furthermore, we believe that the addition of new services to existing clients will strengthen our relationship with these clients, and further integrate us with their businesses.

Drive operational efficiencies throughout our organization. Our strategy is to operate an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution enables clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe that our clients benefit from our global integrated business solution. We also reduce our operating costs while implementing operational efficiencies throughout the Company. We expect that our lean sigma continuous improvement program will drive further operational efficiencies in the future. The lean sigma continuous improvement program is aimed at reducing our overall costs, increasing efficiencies and improving capacity utilization. The program consists of standardized training for the Company’s employees in the lean sigma fundamentals (which include six sigma and “lean” methodology approaches) including standard tools to support the identification and elimination of waste and variability and applying these methods to operational and administrative tasks. As noted, the training enables employees to identify and implement projects to improve efficiency, productivity and eliminate waste through ongoing improvement efforts. We believe this initiative will yield improved process standardization and operating efficiency gains, as well as lower our operating costs. The Company has also moved certain administrative activities to outsource providers. We believe this initiative will also yield standardization and operating efficiency gains, as well as lower our long-term operating costs.

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

During fiscal year 2009, the Company saw a significant weakening in the business environment and global economy, including consumer confidence. This weakening has impacted our clients’ operations and as a result, we have experienced a decline in our supply chain services for certain clients. The economy may continue to worsen and we may see a further weakening in the business environment and the global economy which may cause our revenue to decline. As a result of the weakening economy, the Company has taken certain actions to increase efficiencies and productivity to achieve lower operating costs throughout fiscal year 2009 to better position the Company for the long-term. In October 2008, the management of the Company approved a plan and in December 2008 the Company announced that it was taking certain cost cutting action as a result of the general economic decline. These actions included the elimination of approximately 500 jobs and included the closing of certain facilities. For the fiscal year ended July 31, 2009, the Company recorded restructuring charges of $19.6 million for severance and facility closure related expenses. If the Company is unable to improve efficiencies and productivity and achieve lower operating costs, it may be unable to achieve profitability if revenues were to continue to decline.

For the fiscal year ended July 31, 2009 compared to the fiscal year ended July 31, 2008, the Company’s net income (loss) decreased by $202.7 million. The $202.7 million decline in net income (loss) for the fiscal year ended July 31, 2009 is due to the following: (i) an increase in non-cash goodwill impairment charge of approximately $150.7 million; (ii) a decrease in net revenue of approximately $59.7 million; (iii) a decrease in equity in income (losses) of affiliates, net of impairments of $17.2 million; (iv) a decrease in other gains (losses) of $15.3 million; (v) an increase in restructuring charges of approximately $14.1 million; (vi) a decrease in interest income of $6.6 million; (vii) an increase in income tax expense of approximately $1.1 million; and (viii) an increase in amortization expense of approximately $0.4 million. These changes are partially offset by a $44.5 million decrease in cost of revenue and a $13.6 million decrease in selling, general and administrative expenses.

For the fiscal year ended July 31, 2009, we reported net revenue of $1.0 billion, an operating loss of $167.7 million, a loss from continuing operations before income taxes of $182.7 million, net loss of $193.5 million and a gross margin percentage of 12.1%. Operating results for the fiscal year ended July 31, 2009 reflect the impact of a non-cash goodwill impairment charge of $164.7 million and a non-cash impairment charge of $16.8 million recorded on certain investments included in the @Ventures investment portfolio. At July 31, 2009, we had cash and cash equivalents, available for sale securities and short-term investments of $179.2 million, and working capital of $237.0 million.

As of July 31, 2009, approximately 72%, 13% and 15% of our long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2008, approximately 59%, 29% and 12% of our long-lived assets were located in the Americas, Asia and Europe, respectively. Approximately 65%, 67% and 67% of our consolidated net revenue was generated outside of the United States during fiscal years 2009, 2008 and 2007, respectively.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and the continued economic decline affecting the world economy. In addition, the drop in consumer demand for our clients’ products has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The market for our supply chain management services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their gross margins and profitability. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. As a result of these competitive and client pressures the gross margins in our business are low. During the fiscal year ended July 31, 2009, our gross margin percentage was 12.1%. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally react to margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings and to lower our infrastructure and operating costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the fiscal year ended July 31, 2009, sales to Hewlett-Packard, Advanced Micro Devices and SanDisk Corporation accounted for approximately 27%, 10%, and 11%, respectively, of our consolidated net revenue. During fiscal 2009, ten clients accounted for approximately 71% of our consolidated net revenue. For the fiscal year ended July 31, 2008, sales to Hewlett-Packard, Advanced Micro Devices and SanDisk Corporation accounted for approximately 24%, 11% and 10%, respectively, of our consolidated net revenue. During fiscal 2008, ten clients accounted for approximately 69% of our consolidated net revenue. For the fiscal year ended July 31, 2007, sales to Hewlett-Packard and Advanced Micro Devices, accounted for approximately 31% and 11%, respectively of our consolidated net revenue. During fiscal 2007, ten clients accounted for approximately 75% of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

Basis of Presentation

The Company has five operating segments: Americas; Asia; Europe; ModusLink OCS; and ModusLink PTS. The Company has three reportable segments, Americas, Asia, and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment. In addition to its three reportable segments, the Company reports an all other category. The all other category represents the ModusLink OCS operating segment. The Company also reports a corporate-level activity category, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, administration costs related to the Company’s venture capital activities and any residual results of operations from previously divested operations.

In accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions have been eliminated in consolidation.

Results of Operations

Fiscal 2009 compared to Fiscal 2008

Net Revenue:

	2009	As a % of Total Net Revenue	2008	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$344,219	34.1%	$344,593	32.3%	$(374)	(0.1)%
Asia	304,504	30.2%	316,115	29.6%	(11,611)	(3.7)%
Europe	345,688	34.3%	402,651	37.7%	(56,963)	(14.1)%
Other	14,143	1.4%	4,848	0.4%	9,295	191.7%

Total	$1,008,554	100.0%	$1,068,207	100.0%	$(59,653)	(5.6)%

Net revenue decreased by approximately $59.7 million for the fiscal year ended July 31, 2009, as compared to the prior fiscal year. This decrease was primarily a result of a $166.4 million decline in base business revenue, mainly due to lower client order volumes and an unfavorable net impact from foreign currency translation, partially offset by the inclusion of $45.4 million incremental revenue from ModusLink OCS and ModusLink PTS and $61.3 million of new business. Approximately $591.6 million of the net revenue for the fiscal year ended July 31, 2009 related to the procurement and re-sale of materials on behalf of our clients as compared to approximately $629.7 million for the fiscal year ended July 31, 2008.

During the fiscal year ended July 31, 2009, net revenue in the Americas region decreased by $0.4 million which resulted primarily from a decline in client order volumes in the base business, partially offset by revenue from new business and incremental revenue from ModusLink PTS of $36.1 million. Within the Asia region, the net revenue decrease of approximately

$11.6 million resulted primarily from a decline in client order volumes in the base business partially offset by revenue from new business. Within the Europe region, the net revenue decrease of approximately $57.0 million resulted primarily from a decline in client order volumes in the base business and an unfavorable impact from foreign currency translation, partially offset by revenue from new business. Within the Other category, the net revenue increase of $9.3 million was due to inclusion of revenue from ModusLink OCS for the full fiscal year.

Cost of Revenue:

	2009	As a % of Segment Net Revenue	2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$333,158	96.8%	$315,014	91.4%	$18,144	5.8%
Asia	231,856	76.1%	238,724	75.5%	(6,868)	(2.9)%
Europe	315,764	91.3%	374,696	93.1%	(58,932)	(15.7)%
Other	5,341	37.8%	2,195	45.3%	3,146	143.3%

Total	$886,119	87.9%	$930,629	87.1%	$(44,510)	(4.8)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits and contract labor, fulfillment and shipping, and applicable facilities. Cost of revenue decreased by approximately $44.5 million for the fiscal year ended July 31, 2009 as compared to the fiscal year ended July 31, 2008, partially attributed to the $59.7 million decline in net revenue. Gross margins for the fiscal year ended July 31, 2009 were 12.1% as compared to 12.9% for the fiscal year ended July 31, 2008. This decrease is primarily attributable to a change in the mix of client programs and decreased capacity utilization due to lower volumes, partially offset by productivity and cost reduction actions, the inclusion of higher margin ModusLink OCS and ModusLink PTS results and a favorable impact of foreign currency translation.

For the fiscal year ended July 31, 2009, the Company’s gross margin percentages within the Americas, Asia and Europe regions, were 3.2%, 23.9% and 8.7% as compared to 8.6%, 24.5% and 6.9%, respectively, for the prior fiscal year. The 540 basis-point decline in gross margin within the Americas region reflected decreased capacity utilization due to lower volumes, in conjunction with lower volumes from higher margin base business, partially offset by productivity and cost reduction actions and the inclusion of higher margin ModusLink PTS results. Within the Asia region, the 60 basis-point decline in gross margin was attributable to lower volumes from the base business in conjunction with higher volumes from lower margin new business, partially offset by productivity and cost reduction actions. Within the Europe region, the 180 basis-point increase in gross margin was due to productivity and cost reduction actions and a favorable impact of foreign currency translation, in conjunction with a geographical shift in customers to higher margin solution centers. The 750 basis-point increase in gross margin within the Other category reflects a change in product and service mix in ModusLink OCS.

Selling, General and Administrative Expenses:

	2009	As a % of Segment Net Revenue	2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$22,818	6.6%	$23,013	6.7%	$(195)	(0.8)%
Asia	26,860	8.8%	34,824	11.0%	(7,964)	(22.9)%
Europe	30,489	8.8%	36,262	9.0%	(5,773)	(15.9)%
Other	6,394	45.2%	2,269	46.8%	4,125	181.8%

Subtotal	86,561	8.6%	96,368	9.0%	(9,807)	(10.2)%
Corporate-level activity	13,848	—	17,601	—	(3,753)	(21.3)%

Total	$100,409	10.0%	$113,969	10.7%	$(13,560)	(11.9)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the fiscal year ended July 31, 2009 decreased by approximately $13.6 million as compared to the prior fiscal year, primarily as a result of an $11.2 million decline in ERP implementation costs, a $5.9 million decrease in employee-related costs, and a $2.8 million decrease in travel expenses. The decrease of $5.9 million in employee-related costs and the $2.8 million decline in travel expenses are primarily due to actions taken as a result of the Company’s overall cost reduction plan. These decreases were partially offset by $6.3 million of incremental selling, general and administrative expenses for ModusLink OCS and ModusLink PTS.

Impairment of Goodwill:

	2009	As a % of Total Net Revenue	2008	As a % of Total Net Revenue	$ Change	% Change
	($ in thousands)
Americas	$74,626	21.7%	$—	—	$74,626	100.0%
Asia	73,948	24.3%	—	—	73,948	100.0%
Europe	16,108	4.7%	14,000	3.5%	2,108	15.1%

Total	$164,682	16.3%	$14,000	1.3%	$150,682	1,076.3%

The carrying value of the goodwill is tested for impairment annually on July 31 of each fiscal year or whenever events occur or circumstances change between annual tests indicating potential impairment. During the second quarter of fiscal year 2009, indicators of potential impairment caused the Company to conduct an interim impairment test. Those indicators included the following: a significant decrease in the market capitalization of the Company, and the change in the macroeconomic environment. As part of the test, the Company performed a market capitalization reconciliation to ensure that the resulting outputs of the test and the total Company fair value were consistent, giving effect to a reasonable control premium, 35%. As a result of the step one test, the Company concluded that, as of January 31, 2009, the fair value of three of its five reporting units was below their respective carrying values, including goodwill. The three reporting units that showed potential impairment were the Americas, Asia and Europe. As such, step two of the impairment test was initiated. The step two analysis was completed and in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2009 the Company concluded that its goodwill was impaired and recorded a $164.7 million non-cash goodwill impairment charge consisting of $74.6 million for the Americas, $73.9 million for Asia, and $16.1 million for Europe.

The estimated fair values of the Company’s reporting units were evaluated in the second quarter of fiscal year 2009 using the income approach by calculating the present value of its estimated future cash flows and the comparable transaction method. The Company determined that due to the economic conditions that the income approach was more representative of fair value. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures, and income tax cash flows. In developing an appropriate discount rate to apply in its estimated cash flow models the Company develops an estimate of its weighted average cost of capital.

In connection with the Company’s annual goodwill impairment test, the estimated fair value of the Company’s ModusLink OCS and ModusLink PTS reporting units were evaluated at July 31, 2009 using an income approach by calculating the present value of its estimated future cash flows. As a result of this testing, the Company has concluded that the goodwill attributed to these reporting units is not impaired.

Amortization of Intangible Assets:

	2009	As a % of Segment Net Revenue	2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$3,018	0.9%	$1,918	0.6%	$1,100	57.4%
Asia	1,478	0.5%	1,487	0.5%	(9)	(0.6)%
Europe	—	—	5	—	(5)	(100.0)%
Other	989	7.0%	363	7.5%	626	172.5%

Total	$5,485	0.5%	$3,773	0.4%	$1,712	45.4%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions of Modus Media, Inc., ModusLink OCS and ModusLink PTS. The $1.7 million increase in amortization expense is due to the inclusion of ModusLink OCS and ModusLink PTS for the entire fiscal year ended July 31, 2009, as compared to the third and fourth quarters of fiscal year ended July 31, 2008. These intangible assets are being amortized over lives ranging from 1 to 10 years.

Restructuring and Other, net:

	2009	As a % of Segment Net Revenue	2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$8,283	2.4%	$5,127	1.5%	$3,156	61.6%
Asia	1,964	0.6%	162	0.1%	1,802	—
Europe	8,648	2.5%	176	0.1%	8,472	—
Other	404	2.9%	—	—	404	—

Subtotal	19,299	1.9%	5,465	0.5%	13,834	253.1%
Corporate-level Activity	253	—	—	—	253	—

Total	$19,552	1.9%	$5,465	0.5%	$14,087	257.8%

During the fiscal year ended July 31, 2009, the Company recorded a net restructuring charge of approximately $19.6 million. This charge consisted of approximately $12.1 million related to the workforce reduction of approximately 500 employees, $2.5 million for severance costs related to the workforce reduction of approximately 25 employees in Angers, France and $1.2 million related to the workforce reduction of approximately 25 employees in Kildare, Ireland that were approved by management during fiscal year 2009. The charges also consist of approximately $5.8 million relating to the shutdown of facilities in El Paso, TX, Nashville, TN, Juarez, Mexico, San Jose, CA, Angers, France and Budapest, Hungary and a $0.4 million charge for the impairment of fixed assets at the location in El Paso, TX. All actions related to the fiscal year 2009 workforce reductions will be completed by July 31, 2010. These restructuring charges were partially offset by approximately $2.4 million of adjustments to reduce initial estimates of restructuring charges for certain employee-related expenses and facilities lease obligations based on changes to the underlying assumptions.

The $5.5 million charge recorded during fiscal year 2008, consisted of approximately $1.8 million relating to the workforce reduction of 130 employees resulting from the shutdown of facilities in Newark, CA, Austin, TX, and Chicago, IL. No lease obligations were incurred as a result of the shutdown of the Austin facility and the Chicago facility, as the shutdowns coincided with the expiration of the lease terms. In addition, the Company incurred a $1.2 million charge relating to the unutilized leased facility in Newark, CA and the impairment of certain assets held at that facility. The Company also recorded net adjustments of approximately $1.6 million to increase previously recorded restructuring estimates for facility lease obligations primarily based on changes to the underlying assumptions regarding the expected sublease rental income.

Interest Income/Expense:

During fiscal year ended July 31, 2009, interest income decreased by $6.6 million to $1.5 million from $8.1 million for the fiscal year ended July 31, 2008. The decrease in interest income was the result of lower average interest rates and lower average cash, cash equivalents and short-term investment balances during the current fiscal year compared to the prior fiscal year.

Interest expense totaled approximately $0.8 million and $1.5 million for the fiscal years ended July 31, 2009 and 2008, respectively. During fiscal year 2009, interest expense related primarily to the Company’s stadium obligation. During fiscal year 2008, approximately $0.6 million related to the Company’s stadium obligation and the remaining $0.9 million related to the Company’s revolving line of credit.

Other Gains (Losses), net:

During the fiscal year ended July 31, 2009, other gains (losses), net consisted of a net gain of approximately $0.8 million. During the fiscal year ended July 31, 2009, the Company recorded realized and unrealized foreign currency transaction losses of approximately $1.6 million, and $4.0 million of gains on the sale of investments in affiliates. The $4.0 million of gains was the result of a $2.6 million gain on the acquisition by a third party of all of the ownership interests held by @Ventures in Foodbuy, LLC, and $1.3 million of gains to adjust previously recorded gains on the acquisitions by third parties of The Generations Network,

Inc. (“TGN”) and Avamar Technologies, Inc. (“Avamar”) due to the satisfaction of conditions leading to the release of funds held in escrow. TGN and Avamar were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. These gains were partially offset by a $1.0 million impairment of an investment and a $0.3 million loss on disposals of assets.

During the fiscal year ended July 31, 2008, the Company recorded a net gain of approximately $16.1 million. The net gain resulted primarily from the acquisitions by third parties of @Ventures portfolio companies. During fiscal year 2008, the Company recorded a gain of approximately $12.9 million on the acquisition of TGN by a third party in December 2007. Additionally, during fiscal year 2008, gains of approximately $6.2 million were recorded to adjust previously recorded gains related to the acquisitions by third parties of Avamar, Molecular, Inc., Realm Business Solutions, Inc., and Alibris, Inc. due to satisfaction of conditions leading to the release of funds held in escrow. These companies were also @Ventures portfolio companies that were acquired by third parties in previous reporting periods. The Company also recorded a gain of $1.6 million from the sale of a minority interest in a former indirect subsidiary. The Company recognized foreign currency exchange losses of approximately $4.9 million during fiscal year 2008. These foreign exchange losses related primarily to unhedged foreign currency exposures in Asia and Europe. The Company also recorded a gain of $0.1 million from the disposal of assets.

Equity in Income (Losses) of Affiliates, net of Impairments:

Equity in income (losses) of affiliates, net of impairments, resulted from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income (losses) is included in equity income (losses) of affiliates. Equity in income (losses) of affiliates decreased to a loss of approximately $(16.6) million for the fiscal year ended July 31, 2009 from income of $0.6 million for the prior fiscal year, primarily as a result of $16.8 million of impairment charges recorded on certain investments included in the @Ventures portfolio of companies, which was partially offset by equity in income of affiliates of $0.2 million recognized by the Company as its portion of the net income (loss) of certain affiliate companies.

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

Income Tax Expense:

During the fiscal year ended July 31, 2009, the Company recorded income tax expense of approximately $10.8 million compared to income tax expense of $10.4 million for the prior fiscal year. For the fiscal year 2009, the Company had net income in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions. The increase in tax expense over the prior year is due to an increase in the Company’s foreign tax expense due to an increase in earnings and tax rates in certain foreign jurisdictions.

The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits. Income recognized in the U.S. relates to proceeds received from liquidity events of @Ventures portfolio companies. Due to the unpredictable nature of these events, the Company continues to maintain a valuation allowance in the U.S. and certain of its foreign subsidiaries against its deferred tax asset. The Company provides income tax expense related to the utilization of acquired tax attributes, federal alternative minimum tax, state taxes and foreign taxes.

Discontinued Operations:

During the fiscal year ended July 31, 2009, the Company recorded income from discontinued operations of approximately $0.1 million primarily related to changes in previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding the estimated length of time required to sublease the vacant space and the expected rent recovery rate.

For the fiscal year ended July 31, 2008, the Company recorded a loss from discontinued operations of approximately $4.2 million primarily related to changes to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding the estimated length of time required to sublease the vacant space and the expected rent recovery rate.

Results of Operations

Fiscal 2008 compared to Fiscal 2007

Net Revenue:

	2008	As a % of Total Net Revenue	2007	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$344,593	32.3%	$395,084	34.6%	$(50,491)	(12.8)%
Asia	316,115	29.6%	288,936	25.3%	27,179	9.4%
Europe	402,651	37.7%	459,006	40.1%	(56,355)	(12.3)%
Other	4,848	0.4%	—	—	4,848	100.0%

Total	$1,068,207	100.0%	$1,143,026	100.0%	$(74,819)	(6.6)%

Net revenue decreased by approximately $74.8 million for the fiscal year ended July 31, 2008 as compared to the fiscal year ended July 31, 2007. This decrease was primarily the result of lower revenue of approximately $136.3 million related to the two discontinued programs with Hewlett-Packard and Kodak, partially offset by $20.5 million of incremental revenue from the Company’s subsidiary in Japan, which was previously operated as a joint venture in which the Company had a 40% interest. ModusLink acquired full ownership of the entity in April 2007. Additionally, the decrease in revenue was offset partially from the inclusion of revenue from ModusLink OCS and ModusLink PTS of $15.7 million and new and increased volume associated with other client programs of $25.3 million.

Approximately $629.7 million of the net revenue for the fiscal year ended July 31, 2008 related to the procurement and re-sale of materials on behalf of our clients as compared to approximately $740.3 million for the fiscal year ended July 31, 2007.

The decline in Hewlett-Packard and Kodak revenues year over year affected the Americas segment by approximately $34.7 million. The remaining $11.6 million decrease in net revenue in the Americas region resulted primarily from an overall net decline in client order volumes of $26.7 million as compared to the prior fiscal year, partially offset by the inclusion of revenue from PTS of $10.9 million. Within the Asia region, the net revenue growth of approximately $27.8 million as compared to the prior fiscal year resulted primarily from the inclusion of approximately $20.5 million of incremental revenue from the Company’s subsidiary in Japan. The remaining $7.3 million increase in the Asia region resulted primarily from an increase in order volumes and new business. Within the Europe region, the $56.4 million decline in net revenue resulted primarily from approximately $101.6 million of lower revenue associated with the Hewlett-Packard and Kodak programs, partially offset by an increase in new business and order volumes from other existing customers resulting in approximately $45.2 million of higher revenue. Within the Other category, net revenue increased due to the inclusion of revenue from ModusLink OCS.

Cost of Revenue:

	2008	As a % of Segment Net Revenue	2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$315,014	91.4%	$353,824	89.6%	$(38,810)	(11.0)%
Asia	238,724	75.5%	224,555	77.7%	14,169	6.3%
Europe	374,696	93.1%	433,582	94.5%	(58,886)	(13.6)%
Other	2,195	45.3%	—	—	2,195	100.0%

Total	$930,629	87.1%	$1,011,961	88.5%	$(81,332)	(8.0)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits and contract labor, consulting, fulfillment and shipping, and applicable facilities. Cost of revenue decreased by approximately $81.3 million for the fiscal year ended July 31, 2008 as compared to the fiscal year ended July 31, 2007, which reflects the year-over-year decline in net revenue. Gross margin improved to 12.9% for the fiscal year ended July 31, 2008 as compared to 11.5% in the fiscal year ended July 31, 2007, primarily driven by a mix-shift to higher margin programs, and by a shift in revenue to the higher margin Asia region.

Within the Americas, Asia and Europe regions, gross margin for the year ended July 31, 2008 was 8.6%, 24.5% and 6.9%, respectively, as compared to 10.4%, 22.3% and 5.5%, respectively, for the fiscal year ended July 31, 2007. The 180 basis-point decline in gross margin within the Americas region reflected higher costs and lower capacity utilization associated with the shutdown of three facilities, as well as increased start-up costs related to the integration and ramp up of new clients. Within the Asia region, the 220 basis point improvement in gross margin reflected a mix-shift to a more profitable mix of business. Within the Europe region, the 140 basis-point improvement in gross margin was primarily due to a mix-shift to more profitable programs. Within the Other category the increase in cost of revenue was due to the inclusion of costs from ModusLink OCS.

Selling, General and Administrative Expenses:

	2008	As a % of Segment Net Revenue	2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$23,013	6.7%	$24,446	6.2%	$(1,433)	(5.9)%
Asia	34,824	11.0%	32,406	11.2%	2,418	7.5%
Europe	36,262	9.0%	33,619	7.3%	2,643	7.9%
Other	2,269	46.8%	—	—	2,269	100.0%

Subtotal	96,368	9.0%	90,471	7.9%	5,897	6.5%
Corporate-level Activity	17,601	—	16,365	—	1,236	7.6%

Total	$113,969	10.7%	$106,836	9.3%	$7,133	6.7%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses increased by approximately $7.1 million for the fiscal year ended July 31, 2008 as compared to the fiscal year ended July 31, 2007, primarily as a result of a $4.8 million increase in costs associated with the implementation of an ERP system; the inclusion of $0.8 million of selling, general and administrative expenses related to ModusLink OCS and ModusLink PTS which were acquired during fiscal year 2008; $1.6 million of incremental selling, general and administrative expenses at our subsidiary in Japan; and a $0.8 million increase and travel costs. These increases were partially offset by a $1.4 million decrease in telecom costs, a $2.2 million decrease in employee-related costs, a $0.6 million decrease in consulting fees and a $0.4 million decrease in sales commissions.

The $1.2 million increase in selling, general and administrative expense in the Corporate-level Activity category was primarily due to an increase in professional fees, partially offset by a decrease in employee-related costs.

Impairment of Goodwill:

	2008	As a % of Segment Net Revenue	2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$—	—	$—	—	$—	—
Asia	—	—	—	—	—	—
Europe	14,000	3.5%	—	—	14,000	—

Total	$14,000	1.3%	$—	—	$14,000	—

In accordance with SFAS No. 142 and the Company’s practice, the carrying value of the goodwill is tested for impairment annually on July 31 of each fiscal year or whenever events occur or circumstances change between annual tests indicating potential impairment. The fair value of each of our reporting units at July 31, 2008 was determined by weighting a combination of the present value of our discounted anticipated future operating cash flows and values based on market multiples implied by the purchase price paid for comparable companies. As a result of the annual testing and in connection with the preparation of our annual financial statements, a goodwill impairment charge of $14.0 million was recorded for the year ended July 31, 2008. The non-cash goodwill impairment charge was related to the Company’s European operations for which the goodwill balance had been $30.3 million. The goodwill subject to impairment was recorded upon the 2004 acquisition of Modus Media, Inc.

Amortization of Intangible Assets:

	2008	As a % of Segment Net Revenue	2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,918	0.6%	$2,126	0.5%	$(208)	(9.8)%
Asia	1,487	0.5%	2,035	0.7%	(548)	(26.9)%
Europe	5	—	660	0.1%	(655)	(99.2)%
Other	363	7.5%	—	—	363	100.0%

Total	$3,773	0.4%	$4,821	0.4%	$(1,048)	(21.7)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., ModusLink OCS and ModusLink PTS. These intangible assets are being amortized over lives ranging from 1 to 10 years.

Restructuring and Other, net:

	2008	As a % of Segment Net Revenue	2007	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$5,127	1.5%	$3,234	0.8%	$1,893	58.5%
Asia	162	0.1%	134	—	28	20.9%
Europe	176	0.1%	1,269	0.3%	(1,093)	(86.1)%

Subtotal	5,465	0.5%	4,637	0.4%	828	17.9%
Corporate-level Activity	—	—	6	—	(6)	(100.0)%

Total	$5,465	0.5%	$4,643	0.4%	$822	17.7%

During the fiscal year ended July 31, 2008 the Company recorded net restructuring charges of approximately $5.5 million. These charges consisted of approximately $1.8 million relating to a workforce reduction of approximately 130 employees resulting from the shutdown of facilities in Newark, California, Austin, Texas, and Chicago, Illinois. No restructuring charges had been incurred related to lease obligations as a result of the shutdown of the Austin and Chicago facilities, as the shutdowns coincided with the expirations of the lease terms for those facilities. In addition, the Company incurred a $1.2 million charge relating to an unutilized leased facility in Newark, California and the impairment of certain assets held at that facility for the year ended July 31, 2008, as well as $1.6 million to increase previously recorded estimates of facility lease obligations in Newark, California and Lindon, Utah primarily based on changes to underlying assumptions regarding the expected sublease rental income.

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

Interest Income/Expense:

During the fiscal year ended July 31, 2008, interest income decreased by approximately $2.3 million to approximately $8.1 million from $10.4 million from the fiscal year ended July 31, 2007. The decrease in interest income was the result of lower average interest rates during fiscal year 2008 compared to the fiscal year 2007, resulting primarily from lower prevailing market rates and the divestiture of higher rate-bearing auction rate securities (“ARS”) from the Company’s investment portfolio during the second quarter of fiscal year 2008.

Interest expense totaled approximately $1.5 million and $2.5 million for the fiscal years ended July 31, 2008 and 2007, respectively. The Company incurred interest expense related to the Company’s stadium obligation of approximately $0.6 million and $0.7 million in fiscal years 2008 and 2007, respectively. In both years, the remaining interest expense related primarily to outstanding borrowings on a revolving bank credit facility. The decline in interest expense in fiscal year 2008 compared with fiscal year 2007 is due to the revolving bank credit facility being outstanding for a shorter period in fiscal year 2008 compared with fiscal year 2007. The Company repaid the outstanding borrowings on the revolving bank credit facility in the second quarter of fiscal year 2008.

Other Gains (Losses), net:

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

Equity in Income (Losses) of Affiliates, net of Impairments:

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

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, returns generated by our venture capital investments and borrowings from lending institutions. As of July 31, 2009, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $168.8 million and $10.0 million of short-term investments. In addition, ModusLink has a revolving credit agreement (the “Loan Agreement”) with a bank syndicate. The Loan Agreement, as amended on February 27, 2009, is a $35.0 million revolving credit facility, with a scheduled maturity of January 31, 2010. Advances under the Loan Agreement may be in the form of loans or letters of credit. At July 31, 2009, the Company did not have any debt outstanding and had letters of credit for $0.1 million outstanding under the Loan Agreement. Interest on the revolving credit facility is based on the London Interbank Offered Rate “LIBOR” plus a margin of 2.50%. The Loan Agreement is secured by the assets of ModusLink and includes certain restrictive financial covenants, which include balance sheet leverage, liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, or acquire or sell assets without prior approval from the lenders. In addition, ModusLink maintains credit facilities of approximately $3.4 million and $0.9 million with Japanese and Taiwanese banks, respectively. No amounts were outstanding under these facilities at July 31, 2009. The Company’s working capital at July 31, 2009 was approximately $237.0 million.

Cash provided by operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by (used in) operating activities of continuing operations was $35.9 million and $(5.8) million for the fiscal years ended July 31, 2009 and 2008, respectively. The $41.7 million year-over-year increase in cash provided by (used in) operating activities of continuing operations for the fiscal year ended July 31, 2009 from the fiscal year ended July 31, 2008 was due to improved working capital of $44.5 million, increases in other assets and liabilities of $20.1 million, partially offset by a decrease of prepaid expenses and other current assets of $0.7 million and a decrease in refundable accrued income taxes of $2.6 million and a $19.1 million decrease of income (loss) from continuing operations as adjusted for non-cash items. During the fiscal year ended July 31, 2009, non-cash items included depreciation expense of $20.0 million, stock-based compensation of $5.1 million, amortization of intangible assets of $5.5 million, non-operating gains, net, of $0.8 million, non-cash restructuring charges of $0.4 million and $164.7 million impairment of goodwill. The $58.4 million decrease in cash provided by (used in) operating activities of continuing operations for the fiscal year ended July 31, 2008 from the fiscal year ended July 31, 2007 was due to a decrease in working capital of $46.5 million, a decrease in other assets and liabilities of $9.6 million, a decrease in prepaid expenses and other current assets of $0.3 million and a $3.1 million decrease of income (loss) from continuing operations as adjusted for non-cash items, partially offset by an increase in refundable accrued income taxes of $1.1 million. During the fiscal year ended July 31, 2008, non-cash items included depreciation expense of $17.0 million, stock-based compensation of $5.6 million, amortization of intangible assets of $3.8 million, non-operating gains, net, of $16.2 million, non-cash restructuring charges of $0.4 million and a $14.0 million impairment of goodwill. The Company believes that its cash flows related to operating activities of continuing operations are dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are also dependent on several factors including the overall performance of the technology sector and the market for outsourcing services, as discussed above in the “Overview” section.

The Company invests in emerging, innovative and promising technologies and industries through its wholly-owned subsidiary @Ventures. During the fiscal year ended July 31, 2009, approximately $9.5 million was invested by @Ventures and $18.0 million of proceeds were received from the acquisition by third parties of certain @Ventures portfolio companies.

Investing activities of continuing operations used cash of $12.6 million for the fiscal year ended July 31, 2009 and provided cash of $48.2 million for the fiscal year ended July 31, 2008. The $12.6 million of cash used in investing activities during the fiscal year ended July 31, 2009 resulted primarily from $11.1 million in capital expenditures, $10.0 million invested in short-term investments and $9.5 million of investments in affiliates. These uses of cash were partially offset by $18.0 million of proceeds from the acquisition by third parties of @Ventures portfolio companies. The $48.2 million of cash provided by investing activities during the fiscal year ended July 31, 2008 resulted primarily from $111.9 million from the redemption of short-term investments as a result of the shift in investment strategy away from auction rate securities (“ARS”) and $20.1 million of proceeds related to the acquisition by third parties of @Ventures portfolio companies. These sources of cash were partially offset by $26.1 million of capital expenditures, $4.6 million of investments in affiliates and $53.1 million of net cash used in the acquisitions of ModusLink OCS and ModusLink PTS. As of July 31, 2009, the Company had a carrying value of $12.4 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities of continuing operations used cash of $7.5 million and $60.6 million for the fiscal years ended July 31, 2009 and 2008, respectively. The $7.5 million of cash used for financing activities of continuing operations during the fiscal year ended July 31, 2009 primarily related to $7.2 million of cash used to repurchase the Company’s common stock and $0.4 million of capital lease repayments. The $60.6 million of cash used for financing activities of continuing operations during the fiscal year ended July 31, 2008 primarily related to $35.6 million of cash used to repurchase the Company’s common stock, $24.8 million of repayments on the revolving line of credit and $0.5 million of capital lease repayments. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used for discontinued operations totaled $2.3 million and $1.9 million for the fiscal years ended July 31, 2009 and 2008, respectively, primarily for ongoing lease obligations.

Given the Company’s cash resources as of July 31, 2009, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. There are no material capital expenditure requirements as of July 31, 2009. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2025. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Such leasing arrangements involve buildings and machinery and equipment as noted in Note 13 in the accompanying consolidated financial statements in Item 8 below.

ModusLink has a revolving bank credit facility of $35.0 million. As of July 31, 2009, the interest rate on the credit facility was based on the LIBOR rate plus a margin of 2.50%. At July 31, 2009, the Company did not have any debt outstanding and had letters of credit for $0.1 million outstanding under the Loan Agreement.

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

Future minimum payments, including previously recorded restructuring obligations, as of July 31, 2009 are as follows:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
	(in thousands)
Operating leases	$80,260	$26,980	$30,992	$14,263	$8,025
Capital leases	466	191	275	—	—
Stadium obligations	9,600	1,600	3,200	3,200	1,600
Long-term debt	—	—	—	—	—
Purchase obligations	47,461	47,461	—	—	—
Revolving line of credit	—	—	—	—	—

Total(1)	$137,787	$76,232	$34,467	$17,463	$9,625

(1)	These Contractual Obligations do not include any reserves for income taxes. Because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes, the Contractual Obligations and Other Commitments table does not include our reserves for income taxes. As of July 31, 2009, our reserves for income taxes totaled approximately $6.3 million.

The table above excludes obligations related to the Company’s defined benefit pension plans. See Note 17 of the accompanying consolidated financial statements for a summary of our expected contributions and benefit payments for these plans.

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $2.6 million. Capital lease obligations are net of interest of approximately $0.04 million.

Total rent and equipment lease expense charged to continuing operations was approximately $31.2 million, $30.1 million and $25.8 million for the fiscal years ended July 31, 2009, 2008 and 2007, respectively.

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

From time to time, the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries or former subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. Additionally, from time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2009, the Company had no recorded liabilities with respect to these arrangements.

In 1999, a subsidiary of the Company entered into a facility lease with a term ending in November 2006. The Company issued a guaranty in connection with this lease. The Company divested of its interest in the subsidiary in 2002. During the quarter ended October 31, 2006, the Company became aware that this lease had been amended to extend the lease term through November 2016 with cumulative base rent of approximately $16.0 million. The Company has notified the former subsidiary and its landlord that it disputes that it has any ongoing liability under this guaranty and hence has not recorded any reserves for this arrangement as of July 31, 2009.

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

Revenue Recognition

The Company’s revenue primarily comes from the sale of supply chain management services to our clients. Amounts billed to clients under these arrangements include revenues attributable to the services performed as well as for materials procured on our clients’ behalf as part of our service to them. Other sources of revenue include the sale of products and other services. Revenue is recognized for services when the services are performed and for product sales when the products are shipped assuming all other applicable revenue recognition criteria are met.

The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed or services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured in accordance with the SEC Staff Accounting Bulletin No. 104 (“SAB No. 104”). The Company’s standard sales terms are FOB shipping point, which means that risk of loss passes to the customer when it is shipped from the ModusLink location. The Company also follows the guidance of the FASB Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major client contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its clients. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to clients as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition”, with respect to certain transactions involving the sale of software products by our subsidiary ModusLink OCS. The Company also follows the guidance of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria of EITF 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the client and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” Management allocates the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a unit of accounting that has already been delivered is limited to the amount that is not contingent upon the delivery of another separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. All deliverables that do not meet the separation criteria of EITF 00-21 are combined into one unit of accounting and the appropriate revenue recognition method is applied.

Restructuring Expenses

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company records liabilities that primarily include estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations and other service contracts and also costs for leases with no future economic benefit. As of July 31, 2009, the Company’s accrued restructuring balance totaled approximately $17.1 million, of which remaining contractual obligations represented approximately $10.2 million. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate experts to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10% – 20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by approximately $1.0 million to $2.1 million.

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

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the fiscal years ended July 31, 2009, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Upon adoption of SFAS No. 123(R), the Company changed its method of valuation for stock options granted after August 1, 2005 to a binomial-lattice option-pricing model (“binomial-lattice model”) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS No. 123. The Company believes that the binomial-lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior. The Company uses third party analyses to assist in developing the assumptions used in its binomial-lattice model and the resulting fair value used to record compensation expense. The Company’s determination of fair value of stock options on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award.

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

The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” The Company’s policy is to perform its annual impairment testing for all reporting units, determined to be the Americas, Europe, Asia, ModusLink OCS and ModusLink PTS operating segments, on July 31 of each fiscal year.

The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and on projections of future operating performance. The Company typically estimates the fair value of long-lived assets using the income approach. Management uses third party valuation experts to assist in its determination of the fair value of reporting units subject to impairment testing. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in estimating our valuations of the Company’s reporting units for purposes of impairment testing differ materially from actual future results, the Company may record impairment charges in the future and our financial results may be materially adversely affected. During the second quarter of fiscal year 2009, indicators of potential impairment caused the Company to conduct an interim impairment test as of January 31, 2009. As a result of our interim impairment analysis and in connection with the preparation of our quarterly financial statements for the quarter ended January 31, 2009, the Company recorded a $164.7 million non-cash goodwill impairment charge consisting of $74.6 million for the Americas, $73.9 million for Asia and $16.1 million for Europe. See Note 8 for additional discussion regarding goodwill.

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

The Company maintains interests in several privately held companies primarily through its various venture capital funds. The Company’s venture capital investment portfolio, @Ventures, invests in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net earnings or losses of the investee are reflected in “Equity in income (losses) of affiliates, net of impairments” in the Company’s accompanying consolidated statements of operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company requests from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of approximately $16.8 million, $2.6 million, and $1.0 million for fiscal years 2009, 2008, and 2007, respectively. These impairment losses are reflected in “Equity in income (losses) of affiliates, net of impairments” in the Company’s accompanying consolidated statements of operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our approximately $12.4 million of investments in affiliates at July 31, 2009 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by approximately $1.2 million to $2.5 million.

At the time an equity method investee sells its stock to unrelated parties at a price in excess of its book value, the Company’s net investment in that affiliate increases. If at that time, the affiliate is not a newly formed, non-operating entity, or a research and development company, start-up or development stage company, and if the affiliate appears to have the ability to continue in existence, the Company records the increase as a gain in its accompanying consolidated statement of operations. During fiscal year 2009 no such gains had been recorded related to any @Ventures investments.

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2009 and 2008, a valuation allowance has been recorded against the deferred tax asset in the U.S. and certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. The Company’s federal, state and foreign net operating loss carryforwards at July 31, 2009 totaled $2.0 billion, $503.0 million and $51.0 million, respectively. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $37.0 million.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued $6.3 million for exposures.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified final Emerging Issues Task Force (“EITF) consensus on the following Issue: EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”). EITF 08-1 supersedes EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 08-1 retains the criteria from EITF 00-21 for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but removes the previous separation criterion under EITF 00-21 that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. EITF 08-1 is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating EITF 08-1 and the impact, if any, that it may have on its results of operations or financial position.

In July 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS No. 168 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of SFAS No. 168 August 1, 2009. The adoption of SFAS No. 168 did not have any impact on the results of operations or financial position.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the provisions of SFAS No. 165 as of July 31, 2009. The adoption of SFAS No. 165 did not have any impact on the results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments in interim reporting periods, as well as in annual financial statements. The effective date for FSP No. FAS 107-1 and APB 28-1 is June 15, 2009 and accordingly the Company has adopted the provisions of this FSP as of July 31, 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 did not have any impact on the results of operations or financial position.

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

On August 1, 2008, we adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the disclosure requirements related to fair value measurements. As previously stated, SFAS No. 157 became effective for the Company August 1, 2008, with the exception of the fair value measurement requirements for nonfinancial assets and liabilities which became effective August 1, 2009. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 3 in Item 8.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for the Company beginning August 1, 2009. The adoption of FSP FAS 142-3 did not have any impact on the results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 became effective for the Company August 1, 2009. The adoption of SFAS No. 161 did not have any impact on the results of operations or financial position as the Company does not currently have any derivative instruments or hedging activities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires acquiring entities in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) became effective for the Company August 1, 2009 and will be applied to any future acquisitions.

In December 2007, the FASB issued, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 became effective for the Company August 1, 2009. The adoption of SFAS No. 160 did not have any impact on the results of operations or financial position because the Company does not have any noncontrolling interests.

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

Interest Rate Risk

At July 31, 2009, the Company had no outstanding borrowings under its Loan Agreement with a bank syndicate and the Company did not have any open derivative positions with respect to its borrowing arrangements.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy and include corporate and state municipal obligations such as commercial paper, certificates of deposit and institutional market funds.

Our exposure to market risk for changes in interest rates relates primarily to our investment in short-term investments. Previously, we had available-for-sale securities, a significant portion of which were classified as short-term investments on our consolidated balance sheet. These short-term investments consisted solely of auction rate securities. The Company divested all investments in auction rate securities during the second quarter of fiscal year 2008. At July 31, 2009, the $10.0 million of short-term investments consisted of a $10.0 million six month certificate of deposit. Our short-term investments are intended to establish a high quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to greater exposure from significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments, on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of July 31, 2009, the Company did not have any derivative financial instruments.

Revenues from our foreign operating segments accounted for approximately 65% of total revenues during the fiscal year ended July 31, 2009. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a majority of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the fiscal year ended July 31, 2009, we recorded foreign currency translation losses of approximately $4.2 million, which are recorded within accumulated other comprehensive income in Stockholders’ Equity in our condensed consolidated balance sheet. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the fiscal year ended July 31, 2009, we recorded foreign currency transaction losses of approximately $1.6 million which are recorded in “Other gains, net” in our consolidated statement of operations.

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

ITEM 8.— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ModusLink Global Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of ModusLink Global Solutions, Inc. and subsidiaries as of July 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ModusLink Global Solutions, Inc. and subsidiaries as of July 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ModusLink Global Solutions, Inc.’s internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 14, 2009 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

October 14, 2009

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$168,767	$160,585
Available-for-sale securities	440	1,517
Short-term investments	10,000	—
Accounts receivable, trade, net of allowance for doubtful accounts of $3,767 and $2,358 at July 31, 2009 and 2008, respectively	171,090	213,096
Inventories, net	63,023	85,897
Prepaid expenses and other current assets	12,773	12,820

Total current assets	426,093	473,915

Property and equipment, net	61,178	74,889
Investments in affiliates	12,369	34,558
Goodwill	25,708	190,012
Other intangible assets, net	23,120	29,292
Other assets	7,353	7,894

	$555,821	$810,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	152	349
Accounts payable	122,125	168,190
Current portion of accrued restructuring	15,098	6,297
Accrued income taxes	1,803	1,027
Accrued expenses	42,277	52,817
Other current liabilities	5,793	3,653
Current liabilities of discontinued operations	1,866	2,840

Total current liabilities	189,114	235,173

Long-term portion of accrued restructuring	2,014	3,871
Obligations under capital leases, less current installments	194	55
Other long-term liabilities	16,490	21,648
Non-current liabilities of discontinued operations	2,411	3,839
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding as of July 31, 2009 and July 31, 2008	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 45,652,078 issued and 45,086,746 outstanding shares at July 31, 2009; 49,061,660 issued and 46,077,806 outstanding shares at July 31, 2008	457	491
Additional paid-in capital	7,437,877	7,471,230
Treasury stock, at cost, 565,332 and 2,983,854 shares at July 31, 2009 and July 31, 2008, respectively	(3,813)	(35,268)
Accumulated deficit	(7,103,228)	(6,909,776)
Accumulated other comprehensive income	14,305	19,297

Total stockholders’ equity	345,598	545,974

	$555,821	$810,560

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended July 31,
	2009	2008	2007
Net revenue	$1,008,554	$1,068,207	$1,143,026
Cost of revenue	886,119	930,629	1,011,961

Gross profit	122,435	137,578	131,065

Operating expenses:
Selling, general and administrative	100,409	113,969	106,836
Amortization of intangible assets	5,485	3,773	4,821
Impairment of goodwill	164,682	14,000	—
Restructuring and other, net	19,552	5,465	4,643

Total operating expenses	290,128	137,207	116,300

Operating income (loss)	(167,693)	371	14,765

Other income (expense):
Interest income	1,493	8,097	10,437
Interest expense	(802)	(1,502)	(2,532)
Other gains (losses), net	820	16,149	31,874
Equity in income (losses) of affiliates, net of impairments	(16,565)	589	1,726

	(15,054)	23,333	41,505

Income (loss) from continuing operations before income taxes	(182,747)	23,704	56,270
Income tax expense	10,831	10,425	7,135

Income (loss) from continuing operations	(193,578)	13,279	49,135
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	126	(4,151)	276

Net income (loss)	$(193,452)	$9,128	$49,411

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(4.26)	$0.28	$1.00
Income (loss) from discontinued operations	—	(0.09)	0.01

Net income (loss)	$(4.26)	$0.19	$1.01

Shares used in computing basic earnings per share	45,372	47,747	48,455

Shares used in computing diluted earnings per share	45,372	47,901	48,833

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Number of Shares	Common stock	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Balance at July 31, 2006	48,648,351	$488	$—	$7,459,453	$6,289	$(6,968,315)	$497,915

Comprehensive income, net of taxes:
Net income	—	—	—	—	—	49,411	49,411
Other comprehensive income:
Net unrealized holding loss arising during the period	—	—	—	—	(1,595)	—	(1,595)
Foreign currency translation adjustment arising during the period	—	—	—	—	2,674	—	2,674
Impact of adoption of SFAS No. 158	—	—	—	—	403	—	403

Total comprehensive income	—	—	—	—	—	—	50,893

Issuance of common stock pursuant to employee stock purchase plans and stock options	110,523	1	—	1,063	—	—	1,064
Nonvested Stock Grants	132,469	1	—	1,614	—	—	1,615
Stock based compensation expense	—	—	—	3,582	—	—	3,582

Balance at July 31, 2007	48,891,343	$490	$—	$7,465,712	$7,771	$(6,918,904)	$555,069

Comprehensive income, net of taxes:
Net income	—	—	—	—	—	9,128	9,128
Other comprehensive income:
Net unrealized holding gain arising during the period	—	—	—	—	423	—	423
Minimum pension liability	—	—	—	—	1,620	—	1,620
Foreign currency translation adjustment arising during the period	—	—	—	—	9,483	—	9,483

Total comprehensive income	—	—	—	—	—	—	20,654

Issuance of common stock pursuant to employee stock purchase plans and stock options	33,600	1	—	283	—	—	284
Nonvested Stock Grants	168,168	—	—	1,922	—	—	1,922
Nonvested stock forfeitures	(31,451)	—	—	(364)	—	—	(364)
Stock based compensation expense	—	—	—	3,677	—	—	3,677
Repurchase of common stock	—	—	(35,268)	—	—	—	(35,268)

Balance at July 31, 2008	49,061,660	$491	$(35,268)	$7,471,230	$19,297	$(6,909,776)	$545,974

Comprehensive income (loss), net of taxes:
Net income (loss)	—	—	—	—	—	(193,452)	(193,452)
Other comprehensive income (loss):
Net unrealized holding loss arising during the period	—	—	—	—	(1,207)	—	(1,207)
Minimum pension liability	—	—	—	—	414	—	414
Foreign currency translation adjustment arising during the period	—	—	—	—	(4,199)	—	(4,199)

Total comprehensive income (loss)	—	—	—	—	—	—	(198,444)

Issuance of common stock pursuant to employee stock purchase plans and stock options	37,593	—	—	175	—	—	175
Nonvested Stock Grants	96,268	1	—	2,148	—	—	2,149
Nonvested stock forfeitures	(81,738)	(1)	—	(334)	—	—	(335)
Stock based compensation expense	—	—	—	2,891	—	—	2,891
Repurchase of common stock (1,043,183 shares)	—	—	(6,812)	—	—	—	(6,812)
Retirement of treasury stock	(3,461,705)	(34)	38,267	(38,233)	—	—	—

Balance at July 31, 2009	45,652,078	$457	$(3,813)	$7,437,877	$14,305	$(7,103,228)	$345,598

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended July 31,
	2009	2008	2007
Cash flows from operating activities of continuing operations:
Net income (loss)	$(193,452)	$9,128	$49,411
Income (loss) from discontinued operations	126	(4,151)	276

Income (loss) from continuing operations	(193,578)	13,279	49,135
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations, net of effect of acquired businesses:
Depreciation	20,012	17,008	15,028
Impairment of goodwill	164,682	14,000	—
Amortization of intangible assets	5,485	3,773	4,821
Stock-based compensation	5,103	5,599	5,184
Other losses (gains), net	(820)	(16,149)	(31,874)
Equity in losses (income) of affiliates	16,565	(589)	(1,726)
Non-cash restructuring charges	389	428	(138)
Changes in operating assets and liabilities, excluding effects from acquisition:
Trade accounts receivable, net	33,138	(2,785)	1,954
Inventories	18,737	(13,812)	20,962
Prepaid expenses and other current assets	(390)	346	659
Accounts payable, accrued restructuring and accrued expenses	(38,327)	(14,356)	(7,350)
Refundable and accrued income taxes, net	(168)	2,470	1,348
Other assets and liabilities	5,115	(15,004)	(5,376)

Net cash provided by (used in) operating activities of continuing operations	35,943	(5,792)	52,627

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(11,060)	(26,057)	(23,962)
Redemption (purchase) of short-term investments	(10,000)	111,850	(1,317,800)
Maturities of short-term investments	—	—	1,300,400
Investments in affiliates	(9,533)	(4,613)	(11,178)
Proceeds from the sale of equity investments in affiliates	18,008	20,060	35,008
Business acquisitions, net of cash acquired	—	(53,048)	(2,165)

Net cash provided by (used in) investing activities of continuing operations	(12,585)	48,192	(19,697)

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(369)	(469)	(385)
Repayments on revolving line of credit	—	(24,786)	—
Proceeds from issuance of common stock	113	284	1,064
Repurchase of common stock	(7,137)	(35,613)	—

Net cash provided by (used in) financing activities of continuing operations	(7,393)	(60,584)	679

Cash flows from discontinued operations:
Operating cash flows	(2,276)	(1,860)	272

Net cash provided by (used in) discontinued operations	(2,276)	(1,860)	272

Net effect of exchange rate changes on cash and cash equivalents	(5,507)	11,148	3,872
Net increase (decrease) in cash and cash equivalents	8,182	(8,896)	37,753
Cash and cash equivalents at beginning of year	160,585	169,481	131,728

Cash and cash equivalents at end of year	$168,767	$160,585	$169,481

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

ModusLink Global Solutions, Inc. (“ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”), ModusLink Open Channel Solutions, Inc. (“ModusLink OCS”) and ModusLink PTS, Inc., (“ModusLink PTS”) is a leader in global supply chain business process management serving technology-based clients in the computing, software, consumer electronics, storage and communications markets. The Company designs and executes critical elements in our clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of innovative service solutions, integrated operations, proven business processes, an expansive global footprint and world-class technology.

On March 18, 2008, ModusLink Global Solutions acquired ModusLink OCS for approximately $13.7 million in cash. ModusLink OCS provides solutions that manage entitlements for software licenses, maintenance and support subscriptions, hardware features and rights-managed content. On May 2, 2008, the Company acquired ModusLink PTS for approximately $45.8 million in cash. ModusLink PTS provides consumer-electronics service repair and reverse logistics services.

The Company had fiscal 2009 revenue of approximately $1.0 billion. As of July 31, 2009, the Company has an integrated network of strategically located facilities in various countries, including numerous sites throughout North America, Europe and Asia. The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986. ModusLink Global Solutions’ address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the results of its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company accounts for investments in businesses in which it owns between 20% and 50% of the voting interest using the equity method, if the Company has the ability to exercise significant influence over the investee company. All other investments for which the Company does not have the ability to exercise significant influence or for which there is not a readily determinable market value, are accounted for under the cost method of accounting.

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

Revenue Recognition

The Company’s revenue primarily comes from the sale of supply chain management services to our clients. Amounts billed to clients under these arrangements include revenues attributable to the services performed as well as for materials procured on our clients’ behalf as part of our service to them. Other sources of revenue include the sale of products and other services. Revenue is recognized for services when the services are performed and for product sales when the products are shipped assuming all other applicable revenue recognition criteria are met.

The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed or services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured in accordance with the SEC Staff Accounting Bulletin No. 104 (“SAB No. 104”). The Company’s standard sales terms are FOB

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shipping point, which means that risk of loss passes to the customer when it is shipped from the ModusLink location. The Company also follows the guidance of the FASB Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major client contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its clients. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to clients as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition”, with respect to certain transactions involving the sale of software products by our subsidiary ModusLink OCS.

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

Foreign Currency Translation

All assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at the rates in effect at the balance sheet date. All amounts in the accompanying statement of operations are translated using the average exchange rates in effect during the year. Resulting translation adjustments are reflected in the accumulated other comprehensive income (loss) component of stockholders’ equity. Settlement of receivables and payables in a foreign currency that is not the Company’s functional currency result in foreign currency transaction gains and losses. Foreign currency transaction gains and losses are included in “Other gains and (losses), net” in the Consolidated Statement of Operations.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company maintains interests in several privately held companies primarily through its various venture capital funds. The Company’s venture capital investment portfolio, @Ventures, invests in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net earnings or losses of the investee are reflected in “Equity in income (losses) of affiliates, net of impairments” in the Company’s accompanying consolidated statements of operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company obtains from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the timeliness and completeness of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of approximately $16.8 million, $2.6 million, and $1.0 million for the fiscal years ended 2009, 2008, and 2007, respectively. These impairment losses are reflected in “Equity in income (losses) of affiliates, net of impairments” in the Company’s accompanying consolidated statements of operations.

At the time an equity method investee sells its stock to unrelated parties at a price in excess of its book value, the Company’s net investment in that affiliate increases. If, at that time the affiliate is not a newly formed, non-operating entity, or a research and development company, start-up or development stage company, and the affiliate appears to have the ability to continue in existence, the Company records the increase as a gain in its accompanying consolidated statement of operations.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined by both the moving average and the first-in, first-out (“FIFO”) methods. Materials that the Company typically procures on behalf of its clients that are included in inventory include ancillary materials such as consumer packaging, shipping boxes and labels, and power cords and cables for client-owned electronic devices.

Inventories consisted of the following:

	July 31,
	2009	2008
	(in thousands)
Raw materials	$42,349	$59,459
Work-in-process	5,482	3,756
Finished goods	15,192	22,682

	$63,023	$85,897

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” The Company’s policy is to perform its annual impairment testing for all reporting units, determined to be the Americas, Europe, Asia, ModusLink OCS and ModusLink PTS operating segments, on July 31 of each fiscal year.

The Company’s valuation methodology for assessing impairment of long-lived assets, goodwill and other intangible assets requires management to make judgments and assumptions based on historical experience and on projections of future operating performance. Management uses third party valuation experts to assist in its determination of the fair value of reporting units subject to impairment testing. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in estimating our valuations of the Company’s reporting units for purposes of impairment testing differ materially from actual future results, the Company may record impairment charges in the future and our financial results may be materially adversely affected. During the second quarter of fiscal year 2009, indicators of potential impairment caused the Company to conduct an interim impairment test as of January 31, 2009. As a result of our interim impairment analysis and in connection with the preparation of our quarterly financial statements for the quarter ended January 31, 2009, the Company recorded a $164.7 million non-cash goodwill impairment charge consisting of $74.6 million for the Americas, $73.9 million for Asia and $16.1 million for Europe. See Note 8 for additional discussion regarding goodwill.

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

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2009 and 2008, respectively, a valuation allowance has been recorded against the gross deferred tax asset in the U.S. and certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves when necessary. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued for exposures.

On August 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”, as amended by FASB Staff Position No. 48-1 (“FSP-FIN 48-1”), “Definition of Settlement FASB Interpretation 48”. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 16, “Income Taxes,” for additional information.

Treasury Stock

Treasury stock is accounted for under the cost method and is included as a deduction from equity in the Stockholders’ Equity section of the Consolidated Balance Sheets.

Earnings (Loss) Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. The dilutive effects of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive.

Approximately 2.4 million common stock equivalent shares have not been included in the diluted per share calculation for the year ended July 31, 2009, as the Company has recorded a net loss for the year ended July 31, 2009. Approximately 1.8 million and 0.7 million common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share for the years ended July 31, 2008 and 2007, respectively, as their inclusion would have been antidilutive.

Stock-Based Compensation Plans

The Company recognizes stock-based compensation in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values.

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the fiscal

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years ended July 31, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to July 31, 2005 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Major Clients and Concentration of Credit Risk

Sales to three clients, Hewlett-Packard, Advanced Micro Devices and SanDisk Corporation accounted for approximately 27%, 10%, and 11%, respectively, of the Company’s consolidated net revenue for the fiscal year ended July 31, 2009. Sales to three clients, Hewlett-Packard, Advanced Micro Devices and SanDisk Corporation accounted for approximately 24%, 11% and 10%, respectively, of the Company’s consolidated net revenue for the fiscal year ended July 31, 2008. Sales to two clients, Hewlett-Packard and Advanced Micro Devices, accounted for approximately 31% and 11%, respectively of the Company’s consolidated net revenue for the fiscal year ended July 31, 2007. To manage risk, the Company performs ongoing credit evaluations of its clients’ financial condition. The Company generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectibility of accounts receivable.

Financial instruments, which potentially subject the Company to concentrations of credit risk are cash, cash equivalents, available-for-sale securities, short-term investments and accounts receivable. The Company’s cash equivalent and short-term investment portfolio is diversified and consists primarily of short-term investment grade securities placed with high credit quality financial institutions.

Derivative Instruments and Hedging Activities

The Company periodically enters into forward foreign currency exchange rate contracts to manage exposures to certain foreign currencies. The fair value of the Company’s foreign currency exchange rate contracts is estimated based on the foreign currency exchange rates as of July 31, 2009. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes.

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

Subsequent Events

For the fiscal year ended July 31, 2009, the Company has evaluated subsequent events for potential recognition and disclosure through October 14, 2009, the date of financial statement issuance.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified final Emerging Issues Task Force (“EITF) consensus on the following Issue: EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”). EITF 08-1 supersedes EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 08-1 retains

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the criteria from EITF 00-21 for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but removes the previous separation criterion under EITF 00-21 that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. EITF 08-1 is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating EITF 08-1 and the impact, if any, that it may have on its results of operations or financial position.

In July 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS No. 168 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of SFAS No. 168 on August 1, 2009. The adoption of SFAS No. 168 did not have any impact on the results of operations or financial position.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the provisions of SFAS No. 165 as of July 31, 2009. The adoption of SFAS No. 165 did not have any impact on the results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments in interim reporting periods, as well as in annual financial statements. The effective date for FSP No. FAS 107-1 and APB 28-1 is June 15, 2009 and accordingly the Company has adopted the provisions of this FSP as of July 31, 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 did not have any impact our the results of operations or financial position.

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

On August 1, 2008, we adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the disclosure requirements related to fair value measurements. As previously stated, SFAS No. 157 became effective for the Company August 1, 2008, with the exception of the fair value measurement requirements for nonfinancial assets and liabilities which became effective August 1, 2009. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 3.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for the Company beginning August 1, 2009. The adoption of FSP FAS 142-3 did not have any impact on the results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of the

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 became effective for the Company August 1, 2009. The adoption of SFAS No. 161 did not have any impact on the results of operations or financial position as the Company does not currently have any derivative instruments or hedging activities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires acquiring entities in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) became effective for the Company August 1, 2009 and will be applied to any future acquisitions.

In December 2007, the FASB issued, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 became effective for the Company August 1, 2009. The adoption of SFAS No. 160 did not have any impact on the results of operations or financial position because the Company does not have any noncontrolling interests.

(3)	FAIR VALUE MEASUREMENTS

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

The following table shows the assets carried at fair value measured on a recurring basis at July 31, 2009, classified in one of the three classifications described above:

	Fair Value Measurements at July 31, 2009 Using:
	Total Carrying Value at July 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(in thousands)
Available-for-sale securities	$440	$440	$—	$—

The Company’s available-for-sale securities are comprised of equity investments and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	July 31,
	2009	2008	2007
	(in thousands)
Cash paid for interest	$116	$1,432	$2,346
Cash paid for income taxes	$9,898	$10,046	$4,621

Non-cash financing activities during fiscal 2009, 2008 and 2007 included the issuance of approximately 0.1 million, 0.2 million and 0.1 million shares of nonvested ModusLink Global Solutions common stock, respectively, valued at approximately $0.8 million, $2.2 million and $2.4 million, respectively, to certain executives of the Company.

(5)	SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance, the Company has three reportable operating segments, Americas, Asia, and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment. In addition to its three reportable operating segments, the Company reports an All other category. The All other category represents activity of the Company’s ModusLink OCS operating segment. The Company also reports a Corporate-level activity category consisting primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s subsidiary companies, and administration costs related to the Company’s venture capital investing. The All other category’s balance sheet information includes ModusLink OCS. The Corporate-level activity category includes cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating business segments.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information of the Company’s continuing operations by operating segment and the All other and Corporate-level activity categories is as follows:

	Years Ended July 31,
	2009	2008	2007
	(in thousands)
Net revenue:
Americas	$344,219	$344,593	$395,084
Asia	304,504	316,115	288,936
Europe	345,688	402,651	459,006
All other	14,143	4,848	—

Total Net revenue	$1,008,554	$1,068,207	$1,143,026

Operating income (loss):
Americas	$(96,514)	$(817)	$11,455
Asia	(32,018)	41,068	29,808
Europe	(26,077)	(22,300)	(10,126)
All other	1,015	21	—

Total Segment operating income (loss)	(153,594)	17,972	31,137
Corporate-level activity	(14,099)	(17,601)	(16,372)

Total Operating income (loss)	$(167,693)	$371	$14,765

Adjusted operating income:
Americas	$(3,031)	$12,186	$22,249
Asia	51,847	49,307	38,234
Europe	6,548	(1,394)	(2,572)
All other	2,636	419	—

Total Segment Adjusted operating income	58,000	60,518	57,911
Corporate-level activity	(10,858)	(14,302)	(13,470)

Total Adjusted operating income	$47,142	$46,216	$44,441

Adjusted operating income	$47,142	$46,216	$44,441
Adjustments:
Depreciation	(20,013)	(17,008)	(15,028)
Amortization of intangible assets	(5,485)	(3,773)	(4,821)
Impairment of goodwill	(164,682)	(14,000)	—
Stock-based compensation	(5,103)	(5,599)	(5,184)
Restructuring and other, net	(19,552)	(5,465)	(4,643)

Operating income (loss)	$(167,693)	$371	$14,765
Other income (expense), net	(15,054)	23,333	41,505
Income tax expense	(10,831)	(10,425)	(7,135)
Income (loss) from discontinued operations	126	(4,151)	276

Net income (loss)	$(193,452)	$9,128	$49,411

	July 31,
	2009	2008
	(in thousands)
Total assets of continuing operations:
Americas	$180,788	$273,393
Asia	187,836	242,416
Europe	118,338	188,751
All other	24,429	23,039

Sub-total	511,391	727,599
Corporate-level activity	44,430	82,961

	$555,821	$810,560

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 31, 2009, approximately 72%, 13% and 15% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2008 approximately 59%, 29% and 12% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. Approximately $10.1 million, $7.9 million, $6.5 million, and $4.0 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands and China, respectively.

The Company generated revenue of approximately $197.9 million and $160.7 million in China and the Netherlands, respectively, from external customers during the fiscal year ended July 31, 2009. The Company generated revenue of approximately $205.4 million and $174.4 million in China and the Netherlands, respectively, from external customers during the fiscal year ended July 31, 2008.

(6)	DISCONTINUED OPERATIONS AND DIVESTITURES

The Company recorded income (loss) from discontinued operations of approximately $0.1 million, $(4.2) million and $0.3 million, respectively, for the fiscal years ended July 31, 2009, 2008 and 2007, primarily related to adjustments to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding rental income.

Summarized financial information for the discontinued operations of the Company are as follows:

	Years Ended July 31,
	2009	2008	2007
	(in thousands)
Results of operations:
Net revenues	$—	$—	$—
Total expenses	126	(4,151)	276

Income (loss) from discontinued operations	$126	$(4,151)	$276

	July 31,
	2009	2008
	(in thousands)
Financial position:
Current assets	$—	$—
Current liabilities	(1,866)	(2,840)
Non-current liabilities	(2,411)	(3,839)

Net liabilities of discontinued operations	$(4,277)	$(6,679)

(7)	PROPERTY AND EQUIPMENT

Property and equipment at cost, consists of the following:

	July 31,
	2009	2008
	(in thousands)
Buildings	$20,637	$23,125
Machinery and equipment	22,393	29,380
Leasehold improvements	17,226	14,472
Software	36,013	35,141
Other	8,236	10,660

	$104,505	$112,778
Less: Accumulated depreciation and amortization	(43,327)	(37,889)

Net property and equipment, at cost	$61,178	$74,889

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets under capital leases which are included in the amounts above are summarized as follows:

	July 31,
	2009	2008
	(in thousands)
Buildings	$4,053	$4,475
Machinery and equipment	459	348
Other	46	46
Less: Accumulated amortization	(4,278)	(4,481)

	$280	$388

The Company recorded depreciation expense of approximately $20.0 million, $17.0 million and $15.0 million for the fiscal years ended July 31, 2009, 2008 and 2007, respectively. Depreciation expense within the Americas, Europe and Asia regions was approximately $8.4 million, $6.7 million and $4.8 million, respectively, for fiscal year 2009, $4.8 million, $6.5 million and $5.7 million, respectively, for fiscal 2008, and $4.2 million, $5.3 million and $5.5 million, respectively, for fiscal 2007. Amortization of assets recorded under capital leases is included in the depreciation expense amounts.

(8)	GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company conducts its annual goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. For goodwill testing purposes the Company has five reporting units, the Americas, Asia, Europe, ModusLink OCS and ModusLink PTS.

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

Historically, the Company considered three methods of estimating fair value of each of the reporting units. These included the income approach, the company guideline method and the comparable transaction method. In the second quarter of fiscal year 2009, the Company determined that due to the economic conditions that the income approach was more representative of fair value.

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

The remaining goodwill of $25.7 million as of July 31, 2009 relates to the Company’s ModusLink OCS and ModusLink PTS reporting units. The Company conducted its annual impairment test on July 31, 2009 for the ModusLink OCS and ModusLink PTS

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting units. The Company completed step one of the annual impairment analysis and concluded that as of July 31, 2009, the goodwill related to the ModusLink OCS and ModusLink PTS reporting units was not impaired. Consistent with the impairment analysis performed during the second quarter of fiscal year 2009, the Company used the income approach in estimating the fair value of the reporting units. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods.

During the fourth quarter of fiscal year 2008, the Company completed its annual impairment analysis of goodwill in accordance with SFAS No. 142. As a result of the impairment analysis, the Company recorded a goodwill impairment charge of $14.0 million related to the Europe reporting unit.

The estimated fair value of the Europe reporting unit was evaluated in the fourth quarter of fiscal year 2008 by weighting a combination of the present value of our anticipated future operating cash flows and values based on market multiples implied by the purchase price paid for comparable companies. As a result of the evaluation, the Company determined that the book value of the Europe operating segment was in excess of its estimated fair value and accordingly recorded the impairment charge. The goodwill subject to impairment was recorded upon the 2004 acquisition of Modus Media, Inc.

During the fiscal year ended July 31, 2008, approximately $25.3 million of goodwill was recognized in the Americas region as a result of ModusLink Global Solutions’ acquisition of ModusLink OCS and ModusLink PTS. Additionally, the total of the purchase accounting adjustments recorded during the year ended July 31, 2009 and 2008 were approximately $0.4 million and $0.4 million, respectively. Adjustments of $(0.3) million and $0.7 million were recorded related to the finalization of the purchase price allocation related to the acquisitions of ModusLink OCS and ModusLink PTS, respectively. A net adjustment of $0.4 million was recorded related to tax contingencies from tax audits in a foreign jurisdiction and adjustments to pre-acquisition deferred tax attributes during fiscal year 2008. The purchase price of the assets acquired and the liabilities assumed in a business combination are subject to an allocation period in accordance with SFAS No. 141, “Business Combinations.” In connection with the acquisition of Modus Media, Inc. in August 2004, ModusLink OCS in March 2008 and PTS in May 2008, the allocation period for all adjustments other than those related to tax carryforwards and contingencies expired in October 2005, March 2009 and May 2009, respectively, while the allocation period for certain tax adjustments and contingencies remained open in accordance with SFAS No. 109, “Accounting for Income Taxes” until the Company adopted FIN 48.

The changes in the carrying amount of goodwill allocated to the Company’s operating segments are as follows:

	Americas	Asia	Europe	All Other	Consolidated Total
	(in thousands)
Balance as of July 31, 2007	$74,906	$73,105	$30,265	$—	$178,276

Purchase price adjustments from acquisition of Modus	(279)	843	(157)	—	407
Goodwill from the acquisition of ModusLink OCS	—	—	—	6,179	6,179
Goodwill from the acquisition of ModusLink PTS	19,150	—	—	—	19,150
Impairment charge	—	—	(14,000)	—	(14,000)

Balance as of July 31, 2008	$93,777	$73,948	$16,108	$6,179	$190,012

Purchase price adjustments from the acquisition of ModusLink OCS	—	—	—	(322)	(322)
Purchase price adjustments from the acquisition of ModusLink PTS	700	—	—	—	700
Impairment charge	(74,626)	(73,948)	(16,108)	—	(164,682)

Balance as of July 31, 2009	$19,851	$—	$—	$5,857	$25,708

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of intangible assets are as follows (in thousands):

	July 31, 2009				July 31, 2008
	Gross Carrying Amount	Accumulated amortization	Net Book Value	Weighted average amortization period	Gross Carrying Amount	Accumulated amortization	Net Book Value	Weighted average amortization period
Client Relationships	$34,469	$16,892	$17,577	7 to 10 years	$35,156	$12,292	$22,864	7 to 10 years
Developed Technology	8,592	4,372	4,220	3 to 8 years	8,592	3,700	4,892	3 to 8 years
Trade Names	3,705	2,442	1,263	3 to 8 years	3,705	2,246	1,459	3 to 8 years
Non-competes	483	423	60	1 to 5 years	483	406	77	1 to 5 years

Total	$47,249	$24,129	$23,120		$47,936	$18,644	$29,292

Amortization expense for intangible assets for the years ended July 31, 2009, 2008 and 2007 totaled approximately $5.5 million, $3.8 million and $4.8 million, respectively.

Estimated annual amortization expense for intangible assets for the next five years ending July 31, is as follows:

Fiscal Year	Amount
(in thousands)
2010	$5,485
2011	$5,485
2012	$2,556
2013	$2,553
2014	$2,537

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)	RESTRUCTURING

The Company’s restructuring initiatives during the fiscal years ended July 31, 2009, 2008 and 2007 involved strategic decisions to right-size the Company and reduce costs. Restructuring charges consisted primarily of contractual obligations related to facilities and equipment, and employee severance charges as a result of workforce reductions. The Company records charges related to operating leases with no future economic benefit to the Company as a result of the abandonment of facilities.

The following tables summarize the activity in the restructuring accrual for the fiscal years ended July 31, 2009, 2008 and 2007:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2006	$1,521	$10,678	$—	$12,199

Restructuring charges	1,386	3,078	236	4,700
Restructuring adjustments	—	101	(158)	(57)
Cash (paid) received	(1,886)	(4,540)	83	(6,343)
Non-cash adjustments	140	—	(161)	(21)

Accrued restructuring balance at July 31, 2007	$1,161	$9,317	$—	$10,478

Restructuring charges	2,465	1,325	406	4,196
Restructuring adjustments	(438)	1,752	(45)	1,269
Cash (paid) received	(1,346)	(3,908)	110	(5,144)
Non-cash adjustments	6	(166)	(471)	(631)

Accrued restructuring balance at July 31, 2008	$1,848	$8,320	$—	$10,168

Restructuring charges	16,292	5,291	389	21,972
Restructuring adjustments	(2,858)	438	—	(2,420)
Cash paid	(8,378)	(3,550)	—	(11,928)
Non-cash adjustments	(62)	(229)	(389)	(680)

Accrued restructuring balance at July 31, 2009	$6,842	$10,270	$—	$17,112

It is expected that the payments of employee-related charges will be substantially completed by July 31, 2010. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the current and previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by March 2014.

The net restructuring charges for the fiscal years ended July 31, 2009, 2008 and 2007 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	July 31,
	2009	2008	2007
	(in thousands)
Cost of revenue	$14,431	$3,958	$1,081
Selling, general and administrative	5,121	1,507	3,562

	$19,552	$5,465	$4,643

During the fiscal year ended July 31, 2009, the Company recorded a net restructuring charge of approximately $19.6 million. This charge consisted of approximately $12.1 million related to the workforce reduction of approximately 500 employees. The charge also consisted of approximately $2.5 million for severance costs related to the workforce reduction of approximately 25 employees in Angers, France and $1.2 million related to the workforce reduction of approximately 25 employees in Kildare, Ireland. The charges also consists of approximately $5.8 million relating to the shutdown of facilities in El Paso, TX, Juarez, Mexico, Nashville, TN, San Jose, CA, Angers, France, and Budapest Hungary and a $0.4 million charge of the impairment of fixed assets at the location in El Paso, TX. All actions related to the fiscal year 2009 workforce reductions will be completed by July 31, 2010. These restructuring charges were partially offset by approximately $2.4 million in reductions to initial estimates for recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal year ended July 31, 2008, the Company recorded a net restructuring charge of approximately $5.5 million. These net charges consisted of approximately $1.8 million for severance costs relating to the shutdown of facilities in Newark, California, Austin, Texas and Chicago, Illinois and the corresponding reduction in the workforce at each location. The workforces at the Newark, Austin and Chicago facilities were reduced by approximately 39, 79 and 12 employees, respectively, during the year ended July 31, 2008. No restructuring charges were incurred related to lease obligations as a result of the shut down of the Austin and Chicago facilities, as the shut downs coincided with the expirations of the lease terms. In addition, the Company incurred a $1.2 million charge relating to the unutilized leased facility in Newark, California and the impairment of certain assets held at that facility for the year ended July 31, 2008, as well as $1.6 million to increase previously recorded estimates of facility lease obligations in Newark, California and Lindon, Utah primarily based on changes to underlying assumptions regarding the expected sublease rental income.

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

The following tables summarize the restructuring accrual by operating segment, the all other category and the corporate-level activity category for the fiscal years ended July 31, 2009, 2008, and 2007:

	Americas	Asia	Europe	All Other	Corporate-level Activity	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2006	$5,863	$52	$6,037	$—	$247	$12,199

Restructuring charges	3,161	313	1,223	—	3	4,700
Restructuring adjustments	73	(179)	46	—	3	(57)
Cash paid	(4,191)	(264)	(1,879)	—	(9)	(6,343)
Non-cash adjustments	(237)	275	(59)	—	—	(21)

Accrued restructuring balance at July 31, 2007	$4,669	$197	$5,368	$—	$244	$10,478

Restructuring charges	3,797	158	241	—	—	4,196
Restructuring adjustments	1,330	4	(65)	—	—	1,269
Cash paid	(4,477)	(185)	(482)	—	—	(5,144)
Non-cash adjustments	(625)	—	(6)	—	—	(631)

Accrued restructuring balance at July 31, 2008	$4,694	$174	$5,056	$—	$244	$10,168

Restructuring charges	8,119	2,127	11,070	404	252	21,972
Restructuring adjustments	165	(163)	(2,422)	—	—	(2,420)
Cash paid	(4,194)	(1,728)	(5,970)	—	(36)	(11,928)
Non-cash adjustments	(680)	—	—	—	—	(680)

Accrued restructuring balance at July 31, 2009	$8,104	$410	$7,734	$404	$460	$17,112

(10)	@VENTURES INVESTMENTS

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

CMG@Ventures II did not invest in any companies during fiscal year 2007. During fiscal year 2007, CMG@Ventures II received distributions of approximately $2.5 million.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CMG@Ventures III did not invest in any companies during fiscal years 2008 and 2007. During fiscal year 2009, CMG@Ventures III received distributions of approximately $0.5 million. During fiscal year 2008, CMG@Ventures III received distributions of approximately $7.0 million.

CMG@Ventures Expansion did not invest in any companies during fiscal year 2009, 2008 and 2007. During fiscal year 2009 CMG@Ventues Expansion received distributions of approximately $0.4 million. During fiscal years 2008 and 2007, CMG@Ventures Expansion received distributions of approximately $7.0 million and $1.6 million, respectively.

During fiscal year 2000, ModusLink Global Solutions announced the formation of three new venture capital funds: CMGI@Ventures IV, LLC (“CMGI@Ventures IV”); CMGI @Ventures B2B, LLC (the “B2B Fund”); and CMGI @Ventures Technology Fund, LLC (the “Tech Fund”). ModusLink Global Solutions owns 100% of the capital and is entitled to a percentage (ranging from approximately 80% to approximately 92.5%) of the net capital gains realized by CMGI@Ventures IV, the B2B Fund and the Tech Fund. During fiscal year 2001, the B2B Fund and Tech Fund were merged with and into CMGI@Ventures IV, creating a single evergreen fund. During fiscal year 2009, CMGI@Ventures IV did not invest in any companies. During fiscal year 2008 and 2007, CMGI@Ventures IV invested approximately $0.1 million and $0.3 million, respectively. During fiscal years 2009, 2008 and 2007, CMGI@Ventures IV received distributions of approximately $17.1 million, $6.0 million and $30.8 million, respectively.

During fiscal year 2004, ModusLink Global Solutions formed a new venture capital fund: @Ventures V, LLC. ModusLink Global Solutions owns 100% of the capital and is entitled to approximately 91% to 92% of the net profits realized by @Ventures V, LLC. During fiscal years 2009, 2008 and 2007, @Ventures V, LLC invested approximately $9.5 million, $5.5 million and $10.9 million, respectively in new and existing portfolio companies. During fiscal years 2009 and 2007, @Ventures V, LLC did not receive any distributions. During fiscal year 2008, @Ventures V, LLC received distributions of approximately $12.0 million related to the interest it held in ModusLink OCS. The gain associated with the investment in ModusLink OCS was eliminated in consolidation.

As of July 31, 2009, the Company, through @Ventures held investments in 13 portfolio companies, although investments in four of these companies are nominal. From time to time, the Company may make new and follow-on venture capital investments and may from time to time receive distributions from investee companies. As of July 31, 2009, the Company was obligated to fund approximately $1.1 million in one of the @Ventures portfolio companies for a follow-on investment.

As of the fiscal years ended July 31, 2009, 2008 and 2007, the Company did not have an equity method investment in which the Company’s proportionate share exceeded 10% of the Company’s consolidated assets or income from continuing operations.

(11)	OTHER GAINS, NET

The following schedule reflects the components of “Other gains, net”:

	Years Ended July 31,
	2009	2008	2007
	(in thousands)
Foreign currency exchange losses	$(1,560)	$(4,902)	$(2,837)
Gain on sale of investments	3,956	20,694	34,971
Impairment of investment	(975)	—	—
Loss on disposal of assets	(308)	—	—
Gain on sales of marketable securities	—	—	30
Other, net	(293)	357	(290)

	$820	$16,149	$31,874

The Company recorded foreign exchange losses of approximately $1.6 million during the fiscal year ended July 31, 2009. These net losses related primarily to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe. During the fiscal year ended July 31, 2009, the Company recorded a gain of approximately $2.6 million related to the acquisition by a third party of the ownership interest held by @Ventures in Foodbuy, LLC. Additionally, gains of approximately $0.9 million and $0.5 million, respectively were recorded to adjust previously recorded

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gains on the acquisitions by third parties of The Generations Network, Inc. (“TGN”) and Avamar Technologies, Inc. (“Avamar”), due to the satisfaction of conditions leading to the release of funds held in escrow. TGN and Avamar were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. Also, during the year ended July 31, 2009, the Company recorded a write-off of an investment in a private company for $1.0 million. The $1.0 million write-off was due to the carrying value of the investment exceeding the estimated value of the investment. The Company also recorded a loss of $0.3 million from the disposal of assets.

The Company recorded foreign exchange losses of approximately $4.9 million during the fiscal year ended July 31, 2008. These net losses related primarily to realized and unrealized gains and losses from foreign currency exposures and settled transactions in Asia and Europe. During the fiscal year ended July 31, 2008, the Company recorded a gain of approximately $12.9 million on the acquisition of @Ventures portfolio company, TGN, by a third party in December 2007. Additionally, gains of approximately $2.7 million, $1.8 million, $0.6 million, $0.8 million, $0.2 million and $0.1 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of Avamar, Molecular, Inc. (“Molecular”), Realm Business Solutions, Inc. (“Realm”), Alibris, Inc. (“Alibris”), Virtual Ink, Inc. (“Virtual Ink”) and Media Passage, Inc. (“Media Passage”) due to the satisfaction of conditions leading to the release of funds held in escrow. These companies were also @Ventures portfolio companies that were acquired by third parties in previous reporting periods. During the year ended July 31, 2008, the Company recorded a gain of $1.6 million from the sale of a minority interest in a former indirect subsidiary. The Company also recorded a gain of $0.1 million from the disposal of assets.

The Company recorded foreign exchange losses of approximately $2.8 million during the fiscal year ended July 31, 2007. These net losses related primarily to realized and unrealized gains and losses from foreign currency exposures and settled transactions in Asia. During the fiscal year ended July 31, 2007, the Company recorded gains from sales of investments of approximately $1.6 million and $28.7 million, respectively, resulting from acquisitions of @Ventures portfolio companies, Mitchell International, Inc. and Avamar, by third parties. Additionally, gains of approximately $2.5 million, $0.6 million, $1.3 million and $0.3 million, respectively, were recorded to adjust previously recorded gains on the acquisitions of WebCT, Inc., Realm, Molecular and Alibris due to satisfaction of conditions leading to the release of funds held in escrow. WebCT, Inc., Realm, Molecular and Alibris were @Ventures portfolio companies that were acquired by third parties in previous reporting periods.

(12)	BORROWING ARRANGEMENTS

During fiscal year 2009, ModusLink entered into a revolving credit agreement (the “Loan Agreement”) with a bank syndicate. The Loan Agreement is a one-year $35.0 million revolving credit facility. Advances under the Loan Agreement may be in the form of loans or letters of credit. As of July 31, 2009, there were no borrowings outstanding under the Loan Agreement. Interest on the revolving credit facility is based on the London Interbank Offered Rate “LIBOR” plus a margin of 2.50%. As of July 31, 2009 the Company had no debt outstanding and $0.1 million for letters of credit under the Loan Agreement. The Loan Agreement is secured by all assets of ModusLink and includes certain restrictive financial covenants, all of which ModusLink was in compliance with at July 31, 2009. These covenants include balance sheet leverage, liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, or acquire or sell assets without prior approval from the lenders. ModusLink Global Solutions is not a guarantor under the Loan Agreement. The Loan Agreement has a scheduled maturity of January 31, 2010. ModusLink expects to seek a new Loan Agreement in fiscal year 2010, however there can be no assurance that we will be able to replace the Loan Agreement on terms that are acceptable to us, or at all.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)	COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2020. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Future annual minimum payments, including restructuring related obligations as of July 31, 2009, are as follows:

	Operating Leases	Stadium Obligation	Capital Lease Obligations	Total
	(in thousands)
For the fiscal years ended July 31:
2010	$26,980	$1,600	$191	$28,771
2011	19,354	1,600	143	21,097
2012	11,638	1,600	132	13,370
2013	8,552	1,600	—	10,152
2014	5,711	1,600	—	7,311
Thereafter	8,025	1,600	—	9,625

	$80,260	$9,600	$466	$90,326

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $2.6 million. Capital lease obligations are net of interest of approximately $0.04 million.

Total rent and equipment lease expense charged to continuing operations was approximately $31.2 million, $30.1 million, and $25.8 million for the fiscal years ended July 31, 2009, 2008 and 2007, respectively.

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

From time to time, the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries or former subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. Additionally, from time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2009, the Company had no recorded liabilities with respect to these arrangements.

In 1999, a subsidiary of the Company entered into a facility lease with a term ending in November 2006. The Company issued a guaranty in connection with this lease. The Company divested its interest in the subsidiary in 2002. During the quarter ended October 31, 2006, the Company became aware that this lease had been amended to extend the lease term through November 2016 with cumulative base rent of approximately $16.0 million. The Company has notified the former subsidiary and landlord that it disputes that it has any ongoing liability under this guaranty and hence has not recorded any reserves for this arrangement as of July 31, 2009.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2005, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2005 Plan, pursuant to which the Company grants non-qualified stock options to certain members of the Board of Directors. The 2005 Plan replaced the Company’s Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (“1999 Plan”). No additional options will be granted under the 1999 Plan; however, all then outstanding options under the 1999 Plan shall remain in effect in accordance with their respective terms. Pursuant to the 1999 Plan, 200,000 shares of the Company’s common stock were initially reserved for issuance. Up to 200,000 shares of common stock may be issued pursuant to awards granted under the 2005 Plan (subject to adjustment in the event of stock splits and other similar events). The 2005 Plan provides that each eligible director will automatically be granted an option to acquire 20,000 shares of Common Stock (the “Initial Option”) upon election to the Board. Each director who ceases to be an Affiliated Director (as defined in the 2005 Plan) and is not otherwise an employee of the Company or any of its subsidiaries or affiliates will be granted, on the date such director ceases to be an Affiliated Director but remains as a member of the Board of Directors, an Initial Option to acquire 20,000 shares of Common Stock under the plan. Each Initial Option will vest and become exercisable on a monthly basis as to 1/36th of the number of shares of Common Stock originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. Prior to September 23, 2009, the 2005 Plan also provided that on the date of each annual meeting of stockholders of the Company, each eligible Director who was both serving as Director immediately prior to and immediately following such annual meeting, and who had served on the Board for at least six months, would automatically be granted an option to purchase 2,400 shares of Common Stock (an “Annual Option”). Each Annual Option vests and becomes exercisable on a monthly basis as to 1/36th of the number of shares originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a Director on such monthly anniversary date. On September 23, 2009, the Board of Directors, amended the 2005 Plan to eliminate the Annual Option. Stock options granted under the 2005 Plan have contractual terms of 10 years. Approximately 107,200 shares are available for future issuance as of July 31, 2009 under the 2005 Plan.

In December 2004, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2004 Plan pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock awards and other equity-based awards for the purchase of up to an aggregate of 1,500,000 shares of common stock of the Company (subject to adjustment in the event of stock splits and other similar events). The maximum number of shares with respect to which stock options may be granted to any one participant under the 2004 Plan may not exceed 600,000 shares per calendar year. The maximum number of shares with respect to those awards other than stock options and stock appreciation rights may be granted under the 2004 Plan is 500,000 shares. Approximately 949,985 shares are available for future issuance as of July 31, 2009 under the 2004 Plan.

In March 2002, the Board of Directors adopted the 2002 Plan, pursuant to which 415,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 1,915,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards may be granted to the Company’s or its subsidiaries’ employees, other than those who are also officers or directors, as defined. Approximately 331,908 shares are available for future issuance as of July 31, 2009 under the 2002 Plan.

In October 2000, the Board of Directors adopted the 2000 Plan, pursuant to which 1,550,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). The stockholders of the Company approved the 2000 Plan in December 2000. Under the 2000 Plan, non-qualified stock options, incentive stock options or restricted stock awards may be granted to the Company’s or its subsidiaries’ employees, consultants, advisors or directors, as defined. Approximately 347,618 shares are available for future issuance as of July 31, 2009 under the 2000 Plan.

The Board of Directors administers all stock plans, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option and may delegate this authority to a committee of the Board or to certain officers of the Company in accordance with SEC regulations and applicable Delaware law.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

On October 4, 1994, the Board of Directors of the Company adopted the 1995 Employee Stock Purchase Plan, as amended (the “Plan”). During fiscal year 2002, the Plan was amended to increase the aggregate number of shares that may be issued from the Plan to 300,000 shares. Approximately 17,600 shares are available for future issuance as of July 31, 2009. Under the Plan, employees who elect to participate in the Plan instruct the Company to withhold a specified amount through payroll deductions during each quarterly period. On the last business day of each applicable quarterly payment period, the amount withheld is used to purchase the Company’s common stock at a purchase price equal to 85% of the lower of the market price on the first or last business day of the quarterly period. During the fiscal years ended July 31, 2009, 2008, and 2007 the Company issued approximately 35,000, 11,300 and 12,600 shares, respectively, under the Plan.

Stock Option Valuation and Expense Information under SFAS No. 123(R)

On August 1, 2005, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, non-vested stock, and employee stock purchases based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and nonvested shares under SFAS No. 123(R) for the fiscal years ended July 31, 2009, 2008 and 2007, respectively which was allocated as follows:

	Years Ended July 31,
	2009	2008	2007
	(in thousands)
Cost of goods sold	$392	$472	$474
Selling, general and administrative	4,711	5,127	4,710

	$5,103	$5,599	$5,184

The Company estimates the fair value of stock option awards on the date of grant using a binomial-lattice model. The weighted-average grant date fair value of employee stock options granted during the fiscal years ended July 31, 2009, 2008 and 2007 was $3.22, $6.01 and $6.30, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Years Ended July 31,
	2009	2008	2007
	(in thousands)
Expected volatility	56.64%	54.22%	50.68%
Risk-free interest rate	2.34%	3.56%	4.61%
Expected term (in years)	4.08	4.09	4.12
Expected dividend yield	0.00%	0.00%	0.00%

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

As stock-based compensation expense recognized in the accompanying consolidated statement of operations for the fiscal years ended July 31, 2009, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The status of the plans for the fiscal year ended July 31, 2009 is as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Stock options outstanding, July 31, 2008	2,366	$15.85

Granted	436	7.55
Exercised	(3)	5.52
Forfeited or expired	(642)	15.05

Stock options outstanding, July 31, 2009	2,157	$14.42	4.12	$481

Stock options exercisable, July 31, 2009	1,282	$16.46	3.32	$138

As of July 31, 2009, unrecognized stock-based compensation related to stock options was approximately $3.7 million. This cost is expected to be expensed over a weighted average period of 1.7 years. The aggregate intrinsic value of options exercised during the fiscal years ended July 31, 2009, 2008 and 2007 was approximately $0.00 million, $0.20 million and $1.10 million, respectively.

Nonvested Stock

Nonvested stock are shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Nonvested stock is expensed ratably over the term of the restriction period, ranging from one to five years. Nonvested stock compensation expense for the fiscal years ended July 31, 2009, 2008 and 2007 was approximately $1.9 million, $2.0 million and $1.6 million, respectively.

A summary of the status of our nonvested stock for the fiscal year ended July 31, 2009, is as follows:

	Number of shares	Weighted average grant date fair value
	(in thousands, except fair values)
Nonvested stock outstanding, July 31, 2007	317	$15.30

Granted	168	13.70
Vested	(104)	14.83
Forfeited	—	—

Nonvested stock outstanding, July 31, 2008	381	$14.67

Granted	96	7.13
Vested	(134)	9.91
Forfeited	(50)	7.85

Nonvested stock outstanding, July 31, 2009	293	$5.38

The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date. The total grant date fair value of nonvested stock that vested during the fiscal years ended July 31, 2009, 2008 and 2007 was approximately $1.0 million, $1.9 million and $1.1 million, respectively. As of July 31, 2009, there was approximately $2.6 million of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted-average period of 1.8 years.

(15)	SHARE REPURCHASE PROGRAMS

In June 2009, the Company’s Board of Directors authorized the repurchase of up to $15.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over the next 12 months. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. It is the Company’s intention to retire and return any repurchased shares to the Company’s authorized, but not issued or outstanding common stock. The repurchase program will be funded using the Company’s working capital. As of July 31, 2009, the Company had repurchased an aggregate of approximately 0.6 million shares at a cost of approximately $3.8 million under the repurchase program.

In September 2007, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over the following 18 months (the “September 2007 Repurchase Program”). The repurchase program was funded using the Company’s working capital. During the quarter ended January 31, 2009, the Company discontinued the September 2007 Repurchase Program. Prior to the discontinuation of the September 2007 Repurchase Program, the Company repurchased an aggregate of 3.5 million shares of common stock at a cost of approximately $38.3 million, including 477,851 shares at a cost of $3.0 million during the year ended July 31, 2009.

(16)	INCOME TAXES

Income from continuing operations:

	Years Ended July 31,
	2009	2008	2007
	(in thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(127,309)	$(10,469)	$18,986
Foreign	(55,438)	34,173	37,284

Total income from continuing operations before income taxes	$(182,747)	$23,704	$56,270

The components of income tax expense have been recorded in the Company’s financial statements as follows:

	Years Ended July 31,
	2009	2008	2007
	(in thousands)
Income tax expense from continuing operations	$10,831	$10,425	$7,135
Discontinued operations	—	—	—
Other comprehensive income	(529)	—	—
Goodwill, for initial recognition of acquired tax benefits that previously were included in valuation allowance	—	407	(3,748)

Total income tax expense	$10,302	$10,832	$3,387

The income tax expense from continuing operations consists of the following:

	July 31,
	2009	2008	2007
	(in thousands)
Current provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	11,942	8,820	5,300

	$11,942	$8,820	$5,300

Deferred provision:
Federal	$—	$—	$3,719
State	—	—	—
Foreign	(1,111)	1,605	(1,884)

	$(1,111)	$1,605	$1,835

Total tax provision	$10,831	$10,425	$7,135

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities have been classified on the accompanying consolidated balance sheets in accordance with the nature of the item giving rise to the temporary differences. The components of deferred tax assets and liabilities are as follows:

	July 31, 2009			July 31, 2008
	Current	Non-current	Total	Current	Non-current	Total
	(in thousands)
Deferred tax assets:
Accruals and reserves	$2,300	$17,114	$19,414	$3,237	$15,602	$18,839
Tax basis in excess of financial basis of investments in affiliates	—	14,921	14,921	—	9,334	9,334
Tax basis in excess of financial basis for intangible and fixed assets	—	796	796	—	—	—
Net operating loss and capital loss carryforwards	—	759,312	759,312	—	800,687	800,687

Total gross deferred tax assets	2,300	792,143	794,443	3,237	825,623	828,860
Less: valuation allowance	(1,529)	(740,869)	(742,398)	(3,237)	(771,917)	(775,154)

Net deferred tax assets	771	51,274	52,045	—	53,706	53,706

Deferred tax liabilities:
Accruals and reserves	(641)	(1,042)	(1,683)	—	—	—
Financial basis in excess of tax basis for intangible and fixed assets	—	(16,051)	(16,051)	—	(18,797)	(18,797)
Financial basis in excess of tax basis of investments in affiliates	—	(119)	(119)	—	—	—
Undistributed accumulated earnings of foreign subsidiaries	—	(32,830)	(32,830)	—	(34,826)	(34,826)

Total gross deferred tax liabilities	(641)	(50,042)	(50,683)	—	(53,623)	(53,623)

Net deferred tax asset (liability)	$130	$1,232	$1,362	$—	$83	$83

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2009 will be allocated as follows (in thousands):

Income tax benefit recognized in the consolidated statement of operations	$(726,937)
Additional paid in capital	(15,461)

$(742,398)

The net change in the total valuation allowance for the year ended July 31, 2009 was a decrease of approximately $32.8 million. This decrease is primarily due to the expiration of state net operating losses and the expiration of federal and state capital loss carryforwards. A valuation allowance has been recorded against the gross deferred tax asset in the U.S and certain foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, it is more likely than not that certain assets will not be realized.

ModusLink Corporation has obtained five-year tax holidays for certain of its solution centers in China. These tax holidays were obtained by Modus Media, Inc. prior and subsequent to its acquisition by the Company and remain in effect throughout various dates ending December 2010. These tax holidays are structured such that tax rates are 0% for the first two profitable years and 7.5% for the three year period thereafter. During calendar year 2007, the Chinese government introduced legislation for domestic and foreign companies that eliminated certain tax holidays effective January 1, 2008. The legislation allows for a transition period for companies with existing holidays whereby the tax rate will increase gradually over a five year period up to a maximum rate of 25%. ModusLink’s current tax holidays began to expire during fiscal year 2009. The Company has recorded its deferred tax assets and liabilities based upon the tax rates expected to be in effect upon recognition.

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.0 billion and $503.0 million, respectively, at July 31, 2009. The federal net operating losses will expire from fiscal year 2017 through 2029 and

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the state net operating losses will expire from fiscal year 2010 through 2019. The Company has a foreign net operating loss carryforward of approximately $51.0 million. In addition, the Company has capital loss carryforwards for federal and state tax purposes of approximately $28.0 million and $11.0 million, respectively. The federal and state capital losses will expire from fiscal year 2010 through 2012. The utilization of net operating losses and capital losses may be limited in the future if the Company experiences an ownership change as defined by Internal Revenue Code Section 382. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three-year period. The Company does not believe an ownership change occurred during fiscal year 2009.

The Company’s ModusLink subsidiary has undistributed earnings from its foreign subsidiaries of approximately $127.0 million at July 31, 2009, of which approximately $33.2 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. The amount of taxes attributable to the permanently reinvested undistributed earnings is not practicably determinable. The Company has recorded a deferred tax liability of $32.8 million on the remaining $93.8 million of undistributed earnings that are not considered to be permanently reinvested.

Income tax expense attributable to income from continuing operations differs from the expense computed by applying the U.S. federal income tax rate of 35% to income (loss) from continuing operations before income taxes as a result of the following:

	Years Ended July 31,
	2009	2008	2007
	(in thousands)
Computed “expected” income tax expense (benefit)	$(63,961)	$8,297	$19,695
Increase (decrease) in income tax expense resulting from:
Losses not benefited (utilized)	11,154	(7,843)	(16,007)
Foreign dividends	8,858	12,956	12,160
Foreign tax rate differential	(6,303)	(12,188)	(9,069)
Capitalized costs	306	350	—
Nondeductible goodwill impairment	57,639	4,900	—
Capital losses	—	700	—
Non-deductible compensation	—	528	—
Non-deductible expenses	447	928	—
Foreign withholding taxes	2,159	1,351	—
Other	532	446	356

Actual income tax expense	$10,831	$10,425	$7,135

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves when necessary. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued for exposures.

Effective August 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”, as amended by FSP-FIN 48-1, “Definition of Settlement in FASB Interpretation 48”. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The tax benefit of a qualifying position is the largest amount of tax benefit greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled within twelve months of the reporting date. The Company did not recognize any change in the liability for unrecognized tax benefits as a result of implementation.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. At July 31, 2009 and 2008, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $6.2 million and $6.3 million, respectively. Effective August 1, 2009, the Company adopted SFAS No. 141(R). As a result, to the extent the unrecognized tax benefits are recognized, the entire amount would impact the effective tax rate.

The Company does not believe any unrecognized tax benefits will be recognized during the next twelve months.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended July 31, 2006 through July 31, 2009. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2003 through 2009 tax years remain subject to examination in most locations while the Company’s 1998 through 2009 tax years remain subject to examination in most Asia locations.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Years ended July 31,
	2009	2008
	(in thousands)
Balance as of beginning of year	$6,207	$6,226
Additions for current year tax positions	423	634
Additions for prior year tax positions	78	1,777
Currency translation	(189)	340
Settlements paid to taxing authorities	(276)	(1,801)
Reductions of prior year tax positions	—	(969)

Balance as of end of year	$6,243	$6,207

In accordance with the Company’s accounting policy, both before and after the adoption of FIN 48, interest related to income taxes is included in the provision of income taxes line of the Consolidated Statements of Operations. For the year ended July 31, 2009, the Company recognized approximately $46,000 for interest expense related to uncertain tax positions. As of July 31, 2009 and 2008, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amounts of $84,000 and $38,000, respectively. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties.

(17)	DEFINED BENEFIT PENSION PLANS

In connection with the Modus Media, Inc. acquisition in fiscal 2005, the Company assumed two defined benefit pension plans covering certain of its employees in its Netherlands facility and a defined benefit pension plan pertaining to certain of its employees in its Taiwan facility. In connection with the ModusLink OCS acquisition in fiscal 2008, the Company assumed one defined benefit pension plan covering certain of its employees in its Netherlands facility. Pension costs are actuarially determined.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in benefit obligation and plan assets related to these plans were as follows:

	July 31,
	2009	2008
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$12,606	$11,556
Service cost	711	1,076
Interest cost	634	584
Actuarial gain	(1,784)	(1,280)
Employee contributions	532	604
Benefits and administrative expenses paid	(289)	(245)
Amendments	—	(512)
Transfers	—	(656)
Currency translation	(1,186)	1,479

Benefit obligation at end of year	11,224	12,606

Change in plan assets
Fair value of plan assets at beginning of year	11,813	8,543
Actual return on plan assets	(562)	799
Employee contributions	532	604
Employer contributions	274	1,620
Benefits and administrative expenses paid	(289)	(245)
Transfers	—	(656)
Currency translation	(1,153)	1,148

Fair value of plan assets at end of year	10,615	11,813

Funded status
Funded status at end of year	(608)	(791)
Unrecognized net actuarial loss	—	—

Net amount recognized in statement of financial position as a non-current liability	$(608)	$(791)

The accumulated benefit obligation was approximately $8.7 million and $9.2 million at July 31, 2009 and 2008, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	July 31,
	2009	2008
	(in thousands)
Projected benefit obligation	$2,282	$2,402
Accumulated benefit obligation	$1,433	$1,349
Fair value of plan assets	$800	$803

Information for pension plans with a projected benefit obligation in excess of plan assets was as follows:

	July 31,
	2009	2008
	(in thousands)
Projected benefit obligation	$2,282	$2,402
Fair value of plan assets	$800	$803

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic pension costs was as follows:

	Years Ended July 31,
	2009	2008	2007
	(in thousands)
Service cost	$711	$1,076	$1,061
Interest costs	634	584	535
Expected return on plan assets	(546)	(481)	(363)
Amortization of net actuarial loss	(135)	(29)	40

Net periodic pension costs	$664	$1,150	$1,273

The amount included in accumulated other comprehensive income expected to be recognized as a component of net periodic pension costs in fiscal 2010 is approximately $0.2 million related to amortization of a net actuarial gain and prior service cost.

Assumptions:

Weighted-average assumptions used to determine benefit obligations was as follows:

	July 31,
	2009	2008
Discount rate	5.50%	6.25%
Rate of compensation increase	2.00%	2.50%

Weighted-average assumptions used to determine net periodic pension cost was as follows:

	Years Ended July 31,
	2009	2008	2007
Discount rate	6.25%	5.25%	4.75%
Expected long-term rate of return on plan assets	4.75%	4.50%	4.25%
Rate of compensation increase	2.5%	2.0%	2.00%

Benefit payments:

The following table summarizes expected benefit payments from the plans through fiscal 2019. Actual benefit payments may differ from expected benefit payments. The minimum required contributions to the plan are expected to be approximately $2.5 million in fiscal 2010.

Pension Benefit Payments
(in thousands)
For the fiscal years ended July 31:
2010	$35
2011	$59
2012	$74
2013	$85
2014	$100
Next 5 years	$1,547

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18)	COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	July 31,
	2009	2008	2007
	(in thousands)
Net unrealized holding gains (losses) on securities	$(51)	$1,156	$733
Cumulative foreign currency translation adjustment	11,919	16,118	6,635
Minimum pension liability adjustment	2,437	2,023	403

Accumulated other comprehensive income	$14,305	$19,297	$7,771

For the fiscal years ended July 31, 2009 and 2008, the Company recorded approximately $0.1 million and $0.5 million, respectively, in taxes related to comprehensive income.

(19)	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following:

	July 31,
	2009	2008	2007
	(in thousands)
Balance at beginning of year	$2,358	$1,072	$1,123
Acquisitions	—	206	—
Additions	1,699	1,509	61
Deductions	(290)	(429)	(112)

Balance at end of year	$3,767	$2,358	$1,072

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20)	SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth selected quarterly financial information for the fiscal years ended July 31, 2009 and 2008. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Fiscal 2009 Quarter Ended				Fiscal 2008 Quarter Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	(in thousands except share data)
Net revenue	$291,412	$260,461	$231,469	$225,211	$274,740	$277,972	$239,203	$276,292
Cost of revenue	263,342	228,240	199,034	195,502	235,676	239,063	208,318	247,572

Gross profit	28,070	32,221	32,435	29,709	39,064	38,909	30,885	28,720
Total operating expenses	38,864	192,713	29,744	28,807	29,925	30,308	30,875	46,099

Operating income (loss)	(10,794)	(160,492)	2,691	902	9,139	8,601	10	(17,379)
Total other income (expense)	(3,893)	(4,902)	(1,382)	(4,878)	2,240	21,365	(70)	(202)
Income tax expense	4,033	3,455	3,188	154	2,139	2,077	3,176	3,033

Income (loss) from continuing operations	(18,720)	(168,849)	(1,879)	(4,130)	9,240	27,889	(3,236)	(20,614)
Discontinued operations, net of income taxes	85	74	(68)	36	(630)	(86)	677	(4,113)

Net income (loss)	$(18,635)	$(168,775)	$(1,947)	$(4,094)	$8,610	$27,803	$(2,559)	$(24,727)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.41)	$(3.73)	$(0.04)	$(0.09)	$0.19	$0.58	$(0.06)	$(0.44)
Income (loss) from discontinued operations	$0.00	$0.00	$(0.00)	$0.00	$(0.01)	$(0.00)	$0.01	$(0.09)

Net income (loss)	$(0.41)	$(3.73)	$(0.04)	$(0.09)	$0.18	$0.58	$(0.05)	$(0.53)

ITEM 9.—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.—	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included below.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ModusLink Global Solutions, Inc.:

We have audited ModusLink Global Solutions, Inc.’s internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ModusLink Global Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ModusLink Global Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ModusLink Global Solutions, Inc. as of July 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2009, and our report dated October 14, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
October 14, 2009

ITEM 9B.—	OTHER INFORMATION

On October 9, 2009, ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holdings Corp., each a direct or indirect wholly owned subsidiary of the Company, entered into the Seventh Amendment (the “Seventh Amendment”) to Second Amended and Restated Loan and Security Agreement with Bank of America, N.A. and The PrivateBank and Trust Company, as amended to date (the “Loan Agreement”). The Seventh Amendment extends the term of the Loan Agreement from October 31, 2009 to January 31, 2010.

PART III

ITEM 10.—	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Proposal I—Election of Directors,” “Corporate Governance and Board Matters—Corporate Governance and Board and Committee Meetings,” “Additional Information—Management,” “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Information—Audit Committee Financial Expert.”

During the fourth quarter of fiscal year 2009, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer, and its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions). The Company’s Code of Business Conduct and Ethics is posted on its website, www.moduslink.com (under the Investor Relations – Governance section). We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics applicable to the Company’s principal executive officer or its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions) by posting such information on our website.

ITEM 11.—	EXECUTIVE COMPENSATION

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Additional Information—Executive Compensation” (including all applicable subsections and executive compensation tables included therein), “Additional Information—Director Compensation,” “Additional Information—Compensation Committee Report,” “Additional Information—Compensation Discussion and Analysis,” “Additional Information—Compensation Committee Interlocks and Insider Participation” and “Additional Information—Potential Payments Upon Termination or Change-in-Control.”

ITEM 12.—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the portion of the Definitive Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information as of July 31, 2009

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2009:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,337,753	$15.80	1,422,403	(1)
Equity compensation plans not approved by security holders	819,599	$12.17	331,908

Total	2,157,352	$14.42	1,754,311

(1)	Includes 17,600 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

A description of the material features of our 2002 Non-Officer Employee Stock Incentive Plan, which was adopted without the approval of our security holders, is incorporated herein by reference to Note 14 of our accompanying consolidated financial statements included in Item 8 herein.

ITEM 13.—	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Additional Information—Certain Relationships and Related Transactions,” and “Corporate Governance and Board Matters—Independence of Members of Board of Directors.”

ITEM 14.—	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Additional Information—Independent Registered Public Accounting Firm Fees” and “Additional Information—Audit Committee Policy on Pre-Approval of Services of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.—	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

Financial Statement Schedules.

All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

Exhibits.

The exhibits listed in the Exhibit Index are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: October 14, 2009	By:	/S/ JOSEPH C. LAWLER
Joseph C. Lawler
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature	Title

/S/ JOSEPH C. LAWLER Joseph C. Lawler	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/S/ STEVEN G. CRANE Steven G. Crane	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ FRANCIS J. JULES Francis J. Jules	Director

/S/ ANTHONY J. BAY Anthony J. Bay	Director

/S/ VIRGINIA G. BREEN Virginia G. Breen	Director

/S/ THOMAS H. JOHNSON Thomas H. Johnson	Director

/S/ EDWARD E. LUCENTE Edward E. Lucente	Director

/S/ MICHAEL J. MARDY Michael J. Mardy	Director

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, by and among the Registrant, Westwood Acquisition Corp. and Modus Media, Inc., dated as of March 23, 2004 is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 23, 2004 (File No. 000-23262).

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 26, 2008 (File No. 000-23262).

3.2	Second Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K dated September 26, 2008 (File No. 000-23262).

4.1	Specimen stock certificate representing the Registrant’s Common Stock is incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008 (File No. 000-23262).

4.2	Form of senior indenture is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-93005).

4.3	Form of subordinated indenture is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-93005).

10.1*	2000 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 17, 2000 (File No. 000-23262).

10.2*	Amendment No. 1 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.3*	Amendment No. 2 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.4*	Amended and Restated 1995 Employee Stock Purchase Plan, as amended by Amendment No. 1 and Amendment No. 2 thereto, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 16, 2001 (File No. 000-23262).

10.5*	Amendment No. 3 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.6*	Amendment No. 4 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.7*	Amended and Restated 1999 Stock Option Plan For Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001 (File No. 000-23262).

10.8*	Amendment No. 1 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-23262).

10.9*	Amendment No. 2 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.10*	2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.11*	Amendment No. 1 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.12*	Amendment No. 2 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.13*

Amendment No. 3 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No.

000-23262).

10.14	*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.15	*	Form of Incentive Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.16	*	Form of Restricted Stock Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.17	*	2005 Non-Employee Director Plan is incorporated herein by reference to Appendix V to the Registrant’s Definitive Schedule 14A filed November 7, 2005 (File No. 000-23262).

10.18	*	Amendment No. 1 to 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.19	*	Amendment No. 2 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan.

10.20	*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.21	*	2004 Stock Incentive Plan is incorporated herein by reference to Appendix VI to the Registrant’s Definitive Schedule 14A filed November 2, 2004 (File No. 000-23262).

10.22	*	Amendment No. 1 to 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.23	*	Amendment No. 2 to 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.24	*	1997 Stock Incentive Plan of Modus Media, Inc., and Amendment No. 1 thereto, is incorporated herein by reference to Exhibit 10.3 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.25	*	Amendment No. 2 to 1997 Stock Incentive Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-117878).

10.26	*	1997 Class A Replacement Option Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 10.22 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.27	*	1997 Class B Replacement Option Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 10.23 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.28	*	ModusLink Global Solutions, Inc. Amended and Restated Director Compensation Plan, dated as of October 2, 2006, is incorporated herein by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.29	*	Amendment No. 1 to Amended and Restated Director Compensation Plan is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.30	*	ModusLink Global Solutions, Inc. Amended and Restated Director Compensation Plan, dated as of September 23, 2009.

10.31	*	Employment Offer Letter from the Registrant to Joseph C. Lawler, dated August 23, 2004, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.32	*	Executive Severance Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.33	*	Amendment of Executive Severance Agreement, dated as of January 4, 2008, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 4, 2008 (File No. 000-23262).

10.34	*	Relocation Expense Reimbursement Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.35	*	Indemnification Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.36	*	Restricted Stock Agreement, dated as of August 27, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.37	*	Non-Statutory Stock Option Agreement, dated as of August 23, 2005, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 23, 2005 (File No. 000-23262).

10.38	*	Restricted Stock Agreement, dated as of August 23, 2005, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated August 23, 2005 (File No. 000-23262).

10.39	*	Executive Retention Agreement, dated as of August 28, 2002, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.40	*	Amendment No. 1 to Executive Retention Agreement, dated July 26, 2007, between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.41	*	Letter Agreement, dated June 18, 2007, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.42	*	Termination/Amicable Settlement Agreement by and between ModusLink Tilburg B.V., ModusLink Global Solutions, Inc., ModusLink Corporation and ModusLink Corporation’s direct and indirect subsidiaries and Rudolph J. Westerbos, dated December 14, 2005, is incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 14, 2005 (File No. 000-23262).

10.43	*	Severance Agreement and General Release, dated May 22, 2006, by and between ModusLink Corporation and W. Kendale Southerland is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 12, 2006 (File No. 000-23262).

10.44	*	Employment Offer Letter from ModusLink Corporation to William R. McLennan, dated February 3, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 7, 2005 (File No. 000-23262).

10.45	*	Restricted Stock Agreement, dated February 7, 2005, by and between the Registrant and William R. McLennan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 7, 2005 (File No. 000-23262).

10.46	*	Expatriate Assignment Letter, dated as of February 16, 2005, by and between ModusLink Corporation and William R. McLennan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005 (File No. 000-23262).

10.47	*	Letter Agreement, dated January 9, 2006, by and between ModusLink Corporation and William R. McLennan is incorporated hereby by reference to the Registrant’s Current Report on Form 8-K dated January 9, 2006 (File No. 000-23262).

10.48	*	Letter Agreement, dated February 15, 2007, by and between ModusLink Corporation and William R. McLennan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 19, 2007 (File No. 000-23262).

10.49	*	Letter Agreement, dated May 22, 2007, between ModusLink Corporation and William R. McLennan is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated May 22, 2007 (File No. 000-23262).

10.50	*	Letter Agreement, dated June 5, 2008, between ModusLink Corporation and William R. McLennan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2008 (File No. 000-23262).

10.51	*	Letter Agreement, dated April 17, 2006, by and between Mark J. Kelly and ModusLink Corporation, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 17, 2006 (File No. 000-23262).

10.52	*	Letter Agreement, dated June 12, 2006, by and between the Registrant and David J. Riley is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 12, 2006 (File No. 000-23262).

10.53*	Letter Agreement, dated April 3, 2007, between the Registrant and David J. Riley is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated April 3, 2007 (File No. 000-23262).

10.54*	Employment Offer Letter from the Registrant to Steven G. Crane, dated March 15, 2007, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 3, 2007 (File No. 000-23262).

10.55*	Employment Offer Letter from the Registrant to Scott D. Smith, dated April 12, 2007, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007 (File No. 000-23262).

10.56*	Form of Executive Severance Agreement between the Registrant and Steven G. Crane and David J. Riley, dated July 26, 2007, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.57*	Form of Executive Severance Agreement between the Registrant, ModusLink Corporation and Scott D. Smith and Mark J. Kelly, dated July 26, 2007, and William R. McLennan, dated July 27, 2007, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.58*	Form of Director Indemnification Agreement (executed by the Registrant and each member of the Board of Directors) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.59*	Form of Indemnification Agreement (executed by the Registrant and each member of the Executive Officers (other than the Chief Executive Officer)) dated December 17, 2008 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-23262).

10.60	Second Amended and Restated Loan and Security Agreement, dated October 31, 2005, by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holdings Corp., as borrowers, and LaSalle Bank National Association and Citizens Bank of Massachusetts, as lenders, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009 (File No. 000-23262).

10.61	First Amendment to Second Amended and Restated Loan and Security Agreement, dated October 29, 2006, among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holding Corp., the lenders party thereto and LaSalle Bank National Association, as a lender and as Agent for the lenders is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007 (File No. 000-23262).

10.62	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated January 9, 2007, among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holding Corp., the lenders party thereto and LaSalle Bank National Association, as a lender and as Agent for the lenders is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007 (File No. 000-23262).

10.63	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated October 31, 2007, among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holdings Corp., the lenders party thereto and LaSalle Bank National Association, as a lender and as Agent for the lenders, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007 (File No. 000-23262).

10.64	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated October 30, 2008, among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holdings Corp., the lenders party thereto, Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and RBS Citizens, National Association (f/k/a Citizens Bank of Massachusetts) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 30, 2008 (File No. 000-23262).

10.65	Replacement Second Amended and Restated Revolving Credit Note dated October 31, 2008 issued to Bank of America, N.A. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 30, 2008 (File No. 000-23262).

10.66	Replacement Second Amended and Restated Revolving Credit Note dated October 31, 2008 issued to RBS Citizens, National Association is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 30, 2008 (File No. 000-23262).

10.67	Waiver Agreement dated as of December 9, 2008 by and among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holdings Corp., the lenders party thereto, Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and RBS Citizens, National Association (f/k/a Citizens Bank of Massachusetts) is incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.68*	Amended and Restated Waiver Agreement dated as of January 30, 2009, by and among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holding Corp., the lenders party thereto, Bank of America, N.A. (as successor by merger to LaSalle Bank National Association), and RBS Citizens, National Association (f/k/a Citizens Bank of Massachusetts) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2009 (File No.000-23262).

10.69*	Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of February 27, 2009, by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holding Corp., Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and RBS Citizens, National Association (f/k/a Citizens Bank of Massachusetts) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8

10.70*	Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of February 27, 2009, by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holding Corp., Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and The PrivateBank and Trust Company (as successor by assignment to RBS Citizens, National Association (f/k/a Citizens Bank of Massachusetts)) is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2009 (File No. 000-23262).

10.71*	Second Replacement Second Amended and Restated Revolving Credit Note dated February 27, 2009 issued by ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holding Corp. to Bank of America, N.A is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 27, 2009 (File No. 000-23262).

10.72*	Second Replacement Second Amended and Restated Revolving Credit Note dated February 27, 2009 issued by ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holding Corp. to The PrivateBank and Trust Company is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 27, 2009 (File No. 000-23262).

10.73*

CMG@Ventures II, LLC Operating Agreement, dated as of February 26, 1998 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No.

000-23262).

10.74*	Limited Liability Company Agreement of CMG@Ventures III, LLC, dated August 7, 1998 is incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.75*†	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated June 7, 2002 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.76*	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated December 31, 2003 is incorporated herein by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.77*	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated April 29, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2005 (File No. 000-23262).

10.78*	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated April 28, 2006, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 28, 2006 (File No. 000-23262).

10.79	Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.80	First Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 16, 2001 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.81	Corrective Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.82	Second Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of October 5, 2001 is incorporated herein by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.83	Third Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of April 12, 2002 is incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.84	Fourth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 1, 2002 is incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.85	Fifth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of September 30, 2002 is incorporated herein by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.86	Sixth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of January 24, 2003, is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.87	Seventh Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of February 3, 2003, is incorporated herein by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.88

Eighth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 14, 2004, is incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form

10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.89

Ninth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 18, 2004, is incorporated herein by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form

10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.90

Amendment to Amended and Restated Limited Liability Company Agreement of CMGI@Ventures IV, LLC, dated as of December 29, 2008, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form

10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-23262).

10.91*	Confirmation of Fee Waiver dated as of December 31, 2003, by and among CMG@Ventures Capital Corp. and @Ventures Partners III, LLC is incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.92	Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC dated as of January 24, 2006, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.93	First Amendment to Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated as of September 7, 2006, is incorporated herein by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.94	Second Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated April 16, 2007, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007 (File No. 000-23262).

10.95	Fiscal 2009 Executive Officer Bonus Targets is incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (File No. 000-23262).

10.96*	Fiscal 2010 Executive Officer Bonus Targets.

10.97*	The Registrant’s FY2008 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2007 (File No. 000-23262).

10.98	The Registrant’s FY2009 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.99*

Summary of the Registrant’s FY2008 Performance-Based Restricted Stock Bonus Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 28, 2007 (File No.

000-23262).

10.100*

Summary of the Registrant’s FY2009 Performance-Based Restricted Stock Bonus Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 24, 2008 (File No.

000-23262).

10.101*

Summary of the Registrant’s FY2010 Performance-Based Restricted Stock Bonus Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2009 (File No.

000-23262).

10.102	Lease Agreement, dated February 4, 2000, between Modus Media International, B.V. and ABN AMRO Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.103	Amendment to Lease Agreement and Waiver Letter, dated February 28, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. (formerly named ABN AMRO Onroerend Goed Lease en Financieringen B.V.) and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.104	Second Amendment to Lease Agreement and Waiver Letter, dated December 3, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.105	Waiver Letter, dated December 18, 2002, Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.106	Letter, dated June 26, 2003, regarding Extension of Second Amendment to Lease and Waiver Letter dated December 3, 2002, from Modus Media International, Inc. to BPF Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.100 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.107	Letter, dated October 6, 2003, regarding Extension of Second Amendment to Lease and Waiver Letter dated December 3, 2002, from Modus Media International, Inc. to BPF Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.108	Letter, dated October 31, 2003, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 23262).

10.109	Consulting Agreement, dated August 31, 2006, by and between the Registrant and David S. Wetherell is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2006 (File No. 000-23262).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
†	Confidential treatment requested with respect to certain portions.