Form 10-Q
period 2009-10-31
ModusLink Global Solutions Inc
filed 2009-12-10
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

As of December 1, 2009, there were 44,927,043 shares outstanding of the registrant’s Common Stock, $.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

(Unaudited)

	October 31, 2009	July 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$174,402	$168,767
Available-for-sale securities	284	440
Short-term investments	—	10,000
Accounts receivable, trade, net of allowance for doubtful accounts of $1,154 and $3,767, at October 31, 2009 and July 31, 2009, respectively	194,142	171,090
Inventories, net	71,037	63,023
Prepaid expenses and other current assets	10,135	12,773

Total current assets	450,000	426,093

Property and equipment, net	58,940	61,178
Investments in affiliates	12,514	12,369
Goodwill	25,708	25,708
Other intangible assets, net	21,748	23,120
Other assets	8,111	7,353

Total assets	$577,021	$555,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$64	$152
Accounts payable	135,990	122,125
Current portion of accrued restructuring	9,364	15,098
Accrued income taxes	1,155	1,803
Accrued expenses	47,920	42,277
Other current liabilities	4,969	5,793
Current liabilities of discontinued operations	1,666	1,866

Total current liabilities	201,128	189,114

Long-term portion of accrued restructuring	1,804	2,014
Obligations under capital leases, less current installments	69	194
Other long-term liabilities	16,899	16,490
Non-current liabilities of discontinued operations	2,235	2,411
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at October 31, 2009 and July 31, 2009	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 44,931,506 issued and outstanding shares at October 31, 2009; 45,652,078 issued and 45,086,746 outstanding shares at July 31, 2009	449	457
Additional paid-in capital	7,432,500	7,437,877
Treasury stock, at cost 565,332 shares at July 31, 2009	—	(3,813)
Accumulated deficit	(7,094,670)	(7,103,228)
Accumulated other comprehensive income	16,607	14,305

Total stockholders’ equity	354,886	345,598

Total liabilities and stockholders’ equity	$577,021	$555,821

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,
	2009	2008
Net revenue	$246,678	$291,412
Cost of revenue	210,664	263,342

Gross profit	36,014	28,070
Operating expenses:
Selling, general and administrative	22,958	31,078
Amortization of intangible assets	1,372	1,368
Restructuring and other, net	129	6,418

Total operating expenses	24,459	38,864

Operating income (loss)	11,555	(10,794)

Other income (expense):
Interest income	121	766
Interest expense	(127)	(240)
Other losses, net	(291)	(3,884)
Equity in losses of affiliates, net of impairments	(864)	(535)

Total other income (expense)	(1,161)	(3,893)

Income (loss) from continuing operations before income taxes	10,394	(14,687)
Income tax expense	1,881	4,033

Income (loss) from continuing operations	8,513	(18,720)
Discontinued operations, net of income taxes:
Income from discontinued operations	45	85

Net income (loss)	$8,558	$(18,635)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.19	$(0.41)
Income (loss) from discontinued operations	$—	$—

Net income (loss)	$0.19	$(0.41)

Shares used in computing basic earnings per share:	44,806	45,706

Shares used in computing diluted earnings per share:	44,921	45,706

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended October 31,
	2009	2008
Cash flows from operating activities of continuing operations:
Net income (loss)	$8,558	$(18,635)
Income from discontinued operations	45	85

Income (loss) from continuing operations	8,513	(18,720)
Adjustments to reconcile income (loss) from continuing operations to net cash used in continuing operations:
Depreciation	4,225	4,667
Amortization of intangible assets	1,372	1,368
Stock-based compensation	1,072	1,684
Non-operating losses, net	291	3,884
Equity in losses of affiliates	864	535
Changes in operating assets and liabilities, excluding effects from acquisition:
Trade accounts receivable, net	(19,858)	(25,671)
Inventories	(6,830)	(22,416)
Prepaid expenses and other current assets	2,746	1,505
Accounts payable, accrued restructuring and accrued expenses	9,383	16,517
Refundable and accrued income taxes, net	(702)	1,601
Other assets and liabilities	(2,407)	13,289

Net cash used in operating activities of continuing operations	(1,331)	(21,757)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(1,470)	(4,050)
Redemption of short-term investments	10,000	—
Proceeds from the sale of equity investments in affiliates	—	451
Investments in affiliates	(1,102)	(2,780)

Net cash provided by (used in) investing activities of continuing operations	7,428	(6,379)

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(213)	(163)
Proceeds from issuance of common stock	91	—
Repurchase of common stock	(2,713)	(3,275)

Net cash used in financing activities of continuing operations	(2,835)	(3,438)

Cash flows from discontinued operations:
Operating cash flows	(384)	(616)

Net cash used in discontinued operations	(384)	(616)

Net effect of exchange rate changes on cash and cash equivalents	2,757	(7,565)

Net increase (decrease) in cash and cash equivalents	5,635	(39,755)
Cash and cash equivalents at beginning of period	168,767	160,585

Cash and cash equivalents at end of period	$174,402	$120,830

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) NATURE OF OPERATIONS

ModusLink Global Solutions, Inc. (“ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”), ModusLink Open Channel Solutions, Inc. (“ModusLink OCS”) and ModusLink PTS, Inc. (“ModusLink PTS”), is a leader in global supply chain business process management serving technology-based clients in the computing, software, consumer electronics, storage and communications markets. The Company designs and executes critical elements in our clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of innovative service solutions, integrated operations, proven business processes, an expansive global footprint and world-class technology.

The Company had fiscal 2009 revenue of approximately $1.0 billion. As of October 31, 2009, the Company has an integrated network of strategically located facilities in various countries, including numerous sites throughout North America, Europe and Asia. The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986. ModusLink Global Solutions’ address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2009, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2009. The results for the three months ended October 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company has five operating segments: Americas; Asia; Europe; ModusLink OCS; and ModusLink PTS. The Company has three reportable segments, Americas, Asia and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment. In addition to its three reportable segments, the Company reports an “All other” category. The “All other” category represents the ModusLink OCS operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s subsidiary companies, administration costs related to the Company’s venture capital activities and any residual results of operations from previously divested operations.

In accordance with U.S. GAAP, all significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the fiscal quarter ended October 31, 2009, the Company has evaluated subsequent events for potential recognition and disclosure through December 10, 2009, the day of issuance of these financial statements. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended July 31, 2009.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified final Emerging Issues Task Force (“EITF”) consensus on the following issue: EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables”, which is also known as Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition Topic 605: “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 supersedes EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which is now codified in the Accounting Standards Codification (“ASC”) under Topic 605, “Revenue Recognition” (“ASC Topic 605”). ASU 2009-13 retains the criteria from ASC Topic 605 for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but removes the previous separation criterion under ASC Topic 605 that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on of after June 15, 2010. The Company is currently evaluating ASU 2009-13 and the impact, if any, that it may have on its results of operations or financial position.

In July 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is codified in the Accounting Standards Codification (“ASC”) under Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”). ASC Topic 105

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASC Topic 105 became effective for the Company during the first quarter of fiscal 2010.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is now codified in the ASC under Topic 825, “Financial Instruments” (“ASC Topic 825”). This standard extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the Company for the year ended July 31, 2009. Although our adoption did not materially impact our financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures which are included in Note 4.

(4) FAIR VALUE MEASUREMENTS

The Company utilizes the valuation hierarchy for disclosure of the inputs used to measure fair value in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASC Topic 820 establishes a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 inputs are observable, such as quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

ASC Topic 820 requires an entity to maximize the use of observable inputs where available and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures available-for-sale securities at fair value.

At October, 31, 2009 the Company’s available-for-sale securities, which are carried at fair value and measured on a recurring basis, are comprised of equity investments and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

As of October 31, 2009 and July 31, 2009, the fair values of our other financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term and long-term capital lease obligations, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments and our best estimate of interest rates currently available for similar debt instruments.

(5) CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Investments with maturities greater than 90 days but less than twelve months at the time of purchase are considered short-term and classified as available-for-sale.

(6) GOODWILL AND INTANGIBLE ASSETS

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

The Company’s goodwill of $25.7 million as of October 31, 2009 relates to the Company’s ModusLink OCS and ModusLink PTS reporting units. The Company conducted its annual impairment test on July 31, 2009 for the ModusLink OCS and ModusLink PTS reporting units. The Company completed step one of the annual impairment testing analysis and concluded that as of July 31, 2009, the goodwill related to ModusLink OCS and ModusLink PTS reporting units was not impaired.

During fiscal year 2009, the estimated fair values of our reporting units were evaluated using an income approach by calculating the present value of our estimated future cash flows. The Company determined the income approach was more representative of fair value. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures, and income tax cash flows. In developing an appropriate discount rate to apply in its estimated cash flow models the Company developed an estimate of its weighted average cost of capital. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company expects to conduct its next annual impairment test on July 31, 2010 for the ModusLink OCS and ModusLink PTS reporting units.

There have been no changes in the carrying amount of goodwill for the three months ended October 31, 2009. The carrying amount of goodwill allocated to the Company’s reportable segments as of October 31, 2009 is as follows:

	Americas	Asia	Europe	All Other	Consolidated Total
	(in thousands)
Balance as of October 31, 2009	$19,851	$—	$—	$5,857	$25,708

(7) SHARE-BASED PAYMENTS

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the three months ended October 31, 2009 and 2008, which was allocated as follows:

	Three Months Ended October 31,
	2009	2008
	(in thousands)
Cost of goods sold	$91	$131
Selling, general and administrative	981	1,553

	$1,072	$1,684

(8) OTHER LOSSES, NET

The following table reflects the components of “Other losses, net”:

	Three Months Ended October 31,
	2009	2008
	(in thousands)
Foreign currency exchange losses	$(271)	$(3,405)
Gain on sale of investments	—	452
Impairment of investment	—	(975)
Gain (loss) on disposal of assets	(16)	4
Other, net	(4)	40

	$(291)	$(3,884)

The Company recorded foreign exchange losses of approximately $0.3 million during the three months ended October 31, 2009. These net losses related primarily to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.5 million and $1.7 million in the Americas and Asia, respectively, offset by realized and unrealized gains of approximately $1.9 million in Europe.

The Company recorded foreign exchange losses of approximately $3.4 million during the three months ended October 31, 2008. These net losses related primarily to realized and unrealized gains and losses from foreign currency exposures and settled transactions of approximately $1.3 million and $7.0 million in the Americas and Europe, respectively, partially offset by $4.6 million of foreign exchange gains in Asia. Also, during the three months ended October 31, 2008, the Company recorded a net loss on the sale of investments of $0.5 million. The $0.5 million loss was the result of a write-off of an investment in a private company for $1.0 million, offset by a gain of $0.5 million. The $1.0 million write-off was due to the carrying value of the investment exceeding the estimated value of the investment. The $0.5 million gain was recorded to adjust a previously recorded gain on the acquisition by a third party of Avamar Technologies, Inc., due to the satisfaction of conditions leading to the release of funds held in escrow. Avamar Technologies, Inc. was an @Ventures portfolio company that was acquired by a third party in a previous reporting period.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(9) RESTRUCTURING AND OTHER CHARGES

The following table summarizes the activity in the restructuring accrual for the three months ended October 31, 2009:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2009	$6,842	$10,270	$—	$17,112

Restructuring charges	—	—	—	—
Restructuring adjustments	(53)	182	—	129
Cash paid	(2,743)	(3,607)	—	(6,350)
Non-cash adjustments	—	277	—	277

Accrued restructuring balance at October 31, 2009	$4,046	$7,122	$—	$11,168

It is expected that the payments of employee-related charges will be substantially completed by July 31, 2010. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the current and previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by March 2014.

The net restructuring charges for the three months ended October 31, 2009 and 2008 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended October 31,
	2009	2008
	(in thousands)
Cost of revenue	$133	$5,139
Selling, general and administrative	(4)	1,279

	$129	$6,418

During the three months ended October 31, 2009, the Company recorded a net restructuring charge of approximately $0.1 million due to changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

During the three months ended October 31, 2008, the Company recorded a net restructuring charge of approximately $6.4 million. This charge resulted primarily from a plan for a workforce reduction of approximately 500 employees, which was approved by management during the first quarter of fiscal year 2009. As a result of the plan, the Company recognized a $6.8 million pre-tax restructuring charge related to the workforce reduction for severance payments. The majority of all actions related to the plan were completed by the fourth quarter of fiscal year 2009. The Company estimates that all payments related to the plan for workforce reductions will be completed by July 31, 2010. The restructuring charge for the plan was offset by $0.4 million in reductions to estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

The following table summarizes the restructuring accrual by reportable segment and the Corporate-level activity for the three months ended October 31, 2009:

	Americas	Asia	Europe	All Other	Corporate-level Activity	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2009	$8,104	$410	$7,734	$404	$460	$17,112

Restructuring charges	—	—	—	—	—	—
Restructuring adjustments	129	—	—	—	—	129
Cash paid	(3,887)	(266)	(2,029)	(110)	(58)	(6,350)
Non-cash adjustments	277	—	—	—	—	277

Accrued restructuring balance at October 31, 2009	$4,623	$144	$5,705	$294	$402	$11,168

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(10) SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance; the Company has three reportable operating segments, Americas, Asia, and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment. In addition to its three reportable operating segments, the Company reports an All other category. The All other category represents activity of the Company’s ModusLink OCS operating segment. The Company also has Corporate-level activity consisting primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s subsidiary companies and administration costs related to the Company’s venture capital investing. The All other category’s balance sheet information includes ModusLink OCS. The Corporate-level activity balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating segments.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended October 31,
	2009	2008
	(in thousands)
Net revenue:
Americas	$85,138	$92,981
Asia	75,566	83,890
Europe	83,084	110,654
All other	2,890	3,887

	$246,678	$291,412

Operating income (loss):
Americas	$(583)	$(9,052)
Asia	15,443	11,108
Europe	320	(9,149)
All other	78	580

Total Segment operating income (loss)	15,258	(6,513)
Corporate-level activity	(3,703)	(4,281)

Total Operating income (loss)	$11,555	$(10,794)

Adjusted operating income (loss):
Americas	$1,977	$(5,170)
Asia	17,168	13,747
Europe	1,933	(2,706)
All other	383	881

Total Segment Adjusted operating income (loss)	21,461	6,752
Corporate-level activity	(3,108)	(3,409)

Total Adjusted operating income (loss)	$18,353	$3,343

Adjusted operating income (loss)	$18,353	$3,343
Adjustments:
Depreciation	(4,225)	(4,667)
Amortization of intangible assets	(1,372)	(1,368)
Stock-based compensation	(1,072)	(1,684)
Restructuring and other, net	(129)	(6,418)

Operating income (loss)	11,555	(10,794)

Other expense, net	(1,161)	(3,893)
Income tax expense	1,881	4,033
Income from discontinued operations	45	85

Net income (loss)	$8,558	$(18,635)

	October 31, 2009	July 31, 2009
	(in thousands)
Total assets of continuing operations:
Americas	$183,730	$180,788
Asia	182,538	187,836
Europe	142,242	118,338
All other	28,915	24,429

Sub-total	537,425	511,391
Corporate-level activity	39,595	44,430

	$577,020	$555,821

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of October 31, 2009, approximately 71%, 13% and 16% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2009, approximately 72%, 13% and 15%, of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of October 31, 2009, approximately, $10.1 million, $8.1 million, $7.6 million and $3.7 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands and China, respectively. As of July 31, 2009, approximately, $10.1 million, $7.9 million, $6.5 million and $4.0 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands and China, respectively.

The Company generated revenue of approximately $51.1 million and $38.5 million in China and the Netherlands, respectively, from external customers during the three months ended October 31, 2009. The Company generated revenue of approximately $56.7 million and $51.0 million in China and the Netherlands, respectively, from external customers during the three months ended October 31, 2008.

(11) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.” The Company adopted ASC Topic 260-10, formerly FASB Staff Position EITF No, 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities effective August 1, 2009. Under ASC Topic 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Certain of the Company’s restricted stock are considered participating securities because they contain non-forfeitable rights to dividend equivalents.

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per share for the three months ended October 31, 2009 and 2008.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended October 31,
	2009	2008
	(in thousands)
BASIC
Net income (loss)	$8,558	$(18,635)
Less net income allocable to participating restricted stock	(57)	—

Net income (loss) available for basic common shares	$8,501	$(18,635)

Weighted average common shares outstanding	44,806	45,706

Basic net income (loss) per common share	$0.19	$(0.41)

DILUTED
Net income (loss)	$8,558	$(18,635)
Less net income allocable to participating restricted stock	(57)	—

Net income (loss) available for diluted common shares	$8,501	$(18,635)

Weighted average common shares outstanding	44,806	45,706
Weighted average common equivalent shares arising from:
dilutive stock options	116	—

Weighted-average number of common and potential common shares	44,921	45,706

Diluted net income (loss) per common share	$0.19	$(0.41)

For the three months ended October 31, 2009, approximately 1.8 million common stock equivalent shares and 0.1 million nonvested shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

Approximately 2.3 million common stock equivalent shares and 0.3 million nonvested shares were excluded from the denominator in the calculation of diluted earnings per share for the three months ended October 31, 2008, as the Company has recorded a net loss for the three months ended October 31, 2008.

(12) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, were as follows:

	Three Months Ended October 31,
	2009	2008
	(in thousands)
Net income (loss)	$8,558	$(18,635)

Net unrealized holding loss on securities	(249)	(1,126)
Foreign currency translation adjustment	2,551	(5,107)
Minimum pension liability adjustment	—	(433)

Comprehensive income (loss)	$10,860	$(25,301)

The components of accumulated other comprehensive income was as follows:

	October 31, 2009	July 31, 2009
	(in thousands)
Net unrealized holding losses on securities	$(300)	$(51)
Cumulative foreign currency translation adjustment	14,470	11,919
Minimum pension liability adjustment	2,437	2,437

Accumulated other comprehensive income	$16,607	$14,305

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(13) INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by both the moving average and the first-in, first-out (“FIFO”) methods. Materials that the Company typically procures on behalf of its clients that are included in inventory include materials such as compact discs, printed materials, manuals, labels, hardware accessories, hard disk drives, consumer packaging, shipping boxes and labels, and power cords and cables for client-owned electronic devices.

Inventories consisted of the following:

	October 31, 2009	July 31, 2009
	(in thousands)
Raw materials	$48,178	$42,349
Work-in-process	4,794	5,482
Finished goods	18,065	15,192

	$71,037	$63,023

(14) CONTINGENCIES

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

(15) SHARE REPURCHASE PROGRAMS

In June 2009, the Company’s Board of Directors authorized the repurchase of up to $15.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over a twelve month period (the “Repurchase Program”). The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Repurchase Program may be suspended or discontinued at any time. It is the Company’s intention to retire and return any repurchased shares to the Company’s authorized, but not issued or outstanding common stock. The Repurchase Program is funded using the Company’s working capital. As of October 31, 2009, the Company had repurchased an aggregate of approximately 0.9 million shares at a cost of approximately $6.3 million under the Repurchase Program.

In September 2007, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over a period of 18 months (the “2008 Repurchase Program”). The 2008 Repurchase Program was funded using the Company’s working capital. During the quarter ended January 31, 2009, the Company discontinued the 2008 Repurchase Program. Prior to the discontinuation of the 2008 Repurchase Program, the Company had repurchased an aggregate of 3.5 million shares of common stock at a cost of approximately $38.3 million.

(16) INCOME TAXES

As of October 31, 2009 and July 31, 2009, the liability for unrecognized tax benefits related to various federal, state, and foreign income tax matters was $6.5 million and $6.2 million, respectively. Effective August 1, 2009, the Company adopted the provisions within ASC Topic 805, Business Combinations. As a result, to the extent the unrecognized tax benefits are recognized, the entire amount would impact the effective tax rate. As of October 31, 2009 and July 31, 2009, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amount of $84,000 for both periods. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next 12 months. For the three months ended October 31, 2009, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using enacted rates in those jurisdictions.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2006 through July 31, 2009. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the European and Asian regions. In Europe, the Company’s 2003 through 2009 tax years remain subject to examination in most locations, while the Company’s 1998 through 2009 tax years remain subject to examination in most Asian locations.

(17) @VENTURES INVESTMENTS

The Company maintains interests in several privately held companies primarily through its interests in two venture capital funds which invest as “@Ventures.” The Company invests in early stage technology companies. These investments are generally made in

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

connection with a round of financing with other third-party investors. During the three months ended October 31, 2009, approximately $1.1 million was invested by @Ventures. At October 31, 2009, the Company’s carrying value of investments in privately held companies was approximately $12.5 million. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates, net of impairments” in the Company’s Consolidated Statement of Operations.

(18) SUBSEQUENT EVENT

On December 8, 2009, the Company acquired Tech for Less LLC (“TFL”) for approximately $30.0 million in cash and an additional $10.0 million performance-based consideration if certain financial performance measures are met in calendar 2010. TFL acquires returned and excess technology products from retailers, e-tailers, distributors and manufacturers. TFL tests and repairs the merchandise and remarkets it to consumers through its website and other direct channels. TFL provides the Company with a business-to-consumer asset recovery channel for technology products. TFL also extends the Company’s aftermarket solution offering, which is designed to manage the complete range of post-sales activities for high-tech companies, from customer service, technical support and multichannel returns management to testing, repair and asset disposition.

The acquisition of TFL will be recorded during the second quarter of fiscal 2010 in accordance with ASC Topic 805. It is estimated that a significant portion of the purchase price will be allocated to amortizable intangible assets and to goodwill. The acquisition of TFL is not material to the Company’s results of operations, financial position or cash flows.

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

Overview

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”), ModusLink Open Channel Solutions, Inc. (“ModusLink OCS”) and ModusLink PTS, Inc. (“ModusLink PTS”), is a leader in global supply chain business process management serving technology-based clients in such markets as computing, software, consumer electronics, storage and communications. The Company designs and executes critical elements in our clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of industry expertise, innovative service solutions, integrated operations, proven business processes, expansive global footprint and world class technology.

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “adjusted operating income (loss),” which is defined as operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets, stock-based compensation and other changes not related to our baseline operating results. See Note 10 of the notes to the condensed consolidated financial statements included in Item 1 above for segment information, including a reconciliation of adjusted operating income (loss) to net income (loss).

We have developed a long-term set of strategic initiatives and an operating plan focused on increasing both revenue and profitability. We view the continued development of our global operational infrastructure and footprint as a primary source of differentiation in the market place. We believe that by leveraging our global footprint we will be able to optimize our clients’ supply chains using multi-facility, multi-geographic solutions.

Our focus during fiscal 2010 remains consistent with the continued execution against our long-term strategic plan, and implementation of the following initiatives which are designed to achieve our long-term goals:

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

Increase the value delivered to clients through service expansion. During fiscal year 2010, we have continued to focus on and invest in expanding and further developing our e-commerce, aftermarket and certain other offerings, which we believe will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect these solutions will continue to enhance our gross margins and drive greater profitability. Furthermore, we believe that the addition of new services to existing clients will strengthen our relationship with these clients, and further integrate us with their business.

Drive operational efficiencies throughout our organization. Our strategy is to operate an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution enables clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe that our clients benefit from our global integrated business solution. We also reduce our operating costs while implementing operational efficiencies throughout the Company. We expect that our lean sigma continuous improvement program will drive further operational efficiencies in the future. The lean sigma continuous improvement program is aimed at reducing our overall costs, increasing efficiencies and improving capacity utilization. The program consists of standardized training for the Company’s employees in the lean sigma fundamentals (which include six sigma and “lean” methodology approaches) including standard tools to support the identification and elimination of waste and variability and applying these methods to operational and administrative tasks. As noted, the training enables employees to identify and implement projects to improve efficiency, productivity and eliminate waste through ongoing improvement efforts. We believe this initiative will yield improved process standardization and operating efficiency gains, as well as lower our long-term operating costs.

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

During the prior fiscal year ended July 31, 2009, the Company saw a weakening in the business environment and global economy. Management believes that the declines in revenue during the first fiscal quarter ended October 31, 2009 compared with the first quarter of fiscal 2009 are in large part due to the current global economic environment. During fiscal 2009, ModusLink implemented restructuring plans to better position the Company for the long-term, given the ongoing challenging economic environment. The cost cutting actions that were taken during fiscal year 2009 as a result of the general economic decline included the elimination of approximately 500 jobs and the closing of certain facilities. For the three months ended October 31, 2009, the Company recorded restructuring charges of $0.1 million due to changes in underlying assumptions of initial estimates of previously recorded restructuring plans.

For the three months ended October 31, 2009, the Company reported net revenue of $246.7 million, operating income of $11.6 million, income from continuing operations before income taxes of $10.4 million, net income of $8.6 million and a gross margin percentage of 14.6%. Net income for the three months ended October 31, 2009 reflects an impairment charge of $0.3 million recorded on a certain investment included in the @Ventures investment portfolio. We currently conduct business in The Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia and Mexico in addition to our United States operations. At October 31, 2009, we had cash and cash equivalents, available-for-sale securities and short-term investments of $174.7 million, and working capital of $248.9 million.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and the continued economic decline affecting the world economy. In addition, the drop in consumer demand for our clients’ products has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The market for our supply chain management services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their gross margins and profitability. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. As a result of these competitive and client pressures the gross margins in our business are low. During the three months ended October 31, 2009, our gross margin percentage was 14.6%. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally react to margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three months ended October 31, 2009, sales to Hewlett-Packard accounted for approximately 28% of our consolidated net revenue. For the three months ended October 31, 2008, sales to Hewlett-Packard and SanDisk Corporation accounted for approximately 23% and 11%, respectively of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

Basis of Presentation

The Company has five operating segments: Americas; Asia; Europe; ModusLink OCS; and ModusLink PTS. The Company has three reportable segments, Americas, Asia and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment. In addition to its three reportable segments, the Company reports an All other category. The All other category represents the ModusLink OCS operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not fully allocated to the Company’s subsidiary companies, administration costs related to the Company’s venture capital activities and any residual results of operations from previously divested operations.

In accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions and balances have been eliminated in consolidation.

Results of Operations

Three months ended October 31, 2009 compared to the three months ended October 31, 2008

Net Revenue:

	Three Months Ended October 31, 2009	As a % of Total Net Revenue	Three Months Ended October 31, 2008	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$85,138	34.5%	$92,981	31.9%	$(7,843)	(8.4)%
Asia	75,566	30.6%	83,890	28.8%	(8,324)	(9.9)%
Europe	83,084	33.7%	110,654	38.0%	(27,570)	(24.9)%
All other	2,890	1.2%	3,887	1.3%	(997)	(25.6)%

Total	$246,678	100.0%	$291,412	100.0%	$(44,734)	(15.4)%

Net revenue decreased by approximately $44.7 million during the three months ended October 31, 2009, as compared to the same period in the prior year. This $44.7 million decrease was primarily a result of lower revenue due to a decline in volumes from certain client programs due to the economic downturn, partially offset by new business. Approximately $140.0 million of the net revenue for the three months ended October 31, 2009 related to the procurement and re-sale of materials on behalf of our clients as compared to $178.3 million for the three months ended October 31, 2008.

During the three months ended October 31, 2009, net revenue in the Americas region decreased by approximately $7.8 million. This decrease resulted primarily from declines in client order volumes of the base business due to the economic downturn. Within the Asia region, the net revenue decrease of approximately $8.3 million resulted primarily from a decrease in client order volumes. Within the Europe region, net revenue decreased by approximately $27.6 million primarily due to declines in client order volumes due to the economic downturn.

A significant portion of our client base operates in the technology sector, which is intensely competitive and very volatile. Our clients’ order volumes vary from quarter to quarter for a variety of reasons, including market acceptance of their new product introductions and overall demand for their products including seasonality factors. This business environment, and our mode of transacting business with our clients, does not lend itself to precise measurement of the amount and timing of future order volumes, and as a result, future consolidated and segment sales volumes and revenues could vary significantly from period to period. We sell primarily on a purchase order basis, rather than pursuant to contracts with minimum purchase requirements. These purchase orders are generally for quantities necessary to support near-term demand for our clients’ products.

Cost of Revenue:

	Three Months Ended October 31, 2009	As a % of Segment Net Revenue	Three Months Ended October 31, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$79,470	93.3%	$93,436	100.5%	$(13,966)	(14.9)%
Asia	53,777	71.2%	63,861	76.1%	(10,084)	(15.8)%
Europe	76,221	91.7%	104,650	94.6%	(28,429)	(27.2)%
All other	1,196	41.4%	1,395	35.9%	(199)	(14.3)%

Total	$210,664	85.4%	$263,342	90.4%	$(52,678)	(20.0)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $52.7 million for the three months ended October 31, 2009, as compared to the three months ended October 31, 2008. Gross margins for the first quarter of fiscal 2010 were 14.6% as compared to 9.6% in the prior year quarter. This increase is attributable to increased productivity and cost reduction actions that were initiated during fiscal year 2009 and a change in customer mix and product mix associated with the levels of procurement and re-sale of materials on behalf of our customers.

For the three months ended October 31, 2009, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 6.7%, 28.8% and 8.3%, as compared to (0.5)%, 23.9% and 5.4%, respectively, for the same period of the prior year. The 720 basis-point increase in gross margin within the Americas region is attributed to increased productivity, a change in product mix and the impact of cost reduction actions initiated during fiscal year 2009. Within the Asia region, the 490 basis-point increase in gross margin is primarily attributed to a change in work mix. Within the Europe region, the 290 basis-point increase in gross margin was primarily due to increased productivity, changes in the work mix, and the impact of cost reduction actions initiated during fiscal year 2009, partially offset by a negative impact of foreign currency translation.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures.

Selling, General and Administrative Expenses:

	Three Months Ended October 31, 2009	As a % of Segment Net Revenue	Three Months Ended October 31, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$5,367	6.3%	$6,783	7.3%	$(1,416)	(20.9)%
Asia	5,976	7.9%	7,831	9.3%	(1,855)	(23.7)%
Europe	6,544	7.9%	10,518	9.5%	(3,974)	(37.8)%
All other	1,368	47.3%	1,665	42.8%	(297)	(17.8)%

Sub-total	19,255	7.8%	26,797	9.2%	(7,542)	(28.1)%
Corporate-level activity	3,703	—	4,281	—	(578)	(13.5)%

Total	$22,958	9.3%	$31,078	10.7%	$(8,120)	(26.1)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended October 31, 2009 decreased by approximately $8.1 million compared to the three month period ended October 31, 2008, primarily as a result of a $3.9 million decline in employee-related costs, a $1.6 million decline in bad debt expense, a $0.7 million decline in Enterprise Resource Planning (“ERP”) system implementation costs, a $0.5 million decline in travel expenses and a $0.4 million decline in depreciation expense.

Amortization of Intangible Assets:

	Three Months Ended October 31, 2009	As a % of Segment Net Revenue	Three Months Ended October 31, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$756	0.9%	$752	0.8%	$4	0.5%
Asia	369	0.5%	369	0.4%	—	—
Europe	—	—	—	—	—	—
All other	247	8.5%	247	6.4%	—	—

Total	$1,372	0.6%	$1,368	0.5%	$4	0.3%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., ModusLink OCS and ModusLink PTS. These intangible assets are being amortized over lives ranging from 1 to 10 years.

Restructuring and Other, net:

	Three Months Ended October 31, 2009	As a % of Segment Net Revenue	Three Months Ended October 31, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$129	0.2%	$1,061	1.1%	$(932)	(87.8)%
Asia	—	—	721	0.9%	(721)	(100.0)%
Europe	—	—	4,636	4.2%	(4,636)	(100.0)%
All other	—	—	—	—	—	—

Total	$129	0.1%	$6,418	2.2%	$(6,289)	(98.0)%

During the three months ended October 31, 2009, the Company recorded a net restructuring charge of approximately $0.1 million due to changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

During the three months ended October 31, 2008, the Company recorded net restructuring charges of approximately $6.4 million. During the first quarter of fiscal year 2009, management approved a plan for a workforce reduction of approximately 500 employees. As a result of the plan, the Company recognized a $6.8 million pre-tax restructuring charge related to severance payments for the workforce reduction. The majority of all actions related to the plan were completed by the end of the fourth quarter of fiscal year 2009. The Company estimates that all payments related to the plan for workforce reductions will be completed by the end of the fiscal year 2010. The restructuring charge for the plan was offset by $0.4 million in reductions to estimates for previously recorded employee related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

Interest Income/Expense:

During the three months ended October 31, 2009, interest income decreased to $0.1 million from $0.8 million for the three months ended October 31, 2008. The decrease in interest income was the result of lower average interest rates during the current period compared to the same period in the prior fiscal year.

Interest expense totaled approximately $0.1 million and $0.2 million for the three months ended October 31, 2009 and 2008, respectively. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Losses, net:

Other losses, net were approximately $0.3 million for the three months ended October 31, 2009. During the three months ended October 31, 2009, the Company recorded foreign exchange losses of approximately $0.3 million due to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe.

During the three months ended October 31, 2008, other losses, net were a net loss of approximately $3.9 million. During the three months ended October 31, 2008, the Company recorded foreign currency transaction losses of approximately $3.4 million and a $1.0 million impairment of an investment, which were partially offset by approximately $0.5 million of gains on the sale of investments. The $0.5 million gain was the result of an adjustment to a previously recorded gain on the acquisitions by a third party of Avamar Technologies, Inc., due to the satisfaction of conditions leading to the release of funds held in escrow. Avamar Technologies, Inc. was an @Ventures portfolio company that was acquired by a third party in a previous reporting period.

Equity in Losses of Affiliates, net of Impairments:

Equity in losses of affiliates, net of impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates increased to a loss of $0.9 million for the three months ended October 31, 2009 from a loss of $0.5 million for the same period in the prior fiscal year, primarily as a result of net losses recognized by certain affiliate companies, and a $0.3 million impairment charge recorded on a certain investment included in the @Ventures portfolio of companies in the current period.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary. Based on the Company’s evaluation, it recorded a $0.3 million impairment charge for the three months ended October 31, 2009 related to its investment in a privately held company. This impairment charge is included in “Equity in losses of affiliates, net of impairments” in the Company’s Consolidated Statement of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $12.5 million of investments in affiliates at October 31, 2009 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.3 million to $2.5 million.

Income Tax Expense:

During the three months ended October 31, 2009, the Company recorded income tax expense of approximately $1.9 million, as compared to income tax expense of $4.0 million for same period in the prior fiscal year. For the three months ended October 31, 2009, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. For the three months ended October 31, 2009 and 2008, the Company’s U.S. taxable income, and the taxable income for certain foreign locations, was offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of its securities, returns generated by our venture capital investments and borrowings from lending institutions. As of October 31, 2009, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $174.4 million. In addition, ModusLink has a revolving credit agreement (the “Loan Agreement”) with a bank syndicate. The Loan Agreement, as amended to date, is a $35.0 million revolving credit facility, with a scheduled maturity of January 31, 2010. Advances under the Loan Agreement may be in the form of loans or letters of credit. At October 31, 2009, the Company did not have any debt outstanding and had letters of credit for $0.1 million outstanding under the Loan Agreement. Interest on the revolving credit facility is based on the London Interbank Offered Rate “LIBOR” plus a margin of 2.50%. The Loan Agreement is secured by the assets of ModusLink and includes certain restrictive financial covenants, which include balance sheet leverage, liquidity and profitability measures and restrictions that limit the ability of ModusLink, among other things, to merge, or acquire or sell assets without prior approval from the lenders. While we expect to seek a new Loan Agreement by January 31, 2010, there can be no assurances that we will be able to replace the Loan Agreement on terms that are acceptable to us, or at all. In addition, ModusLink maintains credit facilities of approximately $3.4 million and $0.9 million with Japanese and Taiwanese banks, respectively. No amounts were outstanding under these facilities at October 31, 2009. The Company’s working capital at October 31, 2009 was approximately $248.9 million.

Cash used in operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities of continuing operations was $1.3 million and $21.8 million for the three months ended October 31, 2009 and 2008, respectively. The $20.5 million decrease in cash used in operating activities of continuing operations for the three months ended October 31, 2009 compared with the same period in the prior year was due to a $22.6 million increase in income (loss) from continuing operations as adjusted for non-cash items, improved working capital of $14.3 million, an increase of prepaid expenses and other current assets of $1.2 million, partially offset by a decrease in other assets and liabilities of $15.7 million and a decrease in refundable accrued income taxes of $2.3 million. During the three months ended October 31, 2009, non-cash items included depreciation expense of $4.2 million, stock-based compensation of $1.1 million, amortization of intangible assets of $1.4 million and non-operating losses, net, of $0.3 million. The cash used in operating activities of continuing operations for the three months ended October 31, 2008 was primarily driven by a loss from continuing operations of $18.7 million. Cash flow from operating activities of continuing operations for the three months ended October 31, 2008 included an increase in accounts receivable and inventories of approximately $25.7 million and $22.4 million, respectively, with a corresponding increase in accounts payable, accrued restructuring and accrued expenses of $16.5 million, primarily related to seasonality based demand and ramp up of new business.

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

Investing activities of continuing operations provided cash of $7.4 million for the three months ended October 31, 2009 and used cash of $6.4 million for the three months ended October 31, 2008. The $7.4 million of cash provided by investing activities during the three months ended October 31, 2009 resulted primarily from $10.0 million of proceeds from the maturity of short-term investments. This source of cash was offset by $1.1 million of investments in affiliates and $1.5 million in capital expenditures. The $6.4 million of cash used in investing activities during the three months ended October 31, 2008 resulted primarily from $4.1 million of capital expenditures and $2.8 million of investments in affiliates. As of October 31, 2009, the Company had a carrying value of $12.5 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities of continuing operations used cash of $2.8 million and $3.4 million for the three months ended October 31, 2009 and 2008, respectively. The $2.8 million of cash used for financing activities of continuing operations during the three months ended October 31, 2009 primarily related to $2.7 million of cash used to repurchase the Company’s common stock and $0.2 million of capital lease repayments. The $3.4 million of cash used for financing activities of continuing operations during the three months ended October 31, 2008 primarily related to $3.3 million of cash used to repurchase the Company’s common stock and $0.2 million of capital lease repayments. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used for discontinued operations totaled $0.4 million and $0.6 million for the three months ended October 31, 2009 and 2008, respectively, primarily for ongoing lease obligations.

Given the Company’s cash resources as of October 31, 2009, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. There are no material capital expenditure requirements as of October 31, 2009. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009. The Company’s gross liability for unrecognized tax benefits was approximately $6.5 million and $6.0 million, respectively, including approximately $84,000 and $52,000, respectively, of accrued interest and penalties as of October 31, 2009 and 2008. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

The Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of October 31, 2009, the Company had no recorded liabilities with respect to these arrangements.

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

Critical Accounting Policies

The preparation of our quarterly financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation expense, inventories, investments, income taxes, restructuring, impairment of long-lived assets, goodwill and other intangible assets, contingencies and litigation. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: preparing investment valuations; determining discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; determining future lease assumptions related to restructured facility lease obligations; and establishing income tax liabilities are the estimates most likely to have a material impact on our financial position and the results of operations. Some accounting policies may have a significant impact on amounts reported in these financial statements. During the three months ended October 31, 2009, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified final Emerging Issues Task Force (“EITF”) consensus on the following issue: EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”), which is also known as Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition Topic 605: “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 supersedes EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which is now codified in the Accounting Standards Codification (“ASC”) under Topic 605, “Revenue Recognition” (“ASC Topic 605”). ASU 2009-13 retains the criteria from ASC Topic 605 for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but removes the previous separation criterion under ASC Topic 605 that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on of after June 15, 2010. The Company is currently evaluating ASU 2009-13 and the impact, if any, that it may have on its results of operations or financial position.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is codified in the Accounting Standards Codification (“ASC”) under Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”). ASC Topic 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASC Topic 105 became effective for the Company during the first quarter of fiscal 2010.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is now codified in the ASC under Topic 825, “Financial Instruments” (“ASC Topic 825”). This standard extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the Company for the year ended July 31, 2009. Although our adoption did not materially impact our financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures.

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

Interest Rate Risk

At October 31, 2009, ModusLink had no outstanding borrowings under its Loan Agreement with a bank syndicate and the Company had no open derivative positions with respect to its borrowing arrangements.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to greater exposure from significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of October 31, 2009, the Company did not have any derivative financial instruments.

Revenues from our foreign operating segments accounted for approximately 64% of total revenues during the three months ended October 31, 2009. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended October 31, 2009, we recorded foreign currency translation gains of approximately $2.6 million which are recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three months ended October 31, 2009, we recorded realized and unrealized foreign currency transaction losses of approximately $0.3 million which are recorded in “Other gains (losses), net” in our consolidated statement of operations.

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

There have not been any material changes from the risk factors previously disclosed in the “Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended July 31, 2009. In addition to the other information set forth in this report, including in the first paragraph under “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company of its common stock during the quarter ended October 31, 2009:

Period	Total Number of Shares Repurchased (1)		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1, 2009-August 31, 2009	44,664	(3)	$7.12	21,810	$11,047,145
September 1, 2009-September 30, 2009	4,576	(4)	$8.95	N/A	$11,047,145
October 1, 2009-October 31, 2009	279,647	(5)	$8.38	277,000	$8,717,187

(1)	The Company repurchased an aggregate of 298,810 shares of its common stock during the quarter ended October 31, 2009 pursuant to the repurchase program announced in June 2010 (the “Program”). The Company has repurchased an aggregate of 864,142 shares of common stock through October 31, 2009 pursuant to the Program.
(2)	In June 2009, the Company was authorized to repurchase up to $15.0 million of its common stock from time to time on the open market or in privately negotiated transactions under the Program over a 12 month period ending in June 2010. The Program may be suspended or discontinued at any time.
(3)	Includes 22,854 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.
(4)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.
(5)	Includes 2,647 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 5.	Other Information.

During the quarter ended October 31, 2009, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: December 10, 2009	By:	/S/ STEVEN G. CRANE
Steven G. Crane Chief Financial Officer

EXHIBIT INDEX

10.1	ModusLink Global Solutions, Inc. FY 2010 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 16, 2009 (File No. 000-23262).

10.2	Amendment No. 5 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed October 23, 2009 (File No. 000-23262).

10.3	Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated as of October 9, 2009, by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holding Corp., Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and The PrivateBank and Trust Company (as successor by assignment to RBS Citizens, National Association (f/k/a Citizens Bank of Massachusetts)).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.