Form 10-Q
period 2010-01-31
ModusLink Global Solutions Inc
filed 2010-03-12
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

As of March 5, 2010, there were 44,294,317 shares outstanding of the registrant’s Common Stock, $.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

(Unaudited)

	January 31, 2010	July 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$163,970	$168,767
Available-for-sale securities	284	440
Short-term investments	—	10,000
Accounts receivable, trade, net of allowance for doubtful accounts of $1,257 and $3,767, at January 31, 2010 and July 31, 2009, respectively	150,311	171,090
Inventories, net	67,107	63,023
Prepaid expenses and other current assets	13,060	12,773

Total current assets	394,732	426,093

Property and equipment, net	56,348	61,178
Investments in affiliates	13,180	12,369
Goodwill	42,007	25,708
Other intangible assets, net	27,509	23,120
Other assets	9,741	7,353

Total assets	$543,517	$555,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$54	$152
Accounts payable	112,756	122,125
Current portion of accrued restructuring	7,021	15,098
Accrued income taxes	1,377	1,803
Accrued expenses	43,259	42,277
Other current liabilities	5,817	5,793
Current liabilities of discontinued operations	1,602	1,866

Total current liabilities	171,886	189,114

Long-term portion of accrued restructuring	1,686	2,014
Obligations under capital leases, less current installments	64	194
Other long-term liabilities	16,437	16,490
Non-current liabilities of discontinued operations	2,057	2,411
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at January 31, 2010 and July 31, 2009	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 44,293,804 issued and outstanding shares at January 31, 2010; 45,652,078 issued and 45,086,746 outstanding shares at July 31, 2009	443	457
Additional paid-in capital	7,427,477	7,437,877
Treasury stock, at cost 565,332 shares at July 31, 2009	—	(3,813)
Accumulated deficit	(7,092,103)	(7,103,228)
Accumulated other comprehensive income	15,570	14,305

Total stockholders’ equity	351,387	345,598

Total liabilities and stockholders’ equity	$543,517	$555,821

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Net revenue	$235,488	$260,461	$482,167	$551,874
Cost of revenue	203,954	228,240	414,619	491,583

Gross profit	31,534	32,221	67,548	60,291
Operating expenses:
Selling, general and administrative	23,917	26,003	46,874	57,081
Amortization of intangible assets	1,599	1,372	2,972	2,740
Impairment of goodwill	—	164,682	—	164,682
Restructuring, net	36	656	165	7,074

Total operating expenses	25,552	192,713	50,011	231,577

Operating income (loss)	5,982	(160,492)	17,537	(171,286)

Other income (expense):
Interest income	82	451	203	1,217
Interest expense	(158)	(177)	(285)	(417)
Other gains (losses), net	(289)	5,799	(580)	1,915
Equity in (losses) of affiliates and impairments	(848)	(10,975)	(1,712)	(11,510)

Total other income (expense)	(1,213)	(4,902)	(2,374)	(8,795)

Income (loss) from continuing operations before income taxes	4,769	(165,394)	15,163	(180,081)
Income tax expense	2,174	3,455	4,055	7,489

Income (loss) from continuing operations	2,595	(168,849)	11,108	(187,570)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(29)	74	16	159

Net income (loss)	$2,566	$(168,775)	$11,124	$(187,411)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.06	$(3.73)	$0.25	$(4.12)
Income (loss) from discontinued operations	$—	$—	$—	$—

Net income (loss)	$0.06	$(3.73)	$0.25	$(4.12)

Shares used in computing basic earnings (loss) per share:	44,208	45,256	44,504	45,498

Shares used in computing diluted earnings (loss) per share:	44,301	45,256	44,623	45,498

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended January 31,
	2010	2009
Cash flows from operating activities of continuing operations:
Net income (loss)	$11,124	$(187,411)
Income from discontinued operations	16	159

Income (loss) from continuing operations	11,108	(187,570)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations:
Depreciation	8,450	9,446
Impairment of goodwill	—	164,682
Amortization of intangible assets	2,972	2,740
Stock-based compensation	2,396	3,044
Non-operating losses (gains)	580	(1,915)
Equity in losses of affiliates and impairments	1,712	11,510
Changes in operating assets and liabilities, excluding effects from acquisition:
Trade accounts receivable, net	21,940	9,518
Inventories	949	(721)
Prepaid expenses and other current assets	992	1,808
Accounts payable, accrued restructuring and accrued expenses	(18,359)	(26,704)
Refundable and accrued income taxes, net	(1,129)	892
Other assets and liabilities	(1,525)	16,176

Net cash provided by operating activities of continuing operations	30,086	2,906

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(3,438)	(6,604)
Redemption of short-term investments	10,000	—
Proceeds from the sale of equity investments in affiliates	947	1,326
Business acquisition, net of cash acquired	(29,040)	—
Investments in affiliates	(3,102)	(7,463)

Net cash used in investing activities of continuing operations	(24,633)	(12,741)

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(329)	(259)
Proceeds from issuance of common stock	128	—
Repurchase of common stock	(9,175)	(3,275)

Net cash used in financing activities of continuing operations	(9,376)	(3,534)

Cash flows from discontinued operations:
Operating cash flows	(807)	(1,207)

Net cash used in discontinued operations	(807)	(1,207)

Net effect of exchange rate changes on cash and cash equivalents	(67)	(10,646)

Net decrease in cash and cash equivalents	(4,797)	(25,222)
Cash and cash equivalents at beginning of period	168,767	160,585

Cash and cash equivalents at end of period	$163,970	$135,363

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) NATURE OF OPERATIONS

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”), ModusLink Open Channel Solutions, Inc. (“ModusLink OCS”), ModusLink PTS, Inc. (“ModusLink PTS”) and Tech for Less, LLC, is a leader in global supply chain business process management serving technology-based clients in the computing, software, consumer electronics, storage and communications markets. The Company designs and executes critical elements in our clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of innovative service solutions, integrated operations, proven business processes, an expansive global footprint and world-class technology.

On December 4, 2009, the Company acquired Tech for Less LLC (“TFL”). TFL is a processor and marketer of customer-returned consumer electronics and business technology products. The Company acquired 100% of the equity interest of TFL for approximately $30.0 million, a working capital adjustment of approximately $0.5 million and performance-based consideration of up to $10.0 million if certain financial measures are met during calendar 2010, which is recorded at a fair value of approximately $0.5 million at January 31, 2010.

The Company had fiscal 2009 revenue of approximately $1.0 billion. As of January 31, 2010, the Company has an integrated network of strategically located facilities in various countries, including numerous sites throughout North America, Europe and Asia. The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986. ModusLink Global Solutions’ address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2009, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2009. The results for the three and six months ended January 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company has six operating segments: Americas; Asia; Europe; ModusLink OCS; ModusLink PTS and TFL. The Company has three reportable segments, Americas, Asia and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment. In addition to its three reportable segments, the Company reports an “All other” category. The “All other” category represents the ModusLink OCS and TFL operating segments. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s subsidiary companies, administration costs related to the Company’s venture capital activities and any residual results of operations from previously divested operations.

In accordance with U.S. GAAP, all significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the fiscal quarter ended January 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through the day of issuance of these financial statements.

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

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is now codified in the ASC under Topic 825, “Financial Instruments” (“ASC Topic 825”). This standard extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the Company for the year ended July 31, 2009. Although our adoption did not materially impact our financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures which are included in Note 5.

(4) ACQUISITION

On December 4, 2009, the Company acquired TFL. TFL acquires returned and excess technology products from retailers, e-tailers, distributors and manufacturers. TFL tests and repairs the merchandise and remarkets it to consumers through its website and other direct channels. TFL provides the Company with a business-to-consumer asset recovery channel for technology products. TFL also extends the Company’s aftermarket solution offering, which is designed to manage the complete range of post-sales activities for technology companies, from customer service, technical support and multichannel returns management to testing, repair and asset disposition.

The Company acquired 100% of the equity interest of TFL for approximately $31.0 million which consisted of a cash payment of $30.0 million from our existing cash and cash equivalents, a $0.5 million cash payment related to the working capital adjustment and the acquisition date fair value of the additional performance-based consideration of approximately $0.5 million. The $0.5 million represents the acquisition date fair value of the additional performance-based consideration of up to $10.0 million that may be paid if certain financial performance measures are met in calendar 2010 (the “earnout”). The estimated acquisition date fair value of the earnout that may be paid has been recorded as a component of “other current liabilities”. Any change in the fair value of the earnout subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in the meeting of performance goals, will be recognized in earnings in the period the estimated fair value changes. A change in fair value of the earnout could have a material effect on the statement of operations and financial position in the period of the change in estimate. The final working capital adjustment is expected to be determined during the second half of fiscal year 2010 absent a dispute as to the final adjustment amount.

The following table presents the purchase price (in thousands) for the acquisition:

Cash consideration paid	$30,000
Estimated adjustment to excess working capital	464
Earnout acquisition date fair value	500

Total purchase price	$30,964

The Company also incurred expenses of approximately $0.7 million related to the acquisition of TFL, which were expensed in accordance with ASC Topic 805.

The amounts recorded for the assets acquired and the liabilities assumed are based on the estimated fair value as of the acquisition date and are subject to revision as defined in ASC Topic 805.

Intangible assets were recorded for approximately $7.4 million and will be amortized over estimated useful lives of 2 to 7 years, on a straight-line basis. Goodwill was recorded for approximately $16.3 million and will not be amortized. Goodwill represents the excess purchase price over the fair value of the net assets acquired and will be deductible for income tax purposes. The amount paid in excess of the fair value of net assets acquired provides the Company with a business-to-consumer asset recovery channel for technology products and extends the Company’s aftermarket solution offering, which is designed to manage the complete range of post-sales activities for technology companies, from customer service, technical support and multichannel returns management to testing, repair and asset disposition.

The fair value amounts recorded were as follows (in thousands):

Cash	$883
Accounts receivable	729
Inventory	5,164
Prepaid expenses and other current assets	1,322
Property and equipment	445
Intangible assets	7,360
Goodwill	16,299
Accounts payable and accrued expenses	(1,078)
Deferred rent	(160)

Total purchase price	$30,964

Operating results of TFL for the period comprising December 4, 2009, through January 31, 2010 have been included in the Company’s “All other” category in the segment information included in Note 11. Approximately $4.8 million in net revenue and a $0.4 million net loss from TFL were included in the Company’s results. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of including the results of TFL since the beginning of fiscal year 2010 or fiscal year 2009 would not be materially different than the actual results reported.

(5) FAIR VALUE MEASUREMENTS

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

At January, 31, 2010 the Company’s available-for-sale securities of approximately $0.3 million, which are carried at fair value and measured on a recurring basis, are comprised of equity investments and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

In connection with the acquisition of TFL on December 4, 2009, the Company agreed to an earnout payment of up to $10.0 million, which may be paid if certain financial performance measures are met in calendar 2010. The Company has recorded the acquisition-date estimated fair value of the earnout payment of $0.5 million as a component of the consideration transferred by applying the income approach and using Level 3 inputs. The estimated acquisition-date fair value was measured based on the probability-adjusted present value of the amount expected to be paid. The probability adjusted earnout payment was discounted at 16.5%, the weighted-average cost of capital for the acquisition. The Company remeasures the fair value of the earnout payment at each reporting period using Level 3 inputs. The fair value of the earnout payment was $0.5 million as of January 31, 2010 and is reflected in “Other current liabilities” in our consolidated balance sheets. There has been no change in fair value of the earnout payment between December 4, 2009 and January 31, 2010.

The following table presents a summary of the earnout payment and activity:

	Three Months Ended	Six Months Ended
	January 31, 2010	January 31, 2010
	(in thousands)
Earnout Payment
Balance at Beginning of Period	$—	$—
Purchase price earnout payment	500	500
Change in fair value of earnout payment	—	—

Balance as of January 31, 2010	$500	$500

As of January 31, 2010 and July 31, 2009, the fair values of our other financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term and long-term capital lease obligations, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments and the Company’s best estimate of interest rates currently available for similar debt instruments.

(6) CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Investments with maturities greater than 90 days but less than twelve months at the time of purchase are considered short-term and classified as available-for-sale.

(7) GOODWILL AND INTANGIBLE ASSETS

The Company conducts its annual goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that would indicate that the fair value of any of its reporting units may be below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. For goodwill testing purposes the Company has six reporting units, the Americas, Asia, Europe, ModusLink OCS, ModusLink PTS and TFL.

During the quarter ended January 31, 2010, approximately $16.3 million of goodwill was recognized in the All other category of the Company’s segment reporting as a result of the Company’s acquisition of TFL. The Company’s goodwill of $42.0 million as of January 31, 2010 relates to the Company’s ModusLink OCS, ModusLink PTS and TFL reporting units.

The Company conducted its annual impairment test on July 31, 2009 for the ModusLink OCS and ModusLink PTS reporting units. The Company completed step one of the annual impairment testing analysis and concluded that as of July 31, 2009, the goodwill related to ModusLink OCS and ModusLink PTS reporting units was not impaired.

During fiscal year 2009, the estimated fair values of the Company’s reporting units were evaluated using an income approach by calculating the present value of the Company’s estimated future cash flows. The Company determined the income approach was more representative of fair value. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures, and income tax cash flows. In developing an appropriate discount rate to apply in its estimated cash flow models the Company developed an estimate of its weighted average cost of capital. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods.

The changes in the carrying amount of goodwill allocated to the Company’s reportable segments as of January 31, 2010 are as follows:

	Americas	Asia	Europe	All Other	Consolidated Total
	(in thousands)
Balance as of July 31, 2009
Goodwill	$94,477	$73,948	$30,108	$5,857	$204,390
Accumulated impairment charges	(74,626)	(73,948)	(30,108)	—	(178,682)

	19,851	—	—	5,857	25,708

Goodwill from the acquisition of TFL	—	—	—	16,299	16,299

Balance as of January 31, 2010
Goodwill	94,477	73,948	30,108	22,156	220,689
Accumulated impairment charges	(74,626)	(73,948)	(30,108)	—	(178,682)

	$19,851	$—	$—	$22,156	$42,007

(8) SHARE-BASED PAYMENTS

Stock options for the purchase of approximately 0.1 million shares of the Company’s common stock were awarded to executives during the six months ended January 31, 2010 at a weighted average exercise price of $7.27 per share. The weighted average option fair value was $3.46 per share. The weighted average option fair value was calculated using the binominal-lattice model with the following weighted average assumptions: expected volatility of 65.8%, risk-free rate of 1.83% and expected life of 4.08 years.

Additionally, approximately 0.1 million nonvested shares were awarded to executives during the six months ended January 31, 2010 at a weighted average fair value of $7.26 per share. The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the three and six months ended January 31, 2010 and 2009, which was allocated as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)
Cost of goods sold	$84	$92	$175	$223
Selling, general and administrative	1,241	1,268	2,221	2,821

	$1,325	$1,360	$2,396	$3,044

(9) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)
Foreign currency exchange gains (losses)	$(225)	$5,405	$(496)	$2,000
Gain on sale of investments	101	875	101	1,327
Impairment of investment	—	—	—	(975)
Loss on disposal of assets	(52)	(24)	(68)	(20)
Other, net	(113)	(457)	(117)	(417)

	$(289)	$5,799	$(580)	$1,915

The Company recorded foreign exchange losses of approximately $0.2 million and $0.5 million during the three and six months ended January 31, 2010, respectively. These net losses related primarily to realized and unrealized losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe. During the three months ended January 31, 2010, the Company recorded a gain of approximately $0.1 million to adjust a previously recorded gain on the acquisition by a third party of Virtual Ink, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow.

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

(10) RESTRUCTURING AND OTHER CHARGES

The following table summarizes the activity in the restructuring accrual for the three and six months ended January 31, 2010:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2009	$6,842	$10,270	$—	$17,112

Restructuring charges	—	—	—	—
Restructuring adjustments	(53)	182	—	129
Cash paid	(2,743)	(3,607)	—	(6,350)
Non-cash adjustments	—	277	—	277

Accrued restructuring balance at October 31, 2009	$4,046	$7,122	$—	$11,168

Restructuring charges	—	—	—	—
Restructuring adjustments	(350)	386	—	36
Cash paid	(1,216)	(1,281)	—	(2,497)
Non-cash adjustments	—	—	—	—

Accrued restructuring balance at January 31, 2010	$2,480	$6,227	$—	$8,707

It is expected that the payments of employee-related charges will be substantially completed by July 31, 2010. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the current and previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by March 2014.

The net restructuring charges for the three and six months ended January 31, 2010 and 2009 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)
Cost of revenue	$170	$(1,006)	$303	$2,891
Selling, general and administrative	(134)	1,662	(138)	4,183

	$36	$656	$165	$7,074

During the three and six months ended January 31, 2010, the Company recorded a net restructuring charge of approximately $36,000 and $0.2 million, respectively due to changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

During the three and six months ended January 31, 2009, the Company recorded a net restructuring charge of approximately $0.7 million and $7.1 million, respectively. These charges resulted primarily from a plan for a workforce reduction of approximately 500 employees, which was approved by management during the first quarter of fiscal year 2009 (the “2009 Plan”). As a result of the 2009 Plan, for the three and six months ended January 31, 2009, the Company recognized a pre-tax restructuring charge of $6.8 million and $2.2 million, respectively related to the workforce reduction for severance payments. During the three and six months ended January 31, 2009, the Company recorded net adjustments of approximately $1.5 million and $1.9 million, respectively, due to reductions in estimates for previously recorded employee-related expenses and facility lease obligations primarily based on changes to the underlying assumptions. All actions related to the workforce reduction will be completed by July 31, 2010.

The following table summarizes the restructuring accrual by reportable segment and the Corporate-level activity for the three and six months ended January 31, 2010:

	Americas	Asia	Europe	All Other	Corporate-level Activity	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2009	$8,104	$410	$7,734	$404	$460	$17,112

Restructuring charges	—	—	—	—	—	—
Restructuring adjustments	129	—	—	—	—	129
Cash paid	(3,887)	(266)	(2,029)	(110)	(58)	(6,350)
Non-cash adjustments	277	—	—	—	—	277

Accrued restructuring balance at October 31, 2009	$4,623	$144	$5,705	$294	$402	$11,168

Restructuring charges	—	—	—	—	—	—
Restructuring adjustments	308	(54)	(218)	—	—	36
Cash paid	(1,049)	(62)	(1,223)	(95)	(68)	(2,497)
Non-cash adjustments	—	—	—	—	—	—

Accrued restructuring balance at January 31, 2010	$3,882	$28	$4,264	$199	$334	$8,707

(11) SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance; the Company has three reportable operating segments, Americas, Asia, and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment. In addition to its three reportable operating segments, the Company reports an All other category. The All other category represents activity of the Company’s ModusLink OCS operating segment and TFL operating segment. The Company also has Corporate-level activity consisting primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s subsidiary companies and administration costs related to the Company’s venture capital investing. The All other category’s balance sheet information includes ModusLink OCS and TFL. The Corporate-level activity balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating segments.

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

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)
Net revenue:
Americas	$79,026	$88,646	$164,164	$181,627
Asia	70,116	74,108	145,682	157,998
Europe	79,017	94,106	162,102	204,761
All other	7,329	3,601	10,219	7,488

	$235,488	$260,461	$482,167	$551,874

Operating income (loss):
Americas	$(3,369)	$(76,625)	$(3,946)	$(85,711)
Asia	14,778	(66,162)	30,210	(55,081)
Europe	(1,054)	(13,736)	(729)	(22,823)
All other	(538)	(164)	(459)	416

Total Segment operating income (loss)	9,817	(156,687)	25,076	(163,199)

Other reconciling items	(3,835)	(3,805)	(7,539)	(8,087)

Total Operating income (loss)	$5,982	$(160,492)	$17,537	$(171,286)

Adjusted operating income (loss):
Americas	$(380)	$266	$1,602	$(4,906)
Asia	16,432	10,705	33,591	24,421
Europe	264	4,078	2,201	1,404
All other	(5)	135	378	1,016

Total Segment Adjusted operating income (loss)	16,311	15,184	37,772	21,935
Other reconciling items	(3,143)	(2,827)	(6,252)	(6,235)

Total Adjusted operating income (loss)	$13,168	$12,357	$31,520	$15,700

Adjusted operating income (loss)	$13,168	$12,357	$31,520	$15,700
Adjustments:
Depreciation	(4,226)	(4,779)	(8,450)	(9,446)
Amortization of intangible assets	(1,599)	(1,372)	(2,972)	(2,740)
Impairment of goodwill	—	(164,682)	—	(164,682)
Stock-based compensation	(1,325)	(1,360)	(2,396)	(3,044)
Restructuring and other, net	(36)	(656)	(165)	(7,074)

Operating income (loss)	$5,982	$(160,492)	$17,537	$(171,286)
Other income (expense), net	(1,213)	(4,902)	(2,374)	(8,795)
Income tax expense	(2,174)	(3,455)	(4,055)	(7,489)
Income (loss) from discontinued operations	(29)	74	16	159

Net income (loss)	$2,566	$(168,775)	$11,124	$(187,411)

	January 31, 2010	July 31, 2009
	(in thousands)
Total assets of continuing operations:
Americas	$176,572	$180,788
Asia	143,111	187,836
Europe	130,542	118,338
All other	52,685	24,429

Sub-total	502,910	511,391
Corporate-level activity	40,607	44,430

	$543,517	$555,821

As of January 31, 2010, approximately 76%, 10% and 14% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2009, approximately 72%, 13% and 15%, of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of January 31, 2010, approximately, $9.8 million, $7.6 million, $8.5 million and $3.4 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands and China, respectively. As of July 31, 2009, approximately, $10.1 million, $7.9 million, $6.5 million and $4.0 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands and China, respectively.

During the three and six months ended January 31, 2010, the Company generated revenue of approximately $47.4 million and $98.7 million, respectively, in China and approximately $35.5 million and $74.1 million, respectively, in the Netherlands, from external customers. During the three and six months ended January 31, 2009, the Company generated revenue of approximately $46.8 million and $104.1 million, respectively, in China and approximately $45.2 million and $96.2 million, respectively, in the Netherlands, from external customers.

(12) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.” The Company adopted ASC Topic 260-10, formerly FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” effective August 1, 2009. Under ASC Topic 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. All of the Company’s restricted stock are considered participating securities because they contain non-forfeitable rights to dividend equivalents.

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per share for the three and six months ended January 31, 2010 and 2009.

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)
BASIC
Net income (loss)	$2,566	$(168,775)	$11,124	$(187,411)
Less net income allocable to participating restricted stock	(22)	—	(75)	—

Net income (loss) available for common shares	$2,544	$(168,775)	$11,049	$(187,411)

Weighted average common shares outstanding	44,208	45,256	44,504	45,498

Basic net income (loss) per common share	$0.06	$(3.73)	$0.25	$(4.12)

DILUTED
Net income (loss)	$2,566	$(168,775)	$11,124	$(187,411)
Less net income allocable to participating restricted stock	(22)	—	(75)	—

Net income (loss) available for common shares	$2,544	$(168,775)	$11,049	$(187,411)

Weighted average common shares outstanding	44,208	45,256	44,504	45,498
Weighted average common equivalent shares arising from: dilutive stock options	93	—	119	—

Weighted-average number of common and potential common shares	44,301	45,256	44,623	45,498

Diluted net income (loss) per common share	$0.06	$(3.73)	$0.25	$(4.12)

For the three and six months ended January 31, 2010, approximately 2.2 million common stock equivalent shares in both periods and 0.4 million and 0.3 million, respectively, nonvested shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

For the three and six months ended January 31, 2009, approximately 2.8 million and 2.4 million, respectively, common stock equivalent shares and 0.3 million and 0.3 million, respectively, nonvested shares were excluded from the denominator in the calculation of diluted earnings per share, as the Company had recorded a net loss for the three and six months ended January 31, 2009.

(13) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$2,566	$(168,775)	$11,124	$(187,411)
Net unrealized holding gain (loss) on securities	362	(282)	113	(1,408)
Foreign currency translation adjustment	(1,399)	(5,233)	1,152	(10,340)
Minimum pension liability adjustment	—	493	—	60

Comprehensive income (loss)	$1,529	$(173,797)	$12,389	$(199,099)

The components of accumulated other comprehensive income was as follows:

	January 31, 2010	July 31, 2009
	(in thousands)
Net unrealized holding gains (losses) on securities	$62	$(51)
Cumulative foreign currency translation adjustment	13,071	11,919
Minimum pension liability adjustment	2,437	2,437

Accumulated other comprehensive income	$15,570	$14,305

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

Inventories consisted of the following:

	January 31, 2010	July 31, 2009
	(in thousands)
Raw materials	$44,301	$42,349
Work-in-process	2,409	5,482
Finished goods	20,397	15,192

	$67,107	$63,023

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

(16) SHARE REPURCHASE PROGRAMS

In June 2009, the Company’s Board of Directors authorized the repurchase of up to $15.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over a twelve month period (the “Repurchase Program”). The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Repurchase Program may be suspended or discontinued at any time. It is the Company’s intention to retire and return any repurchased shares to the Company’s authorized, but not issued or outstanding common stock. The Repurchase Program is funded using the Company’s working capital. As of January 31, 2010, the Company had repurchased an aggregate of approximately 1.6 million shares at a cost of approximately $12.8 million under the Repurchase Program.

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

(17) INCOME TAXES

As of January 31, 2010 and July 31, 2009, the liability for unrecognized tax benefits related to various federal, state, and foreign income tax matters was $5.7 million and $6.2 million, respectively. Effective August 1, 2009, the Company adopted the provisions within ASC Topic 805, Business Combinations. As a result, to the extent the unrecognized tax benefits are recognized, the entire amount would impact the effective tax rate. As of January 31, 2010 and July 31, 2009, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amount of $84,000 for both periods. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months. For the three and six months ended January 31, 2010, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using enacted rates in those jurisdictions.

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

(18) @VENTURES INVESTMENTS

The Company maintains interests in several privately held companies through its interests in two venture capital funds which invest as “@Ventures.” The Company invests in early stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. During the three and six months ended January 31, 2010, approximately $2.0 million and $3.1 million, respectively was invested by @Ventures. At January 31, 2010, the Company’s carrying value of investments in privately held companies was approximately $13.2 million. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statement of Operations.

(19) SUBSEQUENT EVENT

On February 1, 2010, the Company and certain of its domestic subsidiaries entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. (collectively, the “Lenders”), whereby the Lenders provided to the Company a senior secured revolving credit facility up to an initial aggregate principal amount of $40.0 million. The Credit Facility permits the Company to increase aggregate principal amount by an additional $20.0 million upon certain conditions being met. The Credit Facility amended and restated the Second Amended and Restated Loan and Security Agreement, dated October 31, 2005, as amended, by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holdings Corp., each a direct and wholly owned subsidiary of the Company, Bank of America, N.A. (as successor by merger to LaSalle National Association) and The PrivateBank and Trust Company (as successor by assignment to RBS Citizens, National Association (f/k/a Citizens Bank of Massachusetts)), which expired on January 31, 2010.

The Credit Facility terminates on February 1, 2013. Each borrowing under the Credit Facility shall be comprised entirely of base rate loans (to be denominated in U.S. dollars), eurodollar rate loans (to be denominated in U.S. dollars) or letters of credit as the Company may request. Letters of credit are subject to a $15.0 million sublimit.

Interest under the Credit Facility will accrue, depending on the type of borrowing, at the base rate or the eurodollar rate, plus, in each case, an applicable rate that varies from 1.25% to 1.75% for the base rate and 2.25% to 2.75% for the eurodollar rate, depending on the Company’s consolidated leverage ratio. Interest is due and payable in arrears on each interest payment date and the maturity date of the Credit Facility. Principal is due on the maturity date.

The Credit Facility is secured by the assets of the Company and includes certain restrictive covenants, including covenants that will limit the Company’s ability to create liens, incur additional indebtedness, make investments, or dispose of asset or property. In addition, the Company must maintain certain financial covenants typical for this type of arrangement, including a maximum consolidated leverage ratio, a minimum consolidated core cash flow leverage ratio and minimum global cash.

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

Overview

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”), ModusLink Open Channel Solutions, Inc. (“ModusLink OCS”), ModusLink PTS, Inc. (“ModusLink PTS”) and Tech For Less, LLC (“TFL”), is a leader in global supply chain business process management serving technology-based clients in such markets as computing, software, consumer electronics, storage and communications. The Company designs and executes critical elements in our clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of industry expertise, innovative service solutions, integrated operations, proven business processes, expansive global footprint and world class technology.

On December 4, 2009, the Company acquired TFL. TFL is a processor and marketer of customer-returned consumer electronics and business technology products. The Company acquired 100% of the equity interest of TFL for approximately $30.0 million, a working capital adjustment of approximately $0.5 million and performance-based consideration of up to $10.0 million if certain financial measures are met during calendar 2010, which is recorded at a fair value of approximately $0.5 million at January 31, 2010.

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “adjusted operating income (loss),” which is defined as operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets, stock-based compensation and other changes not related to our baseline operating results. See Note 11 of the notes to the condensed consolidated financial statements included in Item 1 above for segment information, including a reconciliation of adjusted operating income (loss) to net income (loss).

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

During the prior fiscal year ended July 31, 2009, the Company saw a weakening in the business environment and global economy. Management believes that the declines in revenue during the three and six months ended January 31, 2010 compared with the three and six months ended January 31, 2009 are in large part due to the weakening in the global economic environment. During fiscal 2009, the Company implemented restructuring plans to better position the Company for the long-term, given the ongoing challenging economic environment. The cost cutting actions that were taken during fiscal year 2009 as a result of the general economic decline included the elimination of approximately 500 jobs and the closing of certain facilities. For the three and six months ended January 31, 2010, the Company recorded net restructuring charges of approximately $36,000 and $0.2 million due to changes in underlying assumptions of initial estimates of previously recorded restructuring plans.

For the three months ended January 31, 2010, the Company reported net revenue of $235.5 million, operating income of $6.0 million, income from continuing operations before income taxes of $4.8 million, net income of $2.6 million and a gross margin percentage of 13.4%. For the six months ended January 31, 2010, the Company reported net revenue of $482.2 million, operating income of $17.5 million, income from continuing operations before income taxes of $15.2 million, net income of $11.1 million and a gross margin percentage of 14.0%. Net income for the six months ended January 31, 2010 reflects an impairment charge of $0.3 million recorded on a certain investment included in the @Ventures investment portfolio. We currently conduct business in The Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia and Mexico in addition to our United States operations. At January 31, 2010, we had cash and cash equivalents, available-for-sale securities and short-term investments of $164.3 million, and working capital of $222.8 million.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and the continued economic decline affecting the world economy. In addition, the drop in consumer demand for our clients’ products has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The market for our supply chain management services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their gross margins and profitability. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. As a result of these competitive and client pressures the gross margins in our business are low. During the three and six months ended January 31, 2010, our gross margin percentage were 13.4% and 14.0%, respectively. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally react to margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three and six months ended January 31, 2010, sales to Hewlett-Packard accounted for approximately 28% of our consolidated net revenue for each period. For the three and six months ended January 31, 2009, sales to Hewlett-Packard accounted for approximately 22% and 23%, respectively, of our consolidated net revenue and sales to SanDisk Corporation accounted for approximately 11% of our consolidated net revenue for each period. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

Basis of Presentation

The Company has six operating segments: Americas; Asia; Europe; ModusLink OCS; ModusLink PTS and TFL. The Company has three reportable segments, Americas, Asia and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment. In addition to its three reportable segments, the Company reports an All other category. The All other category represents the ModusLink OCS and TFL operating segments. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s subsidiary companies, administration costs related to the Company’s venture capital activities and any residual results of operations from previously divested operations.

In accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions and balances have been eliminated in consolidation.

Results of Operations

Three months ended January 31, 2010 compared to the three months ended January 31, 2009

Net Revenue:

	Three Months Ended January 31, 2010	As a % of Total Net Revenue	Three Months Ended January 31, 2009	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$79,026	33.6%	$88,646	34.0%	$(9,620)	(10.9)%
Asia	70,116	29.8%	74,108	28.5%	(3,992)	(5.4)%
Europe	79,017	33.5%	94,106	36.1%	(15,089)	(16.0)%
All other	7,329	3.1%	3,601	1.4%	3,728	103.5%

Total	$235,488	100.0%	$260,461	100.0%	$(24,973)	(9.6)%

Net revenue decreased by approximately $25.0 million during the three months ended January 31, 2010, as compared to the same period in the prior year. This $25.0 million decrease was primarily a result of a decline in volumes from certain client programs due to the economic downturn, partially offset by new business. Approximately $135.1 million of the net revenue for the three months ended January 31, 2010 related to the procurement and re-sale of materials on behalf of our clients as compared to $155.2 million for the three months ended January 31, 2009.

During the three months ended January 31, 2010, net revenue in the Americas, Asia and Europe regions decreased by approximately $9.6 million, $4.0 million and $15.1 million, respectively. These decreases resulted primarily from declines in client order volumes of the base business due to the economic downturn. The increase in the All other category related to inclusion of incremental revenue from the Company’s TFL operating segment.

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

Cost of Revenue:

	Three Months Ended January 31, 2010	As a % of Segment Net Revenue	Three Months Ended January 31, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$76,334	96.6%	$84,554	95.4%	$(8,220)	(9.7)%
Asia	48,807	69.6%	57,839	78.0%	(9,032)	(15.6)%
Europe	73,747	93.3%	84,324	89.6%	(10,577)	(12.5)%
All other	5,066	69.1%	1,523	42.3%	3,543	232.6%

Total	$203,954	86.6%	$228,240	87.6%	$(24,286)	(10.6)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $24.3 million for the three months ended January 31, 2010, as compared to the three months ended January 31, 2009. Gross margins for the second quarter of fiscal 2010 were 13.4% as compared to 12.4% in the prior year quarter. This increase is attributable to increased productivity and cost reduction actions that were initiated during fiscal year 2009 and a change in customer mix and product mix associated with the levels of procurement and re-sale of materials on behalf of our customers.

For the three months ended January 31, 2010, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 3.4%, 30.4% and 6.7%, as compared to 4.6%, 22.0% and 10.4%, respectively, for the same period of the prior year. The 120 basis-point decrease in gross margin within the Americas region is attributed to lower volumes, a change in product mix and less cost leverage as the result of lower volumes, which was partially offset by increased productivity and the impact of cost reduction actions initiated during fiscal year 2009. Within the Asia region, the 840 basis-point increase in gross margin is primarily attributed to a change in product mix and increased cost savings and leverage. Within the Europe region, the 370 basis-point decrease in gross margin was primarily due to reduced cost leverage due to lower volumes, a change in customer mix and geography mix, and a negative impact from foreign currency translation, which was partially offset by the reversal of a liability due to satisfaction of conditions under a prior agreement and the impact of cost reduction actions initiated during fiscal year 2009.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures.

Selling, General and Administrative Expenses:

	Three Months Ended January 31, 2010	As a % of Segment Net Revenue	Three Months Ended January 31, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$4,998	6.3%	$5,965	6.7%	$(967)	(16.2)%
Asia	6,216	8.9%	7,111	9.6%	(895)	(12.6)%
Europe	6,542	8.3%	7,379	7.8%	(837)	(11.3)%
All other	2,326	31.7%	1,994	55.4%	332	16.6%

Sub-total	20,082	8.5%	22,449	8.6%	(2,367)	(10.5)%
Corporate-level activity	3,835	—	3,554	—	281	7.9%

Total	$23,917	10.2%	$26,003	10.0%	$(2,086)	(8.0)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended January 31, 2010 decreased by approximately $2.1 million compared to the three month period ended January 31, 2009, primarily as a result of a $2.5 million decline in employee-related costs, a $0.3 million decline in bad debt expense, a $0.3 million decline in depreciation expense, and a $0.3 million decline in franchise taxes, which were partially offset by the inclusion of approximately $1.1 million of selling, general and administrative expenses of TFL and $0.4 million in transaction costs related to the acquisition of TFL.

Impairment of Goodwill:

	Three Months Ended January 31, 2010	As a % of Segment Net Revenue	Three Months Ended January 31, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$—	—	$74,626	84.2%	$(74,626)	(100.0)%
Asia	—	—	73,948	99.8%	(73,948)	(100.0)%
Europe	—	—	16,108	17.1%	(16,108)	(100.0)%
All other	—	—	—	—	—	—

Total	$—	—	$164,682	63.2%	$(164,682)	(100.0)%

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that would reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There have been no changes in the carrying amount of goodwill for the three months ended January 31, 2010 other than the inclusion of goodwill recorded in connection with the acquisition of TFL. During the second quarter of fiscal year 2010 there was no impairment recorded. If the assumptions used in preparing the assessments of the reporting units for purposes of impairment analysis differ from actual future results, we may record impairment charges in the future. For goodwill testing purposes the Company has six reporting units, the Americas, Asia, Europe, ModusLink OCS, ModusLink PTS and TFL. During the second quarter of fiscal year 2009, indicators of potential impairment caused the Company to conduct an interim impairment test. Those indicators included the following: a significant decrease in the market capitalization of the Company, and the change in the macroeconomic environment. As part of the test, the Company performed a market capitalization reconciliation to ensure that the resulting outputs of the test and the total Company fair value were consistent, giving effect to a reasonable control premium, 35%. As a result of the step one test, the Company concluded that, as of January 31, 2009, the fair value of three of its five reporting units was below their respective carrying values, including goodwill. The three reporting units that showed potential impairment were the Americas, Asia and Europe. As such, step two of the impairment test was initiated. The step two analysis was completed and in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2009 the Company concluded that its goodwill was impaired and recorded a $164.7 million non-cash goodwill impairment charge consisting of $74.6 million for the Americas, $73.9 million for Asia, and $16.1 million for Europe.

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

Amortization of Intangible Assets:

	Three Months Ended January 31, 2010	As a % of Segment Net Revenue	Three Months Ended January 31, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$756	1.0%	$754	0.9%	$2	0.3%
Asia	369	0.5%	371	0.5%	(2)	(0.5)%
Europe	—	—	—	—	—	—
All other	474	6.5%	247	6.9%	227	91.9%

Total	$1,599	0.7%	$1,372	0.5%	$227	16.5%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., ModusLink OCS, ModusLink PTS, and TFL. These intangible assets are being amortized over lives ranging from 1 to 10 years.

Restructuring and Other, net:

	Three Months Ended January 31, 2010	As a % of Segment Net Revenue	Three Months Ended January 31, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$308	0.4%	$530	0.6%	$(222)	(41.9)%
Asia	(54)	—	459	0.6%	(513)	(111.8)%
Europe	(218)	(0.3)%	(585)	(0.6)%	367	62.7%
All other	—	—	—	—	—	—

Sub-total	$36	—	$404	0.2%	(368)	(91.1)%
Corporate-level activity	—	—	252	—	(252)	(100.0)%

Total	$36	—	$656	0.3%	$(620)	(94.5)%

During the three months ended January 31, 2010, the Company recorded a net restructuring charge of approximately $36,000 due to changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

During the three months ended January 31, 2009, the Company recorded a net restructuring charge of approximately $0.7 million. The $0.7 million charge recorded during the three months ended January 31, 2009 consisted of approximately $2.2 million related to a workforce reduction of approximately 63 employees related to the Company’s 2009 restructuring plans, partially offset by a net adjustment of $1.5 million to decrease previously recorded restructuring estimates for employee-related severance expenses due to changes to the underlying assumptions.

Interest Income/Expense:

During the three months ended January 31, 2010, interest income decreased to $0.1 million from $0.5 million for the three months ended January 31, 2009. The decrease in interest income was the result of lower average interest rates during the current period compared to the same period in the prior fiscal year.

Interest expense totaled approximately $0.2 million and $0.2 million for the three months ended January 31, 2010 and 2009, respectively. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Gains (Losses), net:

Other gains (losses), net were approximately $0.3 million for the three months ended January 31, 2010. During the three months ended January 31, 2010, the Company recorded foreign exchange losses of approximately $0.2 million due to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe, and a $0.1 million loss on the disposal of fixed assets. These losses were offset by $0.1 million gain on the sale of an investment. The $0.1 million gain was the result of an adjustment to a previously recorded gain on the acquisition by a third party of Virtual Ink, Inc., due to the satisfaction of conditions leading to the release of funds held in escrow.

During the three months ended January 31, 2009, other gains (losses), net consisted of a net gain of approximately $5.8 million. During the three months ended January 31, 2009, the Company recorded foreign exchange gains of approximately $5.4 million, and a $0.9 million gain on the sale of an investment. The $0.9 million gain was the result of an adjustment to a previously recorded gain on the acquisitions by a third party of The Generations Network, Inc. (“TGN”), due to the satisfaction of conditions leading to the release of funds held in escrow.

Equity in Losses of Affiliates, net of Impairments:

Equity in losses of affiliates, net of impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates decreased to a loss of $0.8 million for the three months ended January 31, 2010 from a loss of $11.0 million for the same period in the prior fiscal year, primarily as a result of there being no impairments during the current period on investments included in the @Ventures portfolio of companies.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary. Based on the Company’s evaluation, there is no impairment for the three months ended January 31, 2010 related to its investment in a privately held company.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $13.2 million of investments in affiliates at January 31, 2010 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.3 million to $2.6 million.

Income Tax Expense:

During the three months ended January 31, 2010, the Company recorded income tax expense of approximately $2.2 million, as compared to income tax expense of $3.5 million for same period in the prior fiscal year. For the three months ended January 31, 2010, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. For the three months ended January 31, 2010 and 2009, the Company’s U.S. taxable income, and the taxable income for certain foreign locations, was offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Results of Operations

Six months ended January 31, 2010 compared to the six months ended January 31, 2009

Net Revenue:

	Six Months Ended January 31, 2010	As a % of Total Net Revenue	Six Months Ended January 31, 2009	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$164,164	34.0%	$181,627	32.9%	$(17,463)	(9.6)%
Asia	145,682	30.3%	157,998	28.6%	(12,316)	(7.8)%
Europe	162,102	33.6%	204,761	37.1%	(42,659)	(20.8)%
All other	10,219	2.1%	7,488	1.4%	2,731	36.5%

Total	$482,167	100.0%	$551,874	100.0%	$(69,707)	(12.6)%

Net revenue decreased by approximately $69.7 million during the six months ended January 31, 2010, as compared to the same period in the prior year. This $69.7 million decrease was primarily a result of a decline in volumes from certain client programs due to the economic downturn, partially offset by new business. Approximately $275.3 million of the net revenue for the six months ended January 31, 2010 related to the procurement and re-sale of materials on behalf of our clients as compared to $333.5 million for the six months ended January 31, 2009.

During the six months ended January 31, 2010, net revenue in the Americas, Asia and Europe regions decreased by approximately $17.5 million, $12.3 million and $42.7 million, respectively. These decreases resulted primarily from declines in client order volumes of the base business due to the economic downturn. The $2.7 million increase in net revenue in the all other category is due to the inclusion of net revenue from the TFL operating segment.

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

Cost of Revenue:

	Six Months Ended January 31, 2010	As a % of Segment Net Revenue	Six Months Ended January 31, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$155,804	94.9%	$177,990	98.0%	$(22,186)	(12.5)%
Asia	102,585	70.4%	121,700	77.0%	(19,115)	(15.7)%
Europe	149,968	92.5%	188,975	92.3%	(39,007)	(20.6)%
All other	6,262	61.3%	2,918	39.0%	3,344	114.6%

Total	$414,619	86.0%	$491,583	89.1%	$(76,964)	(15.7)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $77.0 million for the six months ended January 31, 2010, as compared to the six months ended January 31, 2009. Gross margins for the first half of fiscal 2010 were 14.0% as compared to 10.9% in the first half of fiscal 2009. This increase is attributable to increased productivity and cost reduction actions that were initiated during fiscal year 2009 and a change in customer mix and product mix associated with the levels of procurement and re-sale of materials on behalf of our customers.

For the six months ended January 31, 2010, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 5.1%, 29.6% and 7.5%, as compared to 2.0%, 23.0% and 7.7%, respectively, for the same period of the prior year. The 310 basis-point increase in gross margin within the Americas region is attributed to increased productivity, a change in product mix and the impact of cost reduction actions initiated during fiscal year 2009. Within the Asia region, the 660 basis-point increase in gross margin is primarily attributed to a change in customer and work mix. Within the Europe region, the 20 basis-point decrease in gross margin was primarily due to a decline in volumes and a negative impact of foreign currency translation, partially offset by increased productivity, changes in the work mix the reversal of a liability due to satisfaction of conditions under a prior agreement and the impact of cost reduction actions initiated during fiscal year 2009.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures.

Selling, General and Administrative Expenses:

	Six Months Ended January 31, 2010	As a % of Segment Net Revenue	Six Months Ended January 31, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$10,358	6.3%	$12,748	7.0%	$(2,390)	(18.7)%
Asia	12,203	8.4%	14,942	9.5%	(2,739)	(18.3)%
Europe	13,080	8.1%	17,897	8.7%	(4,817)	(26.9)%
All other	3,694	36.2%	3,659	48.9%	35	1.0%

Sub-total	39,335	8.2%	49,246	8.9%	(9,911)	(20.1)%
Corporate-level activity	7,539	—	7,835	—	(296)	(3.8)%

Total	$46,874	9.7%	$57,081	10.3%	$(10,207)	(17.9)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the six months ended January 31, 2010 decreased by approximately $10.2 million compared to the six month period ended January 31, 2009, primarily as a result of a $6.4 million decline in employee-related costs, a $1.9 million decline in bad debt expense, a $0.7 million decline in Enterprise Resource Planning (“ERP”) system implementation costs, a $0.7 million decline in depreciation expense, a $0.5 million decline in travel expenses and a $0.3 million decline in franchise taxes, partially offset by the inclusion of approximately $1.1 million of selling, general and administrative expenses of TFL and $0.7 million in transaction costs related to the acquisition of TFL.

Impairment of Goodwill:

	Six Months Ended January 31, 2010	As a % of Segment Net Revenue	Six Months Ended January 31, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$—	—	$74,626	41.1%	$(74,626)	(100.0)%
Asia	—	—	73,948	46.8%	(73,948)	(100.0)%
Europe	—	—	16,108	7.9%	(16,108)	(100.0)%
All other	—	—	—	—	—	—

Total	$—	—	$164,682	29.8%	$(164,682)	(100.0)%

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that would reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There have been no amounts recorded for impairment of goodwill during the six months ended January 31, 2010. During the six months ended January 31, 2010 there was no impairment recorded. If the assumptions used in preparing the assessments of the reporting units for purposes of impairment analysis differ from actual future results, we may record impairment charges in the future. For goodwill testing purposes the Company has six reporting units, the Americas, Asia, Europe, ModusLink OCS, ModusLink PTS and TFL. During the second quarter of fiscal year 2009, indicators of potential impairment caused the Company to conduct an interim impairment test. Those indicators included the following: a significant decrease in the market capitalization of the Company, and the change in the macroeconomic environment. As part of the test, the Company performed a market capitalization reconciliation to ensure that the resulting outputs of the test and the total Company fair value were consistent, giving effect to a reasonable control premium, 35%. As a result of the step one test, the Company concluded that, as of January 31, 2009, the fair value of three of its five reporting units was below their respective carrying values, including goodwill. The three reporting units that showed potential impairment were the Americas, Asia and Europe. As such, step two of the impairment test was initiated. The step two analysis was completed and in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2009 the Company concluded that its goodwill was impaired and recorded a $164.7 million non-cash goodwill impairment charge consisting of $74.6 million for the Americas, $73.9 million for Asia, and $16.1 million for Europe.

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

Amortization of Intangible Assets:

	Six Months Ended January 31, 2010	As a % of Segment Net Revenue	Six Months Ended January 31, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,512	0.9%	$1,506	0.8%	$6	0.4%
Asia	738	0.5%	740	0.5%	(2)	(0.3)%
Europe	—	—	—	—	—	—
All other	722	7.1%	494	6.6%	228	46.2%

Total	$2,972	0.6%	$2,740	0.5%	$232	8.5%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., ModusLink OCS, ModusLink PTS, and TFL. These intangible assets are being amortized over lives ranging from 1 to 10 years.

Restructuring and Other, net:

	Six Months Ended January 31, 2010	As a % of Segment Net Revenue	Six Months Ended January 31, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$437	0.3%	$1,591	0.9%	$(1,154)	(72.5)%
Asia	(54)	—	1,180	0.7%	(1,234)	(104.6)%
Europe	(218)	(0.1)%	4,051	2.0%	(4,269)	(105.4)%
All other	—	—	—	—	—	—

Sub-total	$165	—	$6,822	1.2%	(6,657)	(97.6)%
Corporate-level activity	—	—	252	—	(252)	(100.0)%

Total	$165	—	$7,074	1.2%	$(6,909)	(97.7)%

During the six months ended January 31, 2010, the Company recorded a net restructuring charge of approximately $0.2 million due to changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

During the six months ended January 31, 2009, the Company recorded net restructuring charges of approximately $7.1 million, primarily the result of a plan for a workforce reduction of approximately 500 employees, which was approved by management in the first quarter of fiscal year 2009 (the “Q1Plan”). All actions related to the Q1 Plan and the additional charges taken in the second fiscal were completed by the fourth quarter of fiscal year 2009. The Company estimates that all payments related to the Q1 Plan and will be completed by the end of fiscal year 2010. The restructuring charges for the six months ended January 31, 2009 was partially offset by a net adjustments of approximately $1.9 million to decrease previously recorded restructuring estimates for previously recorded employee-related severance expenses and facilities lease obligations primarily based on changes to underlying assumptions.

Interest Income/Expense:

During the six months ended January 31, 2010, interest income decreased to $0.2 million from $1.2 million for the six months ended January 31, 2009. The decrease in interest income was the result of lower average interest rates during the current period compared to the same period in the prior fiscal year.

Interest expense totaled approximately $0.3 million and $0.4 million for the six months ended January 31, 2010 and 2009, respectively. In both periods, interest expense related primarily to the Company’s stadium obligation.

OtherGains (Losses), net:

Other gains (losses), net was a net loss of approximately $0.6 million for the six months ended January 31, 2010. During the six months ended January 31, 2010, the Company recorded foreign exchange losses of approximately $0.5 million due to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe. During the six months ended January 31, 2010, the net losses was offset by a $0.1 million gain, which was the result of an adjustment to a previously recorded gain on the acquisition by a third party of Virtual Ink, Inc., due to the satisfaction of conditions leading to the release of funds held in escrow. Virtual Ink was an @Ventures portfolio company that was acquired by a third party in a previous reporting period.

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

Equity in Losses of Affiliates, net of Impairments:

Equity in losses of affiliates, net of impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates decreased to a loss of $1.7 million for the six months ended January 31, 2010 from a loss of $11.5 million for the same period in the prior fiscal year, primarily as a result of a $13.1 million decrease in the amount of impairment charges recorded on investments included in the @Ventures portfolio of investments. This decrease was offset by the decrease in equity in income (losses) of affiliates of $3.3 million from equity in income of affiliates of $1.9 million for the six months ended January 31, 2009 to equity in losses of affiliates of $1.4 million for the six months ended January 31, 2010.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary. Based on the Company’s evaluation, it recorded a $0.3 million impairment charge for the six months ended January 31, 2010 related to its investment in a privately held company. This impairment charge is included in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statement of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $13.2 million of investments in affiliates at January 31, 2010 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.3 million to $2.6 million.

Income Tax Expense:

During the six months ended January 31, 2010, the Company recorded income tax expense of approximately $4.1 million, as compared to income tax expense of $7.5 million for same period in the prior fiscal year. For the six months ended January 31, 2010, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. For the six months ended January 31, 2010 and 2009, the Company’s U.S. taxable income, and the taxable income for certain foreign locations, was offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of its securities, returns generated by our venture capital investments and borrowings from lending institutions. As of January 31, 2010, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $164.3 million. In addition, on February 1, 2010 the Company and certain of its domestic subsidiaries entered into an Amended and Restated Credit Agreement and a Security Agreement (the “Credit Facility”) with a bank syndicate. The Credit Facility provides a senior secured revolving credit facility up to an initial aggregate principal amount of $40.0 million and is secured by substantially all of the domestic assets of the Company. The Credit Facility permits the Company to increase the aggregate principal amount by an additional $20.0 million upon certain conditions being met. The Credit Facility terminates on February 1, 2013. Interest on the Credit Facility is based on the type of borrowing, at the base rate or the Eurodollar rate plus an applicable rate that varies from 1.25% to 1.75% for the base rate and 2.25% to 2.75% for the eurodollar rate depending on the Company’s consolidated leverage ratio. The Credit Facility includes certain restrictive financial covenants, which include a maximum consolidated leverage ratio, a minimum consolidated core cash flow leverage ratio and minimum global cash and restrictions that limit the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders. The Credit Facility amended and restated the Second Amended and Restated Loan and Security Agreement, (the “Loan Agreement”) dated October 31, 2005, as amended by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holdings Corp., each a direct or indirect wholly owned subsidiary of the Company, with a bank syndicate, which expired on January 31, 2010. On January 31, 2010, the Company did not have any debt outstanding and had letters of credit for $0.1 million outstanding under the Loan Agreement.

In addition, the Company maintains a credit facility of approximately $3.4 million with a Taiwanese bank. No amounts were outstanding under this facility at January 31, 2010. The Company’s working capital at January 31, 2010 was approximately $222.8 million.

Cash used in operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities of continuing operations was $30.1 million and $2.9 million for the six months ended January 31, 2010 and 2009, respectively. The $27.2 million increase in cash provided by operating activities of continuing operations for the six months ended January 31, 2010 compared with the same period in the prior year was due to a $25.3 million increase in income (loss) from continuing operations as adjusted for non-cash items and a $1.9 million increase in cash resulting from changes in operating assets and liabilities. During the six months ended January 31, 2010, non-cash items included depreciation expense of $8.5 million, stock-based compensation of $2.4 million, amortization of intangible assets of $3.0 million, non-operating losses, net, of $0.6 million and equity in losses of affiliates and impairments of $1.7 million. The cash provided by operating activities of continuing operations for the six months ended January 31, 2009 was primarily driven by a decrease in accounts payable, accrued restructuring, and accrued expenses of $26.7 million. During the six months ended January 31, 2009, non-cash items included depreciation expense of $9.4 million, stock-based compensation of $3.0 million, amortization of intangible assets of $2.7 million, non-operating gains, net, of $1.9 million, and $164.7 million impairment of goodwill.

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

Investing activities of continuing operations used cash of $24.6 million for the six months ended January 31, 2010 and used cash of $12.7 million for the six months ended January 31, 2009. The $24.6 million of cash used in investing activities during the six months ended January 31, 2010 resulted primarily from $29.0 million, net of cash acquired used to acquire TFL during the six months ended January 31, 2010, $3.4 million in capital expenditures and $3.1 million of investments in affiliates. This use of cash was partially offset by $10.0 million of proceeds from the maturity of short-term investments and the receipt of $0.9 million of proceeds related to the acquisition by third parties of @Ventures portfolio companies. The $12.7 million of cash used by investing activities during the six months ended January 31, 2009 resulted primarily from $7.5 million of investments in affiliates and $6.6 million in capital expenditures. These cash uses were partially offset by the receipt of $1.3 million of proceeds related to the acquisition by third parties of @Ventures portfolio companies during the six months ending January 31, 2009. As of January 31, 2010, the Company had a carrying value of $13.2 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities of continuing operations used cash of $9.4 million and $3.5 million for the six months ended January 31, 2010 and 2009, respectively. The $9.4 million of cash used for financing activities of continuing operations during the six months ended January 31, 2010 primarily related to $9.2 million of cash used to repurchase the Company’s common stock. The $3.5 million of cash used for financing activities of continuing operations during the six months ended January 31, 2009 primarily related to $3.3 million of cash used to repurchase the Company’s common stock and $0.3 million of capital lease repayments. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used for discontinued operations totaled $0.8 million and $1.2 million for the six months ended January 31, 2010 and 2009, respectively, primarily for ongoing lease obligations.

Given the Company’s cash resources as of January 31, 2010, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. There are no material capital expenditure requirements as of January 31, 2010. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009. The Company’s gross liability for unrecognized tax benefits was approximately $5.7 million and approximately $84,000 of accrued interest and penalties as of January 31, 2010. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

The Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of January 31, 2010, the Company had no recorded liabilities with respect to these arrangements.

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

Critical Accounting Policies

The preparation of our quarterly financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation expense, inventories, investments, income taxes, restructuring, impairment of long-lived assets, goodwill and other intangible assets, contingencies and litigation. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: preparing investment valuations; determining discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; determining future lease assumptions related to restructured facility lease obligations; and establishing income tax liabilities are the estimates most likely to have a material impact on our financial position and the results of operations. Some accounting policies may have a significant impact on amounts reported in these financial statements. During the three and six months ended January 31, 2010, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

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

Interest Rate Risk

At January 31, 2010, ModusLink had no outstanding borrowings under its Loan Agreement with a bank syndicate and the Company had no open derivative positions with respect to its borrowing arrangements.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to greater exposure from significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of January 31, 2010, the Company did not have any derivative financial instruments.

Revenues from our foreign operating segments accounted for approximately 63.3% and 63.9% of total revenues during the three and six months ended January 31, 2010, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three and six months ended January 31, 2010, we recorded foreign currency translation gains of approximately $1.4 million and $4.0 million, respectively which are recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three and six months ended January 31, 2010, we recorded realized and unrealized foreign currency transaction losses of approximately $0.2 million and $0.5 million, respectively which are recorded in “Other gains (losses), net” in our consolidated statement of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company of its common stock during the quarter ended January 31, 2010:

Period	Total Number of Shares Repurchased (1)		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2009-November 30, 2009	201,472		$8.29	201,472	$7,047,150
December 1, 2009-December 31, 2009	323,414	(3)	$9.29	323,301	$4,042,606
January 1, 2010-January 31, 2010	183,325		$9.74	183,325	$2,256,526

(1)	The Company repurchased an aggregate of 708,098 shares of its common stock during the quarter ended January 31, 2010 pursuant to the repurchase program announced in June 2009 (the “Program”). The Company has repurchased an aggregate of 1,572,240 shares of common stock through January 31, 2010 pursuant to the Program.
(2)	In June 2009, the Company was authorized to repurchase up to $15.0 million of its common stock from time to time on the open market or in privately negotiated transactions under the Program over a 12 month period ending in June 2010. The Program may be suspended or discontinued at any time.
(3)	Includes 113 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 5.	Other Information.

At the 2009 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) on December 9, 2009, the following matters were acted upon by the stockholders of the Company:

1.	The election of three Class I Directors, Francis J. Jules, Joseph C. Lawler and Michael J. Mardy, for the ensuing three years;

2.	The amendment of the Company’s Amended and Restated 1995 Employee Stock Purchase Plan (“ESPP”) to increase the number of shares of common stock of the Company reserved thereunder from 300,000 to 600,000; and

3.	The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the current fiscal year.

The number of shares of Common Stock issued, outstanding and eligible to vote at the Annual Meeting as of the record date of October 12, 2009 was 45,777,430. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Anthony J. Bay, Virginia G. Breen, Thomas H. Johnson, and Edward E. Lucente. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON- VOTES
1. Election of three directors as a Class I Director:
Francis J. Jules	33,038,096	3,036,228	N/A	N/A	N/A
Joseph C. Lawler	34,554,277	1,520,047	N/A	N/A	N/A
Michael J. Mardy	34,689,872	1,384,452	N/A	N/A	N/A
2. Amendment of ESPP	21,369,108	N/A	564,763	340,703	13,799,750
3. Ratification of KPMG LLP	35,183,160	N/A	650,777	240,387	—

During the quarter ended January 31, 2010, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: March 12, 2010	By:	/S/ STEVEN G. CRANE
Steven G. Crane Chief Financial Officer

EXHIBIT INDEX

10.1	Amended and Restated Credit Agreement, dated as of February 1, 2010, by and among ModusLink Global Solutions, Inc., certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc.

10.2	Amended and Restated Security Agreement, dated as of February 1, 2010, by and among ModusLink Global Solutions, Inc. and certain of its subsidiaries and Bank of America, N.A.

10.3	Amended and Restated Revolving Credit Note, dated as of February 1, 2010, issued by ModusLink Global Solutions, Inc. and certain of its subsidiaries to Bank of America, N.A.

10.4	Revolving Credit Note, dated as of February 1, 2010, issued by ModusLink Global Solutions, Inc. and certain of its subsidiaries to Silicon Valley Bank.

10.5	Revolving Credit Note, dated as of February 1, 2010, issued by ModusLink Global Solutions, Inc. and certain of its subsidiaries to HSBC Business Credit (USA) Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.