Form 10-Q
period 2010-04-30
ModusLink Global Solutions Inc
filed 2010-06-09
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-23262

ModusLink Global Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2921333 (I.R.S. Employer Identification No.)

1100 Winter Street Waltham, Massachusetts (Address of principal executive offices)	02451 (Zip Code)

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

As of June 4, 2010, there were 44,054,393 shares outstanding of the registrant’s Common Stock, $.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

(Unaudited)

	April 30, 2010	July 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$159,897	$168,767
Available-for-sale securities	335	440
Short-term investments	—	10,000
Accounts receivable, trade, net of allowance for doubtful accounts of $879 and $3,767, at April 30, 2010 and July 31, 2009, respectively	146,203	171,090
Inventories, net	66,270	63,023
Prepaid expenses and other current assets	12,020	12,773

Total current assets	384,725	426,093

Property and equipment, net	54,857	61,178
Investments in affiliates	13,022	12,369
Goodwill	42,007	25,708
Other intangible assets, net	25,852	23,120
Other assets	10,140	7,353

Total assets	$530,603	$555,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$46	$152
Accounts payable	108,730	122,125
Current portion of accrued restructuring	5,611	15,098
Accrued income taxes	1,260	1,803
Accrued expenses	41,103	42,277
Other current liabilities	4,696	5,793
Current liabilities of discontinued operations	1,992	1,866

Total current liabilities	163,438	189,114

Long-term portion of accrued restructuring	1,276	2,014
Obligations under capital leases, less current installments	43	194
Other long-term liabilities	15,686	16,490
Non-current liabilities of discontinued operations	3,575	2,411
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at April 30, 2010 and July 31, 2009	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 44,056,151 issued and outstanding shares at April 30, 2010; 45,652,078 issued and 45,086,746 outstanding shares at July 31, 2009	441	457
Additional paid-in capital	7,426,120	7,437,877
Treasury stock, at cost 565,332 shares at July 31, 2009	—	(3,813)
Accumulated deficit	(7,095,530)	(7,103,228)
Accumulated other comprehensive income	15,554	14,305

Total stockholders’ equity	346,585	345,598

Total liabilities and stockholders’ equity	$530,603	$555,821

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Net revenue	$213,697	$231,469	$695,864	$783,343
Cost of revenue	189,090	199,034	603,708	690,617

Gross profit	24,607	32,435	92,156	92,726
Operating expenses:
Selling, general and administrative	21,395	21,961	68,270	79,042
Amortization of intangible assets	1,657	1,373	4,628	4,113
Impairment of goodwill	—	—	—	164,682
Restructuring, net	260	6,410	425	13,484

Total operating expenses	23,312	29,744	73,323	261,321

Operating income (loss)	1,295	2,691	18,833	(168,595)

Other income (expense):
Interest income	49	106	252	1,323
Interest expense	(130)	(132)	(416)	(549)
Other gains (losses), net	(1,153)	430	(1,732)	2,345
Equity in losses of affiliates and impairments	(211)	(1,786)	(1,923)	(13,296)

Total other income (expense)	(1,445)	(1,382)	(3,819)	(10,177)

Income (loss) from continuing operations before income taxes	(150)	1,309	15,014	(178,772)
Income tax expense	942	3,188	4,997	10,677

Income (loss) from continuing operations	(1,092)	(1,879)	10,017	(189,449)
Discontinued operations:
Income (loss) from discontinued operations	(2,334)	(68)	(2,319)	90

Net income (loss)	$(3,426)	$(1,947)	$7,698	$(189,359)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations per share	$(0.03)	$(0.04)	$0.22	$(4.17)
Income (loss) from discontinued operations per share	$(0.05)	$—	$(0.05)	$—

Net income (loss) per share	$(0.08)	$(0.04)	$0.17	$(4.17)

Shares used in computing basic earnings (loss) per share:	43,730	45,276	44,256	45,442

Shares used in computing diluted earnings (loss) per share:	43,730	45,276	44,408	45,442

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended April 30,
	2010	2009
Cash flows from operating activities of continuing operations:
Net income (loss)	$7,698	$(189,359)
Income (loss) from discontinued operations	(2,319)	90

Income (loss) from continuing operations	10,017	(189,449)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations:
Depreciation	12,668	14,139
Impairment of goodwill	—	164,682
Amortization of intangible assets	4,628	4,113
Share-based payments	3,296	3,972
Non-operating losses (gains)	1,732	(2,345)
Equity in losses of affiliates and impairments	1,923	13,296
Non-cash restructuring	—	389
Changes in operating assets and liabilities, excluding effects from acquisition:
Trade accounts receivable, net	24,204	33,502
Inventories	949	11,401
Prepaid expenses and other current assets	1,927	3,812
Accounts payable, accrued restructuring and accrued expenses	(24,288)	(47,896)
Refundable and accrued income taxes, net	(1,208)	1,181
Other assets and liabilities	(2,104)	10,129

Net cash provided by operating activities of continuing operations	33,744	20,926

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(6,561)	(8,672)
Redemption of short-term investments	10,000	—
Proceeds from the sale of equity investments in affiliates	1,146	18,008
Business acquisition, net of cash acquired	(29,580)	—
Investments in affiliates	(3,202)	(8,783)

Net cash provided by (used in) investing activities of continuing operations	(28,197)	553

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(422)	(277)
Line of credit origination costs	(748)	—
Proceeds from issuance of common stock	161	—
Repurchase of common stock	(11,519)	(3,309)

Net cash used in financing activities of continuing operations	(12,528)	(3,586)

Cash flows from discontinued operations:
Operating cash flows	(1,235)	(1,854)

Net cash used in discontinued operations	(1,235)	(1,854)

Net effect of exchange rate changes on cash and cash equivalents	(654)	(9,121)

Net increase (decrease) in cash and cash equivalents	(8,870)	6,918
Cash and cash equivalents at beginning of period	168,767	160,585

Cash and cash equivalents at end of period	$159,897	$167,503

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

On December 4, 2009, the Company acquired TFL. TFL is a processor and marketer of customer-returned consumer electronics and business technology products. The Company acquired 100% of the equity interest of TFL for approximately $31.0 million.

The Company had fiscal 2009 revenue of approximately $1.0 billion. As of April 30, 2010, the Company has an integrated network of strategically located facilities in various countries, including numerous sites throughout North America, Europe and Asia. The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986. ModusLink Global Solutions’ address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2009, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2009. The results for the three and nine months ended April 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the fiscal quarter ended April 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through the day of issuance of these financial statements.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified final Emerging Issues Task Force (“EITF”) consensus on the following issue: EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables”, which is also known as Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition Topic 605: “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 supersedes EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which is now codified in the Accounting Standards Codification (“ASC”) under Topic 605, “Revenue Recognition” (“ASC Topic 605”). ASU 2009-13 retains the criteria from ASC Topic 605 for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but removes the previous separation criterion under ASC Topic 605 that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company does not believe that the adoption of this ASU will have a material impact on its consolidated financial statements.

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

The Company acquired 100% of the equity interest of TFL for approximately $31.0 million which consisted of a cash payment of $30.0 million from our existing cash and cash equivalents, a $0.5 million cash payment related to the working capital adjustment and the acquisition date fair value of the additional performance-based consideration of approximately $0.5 million. The $0.5 million represents the acquisition date fair value of the additional performance-based consideration of up to $10.0 million that may be paid if certain financial performance measures are met in calendar 2010 (the “earnout”). The estimated acquisition date fair value of the earnout that may be paid has been recorded as a component of “other current liabilities”. Any change in the fair value of the earnout subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in the meeting of performance goals, will be recognized in earnings in the period the estimated fair value changes. A change in fair value of the earnout could have a material effect on the statement of operations and financial position in the period of the change in estimate. The Company recognized a $0.4 million decrease in the fair value of the earnout in earnings during the three months ended April 30, 2010. The final working capital adjustment was finalized during the three months ended April 30, 2010.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the purchase price (in thousands) for the acquisition:

Cash consideration paid	$30,000
Adjustment to excess working capital	464
Earnout acquisition date fair value	500

Total purchase price	$30,964

The Company also incurred expenses of approximately $0.8 million related to the acquisition of TFL, which were expensed in accordance with ASC Topic 805.

The amounts recorded for the assets acquired and the liabilities assumed are based on the estimated fair value as of the acquisition date and are subject to revision as defined in ASC Topic 805.

Intangible assets were recorded for approximately $7.4 million and will be amortized over estimated useful lives of 2 to 7 years, on a straight-line basis. Goodwill was recorded for approximately $16.3 million and will not be amortized, but will be assessed for potential impairment. Goodwill represents the excess purchase price over the fair value of the net assets acquired and will be deductible for income tax purposes. The amount paid in excess of the fair value of net assets acquired provides the Company with a business-to-consumer asset recovery channel for technology products and extends the Company’s aftermarket solution offering, which is designed to manage the complete range of post-sales activities for technology companies, from customer service, technical support and multichannel returns management to testing, repair and asset disposition.

The fair value amounts recorded were as follows (in thousands):

Cash	$883
Accounts receivable	729
Inventory	5,164
Prepaid expenses and other current assets	1,322
Property and equipment	445
Intangible assets	7,360
Goodwill	16,299
Accounts payable and accrued expenses	(1,078)
Deferred rent	(160)

Total purchase price	$30,964

Operating results of TFL for the three months ended April 30, 2010 and the period comprising December 4, 2009, through April 30, 2010 have been included in the Company’s “All other” category in the segment information included in Note 11. For the three and nine months ended April 30, 2010, approximately $8.9 million and $13.7 million, respectively, in net revenue from TFL and approximately, $0.3 million and $0.7 million, respectively, in net losses from TFL were included in the Company’s results. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of including the results of TFL since the beginning of fiscal year 2010 or fiscal year 2009 would not be materially different than the actual results reported.

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

At April 30, 2010 the Company’s available-for-sale securities of approximately $0.3 million, which are carried at fair value and measured on a recurring basis, are comprised of equity investments and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

In connection with the acquisition of TFL on December 4, 2009, the Company agreed to an earnout payment of up to $10.0 million, which may be paid if certain financial performance measures are met in calendar 2010. The Company has recorded the acquisition-date estimated fair value of the earnout payment of $0.5 million as a component of the consideration transferred by applying the income approach and using Level 3 inputs. The estimated acquisition-date fair value was measured based on the probability-adjusted present value of the amount expected to be paid. The probability adjusted earnout payment was discounted at 16.5%, the weighted-average cost of capital for the acquisition. The Company remeasures the fair value of the earnout payment at each reporting period using Level 3 inputs. The fair value of the earnout payment was $0.1 million as of April 30, 2010 and is reflected in “Other current liabilities” in our consolidated balance sheets. There has been a $0.4 million decrease in the fair value of the earnout payment which has been recognized in earnings during the three months ended April 30, 2010.

The following table presents a summary of the valuation of the earnout payment and activity:

	Three Months Ended	Nine Months Ended
	April 30, 2010	April 30, 2010
	(in thousands)
Earnout Payment
Balance at Beginning of Period	$500	$—
Valuation of purchase price earnout payment	—	500
Change in fair value of earnout payment	(440)	(440)

Balance as of April 30, 2010	$60	$60

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of April 30, 2010 and July 31, 2009, the fair values of our other financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term and long-term capital lease obligations, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments and the Company’s best estimate of interest rates currently available for similar debt instruments.

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

During the nine months ended April 30, 2010, approximately $16.3 million of goodwill was recognized in the All other category of the Company’s segment reporting as a result of the Company’s acquisition of TFL. The Company’s goodwill of $42.0 million as of April 30, 2010 relates to the Company’s ModusLink OCS, ModusLink PTS and TFL reporting units.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The changes in the carrying amount of goodwill allocated to the Company’s reportable segments as of April 30, 2010 are as follows:

	Americas	Asia	Europe	All Other	Consolidated Total
	(in thousands)
Balance as of July 31, 2009
Goodwill	$94,477	$73,948	$30,108	$5,857	$204,390
Accumulated impairment charges	(74,626)	(73,948)	(30,108)	—	(178,682)

	19,851	—	—	5,857	25,708

Goodwill from the acquisition of TFL	—	—	—	16,299	16,299

Balance as of April 30, 2010
Goodwill	94,477	73,948	30,108	22,156	220,689
Accumulated impairment charges	(74,626)	(73,948)	(30,108)	—	(178,682)

	$19,851	$—	$—	$22,156	$42,007

(8) SHARE-BASED PAYMENTS

Stock options for the purchase of approximately 0.1 million shares of the Company’s common stock were awarded to executives during the nine months ended April 30, 2010 at a weighted average exercise price of $7.27 per share. The weighted average option fair value was $3.46 per share. The weighted average option fair value was calculated using the binominal-lattice model with the following weighted average assumptions: expected volatility of 65.8%, risk-free rate of 1.83% and expected life of 4.08 years.

Additionally, approximately 0.1 million nonvested shares were awarded to executives during the nine months ended April 30, 2010 at a weighted average fair value of $7.26 per share. The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the three and nine months ended April 30, 2010 and 2009, which was allocated as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Cost of revenue	$74	$81	$249	$304
Selling, general and administrative	826	847	3,047	3,668

	$900	$928	$3,296	$3,972

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(9) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Foreign currency exchange losses	$(1,257)	$(2,248)	$(1,752)	$(248)
Gain on sale of investments	151	2,629	252	3,956
Impairment of investment	—	—	—	(975)
Loss on disposal of assets	(35)	(41)	(103)	(61)
Other, net	(12)	90	(129)	(327)

	$(1,153)	$430	$(1,732)	$2,345

The Company recorded foreign exchange losses of approximately $1.3 million and $1.8 million during the three and nine months ended April 30, 2010, respectively. These net losses related primarily to realized and unrealized losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe. During the three months ended April 30, 2010, the Company recorded a gain of approximately $0.2 million related to the acquisition by third parties of M2E Power, Inc. and H2Gen Innovations, Inc. Additionally, during the nine months ended April 30, 2010, the Company recorded a gain of approximately $0.1 million to adjust a previously recorded gain on the acquisition by a third party of Virtual Ink, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow.

The Company recorded foreign exchange losses of approximately $2.2 million and $0.2 million during the three and nine months ended April 30, 2009, respectively. These net losses related primarily to realized and unrealized gains and losses related to foreign currency exposures and settled transactions in the Americas, Asia and Europe. During the three months ended April 30, 2009, the Company recorded a gain of approximately $2.6 million related to the acquisition by a third party of the ownership interests held by @Ventures in Foodbuy, LLC. Additionally, during the nine months ended April 30, 2009, gains of approximately $0.9 million and $0.5 million, respectively, were recorded to adjust previously recorded gains on the acquisitions by third parties of the Generations Network, Inc. (“TGN”) and Avamar Technologies, Inc. (“Avamar”), due to the satisfaction of conditions leading to the release of funds held in escrow. TGN and Avamar were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. Also, during the nine months ended April 30, 2009, the Company recorded a write-off of an investment in a private company for $1.0 million. The $1.0 million write-off was due to the carrying value of the investment exceeding the estimated fair value of the investment.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(10) RESTRUCTURING AND OTHER CHARGES

The following table summarizes the activity in the restructuring accrual for the three and nine months ended April 30, 2010:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2009	$6,842	$10,270	$—	$17,112

Restructuring charges	—	—	—	—
Restructuring adjustments	(53)	182	—	129
Cash paid	(2,743)	(3,607)	—	(6,350)
Non-cash adjustments	—	277	—	277

Accrued restructuring balance at October 31, 2009	$4,046	$7,122	$—	$11,168

Restructuring charges	—	—	—	—
Restructuring adjustments	(350)	386	—	36
Cash paid	(1,216)	(1,281)	—	(2,497)
Non-cash adjustments	—	—	—	—

Accrued restructuring balance at January 31, 2010	$2,480	$6,227	$—	$8,707

Restructuring charges	54	222	—	276
Restructuring adjustments	—	(16)	—	(16)
Cash paid	(1,271)	(809)	—	(2,080)
Non-cash adjustments	—	—	—	—

Accrued restructuring balance at April 30, 2010	$1,263	$5,624	$—	$6,887

It is expected that the payments of employee-related charges will be substantially completed by July 31, 2010. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the current and previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by March 2014.

The net restructuring charges for the three and nine months ended April 30, 2010 and 2009 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Cost of revenue	$88	$5,563	$391	$8,454
Selling, general and administrative	172	847	34	5,030

	$260	$6,410	$425	$13,484

During the three and nine months ended April 30, 2010, the Company recorded a net restructuring charge of approximately $0.3 million and $0.4 million, respectively. During the three and nine months ended April 30, 2010, approximately, $0.2 million of the restructuring charge resulted from an early termination payment of a

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

lease in Budapest, Hungary. The Company recorded approximately $(16,000) and $0.1 million for the three and nine months ended April 30, 2010, respectively, due to changes in estimates for previously recorded facilities lease obligations primarily based on changes to the underlying assumptions.

During the three and nine months ended April 30, 2009, the Company recorded a net restructuring charge of approximately $6.4 million and $13.5 million, respectively. These charges resulted primarily from a plan for a workforce reduction of approximately 500 employees, which was approved by management during the first quarter of fiscal year 2009 (the “2009 Plan”). As a result of the 2009 Plan, for the three and nine months ended April 30, 2009, the Company recognized a pre-tax restructuring charge of $2.6 million and $11.5 million, respectively related to the workforce reduction for severance payments. The charge also consisted of approximately $2.3 million for severance costs related to the workforce reduction of approximately 29 employees that was subsequently approved by management. The charges also included approximately $1.2 million for both periods relating to the shutdown of facilities in El Paso, TX and Budapest, Hungary, and the closure of a sales office in San Jose, CA. A $0.4 million charge was also incurred during both periods for the impairment of fixed assets at the location in El Paso, TX. During the three and nine months ended April 30, 2009, the Company recorded net adjustments of approximately $0.1 million and $1.9 million, respectively, due to reductions in estimates for previously recorded employee-related expenses and facility lease obligations primarily based on changes to the underlying assumptions.

The following table summarizes the restructuring accrual by reportable segment and the Corporate-level activity for the three and nine months ended April 30, 2010:

	Americas	Asia	Europe	All Other	Corporate-level Activity	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2009	$8,104	$410	$7,734	$404	$460	$17,112

Restructuring charges	—	—	—	—	—	—
Restructuring adjustments	129	—	—	—	—	129
Cash paid	(3,887)	(266)	(2,029)	(110)	(58)	(6,350)
Non-cash adjustments	277	—	—	—	—	277

Accrued restructuring balance at October 31, 2009	$4,623	$144	$5,705	$294	$402	$11,168

Restructuring charges	—	—	—	—	—	—
Restructuring adjustments	308	(54)	(218)	—	—	36
Cash paid	(1,049)	(62)	(1,223)	(95)	(68)	(2,497)
Non-cash adjustments	—	—	—	—	—	—

Accrued restructuring balance at January 31, 2010	$3,882	$28	$4,264	$199	$334	$8,707

Restructuring charges	—	43	222	—	11	276
Restructuring adjustments	(27)	—	27	—	(16)	(16)
Cash paid	(330)	(60)	(1,558)	(89)	(43)	(2,080)
Non-cash adjustments	—	—	—	—	—	—

Accrued restructuring balance at April 30, 2010	$3,525	$11	$2,955	$110	$286	$6,887

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(11) SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance; the Company has three reportable operating segments, Americas, Asia, and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment. In addition to its three reportable operating segments, the Company reports an “All other” category. The “All other” category represents activity of the Company’s ModusLink OCS operating segment and TFL operating segment. The Company also has Corporate-level activity consisting primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s subsidiary companies and administration costs related to the Company’s venture capital investing. The “All other” category’s balance sheet information includes ModusLink OCS and TFL. The Corporate-level activity balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating segments.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Net revenue:
Americas	$76,412	$79,863	$240,576	$261,490
Asia	61,306	76,604	206,988	234,602
Europe	64,858	70,921	226,959	275,683
All other	11,121	4,081	21,341	11,568

	$213,697	$231,469	$695,864	$783,343

Operating income (loss):
Americas	$(3,940)	$(4,126)	$(8,080)	$(89,875)
Asia	11,343	10,946	41,810	(44,230)
Europe	(1,358)	(1,813)	(2,150)	(24,503)
All other	(1,234)	1,112	(1,693)	1,529

Total segment operating income (loss)	4,811	6,119	29,887	(157,079)

Other reconciling items	(3,516)	(3,428)	(11,054)	(11,516)

Total operating income (loss)	$1,295	$2,691	$18,833	$(168,595)

Adjusted operating income (loss):
Americas	$(1,678)	$38	$(232)	$(4,899)
Asia	13,127	13,397	46,921	37,743
Europe	441	3,955	2,595	5,467
All other	(651)	1,420	(272)	2,435

Total segment adjusted operating income (loss)	11,239	18,810	49,012	40,746
Other reconciling items	(2,910)	(2,715)	(9,162)	(8,951)

Total adjusted operating income (loss)	$8,329	$16,095	$39,850	$31,795

Adjusted operating income (loss)	$8,329	$16,095	$39,850	$31,795
Adjustments:
Depreciation	(4,217)	(4,693)	(12,668)	(14,139)
Amortization of intangible assets	(1,657)	(1,373)	(4,628)	(4,113)
Impairment of goodwill	—	—	—	(164,682)
Stock-based compensation	(900)	(928)	(3,296)	(3,972)
Restructuring and other, net	(260)	(6,410)	(425)	(13,484)

Operating income (loss)	$1,295	$2,691	$18,833	$(168,595)
Other income (expense), net	(1,445)	(1,382)	(3,819)	(10,177)
Income tax expense	942	3,188	4,997	10,677
Income (loss) from discontinued operations	(2,334)	(68)	(2,319)	90

Net income (loss)	$(3,426)	$(1,947)	$7,698	$(189,359)

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	April 30, 2010	July 31, 2009
	(in thousands)
Total assets of continuing operations:
Americas	$182,983	$180,788
Asia	125,226	187,836
Europe	130,448	118,338
All other	52,579	24,429

Sub-total	491,236	511,391
Corporate-level activity	39,367	44,430

	$530,603	$555,821

As of April 30, 2010, approximately 76%, 10% and 14% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2009, approximately 72%, 13% and 15%, of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of April 30, 2010, approximately, $10.2 million, $7.8 million, $7.1 million, $3.6 million and $3.1 million of the Company’s long-lived assets were located in Singapore, the Netherlands, Ireland, the Czech Republic and China, respectively. As of July 31, 2009, approximately, $10.1 million, $7.9 million, $6.5 million and $4.0 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands and China, respectively.

During the three and nine months ended April 30, 2010, the Company generated revenue of approximately $38.3 million and $137.0 million, respectively, in China and approximately $28.5 million and $102.6 million, respectively, in the Netherlands, from external customers. During the three and nine months ended April 30, 2009, the Company generated revenue of approximately $48.7 million and $152.7 million, respectively, in China and approximately $29.7 million and $125.8 million, respectively, in the Netherlands, from external customers.

(12) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.” The Company adopted ASC Topic 260-10, formerly FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” effective August 1, 2009. Under ASC Topic 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. All of the Company’s nonvested shares are considered participating securities because they contain non-forfeitable rights to dividends.

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per share for the three and nine months ended April 30, 2010 and 2009.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
BASIC
Net income (loss)	$(3,426)	$(1,947)	$7,698	$(189,359)
Less net income allocable to participating restricted stock	—	—	(68)	—

Net income (loss) available for common shares	$(3,426)	$(1,947)	$7,630	$(189,359)

Weighted average common shares outstanding	43,730	45,276	44,256	45,442

Basic net income (loss) per common share	$(0.08)	$(0.04)	$0.17	$(4.17)

DILUTED
Net income (loss)	$(3,426)	$(1,947)	$7,698	$(189,359)
Less net income allocable to participating restricted stock	—	—	(68)	—

Net income (loss) available for common shares	$(3,426)	$(1,947)	$7,630	$(189,359)

Weighted average common shares outstanding	43,730	45,276	44,256	45,442
Weighted average common equivalent shares arising from: dilutive stock options	—	—	151	—

Weighted-average number of common and potential common shares	43,730	45,276	44,408	45,442

Diluted net income (loss) per common share	$(0.08)	$(0.04)	$0.17	$(4.17)

For the three months ended April 30, 2010, approximately 2.1 million common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share, as the Company had recorded a net loss for the three months ended April 30, 2010. For the nine months ended April 30, 2010, approximately 2.2 million common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

For the three and nine months ended April 30, 2009, approximately 2.2 million and 2.3 million, respectively, common stock equivalent shares have not been included in the diluted per share calculation, as the Company had recorded a net loss for the three and nine months ended April 30, 2009.

(13) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$(3,426)	$(1,947)	$7,698	$(189,359)
Net unrealized holding gain (loss) on securities	51	(219)	164	(1,626)
Foreign currency translation adjustment	(67)	2,758	1,085	(7,583)
Minimum pension liability adjustment	—	(45)	—	15

Comprehensive income (loss)	$(3,442)	$547	$8,947	$(198,553)

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of accumulated other comprehensive income was as follows:

	April 30, 2010	July 31, 2009
	(in thousands)
Net unrealized holding gains (losses) on securities	$113	$(51)
Cumulative foreign currency translation adjustment	13,004	11,919
Minimum pension liability adjustment	2,437	2,437

Accumulated other comprehensive income	$15,554	$14,305

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

Inventories consisted of the following:

	April 30, 2010	July 31, 2009
	(in thousands)
Raw materials	$41,282	$42,349
Work-in-process	2,946	5,482
Finished goods	22,042	15,192

	$66,270	$63,023

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

(16) SHARE REPURCHASE PROGRAM

In June 2009, the Company’s Board of Directors authorized the repurchase of up to $15.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over a twelve month period (the “Repurchase Program”), which was completed during the quarter ended April 30, 2010. The timing and amount of the shares repurchased was determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases were also made under a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Company retired and returned the repurchased shares to the Company’s authorized, but not issued or outstanding common stock. The Repurchase Program was funded using the Company’s working capital. As of April 30, 2010, the Company had repurchased an aggregate of approximately 1.8 million shares at a cost of approximately $15.0 million under the Repurchase Program.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(17) INCOME TAXES

As of April 30, 2010 and July 31, 2009, the liability for unrecognized tax benefits related to various federal, state, and foreign income tax matters was $5.8 million and $6.2 million, respectively. Effective August 1, 2009, the Company adopted the provisions within ASC Topic 805, Business Combinations. As a result, to the extent the unrecognized tax benefits are recognized, the entire amount would impact income tax expense after the measurement period. As of April 30, 2010 and July 31, 2009, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amount of $84,000 for both periods. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months. For the three and nine months ended April 30, 2010, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using enacted rates in those jurisdictions.

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

(18) @VENTURES INVESTMENTS

The Company maintains interests in several privately held companies through its interests in two venture capital funds which invest as “@Ventures.” The Company invests in early stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. During the three and nine months ended April 30, 2010, approximately $0.1 million and $3.2 million, respectively was invested by @Ventures. At April 30, 2010, the Company’s carrying value of investments in privately held companies was approximately $13.0 million. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statement of Operations.

(19) DISCONTINUED OPERATIONS

For the three months ended April 30, 2010, the Company recorded a net loss from discontinued operations of approximately $2.3 million primarily related to adjustments to previously recorded estimates for facility lease obligations due to changes in the underlying sublease assumptions.

(20) SUBSEQUENT EVENTS

In June 2010, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over an

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

eighteen month period. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. It is the Company’s intention to retire and return any repurchased shares to the Company’s authorized, but not issued or outstanding common stock. The repurchase program will be funded using the Company’s working capital.

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

On December 4, 2009, the Company acquired TFL. TFL is a processor and marketer of customer-returned consumer electronics and business technology products. The Company acquired 100% of the equity interest of TFL for approximately $31.0 million.

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “adjusted operating income (loss),” which is defined as operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets, stock-based compensation and other charges not related to our baseline operating results. See Note 11 of the notes to the condensed consolidated financial statements included in Item 1 above for segment information, including a reconciliation of adjusted operating income (loss) to net income (loss).

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

During the prior fiscal year ended July 31, 2009, the Company saw a weakening in the business environment and global economy. Management believes that the declines in revenue during the three and nine months ended April 30, 2010 compared with the three and nine months ended April 30, 2009 are in large part due to the weakening in the global economic environment. During fiscal 2009, the Company implemented restructuring plans to better position the Company for the long-term, given the ongoing challenging economic environment. The cost cutting actions that were taken during fiscal year 2009 as a result of the general economic decline included the elimination of approximately 500 jobs and the closing of certain facilities. For the three and nine months ended April 30, 2010, the Company recorded net restructuring charges of approximately $0.3 million and $0.4 million primarily due to changes in underlying assumptions of initial estimates of previously recorded restructuring plans and the reduction of 15 employees in Asia.

For the three months ended April 30, 2010, the Company reported net revenue of $213.7 million, operating income of $1.3 million, a loss from continuing operations before income taxes of $0.2 million, a net loss of $3.4 million and a gross margin percentage of 11.5%. For the nine months ended April 30, 2010, the Company reported net revenue of $695.9 million, operating income of $18.8 million, income from continuing operations before income taxes of $15.0 million, net income of $7.7 million and a gross margin percentage of 13.2%. Net income for the nine months ended April 30, 2010 reflects an impairment charge of $0.3 million recorded on a certain investment included in the @Ventures investment portfolio. We currently conduct business in The Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia and Mexico in addition to our United States operations. At April 30, 2010, we had cash and cash equivalents, available-for-sale securities and short-term investments of $160.2 million, and working capital of $221.3 million.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and the continued economic decline affecting the world economy. In addition, the drop in consumer demand for our clients’ products has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The market for our supply chain management services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their gross margins and profitability. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. As a result of these competitive and client pressures the gross margins in our business are low. During the three and nine months ended April 30, 2010, our gross margin percentage were 11.5% and 13.2%, respectively. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally react to margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three and nine months ended April 30, 2010, sales to Hewlett-Packard accounted for approximately 31% and 29%, respectively of our consolidated net revenue. For the three and nine months ended April 30, 2009, sales to Hewlett-Packard accounted for approximately 26% and 24%, respectively, of our consolidated net revenue and sales to SanDisk Corporation accounted for approximately 10% and 11%, respectively, of our consolidated net revenue, sales to Advanced Micro Devices accounted for approximately 12% and 10% of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

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

Results of Operations

Three months ended April 30, 2010 compared to the three months ended April 30, 2009

Net Revenue:

	Three Months Ended April 30, 2010	As a % of Total Net Revenue	Three Months Ended April 30, 2009	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$76,412	35.8%	$79,863	34.5%	$(3,451)	(4.3)%
Asia	61,306	28.7%	76,604	33.1%	(15,298)	(20.0)%
Europe	64,858	30.3%	70,921	30.6%	(6,063)	(8.6)%
All other	11,121	5.2%	4,081	1.8%	7,040	172.5%

Total	$213,697	100.0%	$231,469	100.0%	$(17,772)	(7.7)%

Net revenue decreased by approximately $17.8 million during the three months ended April 30, 2010, as compared to the same period in the prior year. This $17.8 million decrease was primarily a result of a $38.8 million decline in revenue due to lower volumes from certain client programs, partially offset by approximately $9.0 million of incremental revenue from TFL. Approximately $121.4 million of the net revenue for the three months ended April 30, 2010 related to the procurement and re-sale of materials on behalf of our clients as compared to $131.8 million for the three months ended April 30, 2009.

During the three months ended April 30, 2010, net revenue in the Americas, Asia and Europe segments decreased by approximately $3.5 million, $15.3 million and $6.1 million, respectively. These decreases resulted primarily from declines in client order volumes partially offset by new business. The increase in the All other category related to inclusion of incremental revenue from the Company’s TFL operating segment.

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

Cost of Revenue:

	Three Months Ended April 30, 2010	As a % of Segment Net Revenue	Three Months Ended April 30, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$74,990	98.1%	$76,358	95.6%	$(1,368)	(1.8)%
Asia	44,602	72.8%	58,987	77.0%	(14,385)	(24.4)%
Europe	60,406	93.1%	62,407	88.0%	(2,001)	(3.2)%
All other	8,874	79.8%	1,282	31.4%	7,592	592.2%

Sub-total	188,872	88.4%	199,034	86.0%	(10,162)	(5.1)%
Corporate-level activity	218	—	—	—	218	100.0%

Total	$189,090	88.5%	$199,034	86.0%	$(9,944)	(5.0)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $9.9 million for the three months ended April 30, 2010, as compared to the three months ended April 30, 2009. Gross margins for the third quarter of fiscal 2010 were 11.5% as compared to 14.0% in the prior year quarter. This decrease is attributable to a decline in volume, change in customer mix and product mix, partially offset by increased productivity and cost reduction actions that were initiated during fiscal year 2009.

For the three months ended April 30, 2010, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 1.8%, 27.2% and 6.8%, as compared to 4.3%, 23.0% and 12.0%, respectively, for the same period of the prior year. The 250 basis-point decrease in gross margin within the Americas region is attributed to a change in product mix and less cost leverage as the result of lower volumes, partially offset by the impact of cost reduction actions initiated during fiscal year 2009. Within the Asia region, the 420 basis-point increase in gross margin is primarily attributed to a change in product mix and geography mix. Within the Europe region, the 520 basis-point decrease in gross margin was primarily due to a change in product mix and less cost leverage as the result of lower volumes, partially offset by the impact of cost reduction actions initiated during fiscal year 2009.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures.

Selling, General and Administrative Expenses:

	Three Months Ended April 30, 2010	As a % of Segment Net Revenue	Three Months Ended April 30, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$4,627	6.1%	$5,190	6.5%	$(563)	(10.8)%
Asia	4,947	8.1%	5,731	7.5%	(784)	(13.7)%
Europe	5,556	8.6%	6,171	8.7%	(615)	(10.0)%
All other	2,951	26.5%	1,439	35.3%	1,512	105.1%

Sub-total	18,081	8.5%	18,531	8.0%	(450)	(2.4)%
Corporate-level activity	3,314	—	3,430	—	(116)	(3.4)%

Total	$21,395	10.0%	$21,961	9.5%	$(566)	(2.6)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended April 30, 2010 decreased by approximately $0.6 million compared to the three month period ended April 30, 2009, primarily as a result of a $2.5 million decline in employee-related costs, a $0.4 million decrease in the fair value of the TFL earnout, and a $0.3 million decline in depreciation expense, which were partially offset by the inclusion of approximately $1.6 million of selling, general and administrative expenses of TFL, and a $0.6 million increase in professional service fees.

Amortization of Intangible Assets:

	Three Months Ended April 30, 2010	As a % of Segment Net Revenue	Three Months Ended April 30, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$757	1.0%	$757	1.0%	$—	—
Asia	369	0.6%	369	0.5%	—	—
Europe	—	—	—	—	—	—
All other	531	4.8%	247	6.1%	284	115.0%

Total	$1,657	0.8%	$1,373	0.6%	$284	20.7%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., ModusLink OCS, ModusLink PTS, and TFL. These intangible assets are being amortized over lives ranging from 1 to 10 years.

Restructuring and Other, net:

	Three Months Ended April 30, 2010	As a % of Segment Net Revenue	Three Months Ended April 30, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$(27)	(0.1)%	$1,829	2.3%	$(1,856)	(101.5)%
Asia	43	0.1%	551	0.7%	(508)	(92.2)%
Europe	249	0.4%	4,030	5.7%	(3,781)	(93.8)%
All other	—	—	—	—	—	—

Sub-total	$265	0.1%	$6,410	2.7%	(6,145)	(95.9)%
Corporate-level activity	(5)	—	—	—	(5)	(100.0)%

Total	$260	0.1%	$6,410	2.7%	$(6,150)	(95.9)%

During the three months ended April 30, 2010, the Company recorded a net restructuring charge of approximately $0.3 million primarily due to a $0.2 million early termination payment of a lease in Budapest, Hungary, and changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

During the three months ended April 30, 2009, the Company recorded a net restructuring charge of approximately $6.4 million. The $6.4 million charge recorded during the three months ended April 30, 2009 consisted of approximately $4.9 million related to a workforce reduction related to the Company’s 2009 restructuring plans, approximately $1.2 million related to the shutdown of facilities in El Paso, TX and Budapest, Hungary and the shutdown of a sales office in San Jose, CA and a $0.4 million charge related to the impairment of fixed assets at the facility in El Paso, TX. These charges were partially offset by a net adjustment of $0.1 million during the three months ended April 30, 2009 to decrease previously recorded restructuring estimates for employee-related severance expenses due to changes to the underlying assumptions.

Interest Income/Expense:

During the three months ended April 30, 2010, interest income decreased to $49,000 from $0.1 million for the three months ended April 30, 2009. The decrease in interest income was the result of lower average interest rates during the current period compared to the same period in the prior fiscal year.

For the three months ended April 30, 2010 and 2009, interest expense totaled approximately $0.1 million, for both periods. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Gains (Losses), net:

Other gains (losses), net were a net loss of approximately $1.2 million for the three months ended April 30, 2010. During the three months ended April 30, 2010, the Company recorded foreign exchange losses of approximately $1.3 million due to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe, and a $35,000 loss on the disposal of fixed assets. These losses were offset by a $0.2 million gain on the sale of investments. The $0.2 million gain was the result of acquisitions by third parties of M2E Power, Inc. and H2Gen Innovations, Inc.

During the three months ended April 30, 2009, other gains (losses), was a net gain of approximately $0.4 million. During the three months ended April 30, 2009, the Company recorded foreign exchange losses of approximately $2.2 million due to realized and unrealized gains and losses from foreign currency exposures and settled transactions in Asia and Europe. The Company also recorded a gain of approximately $2.6 million related to the acquisition, by a third party, of all of the ownership interests held by @Ventures in Foodbuy, LLC.

Equity in Losses of Affiliates, net of Impairments:

Equity in losses of affiliates, net of impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates decreased to a loss of $0.2 million for the three months ended April 30, 2010 from a loss of $1.8 million for the same period in the prior fiscal year, primarily as a result of net losses recognized by certain affiliate companies.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. Based on the Company’s evaluation, there is no impairment for the three months ended April 30, 2010 related to its investment in a privately held company.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $13.0 million of investments in affiliates at April 30, 2010 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.3 million to $2.6 million.

Income Tax Expense:

During the three months ended April 30, 2010, the Company recorded income tax expense of approximately $0.9 million, as compared to income tax expense of $3.2 million for the same period in the prior fiscal year. For the three months ended April 30, 2010, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. For the three months ended April 30, 2010 and 2009, the Company’s U.S. taxable income, and the taxable income for certain foreign locations, was offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the three months ended April 30, 2010, the Company recorded a net loss from discontinued operations of approximately $2.3 million, as compared to a net loss of $0.1 million for same period in the prior fiscal year. The $2.3 million net loss from discontinued operations primarily relates to changes to previously recorded estimates for facility lease obligations due to changes in the underlying sublease assumptions.

Results of Operations

Nine months ended April 30, 2010 compared to the nine months ended April 30, 2009

Net Revenue:

	Nine Months Ended April 30, 2010	As a % of Total Net Revenue	Nine Months Ended April 30, 2009	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$240,576	34.6%	$261,490	33.4%	$(20,914)	(8.0)%
Asia	206,988	29.7%	234,602	30.0%	(27,614)	(11.8)%
Europe	226,959	32.6%	275,683	35.2%	(48,724)	(17.7)%
All other	21,341	3.1%	11,568	1.4%	9,773	84.5%

Total	$695,864	100.0%	$783,343	100.0%	$(87,479)	(11.2)%

Net revenue decreased by approximately $87.5 million during the nine months ended April 30, 2010, as compared to the same period in the prior year. The $87.5 million decrease was primarily a result of a decline in volumes from certain client programs, partially offset by new business. Approximately $396.7 million of the net revenue for the nine months ended April 30, 2010 related to the procurement and re-sale of materials on behalf of our clients as compared to $465.3 million for the nine months ended April 30, 2009.

During the nine months ended April 30, 2010, net revenue in the Americas, Asia and Europe segments decreased by approximately $20.9 million, $27.6 million and $48.7 million, respectively. These decreases resulted primarily from declines in client order volumes. The $9.7 million increase in net revenue in the all other category is due to the inclusion of net revenue from the TFL operating segment.

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

Cost of Revenue:

	Nine Months Ended April 30, 2010	As a % of Segment Net Revenue	Nine Months Ended April 30, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$230,804	96.0%	$254,351	97.3%	$(23,547)	(9.3)%
Asia	147,184	71.1%	180,691	77.1%	(33,507)	(18.5)%
Europe	210,366	92.7%	251,375	91.2%	(41,009)	(16.3)%
All other	15,136	71.0%	4,200	36.3%	10,936	260.4%

Sub-total	603,490	86.7%	690,617	88.2%	(87,127)	(12.6)%
Corporate-level activity	218	—	—	—	218	100.0%

Total	$603,708	86.8%	$690,617	88.2%	$(86,909)	(12.6)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $86.9 million for the nine months ended April 30, 2010, as compared to the nine months ended April 30, 2009. Gross margins for the nine months ended April 30, 2010 were 13.2% as compared to 11.8% for the nine months ended April 30, 2009. This 140 basis-point increase is attributable to increased productivity and cost reduction actions that were initiated during fiscal year 2009 and a change in customer mix and product mix.

For the nine months ended April 30, 2010, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 4.0%, 28.9% and 7.3%, as compared to 2.7%, 22.9% and 8.8%, respectively, for the same period of the prior year. The 130 basis-point increase in gross margin within the Americas region is attributed to increased productivity, a change in product mix and the impact of cost reduction actions initiated during fiscal year 2009. Within the Asia region, the 600 basis-point increase in gross margin is primarily attributed to a change in customer mix and product mix. Within the Europe region, the 150 basis-point decrease in gross margin was primarily due to a decline in volumes and a negative impact of foreign currency translation, partially offset by increased productivity, changes in product mix, the reversal of a liability due to satisfaction of conditions under a prior agreement and the impact of cost reduction actions initiated during fiscal year 2009.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures.

Selling, General and Administrative Expenses:

	Nine Months Ended April 30, 2010	As a % of Segment Net Revenue	Nine Months Ended April 30, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$15,172	6.3%	$17,973	6.9%	$(2,801)	(15.6)%
Asia	16,893	8.2%	20,807	8.9%	(3,914)	(18.8)%
Europe	18,706	8.2%	23,900	8.7%	(5,194)	(21.7)%
All other	6,645	31.1%	5,098	44.1%	1,547	30.3%

Sub-total	57,416	8.3%	67,778	8.7%	(10,362)	(15.3)%
Corporate-level activity	10,854	—	11,264	—	(410)	(3.6)%

Total	$68,270	9.8%	$79,042	10.1%	$(10,772)	(13.6)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the nine months ended April 30, 2010 decreased by approximately $10.8 million compared to the nine month period ended April 30, 2009, primarily as a result of a $8.9 million decline in employee-related costs, a $1.9 million decline in bad debt expense, a $1.0 million decline in depreciation expense, a $0.7 million decline in Enterprise Resource Planning (“ERP”) system implementation costs and a $0.5 million decline in travel expenses, partially offset by the inclusion of approximately $2.7 million of selling, general and administrative expenses of TFL, $0.8 million in transaction costs related to the acquisition of TFL and a $0.6 million increase in professional fees.

Impairment of Goodwill:

	Nine Months Ended April 30, 2010	As a % of Segment Net Revenue	Nine Months Ended April 30, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$—	—	$74,626	28.5%	$(74,626)	(100.0)%
Asia	—	—	73,948	31.5%	(73,948)	(100.0)%
Europe	—	—	16,108	5.8%	(16,108)	(100.0)%
All other	—	—	—	—	—	—

Total	$—	—	$164,682	21.0%	$(164,682)	(100.0)%

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that would reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. During the nine months ended April 30, 2010 there was no impairment recorded. If the assumptions used in preparing the assessments of the reporting units for purposes of impairment analysis differ from actual future results, we may record impairment charges in the future. For goodwill testing purposes the Company has six reporting units, the Americas, Asia, Europe, ModusLink OCS, ModusLink PTS and TFL. During the second quarter of fiscal year 2009, indicators of potential impairment caused the Company to conduct an interim impairment test. Those indicators included the following: a significant decrease in the market capitalization of the Company, and the change in the macroeconomic environment. As part of the test, the Company performed a market capitalization reconciliation to ensure that the resulting outputs of the test and the total Company fair value were consistent, giving effect to a reasonable control premium, 35%. As a result of the step one test, the Company concluded that, as of January 31, 2009, the fair value of three of its five reporting units was below their respective carrying values, including goodwill. The three reporting units that showed potential impairment were the Americas, Asia and Europe. As such, step two of the impairment test was initiated. The step two analysis was completed and in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2009 the Company concluded that its goodwill was impaired and recorded a $164.7 million non-cash goodwill impairment charge consisting of $74.6 million for the Americas, $73.9 million for Asia, and $16.1 million for Europe.

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

Amortization of Intangible Assets:

	Nine Months Ended April 30, 2010	As a % of Segment Net Revenue	Nine Months Ended April 30, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$2,268	1.0%	$2,262	0.9%	$6	0.3%
Asia	1,107	0.5%	1,109	0.5%	(2)	(0.2)%
Europe	—	—	—	—	—	—
All other	1,253	5.9%	742	6.4%	511	68.9%

Total	$4,628	0.7%	$4,113	0.5%	$515	12.5%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., ModusLink OCS, ModusLink PTS, and TFL. These intangible assets are being amortized over lives ranging from 1 to 10 years.

Restructuring and Other, net:

	Nine Months Ended April 30, 2010	As a % of Segment Net Revenue	Nine Months Ended April 30, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$410	0.2%	$3,420	1.3%	$(3,010)	(88.0)%
Asia	(11)	—	1,731	0.7%	(1,742)	(100.6)%
Europe	31	0.1%	8,081	2.9%	(8,050)	(99.6)%
All other	—	—	—	—	—	—

Sub-total	$430	0.1%	$13,232	1.7%	(12,802)	(96.8)%
Corporate-level activity	(5)	—	252	—	(257)	(102.0)%

Total	$425	0.1%	$13,484	1.7%	$(13,059)	(96.9)%

During the nine months ended April 30, 2010, the Company recorded a net restructuring charge of approximately $0.4 million primarily due to a $0.2 million early termination payment of a lease in Budapest, Hungary, and changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

During the nine months ended April 30, 2009, the Company recorded net restructuring charges of approximately $13.5 million. This charge consisted of approximately $9.4 million related to a plan for a workforce reduction of approximately 500 employees, which was approved by management in the first quarter of fiscal year 2009 (the “Q1Plan”). The charge also consisted of approximately $2.3 million for severance costs related to the workforce reduction of approximately 29 employees in Angers, France. The charge also consisted of approximately $1.2 million relating to the shutdown of facilities in El Paso, TX and Budapest, Hungary, and the shutdown of a sales office in San Jose, CA and a $0.4 million charge for the impairment of fixed assets at the location in El Paso, TX. These restructuring charges were partially offset by approximately $1.8 million in reductions to estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

Interest Income/Expense:

During the nine months ended April 30, 2010, interest income decreased to $0.3 million from $1.3 million for the nine months ended April 30, 2009. The decrease in interest income was the result of lower average interest rates during the current period compared to the same period in the prior fiscal year.

Interest expense totaled approximately $0.4 million and $0.6 million for the nine months ended April 30, 2010 and 2009, respectively. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Gains (Losses), net:

Other gains (losses), net were a net loss of approximately $1.7 million for the nine months ended April 30, 2010. During the nine months ended April 30, 2010, the Company recorded foreign exchange losses of approximately $1.3 million due to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe and a $0.1 million loss on the disposal of fixed assets. These losses were offset by a $0.3 million gain on the sale of investments. The $0.3 million gain was the result of acquisitions by third parties of M2E Power, Inc. and H2Gen Innovations, Inc. and an adjustment to a previously recorded gain on the acquisition by a third party of Virtual Ink, Inc., due to the satisfaction of conditions leading to the release of funds held in escrow. Virtual Ink, Inc. was an @Ventures portfolio company that was acquired by a third party in a previous reporting period.

During the nine months ended April 30, 2009, other gains (losses), net consisted of a net gain of approximately $2.3 million. During the nine months ended April 30, 2009, the Company recorded foreign exchange losses of approximately $0.2 million due to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe, and $4.0 million of gains on the sale of investments. The $4.0 million of gains was the result of a $2.6 million gain on the acquisition by a third party of all of the ownership interests held by @Ventures in Foodbuy, LLC, and $1.3 million of gains to adjust previously recorded gains on the acquisitions by a third parties of TGN and Avamar Technologies, Inc., due to the satisfaction of conditions leading to the release of funds held in escrow. TGN and Avamar Technologies, Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. These gains were partially offset by a $1.0 million impairment of an investment.

Equity in Losses of Affiliates, net of Impairments:

Equity in losses of affiliates, net of impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates decreased to a loss of $1.9 million for the nine months ended April 30, 2010 from a loss of $13.3 million for the same period in the prior fiscal year, primarily as a result of a $13.6 million decrease in the amount of impairment charges recorded on investments included in the @Ventures portfolio of investments. This decrease was offset by the decrease in equity in income (losses) of affiliates of $2.2 million from equity in income of affiliates of $0.6 million for the nine months ended April 30, 2009 to equity in losses of affiliates of $1.6 million for the nine months ended April 30, 2010.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. Based on the Company’s evaluation, it recorded a $0.3 million impairment charge during the nine months ended April 30, 2010 related to its investment in a privately held company. This impairment charge is included in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statement of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $13.0 million of investments in affiliates at April 30, 2010 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.3 million to $2.6 million.

Income Tax Expense:

During the nine months ended April 30, 2010, the Company recorded income tax expense of approximately $5.0 million, as compared to income tax expense of $10.7 million for same period in the prior fiscal year. For the nine months ended April 30, 2010, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. For the nine months ended April 30, 2010 and 2009, the Company’s U.S. taxable income, and the taxable income for certain foreign locations, was offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the nine months ended April 30, 2010, the Company recorded a net loss from discontinued operations of approximately $2.3 million, as compared to net income of $0.1 million for same period in the prior fiscal year. The $2.3 million net loss from discontinued operations primarily relates to changes to previously recorded estimates for facility lease obligations due to changes in the underlying sublease assumptions.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the issuance of its securities, returns generated by our venture capital investments and borrowings from lending institutions. As of April 30, 2010, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $159.9 million. In addition, on February 1, 2010 the Company and certain of its domestic subsidiaries entered into an Amended and Restated Credit Agreement and a Security Agreement (the “Credit Facility”) with a bank syndicate. The Credit Facility provides a senior secured revolving credit facility up to an initial aggregate principal amount of $40.0 million and is secured by substantially all of the domestic assets of the Company. The Credit Facility permits the Company to increase the aggregate principal amount by an additional $20.0 million upon certain conditions being met. The Credit Facility terminates on February 1, 2013. Interest on the Credit Facility is based on the type of borrowing, at the base rate or the Eurodollar rate plus an applicable rate that varies from 1.25% to 1.75% for the base rate and 2.25% to 2.75% for the eurodollar rate depending on the Company’s consolidated leverage ratio. The Credit Facility includes certain restrictive financial covenants, which include a maximum consolidated leverage ratio, a minimum consolidated core cash flow leverage ratio and minimum global cash and restrictions that limit the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders. The Credit Facility amended and restated the Second Amended and Restated Loan and Security Agreement, (the “Loan Agreement”) dated October 31, 2005, as amended by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holdings Corp., each a direct or indirect wholly owned subsidiary of the Company, with a bank syndicate, which expired on January 31, 2010. On April 30, 2010, the Company did not have any debt outstanding and had letters of credit for $0.1 million outstanding under the Credit Facility.

In addition, the Company maintains a credit facility of approximately $3.4 million with a Taiwanese bank. No amounts were outstanding under this facility at April 30, 2010. The Company’s working capital at April 30, 2010 was approximately $221.3 million.

Cash provided by operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities of continuing operations was $33.7 million and $20.9 million for the nine months ended April 30, 2010 and 2009, respectively. The $12.8 million increase in cash provided by operating activities of continuing operations for the nine months ended April 30, 2010 compared with the same period in the prior year was due to a $26.1 million increase in income (loss) from continuing operations as adjusted for non-cash items, partially offset by a $13.3 million decrease in cash resulting from changes in operating assets and liabilities. During the nine months ended April 30, 2010, non-cash items included depreciation expense of $12.7 million, stock-based compensation of $3.3 million, amortization of intangible assets of $4.6 million, non-operating losses, net, of $1.7 million and equity in income (losses) of affiliates and impairments of $1.9 million. The cash provided by operating activities of continuing operations for the nine months ended April 30, 2009 was a $20.9 million increase in cash resulting from a $12.1 million increase in operating assets and liabilities and an $8.8 million increase in income (loss) from continuing operations as adjusted for non-cash items. During the nine months ended April 30, 2009, non-cash items included depreciation expense of $14.1 million, stock-based compensation of $4.0 million, amortization of intangible assets of $4.1 million, non-operating gains, net, of $2.3 million, and $164.7 million impairment of goodwill.

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

Investing activities of continuing operations used cash of $28.2 million for the nine months ended April 30, 2010 and provided cash of $0.6 million for the nine months ended April 30, 2009. The $28.2 million of cash used in investing activities during the nine months ended April 30, 2010 resulted primarily from $29.6 million, net of cash acquired used to acquire TFL during the nine months ended April 30, 2010, $6.6 million in capital expenditures and $3.2 million of investments in affiliates. This use of cash was partially offset by $10.0 million of proceeds from the maturity of short-term investments and the receipt of $1.1 million of proceeds related to the acquisition by third parties of @Ventures portfolio companies. The $0.6 million of cash provided by investing activities during the nine months ended April 30, 2009 resulted primarily from $18.0 million of proceeds related to the acquisition by third parties of @Ventures portfolio companies, partially offset by $8.8 million of investments in affiliates and $8.7 million in capital expenditures. As of April 30, 2010, the Company had a carrying value of $13.0 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities of continuing operations used cash of $12.5 million and $3.6 million for the nine months ended April 30, 2010 and 2009, respectively. The $12.5 million of cash used for financing activities of continuing operations during the nine months ended April 30, 2010 primarily related to $11.5 million of cash used to repurchase the Company’s common stock and $0.8 million of debt issuance costs related to the Credit Facility the Company entered into on February 1, 2010. The $3.6 million of cash used for financing activities of continuing operations during the nine months ended April 30, 2009 primarily related to $3.3 million of cash used to repurchase the Company’s common stock and $0.3 million of capital lease repayments. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used for discontinued operations totaled $1.2 million and $1.9 million for the nine months ended April 30, 2010 and 2009, respectively, primarily for ongoing lease obligations.

Given the Company’s cash resources as of April 30, 2010, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. There are no material capital expenditure requirements as of April 30, 2010. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009. The Company’s gross liability for unrecognized tax benefits was approximately $5.8 million and approximately $84,000 of accrued interest and penalties as of April 30, 2010. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

The Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of April 30, 2010, the Company had no recorded liabilities with respect to these arrangements.

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

Critical Accounting Policies

The preparation of our quarterly financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation expense, inventories, investments, income taxes, restructuring, impairment of long-lived assets, goodwill and other intangible assets, contingencies and litigation. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: preparing investment valuations; determining discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; determining future lease assumptions related to restructured facility lease obligations; and establishing income tax liabilities are the estimates most likely to have a material impact on our financial position and the results of operations. Some accounting policies may have a significant impact on amounts reported in these financial statements. During the three and nine months ended April 30, 2010, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified final Emerging Issues Task Force (“EITF”) consensus on the following issue: EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”), which is also known as Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition Topic 605: “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 supersedes EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which is now codified in the Accounting Standards Codification (“ASC”) under Topic 605, “Revenue Recognition” (“ASC Topic 605”). ASU 2009-13 retains the criteria from ASC Topic 605 for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but removes the previous separation criterion under ASC Topic 605 that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on of after June 15, 2010. The Company does not believe that the adoption of this ASU will have a material impact on its consolidated financial statements.

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

Interest Rate Risk

At April 30, 2010, ModusLink had no outstanding borrowings under its Credit Facility with a bank syndicate and the Company had no open derivative positions with respect to its borrowing arrangements.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to greater exposure from significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of April 30, 2010, the Company did not have any derivative financial instruments.

Revenues from our foreign operating segments accounted for approximately 59.0% and 62.4% of total revenues during the three and nine months ended April 30, 2010, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three and nine months ended April 30, 2010, we recorded foreign currency translation gains of approximately $0.1 million and $1.1 million, respectively which are recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three and nine months ended April 30, 2010, we recorded realized and unrealized foreign currency transaction losses of approximately $1.3 million and $1.8 million, respectively which are recorded in “Other gains (losses), net” in our consolidated statement of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company of its common stock during the quarter ended April 30, 2010:

Period	Total Number of Shares Repurchased(1)		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2010-February 28, 2010	141,409	(2)	$9.71	137,500	$908,928
March 1, 2010-March 31, 2010	96,314	(3)	$9.53	95,365	$—
April 1, 2010-April 30, 2010	5,033	(4)	$8.96	—	$—

(1)	In June 2009, the Company authorized the repurchase of up to $15.0 million of its common stock from time to time on the open market or in privately negotiated transactions over a 12 month period ending in June 2010 (the “Program”). The Company repurchased an aggregate of 232,865 shares of its common stock during the quarter ended April 30, 2010 pursuant to the Program and repurchased an aggregate of 1,805,105 shares of common stock through April 30, 2010 pursuant to the Program, which was completed during the quarter.
(2)	Includes 3,909 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.
(3)	Includes 949 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.
(4)	Consists of 5,033 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 5.	Other Information.

During the quarter ended April 30, 2010, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: June 9, 2010	By:	/S/ STEVEN G. CRANE
Steven G. Crane Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.