Form 10-K
period 2010-07-31
ModusLink Global Solutions Inc
filed 2010-10-14
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $442,585,645.

On October 8, 2010, the Registrant had outstanding 44,022,140 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JULY 31, 2010

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

PART I

ITEM 1.— BUSINESS

Overview

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”), ModusLink Open Channel Solutions, Inc. (“ModusLink OCS”), ModusLink PTS, Inc. (“ModusLink PTS”) and Tech For Less, LLC (“TFL”), is a leader in global supply chain business process management serving technology-based clients in markets such as computing, software, consumer electronics, storage and communications. The Company designs and executes critical elements in its clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of industry expertise, innovative service solutions, integrated operations, proven business processes, expansive global footprint and world-class technology.

The Company’s services and solutions span the forward supply chain, aftermarket service requirements and e-business processes and leverage an integrated global network of solution centers to manage all aspects of the end-to-end supply chain. Over the past decade, ModusLink has expanded its services by acquiring and developing businesses focused on supply chain management services, entitlement, e-business management solutions, consumer-electronics repair services and reverse logistics services. ModusLink OCS, acquired as Open Channel Solutions, Inc. on March 18, 2008, provides entitlement and e-business management solutions. ModusLink PTS, acquired as PTS Electronics, Inc. on May 2, 2008, provides consumer-electronics service repair and reverse logistics services. TFL, acquired on December 4, 2009, processes and markets customer-returned consumer electronics and business technology products.

The Company has six operating segments, Americas, Asia, Europe, ModusLink OCS, ModusLink PTS and TFL. The Company’s operating structure is aligned along the Americas, Asia and Europe regions. Each of these regions has designated management teams with direct responsibility over the operations of the respective regions. During the fiscal year ended July 31, 2010, the Company determined that it has five reportable segments, Americas, Asia, Europe, ModusLink OCS and TFL due to certain quantitative thresholds being met. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment. The Company also has Corporate-level activity consisting primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s subsidiary companies, administration costs related to the Company’s venture capital investments and any residual results of operations from previously divested operations. The Corporate-level activity balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating segments. Certain segment information, including revenue, profit and asset information, is set forth in Note 6 of the accompanying notes to consolidated financial statements included in Item 8 below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986. The Company’s address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

Effective July 31, 2010, the ModusLink OCS subsidiary was merged into the ModusLink subsidiary.

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

ModusLink’s core solutions include:

Supply Chain

Factory Supply—The Factory Supply solution provides inbound supply of components into one or more of ModusLink’s clients’ manufacturing or light assembly operations on behalf of a client. The solution provides clients with a cost effective means to ensure consistent component quality.

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

Aftermarket Services

The aftermarket services manage the complete range of post-sales activity including customer service, technical support and multi-channel returns management to testing, repair, and asset disposition enabling clients to gain greater efficiency, cost reduction and asset value retention, while improving customer satisfaction. With this combined expertise, services, technologies and global operating infrastructure, clients are provided with an end to end offering. Aftermarket services are delivered through ModusLink, ModusLink PTS and TFL.

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

Acquisitions in Fiscal 2010

Tech for Less, LLC.

On December 4, 2009, the Company completed the acquisition of Tech for Less, LLC, a processor and marketer of customer-returned consumer electronics and business technology products. The Company acquired 100% of the equity interest of TFL for approximately $31.0 million.

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

Technology Infrastructure

Using its information technology systems and infrastructure, the Company manages the flow and use of information throughout the supply chain. The Company’s technology infrastructure serves as the backbone of a client’s fully integrated global supply chain solution. The Company offers a secure and redundant network environment to ensure its clients’ data and information is secure and accurate. The Company works with clients to integrate data, tools and applications to create a technology solution that meets its clients’ business needs and improves management of the global supply chain.

The Company’s infrastructure, including its Enterprise Resource Planning (“ERP”) system, spans critical aspects of supply chain processes from beginning-to-end and serves as the foundation for the design, integration, and ongoing management of a client’s global supply chain. The Company’s ERP system is designed to provide the visibility and control needed for better decision making, more rapid response to global market dynamics and effective asset utilization across services and geographies. The Company’s operating infrastructure leverages an integrated global systems platform, standardized process execution, strategic global management, industry expertise and local market knowledge to provide our clients with more effective global operations management.

Facilities

The Company’s global footprint consists of an integrated network of more than 25 strategically located facilities in 14 countries, including numerous sites throughout North America, Europe and Asia. The Company’s regionally optimized and highly scalable solution centers are designed to provide the flexibility to manage supply chain requirements, deliver and configure products in-region, close to the point of consumption or close to the point of manufacturing in low-cost regions, such as China, Eastern Europe and Mexico for maximum efficiency and cost-effectiveness.

Sales and Marketing

The Company’s sales and marketing staff is strategically and globally aligned to support the development, marketing and sale of its supply chain management services and solutions worldwide.

The Company’s marketing efforts are focused on developing greater awareness and brand recognition among its target client base, with an emphasis on companies within its key markets of computing, software, storage, consumer electronics and communications. The Company markets its services and solutions through its website, public relations, advertising and tradeshow campaigns and is developing a wide range of collateral materials and sales tools to support these efforts. Additionally, the Company’s global product marketing staff is focused on the ongoing development, positioning and marketing of new services. The Company’s product marketing staff also identifies new opportunities and leads within its key industry and geographic markets.

The Company sells its services and solutions on a global scale, through the direct sales channel. The Company’s strategically aligned, global sales staff creates new opportunities and cultivates leads in all of its key regions throughout North America, Europe and Asia as well as within its target markets around the world. The Company’s sales staff helps to further diversify its client base.

Competition

The market for the supply chain management service offerings provided by the Company is highly competitive. As an end-to-end solutions provider with service offerings covering a range of supply chain operations and activities across the globe, the Company competes with different companies depending on the type of service it is providing or the geographic area in which an activity is taking place.

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

Clients

A limited number of clients account for a significant percentage of the Company’s consolidated net revenue. For the fiscal year ended July 31, 2010, the Company’s 10 largest customers accounted for approximately 74% of consolidated net revenue. This compares to the Company’s 10 largest customers accounting for approximately 71% of consolidated net revenue for the fiscal year ended July 31, 2009. Sales to one client, Hewlett-Packard, accounted for approximately 29% of the Company’s consolidated net revenue for the fiscal year ended July 31, 2010. Sales to three clients, Hewlett-Packard, Advanced Micro Devices and SanDisk Corporation, accounted for approximately 27%, 10%, and 11%, respectively, of the Company’s consolidated net revenue for the fiscal year ended July 31, 2009 and approximately 24%, 11% and 10%, respectively, of the Company’s consolidated net revenue for the fiscal year ended July 31, 2008. In general, the Company does not have any agreements which obligate any client to buy a minimum amount of services from the Company, or to designate the Company as its sole supplier of any particular services. The loss of a significant amount of business with any key client could have a material adverse effect on the Company. The Company believes that it will continue to derive the vast majority of its consolidated operating revenue from sales to a small number of clients. There can be no assurance that revenue from key clients will not decline in future periods.

The Company sells its services to its clients primarily on a purchase order basis rather than pursuant to contracts with minimum purchase requirements. Consequently, sales are subject to demand variability by such clients and the Company purchases and maintains adequate levels of inventory in order to meet client needs rapidly and on a timely basis. The Company has no guaranteed price, quantity or delivery agreements with our suppliers. Because of the diversity of its services, as well as the wide geographic dispersion of our facilities, the Company uses numerous sources for the wide variety of raw materials needed for its operations. The Company has not been and does not expect to be adversely affected by an inability to obtain materials.

International Operations

We currently conduct business in the Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia and Mexico in addition to our United States operations. In fiscal year 2010, approximately 61% of the Company’s consolidated net revenues were generated internationally. Refer to Note 6 of the accompanying notes to consolidated financial statements included in Item 8 below.

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

Employees

At July 31, 2010, we employed approximately 4,400 persons on a full-time basis, 1,400 in the Americas, 1,500 in Asia and 1,500 in Europe. Our subsidiaries in Mexico are parties to collective bargaining agreements covering approximately 26 employees. Our subsidiaries in France and the Netherlands are parties to collective bargaining agreements covering approximately 405 employees. Approximately 180 of the employees of our Ireland subsidiaries are members of labor unions. We consider our employee relations to be good. From time to time we hire project-based, temporary workers based on our client needs and seasonality of our business and at times the number of such workers may approximate the number of our full-time employees.

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

In addition, the loss of any one or more of our key clients would cause our revenues to decline. For the year ended July 31, 2010, sales to one client, Hewlett-Packard, accounted for approximately 29% of our consolidated net revenue. During the year ended July 31, 2010, ten clients accounted for approximately 74% of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us, or to designate us as its sole supplier of any particular services. The loss of business with any key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. We cannot assure you that our revenue from key clients will not decline in future periods.

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

For the fiscal year ended July 31, 2010, we reported an operating loss of approximately $6.9 million, which includes non-cash charges of $25.8 million for impairment of goodwill and $0.3 million for impairment of investments. While we have reported operating profitability in past periods, as a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict and may fluctuate significantly. We anticipate that we will continue to incur significant operating expenses in the future, including significant costs of revenue and selling, general and administrative expenses. Therefore, we cannot assure you that we will achieve or sustain operating profitability in the future. We also have significant commitments and contingencies, including real estate leases, continuing stadium sponsorship obligations, and inventory purchase obligations. We may also use significant amounts of cash to grow and expand our operations, including additional acquisitions. At July 31, 2010, we had consolidated cash, cash equivalents and marketable securities balance of approximately $161.6 million and fixed contractual obligations of approximately $157.2 million. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

Disruption in the economy and financial markets could have a negative effect on our business.

The economy and financial markets in the United States, Europe and Asia have experienced extreme disruption during the last two years, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. The businesses of our clients, and in turn our business, is highly dependent on consumer demand, which has been affected by the economic downturn. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which could then lead to further challenges in the operation of our business. These economic developments affect businesses such as our in a number of ways. The tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likelihood, duration and severity of disruptions in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.

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

We often purchase and maintain adequate levels of our clients’ inventory in our supply chain management business in order to meet client needs rapidly and on a timely basis. The markets, including the technology sector served by many of our clients, are subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. The majority of our clients offer protection from the loss in value of inventory. However, our clients may become unable or unwilling to fulfill their protection obligations. The inability of our clients to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage the inventory on hand with our clients with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, which may harm our business, financial position and operating results.

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

We currently conduct business in the Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia and Mexico in addition to our United States operations. International revenue accounted for approximately 61% of our total consolidated net revenue for the year ended July 31, 2010. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. There is also additional risk if the foreign currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we may enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

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

In addition, a substantial portion of our business is conducted in China, where we face additional risks, including the following:

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

•

increases in expenses not deductible for tax purposes, including write-offs of acquired in-process R&D, impact of costs associated with business combinations and impairments of goodwill in connection with acquisitions;

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

Historically, we have financed our operations and met our capital requirements primarily through funds generated from operations, the sale of our securities, returns generated by our venture capital investing activities and borrowings from lending institutions. Market and other conditions largely beyond our control may affect our ability to engage in future sales of our securities, the timing of any sales, and the amount of proceeds we receive from sales of our securities. Even if we are able to sell our securities in the future, we may not be able to sell at favorable prices or on favorable terms. In addition, this funding source may not be sufficient in the future, and we may need to obtain funding from outside sources. However, we may not be able to obtain funding from outside sources. In addition, even if we find outside funding sources, we may be required to issue to those outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional shares of common stock. The Company has a revolving credit agreement (the “Credit Facility”) with a bank syndicate. The Credit Facility is a three year senior secured revolving credit facility up to an initial aggregate principal amount of $40.0 million, with a scheduled maturity of February 1, 2013. If we experience difficulties raising capital in the future, our business could be materially adversely affected.

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

The market price of our common stock has been and is likely to continue to be volatile. Recently, the stock market has experienced significant price and volume fluctuations, which have particularly impacted the market prices of equity securities of many companies providing technology-related products and services. Our common stock has traded as low as $5.82 per share and as high as $11.10 per share during the fiscal year ended July 31, 2010. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of these companies. Future market movements may adversely affect the market price of our common stock.

We may incur impairments to goodwill or long-lived assets.

We test goodwill for impairment annually or if a triggering event occurs. We also test long-lived assets for impairment if a triggering event occurs. Our policy is to perform the annual impairment testing for all reporting units, determined to be the

Americas, Europe, Asia, ModusLink OCS, ModusLink PTS and TFL, on July 31 of each fiscal year or whenever events or circumstances change that would more likely than not reduce the fair value of any of our reporting units below its carrying value. The Company performed its annual impairment test on July 31, 2010 and in connection with the preparation of its annual financial statements for the fiscal year ended July 31, 2010 the Company concluded that its goodwill was impaired and recorded a $25.8 million non-cash goodwill impairment charge at July 31, 2010, consisting of $2.8 million for ModusLink OCS, $12.8 million for ModusLink PTS and $10.2 million for TFL. We will continue to test goodwill for impairment annually and upon the occurrence of a triggering event.

The goodwill subject to impairment testing during the fourth quarter of fiscal 2010, was recorded upon the 2008 acquisition of ModusLink OCS, the 2008 acquisition of ModusLink PTS and the fiscal 2010 acquisition of TFL. We recorded a non-cash goodwill impairment charge of $164.7 million in the second quarter of fiscal 2009 related to the Company’s Americas, Europe and Asia reporting units. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in preparing our valuations of our reporting units for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected.

As of July 31, 2010, we had a goodwill balance of $16.2 million. Goodwill impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long-term growth rates and the level and timing of future cash flows. As a result, several factors could result in the impairment of a material amount of our $16.2 million goodwill balance in future periods, including, but not limited to: (i) a decline in our stock price and resulting market capitalization (such as the decline which occurred subsequent to October 31, 2008), if we determine that the decline is sustained and is indicative of a reduction in the fair value of our reporting units below their carrying value and (ii) further weakening of the global economy, continued weakness in the industry, or failure of ModusLink to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted cash flow value of our reporting units.

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

A measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which a reporting unit “passed” the first step of the goodwill impairment test. Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1% change in the estimated future cash flows would decrease the estimated fair value of the reporting unit by approximately 1%. A deterioration in the estimated future cash flows for ModusLink OCS, ModusLink PTS or TFL could lead to an impairment in a future period.

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

Investments made by @Ventures are (i) carried at the lesser of their historic cost basis or net realizable value or (ii) accounted for under the equity method of accounting, if we hold at least 20% but less than 50% of the issued and outstanding stock of the Company. At July 31, 2010, these investments had a carrying value of $13.0 million.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. For example, a decline in carrying value of our $13.0 million of investments in affiliates at July 31, 2010 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.3 million to $2.6 million.

ITEM 1B.— UNRESOLVED STAFF COMMENTS

None.

ITEM 2.— PROPERTIES

We lease or own more than 25 facilities in 14 countries from which we operate ModusLink Corporation, which facilities consist of office and warehouse space. These facilities are located throughout the world, including significant facilities throughout the United States (including our corporate headquarters in Waltham, Massachusetts), in Mexico, Europe, Taiwan, Singapore, Malaysia, Japan, China and Australia. TFL operates from its leased headquarters in Colorado. ModusLink PTS operates from its leased headquarters in Indiana and leases four facilities in Indiana. ModusLink OCS operates from its leased facilities in Dedham, Massachusetts, and maintains offices in Utah, the Netherlands, Japan and Australia. We believe that our existing facilities are suitable and adequate for our present purposes, and that new facilities will be available in the event we need additional or new space.

Our leases generally expire at varying dates through fiscal year 2026 and include renewals at our option. Certain facilities leased by us are subleased in whole or in part to subtenants and we are seeking to sublease additional office and warehouse space that is not currently being utilized by us.

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

ITEM 4.— REMOVED AND RESERVED

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

Fiscal Year Ended July 31, 2010	High	Low
First Quarter	$8.96	$6.76
Second Quarter	$10.62	$7.75
Third Quarter	$11.10	$8.32
Fourth Quarter	$9.03	$5.82

Fiscal Year Ended July 31, 2009	High	Low
First Quarter	$12.44	$4.37
Second Quarter	$5.90	$2.20
Third Quarter	$3.98	$1.62
Fourth Quarter	$7.48	$3.53

Stockholders

As of October 8, 2010, there were approximately 4,787 holders of record of common stock of the Company.

Dividends

We have never declared or paid cash dividends on our common stock. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Issuer Purchases of Equity Securities

In June 2010, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over an eighteen month period (the “Program”). The timing and amount of shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Program may be suspended or discontinued at any time. The Company intends to retire and return any repurchased shares to the Company’s authorized, but not issued or outstanding common stock. The Program is funded using the Company’s available cash. As of July 31, 2010, the Company had repurchased an aggregate of approximately 0.3 million shares of common stock at a cost of approximately $2.0 million under the Program.

The following table provides information about purchases by the Company of its common stock during the quarter ended July 31, 2010.

	Total Number of Shares Repurchased(1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2010 to May 31, 2010	301	(2)	$8.93	—	—
June 1, 2010 to June 30, 2010	58,027	(3)	$6.38	55,800	$9,644,120
July 1, 2010 to July 31, 2010	255,437	(4)	$6.42	254,800	$8,008,681

(1)	In June 2010, the Company authorized the repurchase of up to $10.0 million of its common stock from time to time on the open market or in privately negotiated transactions over an eighteen month period. The Company repurchased an aggregate of 310,600 shares of its common stock in the quarter ended July 31, 2010 pursuant to the Program. The Program may be suspended or discontinued at any time.
(2)	Consists of 301 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.
(3)	Includes 2,227 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.
(4)	Includes 637 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Equity Compensation Plans

Information regarding the Company’s equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of Part III.

ITEM 6.— SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information of the Company for the five years ended July 31, 2010. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and our accompanying consolidated financial statements and notes to consolidated financial statements in Item 8 below. On March 18, 2008, we acquired ModusLink OCS. On May 2, 2008, we acquired ModusLink PTS. On December 4, 2009, we acquired TFL. The following consolidated financial data includes the results of operations of ModusLink OCS, ModusLink PTS and TFL from their dates of acquisition. The following consolidated financial data also includes the results of operations of certain subsidiaries that have been sold or ceased operations. In fiscal 2006, the Company sold SalesLink, its marketing distribution services business. For all periods presented, the results of operations of the marketing distribution services business of SalesLink have been accounted for within discontinued operations. A description of our recent discontinued operations and divestiture activities is set forth in Note 7 of the accompanying notes to consolidated financial statements in Item 8 below. The historical results presented herein are not necessarily indicative of future results.

	Years Ended July 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$923,996	$1,008,554	$1,068,207	$1,143,026	$1,148,886
Cost of revenue	807,393	886,119	930,629	1,011,961	1,030,655
Selling, general and administrative	92,855	100,409	113,969	106,836	103,301
Amortization of intangible assets	6,308	5,485	3,773	4,821	4,824
Impairment of goodwill	25,800	164,682	14,000	—	—
Restructuring and other, net	(1,433)	19,552	5,465	4,643	9,521

Operating income (loss)	(6,927)	(167,693)	371	14,765	585
Interest income (expense), net	(263)	691	6,595	7,905	3,405
Other gains (losses), net	(988)	820	16,149	31,874	28,518
Other income (expense), net	(2,129)	(16,565)	589	1,726	(49)
Income tax expense (benefit)	5,162	10,831	10,425	7,135	3,780

Income (loss) from continuing operations	(15,469)	(193,578)	13,279	49,135	28,679
Income (loss) from discontinued operations, net of income taxes	(2,318)	126	(4,151)	276	(13,734)

Net income (loss)	$(17,787)	$(193,452)	$9,128	$49,411	$14,945

Basic and Diluted earnings (loss) per share:
Earnings from continuing operations	$(0.35)	$(4.26)	$0.28	$1.00	$0.60
Income (loss) from discontinued operations, net of income taxes	(0.05)	0.00	(0.09)	0.01	(0.30)

Net earnings (loss)	$(0.40)	$(4.26)	$0.19	$1.01	$0.30

Shares used in computing basic earnings (loss) per share	44,104	45,372	47,747	48,455	48,284

Shares used in computing diluted earnings (loss) per share	44,104	45,372	47,901	48,833	48,617

	As of July 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$222,613	$236,979	$238,742	$320,206	$282,222
Total assets	525,786	555,821	810,560	819,128	763,203
Long-term obligations	19,974	21,109	29,413	43,706	51,900
Stockholders’ equity	318,701	345,598	545,974	555,069	497,915

ITEM 7.—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “adjusted operating income (loss),” which is defined as operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets, share-based compensation and other charges not related to our baseline operating results. See Note 6 of the accompanying notes to consolidated financial statements included in Item 8 below for segment information, including a reconciliation of adjusted operating income (loss) to net income (loss).

We have developed a long-term set of strategic initiatives and an operating plan focused on increasing both revenue and profitability. We view the continued development of our global operational infrastructure and footprint as a primary source of differentiation in the market place. We believe that by leveraging our global footprint, we will be able to optimize our clients’ supply chains using multi-facility, multi-geographic solutions.

Our focus during fiscal 2010 remained consistent with the continued execution against our long-term strategic plan, and the implementation of the following initiatives which are designed to achieve our long-term goals:

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

Increase the value delivered to clients through service expansion. During fiscal year 2010, we continued to focus on and invest in expanding and further developing our e-commerce, aftermarket and certain other offerings, which we believe will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect these solutions will continue to enhance our gross margins and drive greater profitability. Furthermore, we believe that the addition of new services to existing clients will strengthen our relationship with these clients, and further integrate us with their businesses.

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

During the prior fiscal year ended July 31, 2009, the Company saw a significant weakening in the business environment and global economy. Management believes that the declines in revenues during the fiscal year ended July 31, 2010 compared with the fiscal year ended July 31, 2009 are in large part due to the weakening in the global economic environment. During fiscal year 2009, the Company implemented restructuring plans to better position the Company for the long-term, given the ongoing challenging economic environment. The cost cutting actions that were taken during fiscal year 2009 as a result of the general economic decline included the elimination of approximately 500 jobs and the closing of certain facilities. For the fiscal year ended July 31, 2010, the Company recorded net restructuring recoveries of $1.4 million primarily due to changes in underlying assumptions of initial estimates of previously recorded restructuring plans. If the Company is unable to improve efficiencies and productivity and achieve lower operating costs, it may be unable to achieve profitability if revenues were to continue to decline.

For the fiscal year ended July 31, 2010, the Company reported net revenue of $924.0 million, an operating loss of $6.9 million, a loss from continuing operations before income taxes of $10.3 million, a net loss of $17.8 million and a gross margin percentage of 12.6%. Operating results for the fiscal year ended July 31, 2010 reflect the impact of a non-cash goodwill impairment charge of $25.8 million and a non-cash impairment charge of $0.3 million recorded on certain investments included in the @Ventures investment portfolio. At July 31, 2010, we had cash and cash equivalents and available for sale securities of $161.6 million, and working capital of $222.6 million.

We currently conduct business in The Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia and Mexico in addition to our United States operations. As of July 31, 2010, approximately 72%, 13% and 15% of our long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2009, approximately 72%, 13% and 15% of our long-lived assets were located in the Americas, Asia and Europe, respectively. Approximately 61%, 65% and 67% of our consolidated net revenue was generated outside of the United States during fiscal years 2010, 2009 and 2008, respectively.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and the continued economic decline affecting the world economy. In addition, the drop in consumer demand for our clients’ products has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The market for our supply chain management services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their gross margins and profitability. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. As a result of these competitive and client pressures the gross margins in our business are low. During the fiscal year ended July 31, 2010, our gross margin percentage was 12.6%. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally react to margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings and to lower our infrastructure and operating costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the fiscal year ended July 31, 2010, sales to Hewlett-Packard accounted for approximately 29% of our consolidated net revenue. During fiscal year 2010, ten clients accounted for approximately 74% of our consolidated net revenue. For the fiscal year ended July 31, 2009, sales to Hewlett-Packard, Advanced Micro Devices and SanDisk Corporation accounted for approximately 27%, 10%, and 11%, respectively, of our consolidated net revenue. During fiscal 2009, ten clients accounted for approximately 71% of our consolidated net revenue. For the fiscal year ended July 31, 2008, sales to Hewlett-Packard, Advanced Micro Devices and SanDisk Corporation accounted for approximately 24%, 11% and 10%, respectively, of our consolidated net revenue. During fiscal 2008, ten clients accounted for approximately 69% of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

Basis of Presentation

The Company has six operating segments: Americas; Asia; Europe; ModusLink OCS; ModusLink PTS and TFL. During the fiscal year ended July 31, 2010, the Company determined that it has five reportable segments, Americas, Asia, Europe, ModusLink OCS and TFL due to certain quantitative thresholds being met. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s subsidiary companies and administration costs related to the Company’s venture capital activities.

In accordance with accounting principles generally accepted in the United States of America, all significant intercompany transactions have been eliminated in consolidation.

Results of Operations

Fiscal 2010 compared to Fiscal 2009

Net Revenue:

	2010	As a % of Total Net Revenue	2009	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$324,371	35.1%	$344,219	34.1%	$(19,848)	(5.8)%
Asia	269,989	29.2%	304,504	30.2%	(34,515)	(11.3)%
Europe	296,423	32.1%	345,688	34.3%	(49,265)	(14.3)%
ModusLink OCS	9,501	1.0%	14,143	1.4%	(4,642)	(32.8)%
TFL	23,712	2.6%	—	—	23,712	100.0%

Total	$923,996	100.0%	$1,008,554	100.0%	$(84,558)	(8.4)%

Net revenue decreased by approximately $84.6 million for the fiscal year ended July 31, 2010, as compared to the prior fiscal year. The $84.6 million decrease was the result of a decline in volumes from certain client programs. Approximately $528.5 million of the net revenue for the fiscal year ended July 31, 2010 related to the procurement and re-sale of materials on behalf of our clients as compared to approximately $591.6 million for the fiscal year ended July 31, 2009.

During the fiscal year ended July 31, 2010, net revenue in the Americas, Asia and Europe segments decreased by approximately $19.8 million, $34.5 million and $49.3 million, respectively. These decreases resulted primarily from declines in client order volumes. The $4.6 million decrease in ModusLink OCS is due to lower demand for professional services and new licenses. The $23.7 million in net revenue for TFL reflects the inclusion of net revenue from the TFL operating segment since its acquisition date of December 4, 2009.

Cost of Revenue:

	2010	As a % of Segment Net Revenue	2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$312,112	96.2%	$333,158	96.8%	$(21,046)	(6.3)%
Asia	195,721	72.5%	231,856	76.1%	(36,135)	(15.6)%
Europe	274,131	92.5%	315,764	91.3%	(41,633)	(13.2)%
ModusLink OCS	4,992	52.5%	5,341	37.8%	(349)	(6.5)%
TFL	20,437	86.2%	—	—	20,437	100.0%

Total	$807,393	87.4%	$886,119	87.9%	$(78,726)	(8.9)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $78.7 million for the fiscal year ended July 31, 2010 as compared to the fiscal year ended July 31, 2009. Gross margins for the fiscal year ended July 31, 2010 were 12.6% as compared to 12.1% for the fiscal year ended July 31, 2009. This 50 basis-point increase is attributable to increased productivity and cost reduction actions that were initiated during fiscal year 2009 and a change in customer mix and product mix.

For the fiscal year ended July 31, 2010, the Company’s gross margin percentages within the Americas, Asia and Europe regions, were 3.8%, 27.5% and 7.5% as compared to 3.2%, 23.9% and 8.7%, respectively, for the prior fiscal year. The 60 basis-point increase in gross margin within the Americas region is attributed to increased productivity, a change in product mix and the impact of cost reduction actions initiated during fiscal year 2009. Within the Asia region, the 360 basis-point increase in gross margin is primarily attributed to a change in customer mix and product mix. Within the Europe region, the 120 basis-point decrease in gross margin is primarily due to a decline in volumes and a negative impact of foreign currency translation, partially offset by increased productivity, changes in product mix, the reversal of a liability due to satisfaction of conditions under a prior agreement and the impact of cost reduction actions initiated during fiscal year 2009.

Selling, General and Administrative Expenses:

	2010	As a % of Segment Net Revenue	2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$19,757	6.1%	$22,818	6.6%	$(3,061)	(13.4)%
Asia	23,060	8.5%	26,860	8.8%	(3,800)	(14.1)%
Europe	26,322	8.9%	30,489	8.8%	(4,167)	(13.7)%
ModusLink OCS	5,162	54.3%	6,394	45.2%	(1,232)	(19.3)%
TFL	4,501	19.0%	—	—	4,501	100.0%

Subtotal	78,802	8.5%	86,561	8.6%	(7,759)	(9.0)%
Corporate-level activity	14,053	—	13,848	—	205	1.5%

Total	$92,855	10.0%	$100,409	10.0%	$(7,554)	(7.5)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the fiscal year ended July 31, 2010 decreased by approximately $7.6 million as compared to the prior fiscal year, primarily as a result of a $5.9 million decline in employee-related costs, a $1.9 million decline in bad debt expense, a $1.0 million decline in depreciation expense, a $0.7 million decline in travel expenses, a $0.5 million decline in sales commissions, partially offset by the inclusion of approximately $4.5 million of selling, general and administrative expenses of TFL, $0.8 million in transaction costs related to the acquisition of TFL and a $0.5 million increase in professional fees.

Impairment of Goodwill:

	2010	As a % of Total Net Revenue	2009	As a % of Total Net Revenue	$ Change	% Change
	($ in thousands)
Americas	$12,801	3.9%	$74,626	21.7%	$(61,825)	(82.8)%
Asia	—	—	73,948	24.3%	(73,948)	(100.0)%
Europe	—	—	16,108	4.7%	(16,108)	(100.0)%
ModusLink OCS	2,799	29.5%	—	—	2,799	100.0%
TFL	10,200	43.0%	—	—	10,200	100.0%

Total	$25,800	2.8%	$164,682	16.3%	$(138,882)	(84.3)%

The Company conducts its annual goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and marketplace data. For goodwill testing purposes the Company has six reporting units, the Americas, Asia, Europe, ModusLink OCS, ModusLink PTS and TFL.

During the fourth quarter of fiscal year 2010, the Company completed its annual impairment analysis of goodwill. As a result of the annual impairment analysis and in connection with the preparation of its annual financial statements for the fiscal year ended July 31, 2010 the Company concluded that its goodwill was impaired and recorded a $25.8 million non-cash goodwill impairment charge, consisting of $2.8 million for ModusLink OCS, $12.8 million for ModusLink PTS and $10.2 million for TFL.

The estimated fair values of our reporting units were evaluated using an income approach by calculating the present value of our estimated future cash flows. We believe use of the income approach was appropriate due to lack of comparability to guideline companies and the lack of comparable transactions under the market approach. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures, and income tax cash flows. In developing an appropriate discount rate to apply in its estimated cash flow models the Company developed an estimate of its weighted average cost of capital. The United States recession had a significant negative impact on the aftermarket supply business in fiscal 2010. The forecast used in the valuation assumed that weak operating results due to current depressed economic conditions would continue in the near term. The impact of the current market conditions was significant to the valuation. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods.

Amortization of Intangible Assets:

	2010	As a % of Segment Net Revenue	2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$3,025	0.9%	$3,018	0.9%	$7	0.2%
Asia	1,476	0.5%	1,478	0.5%	(2)	(0.1)%
Europe	—	—	—	—	—	—
ModusLink OCS	989	10.4%	989	7.0%	—	—
TFL	818	3.4%	—	—	818	100.0%

Total	$6,308	0.7%	$5,485	0.5%	$823	15.0%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions of Modus Media, Inc., ModusLink OCS, ModusLink PTS and TFL. The $0.8 million increase in amortization expense is due to the acquisition of TFL during the fiscal year ended July 31, 2010. These intangible assets are being amortized over lives ranging from 1 to 10 years.

Restructuring and Other, net:

	2010	As a % of Segment Net Revenue	2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$442	0.1%	$8,283	2.4%	$(7,841)	(94.7)%
Asia	4	—	1,964	0.6%	(1,960)	(99.8)%
Europe	(1,728)	(0.6)%	8,648	2.5%	(10,376)	(120.0)%
ModusLink OCS	—	—	404	2.9%	(404)	(100.0)%
TFL	—	—	—	—	—	—

Subtotal	(1,282)	(0.1)%	19,299	1.9%	(20,581)	(106.6)%
Corporate-level Activity	(151)	—	253	—	(404)	(159.7)%

Total	$(1,433)	(0.2)%	$19,552	1.9%	$(20,985)	(107.3)%

During the fiscal year ended July 31, 2010, the Company recorded a net restructuring benefit of approximately $1.4 million primarily due to the statutory lapse of time under a prior agreement, which was partially offset by the early termination payment of a lease in Budapest, Hungary, and changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

During the fiscal year ended July 31, 2009, the Company recorded a net restructuring charge of approximately $19.6 million. This charge consisted of approximately $12.1 million related to the workforce reduction of approximately 500 employees, $2.5 million for severance costs related to the workforce reduction of approximately 25 employees in Angers, France and $1.2 million related to the workforce reduction of approximately 25 employees in Kildare, Ireland that were approved by management during fiscal year 2009. The charges also consist of approximately $5.8 million relating to the shutdown of facilities in El Paso, TX, Nashville, TN, Juarez, Mexico, San Jose, CA, Angers, France and Budapest, Hungary and a $0.4 million charge for the impairment of fixed assets at the location in El Paso, TX. All actions related to the fiscal year 2009 workforce reductions were completed by July 31, 2010. These restructuring charges were partially offset by approximately $2.4 million of adjustments to reduce initial estimates of restructuring charges for certain employee-related expenses and facilities lease obligations based on changes to the underlying assumptions.

Interest Income/Expense:

During fiscal year ended July 31, 2010, interest income decreased by $1.2 million to $0.3 million from $1.5 million for the fiscal year ended July 31, 2009. The decrease in interest income was the result of lower average interest rates during the current fiscal year compared to the prior fiscal year.

Interest expense totaled approximately $0.6 million and $0.8 million for the fiscal years ended July 31, 2010 and 2009, respectively. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Gains (Losses), net:

Other gains (losses), net were a net loss of approximately $1.0 million for the fiscal year ended July 31, 2010. During the fiscal year ended July 31, 2010, the Company recorded foreign exchange losses of approximately $1.0 million due to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe and a $0.3 million loss on the disposal of fixed assets. These losses were offset by a $0.4 million gain on the sale of @Ventures investments. The $0.4 million gain was the result of acquisitions by third parties of M2E Power, Inc. and H2Gen Innovations, Inc. and an adjustment to a previously recorded gain on the acquisition by a third party of Virtual Ink, Inc., due to satisfaction of conditions leading to the release of funds held in escrow. Virtual Ink, Inc. was an @Ventures portfolio company that was acquired by a third party in a previous reporting period.

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

Equity in Losses of Affiliates, net of Impairments:

Equity in losses of affiliates, net of impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity losses of affiliates. Equity in losses of affiliates decreased to a loss of approximately $2.1 million for the fiscal year ended July 31, 2010 from a loss of $16.6 million for the prior fiscal year, primarily as a result of a $16.5 million decrease in the amount of impairment charges recorded on investments included in the @Ventures portfolio of investments, which was partially offset by a $2.0 million increase in the amount of equity in income (losses) of affiliates recognized by the Company as its portion for the net income (loss) of certain affiliate companies.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. Based on the Company’s evaluation, it recorded a $0.3 million impairment charge during the fiscal year ended July 31, 2010 related to its investment in a privately held company. This impairment charge is included in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statement of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $13.0 million of investments in affiliates at July 31, 2010 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.3 million to $2.6 million.

Income Tax Expense:

During the fiscal year ended July 31, 2010, the Company recorded income tax expense of approximately $5.2 million compared to income tax expense of $10.8 million for the prior fiscal year. For the fiscal year ended July 31, 2010, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. For the fiscal years ended July 31, 2010 and 2009, the Company’s U.S. taxable income, and the taxable income for certain foreign locations, was offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the fiscal year ended July 31, 2010, the Company recorded a net loss from discontinued operations of approximately $2.3 million, as compared to net income of $0.1 million for the fiscal year ended July 31, 2009. The $2.3 million net loss from discontinued operations primarily relates to changes to previously recorded estimates for facility lease obligations due to changes in the underlying sublease assumptions.

Results of Operations

Fiscal 2009 compared to Fiscal 2008

Net Revenue:

	2009	As a % of Total Net Revenue	2008	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$344,219	34.1%	$344,593	32.3%	$(374)	(0.1)%
Asia	304,504	30.2%	316,115	29.6%	(11,611)	(3.7)%
Europe	345,688	34.3%	402,651	37.7%	(56,963)	(14.1)%
ModusLink OCS	14,143	1.4%	4,848	0.4%	9,295	191.7%

Total	$1,008,554	100.0%	$1,068,207	100.0%	$(59,653)	(5.6)%

Net revenue decreased by approximately $59.7 million for the fiscal year ended July 31, 2009, as compared to the fiscal year ended July 31, 2008. This decrease was primarily a result of a $166.4 million decline in base business revenue, mainly due to lower client order volumes and an unfavorable net impact from foreign currency translation, partially offset by the inclusion of $45.4 million incremental revenue from ModusLink OCS and ModusLink PTS and $61.3 million of new business. Approximately $591.6 million of the net revenue for the fiscal year ended July 31, 2009 related to the procurement and re-sale of materials on behalf of our clients as compared to approximately $629.7 million for the fiscal year ended July 31, 2008.

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

Cost of Revenue:

	2009	As a % of Segment Net Revenue	2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$333,158	96.8%	$315,014	91.4%	$18,144	5.8%
Asia	231,856	76.1%	238,724	75.5%	(6,868)	(2.9)%
Europe	315,764	91.3%	374,696	93.1%	(58,932)	(15.7)%
ModusLink OCS	5,341	37.8%	2,195	45.3%	3,146	143.3%

Total	$886,119	87.9%	$930,629	87.1%	$(44,510)	(4.8)%

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

Selling, General and Administrative Expenses:

	2009	As a % of Segment Net Revenue	2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$22,818	6.6%	$23,013	6.7%	$(195)	(0.8)%
Asia	26,860	8.8%	34,824	11.0%	(7,964)	(22.9)%
Europe	30,489	8.8%	36,262	9.0%	(5,773)	(15.9)%
ModusLink OCS	6,394	45.2%	2,269	46.8%	4,125	181.8%

Subtotal	86,561	8.6%	96,368	9.0%	(9,807)	(10.2)%
Corporate-level activity	13,848	—	17,601	—	(3,753)	(21.3)%

Total	$100,409	10.0%	$113,969	10.7%	$(13,560)	(11.9)%

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

In connection with the Company’s annual goodwill impairment test, the estimated fair value of the Company’s ModusLink OCS and ModusLink PTS reporting units were evaluated at July 31, 2009 using an income approach by calculating the present value of its estimated future cash flows. As a result of this testing, the Company has concluded that the goodwill attributed to these reporting units was not impaired.

Amortization of Intangible Assets:

	2009	As a % of Segment Net Revenue	2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$3,018	0.9%	$1,918	0.6%	$1,100	57.4%
Asia	1,478	0.5%	1,487	0.5%	(9)	(0.6)%
Europe	—	—	5	—	(5)	(100.0)%
ModusLink OCS	989	7.0%	363	7.5%	626	172.5%

Total	$5,485	0.5%	$3,773	0.4%	$1,712	45.4%

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

Restructuring and Other, net:

	2009	As a % of Segment Net Revenue	2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$8,283	2.4%	$5,127	1.5%	$3,156	61.6%
Asia	1,964	0.6%	162	0.1%	1,802	—
Europe	8,648	2.5%	176	0.1%	8,472	—
ModusLink OCS	404	2.9%	—	—	404	—

Subtotal	19,299	1.9%	5,465	0.5%	13,834	253.1%
Corporate-level Activity	253	—	—	—	253	—

Total	$19,552	1.9%	$5,465	0.5%	$14,087	257.8%

During the fiscal year ended July 31, 2009, the Company recorded a net restructuring charge of approximately $19.6 million. This charge consisted of approximately $12.1 million related to the workforce reduction of approximately 500 employees, $2.5 million for severance costs related to the workforce reduction of approximately 25 employees in Angers, France and $1.2 million related to the workforce reduction of approximately 25 employees in Kildare, Ireland that were approved by management during fiscal year 2009. The charges also consisted of approximately $5.8 million relating to the shutdown of facilities in El Paso, TX, Nashville, TN, Juarez, Mexico, San Jose, CA, Angers, France and Budapest, Hungary and a $0.4 million charge for the impairment of fixed assets at the location in El Paso, TX. All actions related to the fiscal year 2009 workforce reductions were completed by July 31, 2010. These restructuring charges were partially offset by approximately $2.4 million of adjustments to reduce initial estimates of restructuring charges for certain employee-related expenses and facilities lease obligations based on changes to the underlying assumptions.

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

Other Gains (Losses), net:

During the fiscal year ended July 31, 2009, other gains (losses), net consisted of a net gain of approximately $0.8 million. During the fiscal year ended July 31, 2009, the Company recorded realized and unrealized foreign currency transaction losses of approximately $1.6 million, and $4.0 million of gains on the sale of investments in affiliates. The $4.0 million of gains was the result of a $2.6 million gain on the acquisition by a third party of all of the ownership interests held by @Ventures in Foodbuy, LLC, and $1.3 million of gains to adjust previously recorded gains on the acquisitions by third parties of TGN and Avamar due to the satisfaction of conditions leading to the release of funds held in escrow. TGN and Avamar were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. These gains were partially offset by a $1.0 million impairment of an investment and a $0.3 million loss on disposals of assets.

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

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, returns generated by our venture capital investments and borrowings from lending institutions. As of July 31, 2010, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $161.4 million. In addition, on February 1, 2010 the Company and certain of its domestic subsidiaries entered into an Amended and Restated Credit Agreement and a Security Agreement (the “Credit Facility”) with a bank syndicate. The Credit Facility provides a senior secured revolving credit facility up to an initial aggregate principal amount of $40.0 million and is secured by substantially all of the domestic assets of the Company. The Credit Facility permits the Company to increase the aggregate principal amount by an additional $20.0 million upon certain conditions being met. The Credit Facility terminates on February 1, 2013. Interest on the Credit Facility is based on the type of borrowing, at the base rate or the Eurodollar rate plus an applicable rate that varies from 1.25% for the base rate and 2.25% to 2.75% for the Eurodollar rate depending on the Company’s consolidated leverage ratio. The Credit Facility includes certain restrictive financial covenants, which include a maximum consolidated leverage ratio, a minimum consolidated core cash flow leverage ratio and minimum global cash and restrictions that limit the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders. The Credit Facility amended and restated the Second Amended and Restated Loan and Security Agreement, (the “Loan Agreement”) dated October 31, 2005, as amended by and among ModusLink Corporation, SalesLink, LLC and SalesLink Mexico Holdings Corp., each a direct or indirect wholly owned subsidiary of the Company, with a bank syndicate, which expired on January 31, 2010. On July 31, 2010, the Company did not have any debt outstanding and had letters of credit for $0.1 million outstanding under the Credit Facility.

In addition, the Company maintains a credit facility of approximately $0.9 million with a Taiwanese bank. No amounts were outstanding under this facility at July 31, 2010. The Company’s working capital at July 31, 2010 was approximately $222.6 million.

Cash provided by operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities of continuing operations was $41.1 million and $35.9 million for the fiscal years ended July 31, 2010 and 2009, respectively. The $5.2 million increase in cash provided by operating activities of continuing operations for the fiscal year ended July 31, 2010 compared with the same period in the prior year was due to a $22.9 million increase in income (loss) from continuing operations as adjusted for non-cash items, partially offset by a $17.7 million decrease in cash resulting from changes in operating assets and liabilities. During the fiscal year ended July 31, 2010, non-cash items included depreciation expense of $16.9 million, share-based compensation of $4.2 million, amortization of intangible assets of $6.3 million, non-operating gains (losses), net, of $1.0 million, equity in income (losses) of affiliates and impairments of $2.1 million and a $25.8 million impairment of goodwill.

The cash provided by operating activities of continuing operations for the fiscal year ended July 31, 2009 was a $41.7 million increase in cash as compared to the fiscal year ended July 31, 2008, resulting from a $61.2 million increase in operating assets and liabilities, partially offset by a $19.5 million decrease in income (loss) from continuing operations as adjusted for non-cash items. During the fiscal year ended July 31, 2009, non-cash items included depreciation expense of $20.0 million, share-based compensation of $5.1 million, amortization of intangible assets of $5.5 million, non-operating gains (losses), net, of $0.8 million, and a $164.7 million impairment of goodwill. The Company believes that its cash flows related to operating activities of continuing operations are dependent on several factors, including increased profitability, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are also dependent on several factors including the overall performance of the technology sector and the market for outsourcing services, as discussed above in the “Overview” section.

Investing activities of continuing operations used cash of $30.9 million and $12.6 million for the fiscal years ended July 31, 2010 and 2009, respectively. The $30.9 million of cash used in investing activities during the fiscal year ended July 31, 2010 resulted primarily from $29.6 million, net of cash acquired used to acquire TFL, $9.2 million in capital expenditures and $3.4 million of investments in affiliates. This use of cash was partially offset by $10.0 million of proceeds from the maturity of short-term investments and the receipt of $1.3 million of proceeds related to the acquisition by third parties of @Ventures portfolio companies. The $12.6 million of cash used by investing activities during the fiscal year ended July 31, 2009 resulted primarily from $11.1 million in capital expenditures, $10.0 million purchase of short-term investments and $9.5 million of investments in affiliates. This use of cash was partially offset by $18.0 million of proceeds related to the acquisition by third parties of @Ventures portfolio companies. As of July 31, 2010, the Company had a carrying value of $13.0 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities of continuing operations used cash of $14.6 million and $7.4 million for the fiscal years ended July 31, 2010 and 2009, respectively. The $14.6 million of cash used for financing activities of continuing operations during the fiscal year ended July 31, 2010 primarily related to $13.5 million of cash used to repurchase the Company’s common stock, $0.8 million of debt issuance costs related to the Credit Facility the Company entered into on February 1, 2010 and $0.5 million of repayments on capital lease obligations. This use of cash was partially offset by approximately $0.2 million of proceeds from the issuance of common stock. The $7.4 million of cash used for financing activities of continuing operations during the fiscal year ended July 31, 2009 primarily related to $7.1 million of cash used to repurchase the Company’s common stock and $0.4 million of repayments on capital lease obligations. This use of cash was partially offset by approximately $0.1 million of proceeds from the issuance of common stock. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used for discontinued operations totaled $1.7 million and $2.3 million for the fiscal years ended July 31, 2010 and 2009, respectively, primarily for ongoing lease obligations.

Given the Company’s cash resources as of July 31, 2010, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. There are no material capital expenditure requirements as of July 31, 2010. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2026. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Such leasing arrangements involve buildings and machinery and equipment as noted in Note 14 in the accompanying consolidated financial statements in Item 8 below.

The Company has a revolving bank credit facility of $40.0 million. As of July 31, 2010, the interest rate on the credit facility was based on the type of borrowing, at the base rate or the eurodollar rate, plus, in each case, an applicable rate that varies from 1.25% to 1.75% for the base rate and 2.25% to 2.75% for the eurodollar rate, depending on the Company’s consolidated leverage ratio. At July 31, 2010, the Company did not have any debt outstanding and had letters of credit for $0.1 million outstanding under the Credit Facility.

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

Future minimum payments, including previously recorded restructuring obligations, as of July 31, 2010 are as follows:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
	(in thousands)
Operating leases	$87,266	$26,003	$37,666	$19,567	$4,030
Capital leases	69	40	29	—	—
Stadium obligations	8,000	1,600	3,200	3,200	—
Long-term debt	—	—	—	—	—
Purchase obligations	64,857	64,857	—	—	—
Revolving line of credit	—	—	—	—	—

Total(1)	$160,192	$92,500	$40,895	$22,767	$4,030

(1)	These Contractual Obligations do not include any reserves for income taxes. Because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes, the Contractual Obligations and Other Commitments table does not include our reserves for income taxes. As of July 31, 2010, our reserves for income taxes totaled approximately $5.8 million.

The table above excludes obligations related to the Company’s defined benefit pension plans. See Note 18 of the accompanying consolidated financial statements for a summary of our expected contributions and benefit payments for these plans.

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $1.9 million. Capital lease obligations are net of interest of approximately $0.01 million.

Total rent and equipment lease expense charged to continuing operations was approximately $29.1 million, $31.2 million and $30.1 million for the fiscal years ended July 31, 2010, 2009 and 2008, respectively.

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

From time to time, the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries or former subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. Additionally, from time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2010, the Company had no recorded liabilities with respect to these arrangements.

In 1999, a subsidiary of the Company entered into a facility lease with a term ending in November 2006. The Company issued a guaranty in connection with this lease. The Company divested of its interest in the subsidiary in 2002. During the quarter ended October 31, 2006, the Company became aware that this lease had been amended to extend the lease term through November 2016 with cumulative base rent of approximately $16.0 million. The Company has notified the former subsidiary and its landlord that it disputes that it has any ongoing liability under this guaranty and hence has not recorded any reserves for this arrangement as of July 31, 2010.

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

The Company has identified the accounting policies below as the policies most critical to its business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Our critical accounting policies are as follows:

•	Revenue recognition

•	Restructuring expenses

•	Share-Based Compensation Expense

•	Accounting for impairment of long-lived assets, goodwill and other intangible assets

•	Investments

•	Income taxes

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed or services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured in accordance with the provisions under the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC Topic 605”). The Company’s standard sales terms are FOB shipping point, which means that risk of loss passes to the customer when it is shipped from the ModusLink location. The Company also evaluates the terms of each major client contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its clients. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to clients as revenue, and related costs as cost of sales, when incurred, in accordance with ASC Topic 605.

Restructuring Expenses

The Company follows the provisions of ASC Topic 420, “Exit or Disposal Cost Obligations” “(ASC Topic 420”), which addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company records liabilities that primarily include estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations and other service contracts and also costs for leases with no future economic benefit. As of July 31, 2010, the Company’s accrued restructuring balance totaled approximately $3.6 million, of which remaining contractual obligations represented approximately $3.4 million. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate experts to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10% – 20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by approximately $0.3 million to $0.7 million.

Share-Based Compensation Plans

The Company recognizes share-based compensation in accordance with the provisions of ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values.

ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under ASC Topic 718 for the periods prior to August 1, 2005, the Company established estimates for forfeitures. Share-based compensation expense recognized in the Company’s consolidated statements of operations for the fiscal years ended July 31, 2010, 2009 and 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of ASC Topic 718 and compensation expense for the share-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718.

The Company uses the binomial-lattice option-pricing model (“binomial-lattice model”) for valuation of share-based awards. The Company believes that the binomial-lattice model is an accurate model for valuing employee stock options since it reflects the impact of stock price changes on option exercise behavior. The Company uses third party analyses to assist in developing the assumptions used in its binomial-lattice model and the resulting fair value used to record compensation expense. The Company’s determination of fair value of stock options on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

The Company follows ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”). Under ASC Topic 360, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. ASC Topic 360 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group, including property and equipment and other intangible assets, exceeds its fair value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management uses third party valuation reports to assist in its determination of fair value.

The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of ASC Topic 350, “Goodwill and Other” (“ASC Topic 350”). The Company’s policy is to perform its annual impairment testing for its reporting units, on July 31, of each fiscal year. As of July 31, 2010, the reporting units with amounts recorded for goodwill are the ModusLink OCS, ModusLink PTS and TFL reporting units.

The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and on projections of future operating performance. The Company typically estimates the fair value of long-lived assets using the income approach. Management uses third party valuation experts to assist in its determination of the fair value of reporting units subject to impairment testing. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in estimating our valuations of the Company’s reporting units for purposes of impairment testing differ materially from actual future results, the Company may record impairment charges in the future and our financial results may be materially adversely affected. During the fourth quarter of fiscal year 2010, the Company completed its annual impairment analysis of goodwill. As a result of the annual impairment analysis and in connection with the preparation of its annual financial statements for the fiscal year ended July 31, 2010 the Company concluded that its goodwill was impaired and recorded a $25.8 million non-cash goodwill impairment charge, consisting of $2.8 million for ModusLink OCS, $12.8 million for ModusLink PTS and $10.2 million for TFL. During the second quarter of fiscal year 2009, indicators of potential impairment caused the Company to conduct an interim impairment test as of January 31, 2009. As a result of our interim impairment analysis and in connection with the preparation of our quarterly financial statements for the quarter ended January 31, 2009, the Company recorded a $164.7 million non-cash goodwill impairment charge consisting of $74.6 million for the Americas, $73.9 million for Asia and $16.1 million for Europe. See Note 9 for additional discussion regarding goodwill.

Investments

The Company maintains interests in several privately held companies primarily through its various venture capital funds. The Company’s venture capital investment portfolio, @Ventures, invests in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net earnings or losses of the investee are reflected in “Equity in income (losses) of affiliates and impairments” in the Company’s accompanying consolidated statements of operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company requests from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of approximately $0.3 million, $16.8 million, and $2.6 million for fiscal years 2010, 2009, and 2008, respectively. These impairment losses are reflected in “Equity in income (losses) of affiliates and impairments” in the Company’s accompanying consolidated statements of operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our approximately $13.0 million of investments in affiliates at July 31, 2010 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by approximately $1.3 million to $2.6 million.

At the time an equity method investee sells its stock to unrelated parties at a price in excess of its book value, the Company’s net investment in that affiliate increases. If at that time, the affiliate is not a newly formed, non-operating entity, or a research and development company, start-up or development stage company, and if the affiliate appears to have the ability to continue in existence, the Company records the increase as a gain in its accompanying consolidated statement of operations. During fiscal years ended July 31, 2010, 2009 and 2008, no such gains had been recorded related to any @Ventures investments.

Income Taxes

Income taxes are accounted for under the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”) using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2010 and 2009, a valuation allowance has been recorded against the deferred tax asset in the U.S. and certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. The Company’s federal, state and foreign net operating loss carryforwards at July 31, 2010 totaled $2.0 billion, $431.0 million and $52.0 million, respectively. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $37.0 million.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued $5.8 million for exposures.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified final Emerging Issues Task Force (“EITF”) consensus on the following issue: EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables”, which is also known as Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition Topic 605: “Multiple Deliverable Arrangements” (“ASU 2009-13”). ASU 2009-13 supersedes EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which is now codified in ASC Topic 605. ASU 2009-13 retains the criteria from ASC Topic 605 for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but removes the previous separation criterion under ASC Topic 605 that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 is not expected to have a material impact on the Company’s results of operations or financial position.

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

Interest Rate Risk

At July 31, 2010, the Company had no outstanding borrowings under its Credit Facility with a bank syndicate and the Company did not have any open derivative positions with respect to its borrowing arrangements.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy and include corporate and state municipal obligations such as commercial paper, certificates of deposit and institutional market funds.

Our exposure to market risk for changes in interest rates relates primarily to our investment in short-term investments. Previously, we had available-for-sale securities, a significant portion of which were classified as short-term investments on our consolidated balance sheet. These short-term investments consisted solely of auction rate securities. The Company divested all investments in auction rate securities during the second quarter of fiscal year 2008. At July 31, 2009, the $10.0 million of short-term investments consisted of a $10.0 million six month certificate of deposit. At July 31, 2010, the Company did not have any short-term investments.

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to greater exposure from significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments, on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of July 31, 2010, the Company did not have any derivative financial instruments.

Revenues from our foreign operating segments accounted for approximately 61% of total revenues during the fiscal year ended July 31, 2010. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a majority of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the fiscal year ended July 31, 2010, we recorded foreign currency translation gains of approximately $0.1 million, which are recorded within accumulated other comprehensive income in Stockholders’ Equity in our condensed consolidated balance sheet. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the fiscal year ended July 31, 2010, we recorded foreign currency transaction losses of approximately $1.0 million which are recorded in “Other gains (losses), net” in our consolidated statement of operations.

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

ITEM 8.— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ModusLink Global Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of ModusLink Global Solutions, Inc. and subsidiaries as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ModusLink Global Solutions, Inc. and subsidiaries as of July 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ModusLink Global Solutions, Inc.’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 14, 2010 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

October 14, 2010

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$161,364	$168,767
Available-for-sale securities	270	440
Short-term investments	—	10,000
Accounts receivable, trade, net of allowance for doubtful accounts of $919 and $3,767 at July 31, 2010 and 2009, respectively	159,768	171,090
Inventories, net	74,096	63,023
Prepaid expenses and other current assets	14,226	12,773

Total current assets	409,724	426,093

Property and equipment, net	52,906	61,178
Investments in affiliates	13,016	12,369
Goodwill	16,207	25,708
Other intangible assets, net	24,173	23,120
Other assets	9,760	7,353

	$525,786	$555,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	40	152
Accounts payable	132,098	122,125
Current portion of accrued restructuring	2,632	15,098
Accrued income taxes	48	1,803
Accrued expenses	45,729	42,277
Other current liabilities	4,773	5,793
Current liabilities of discontinued operations	1,791	1,866

Total current liabilities	187,111	189,114

Long-term portion of accrued restructuring	1,000	2,014
Obligations under capital leases, less current installments	29	194
Other long-term liabilities	15,656	16,490
Non-current liabilities of discontinued operations	3,289	2,411
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding as of July 31, 2010 and July 31, 2009	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 44,039,938 issued and 43,729,338 outstanding shares at July 31, 2010; 45,652,078 issued and 45,086,746 outstanding shares at July 31, 2009	440	457
Additional paid-in capital	7,427,031	7,437,877
Treasury stock, at cost, 310,600 and 565,332 shares at July 31, 2010 and July 31, 2009, respectively	(1,992)	(3,813)
Accumulated deficit	(7,121,015)	(7,103,228)
Accumulated other comprehensive income	14,237	14,305

Total stockholders’ equity	318,701	345,598

	$525,786	$555,821

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended July 31,
	2010	2009	2008
Net revenue	$923,996	$1,008,554	$1,068,207
Cost of revenue	807,393	886,119	930,629

Gross profit	116,603	122,435	137,578

Operating expenses:
Selling, general and administrative	92,855	100,409	113,969
Amortization of intangible assets	6,308	5,485	3,773
Impairment of goodwill	25,800	164,682	14,000
Restructuring and other, net	(1,433)	19,552	5,465

Total operating expenses	123,530	290,128	137,207

Operating income (loss)	(6,927)	(167,693)	371

Other income (expense):
Interest income	298	1,493	8,097
Interest expense	(561)	(802)	(1,502)
Other gains (losses), net	(988)	820	16,149
Equity in income (losses) of affiliates and impairments	(2,129)	(16,565)	589

	(3,380)	(15,054)	23,333

Income (loss) from continuing operations before income taxes	(10,307)	(182,747)	23,704
Income tax expense	5,162	10,831	10,425

Income (loss) from continuing operations	(15,469)	(193,578)	13,279
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(2,318)	126	(4,151)

Net income (loss)	$(17,787)	$(193,452)	$9,128

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.35)	$(4.26)	$0.28
Income (loss) from discontinued operations	(0.05)	—	(0.09)

Net income (loss)	$(0.40)	$(4.26)	$0.19

Shares used in computing basic earnings per share	44,104	45,372	47,747

Shares used in computing diluted earnings per share	44,104	45,372	47,901

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Number of Shares	Common stock	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Balance at July 31, 2007	48,891,343	$490	$—	$7,465,712	$7,771	$(6,918,904)	$555,069

Comprehensive income, net of taxes:
Net income	—	—	—	—	—	9,128	9,128
Other comprehensive income:
Net unrealized holding gain arising during the period	—	—	—	—	423	—	423
Minimum pension liability	—	—	—	—	1,620	—	1,620
Foreign currency translation adjustment arising during the period	—	—	—	—	9,483	—	9,483

Total comprehensive income	—	—	—	—	—	—	20,654

Issuance of common stock pursuant to employee stock purchase plans and stock options	33,600	1	—	283	—	—	284
Nonvested Stock Grants	168,168	—	—	1,922	—	—	1,922
Nonvested stock forfeitures	(31,451)	—	—	(364)	—	—	(364)
Stock based compensation expense	—	—	—	3,677	—	—	3,677
Repurchase of common stock	—	—	(35,268)	—	—	—	(35,268)

Balance at July 31, 2008	49,061,660	$491	$(35,268)	$7,471,230	$19,297	$(6,909,776)	$545,974

Comprehensive (loss), net of taxes:
Net income (loss)	—	—	—	—	—	(193,452)	(193,452)
Other comprehensive (loss):
Net unrealized holding loss arising during the period	—	—	—	—	(1,207)	—	(1,207)
Minimum pension liability	—	—	—	—	414	—	414
Foreign currency translation adjustment arising during the period	—	—	—	—	(4,199)	—	(4,199)

Total comprehensive (loss)	—	—	—	—	—	—	(198,444)

Issuance of common stock pursuant to employee stock purchase plans and stock options	37,593	—	—	175	—	—	175
Nonvested Stock Grants	96,268	1	—	2,148	—	—	2,149
Nonvested stock forfeitures	(81,738)	(1)	—	(334)	—	—	(335)
Stock based compensation expense	—	—	—	2,891	—	—	2,891
Repurchase of common stock (1,043,183 shares)	—	—	(6,812)	—	—	—	(6,812)
Retirement of treasury stock	(3,461,705)	(34)	38,267	(38,233)	—	—	—

Balance at July 31, 2009	45,652,078	$457	$(3,813)	$7,437,877	$14,305	$(7,103,228)	$345,598

Comprehensive (loss), net of taxes:
Net (loss)	—	—	—	—	—	(17,787)	(17,787)
Other comprehensive (loss):
Net unrealized holding gain arising during the period	—	—	—	—	98	—	98
Minimum pension liability	—	—	—	—	(255)	—	(255)
Foreign currency translation adjustment arising during the period	—	—	—	—	89	—	89

Total comprehensive (loss)	—	—	—	—	—	—	(17,855)

Issuance of common stock pursuant to employee stock purchase plans and stock options	53,444	1	—	411	—	—	412
Nonvested Stock Grants	165,438	2	—	1,715	—	—	1,717
Nonvested stock forfeitures	(25,917)	(2)	—	(8)	—	—	(10)
Stock based compensation expense	—	—	—	2,018	—	—	2,018
Repurchase of common stock (1,550,373 shares)	—	—	(13,179)	—	—	—	(13,179)
Retirement of treasury stock	(1,805,105)	(18)	15,000	(14,982)	—	—	—

Balance at July 31, 2010	44,039,938	$440	$(1,992)	$7,427,031	$14,237	$(7,121,015)	$318,701

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended July 31,
	2010	2009	2008
Cash flows from operating activities of continuing operations:
Net income (loss)	$(17,787)	$(193,452)	$9,128
Income (loss) from discontinued operations	(2,318)	126	(4,151)

Income (loss) from continuing operations	(15,469)	(193,578)	13,279
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
Depreciation	16,867	20,012	17,008
Impairment of goodwill	25,800	164,682	14,000
Amortization of intangible assets	6,308	5,485	3,773
Share-based payments	4,154	5,103	5,599
Non-operating losses (gains)	988	(820)	(16,149)
Equity in losses (income) of affiliates	2,129	16,565	(589)
Non-cash restructuring charges	—	389	428
Changes in operating assets and liabilities, excluding effects from acquisition:
Trade accounts receivable, net	9,607	33,138	(2,785)
Inventories	(7,604)	18,737	(13,812)
Prepaid expenses and other current assets	707	(390)	346
Accounts payable, accrued restructuring and accrued expenses	1,807	(38,327)	(14,356)
Refundable and accrued income taxes, net	171	(168)	2,470
Other assets and liabilities	(4,317)	5,115	(15,004)

Net cash provided by (used in) operating activities of continuing operations	41,148	35,943	(5,792)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(9,194)	(11,060)	(26,057)
Redemption (purchase) of short-term investments	10,000	(10,000)	111,850
Investments in affiliates	(3,402)	(9,533)	(4,613)
Proceeds from the sale of equity investments in affiliates	1,319	18,008	20,060
Business acquisitions, net of cash acquired	(29,580)	—	(53,048)

Net cash provided by (used in) investing activities of continuing operations	(30,857)	(12,585)	48,192

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(477)	(369)	(469)
Line of credit origination costs	(782)	—	—
Repayments on revolving line of credit	—	—	(24,786)
Proceeds from issuance of common stock	331	113	284
Repurchase of common stock	(13,521)	(7,137)	(35,613)

Net cash used in financing activities of continuing operations	(14,449)	(7,393)	(60,584)

Cash flows from discontinued operations:
Operating cash flows	(1,723)	(2,276)	(1,860)

Net cash used in discontinued operations	(1,723)	(2,276)	(1,860)

Net effect of exchange rate changes on cash and cash equivalents	(1,522)	(5,507)	11,148
Net increase (decrease) in cash and cash equivalents	(7,403)	8,182	(8,896)
Cash and cash equivalents at beginning of year	168,767	160,585	169,481

Cash and cash equivalents at end of year	$161,364	$168,767	$160,585

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”), ModusLink Open Channel Solutions, Inc. (“ModusLink OCS”), ModusLink PTS, Inc. (“ModusLink PTS”), and Tech for Less, LLC (“TFL”), is a leader in global supply chain business process management serving technology-based clients in the computing, software, consumer electronics, storage and communications markets. The Company designs and executes critical elements in our clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of innovative service solutions, integrated operations, proven business processes, an expansive global footprint and world-class technology.

On December 4, 2009, the Company acquired TFL. TFL is a processor and marketer of customer-returned consumer electronics and business technology products. The Company acquired 100% of the equity interest of TFL for approximately $31.0 million.

The Company had fiscal 2010 revenue of approximately $924.0 million. As of July 31, 2010, the Company has an integrated network of strategically located facilities in various countries, including numerous sites throughout North America, Europe and Asia. The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986. ModusLink Global Solutions’ address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

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

The Company recognizes revenue in accordance with the provisions under the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC Topic 605”). Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed or services have been rendered, the sales price is fixed or determinable

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and collection of the related receivable is reasonably assured. The Company’s standard sales terms are FOB shipping point, which means that risk of loss passes to the customer when it is shipped from the ModusLink location. The Company also evaluates the terms of each major client contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its clients. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to clients as revenue, and related costs as cost of sales, when incurred.

The Company applies the provisions of ASC Topic 985, “Software” (“ASC Topic 985”), with respect to certain transactions involving the sale of software products by our subsidiary ModusLink OCS.

The Company also follows the guidance of ASC Topic 605 for determining whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the client and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” Management allocates the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a unit of accounting that has already been delivered is limited to the amount that is not contingent upon the delivery of another separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. All deliverables that do not meet the separation criteria are combined into one unit of accounting and the appropriate revenue recognition method is applied.

Foreign Currency Translation

All assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at the rates in effect at the balance sheet date. All amounts in the accompanying statements of operations are translated using the average exchange rates in effect during the year. Resulting translation adjustments are reflected in the accumulated other comprehensive income (loss) component of stockholders’ equity. Settlement of receivables and payables in a foreign currency that is not the functional currency result in foreign currency transaction gains and losses. Foreign currency transaction gains and losses are included in “Other gains (losses), net” in the Consolidated Statement of Operations.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Investments with maturities greater than 90 days to twelve months at the time of purchase are considered short-term investments.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, current liabilities and the revolving line of credit approximate fair value because of the short maturity of these instruments. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

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

The Company maintains interests in several privately held companies primarily through its various venture capital funds. The Company’s venture capital investment portfolio, @Ventures, invests in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net earnings or losses of the investee are reflected in “Equity in income (losses) of affiliates and impairments” in the Company’s accompanying consolidated statements of operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company obtains from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the timeliness and completeness of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of approximately $0.3 million, $16.8 million, and $2.6 million for the fiscal years ended 2010, 2009, and 2008, respectively. These impairment losses are reflected in “Equity in income (losses) of affiliates and impairments” in the Company’s accompanying consolidated statements of operations.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined by both the moving average and the first-in, first-out (“FIFO”) methods. Materials that the Company typically procures on behalf of its clients that are included in inventory include materials such as compact discs, printed materials, manuals, labels, hardware accessories, hard disk drives, consumer packaging, shipping boxes and labels, power cords and cables for client-owned electronic devices.

Inventories consisted of the following:

	July 31,
	2010	2009
	(in thousands)
Raw materials	$49,591	$42,349
Work-in-process	2,006	5,482
Finished goods	22,499	15,192

	$74,096	$63,023

Long-Lived Assets, Goodwill and Other Intangible Assets

The Company follows ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”). Under ASC Topic 360, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. ASC Topic 360 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group, including property and equipment and other intangible assets, exceeds its fair value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management uses third party valuation reports to assist in its determination of fair value.

The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of ASC Topic 350, “Goodwill and Other” (“ASC Topic 350”). The Company’s policy is to perform its annual impairment testing for all reporting units, determined to be the Americas, Europe, Asia, ModusLink OCS, ModusLink PTS and TFL operating segments, on July 31 of each fiscal year.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restructuring Expenses

The Company follows the provisions of ASC Topic 420, “Exit or Disposal Cost Obligations” (“ASC Topic 420”) which addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company records liabilities that primarily include estimated severance and other costs related to employee benefits and certain estimated costs related to equipment and facility lease obligations and other service contracts. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts.

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

Income Taxes

Income taxes are accounted for under the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”), using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. ASC Topic 740 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities.

In accordance with ASC Topic 740, the Company applies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. ASC Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

order for those tax positions to be recognized in the financial statements. In accordance with the Company’s accounting policy, interest and penalties related to uncertain tax positions is included in the provision of income taxes line of the Consolidated Statement of Operations. See Note 17, “Income Taxes,” for additional information.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per share for the years ended July 31, 2010, 2009 and 2008.

	Years Ended July 31,
	2010	2009	2008
BASIC
Net income (loss)	$(17,787)	$(193,452)	$9,128
Less net income (loss) allocable to participating restricted stock	—	—	(79)

Net income (loss) available for common shares	$(17,787)	$(193,452)	$9,049

Weighted average common shares outstanding	44,104	45,372	47,747

Basic net income (loss) per common share	$(0.40)	$(4.26)	$0.19

DILUTED
Net income (loss)	$(17,787)	$(193,452)	$9,128
Less net income (loss) allocable to participating restricted stock	—	—	(79)

Net income (loss) available for common shares	$(17,787)	$(193,452)	$9,049

Weighted average common shares outstanding	44,104	45,372	47,747
Weighted average common equivalent shares arising from: dilutive stock options	—	—	154

Weighted-average number of common and potential common shares	44,104	45,372	47,901

Diluted net income (loss) per common share	$(0.40)	$(4.26)	$0.19

Approximately 2.1 million common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share for the year ended July 31, 2010, as the Company has recorded a net loss for the year ended July 31, 2010. Approximately 2.4 million common stock equivalent shares have not been included in the diluted per share calculation for the year ended July 31, 2009, as the Company has recorded a net loss for the year ended July 31, 2009. Approximately 1.8 million common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share for the year ended July 31, 2008 as their inclusion would have been antidilutive.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation Plans

The Company recognizes share-based compensation in accordance with the provisions of ASC Topic 718, “Compensation—Stock Compensation” (“ASC Topic 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values.

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The Company estimates forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required for the periods prior to August 1, 2005, the Company established estimates for forfeitures. Share-based compensation expense recognized in the Company’s consolidated statements of operations for the fiscal year ended July 31, 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the estimated grant date fair value. Share-based compensation expense recognized in the Company’s consolidated statement of operations for the fiscal year ended July 31, 2009 also included compensation expense for share-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value.

The Company uses a binomial-lattice option-pricing model (“binomial-lattice model”) for valuation of share-based awards. The Company believes that the binomial-lattice model is an accurate model for valuing employee stock options since it reflects the impact of stock price changes on option exercise behavior. The Company uses third party analyses to assist in developing the assumptions used in its binomial-lattice model and the resulting fair value used to record compensation expense. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

Major Clients and Concentration of Credit Risk

Sales to one client, Hewlett-Packard accounted for approximately 29% of the Company’s consolidated net revenue for the fiscal year ended July 31, 2010. Sales to three clients, Hewlett-Packard, Advanced Micro Devices and SanDisk Corporation accounted for approximately 27%, 10%, and 11%, respectively, of the Company’s consolidated net revenue for the fiscal year ended July 31, 2009. Sales to three clients, Hewlett-Packard, Advanced Micro Devices and SanDisk Corporation accounted for approximately 24%, 11% and 10%, respectively, of the Company’s consolidated net revenue for the fiscal year ended July 31, 2008. To manage risk, the Company performs ongoing credit evaluations of its clients’ financial condition. The Company generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectibility of accounts receivable.

Financial instruments which potentially subject the Company to concentrations of credit risk are cash, cash equivalents, available-for-sale securities, short-term investments and accounts receivable. The Company’s cash equivalent and short-term investment portfolio is diversified and consists primarily of short-term investment grade securities placed with high credit quality financial institutions.

Derivative Instruments and Hedging Activities

The Company periodically enters into forward foreign currency exchange rate contracts to manage exposures to certain foreign currencies. The fair value of the Company’s foreign currency exchange rate contracts is estimated based on the foreign currency exchange rates as of July 31, 2010. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes.

The Company believes that its forward foreign currency exchange rate contracts economically function as effective hedges of the underlying exposures; however, the forward foreign currency exchange rate contracts do not meet the specific criteria for hedge

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting defined in ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), thus requiring the Company to record all changes in the fair value of these contracts in earnings in the period of the change. Unrealized gains or losses are included in “Other gains (losses), net” in the Company’s accompanying consolidated statements of operations and these amounts were not material for the three years presented.

Subsequent Events

For the fiscal year ended July 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure in the financial statements through the date these financial statements were filed.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified final Emerging Issues Task Force (“EITF”) consensus on the following issue: EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables”, which is also known as Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition Topic 605: “Multiple Deliverable Arrangements” (“ASU 2009-13”). ASU 2009-13 supersedes EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which is now codified in ASC Topic 605. ASU 2009-13 retains the criteria from ASC Topic 605 for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but removes the previous separation criterion under ASC Topic 605 that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 is not expected to have a material impact on the Company’s results of operations or financial position.

(3)	ACQUISITION

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

The Company acquired 100% of the equity interest of TFL for approximately $31.0 million which consisted of a cash payment of $30.0 million from our existing cash and cash equivalents, a $0.5 million cash payment related to the working capital adjustment and the acquisition date fair value of the additional performance-based consideration of approximately $0.5 million. The $0.5 million represents the acquisition date fair value of the additional performance-based consideration of up to $10.0 million that may be paid if certain financial performance measures are met in calendar 2010 (the “earnout”). The estimated acquisition date fair value of the earnout that may be paid has been recorded as a component of “other current liabilities”. Any change in the fair value of the earnout subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in the meeting of performance goals, will be recognized in earnings in the period the estimated fair value changes. The Company recognized a $0.4 million decrease in the fair value of the earnout in earnings between the acquisition date and July 31, 2010.

The following table presents the purchase price (in thousands) for the acquisition:

Cash consideration paid	$30,000
Adjustment to excess working capital	464
Earnout acquisition date fair value	500

Total purchase price	$30,964

The Company also incurred expenses of approximately $0.8 million related to the acquisition of TFL, which were expensed in accordance with ASC Topic 805.

The amounts recorded for the assets acquired and the liabilities assumed are based on the estimated fair value as of the acquisition date.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets were recorded for approximately $7.4 million and will be amortized over estimated useful lives of 2 to 7 years, on a straight-line basis. Goodwill was recorded for approximately $16.3 million and will not be amortized, but will be assessed for potential impairment annually. Goodwill represents the excess purchase price over the fair value of the net assets acquired and will be deductible for income tax purposes. The amount paid in excess of the fair value of net assets acquired provides the Company with a business-to-consumer asset recovery channel for technology products and extends the Company’s aftermarket solution offering, which is designed to manage the complete range of post-sales activities for technology companies, from customer service, technical support and multichannel returns management to testing, repair and asset disposition.

The fair value amounts recorded were as follows (in thousands):

Cash	$883
Accounts receivable	729
Inventory	5,164
Prepaid expenses and other current assets	1,322
Property and equipment	445
Intangible assets	7,360
Goodwill	16,299
Accounts payable and accrued expenses	(1,078)
Deferred rent	(160)

Total purchase price	$30,964

Operating results of TFL for the period comprising December 4, 2009, through July 31, 2010 have been included in the Company’s TFL segment information included in Note 6. For fiscal year ended July 31, 2010, approximately $23.7 million in net revenue from TFL and approximately $12.2 million in net losses from TFL were included in the Company’s results. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of including the results of TFL since the beginning of fiscal year 2010 or fiscal year 2009 would not be materially different than the actual results reported.

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

At July 31, 2010 the Company’s available-for-sale securities of approximately $0.3 million, which are carried at fair value and measured on a recurring basis, are comprised of equity investments and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

In connection with the acquisition of TFL on December 4, 2009, the Company agreed to an earnout payment of up to $10.0 million, which may be paid if certain financial performance measures are met in calendar 2010. The Company has recorded the acquisition-date estimated fair value of the earnout payment of $0.5 million as a component of the consideration transferred by applying the income approach and using Level 3 inputs. The estimated acquisition-date fair value was measured based on the probability-adjusted present value of the amount expected to be paid. The probability adjusted earnout payment was discounted at 16.5%, the weighted-average cost of capital for the acquisition. The Company remeasures the fair value of the earnout payment at each reporting period using Level 3 inputs. The fair value of the earnout payment was $0.1 million as of July 31, 2010 and is reflected in “Other current liabilities” in our consolidated balance sheets. There has been a $0.4 million decrease in the fair value of the earnout payment which has been recognized in earnings during the fiscal year ended July 31, 2010.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 31, 2010 and 2009, the fair values of our other financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term and long-term capital lease obligations, approximate the carrying amounts of the respective asset and/or liability due to the short-term nature of these financial instruments and the Company’s best estimate of interest rates currently available for similar debt instruments.

(5)	STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	July 31,
	2010	2009	2008
	(in thousands)
Cash paid for interest	$50	$116	$1,432
Cash paid for income taxes	$4,539	$9,898	$10,046

Non-cash financing activities during fiscal 2010, 2009 and 2008 included the issuance of approximately 0.2 million, 0.1 million and 0.2 million shares, respectively, of nonvested ModusLink Global Solutions common stock, valued at approximately $1.8 million, $0.8 million and $2.2 million, respectively, to certain executives of the Company.

(6)	SEGMENT INFORMATION

The Company has determined that there are five reportable segments, Americas, Asia, Europe, ModusLink OCS and TFL due to information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance; and certain quantitative thresholds being met during the fiscal year ended July 31, 2010. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment. The Company also has Corporate-level activity consisting primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s subsidiary companies, administration costs related to the Company’s venture capital investing and any residual results of operations from previously divested operations. The Corporate-level activity balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating segments.

Management evaluates segment performance based on segment net revenue, operating income (loss) and “adjusted operating income (loss)”, which is defined as the operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets, share-based compensation and non-cash charges. These items are excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses adjusted operating income (loss) to assist in evaluating the performance of the Company’s core operations.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information of the Company’s continuing operations by operating segment and Corporate-level activity categories is as follows:

	Years Ended July 31,
	2010	2009	2008
	(in thousands)
Net revenue:
Americas	$324,371	$344,219	$344,593
Asia	269,989	304,504	316,115
Europe	296,423	345,688	402,651
ModusLink OCS	9,501	14,143	4,848
TFL	23,712	—	—

	$923,996	$1,008,554	$1,068,207

Operating income (loss):
Americas	$(23,687)	$(96,514)	$(817)
Asia	49,801	(32,018)	41,068
Europe	(2,317)	(26,077)	(22,300)
ModusLink OCS	(4,443)	1,015	21
TFL	(12,244)	—	—

Total segment operating income (loss)	7,110	(153,594)	17,972
Other reconciling items	(14,037)	(14,099)	(17,601)

Total operating income (loss)	$(6,927)	$(167,693)	$371

Adjusted operating income (loss):
Americas	$(768)	$(3,031)	$12,186
Asia	56,487	51,847	49,307
Europe	2,296	6,548	(1,394)
ModusLink OCS	(425)	2,636	419
TFL	(1,226)	—	—

Total segment adjusted operating income (loss)	56,364	58,000	60,518
Other reconciling items	(11,595)	(10,858)	(14,302)

Total adjusted operating income (loss)	$44,769	$47,142	$46,216

Adjusted operating income (loss)	$44,769	$47,142	$46,216
Adjustments:
Depreciation	(16,867)	(20,013)	(17,008)
Amortization of intangible assets	(6,308)	(5,485)	(3,773)
Impairment of goodwill	(25,800)	(164,682)	(14,000)
Share-based payments	(4,154)	(5,103)	(5,599)
Restructuring and other, net	1,433	(19,552)	(5,465)

Operating income (loss)	$(6,927)	$(167,693)	$371
Other income (expense), net	(3,380)	(15,054)	23,333
Income tax expense	(5,162)	(10,831)	(10,425)
Income (loss) from discontinued operations	(2,318)	126	(4,151)

Net income (loss)	$(17,787)	$(193,452)	$9,128

	July 31,
	2010	2009
	(in thousands)
Total assets of continuing operations:
Americas	$190,366	$180,788
Asia	118,274	187,836
Europe	137,114	118,338
ModusLink OCS	17,428	24,429
TFL	23,257	—

Sub-total	486,439	511,391
Corporate-level activity	39,347	44,430

	$525,786	$555,821

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 31, 2010, approximately 72%, 13% and 15% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2009, approximately 72%, 13% and 15% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2010, approximately $10.1 million, $5.6 million, $6.8 million, $3.6 million and $3.6 million of the Company’s long-lived assets were located in Singapore, the Netherlands, Ireland, Czech and China, respectively. As of July 31, 2009, approximately $10.1 million, $7.9 million, $6.5 million, and $4.0 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands and China, respectively.

The Company generated revenue of approximately $175.5 million and $132.3 million in China and the Netherlands, respectively, from external customers during the fiscal year ended July 31, 2010. The Company generated revenue of approximately $197.9 million and $160.7 million in China and the Netherlands, respectively, from external customers during the fiscal year ended July 31, 2009. The Company generated revenue of approximately $205.4 million and $174.4 million in China and the Netherlands, respectively, from external customers during the fiscal year ended July 31, 2008.

(7)	DISCONTINUED OPERATIONS AND DIVESTITURES

The Company recorded income (loss) from discontinued operations of approximately $(2.3) million, $0.1 million and $(4.2) million, respectively, for the fiscal years ended July 31, 2010, 2009 and 2008, primarily related to adjustments to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding rental income.

Summarized financial information for the discontinued operations of the Company are as follows:

	Years Ended July 31,
	2010	2009	2008
	(in thousands)
Results of operations:
Net revenues	$—	$—	$—
Total expenses	(2,318)	126	(4,151)

Income (loss) from discontinued operations	$(2,318)	$126	$(4,151)

	July 31,
	2010	2009
	(in thousands)
Financial position:
Current assets	$—	$—
Current liabilities	(1,791)	(1,866)
Non-current liabilities	(3,289)	(2,411)

Net liabilities of discontinued operations	$(5,080)	$(4,277)

(8)	PROPERTY AND EQUIPMENT

Property and equipment at cost, consists of the following:

	July 31,
	2010	2009
	(in thousands)
Buildings	$20,350	$20,637
Machinery and equipment	23,990	22,393
Leasehold improvements	18,389	17,226
Software	37,970	36,013
Other	6,634	8,236

	$107,333	$104,505
Less: Accumulated depreciation and amortization	(54,427)	(43,327)

Net property and equipment, at cost	$52,906	$61,178

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets under capital leases which are included in the amounts above are summarized as follows:

	July 31,
	2010	2009
	(in thousands)
Buildings	$3,734	$4,053
Machinery and equipment	155	459
Other	46	46
Less: Accumulated amortization	(3,837)	(4,278)

	$98	$280

The Company recorded depreciation expense of approximately $16.9 million, $20.0 million and $17.0 million for the fiscal years ended July 31, 2010, 2009 and 2008, respectively. Depreciation expense within the Americas, Europe and Asia regions was approximately $9.2 million, $3.3 million and $4.4 million, respectively, for fiscal year 2010, $8.4 million, $6.7 million and $4.8 million, respectively, for fiscal 2009, and $4.8 million, $6.5 million and $5.7 million, respectively, for fiscal 2008. Amortization of assets recorded under capital leases is included in the depreciation expense amounts.

(9)	GOODWILL AND INTANGIBLE ASSETS

The Company conducts its annual goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and marketplace data. For goodwill testing purposes the Company has six reporting units, the Americas, Asia, Europe, ModusLink OCS, ModusLink PTS and TFL.

During the fiscal year ended July 31, 2010, approximately $16.3 million of goodwill was recognized as a result of the Company’s acquisition of TFL. During the fiscal year ended July 31, 2008, approximately $19.1 million and $6.2 million of goodwill was recognized as a result of ModusLink Global Solutions’ acquisitions of ModusLink PTS and ModusLink OCS.

During the fourth quarter of fiscal year 2010, the Company completed its annual impairment analysis of goodwill. The Company completed step one of the impairment analysis. As a result of the annual impairment analysis and in connection with the preparation of its annual financial statements for the fiscal year ended July 31, 2010 the Company concluded that its goodwill was impaired and recorded a $25.8 million non-cash goodwill impairment charge, consisting of $2.8 million for ModusLink OCS, $12.8 million for ModusLink PTS and $10.2 million for TFL. The impairment charge for ModusLink OCS and ModusLink PTS is not deductible for tax purposes. The impairment charge for TFL is deductible as amortization for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows and had no effect on the Company’s compliance with the financial covenants under its credit agreement.

The estimated fair values of our reporting units were evaluated using an income approach by calculating the present value of our estimated future cash flows. We believe the use of the income approach was appropriate due to the lack of comparability to guideline companies and the lack of comparable transactions under the market approach. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures, and income tax cash flows. In developing an appropriate discount rate to apply in its estimated cash flow models the Company developed an estimate of its weighted average cost of capital. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. The United States recession had a significant negative impact on the aftermarket supply business in fiscal year 2010. The forecast used in the valuation assumed that weak operating results due to current depressed economic conditions would continue in the near term. The impact of the current market conditions was significant to the valuation.

In connection with completing the goodwill impairment analysis the Company also evaluated the recoverability of its long-lived assets at the ModusLink OCS, ModusLink PTS and TFL reporting units where goodwill was determined to be impaired during the fiscal year ended July 31, 2010. Based upon this evaluation, the Company determined that the estimated future undiscounted cash flows related to these assets were in excess of their carrying values, and therefore these long-lived assets were not impaired as of July 31, 2010.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s remaining goodwill of $16.2 million as of July 31, 2010 relates to the Company’s ModusLink PTS, ModusLink OCS and TFL reporting units.

During the second quarter of fiscal year 2009, indicators of potential impairment caused the Company to conduct an interim impairment test as of January 31, 2009. Those indicators included a significant decrease in the market capitalization of the Company, and the change in the macroeconomic environment through the second quarter of fiscal year 2009. The Company completed step one of the impairment analysis and concluded that, as of January 31, 2009, the fair value of three of its five reporting units was below their respective carrying values. As part of the step one test, the Company performed a market capitalization reconciliation to ensure that the resulting outputs of the test and the total Company fair value were consistent, giving effect to a reasonable control premium, 35%. The three reporting units that showed potential impairment were the Americas, Asia and Europe. As such, the Company performed step two of the impairment test in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2009 the Company concluded that its goodwill was impaired and recorded a $164.7 million non-cash goodwill impairment charge, consisting of $74.6 million for the Americas, $73.9 million for Asia and $16.1 million for Europe. The estimated fair values of our reporting units were evaluated using an income approach by calculating the present value of our estimated future cash flows.

During the fourth quarter of fiscal year 2008, the Company completed its annual impairment analysis of goodwill. As a result of the impairment analysis, the Company recorded a goodwill impairment charge of $14.0 million related to the Europe reporting unit.

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

The changes in the carrying amount of goodwill allocated to the Company’s operating segments are as follows:

	Americas	Asia	Europe	ModusLink OCS	TFL	Consolidated Total
	(in thousands)
Balance as of July 31, 2008
Goodwill	$93,777	$73,948	$30,108	$6,179	$—	$204,012
Accumulated impairment charges	—	—	(14,000)	—	—	(14,000)

	93,777	73,948	16,108	6,179	—	190,012

Purchase price adjustments from the acquisition of ModusLink OCS	—	—	—	(322)	—	(322)
Purchase price adjustments from the acquisition of ModusLink PTS	700	—	—	—	—	700
Impairment charge	(74,626)	(73,948)	(16,108)	—	—	(164,682)

Balance as of July 31, 2009
Goodwill	94,477	73,948	30,108	5,857	—	204,390
Accumulated impairment charges	(74,626)	(73,948)	(30,108)	—	—	(178,682)

	$19,851	$—	$—	$5,857	$—	$25,708

Goodwill from the acquisition of TFL	—	—	—	—	16,299	16,299
Impairment charge	(12,801)	—	—	(2,799)	(10,200)	(25,800)

Balance as of July 31, 2010
Goodwill	94,477	73,948	30,108	5,857	16,299	220,689
Accumulated impairment charges	(87,427)	(73,948)	(30,108)	(2,799)	(10,200)	(204,482)

	$7,050	$—	$—	$3,058	$6,099	$16,207

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of intangible assets are as follows (in thousands):

	July 31, 2010				July 31, 2009
	Gross Carrying Amount	Accumulated amortization	Net Book Value	Weighted average amortization period	Gross Carrying Amount	Accumulated amortization	Net Book Value	Weighted average amortization period
Client Relationships	$34,500	$21,503	$12,997	7 to 10 years	$34,469	$16,892	$17,577	7 to 10 years
Developed Technology	13,992	5,638	8,354	3 to 8 years	8,592	4,372	4,220	3 to 8 years
Trade Names	5,405	2,800	2,605	3 to 8 years	3,705	2,442	1,263	3 to 8 years
Non-competes	713	496	217	1 to 5 years	483	423	60	1 to 5 years

Total	$54,610	$30,437	$24,173		$47,249	$24,129	$23,120

Amortization expense for intangible assets for the years ended July 31, 2010, 2009 and 2008 totaled approximately $6.3 million, $5.5 million and $3.8 million, respectively.

Estimated annual amortization expense for intangible assets for the next five years ending July 31, is as follows:

Fiscal Year	Amount
(in thousands)
2011	$6,721
2012	$3,756
2013	$3,723
2014	$3,697
2015	$3,334

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)	RESTRUCTURING

The Company’s restructuring charges during the fiscal year ended July 31, 2010 primarily related to changes in estimates for previously recorded facilities lease obligations primarily based on changes to the underlying assumptions, an early termination payment of a lease in Hungary and the reversal of an amount due to a lapse of time under a prior agreement. The Company’s restructuring initiatives during the fiscal years ended July 31, 2009 and 2008 involved strategic decisions to right-size the Company and reduce costs. Restructuring charges consisted primarily of contractual obligations related to facilities and equipment, and employee severance charges as a result of workforce reductions. The Company records charges related to operating leases with no future economic benefit to the Company as a result of the abandonment of facilities.

The following tables summarize the activity in the restructuring accrual for the fiscal years ended July 31, 2010, 2009 and 2008:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2007	$1,161	$9,317	$—	$10,478

Restructuring charges	2,465	1,325	406	4,196
Restructuring adjustments	(438)	1,752	(45)	1,269
Cash (paid) received	(1,346)	(3,908)	110	(5,144)
Non-cash adjustments	6	(166)	(471)	(631)

Accrued restructuring balance at July 31, 2008	$1,848	$8,320	$—	$10,168

Restructuring charges	16,292	5,291	389	21,972
Restructuring adjustments	(2,858)	438	—	(2,420)
Cash paid	(8,378)	(3,550)	—	(11,928)
Non-cash adjustments	(62)	(229)	(389)	(680)

Accrued restructuring balance at July 31, 2009	$6,842	$10,270	$—	$17,112

Restructuring charges	54	222	—	276
Restructuring adjustments	(612)	(1,097)	—	(1,709)
Cash paid	(6,103)	(6,221)	—	(12,324)
Non-cash adjustments	—	277	—	277

Accrued restructuring balance at July 31, 2010	$181	$3,451	$—	$3,632

Payments of employee-related charges were substantially completed by July 31, 2010. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the current and previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by March 2014.

The net restructuring charges for the fiscal years ended July 31, 2010, 2009 and 2008 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	July 31,
	2010	2009	2008
	(in thousands)
Cost of revenue	$(1,306)	$14,431	$3,958
Selling, general and administrative	(127)	5,121	1,507

	$(1,433)	$19,552	$5,465

During the fiscal year ended July 31, 2009, the Company recorded a net restructuring charge of approximately $19.6 million. This charge consisted of approximately $12.1 million related to the workforce reduction of approximately 500 employees. The charge also consisted of approximately $2.5 million for severance costs related to the workforce reduction of approximately 25 employees in Angers, France and $1.2 million related to the workforce reduction of approximately 25 employees in Kildare, Ireland. The charges also consists of approximately $5.8 million relating to the shutdown of facilities in El Paso, TX, Juarez,

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mexico, Nashville, TN, San Jose, CA, Angers, France, and Budapest Hungary and a $0.4 million charge of the impairment of fixed assets at the location in El Paso, TX. All actions related to the fiscal year 2009 workforce reductions were completed by July 31, 2010. These restructuring charges were partially offset by approximately $2.4 million in reductions to initial estimates for recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

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

The following tables summarize the restructuring accrual by operating segment, the all other category and the corporate-level activity category for the fiscal years ended July 31, 2010, 2009, and 2008:

	Americas	Asia	Europe	ModusLink OCS	Corporate- level Activity	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2007	$4,669	$197	$5,368	$—	$244	$10,478

Restructuring charges	3,797	158	241	—	—	4,196
Restructuring adjustments	1,330	4	(65)	—	—	1,269
Cash paid	(4,477)	(185)	(482)	—	—	(5,144)
Non-cash adjustments	(625)	—	(6)	—	—	(631)

Accrued restructuring balance at July 31, 2008	$4,694	$174	$5,056	$—	$244	$10,168

Restructuring charges	8,119	2,127	11,070	404	252	21,972
Restructuring adjustments	165	(163)	(2,422)	—	—	(2,420)
Cash paid	(4,194)	(1,728)	(5,970)	—	(36)	(11,928)
Non-cash adjustments	(680)	—	—	—	—	(680)

Accrued restructuring balance at July 31, 2009	$8,104	$410	$7,734	$404	$460	$17,112

Restructuring charges	—	43	222	—	11	276
Restructuring adjustments	442	(39)	(1,950)	—	(162)	(1,709)
Cash paid	(5,675)	(414)	(5,522)	(404)	(309)	(12,324)
Non-cash adjustments	277	—	—	—	—	277

Accrued restructuring balance at July 31, 2010	$3,148	$—	$484	$—	$—	$3,632

(11)	@VENTURES INVESTMENTS

We maintain interests in two venture capital funds CMGI@Ventures IV, LLC and @Ventures V, LLC (collectively, “@Ventures”). These venture capital funds invest in emerging, innovative and promising technology companies.

During the fiscal years ended July 31, 2010, 2009 and 2008@Ventures received distributions of approximately $1.3 million, $18.0 million and $32.0 million, respectively. During the fiscal years ended July 31, 2010, 2009 and 2008, @Ventures invested approximately $3.4 million, $9.5 million and $5.6 million.

As of July 31, 2010, the Company, through @Ventures held investments in 13 portfolio companies, although investments in four of these companies are nominal. From time to time, the Company may make new and follow-on venture capital investments and may from time to time receive distributions from investee companies. As of July 31, 2010, the Company was obligated to fund approximately $0.6 million in one of the @Ventures portfolio companies for a follow-on investment.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of the fiscal years ended July 31, 2010, 2009 and 2008, the Company did not have an equity method investment in which the Company’s proportionate share exceeded 10% of the Company’s consolidated assets or income from continuing operations.

(12)	OTHER GAINS (LOSSES), NET

The following schedule reflects the components of “Other gains (losses), net”:

	Years Ended July 31,
	2010	2009	2008
	(in thousands)
Foreign currency exchange losses	$(977)	$(1,560)	$(4,902)
Gain on sale of investments	425	3,956	20,694
Impairment of investment	—	(975)	—
Loss on disposal of assets	(264)	(308)	—
Other, net	(172)	(293)	357

	$(988)	$820	$16,149

The Company recorded foreign exchange losses of approximately $1.0 million during the fiscal year ended July 31, 2010. These net losses related primarily to realized and unrealized losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe. During the fiscal year ended July 31, 2010, the Company recorded a gain of approximately $0.3 million related to the acquisition by third parties of M2E Power, Inc. and H2Gen Innovations, Inc. Additionally, during the fiscal year ended July 31, 2010, the Company recorded a gain of approximately $0.1 million to adjust a previously recorded gain on the acquisition by a third party of Virtual Ink, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow. The Company also recorded a loss of $0.3 million from the disposal of assets during the fiscal year ended July 31, 2010.

The Company recorded foreign exchange losses of approximately $1.6 million during the fiscal year ended July 31, 2009. These net losses related primarily to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe. During the fiscal year ended July 31, 2009, the Company recorded a gain of approximately $2.6 million related to the acquisition by a third party of the ownership interest held by @Ventures in Foodbuy, LLC. Additionally, gains of approximately $0.9 million and $0.5 million, respectively were recorded to adjust previously recorded gains on the acquisitions by third parties of The Generations Network, Inc. (“TGN”) and Avamar Technologies, Inc. (“Avamar”), due to the satisfaction of conditions leading to the release of funds held in escrow. TGN and Avamar were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. Also, during the year ended July 31, 2009, the Company recorded a write-off of an investment in a private company for $1.0 million. The $1.0 million write-off was due to the carrying value of the investment exceeding the estimated value of the investment. The Company also recorded a loss of $0.3 million from the disposal of assets.

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

(13)	BORROWING ARRANGEMENTS

During fiscal year 2010, the Company and certain of its domestic subsidiaries entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. (collectively, the “Lenders”), whereby the Lenders provided to the Company a senior secured revolving credit facility up to an

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initial aggregate principal amount of $40.0 million. The Credit Facility permits the Company to increase aggregate principal amount by an additional $20.0 million upon certain conditions being met. The Credit Facility amended and restated the Second Amended and Restated Loan and Security Agreement, dated October 31, 2005, as amended, which expired on January 31, 2010.

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

The Credit Facility is secured by the assets of the Company and includes certain restrictive covenants, including covenants that will limit the Company’s ability to create liens, incur additional indebtedness, make investments, or dispose of assets or property. In addition, the Company must maintain certain financial covenants typical for this type of arrangement, including a maximum consolidated leverage ratio, a minimum consolidated core cash flow leverage ratio and minimum global cash. As of July 31, 2010, the Company was in compliance with the covenants of the Credit Facility.

As of July 31, 2010, there were no borrowings outstanding under the Credit Facility. As of July 31, 2010 the Company had $0.1 million for letters of credit under the Credit Facility.

In addition, the Company maintains a credit facility of approximately $0.9 million with a Taiwanese bank. No amounts were outstanding under this facility as of July 31, 2010.

(14)	COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2021. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Future annual minimum payments, including restructuring related obligations as of July 31, 2010, are as follows:

	Operating Leases	Stadium Obligation	Capital Lease Obligations	Total
	(in thousands)
For the fiscal years ended July 31:
2011	$26,003	$1,600	$40	$27,643
2012	20,890	1,600	29	22,519
2013	16,776	1,600	—	18,376
2014	11,182	1,600	—	12,782
2015	8,385	1,600	—	9,985
Thereafter	4,030	—	—	4,030

	$87,266	$8,000	$69	$95,335

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $1.9 million. Capital lease obligations are net of interest of approximately $0.01 million.

Total rent and equipment lease expense charged to continuing operations was approximately $29.2 million, $31.2 million, and $30.1 million for the fiscal years ended July 31, 2010, 2009 and 2008, respectively.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries or former subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. Additionally, from time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2010, the Company had no recorded liabilities with respect to these arrangements.

In 1999, a subsidiary of the Company entered into a facility lease with a term ending in November 2006. The Company issued a guaranty in connection with this lease. The Company divested its interest in the subsidiary in 2002. During the quarter ended October 31, 2006, the Company became aware that this lease had been amended to extend the lease term through November 2016 with cumulative base rent of approximately $16.0 million. The Company has notified the former subsidiary and landlord that it disputes that it has any ongoing liability under this guaranty and hence has not recorded any reserves for this arrangement as of July 31, 2010.

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

(15)	STOCK AWARD PLANS AND SHARE-BASED COMPENSATION

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

In December 2005, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2005 Plan, pursuant to which the Company grants non-qualified stock options to certain members of the Board of Directors. The 2005 Plan replaced the Company’s Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (“1999 Plan”). No additional options will be granted under the 1999 Plan; however, all then outstanding options under the 1999 Plan shall remain in effect in accordance with their respective terms. Pursuant to the 1999 Plan, 200,000 shares of the Company’s common stock were initially reserved for issuance. Up to 200,000 shares of common stock may be issued pursuant to awards granted under the 2005 Plan (subject to adjustment in the event of stock splits and other similar events). The 2005 Plan provides that each eligible director will automatically be granted an option to acquire 20,000 shares of Common Stock (the “Initial Option”) upon election to the Board. Each director who ceases to be an Affiliated Director (as defined in the 2005 Plan) and is not otherwise an employee of the Company or any of its subsidiaries or affiliates will be granted, on the date such director ceases to be an Affiliated Director but remains as a member of the Board of Directors, an Initial Option to acquire 20,000 shares of Common Stock under the plan. Each Initial Option will vest and become exercisable on a monthly basis as to 1/36th of the number of shares of Common Stock originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. Prior to September 23, 2009, the 2005 Plan also provided that on the date of each annual meeting of stockholders of the Company, each eligible Director who was both serving as Director immediately prior to and immediately following such annual meeting, and who had served on the Board for at least six months, would automatically be granted an option to purchase 2,400 shares of Common Stock (an “Annual Option”). Each Annual Option vests and becomes exercisable on a monthly basis as to 1/36th of the number of shares originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a Director on such monthly anniversary date. On September 23, 2009, the Board of Directors amended the 2005 Plan to eliminate the Annual Option. Stock options granted under the 2005 Plan have contractual terms of 10 years. Approximately 107,200 shares are available for future issuance as of July 31, 2010 under the 2005 Plan.

In December 2004, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2004 Plan pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock awards and other equity-based awards for the purchase of up to an aggregate of 1,500,000 shares of common stock of the Company (subject to adjustment in the event of stock splits and other similar events). The maximum number of shares with respect to which stock options may be

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted to any one participant under the 2004 Plan may not exceed 600,000 shares per calendar year. The maximum number of shares with respect to those awards other than stock options and stock appreciation rights may be granted under the 2004 Plan is 500,000 shares. Approximately 805,283 shares are available for future issuance as of July 31, 2010 under the 2004 Plan.

In March 2002, the Board of Directors adopted the 2002 Plan, pursuant to which 415,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 1,915,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards may be granted to the Company’s or its subsidiaries’ employees, other than those who are also officers or directors, as defined. Approximately 302,361 shares are available for future issuance as of July 31, 2010 under the 2002 Plan.

In October 2000, the Board of Directors adopted the 2000 Plan, pursuant to which 1,550,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). The stockholders of the Company approved the 2000 Plan in December 2000. Under the 2000 Plan, non-qualified stock options, incentive stock options or restricted stock awards may be granted to the Company’s or its subsidiaries’ employees, consultants, advisors or directors, as defined. Approximately 88,900 shares are available for future issuance as of July 31, 2010 under the 2000 Plan.

The Board of Directors administers all stock plans, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option and may delegate this authority to a committee of the Board or to certain officers of the Company in accordance with SEC regulations and applicable Delaware law.

Employee Stock Purchase Plan

On October 4, 1994, the Board of Directors of the Company adopted the 1995 Employee Stock Purchase Plan, as amended (the “Plan”). During fiscal year 2002, the Plan was amended to increase the aggregate number of shares that may be issued from the Plan to 300,000 shares. In December 2009, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Plan to increase the aggregate number of shares that may be issued from the plan to 600,000 shares. Approximately 279,185 shares are available for future issuance as of July 31, 2010. Under the Plan, employees who elect to participate in the Plan instruct the Company to withhold a specified amount through payroll deductions during each quarterly period. On the last business day of each applicable quarterly payment period, the amount withheld is used to purchase the Company’s common stock at a purchase price equal to 85% of the lower of the market price on the first or last business day of the quarterly period. During the fiscal years ended July 31, 2010, 2009, and 2008 the Company issued approximately 39,000, 35,000 and 11,300 shares, respectively, under the Plan.

Stock Option Valuation and Expense Information under ASC Topic 718

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the fiscal years ended July 31, 2010, 2009 and 2008:

	Years Ended July 31,
	2010	2009	2008
	(in thousands)
Cost of goods sold	$337	$392	$472
Selling, general and administrative	3,817	4,711	5,127

	$4,154	$5,103	$5,599

The Company estimates the fair value of stock option awards on the date of grant using a binomial-lattice model. The weighted-average grant date fair value of employee stock options granted during the fiscal years ended July 31, 2010, 2009 and 2008 was $3.73, $3.22 and $6.01, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Years Ended July 31,
	2010	2009	2008
	(in thousands)
Expected volatility	65.77%	56.64%	54.22%
Risk-free interest rate	1.88%	2.34%	3.56%
Expected term (in years)	4.08	4.08	4.09
Expected dividend yield	0.00%	0.00%	0.00%

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The volatility assumption for fiscal years 2010, 2009 and 2008 is based on the weighted average of the most recent volatility measures since the acquisition of Modus Media, Inc. on August 2, 2004.

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

As share-based compensation expense recognized in the accompanying consolidated statement of operations for the fiscal years ended July 31, 2010, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

Stock Options

The status of the plans for the fiscal year ended July 31, 2010 is as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Stock options outstanding, July 31, 2009	2,157	$14.42
Granted	392	7.88
Exercised	(15)	5.56
Forfeited or expired	(199)	23.44

Stock options outstanding, July 31, 2010	2,335	$12.70	3.60	$299

Stock options exercisable, July 31, 2010	1,535	$14.26	2.70	$171

As of July 31, 2010, unrecognized share-based compensation related to stock options was approximately $2.7 million. This cost is expected to be expensed over a weighted average period of 1.6 years. The aggregate intrinsic value of options exercised during the fiscal years ended July 31, 2010, 2009 and 2008 was approximately $0.1 million, $0.00 million and $0.20 million, respectively.

Nonvested Stock

Nonvested stock are shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Nonvested stock is expensed ratably over the term of the restriction period, ranging from one to five years. Nonvested stock compensation expense for the fiscal years ended July 31, 2010, 2009 and 2008 was approximately $1.5 million, $1.9 million and $2.0 million, respectively.

A summary of the status of our nonvested stock for the fiscal year ended July 31, 2010, is as follows:

	Number of shares	Weighted average grant date fair value
	(in thousands, except fair values)
Nonvested stock outstanding, July 31, 2009	293	$5.38
Granted	243	5.73
Vested	(137)	12.57
Forfeited	(42)	8.13

Nonvested stock outstanding, July 31, 2010	357	$6.33

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date. The total grant date fair value of nonvested stock that vested during the fiscal years ended July 31, 2010, 2009 and 2008 was approximately $1.9 million, $1.0 million and $1.9 million, respectively. As of July 31, 2010, there was approximately $1.9 million of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted-average period of 1.7 years.

(16)	SHARE REPURCHASE PROGRAMS

In June 2010, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over an eighteen month period, (the “June 2010 Repurchase Program”). The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under inside trading laws. The June 2010 Repurchase Program may be suspended or discontinued at any time. It is the Company’s intention to retire and return any repurchased shares to the Company’s authorized, but not issued or outstanding common stock. The June 2010 Repurchase Program will be funded using the Company’s working capital. As of July 31, 2010, the Company had repurchased an aggregate of approximately 0.3 million shares at a cost of approximately $2.0 million under the June 2010 Repurchase Program.

In June 2009, the Company’s Board of Directors authorized the repurchase of up to $15.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over twelve month period (the “June 2009 Repurchase Program”), which was completed during the quarter ended April 30, 2010. The timing and amount of the shares repurchased was determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases were also made under a Rule 10b5-1 plan, which permitted shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Company retired and returned the repurchased shares to the Company’s authorized, but not issued or outstanding common stock. The June 2009 Repurchase Program was funded using the Company’s working capital. The Company repurchased an aggregate of approximately 1.8 million shares at a cost of approximately $15.0 million under the June 2009 Repurchase Program.

In September 2007, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over the following 18 months (the “September 2007 Repurchase Program”). The repurchase program was funded using the Company’s working capital. During the quarter ended January 31, 2009, the Company discontinued the September 2007 Repurchase Program. Prior to the discontinuation of the September 2007 Repurchase Program, the Company repurchased an aggregate of 3.5 million shares of common stock at a cost of approximately $38.3 million, including 478,000 shares for approximately $3.0 million during the year ended July 31, 2009.

(17)	INCOME TAXES

	Years Ended July 31,
	2010	2009	2008
	(in thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(23,438)	$(127,309)	$(10,469)
Foreign	13,131	(55,438)	34,173

Total income from continuing operations before income taxes	$(10,307)	$(182,747)	$23,704

The components of income tax expense have been recorded in the Company’s financial statements as follows:

	Years Ended July 31,
	2010	2009	2008
	(in thousands)
Income tax expense from continuing operations	$5,162	$10,831	$10,425
Discontinued operations	—	—	—
Other comprehensive income	43	(529)	—
Goodwill, for initial recognition of acquired tax benefits that previously were included in valuation allowance	—	—	407

Total income tax expense	$5,205	$10,302	$10,832

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax expense from continuing operations consists of the following:

	July 31,
	2010	2009	2008
	(in thousands)
Current provision:
Federal	$(367)	$—	$—
State	185	—	—
Foreign	5,737	11,942	8,820

	$5,555	$11,942	$8,820

Deferred provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	(393)	(1,111)	1,605

	$(393)	$(1,111)	$1,605

Total tax provision	$5,162	$10,831	$10,425

Deferred income tax assets and liabilities have been classified on the accompanying consolidated balance sheets in accordance with the nature of the item giving rise to the temporary differences. The components of deferred tax assets and liabilities are as follows:

	July 31, 2010			July 31, 2009
	Current	Non-current	Total	Current	Non-current	Total
	(in thousands)
Deferred tax assets:
Accruals and reserves	$4,612	$14,905	$19,517	$2,300	$17,114	$19,414
Tax basis in excess of financial basis of investments in affiliates	—	13,966	13,966	—	14,921	14,921
Tax basis in excess of financial basis for intangible and fixed assets	—	4,774	4,774	—	796	796
Net operating loss and capital loss carryforwards	—	731,747	731,747	—	759,312	759,312

Total gross deferred tax assets	4,612	765,392	770,004	2,300	792,143	794,443
Less: valuation allowance	(3,416)	(731,095)	(734,511)	(1,529)	(740,869)	(742,398)

Net deferred tax assets	1,196	34,297	35,493	771	51,274	52,045

Deferred tax liabilities:
Accruals and reserves	(163)	(733)	(896)	(641)	(1,042)	(1,683)
Financial basis in excess of tax basis for intangible and fixed assets	—	(13,266)	(13,266)	—	(16,051)	(16,051)
Financial basis in excess of tax basis of investments in affiliates	—	(132)	(132)	—	(119)	(119)
Undistributed accumulated earnings of foreign subsidiaries	—	(19,499)	(19,499)	—	(32,830)	(32,830)

Total gross deferred tax liabilities	(163)	(33,630)	(33,793)	(641)	(50,042)	(50,683)

Net deferred tax asset (liability)	$1,033	$667	$1,700	$130	$1,232	$1,362

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2010 will be allocated as follows (in thousands):

Income tax benefit recognized in the consolidated statement of operations	$(719,050)
Additional paid in capital	(15,461)

$(734,511)

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net change in the total valuation allowance for the year ended July 31, 2010 was a decrease of approximately $7.9 million. This decrease is primarily due to the utilization of federal and state net operating losses and the expiration of federal and state capital loss carryforwards. A valuation allowance has been recorded against the gross deferred tax asset in the U.S and certain foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, it is more likely than not that certain assets will not be realized.

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

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.0 billion and $431.0 million, respectively, at July 31, 2010. The federal net operating losses will expire from fiscal year 2021 through 2029 and the state net operating losses will expire from fiscal year 2011 through 2019. The Company has a foreign net operating loss carryforward of approximately $52.0 million. In addition, the Company has capital loss carryforwards for federal and state tax purposes of approximately $22.0 million and $7.0 million, respectively. The federal and state capital losses will expire from fiscal year 2011 through 2013. The utilization of net operating losses and capital losses may be limited in the future if the Company experiences an ownership change as defined by Internal Revenue Code Section 382. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three-year period. The Company does not believe an ownership change occurred during fiscal year 2010.

The Company’s ModusLink subsidiary has undistributed earnings from its foreign subsidiaries of approximately $72.2 million at July 31, 2010, of which approximately $16.5 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. The amount of taxes attributable to the permanently reinvested undistributed earnings is not practicably determinable. The Company has recorded a deferred tax liability of $19.5 million on the remaining $55.7 million of undistributed earnings that are not considered to be permanently reinvested.

Income tax expense attributable to income from continuing operations differs from the expense computed by applying the U.S. federal income tax rate of 35% to income (loss) from continuing operations before income taxes as a result of the following:

	Years Ended July 31,
	2010	2009	2008
	(in thousands)
Computed “expected” income tax expense (benefit)	$(3,608)	$(63,961)	$8,297
Increase (decrease) in income tax expense resulting from:
Losses not benefited (utilized)	(4,544)	11,154	(7,843)
State income taxes, net of federal benefit	120	—	—
Foreign dividends	7,535	8,858	12,956
Foreign tax rate differential	(1,804)	(6,303)	(12,188)
Capitalized costs	194	306	350
Nondeductible goodwill impairment	5,460	57,639	4,900
Capital losses	—	—	700
Non-deductible compensation	—	—	528
Non-deductible expenses	210	447	928
Foreign withholding taxes	1,964	2,159	1,351
Other	(365)	532	446

Actual income tax expense	$5,162	$10,831	$10,425

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves when necessary. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued for exposures.

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. At July 31, 2010 and 2009, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $5.8 million and $6.2 million, respectively. Effective August 1, 2009, the Company adopted the provisions within ASC Topic 805, Business Combinations. As a result, to the extent the unrecognized tax benefits are recognized, the entire amount would impact income tax expense after the measurement period.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended July 31, 2007 through July 31, 2010. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2004 through 2010 tax years remain subject to examination in most locations while the Company’s 1999 through 2010 tax years remain subject to examination in most Asia locations.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Years ended July 31,
	2010	2009
	(in thousands)
Balance as of beginning of year	$6,243	$6,207
Additions for current year tax positions	320	423
Additions for prior year tax positions	—	78
Currency translation	101	(189)
Settlements paid to taxing authorities	(854)	(276)
Reductions of prior year tax positions	—	—

Balance as of end of year	$5,810	$6,243

In accordance with the Company’s accounting policy, interest related to income taxes is included in the provision of income taxes line of the Consolidated Statements of Operations. For the year ended July 31, 2010, the Company has not recognized any material interest expense related to uncertain tax positions. As of July 31, 2010 and 2009, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amount of $84,000 for both periods. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months.

(18)	DEFINED BENEFIT PENSION PLANS

The Company sponsors two defined benefit pension plans covering certain of its employees in its Netherlands facility and one defined benefit pension plan covering certain of its employees in its Taiwan facility. Pension costs are actuarially determined.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate change in benefit obligation and plan assets related to these plans was as follows:

	July 31,
	2010	2009
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$11,224	$12,606
Service cost	339	711
Interest cost	510	634
Actuarial (gain) loss	266	(1,784)
Employee contributions	385	532
Benefits and administrative expenses paid	(610)	(289)
Amendments	(82)	—
Currency translation	(591)	(1,186)

Benefit obligation at end of year	11,441	11,224

Change in plan assets
Fair value of plan assets at beginning of year	10,615	11,813
Actual return on plan assets	271	(562)
Employee contributions	385	532
Employer contributions	1,839	274
Benefits and administrative expenses paid	(155)	(289)
Currency translation	(690)	(1,153)

Fair value of plan assets at end of year	12,265	10,615

Funded status
Funded status at end of year	823	(608)
Unrecognized net actuarial loss	—	—

Net amount recognized in statement of financial position as a non-current asset (liability)	$823	$(608)

The accumulated benefit obligation was approximately $8.9 million and $8.7 million at July 31, 2010 and 2009, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	July 31,
	2010	2009
	(in thousands)
Projected benefit obligation	$1,991	$2,282
Accumulated benefit obligation	$1,171	$1,433
Fair value of plan assets	$875	$800

Information for pension plans with a projected benefit obligation in excess of plan assets was as follows:

	July 31,
	2010	2009
	(in thousands)
Projected benefit obligation	$1,991	$2,282
Fair value of plan assets	$875	$800

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic pension cost was as follows:

	Years Ended July 31,
	2010	2009	2008
	(in thousands)
Service cost	$339	$711	$1,076
Interest costs	510	634	584
Expected return on plan assets	(462)	(546)	(481)
Amortization of net actuarial loss	(144)	(135)	(29)

Net periodic pension costs	$243	$664	$1,150

The amount included in accumulated other comprehensive income expected to be recognized as a component of net periodic pension costs in fiscal 2011 is approximately $0.1 million related to amortization of a net actuarial gain and prior service cost.

Assumptions:

Weighted-average assumptions used to determine benefit obligations was as follows:

	July 31,
	2010	2009
Discount rate	5.50%	5.50%
Rate of compensation increase	2.00%	2.00%

Weighted-average assumptions used to determine net periodic pension cost was as follows:

	Years Ended July 31,
	2010	2009	2008
Discount rate	5.50%	6.25%	5.25%
Expected long-term rate of return on plan assets	4.25%	4.75%	4.50%
Rate of compensation increase	2.0%	2.5%	2.0%

Benefit payments:

The following table summarizes expected benefit payments from the plans through fiscal 2020. Actual benefit payments may differ from expected benefit payments. The minimum required contributions to the plan are expected to be approximately $0.7 million in fiscal 2011.

Pension Benefit Payments
(in thousands)
For the fiscal years ended July 31:
2011	$40
2012	$54
2013	$65
2014	$72
2015	$109
Next 5 years	$1,075

To develop the expected long-term rate of return on assets assumptions consideration is given to the current level of expected returns on risk free investments, the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for the future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

The defined benefit plans have 100% of their assets invested in bank-managed portfolios of debt securities and other assets. Conservation of capital with some conservative growth potential is the strategy for the plans.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Policy:

The Company’s pension plans are outside the United States, where asset allocation decisions are typically made by an independent board of trustees. Investment objectives are aligned to generate returns that will enable the plans to meet their future obligations. The Company acts in a consulting and governance role in reviewing investment strategy and providing a recommended list of investment managers for each plan, with final decisions on asset allocation and investment manager made by local trustees.

The current target allocations for plan assets are 100% for debt securities. The market value of plan assets using Level 2 inputs is approximately $12.3 million.

Basis for Expected Long-term Rate of Return on Plan Assets

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 4.25% assumption.

Valuation Technique

Benefit obligations are computed using the projected unit credit method. Benefits are attributed to service based on the plan’s benefit formula. Cumulative gains and losses in excess of 10% of the greater of the pension benefit obligation or market-related value of plan assets are amortized over the expected average remaining future service of the current active membership.

There was one change in the actuarial assumptions since the last actuarial valuation as of July 31, 2009. The Long-term rate of return on plan assets changed from 4.25% per year for fiscal year ended July 31, 2010 expense determination to 3.50% per year for fiscal 2011 expense determination.

(19)	COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	July 31,
	2010	2009	2008
	(in thousands)
Net unrealized holding gains (losses) on securities	$47	$(51)	$1,156
Cumulative foreign currency translation adjustment	12,008	11,919	16,118
Minimum pension liability adjustment	2,182	2,437	2,023

Accumulated other comprehensive income	$14,237	$14,305	$19,297

For the fiscal years ended July 31, 2010 and 2009, the Company recorded approximately $0.1 million and $0.1 million, respectively, in taxes related to comprehensive income.

(20)	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following:

	July 31,
	2010	2009	2008
	(in thousands)
Balance at beginning of year	$3,767	$2,358	$1,072
Acquisitions	—	—	206
Additions	141	1,699	1,509
Deductions	(2,989)	(290)	(429)

Balance at end of year	$919	$3,767	$2,358

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(21)	SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth selected quarterly financial information for the fiscal years ended July 31, 2010 and 2009. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Fiscal 2010 Quarter Ended				Fiscal 2009 Quarter Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	(in thousands except share data)
Net revenue	$246,678	$235,488	$213,697	$228,133	$291,412	$260,461	$231,469	$225,211
Cost of revenue	210,664	203,954	189,090	203,686	263,342	228,240	199,034	195,502

Gross profit	36,014	31,534	24,607	24,447	28,070	32,221	32,435	29,709
Total operating expenses	24,459	25,552	23,312	50,207	38,864	192,713	29,744	28,807

Operating income (loss)	11,555	5,982	1,295	(25,760)	(10,794)	(160,492)	2,691	902
Total other income (expense)	(1,161)	(1,213)	(1,445)	440	(3,893)	(4,902)	(1,382)	(4,878)
Income tax expense	1,881	2,174	942	165	4,033	3,455	3,188	154

Income (loss) from continuing operations	8,513	2,595	(1,092)	(25,485)	(18,720)	(168,849)	(1,879)	(4,130)
Discontinued operations, net of income taxes	45	(29)	(2,334)	—	85	74	(68)	36

Net income (loss)	$8,558	$2,566	$(3,426)	$(25,485)	$(18,635)	$(168,775)	$(1,947)	$(4,094)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.19	$0.06	$(0.03)	$(0.58)	$(0.41)	$(3.73)	$(0.04)	$(0.09)
Income (loss) from discontinued operations	$0.00	$0.00	$(0.05)	$0.00	$0.00	$0.00	$(0.00)	$0.00

Net income (loss)	$0.19	$0.06	$(0.08)	$(0.58)	$(0.41)	$(3.73)	$(0.04)	$(0.09)

ITEM 9.—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

During the fiscal year ended July 31, 2010, the Company acquired Tech for Less, LLC (“TFL”). Management has excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2010, TFL’s internal control over financial reporting associated with total assets of $23.3 million and total revenues of $23.7 million included in the consolidated financial statements of the Company as of and for the year ended July 31, 2010.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included below.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ModusLink Global Solutions, Inc.:

We have audited ModusLink Global Solutions, Inc.’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ModusLink Global Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ModusLink Global Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

ModusLink Global Solutions, Inc. acquired TFL, LLC during the year ended July 31, 2010, and management excluded from its assessment of the effectiveness of ModusLink Global Solutions, Inc.’s internal control over financial reporting as of July 31, 2010, TFL, LLC’s internal control over financial reporting associated with total assets of $23.3 million and total revenues of $23.7 million included in the consolidated financial statements of ModusLink Global Solutions, Inc. as of and for the year ended July 31, 2010. Our audit of internal control over financial reporting of ModusLink Global Solutions, Inc. also excluded an evaluation of the internal control over financial reporting of TFL, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ModusLink Global Solutions, Inc. as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2010, and our report dated October 14, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

October 14, 2010

ITEM 9B.—	OTHER INFORMATION

None

PART III

ITEM 10.—	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Proposal I—Election of Directors,” “Corporate Governance and Board Matters—Corporate Governance and Board and Committee Meetings,” “Additional Information—Management,” “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Information—Audit Committee Financial Expert.”

During the fourth quarter of fiscal year 2010, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

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

Equity Compensation Plan Information as of July 31, 2010

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2010:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,535,295	$13.28	1,280,587	(1)
Equity compensation plans not approved by security holders	799,303	$11.58	331,908

Total	2,334,598	$12.70	1,612,495

(1)	Includes 279,204 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

A description of the material features of our 2002 Non-Officer Employee Stock Incentive Plan, which was adopted without the approval of our security holders, is incorporated herein by reference to Note 15 of our accompanying consolidated financial statements included in Item 8 herein.

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

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: October 14, 2010	By:	/S/ JOSEPH C. LAWLER
Joseph C. Lawler
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature	Title

/S/ JOSEPH C. LAWLER Joseph C. Lawler	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/S/ STEVEN G. CRANE Steven G. Crane	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ FRANCIS J. JULES Francis J. Jules	Director

/S/ ANTHONY J. BAY Anthony J. Bay	Director

/S/ VIRGINIA G. BREEN Virginia G. Breen	Director

/S/ THOMAS H. JOHNSON Thomas H. Johnson	Director

/S/ EDWARD E. LUCENTE Edward E. Lucente	Director

/S/ MICHAEL J. MARDY Michael J. Mardy	Director

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, by and among the Registrant, Westwood Acquisition Corp. and Modus Media, Inc., dated as of March 23, 2004 is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 23, 2004 (File No. 000-23262).

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 26, 2008 (File No. 000-23262).

3.2	Second Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K dated September 26, 2008 (File No. 000-23262).

4.1	Specimen stock certificate representing the Registrant’s Common Stock is incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008 (File No. 000-23262).

4.2	Form of senior indenture is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-93005).

4.3	Form of subordinated indenture is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-93005).

10.1*	2000 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 17, 2000 (File No. 000-23262).

10.2*	Amendment No. 1 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.3*	Amendment No. 2 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.4*	Amended and Restated 1995 Employee Stock Purchase Plan, as amended by Amendment No. 1 and Amendment No. 2 thereto, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 16, 2001 (File No. 000-23262).

10.5*	Amendment No. 3 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.6*	Amendment No. 4 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.7*	Amendment No. 5 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed October 23, 2009 (File No. 000-23262).

10.8*	Amended and Restated 1999 Stock Option Plan For Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001 (File No. 000-23262).

10.9*	Amendment No. 1 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-23262).

10.10*	Amendment No. 2 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.11*	2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.12*	Amendment No. 1 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.13*	Amendment No. 2 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.14*		Amendment No. 3 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No.000-23262).

10.15*		Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.16*		Form of Incentive Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.17*		Form of Restricted Stock Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.18*		2005 Non-Employee Director Plan is incorporated herein by reference to Appendix V to the Registrant’s Definitive Schedule 14A filed November 7, 2005 (File No. 000-23262).

10.19*		Amendment No. 1 to 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.20*		Amendment No. 2 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan, is incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (File No. 000-23262).

10.21*		Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.22*		2004 Stock Incentive Plan is incorporated herein by reference to Appendix VI to the Registrant’s Definitive Schedule 14A filed November 2, 2004 (File No. 000-23262).

10.23*		Amendment No. 1 to 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.24*		Amendment No. 2 to 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.25	*	Form of Restricted Stock Unit Agreement for usage under the Registrant’s 2004 Stock Incentive Plan.

10.26*		1997 Stock Incentive Plan of Modus Media, Inc., and Amendment No. 1 thereto, is incorporated herein by reference to Exhibit 10.3 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.27*		Amendment No. 2 to 1997 Stock Incentive Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-117878).

10.28*		1997 Class A Replacement Option Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 10.22 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.29*		1997 Class B Replacement Option Plan of Modus Media, Inc. is incorporated herein by reference to Exhibit 10.23 to Modus Media International Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-92559).

10.30*		ModusLink Global Solutions, Inc. Amended and Restated Director Compensation Plan, dated as of October 2, 2006, is incorporated herein by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.31*		Amendment No. 1 to Amended and Restated Director Compensation Plan is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.32*		ModusLink Global Solutions, Inc. Amended and Restated Director Compensation Plan, dated as of September 23, 2009, is incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (File No. 000-23262).

10.33*		Employment Offer Letter from the Registrant to Joseph C. Lawler, dated August 23, 2004, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.34*		Executive Severance Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.35*		Amendment of Executive Severance Agreement, dated as of January 4, 2008, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 4, 2008 (File No. 000-23262).

10.36*	Second Amendment to Executive Severance Agreement, dated as of September 28, 2010, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 22, 2010 (File No. 000-23262).

10.37*	Relocation Expense Reimbursement Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.38*	Indemnification Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.39*	Restricted Stock Agreement, dated as of August 27, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.40*	Non-Statutory Stock Option Agreement, dated as of August 23, 2005, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 23, 2005 (File No. 000-23262).

10.41*	Restricted Stock Agreement, dated as of August 23, 2005, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated August 23, 2005 (File No. 000-23262).

10.42*	Executive Retention Agreement, dated as of August 28, 2002, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.43*	Amendment No. 1 to Executive Retention Agreement, dated July 26, 2007, between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.44*	Letter Agreement, dated June 18, 2007, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.45*	Termination/Amicable Settlement Agreement by and between ModusLink Tilburg B.V., ModusLink Global Solutions, Inc., ModusLink Corporation and ModusLink Corporation’s direct and indirect subsidiaries and Rudolph J. Westerbos, dated December 14, 2005, is incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 14, 2005 (File No. 000-23262).

10.46*	Severance Agreement and General Release, dated May 22, 2006, by and between ModusLink Corporation and W. Kendale Southerland is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 12, 2006 (File No. 000-23262).

10.47*	Employment Offer Letter from ModusLink Corporation to William R. McLennan, dated February 3, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 7, 2005 (File No. 000-23262).

10.48*	Restricted Stock Agreement, dated February 7, 2005, by and between the Registrant and William R. McLennan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 7, 2005 (File No. 000-23262).

10.49*	Expatriate Assignment Letter, dated as of February 16, 2005, by and between ModusLink Corporation and William R. McLennan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005 (File No. 000-23262).

10.50*	Letter Agreement, dated January 9, 2006, by and between ModusLink Corporation and William R. McLennan is incorporated hereby by reference to the Registrant’s Current Report on Form 8-K dated January 9, 2006 (File No. 000-23262).

10.51*	Letter Agreement, dated February 15, 2007, by and between ModusLink Corporation and William R. McLennan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 19, 2007 (File No. 000-23262).

10.52*	Letter Agreement, dated May 22, 2007, between ModusLink Corporation and William R. McLennan is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated May 22, 2007 (File No. 000-23262).

10.53*	Letter Agreement, dated June 5, 2008, between ModusLink Corporation and William R. McLennan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2008 (File No. 000-23262).

10.54*	Letter Agreement, dated April 17, 2006, by and between Mark J. Kelly and ModusLink Corporation, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 17, 2006 (File No. 000-23262).

10.55*	Letter Agreement, dated June 12, 2006, by and between the Registrant and David J. Riley is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 12, 2006 (File No. 000-23262).

10.56*	Letter Agreement, dated April 3, 2007, between the Registrant and David J. Riley is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated April 3, 2007 (File No. 000-23262).

10.57*	Employment Offer Letter from the Registrant to Steven G. Crane, dated March 15, 2007, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 3, 2007 (File No. 000-23262).

10.58*	Employment Offer Letter from the Registrant to Scott D. Smith, dated April 12, 2007, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007 (File No. 000-23262).

10.59*	Form of Executive Severance Agreement between the Registrant and Steven G. Crane and David J. Riley, dated July 26, 2007, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.60*	Form of Executive Severance Agreement between the Registrant, ModusLink Corporation and Scott D. Smith and Mark J. Kelly, dated July 26, 2007, and William R. McLennan, dated July 27, 2007, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.61*	Form of Director Indemnification Agreement (executed by the Registrant and each member of the Board of Directors) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.62*	Form of Indemnification Agreement (executed by the Registrant and each member of the Executive Officers (other than the Chief Executive Officer)) dated December 17, 2008 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-23262).

10.63	Second Amended and Restated Loan and Security Agreement, dated October 31, 2005, by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holdings Corp., as borrowers, and LaSalle Bank National Association and Citizens Bank of Massachusetts, as lenders, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009 (File No. 000-23262).

10.64	First Amendment to Second Amended and Restated Loan and Security Agreement, dated October 29, 2006, among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holding Corp., the lenders party thereto and LaSalle Bank National Association, as a lender and as Agent for the lenders is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007 (File No. 000-23262).

10.65	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated January 9, 2007, among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holding Corp., the lenders party thereto and LaSalle Bank National Association, as a lender and as Agent for the lenders is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007 (File No. 000-23262).

10.66	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated October 31, 2007, among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holdings Corp., the lenders party thereto and LaSalle Bank National Association, as a lender and as Agent for the lenders, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007 (File No. 000-23262).

10.67	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated October 30, 2008, among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holdings Corp., the lenders party thereto, Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and RBS Citizens, National Association (f/k/a Citizens Bank of Massachusetts) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 30, 2008 (File No. 000-23262).

10.68	Replacement Second Amended and Restated Revolving Credit Note dated October 31, 2008 issued to Bank of America, N.A. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 30, 2008 (File No. 000-23262).

10.69	Replacement Second Amended and Restated Revolving Credit Note dated October 31, 2008 issued to RBS Citizens, National Association is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 30, 2008 (File No. 000-23262).

10.70	Waiver Agreement dated as of December 9, 2008 by and among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holdings Corp., the lenders party thereto, Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and RBS Citizens, National Association (f/k/a Citizens Bank of Massachusetts) is incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.71	Amended and Restated Waiver Agreement dated as of January 30, 2009, by and among ModusLink Corporation, SalesLink LLC, SalesLink Mexico Holding Corp., the lenders party thereto, Bank of America, N.A. (as successor by merger to LaSalle Bank National Association), and RBS Citizens, National Association (f/k/a Citizens Bank of Massachusetts) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2009 (File No.000-23262).

10.72	Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of February 27, 2009, by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holding Corp., Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and RBS Citizens, National Association (f/k/a Citizens Bank of Massachusetts) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8

10.73	Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of February 27, 2009, by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holding Corp., Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and The PrivateBank and Trust Company (as successor by assignment to RBS Citizens, National Association (f/k/a Citizens Bank of Massachusetts)) is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2009 (File No. 000-23262).

10.74	Second Replacement Second Amended and Restated Revolving Credit Note dated February 27, 2009 issued by ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holding Corp. to Bank of America, N.A is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 27, 2009 (File No. 000-23262).

10.75	Second Replacement Second Amended and Restated Revolving Credit Note dated February 27, 2009 issued by ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holding Corp. to The PrivateBank and Trust Company is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 27, 2009 (File No. 000-23262).

10.76	Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated as of October 9, 2009, by and among ModusLink Corporation, SalesLink LLC and SalesLink Mexico Holding Corp., Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and The PrivateBank and Trust Company (as successor by assignment to RBS Citizens, National Association (f/k/a Citizens Bank of Massachusetts)) is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2009 (File No. 000-23262).

10.77	Amended and Restated Credit Agreement, dated as of February 1, 2010, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.78	Amended and Restated SecurityAgreement, dated as of February 1, 2010, by and among the Registrant and certain of its subsidiaries and Bank of America, N.A. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.79	Amended and Restated Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Bank of America, N.A. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.80	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Silicon Valley Bank is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.81	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.82	CMG@Ventures II, LLC Operating Agreement, dated as of February 26, 1998 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No.000-23262).

10.83	Limited Liability Company Agreement of CMG@Ventures III, LLC, dated August 7, 1998 is incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (File No. 000-23262).

10.84†	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated June 7, 2002 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.85	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated December 31, 2003 is incorporated herein by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.86	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated April 29, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2005 (File No. 000-23262).

10.87	Amendment to Limited Liability Company Agreement of CMG@Ventures III, LLC, dated April 28, 2006, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 28, 2006 (File No. 000-23262).

10.88	Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.89	First Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 16, 2001 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.90	Corrective Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.91	Second Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of October 5, 2001 is incorporated herein by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.92	Third Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of April 12, 2002 is incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.93	Fourth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 1, 2002 is incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.94	Fifth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of September 30, 2002 is incorporated herein by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.95	Sixth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of January 24, 2003, is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.96	Seventh Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of February 3, 2003, is incorporated herein by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.97	Eighth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 14, 2004, is incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.98	Ninth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 18, 2004, is incorporated herein by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.99	Amendment to Amended and Restated Limited Liability Company Agreement of CMGI@Ventures IV, LLC, dated as of December 29, 2008, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-23262).

10.100*	Confirmation of Fee Waiver dated as of December 31, 2003, by and among CMG@Ventures Capital Corp. and @Ventures Partners III, LLC is incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.101	Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC dated as of January 24, 2006, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.102	First Amendment to Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated as of September 7, 2006, is incorporated herein by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.103	Second Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated April 16, 2007, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007 (File No. 000-23262).

10.104*	Fiscal 2009 Executive Officer Bonus Targets is incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008 (File No. 000-23262).

10.105*	Fiscal 2010 Executive Officer Bonus Targets is incorporated herein by reference to Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (File No. 000-23262).

10.106*	Fiscal 2011 Executive Officer Bonus Targets.

10.107*	The Registrant’s FY2008 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2007 (File No. 000-23262).

10.108*	The Registrant’s FY2009 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.109*	The Registrant’s FY2010 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 16, 2009 (File No. 000-23262).

10.110*	Summary of the Registrant’s FY2008 Performance-Based Restricted Stock Bonus Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 28, 2007 (File No. 000-23262).

10.111*	Summary of the Registrant’s FY2009 Performance-Based Restricted Stock Bonus Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 24, 2008 (File No. 000-23262).

10.112*	Summary of the Registrant’s FY2010 Performance-Based Restricted Stock Bonus Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2009 (File No. 000-23262).

10.113*	Summary of the Registrant’s FY2011 Performance-Based Restricted Stock Bonus Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 22, 2010 (File No. 000-23262).

10.114	Lease Agreement, dated February 4, 2000, between Modus Media International, B.V. and ABN AMRO Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.115	Amendment to Lease Agreement and Waiver Letter, dated February 28, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. (formerly named ABN AMRO Onroerend Goed Lease en Financieringen B.V.) and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.116	Second Amendment to Lease Agreement and Waiver Letter, dated December 3, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.117	Waiver Letter, dated December 18, 2002, Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.118	Letter, dated June 26, 2003, regarding Extension of Second Amendment to Lease and Waiver Letter dated December 3, 2002, from Modus Media International, Inc. to BPF Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.100 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.119	Letter, dated October 6, 2003, regarding Extension of Second Amendment to Lease and Waiver Letter dated December 3, 2002, from Modus Media International, Inc. to BPF Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.120	Letter, dated October 31, 2003, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 23262).

10.121	Consulting Agreement, dated August 31, 2006, by and between the Registrant and David S. Wetherell is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2006 (File No. 000-23262).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
†	Confidential treatment requested with respect to certain portions.