Form 10-Q
period 2010-10-31
ModusLink Global Solutions Inc
filed 2010-12-10
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

As of December 3, 2010, there were 43,719,079 shares outstanding of the registrant’s Common Stock, $.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

(Unaudited)

	October 31, 2010	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$145,924	$161,364
Available-for-sale securities	233	270
Accounts receivable, trade, net of allowance for doubtful accounts of $994 and $919, at October 31, 2010 and July 31, 2010, respectively	186,479	159,768
Inventories, net	80,007	74,096
Prepaid expenses and other current assets	13,488	14,226

Total current assets	426,131	409,724

Property and equipment, net	52,210	52,906
Investments in affiliates	13,103	13,016
Goodwill	16,207	16,207
Other intangible assets, net	22,495	24,173
Other assets	10,022	9,760

Total assets	$540,168	$525,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$26	$40
Accounts payable	144,930	132,098
Current portion of accrued restructuring	3,026	2,632
Accrued income taxes	242	48
Accrued expenses	45,971	45,729
Other current liabilities	6,048	4,773
Current liabilities of discontinued operations	1,792	1,791

Total current liabilities	202,035	187,111

Long-term portion of accrued restructuring	665	1,000
Obligations under capital leases, less current installments	23	29
Other long-term liabilities	16,485	15,656
Non-current liabilities of discontinued operations	2,929	3,289
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at October 31, 2010 and July 31, 2010	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 43,723,322 issued and outstanding shares at October 31, 2010; 44,039,938 issued and 43,729,338 outstanding shares at July 31, 2010	437	440
Additional paid-in capital	7,424,402	7,427,031
Treasury stock, at cost 310,600 shares at July 31, 2010	—	(1,992)
Accumulated deficit	(7,127,685)	(7,121,015)
Accumulated other comprehensive income	20,877	14,237

Total stockholders’ equity	318,031	318,701

Total liabilities and stockholders’ equity	$540,168	$525,786

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,
	2010	2009
Net revenue	$236,379	$246,678
Cost of revenue	214,025	210,664

Gross profit	22,354	36,014
Operating expenses:
Selling, general and administrative	22,551	22,958
Amortization of intangible assets	1,679	1,372
Restructuring and other, net	789	129

Total operating expenses	25,019	24,459

Operating income (loss)	(2,665)	11,555

Other income (expense):
Interest income	42	121
Interest expense	(122)	(127)
Other losses, net	(1,925)	(291)
Equity in losses of affiliates and impairments	(646)	(864)

Total other income (expense)	(2,651)	(1,161)

Income (loss) from continuing operations before income taxes	(5,316)	10,394
Income tax expense	1,309	1,881

Income (loss) from continuing operations	(6,625)	8,513
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(45)	45

Net income (loss)	$(6,670)	$8,558

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.15)	$0.19
Income (loss) from discontinued operations	$—	$—

Net income (loss)	$(0.15)	$0.19

Shares used in computing basic earnings per share:	43,309	44,806

Shares used in computing diluted earnings per share:	43,309	44,921

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended October 31,
	2010	2009
Cash flows from operating activities of continuing operations:
Net income (loss)	$(6,670)	$8,558
Income (loss) from discontinued operations	(45)	45

Income (loss) from continuing operations	(6,625)	8,513
Adjustments to reconcile income (loss) from continuing operations to net cash used in continuing operations:
Depreciation	3,997	4,225
Amortization of intangible assets	1,679	1,372
Share-based compensation	903	1,072
Non-operating losses, net	1,925	291
Equity in losses of affiliates and impairments	646	864
Changes in operating assets and liabilities:
Trade accounts receivable, net	(21,486)	(19,858)
Inventories	(3,676)	(6,830)
Prepaid expenses and other current assets	(146)	2,746
Accounts payable, accrued restructuring and accrued expenses	6,370	9,383
Refundable and accrued income taxes, net	1,726	(702)
Other assets and liabilities	(905)	(2,407)

Net cash used in operating activities of continuing operations	(15,592)	(1,331)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(1,919)	(1,470)
Redemption of short-term investments	—	10,000
Investments in affiliates	(732)	(1,102)

Net cash provided by (used in) investing activities of continuing operations	(2,651)	7,428

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(15)	(213)
Proceeds from issuance of common stock	65	91
Repurchase of common stock	(1,601)	(2,713)

Net cash used in financing activities of continuing operations	(1,551)	(2,835)

Cash flows from discontinued operations:
Operating cash flows	(406)	(384)

Net cash used in discontinued operations	(406)	(384)

Net effect of exchange rate changes on cash and cash equivalents	4,760	2,757

Net increase (decrease) in cash and cash equivalents	(15,440)	5,635
Cash and cash equivalents at beginning of period	161,364	168,767

Cash and cash equivalents at end of period	$145,924	$174,402

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) NATURE OF OPERATIONS

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”), ModusLink PTS, Inc. (“ModusLink PTS”), and Tech for Less, LLC (“TFL”)), is a leader in global supply chain business process management serving technology-based clients in the computing, software, consumer electronics, storage and communications markets. The Company designs and executes critical elements in our clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of innovative service solutions, integrated operations, proven business processes, an expansive global footprint and world-class technology.

The Company had fiscal 2010 revenue of approximately $924.0 million. As of October 31, 2010, the Company has an integrated network of strategically located facilities in various countries, including numerous sites throughout North America, Europe and Asia. The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986. ModusLink Global Solutions’ address is 1100 Winter Street, Suite 4600, Waltham, Massachusetts 02451.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2010, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2010. The results for the three months ended October 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the fiscal quarter ended October 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition Topic 605: “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses the unit of accounting for multiple-element arrangements. In addition, ASU 2009-13 revises the method by which consideration is allocated among the units of accounting. The overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, including vendor-specific objective evidence, other third party evidence of the selling price, or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement. ASU 2009-13 became effective for the Company on August 1, 2010. The adoption of ASU 2009-13 does not have a material impact on the Company’s results of operations or financial position.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS

The Company conducts its annual goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that would indicate that the fair value of any of its reporting units is below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and marketplace data. For goodwill testing purposes the Company has six reporting units, the Supply Chain Americas, Supply Chain Asia, Supply Chain Europe, e-Business, ModusLink PTS and TFL.

The Company’s goodwill of $16.2 million as of October 31, 2010 relates to the Company’s e-Business, ModusLink PTS and TFL reporting units.

There have been no changes in the carrying amount of goodwill for the three months ended October 31, 2010. The carrying amount of goodwill allocated to the Company’s reportable segments is as follows:

	Americas	Asia	Europe	All Other	Consolidated Total
	(in thousands)
Balance as of October 31, 2010
Goodwill	$94,477	$73,948	$30,108	$22,156	$220,689
Accumulated impairment charges	(87,427)	(73,948)	(30,108)	(12,999)	(204,482)

	$7,050	$—	$—	$9,157	$16,207

(5) SHARE-BASED PAYMENTS

Stock options for the purchase of approximately 0.2 million shares of the Company’s common stock were awarded to executives during the three months ended October 31, 2010 at a weighted average exercise price of $6.37 per share. The weighted average option fair value was $2.94 per share. The weighted average option fair value was calculated using the binominal-lattice model with the following weighted average assumptions: expected volatility of 62.8%, risk-free rate of 1.03% and expected life of 4.27 years.

Additionally, approximately 0.2 million nonvested shares were awarded to executives during the three months ended October 31, 2010 at a weighted average fair value of $6.70 per share. The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the three months ended October 31, 2010 and 2009, which was allocated as follows:

	Three Months Ended October 31,
	2010	2009
	(in thousands)
Cost of goods sold	$99	$91
Selling, general and administrative	804	981

	$903	$1,072

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(6) OTHER LOSSES, NET

The following table reflects the components of “Other losses, net”:

	Three Months Ended October 31,
	2010	2009
	(in thousands)
Foreign currency exchange losses	$(1,687)	$(271)
Gain (loss) on disposal of assets	42	(16)
Other, net	(280)	(4)

	$(1,925)	$(291)

The Company recorded foreign exchange losses of approximately $1.7 million during the three months ended October 31, 2010. These net losses related primarily to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $1.4 million and $1.9 million in Asia and Europe, respectively, offset by unrealized gains of approximately $1.4 million and $0.2 million in the Americas and e-Business.

The Company recorded foreign exchange losses of approximately $0.3 million during the three months ended October 31, 2009. These net losses related primarily to realized and unrealized gains and losses from foreign currency exposures and settled transactions of approximately $0.5 million and $1.7 million in the Americas and Asia, respectively, partially offset by realized and unrealized gains of approximately $1.9 million in Europe.

(7) RESTRUCTURING AND OTHER CHARGES

The following table summarizes the activity in the restructuring accrual for the three months ended October 31, 2010:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2010	$181	$3,451	$—	$3,632

Restructuring charges	816	—	—	816
Restructuring adjustments	—	(27)	—	(27)
Cash paid	(244)	(486)	—	(730)

Accrued restructuring balance at October 31, 2010	$753	$2,938	$—	$3,691

It is expected that the payments of employee-related charges will be substantially completed by April 30, 2011. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the current and previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by March 2014.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The net restructuring charges for the three months ended October 31, 2010 and 2009 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended October 31,
	2010	2009
	(in thousands)
Cost of revenue	$647	$133
Selling, general and administrative	142	(4)

	$789	$129

During the three months ended October 31, 2010, the Company recorded a net restructuring charge of approximately $0.8 million. The $0.8 million charge recorded during the three months ended October 31, 2010, consisted of approximately $0.8 million related to the workforce reduction of 44 employees in the Americas and Asia, which was partially offset by $27 thousand due to changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

During the three months ended October 31, 2009, the Company recorded a net restructuring charge of approximately $0.1 million due to changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

The following table summarizes the restructuring accrual by reportable segment and the Corporate-level activity for the three months ended October 31, 2010:

	Americas	Asia	Europe	All Other	Corporate-level Activity	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2010	$3,148	$—	$484	$—	$—	$3,632

Restructuring charges	457	350	—	—	9	816
Restructuring adjustments	(27)	—	—	—	—	(27)
Cash paid	(637)	(222)	138	—	(9)	(730)
Non-cash adjustments	—	—	—	—	—	—

Accrued restructuring balance at October 31, 2010	$2,941	$128	$622	$—	$—	$3,691

(8) SEGMENT INFORMATION

Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance; the Company has three reportable segments, Americas, Asia, and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its three reportable segments, the Company reports an All other category. The All other category represents activity of the Company’s e-Business and TFL operating segments. As of July 31, 2010, the Company’s e-Business solutions operated within each of the Americas, Asia and Europe reportable segments. ModusLink PTS was aggregated within the Americas reportable segment and ModusLink OCS and TFL were their own reportable

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

segments as of July 31, 2010. On August 1, 2010 the Company merged ModusLink OCS with its e-Business solutions operations and the Company’s reporting structure and reportable segments changed. All prior year segment information has been restated to reflect this change. The Company also has Corporate-level activity consisting primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s reportable segments and administration costs related to the Company’s venture capital investing. The Corporate-level activity balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating segments.

Management evaluates segment performance based on segment net revenue, operating income (loss) and “adjusted operating income (loss)”, which is defined as the operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets and share-based compensation. These items are excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses adjusted operating income (loss) to assist in evaluating the performance of the Company’s core operations.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended October 31,
	2010	2009
	(in thousands)
Net revenue:
Americas	$80,823	$79,752
Asia	57,498	74,245
Europe	77,698	80,217
All other	20,360	12,464

	$236,379	$246,678

Operating income (loss):
Americas	$(3,542)	$(1,216)
Asia	4,828	15,361
Europe	588	253
All other	(75)	860

Total Segment operating income (loss)	1,799	15,258
Corporate-level activity	(4,464)	(3,703)

Total Operating income (loss)	$(2,665)	$11,555

Adjusted operating income (loss):
Americas	$(1,051)	$1,101
Asia	6,840	17,146
Europe	2,067	1,857
All other	712	1,357

Total Segment Adjusted operating income (loss)	8,568	21,461
Corporate-level activity	(3,865)	(3,108)

Total Adjusted operating income (loss)	$4,703	$18,353

Adjusted operating income (loss)	$4,703	$18,353
Adjustments:
Depreciation	(3,997)	(4,225)
Amortization of intangible assets	(1,679)	(1,372)
Share-based compensation	(903)	(1,072)
Restructuring and other, net	(789)	(129)

Operating income (loss)	(2,665)	11,555

Other expense, net	(2,651)	(1,161)
Income tax expense	(1,309)	(1,881)
Income (loss) from discontinued operations	(45)	45

Net income (loss)	$(6,670)	$8,558

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	October 31, 2010	July 31, 2010
	(in thousands)
Total assets of continuing operations:
Americas	$163,334	$186,488
Asia	125,001	113,820
Europe	152,485	135,135
All other	60,878	50,996

Sub-total	501,698	486,439
Corporate-level activity	38,470	39,347

	$540,168	$525,786

As of October 31, 2010, approximately 71%, 13% and 16% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2010, approximately 72%, 13% and 15%, of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of October 31, 2010, approximately, $10.6 million, $7.3 million, $5.7 million, $3.7 and $3.6 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands, Czech Republic and China, respectively. As of July 31, 2010, approximately, $10.1 million, $6.8 million, $5.6 million, $3.6 million and $3.6 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands, Czech Republic and China, respectively.

The Company generated revenue of approximately $34.4 million and $32.9 million in China and the Netherlands, respectively, from external customers during the three months ended October 31, 2010. The Company generated revenue of approximately $51.1 million and $38.5 million in China and the Netherlands, respectively, from external customers during the three months ended October 31, 2009.

(9) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.” Under ASC Topic 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Certain of the Company’s restricted stock are considered participating securities because they contain non-forfeitable rights to dividend equivalents.

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per share for the three months ended October 31, 2010 and 2009.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended October 31,
	2010	2009
	(in thousands)
BASIC
Net income (loss)	$(6,670)	$8,558
Less net income allocable to participating restricted stock	—	(57)

Net income (loss) available for basic common shares	$(6,670)	$8,501

Weighted average common shares outstanding	43,309	44,806

Basic net income (loss) per common share	$(0.15)	$0.19

DILUTED
Net income (loss)	$(6,670)	$8,558
Less net income allocable to participating restricted stock	—	(57)

Net income (loss) available for diluted common shares	$(6,670)	$8,501

Weighted average common shares outstanding	43,309	44,806
Weighted average common equivalent shares arising from:
dilutive stock options	—	116

Weighted-average number of common and potential common shares	43,309	44,921

Diluted net income (loss) per common share	$(0.15)	$0.19

For the three months ended October 31, 2010 and 2009, approximately 2.3 million and 1.8 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(10) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, were as follows:

	Three Months Ended October 31,
	2010	2009
	(in thousands)
Net income (loss)	$(6,670)	$8,558

Net unrealized holding loss on securities	(39)	(249)
Foreign currency translation adjustment	6,679	2,551
Minimum pension liability adjustment	—	—

Comprehensive income (loss)	$(30)	$10,860

The components of accumulated other comprehensive income were as follows:

	October 31, 2010	July 31, 2010
	(in thousands)
Net unrealized holding losses on securities	$8	$47
Cumulative foreign currency translation adjustment	18,687	12,008
Minimum pension liability adjustment	2,182	2,182

Accumulated other comprehensive income	$20,877	$14,237

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(11) INVENTORIES

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

Inventories consisted of the following:

	October 31, 2010	July 31, 2010
	(in thousands)
Raw materials	$53,563	$49,591
Work-in-process	2,558	2,006
Finished goods	23,886	22,499

	$80,007	$74,096

(12) CONTINGENCIES

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

(13) SHARE REPURCHASE PROGRAMS

In June 2010, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over an eighteen month period, (the “June 2010 Repurchase Program”). The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under inside trading laws. The June 2010 Repurchase Program may be suspended or discontinued at any time. It is the Company’s intention to retire and return any repurchased shares to the Company’s authorized, but not issued or outstanding common stock. The June 2010 Repurchase Program will be funded using the Company’s working capital. As of October 31, 2010, the Company had repurchased an aggregate of approximately 0.5 million shares at a cost of approximately $3.4 million under the June 2010 Repurchase Program.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(14) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. As of October 31, 2010 and July 31, 2010, the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $5.8 million for both periods.

In accordance with the Company’s accounting policy, interest related to income taxes is included in the provision of income taxes line of the Consolidated Statement of Operations. For the periods ended October 31, 2010 and July 31, 2010, the Company has not recognized any material interest expense related to uncertain tax positions. As of October 31, 2010 and July 31, 2010, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amount of $95,500 and $84,000, respectively. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months. For the three months ended October 31, 2010, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using enacted rates in those jurisdictions.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2007 through July 31, 2010. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2004 through 2010 tax years remain subject to examination in most locations, while the Company’s 1999 through 2010 tax years remain subject to examination in most Asia locations.

(15) @VENTURES INVESTMENTS

The Company maintains interests in several privately held companies primarily through its interests in two venture capital funds which invest as “@Ventures.” The Company invests in early stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. During the three months ended October 31, 2010, approximately $0.7 million was invested by @Ventures in two privately held companies. At October 31, 2010, the Company’s carrying value of investments in privately held companies was approximately $13.1 million. During the three months ended October 31, 2010 the Company recorded a $0.4 million impairment charge related to a certain investment in the @Ventures portfolio of companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statement of Operations.

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

Overview

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”), ModusLink PTS, Inc. (“ModusLink PTS”) and Tech for Less, LLC (“TFL”)), is a leader in global supply chain business process management serving technology-based clients in such markets as computing, software, consumer electronics, storage and communications. The Company designs and executes critical elements in our clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of industry expertise, innovative service solutions, integrated operations, proven business processes, expansive global footprint and world class technology.

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “adjusted operating income (loss),” which is defined as operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets, share-based compensation and other charges not related to our baseline operating results. See Note 8 of the notes to the condensed consolidated financial statements included in Item 1 above for segment information, including a reconciliation of adjusted operating income (loss) to net income (loss).

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

Our focus during fiscal 2011 remains consistent with the continued execution against our long-term strategic plan, and implementation of the following initiatives which are designed to achieve our long-term goals:

Drive sales growth through a combination of existing client penetration, and targeting new markets. Historically, a significant portion of our revenues from our supply chain business have been generated from clients in the computing and software markets. These markets are mature and, as a result, gross margins in these markets tend to be low. To address this, in addition to the computing and software markets, we have expanded our sales focus to include three markets, which we believe can benefit from our supply chain expertise. We believe these markets, communications, storage devices and consumer electronics, are experiencing faster growth than our historical markets, and represent opportunities to realize higher gross margins on our services. Companies in these markets often are early in their product life cycles and have significant need for a supply chain partner who will be an extension to their business models.

Increase the value delivered to clients through service expansion. During fiscal year 2011, we have continued to focus on and invest in expanding and further developing our e-commerce, aftermarket and certain other offerings, which we believe will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect these solutions will continue to enhance our gross margins and drive greater profitability. Furthermore, we believe that the addition of new services to existing clients will strengthen our relationship with these clients, and further integrate us with their business.

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

For the three months ended October 31, 2010, the Company reported net revenue of $236.4 million, an operating loss of $2.7 million, a loss from continuing operations before income taxes of $5.3 million, a net loss of $6.7 million and a gross margin percentage of 9.5%. Net loss for the three months ended October 31, 2010 reflects a non-recurring $4.0 million price concession and an impairment charge of $0.4 million recorded on a certain investment included in the @Ventures investment portfolio. We currently conduct business in The Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia and Mexico in addition to our United States operations. At October 31, 2010, we had cash and cash equivalents and available-for-sale securities of $146.2 million, and working capital of $224.1 million.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and the continued economic decline affecting the world economy. In addition, the drop in consumer demand for our clients’ products has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The market for our supply chain management services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their gross margins and profitability. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. As a result of these competitive and client pressures the gross margins in our business are low. During the three months ended October 31, 2010, our gross margin percentage was 9.5%. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally react to margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three months ended October 31, 2010, sales to Hewlett-Packard accounted for approximately 27% of our consolidated net revenue. For the three months ended October 31, 2009, sales to Hewlett-Packard accounted for approximately 28% of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

Basis of Presentation

The Company has six operating segments: Americas; Asia; Europe; e-Business; ModusLink PTS and TFL. The Company has three reportable segments, Americas, Asia and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its three reportable segments, the Company reports an All other category. The All other category represents the e-Business and TFL operating segments. As of July 31, 2010, the Company’s e-Business solutions operated within each of the Americas, Asia and Europe reportable segments. ModusLink PTS was aggregated within the Americas reportable segment and ModusLink OCS and TFL were their own reportable segments as of July 31, 2010. On August 1, 2010 the Company merged ModusLink OCS with its e-Business solutions operations and the Company’s reporting structure and reportable segments changed. All prior year segment information has been restated to reflect this change. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s subsidiary companies and administration costs related to the Company’s venture capital activities.

All significant intercompany transactions and balances have been eliminated in consolidation.

Results of Operations

Three months ended October 31, 2010 compared to the three months ended October 31, 2009

Net Revenue:

	Three Months Ended October 31, 2010	As a % of Total Net Revenue	Three Months Ended October 31, 2009	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$80,823	34.2%	$79,752	32.3%	$1,071	1.3%
Asia	57,498	24.3%	74,245	30.1%	(16,747)	(22.6)%
Europe	77,698	32.9%	80,217	32.5%	(2,519)	(3.1)%
All other	20,360	8.6%	12,464	5.1%	7,896	63.4%

Total	$236,379	100.0%	$246,678	100.0%	$(10,299)	(4.2)%

Net revenue decreased by approximately $10.3 million during the three months ended October 31, 2010, as compared to the same period in the prior year. The $10.3 million decrease in net revenue was due to a decline in volumes from certain client programs, a non-recurring $4.0 million price concession for a certain client program which was recorded as a reduction of revenue and an approximate $4.0 million unfavorable impact from foreign currency translation. These decreases were partially offset by an increase in new business revenue and approximately $9.7 million of incremental revenue from TFL, which was acquired in the second quarter of fiscal year 2010. Approximately $142.8 million of the net revenue for the three months ended October 31, 2010 related to the procurement and re-sale of materials on behalf of our clients as compared to $140.0 million for the three months ended October 31, 2009.

During the three months ended October 31, 2010, net revenue in the Americas region increased by approximately $1.1 million. This increase resulted primarily from increases in client order volumes, partially offset by declines in certain client programs. Within the Asia region, the net revenue decrease of approximately $16.7 million resulted from a decrease in client order volumes and price concessions which was partially offset by an approximate $1.0 million favorable impact from foreign currency translation. Within the Europe region, net revenue decreased by approximately $2.5 million primarily due to declines in client order volumes and an approximate $5.0 million negative impact from foreign currency translation, which were partially offset by new business.

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

Cost of Revenue:

	Three Months Ended October 31, 2010	As a % of Segment Net Revenue	Three Months Ended October 31, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$78,917	97.6%	$75,005	94.0%	$3,912	5.2%
Asia	46,108	80.2%	52,605	70.9%	(6,497)	(12.4)%
Europe	71,249	91.7%	73,582	91.7%	(2,333)	(3.2)%
All other	17,751	87.2%	9,472	76.0%	8,279	87.4%

Total	$214,025	90.5%	$210,664	85.4%	$3,361	1.6%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue increased by approximately $3.4 million for the three months ended October 31, 2010, as compared to the three months ended October 31, 2009. Gross margins for the first quarter of fiscal 2011 were 9.5% as compared to 14.6% in the prior year quarter. This decrease is attributable to a non-recurring $4.0 million price concession, a change in geographical mix and a change in customer mix and product mix associated with the levels of procurement and re-sale of materials on behalf of our clients.

For the three months ended October 31, 2010, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 2.4%, 19.8% and 8.3%, as compared to 6.0%, 29.1% and 8.3%, respectively, for the same period of the prior year. The 360 basis-point decrease in gross margin within the

Americas region is attributed to a change in product mix. Within the Asia region, the 930 basis-point decrease in gross margin is primarily attributed to the non-recurring $4.0 million price concession and a decline in client volumes. Within the Europe region, gross margin was consistent with the prior year. The decrease in cost of revenue in the Europe region was primarily due to a positive impact of foreign currency translation.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures.

Selling, General and Administrative Expenses:

	Three Months Ended October 31, 2010	As a % of Segment Net Revenue	Three Months Ended October 31, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$4,258	5.3%	$5,078	6.4%	$(820)	(16.1)%
Asia	5,841	10.2%	5,910	8.0%	(69)	(1.2)%
Europe	5,858	7.5%	6,382	8.0%	(524)	(8.2)%
All other	2,130	10.5%	1,884	15.1%	246	13.1%

Sub-total	18,087	7.7%	19,254	7.8%	(1,167)	(6.1)%
Corporate-level activity	4,464	—	3,704	—	760	20.5%

Total	$22,551	9.5%	$22,958	9.3%	$(407)	(1.8)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended October 31, 2010 decreased by approximately $0.4 million compared to the three month period ended October 31, 2009, primarily as a result of a $0.6 million decline in software development costs, a $0.5 million decline in employee-related costs, a $0.4 million decline in franchise taxes, a $0.3 million decline in travel expenses and a $0.4 million decline in other expenses. These decreases were partially offset by a $0.6 million increase in professional fees and the inclusion of $1.3 million of incremental selling, general and administrative expenses for TFL, which was acquired during the second quarter of fiscal year 2010.

Amortization of Intangible Assets:

	Three Months Ended October 31, 2009	As a % of Segment Net Revenue	Three Months Ended October 31, 2008	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$756	0.9%	$756	0.9%	$—	—
Asia	369	0.6%	369	0.5%	—	—
Europe	—	—	—	—	—	—
All other	554	2.7%	247	2.0%	307	124.3%

Total	$1,679	0.7%	$1,372	0.6%	$307	22.4%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., ModusLink OCS, ModusLink PTS and TFL. The $0.3 million increase in amortization expense is due to the acquisition of TFL during the fiscal year ended July 31, 2010. These intangible assets are being amortized over lives ranging from 1 to 10 years.

Restructuring and Other, net:

	Three Months Ended October 31, 2010	As a % of Segment Net Revenue	Three Months Ended October 31, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$430	0.5%	$129	0.2%	$301	233.3%
Asia	350	0.6%	—	—	350	100.0%
Europe	—	—	—	—	—	—
All other	—	—	—	—	—	—

Sub-Total	780	0.3%	129	0.1%	$651	504.7%
Corporate-level activity	9	—	—	—	9	—

	$789	0.3%	$129	0.1%	$660	511.6%

During the three months ended October 31, 2010, the Company recorded a net restructuring charge of approximately $0.8 million. The $0.8 million charge recorded during the three months ended October 31, 2010, consisted of approximately $0.8 million related to the workforce reduction of 44 employees in the Americas and Asia, which was partially offset by $27 thousand due to changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

During the three months ended October 31, 2009, the Company recorded a net restructuring charge of approximately $0.1 million due to changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

Interest Income/Expense:

During the three months ended October 31, 2010, interest income decreased to $42 thousand from $0.1 million for the three months ended October 31, 2009. The decrease in interest income was the result of lower average interest rates during the current period compared to the same period in the prior fiscal year.

For the three months ended October 31, 2010 and 2009, interest expense totaled approximately $0.1 million for both periods. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Losses, net:

Other losses, net were approximately $1.9 million and $0.3 million for the three months ended October 31, 2010 and 2009, respectively. The Company recorded foreign currency transaction losses of approximately $1.7 million and $0.3 million for the three months ended October 31, 2010 and 2009, respectively, due to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe.

Equity in Losses of Affiliates, net of Impairments:

Equity in losses of affiliates, net of impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates was $0.6 million and $0.9 million for the three months ended October 31, 2010 and 2009, respectively. The Company recorded their proportionate share of the affiliates’ losses of $0.2 million and $0.6 million for the three months ended October 31, 2010 and 2009, respectively. During the three months ended October 31, 2010 and 2009, the Company also recorded impairment charges of $0.4 million and $0.3 million, respectively, on certain investments included in the @Ventures portfolio of companies.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary. Based on the Company’s evaluation, it recorded a $0.4 million impairment charge for the three months ended October 31, 2010 related to its investment in a privately held company. This impairment charge is included in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statement of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $13.1 million of investments in affiliates at October 31, 2010 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.3 million to $2.6 million.

Income Tax Expense:

During the three months ended October 31, 2010, the Company recorded income tax expense of approximately $1.3 million, as compared to income tax expense of $1.9 million for same period in the prior fiscal year. For the three months ended October 31, 2010, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. For the three months ended October 31, 2010 and 2009, the Company’s U.S. taxable income, and the taxable income for certain foreign locations, was offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the three months ended October 31, 2010, the Company recorded a net loss from discontinued operations of approximately $45 thousand, as compared to net income of $45 thousand for same period in the prior fiscal year. The net loss from discontinued operations primarily relates to changes to previously recorded estimates for facility lease obligations due to changes in the underlying sublease assumptions.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, returns generated by our venture capital investments and borrowings from lending institutions. As of October 31, 2010, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $145.9 million. In addition, on February 1, 2010 the Company and certain of its domestic subsidiaries entered into an Amended and Restated Credit Agreement and a Security Agreement (the “Credit Facility”) with a bank syndicate. The Credit Facility provides a senior secured revolving credit facility up to an initial aggregate principal amount of $40.0 million and is secured by substantially all of the domestic assets of the Company. The Credit Facility permits the Company to increase the aggregate principal amount by an additional $20.0 million upon certain conditions being met. The Credit Facility terminates on

February 1, 2013. Interest on the Credit Facility is based on the type of borrowing, at the base rate or the Eurodollar rate plus an applicable rate that varies from 1.25% for the base rate and 2.25% to 2.75% for the Eurodollar rate depending on the Company’s consolidated leverage ratio. The Credit Facility includes certain restrictive financial covenants, which include a maximum consolidated leverage ratio, a minimum consolidated core cash flow leverage ratio and minimum global cash and restrictions that limit the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders. The Credit Facility amended and restated the Second Amended and Restated Loan and Security Agreement, (the “Loan Agreement”) dated October 31, 2005, as amended by and among ModusLink Corporation, SalesLink, LLC and SalesLink Mexico Holdings Corp., each a direct or indirect wholly owned subsidiary of the Company, with a bank syndicate, which expired January 31, 2010. On October 31, 2010, the Company did not have any debt outstanding and had letters of credit for $0.1 million outstanding under the Credit Facility.

In addition, the Company maintains a credit facility of approximately $0.9 million with a Taiwanese bank. No amounts were outstanding under this facility at October 31, 2010. The Company’s working capital at October 31, 2010 was approximately $224.3 million.

Cash used in operating activities of continuing operations represents income (loss) from continuing operations as adjusted for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities of continuing operations was $15.6 million and $1.3 million for the three months ended October 31, 2010 and 2009, respectively. The $14.3 million increase in cash used in operating activities of continuing operations for the three months ended October 31, 2010 compared with the same period in the prior year was due to a $13.8 million decrease in income (loss) from continuing operations as adjusted for non-cash items and a $0.5 million decrease in cash resulting from changes in operating assets and liabilities. The increase in accounts receivable, inventories and accounts payable is primarily related to seasonality based demand. During the three months ended October 31, 2010, non-cash items included depreciation expense of $4.0 million, share-based compensation of $0.9 million, amortization of intangible assets of $1.7 million, non-operating losses, net, of $1.9 million, and equity in losses of affiliates and impairments of $0.7 million.

During the three months ended October 31, 2009, non-cash items included depreciation expense of $4.2 million, share-based compensation of $1.1 million, amortization of intangible assets of $1.4 million, non-operating gains losses, net, of $0.3 million, and equity in income losses of affiliates and impairments of $0.9 million.

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

Investing activities of continuing operations used cash of $2.7 million for the three months ended October 31, 2010 and provided cash of $7.4 million for the three months ended October 31, 2009. The $2.7 million of cash used in investing activities during the three months ended October 31, 2010 resulted primarily from $1.9 million in capital expenditures and $0.7 million of investments in affiliates. The $7.4 million of cash provided by investing activities during the three months ended October 31, 2009 resulted primarily from $10.0 million of proceeds from the maturity of short-term investments. This source of cash was offset by $1.1 million of investments in affiliates and $1.5 million in capital expenditures. As of October 31, 2010, the Company had a carrying value of $13.1 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities of continuing operations used cash of $1.6 million and $2.8 million for the three months ended October 31, 2010 and 2009, respectively. The $1.6 million of cash used for financing activities of continuing operations during the three months ended October 31, 2010 primarily related to $1.6 million of cash used to repurchase the Company’s common stock and $15 thousand of capital lease repayments. The $2.8 million of cash used for financing activities of continuing operations during the three months ended October 31, 2009 primarily related to $2.7 million of cash used to repurchase the Company’s common stock and $0.2 million of capital lease repayments. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used for discontinued operations totaled $0.4 million and $0.4 million for the three months ended October 31, 2010 and 2009, respectively, primarily for ongoing lease obligations.

Given the Company’s cash resources as of October 31, 2010, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. There are no material capital expenditure requirements as of October 31, 2010. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010. The Company’s gross liability for unrecognized tax benefits was approximately $5.8 million and approximately $95,500 of accrued interest and penalties as of October 31, 2010. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

The Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of October 31, 2010, the Company had no recorded liabilities with respect to these arrangements.

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

Critical Accounting Policies

The preparation of our quarterly financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation expense, inventories, investments, income taxes, restructuring, impairment of long-lived assets, goodwill and other intangible assets, contingencies and litigation. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: preparing investment valuations; determining discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; determining future lease assumptions related to restructured facility lease obligations; and establishing income tax liabilities are the estimates most likely to have a material impact on our financial position and the results of operations. Some accounting policies may have a significant impact on amounts reported in these financial statements. During the three months ended October 31, 2010, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market values of its investments. The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit, approximate fair value because of the short-term nature of these instruments. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. Derivative positions would be used to reduce risk by hedging underlying economic or market exposure and would be valued at their fair value on our consolidated balance sheets and adjustments to fair value during the holding period would be recorded in the statement of operations.

Interest Rate Risk

At October 31, 2010, the Company had no outstanding borrowings under its Credit Facility with a bank syndicate and the Company had no open derivative positions with respect to its borrowing arrangements.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of October 31, 2010, the Company did not have any derivative financial instruments.

Revenues from our foreign operating segments accounted for approximately 57.2% of total revenues during the three months ended October 31, 2010. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended October 31, 2010, we recorded foreign currency translation gains of approximately $6.7 million which are recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three months ended October 31, 2010, we recorded foreign currency transaction losses of approximately $1.7 million which are recorded in “Other gains (losses), net” in our consolidated statement of operations.

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

There have not been any material changes from the risk factors previously disclosed in the “Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended July 31, 2010. In addition to the other information set forth in this report, including in the first paragraph under “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company of its common stock during the quarter ended October 31, 2010:

Period	Total Number of Shares Repurchased (1)		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2010-August 31, 2010	118,094	(2)	$6.25	103,814	$7,355,201
September 1, 2010-September 30, 2010	98,629	(3)	$6.68	93,400	$6,733,833
October 1, 2010-October 31, 2010	31,532	(4)	$6.45	18,300	$6,614,769

(1)	In June 2010, the Company authorized the repurchase of up to $10.0 million of its common stock from time to time on the open market or in privately negotiated transactions over an eighteen month period (the “Program”). The Company has repurchased an aggregate of 526,114 shares of its common stock through October 31, 2010 pursuant to the Program. The Program may be suspended or discontinued at any time.
(2)	Includes 14,280 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.
(3)	Includes 5,229 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.
(4)	Includes 13,232 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 5.	Other Information.

During the quarter ended October 31, 2010, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: December 10, 2010	By:	/S/ STEVEN G. CRANE
Steven G. Crane Chief Financial Officer

EXHIBIT INDEX

10.1	ModusLink Global Solutions, Inc. FY 2011 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2010 (File No. 000-23262).

10.2	Amendment to Executive Severance Agreement, dated September 28, 2010, by and between the Registrant and Steven G. Crane.

10.3	Amendment to Executive Severance Agreement, dated September 28, 2010, by and between the Registrant and David J. Riley.

10.4	Second Amendment to Executive Retention Agreement, dated September 28, 2010, by and between the Registrant and Peter L. Gray.

10.5	Amendment to Executive Severance Agreement, dated September 28, 2010, among the Registrant, ModusLink Corporation and William R. McLennan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.