Form 10-Q
period 2011-01-31
ModusLink Global Solutions Inc
filed 2011-03-14
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

As of March 4, 2011, there were 43,793,364 shares outstanding of the registrant’s Common Stock, $.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

(Unaudited)

	January 31, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$154,217	$161,364
Available-for-sale securities	222	270
Accounts receivable, trade, net of allowance for doubtful accounts of $1,027 and $919, at January 31, 2011 and July 31, 2010, respectively	140,892	159,768
Inventories, net	79,667	74,096
Prepaid expenses and other current assets	12,084	14,226

Total current assets	387,082	409,724

Property and equipment, net	49,942	52,906
Investments in affiliates	12,997	13,016
Goodwill	3,058	16,207
Other intangible assets, net	6,798	24,173
Other assets	10,307	9,760

Total assets	$470,184	$525,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$38	$40
Accounts payable	111,205	132,098
Current portion of accrued restructuring	2,123	2,632
Accrued income taxes	—	48
Accrued expenses	38,755	45,729
Other current liabilities	6,949	4,773
Current liabilities of discontinued operations	1,686	1,791

Total current liabilities	160,756	187,111

Long-term portion of accrued restructuring	484	1,000
Obligations under capital leases, less current installments	10	29
Other long-term liabilities	15,791	15,656
Non-current liabilities of discontinued operations	2,587	3,289
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at January 31, 2011 and July 31, 2010	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 43,814,824 issued and outstanding shares at January 31, 2011; 44,039,938 issued and 43,729,338 outstanding shares at July 31, 2010	438	440
Additional paid-in capital	7,425,434	7,427,031
Treasury stock, at cost 310,600 shares at July 31, 2010	—	(1,992)
Accumulated deficit	(7,156,019)	(7,121,015)
Accumulated other comprehensive income	20,703	14,237

Total stockholders’ equity	290,556	318,701

Total liabilities and stockholders’ equity	$470,184	$525,786

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Net revenue	$234,150	$235,488	$470,529	$482,167
Cost of revenue	210,759	203,954	424,784	414,619

Gross profit	23,391	31,534	45,745	67,548
Operating expenses:
Selling, general and administrative	20,458	23,917	43,009	46,874
Amortization of intangible assets	1,679	1,599	3,358	2,972
Impairment of goodwill and intangible assets	27,166	—	27,166	—
Restructuring and other, net	412	36	1,201	165

Total operating expenses	49,715	25,552	74,734	50,011

Operating income (loss)	(26,324)	5,982	(28,989)	17,537

Other income (expense):
Interest income	88	82	129	203
Interest expense	(120)	(158)	(241)	(285)
Other losses, net	(372)	(289)	(2,297)	(580)
Equity in losses of affiliates and impairments	(370)	(848)	(1,016)	(1,712)

Total other income (expense)	(774)	(1,213)	(3,425)	(2,374)

Income (loss) from continuing operations before income taxes	(27,098)	4,769	(32,414)	15,163
Income tax expense	1,132	2,174	2,441	4,055

Income (loss) from continuing operations	(28,230)	2,595	(34,855)	11,108
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(104)	(29)	(149)	16

Net income (loss)	$(28,334)	$2,566	$(35,004)	$11,124

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.65)	$0.06	$(0.81)	$0.25
Income (loss) from discontinued operations	$—	$—	$—	$—

Net income (loss)	$(0.65)	$0.06	$(0.81)	$0.25

Shares used in computing basic earnings per share:	43,279	44,208	43,284	44,504

Shares used in computing diluted earnings per share:	43,279	44,301	43,284	44,623

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended January 31,
	2011	2010
Cash flows from operating activities of continuing operations:
Net income (loss)	$(35,004)	$11,124
Income (loss) from discontinued operations	(149)	16

Income (loss) from continuing operations	(34,855)	11,108
Adjustments to reconcile income (loss) from continuing operations to net cash (used) provided by continuing operations:
Depreciation	8,193	8,450
Impairment of goodwill and intangible assets	27,166	—
Amortization of intangible assets	3,358	2,972
Share-based compensation	1,897	2,396
Non-operating losses, net	2,297	580
Equity in losses of affiliates and impairments	1,016	1,712
Changes in operating assets and liabilities, excluding effects from acquisition:
Trade accounts receivable, net	22,838	21,940
Inventories	(3,499)	949
Prepaid expenses and other current assets	2,246	992
Accounts payable, accrued restructuring and accrued expenses	(34,439)	(18,359)
Refundable and accrued income taxes, net	575	(1,129)
Other assets and liabilities	(1,227)	(1,525)

Net cash (used in) provided by operating activities of continuing operations	(4,434)	30,086

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(3,926)	(3,438)
Redemption of short-term investments	—	10,000
Proceeds from the sale of equity investments in affiliates	52	947
Business acquisition, net of cash acquired	—	(29,040)
Investments in affiliates	(996)	(3,102)

Net cash used in investing activities of continuing operations	(4,870)	(24,633)

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(30)	(329)
Proceeds from issuance of common stock	125	128
Repurchase of common stock	(1,622)	(9,175)

Net cash used in financing activities of continuing operations	(1,527)	(9,376)

Cash flows from discontinued operations:
Operating cash flows	(826)	(807)

Net cash used in discontinued operations	(826)	(807)

Net effect of exchange rate changes on cash and cash equivalents	4,510	(67)

Net decrease in cash and cash equivalents	(7,147)	(4,797)
Cash and cash equivalents at beginning of period	161,364	168,767

Cash and cash equivalents at end of period	$154,217	$163,970

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

The Company had fiscal 2010 revenue of approximately $924.0 million. As of January 31, 2011, the Company has an integrated network of strategically located facilities in various countries, including numerous sites throughout North America, Europe and Asia. The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2010, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2010. The results for the three and six months ended January 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended January 31, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that could reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. The Company’s reporting units are the same as the operating segments: Americas, Asia, Europe, e-Business, ModusLink PTS and TFL.

During the second quarter of fiscal year 2011, indicators of potential impairment caused the Company to conduct an interim impairment test for goodwill and other long-lived assets, which includes amortizable intangible assets for its ModusLink PTS and TFL reporting units in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2011. These indicators included continued operating losses, the departure of key personnel, and increasingly adverse trends that resulted in further deterioration of current operating results and future prospects for both the ModusLink PTS and TFL reporting units. These adverse trends include increased competition for and a decline in the supply of quality products at a reasonable cost for TFL, pricing pressure from existing customers for ModusLink PTS, and the emergence and growth of new competitors for both ModusLink PTS and TFL.

As a result of the impairment tests, the Company concluded that its goodwill was impaired and recorded a $13.2 million non-cash goodwill impairment charge, consisting of $7.1 million for ModusLink PTS and $6.1 million for TFL. The Company also determined that its intangible assets were impaired and recorded a $14.0 million non-cash intangible asset impairment charge, consisting of $8.8 million for ModusLink PTS and $5.2 million for TFL. The goodwill and intangible asset impairment charges for ModusLink PTS are not deductible for tax purposes. The goodwill and intangible asset impairment charges for TFL are deductible as amortization for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows.

The estimated fair values of our reporting units for the goodwill impairment test were evaluated using an income approach by calculating the present value of estimated future cash flows. We believe the use of the income approach is appropriate due to lack of comparability to guideline companies and the lack of comparable transactions under the market approach. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. In developing an appropriate discount rate to apply in its estimated cash flow models the Company developed an estimate of its weighted average cost of capital for ModusLink PTS and TFL.

While performing the interim goodwill impairment test, the Company lowered its forecast of revenue growth and gross profit margins for ModusLink PTS and TFL for fiscal years 2011 to 2018. Revenue growth rates and gross profit margins are the variables which have the most significant impact to the discounted cash flow models for these reporting units. The decline in our forecasts for ModusLink PTS and TFL is attributable to our consideration of the operating losses for these reporting units during the first half of fiscal year 2011, the consideration of the impact that the departure of key personnel could have on our future operating results for these reporting units, and increasingly adverse trends that resulted in further deterioration of current and future operating results.

In connection with completing the goodwill impairment analysis the Company also evaluated the recoverability of its long-lived assets at the ModusLink PTS and TFL reporting units. The asset groups for both ModusLink PTS and TFL are at the reporting unit level. Recoverability of these asset groups is determined by comparing forecasted undiscounted net cash flows of the reporting units to their respective carrying values. If the

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

asset group’s cash flows are determined to be unable to recover the carrying amount of its net assets, then a loss is recognized equal to the amount by which the asset group’s carrying value exceeds its fair value. The loss is then allocated amongst the long-lived assets based on their relative carrying amounts, with the exception that a loss allocated to an individual asset should not reduce the carrying amount of that asset below its fair value. Based upon this evaluation the Company determined that the estimated future undiscounted cash flows related to these asset groups were below their carrying values, and therefore these asset groups were impaired.

The Company’s remaining goodwill of $3.1 million as of January 31, 2011 relates to the Company’s e-Business reporting unit. There were no indicators of impairment identified related to the Company’s e-Business reporting unit during the second quarter of fiscal year 2011.

The carrying amount of goodwill allocated to the Company’s reportable segments is as follows:

	Americas	Asia	Europe	TFL	All Other	Consolidated Total
		(in thousands)
Balance as of July 31, 2010
Goodwill	$94,477	$73,948	$30,108	$16,299	$5,857	220,689
Accumulated impairment charges	(87,427)	(73,948)	(30,108)	(10,200)	(2,799)	(204,482)

	$7,050	$—	$—	$6,099	$3,058	$16,207

Impairment of goodwill	(7,050)	—	—	(6,099)	—	(13,149)

Balance as of January 31, 2011
Goodwill	94,477	73,948	30,108	16,299	5,857	220,689
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(16,299)	(2,799)	(217,631)

	$—	$—	$—	$—	$3,058	$3,058

The components of intangible assets are as follows (in thousands):

	January 31, 2011				July 31, 2010
	Gross Carrying Amount	Accumulated amortization/ impairment	Net Book Value	Weighted average amortization period	Gross Carrying Amount	Accumulated amortization	Net Book Value	Weighted average amortization period
Client Relationships	$34,500	$30,459	$4,041	7 years	$34,500	$21,503	$12,997	7 to 10 years
Developed Technology	13,992	11,965	2,027	3 to 7 years	13,992	5,638	8,354	3 to 8 years
Trade Names	5,405	4,711	694	3 to 7 years	5,405	2,800	2,605	3 to 8 years
Non-competes	713	677	36	1 to 5 years	713	496	217	1 to 5 years

Total	$54,610	$47,812	$6,798		$54,610	$30,437	$24,173

As of January 31, 2011, approximately $1.3 million, $0.7 million, $0.8 million and $4.1 million of the Company’s remaining intangible assets relate to the Company’s Americas, Asia, TFL and e-Business operating segments, respectively.

Amortization expense for intangible assets for the three and six months ended January 31, 2011 totaled approximately $1.7 million and $3.4 million, respectively.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Estimated annual amortization expense for intangible assets for the next five years ending July 31, is as follows:

Fiscal Year	Amount
(in thousands)
Remaining six months ended July 31, 2011	$2,108
2012	$1,325
2013	$1,322
2014	$1,281
2015	$762

(5) SHARE-BASED PAYMENTS

Stock options for the purchase of approximately 0.2 million shares of the Company’s common stock were awarded to executives during the six months ended January 31, 2011 at a weighted average exercise price of $6.37 per share. The weighted average option fair value was $2.94 per share. The weighted average option fair value was calculated using the binominal-lattice model with the following weighted average assumptions: expected volatility of 62.8%, risk-free rate of 1.03% and expected life of 4.27 years.

Additionally, approximately 0.2 million nonvested shares were awarded to executives during the six months ended January 31, 2011 at a weighted average fair value of $6.37 per share. The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date.

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the three and six months ended January 31, 2011 and 2010, which was allocated as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
	(in thousands)
Cost of goods sold	$93	$84	$192	$175
Selling, general and administrative	901	1,241	1,705	2,221

	$994	$1,325	$1,897	$2,396

(6) OTHER LOSSES, NET

The following table reflects the components of “Other losses, net”:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
	(in thousands)
Foreign currency exchange losses	$(304)	$(225)	$(1,991)	$(496)
Gain on sale of investments	51	101	51	101
Gain (loss) on disposal of assets	(1)	(52)	41	(68)
Other, net	(118)	(113)	(398)	(117)

	$(372)	$(289)	$(2,297)	$(580)

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company recorded foreign exchange losses of approximately $0.3 million and $2.0 million during the three and six months ended January 31, 2011, respectively. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe. During the three months ended January 31, 2011, the Company recorded gains of approximately $0.1 million related to distribution of proceeds from the acquisition by third parties of H2Gen Innovations, Inc. and M2E Power due to the satisfaction of conditions leading to the release of funds held in escrow.

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

(7) RESTRUCTURING AND OTHER CHARGES

The following table summarizes the activity in the restructuring accrual for the three and six months ended January 31, 2011:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2010	$181	$3,451	$—	$3,632

Restructuring charges	816	—	—	816
Restructuring adjustments	—	(27)	—	(27)
Cash paid	(244)	(486)	—	(730)

Accrued restructuring balance at October 31, 2010	$753	$2,938	$—	$3,691

Restructuring charges	283	—	—	283
Restructuring adjustments	(6)	135	—	129
Cash paid	(629)	(867)	—	(1,496)

Accrued restructuring balance at January 31, 2011	$401	$2,206	$—	$2,607

It is expected that the payments of employee-related charges will be substantially completed by July 31, 2011. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the current and previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by March 2014.

The net restructuring charges for the three and six months ended January 31, 2011 and 2010 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
	(in thousands)
Cost of revenue	$375	$170	$1,022	$303
Selling, general and administrative	37	(134)	179	(138)

	$412	$36	$1,201	$165

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the three and six months ended January 31, 2011, the Company recorded a net restructuring charge of approximately $0.4 million and $1.2 million, respectively. Of these amounts, for the three and six months ended January 31, 2011, approximately $0.3 million and $1.1 million, respectively related to the workforce reduction of 11 and 55 employees, respectively in the Americas and Asia. For both the three and six months ended January 31, 2011 approximately $0.1 million of the recorded net restructuring charge related to changes in estimates for previously recorded facilities lease obligations primarily based on changes to the underlying assumptions.

During the three and six months ended January 31, 2010, the Company recorded a net restructuring charge of approximately $36,000 and $0.2 million, respectively due to changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

The following table summarizes the restructuring accrual by reportable segment and the Corporate-level activity for the three and six months ended January 31, 2011:

	Americas	Asia	Europe	Corporate-level Activity	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2010	$3,148	$—	$484	$—	$3,632

Restructuring charges	457	350	—	9	816
Restructuring adjustments	(27)	—	—	—	(27)
Cash paid	(637)	(222)	138	(9)	(730)

Accrued restructuring balance at October 31, 2010	$2,941	$128	$622	$—	$3,691

Restructuring charges	38	238	—	7	283
Restructuring adjustments	135	(6)	—	—	129
Cash paid	(650)	(360)	(479)	(7)	(1,496)

Accrued restructuring balance at January 31, 2011	$2,464	$—	$143	$—	$2,607

(8) SEGMENT INFORMATION

The Company has six operating segments: Americas; Asia; Europe; e-Business; ModusLink PTS and TFL. Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance, and due to certain quantitative thresholds being met during the second quarter of fiscal year 2011, the Company has determined that it has four reportable segments: Americas, Asia, Europe and TFL. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its four reportable segments, the Company reports an All other category. The All other category represents the e-Business operating segment. As of July 31, 2010, the Company’s e-Business solutions operated within each of the Americas, Asia and Europe reportable segments. ModusLink OCS and TFL were each their own reportable segments as of July 31, 2010. On August 1, 2010 the Company merged ModusLink OCS with its e-Business solutions operations and the Company’s reporting structure and reportable segments changed. All prior year segment information has been restated to reflect this change. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s reportable segments and administration costs related to

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

the Company’s venture capital activities. The Corporate-level activity balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating segments.

Management evaluates segment performance based on segment net revenue, operating income (loss) and “adjusted operating income”, which is defined as the operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets and share-based compensation. These items are excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses adjusted operating income (loss) to assist in evaluating the performance of the Company’s core operations.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
	(in thousands)
Net revenue:
Americas	$76,269	$75,913	$157,092	$155,665
Asia	62,794	68,844	120,292	143,088
Europe	78,101	76,156	155,799	156,373
TFL	7,782	4,768	17,527	4,768
All other	9,204	9,807	19,819	22,273

	$234,150	$235,488	$470,529	$482,167

Operating income (loss):
Americas	$(17,997)	$(3,367)	$(21,494)	$(4,598)
Asia	8,226	14,607	13,082	29,960
Europe	486	(1,139)	1,141	(881)
TFL	(13,567)	(427)	(14,571)	(427)
All other	213	143	1,002	1,022

Total Segment operating income (loss)	(22,639)	9,817	(20,840)	25,076

Corporate-level activity	(3,685)	(3,835)	(8,149)	(7,539)

Total operating income (loss)	$(26,324)	$5,982	$(28,989)	$17,537

Adjusted operating income:
Americas	$101	$(724)	$(913)	$365
Asia	10,115	16,373	16,974	33,512
Europe	2,179	224	4,297	2,086
TFL	(1,951)	(200)	(2,618)	(200)
All other	714	638	1,987	2,009

Total Segment Adjusted operating income	11,158	16,311	19,727	37,772
Corporate-level activity	(3,035)	(3,143)	(6,901)	(6,252)

Total Adjusted operating income	$8,123	$13,168	$12,826	$31,520

Adjusted operating income	$8,123	$13,168	$12,826	$31,520
Adjustments:
Depreciation	(4,196)	(4,226)	(8,193)	(8,450)
Amortization of intangible assets	(1,679)	(1,599)	(3,358)	(2,972)
Impairment of goodwill and intangible assets	(27,166)	—	(27,166)	—
Share-based compensation	(994)	(1,325)	(1,897)	(2,396)
Restructuring and other, net	(412)	(36)	(1,201)	(165)

Operating income (loss)	$(26,324)	$5,982	$(28,989)	$17,537
Other income (expense), net	(774)	(1,213)	(3,425)	(2,374)
Income tax expense	(1,132)	(2,174)	(2,441)	(4,055)
Income (loss) from discontinued operations	(104)	(29)	(149)	16

Net income (loss)	$(28,334)	$2,566	$(35,004)	$11,124

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	January 31, 2011	July 31, 2010
	(in thousands)
Total assets of continuing operations:
Americas	$156,557	$186,488
Asia	106,678	113,820
Europe	134,957	135,135
TFL	7,747	23,258
All other	26,010	27,738

Sub-total	431,949	486,439
Corporate-level activity	38,235	39,347

	$470,184	$525,786

As of January 31, 2011, approximately 61%, 17% and 22% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2010, approximately 72%, 13% and 15%, of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of January 31, 2011, approximately, $10.3 million, $7.0 million, $5.8 million, $3.9 million and $3.4 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands, Czech Republic, and China, respectively. As of July 31, 2010, approximately, $10.1 million, $6.8 million, $5.6 million, $3.6 million and $3.6 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands, Czech Republic and China, respectively.

During the three and six months ended January 31, 2011, the Company generated revenue of approximately $36.6 million and $71.0 million, respectively, in China and approximately $35.0 million and $67.9 million, respectively, in the Netherlands, from external customers. During the three and six months ended January 31, 2010, the Company generated revenue of approximately $47.4 million and $98.7 million, respectively, in China and approximately $35.5 million and $74.1 million, respectively, in the Netherlands, from external customers.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per share for the three and six months ended January 31, 2011 and 2010.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
	(in thousands)
BASIC
Net income (loss)	$(28,334)	$2,566	$(35,004)	$11,124
Less net income allocable to participating restricted stock	—	(22)	—	(75)

Net income (loss) available for basic common shares	$(28,334)	$2,544	$(35,004)	$11,049

Weighted average common shares outstanding	43,279	44,208	43,284	44,504

Basic net income (loss) per common share	$(0.65)	$0.06	$(0.81)	$0.25

DILUTED
Net income (loss)	$(28,334)	$2,566	$(35,004)	$11,124
Less net income allocable to participating restricted stock	—	(22)	—	(75)

Net income (loss) available for diluted common shares	$(28,334)	$2,544	$(35,004)	$11,049

Weighted average common shares outstanding	43,279	44,208	43,284	44,504
Weighted average common equivalent shares arising from: dilutive stock options	—	93	—	119

Weighted-average number of common and potential common shares	43,279	44,301	43,284	44,623

Diluted net income (loss) per common share	$(0.65)	$0.06	$(0.81)	$0.25

For the three and six months ended January 31, 2011, approximately 2.6 million and 2.7 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

For the three and six months ended January 31, 2010, approximately 2.2 million common stock equivalent shares in both periods and 0.4 million and 0.3 million, respectively, nonvested shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(10) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$(28,334)	$2,566	$(35,004)	$11,124
Net unrealized holding gain (loss) on securities	(11)	362	(49)	113
Foreign currency translation adjustment	(163)	(1,399)	6,515	1,152

Comprehensive income (loss)	$(28,508)	$1,529	$(28,538)	$12,389

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The components of accumulated other comprehensive income was as follows:

	January 31, 2011	July 31, 2010
	(in thousands)
Net unrealized holding gains (losses) on securities	$(2)	$47
Cumulative foreign currency translation adjustment	18,523	12,008
Minimum pension liability adjustment	2,182	2,182

Accumulated other comprehensive income	$20,703	$14,237

(11) INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by both the moving average and the first-in, first-out methods. Materials that the Company typically procures on behalf of its clients that are included in inventory include materials such as compact discs, printed materials, manuals, labels, hardware accessories, hard disk drives, consumer packaging, shipping boxes and labels, power cords and cables for client-owned electronic devices.

Inventories consisted of the following:

	January 31, 2011	July 31, 2010
	(in thousands)
Raw materials	$54,111	$49,591
Work-in-process	1,547	2,006
Finished goods	24,009	22,499

	$79,667	$74,096

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

(13) SHARE REPURCHASE PROGRAMS

In June 2010, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over an eighteen month period, (the “June 2010 Repurchase Program”). The timing and amount of any shares repurchased was to be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases could also be made under a Rule 10b5-1 plan, which permit shares to be repurchased when the Company might otherwise be precluded from doing so under inside trading laws. The Company retired and returned repurchased shares to the Company’s authorized, but not issued or outstanding common stock. The June 2010 Repurchase Program was funded using the Company’s working capital. During the three months ended January 31, 2011, the Company did not repurchase any shares under the June 2010

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Repurchase Program. During the six months ended January 31, 2011 the Company repurchased an aggregate of approximately 0.2 million shares at a cost of approximately $1.4 million under the June 2010 Repurchase Program. As of January 31, 2011, the Company had repurchased an aggregate of approximately 0.5 million shares at a cost of approximately $3.4 million under the June 2010 Repurchase Program.

In October 2010, the Company announced that it would increase the Company’s commitment to capital distribution to stockholders to $40.0 million to return excess cash to stockholders during fiscal year 2011. The $40.0 million distribution of capital was to be funded with available cash on hand and would include amounts remaining under the June 2010 Repurchase Program. See Note 16 for subsequent event information, including the status of the capital distribution and the June 2010 Repurchase Program.

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

(14) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. As of January 31, 2011 and July 31, 2010, the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $5.8 million for both periods.

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Consolidated Statement of Operations. For the periods ended January 31, 2011 and July 31, 2010, the Company has not recognized any material interest expense related to uncertain tax positions. As of January 31, 2011 and July 31, 2010, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amount of $0.1 million for both periods. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months. For the three months and six months ended January 31, 2011, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using enacted rates in those jurisdictions.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

These investments are generally made in connection with a round of financing with other third-party investors. During the three and six months ended January 31, 2011, approximately $0.3 million and $1.0 million, respectively was invested by @Ventures in two privately held companies. At January 31, 2011, the Company’s carrying value of investments in privately held companies was approximately $13.0 million. During the six months ended January 31, 2011 the Company recorded a $0.4 million impairment charge related to a certain investment in the @Ventures portfolio of companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statement of Operations.

(16) SUBSEQUENT EVENTS

On March 7, 2011 the Company announced that its Board of Directors had declared a special dividend of $0.9134 per common share outstanding, or $40.0 million in aggregate, with a payment date of March 31, 2011 and a record date of March 17, 2011 (the “Special Dividend”). The aggregate amount paid to stockholders through the Special Dividend includes amounts remaining under the June 2010 Repurchase Program and accordingly no further repurchases will be made under that program.

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

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and across its segments, on the basis of “adjusted operating income (loss),” which is defined as operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets, share-based compensation and other charges not related to our baseline operating results. See Note 8 of the notes to the condensed consolidated financial statements included in Item 1 above for segment information, including a reconciliation of adjusted operating income (loss) to net income (loss).

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

Increase the value delivered to clients through service expansion. During fiscal year 2011, we have continued to focus on and invest in expanding and further developing our e-commerce, aftermarket and certain other offerings, which we believe will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect these solutions will enhance our gross margins and drive profitability. Furthermore, we believe that the addition of new services to existing clients will strengthen our relationship with these clients, and further integrate us with their business.

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

For the three months ended January 31, 2011, the Company reported net revenue of $234.2 million, an operating loss of $26.3 million, a loss from continuing operations before income taxes of $27.1 million, a net loss of $28.3 million and a gross margin percentage of 10.0%. Net loss for the three months ended January 31, 2011 reflects a $27.2 million impairment charge recorded for goodwill and intangible assets at ModusLink PTS and TFL. For the six months ended January 31, 2011, the Company reported net revenue of $470.5 million, an operating loss of $29.0 million, a loss from continuing operations before income taxes of $32.4 million, a net loss of $35.0 million and a gross margin percentage of 9.7%. Net loss for the six months ended January 31, 2011 reflects a $27.2 million impairment charge recorded for goodwill and intangible assets at ModusLink PTS and TFL and an impairment charge of $0.4 million recorded on a certain investment included in the @Ventures investment portfolio and a $4.0 million price concession. We currently conduct business in The Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia and Mexico in addition to our United States operations. At January 31, 2011, we had cash and cash equivalents and available-for-sale securities of $154.4 million, and working capital of $226.3 million.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and the continued economic decline affecting the world economy. In addition, the drop in consumer demand for our clients’ products has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The market for our supply chain management services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their gross margins and profitability. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. As a result of these competitive and client pressures the gross margins in our business are low. During the three and six months ended January 31, 2011, our gross margin percentages were 10.0% and 9.7%, respectively. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally react to margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three and six months ended January 31, 2011, sales to Hewlett-Packard accounted for approximately 26% and 27%, respectively of our consolidated net revenue. For the three and six months ended January 31, 2010, sales to Hewlett-Packard accounted for approximately 28% of our consolidated net revenue for each period. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

Basis of Presentation

The Company has six operating segments: Americas; Asia; Europe; e-Business; ModusLink PTS and TFL. The Company has four reportable segments, Americas, Asia, Europe and TFL. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its four reportable segments, the Company reports an All other category. The All other category represents the e-Business operating segment. As of July 31, 2010, the Company’s e-Business solutions operated within each of the Americas, Asia and Europe reportable segments. ModusLink OCS and TFL were each their own reportable segments as of July 31, 2010. On August 1, 2010 the Company merged ModusLink OCS with its e-Business solutions operations and the Company’s reporting structure and reportable segments changed. All prior year segment information has been restated to reflect this change. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s reportable segments and administration costs related to the Company’s venture capital activities.

All significant intercompany transactions and balances have been eliminated in consolidation.

Results of Operations

Three months ended January 31, 2011 compared to the three months ended January 31, 2010

Net Revenue:

	Three Months Ended January 31, 2011	As a % of Total Net Revenue	Three Months Ended January 31, 2010	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$76,269	32.6%	$75,913	32.2%	$356	0.5%
Asia	62,794	26.8%	68,844	29.3%	(6,050)	(8.8)%
Europe	78,101	33.4%	76,156	32.3%	1,945	2.6%
TFL	7,782	3.3%	4,768	2.0%	3,014	63.2%
All other	9,204	3.9%	9,807	4.2%	(603)	(6.1)%

Total	$234,150	100.0%	$235,488	100.0%	$(1,338)	(0.6)%

Net revenue decreased by approximately $1.3 million during the three months ended January 31, 2011, as compared to the same period in the prior year. This $1.3 million decrease was primarily a result of an unfavorable impact from foreign currency translation and lower volumes from certain client programs, partially offset by new business and incremental revenue from TFL. Approximately $143.7 million of the net revenue for the three months ended January 31, 2011 related to the procurement and re-sale of materials on behalf of our clients as compared to $135.1 million for the three months ended January 31, 2010.

During the three months ended January 31, 2011, net revenue in the Americas region increased by approximately $0.4 million. This increase resulted primarily from increases in client order volumes, partially offset by volume declines in certain client programs. Within the Asia region, the net revenue decrease of approximately $6.1 million resulted from a decrease in client order volumes. Within the Europe region, net revenue increased by approximately $1.9 million primarily due to new business, partially offset by an unfavorable impact from foreign currency translation. For TFL net revenue increased by approximately $3.0 million due to incremental revenues. TFL was acquired during the second quarter of fiscal year 2010.

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

Cost of Revenue:

	Three Months Ended January 31, 2011	As a % of Segment Net Revenue	Three Months Ended January 31, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$73,771	96.7%	$73,568	96.9%	$203	0.3%
Asia	48,352	77.0%	47,739	69.3%	613	1.3%
Europe	72,278	92.5%	71,079	93.3%	1,199	1.7%
TFL	8,417	108.2%	3,908	82.0%	4,509	115.4%
All other	7,941	86.3%	7,660	78.1%	281	3.7%

Total	$210,759	90.0%	$203,954	86.6%	$6,805	3.3%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue increased by approximately $6.8 million for the three months ended January 31, 2011, as compared to the three months ended January 31, 2010. Gross margins for the second quarter of fiscal 2011 were 10.0% as compared to 13.4% in the prior year quarter. This decrease is attributable to price pressure, adverse changes in geographical mix and product mix and a $1.5 million increase in inventory related charges. Also, in the prior year there was a $1.8 million reversal of a liability due to satisfaction of conditions under a prior agreement which was not present during the three months ended January 31, 2011.

For the three months ended January 31, 2011, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 3.3%, 23.0% and 7.5%, as compared to 3.1%, 30.7% and 6.7%, respectively, for the same period of the prior year. The increase in gross margin within the Americas region is attributed to increased revenues and productivity combined with cost reductions. Within the Asia region, the decrease in gross margin is primarily attributed to price pressure and unfavorable mix. Within the Europe region, the increase of gross margin is attributed to increased revenues and productivity combined with cost reductions. Gross margin for TFL for the three months ended January 31, 2011 was (8.2) % compared with 18% in the prior year quarter. The decrease in gross margin is primarily attributed to a decline in volumes and an increase in inventory related charges during the three months ended January 31, 2011 compared to the prior year quarter.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures.

Selling, General and Administrative Expenses:

	Three Months Ended January 31, 2011	As a % of Segment Net Revenue	Three Months Ended January 31, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$3,674	4.8%	$4,652	6.1%	$(978)	(21.0)%
Asia	5,615	8.9%	6,179	9.0%	(564)	(9.1)%
Europe	5,335	6.8%	6,431	8.4%	(1,096)	(17.0)%
TFL	1,347	17.3%	1,061	22.3%	286	27.0%
All other	802	8.7%	1,757	17.9%	(955)	(54.4)%

Sub-total	16,773	7.2%	20,080	8.5%	(3,307)	(16.5)%
Corporate-level activity	3,685	—	3,837	—	(152)	(4.0)%

Total	$20,458	8.7%	$23,917	10.2%	$(3,459)	(14.5)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended January 31, 2011 decreased by approximately $3.5 million compared to the three month period ended January 31, 2010, primarily as a result of a $2.3 million decline in employee-related costs, a $0.4 million decline in deal costs related to the acquisition of TFL, which was acquired during the second quarter of fiscal year 2010 and a $0.3 million decrease in other expenses.

Amortization of Intangible Assets:

	Three Months Ended January 31, 2011	As a % of Segment Net Revenue	Three Months Ended January 31, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$756	1.0%	$756	1.0%	$—	—
Asia	369	0.6%	369	0.5%	—	—
Europe	—	—	—	—	—	—
TFL	307	3.9%	227	4.8%	80	35.2%
All other	247	2.7%	247	2.5%	—	—

Total	$1,679	0.7%	$1,599	0.7%	$80	5.0%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., ModusLink OCS, ModusLink PTS and TFL. The $0.1 million increase in amortization expense is due to the acquisition of TFL during the second fiscal quarter ended January 31, 2010. The remaining intangible assets are being amortized over lives ranging from 1 to 4 years.

Impairment of Goodwill and Intangible Assets:

	Three Months Ended January 31, 2011	As a % of Segment Net Revenue	Three Months Ended January 31, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$15,889	20.8%	$—	—	$15,889	100.0%
Asia	—	—	—	—	—	—
Europe	—	—	—	—	—	—
TFL	11,277	144.9%	—	—	11,277	100.0%
All other	—	—	—	—	—	—

Total	$27,166	11.6%	$—	—	$27,166	100.0%

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that could reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. The Company’s reporting units are the same as the operating segments: Americas, Asia, Europe, e-Business, ModusLink PTS and TFL.

During the second quarter of fiscal year 2011, indicators of potential impairment caused the Company to conduct an interim impairment test for goodwill and other long-lived assets, which includes amortizable intangible assets, for its ModusLink PTS and TFL reporting units in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2011. These indicators included continued operating losses, the departure of key personnel, and increasingly adverse trends that resulted in further deterioration of the current operating results and future prospects for both the ModusLink PTS and TFL reporting units. These adverse trends include increased competition for and a decline in the supply of quality products at a reasonable cost for TFL, pricing pressure from existing customers for ModusLink PTS, and the emergence and growth of new competitors for both ModusLink PTS and TFL.

As a result of the impairment test, the Company concluded that its goodwill was impaired and recorded a $13.2 million non-cash goodwill impairment charge, consisting of $7.1 million for ModusLink PTS and $6.1 million TFL. The Company also determined that its intangible assets were impaired and recorded a $14.0 million non-cash intangible asset impairment charge, consisting of $8.8 million for ModusLink PTS and $5.2 million for TFL. The goodwill and intangible asset impairment charges for ModusLink PTS are not deductible for tax purposes. The goodwill and intangible asset impairment charges for TFL are deductible as amortization for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows.

The estimated fair values of our reporting units for the goodwill impairment test were evaluated using an income approach by calculating the present value of estimated future cash flows. We believe the use of the income approach is appropriate due to lack of comparability to guideline companies and the lack of comparable transactions under the market approach. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. In developing an appropriate discount rate to apply in its estimated cash flow models, the Company developed an estimate of its weighted average cost of capital for ModusLink PTS and TFL.

While performing the interim goodwill impairment test, the Company lowered its forecast of revenue growth and gross profit margins for ModusLink PTS and TFL for fiscal years 2011 to 2018. Revenue growth rates and gross profit margins are the variables which have the most significant impact to the discounted cash flow models for these reporting units. The decline in our forecasts for ModusLink PTS and TFL is attributable to our consideration of the operating losses for these reporting units during the first half of fiscal year 2011, consideration of the impact that the departure of key personnel could have on our future operating results for these reporting units, and increasingly adverse trends that resulted in further deterioration of current and future operating results. The Company is currently implementing revised business strategies at both ModusLink PTS and TFL. However, for the purpose of the goodwill impairment test we have discounted any impact from these revised business strategies because they are in the early stages of implementation and any potential beneficial impact is highly uncertain at this point.

In connection with completing the goodwill impairment analysis the Company also evaluated the recoverability of its long-lived assets at the ModusLink PTS and TFL reporting units. The asset groups for both ModusLink PTS and TFL are at the reporting unit level. Recoverability of these asset groups is determined by comparing forecasted undiscounted net cash flows of the reporting units to their respective carrying values. If the asset group’s cash flows are determined to be unable to recover the carrying amount of its net assets, then a loss is recognized equal to the amount by which the asset group’s carrying value exceeds its fair value. The loss is then allocated amongst the long-lived assets based on their relative carrying amounts, with the exception that a loss allocated to an individual asset should not reduce the carrying amount of that asset below its fair value. Based upon this evaluation the Company determined that the estimated future undiscounted cash flows related to these asset groups were below their carrying values, and therefore these asset groups were impaired.

Restructuring and Other, net:

	Three Months Ended January 31, 2011	As a % of Segment Net Revenue	Three Months Ended January 31, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$173	0.2%	$308	0.4%	$(135)	(43.8)%
Asia	232	0.4%	(54)	(0.1)%	286	529.6%
Europe	—	—	(218)	(0.3)%	218	100.0%
TFL	—	—	—	—	—	—
All other	—	—	—	—	—	—

Sub-total	$405	0.2%	$36	—	369	1,025.0%
Corporate-level activity	7	—	—	—	7	100.0%

Total	$412	0.2%	$36	—	$376	1,044.4%

During the three months ended January 31, 2011, the Company recorded a net restructuring charge of approximately $0.4 million. Of this amount, for the three months ended January 31, 2011, approximately $0.3 million related to the workforce reduction of 11 employees in the Americas and Asia. For the three months ended January 31, 2011 approximately $0.1 million of the recorded net restructuring charge related to changes in estimates for previously recorded facilities lease obligations primarily based on changes to the underlying assumptions.

During the three months ended January 31, 2010, the Company recorded a net restructuring charge of approximately $36,000 due to changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

Interest Income/Expense:

During the three months ended January 31, 2011 and 2010, interest income was $0.1 million for both periods.

Interest expense totaled approximately $0.1 million and $0.2 million for the three months ended January 31, 2011 and 2010, respectively. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Losses, net:

Other losses, net were approximately $0.4 million for the three months ended January 31, 2011. During the three months ended January 31, 2011, the Company recorded foreign exchange losses of approximately

$0.3 million. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe. During the three months ended January 31, 2011, the Company recorded gains of approximately $0.1 million related to distribution of proceeds from the acquisition by third parties of H2Gen Innovations, Inc. and M2E Power due to the satisfaction of conditions leading to the release of funds held in escrow.

Other losses, net were approximately $0.3 million for the three months ended January 31, 2010. During the three months ended January 31, 2010, the Company recorded foreign exchange losses of approximately $0.2 million due to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe, and a $0.1 million loss on the disposal of fixed assets. These losses were offset by $0.1 million gain on the sale of an investment. The $0.1 million gain was the result of an adjustment to a previously recorded gain on the acquisition by a third party of Virtual Ink, Inc., due to the satisfaction of conditions leading to the release of funds held in escrow.

Equity in Losses of Affiliates and Impairments:

Equity in losses of affiliates and impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates was $0.4 million and $0.8 million for the three months ended January 31, 2011 and 2010, respectively.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary. Based on the Company’s evaluation, it did not record an impairment charge for the three months ended January 31, 2011.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $13.0 million of investments in affiliates at January 31, 2011 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.3 million to $2.6 million.

Income Tax Expense:

During the three months ended January 31, 2011, the Company recorded income tax expense of approximately $1.1 million, as compared to income tax expense of $2.2 million for same period in the prior fiscal year. For the three months ended January 31, 2011, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. For the three months ended January 31, 2011 and 2010, the Company’s U.S. taxable income, and the taxable income for certain foreign locations, was offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the three months ended January 31, 2011, the Company recorded a net loss from discontinued operations of approximately $0.1 million, as compared to a net loss of $29,000 for same period in the prior fiscal year. The net loss from discontinued operations primarily relates to changes to previously recorded estimates for facility lease obligations due to changes in the underlying sublease assumptions.

Results of Operations

Six months ended January 31, 2011 compared to the six months ended January 31, 2010

Net Revenue:

	Six Months Ended January 31, 2011	As a % of Total Net Revenue	Six Months Ended January 31, 2010	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$157,092	33.4%	$155,665	32.3%	$1,427	0.9%
Asia	120,292	25.6%	143,088	29.7%	(22,796)	(15.9)%
Europe	155,799	33.1%	156,373	32.4%	(574)	(0.4)%
TFL	17,527	3.7%	4,768	1.0%	12,759	267.6%
All other	19,819	4.2%	22,273	4.6%	(2,454)	(11.0)%

Total	$470,529	100.0%	$482,167	100.0%	$(11,638)	(2.4)%

Net revenue decreased by approximately $11.6 million during the six months ended January 31, 2011, as compared to the same period in the prior year. The $11.6 million decrease in net revenue was due to a decline in volumes related to lost business, changes in product mix and a non-recurring $4.0 million price concession for a certain client program which was recorded as a reduction of revenue and an unfavorable impact from foreign currency translation. These decreases were partially offset by an increase in new business revenue and incremental revenue from TFL, which was acquired in the second quarter of fiscal year 2010. Approximately $286.5 million of the net revenue for the six months ended January 31, 2011 related to the procurement and re-sale of materials on behalf of our clients as compared to $275.3 million for the six months ended January 31, 2010.

During the six months ended January 31, 2011, net revenue in the Americas region increased by approximately $1.4 million. This increase resulted primarily from increases in client order volumes, partially offset by declines in certain client programs. Within the Asia region, the net revenue decrease of approximately $22.8 million resulted from a decrease in client order volumes and price concessions and an unfavorable impact from foreign currency translation. Within the Europe region, net revenue decreased by approximately $0.6 million primarily due to declines in client order volumes and an unfavorable impact from foreign currency translation, which was partially offset by new business. At TFL, net revenue increased during the six months ended January 31, 2011 compared to the prior year period due to incremental net revenue from TFL which was acquired during the second quarter of fiscal year 2010.

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

Cost of Revenue:

	Six Months Ended January 31, 2011	As a % of Segment Net Revenue	Six Months Ended January 31, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$152,686	97.2%	$148,572	95.4%	$4,114	2.8%
Asia	94,462	78.5%	100,345	70.1%	(5,883)	(5.9)%
Europe	143,527	92.1%	144,660	92.5%	(1,133)	(0.8)%
TFL	17,541	100.1%	3,908	82.0%	13,633	348.8%
All other	16,568	83.6%	17,134	76.9%	(566)	(3.3)%

Total	$424,784	90.3%	$414,619	86.0%	$10,165	2.5%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue increased by approximately $10.2 million for the six months ended January 31, 2011, as compared to the six months ended January 31, 2010. Gross margins for the first half of fiscal year 2011 were 9.7% as compared to 14.0% in the first half of fiscal year 2010. This decrease is attributable to a non-recurring $4.0 million price concession, changes in geographical mix, customer mix and product mix associated with the levels of procurement and re-sale of materials on behalf of our clients combined with a $1.5 million increase in inventory related charges. Also, in the prior year there was a $1.8 million reversal of a liability due to satisfaction of conditions under a prior agreement which was not present during the six months ended January 31, 2011.

For the six months ended January 31, 2011, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 2.8%, 21.5% and 7.9%, as compared to 4.6%, 29.9% and 7.5%, respectively, for the same period of the prior year. The decrease in gross margin within the Americas region is attributed to a change in product mix. Within the Asia region, the decrease in gross margin is primarily attributed to the non-recurring $4.0 million price concession and a decline in client volumes. Within the Europe region, gross margin was consistent with the prior year. Gross margin for TFL for the three months ended January 31, 2011 was (0.1) % compared with 18% in the prior year quarter. The decrease in gross margin is primarily attributed to a decline in client volumes, pricing and an increase in inventory related charges during the six months ended January 31, 2011 compared to the prior year period.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures.

Selling, General and Administrative Expenses:

	Six Months Ended January 31, 2011	As a % of Segment Net Revenue	Six Months Ended January 31, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$7,890	5.0%	$9,746	6.3%	$(1,856)	(19.0)%
Asia	11,424	9.5%	12,097	8.5%	(673)	(5.6)%
Europe	11,125	7.1%	12,808	8.2%	(1,683)	(13.1)%
TFL	2,668	15.2%	1,061	22.3%	1,607	151.5%
All other	1,753	8.8%	3,623	16.3%	(1,870)	(51.6)%

Sub-total	34,860	7.4%	39,335	8.2%	(4,475)	(11.4)%
Corporate-level activity	8,149	—	7,539	—	610	8.1%

Total	$43,009	9.1%	$46,874	9.7%	$(3,865)	(8.2)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation and marketing expenses. Selling, general and administrative expenses during the six months ended January 31, 2011 decreased by approximately $3.9 million compared to the six month period ended January 31, 2010, primarily as a result of a $2.8 million decline in employee-related costs, a $0.6 million decline in software development costs, a $0.4 million decrease in deals costs related to the acquisition of TFL during the second quarter of fiscal year 2010, a $0.4 million decline in franchise taxes, a $0.3 million decline in travel expenses and a $0.7 million decline in other expenses. These decreases were partially offset by a $0.6 million increase in professional fees and the inclusion of $1.3 million of incremental selling, general and administrative expenses for TFL, which was acquired during the second quarter of fiscal year 2010.

Amortization of Intangible Assets:

	Six Months Ended January 31, 2011	As a % of Segment Net Revenue	Six Months Ended January 31, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,512	1.0%	$1,512	1.0%	$—	—
Asia	738	0.6%	738	0.5%	—	—
Europe	—	—	—	—	—	—
TFL	614	3.5%	228	4.8%	386	169.3%
All other	494	2.5%	494	2.2%	—	—

Total	$3,358	0.7%	$2,972	0.6%	$386	13.0%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., ModusLink OCS, ModusLink PTS and TFL. The $0.4 million increase in amortization expense is due to the acquisition of TFL during the second fiscal quarter ended January 31, 2010. The remaining intangible assets are being amortized over lives ranging from 1 to 4 years.

Impairment of Goodwill and Intangible Assets:

	Six Months Ended January 31, 2011	As a % of Segment Net Revenue	Six Months Ended January 31, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$15,889	10.1%	$—	—	$15,889	100.0%
Asia	—	—	—	—	—	—
Europe	—	—	—	—	—	—
TFL	11,277	64.3%	—	—	11,277	100.0%
All other	—	—	—	—	—	—

Total	$27,166	5.8%	$—	—	$27,166	100.0%

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that would reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. The Company’s reporting units are the same as the operating segments: Americas, Asia, Europe, e-Business, ModusLink PTS and TFL.

During the six months ended January 31, 2011, indicators of potential impairment caused the Company to conduct an interim impairment test for goodwill and other long-lived assets, which includes amortizable intangible assets, for its ModusLink PTS and TFL reporting units in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2011. These indicators included continued operating losses, the departure of key personnel, and increasingly adverse trends that resulted in further deterioration of the current operating results and future prospects for both the ModusLink PTS and TFL reporting units. These adverse trends include increased competition for and a decline in the supply of quality products at a reasonable cost for TFL, pricing pressure from existing customers for ModusLink PTS, and the emergence and growth of new competitors for both ModusLink PTS and TFL.

As a result of the impairment test, the Company concluded that its goodwill was impaired and recorded a $13.2 million non-cash goodwill impairment charge, consisting of $7.1 million for ModusLink PTS and $6.1 million TFL. The Company also determined that its intangible assets were impaired and recorded a $14.0 million non-cash intangible asset impairment charge, consisting of $8.8 million for ModusLink PTS and $5.2 million for TFL. The goodwill and intangible asset impairment charges for ModusLink PTS are not deductible for tax purposes. The goodwill and intangible asset impairment charges for TFL are deductible as amortization for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows.

The estimated fair values of our reporting units for the goodwill impairment test were evaluated using an income approach by calculating the present value of estimated future cash flows. We believe the use of the income approach is appropriate due to lack of comparability to guideline companies and the lack of comparable transactions under the market approach. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. In developing an appropriate discount rate to apply in its estimated cash flow models, the Company developed an estimate of its weighted average cost of capital for ModusLink PTS and TFL.

While performing the interim goodwill impairment test, the Company lowered its forecast of revenue growth and gross profit margins for ModusLink PTS and TFL for fiscal years 2011 to 2018. Revenue growth rates and gross profit margins are the variables which have the most significant impact to the discounted cash flow models for these reporting units. The decline in our forecasts for ModusLink PTS and TFL is attributable to our consideration of the operating losses for these reporting units during the first half of fiscal year 2011, consideration of the impact that the departure of key personnel could have on our future operating results for these reporting units, and increasingly adverse trends that resulted in further deterioration of current and future operating results. The Company is currently implementing revised business strategies at both ModusLink PTS and TFL. However, for the purpose of the goodwill impairment test we have discounted any impact from these revised business strategies because they are in the early stages of implementation and any potential beneficial impact is highly uncertain at this point.

In connection with completing the goodwill impairment analysis the Company also evaluated the recoverability of its long-lived assets at the ModusLink PTS and TFL reporting units. The asset groups for both ModusLink PTS and TFL are at the reporting unit level. Recoverability of these asset groups is determined by comparing forecasted undiscounted net cash flows of the reporting units to their respective carrying values. If the asset group’s cash flows are determined to be unable to recover the carrying amount of its net assets, then a loss is recognized equal to the amount by which the asset group’s carrying value exceeds its fair value. The loss is then allocated amongst the long-lived assets based on their relative carrying amounts, with the exception that a loss allocated to an individual asset should not reduce the carrying amount of that asset below its fair value. Based upon this evaluation the Company determined that the estimated future undiscounted cash flows related to these asset groups were below their carrying values, and therefore these asset groups were impaired.

Restructuring and Other, net:

	Six Months Ended January 31, 2010	As a % of Segment Net Revenue	Six Months Ended January 31, 2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$603	0.4%	$437	0.3%	$166	38.0%
Asia	582	0.5%	(54)	—	636	1,177.8%
Europe	—	—	(218)	(0.1)%	218	100.0%
TFL	—	—	—	—	—	—
All other	—	—	—	—	—	—

Sub-total	$1,185	0.3%	$165	—	1,020	618.2%
Corporate-level activity	16	—	—	—	16	100.0%

Total	$1,201	0.3%	$165	—	$1,036	627.9%

During the six months ended January 31, 2011, the Company recorded a net restructuring charge of approximately $1.2 million. Of this amount, for the six months ended January 31, 2011, approximately $1.1 million related to the workforce reduction of 55 employees in the Americas and Asia. For the six months ended January 31, 2011 approximately $0.1 million of the recorded net restructuring charge related to changes in estimates for previously recorded facilities lease obligations primarily based on changes to the underlying assumptions.

During the six months ended January 31, 2010, the Company recorded a net restructuring charge of approximately $0.2 million due to changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

Interest Income/Expense:

During the six months ended January 31, 2011, interest income decreased to $0.1 million from $0.2 million for the six months ended January 31, 2010. The decrease in interest income was the result of lower average interest rates during the current period compared to the same period in the prior fiscal year.

Interest expense totaled approximately $0.2 million and $0.3 million for the six months ended January 31, 2011 and 2010, respectively. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Losses, net:

Other losses, net were approximately $2.3 million for the six months ended January 31, 2011. During the six months ended January 31, 2011, the Company recorded foreign exchange losses of approximately $2.0 million related to realized and unrealized losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe. During the six months ended January 31, 2011, the Company recorded gains of approximately $0.1 million related to distribution of proceeds from the acquisition by third parties of H2Gen Innovations, Inc. and M2E Power due to the satisfaction of conditions leading to the release of funds held in escrow.

Other losses, net were approximately $0.6 million for the six months ended January 31, 2010. During the six months ended January 31, 2010, the Company recorded foreign exchange losses of approximately $0.5 million due to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe. During the six months ended January 31, 2010, the net losses was offset by a $0.1 million gain, which was the result of an adjustment to a previously recorded gain on the acquisition by a third party of Virtual Ink, Inc., due to the satisfaction of conditions leading to the release of funds held in escrow. Virtual Ink was an @Ventures portfolio company that was acquired by a third party in a previous reporting period.

Equity in Losses of Affiliates and Impairments:

Equity in losses of affiliates and impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates was $1.0 million and $1.7 million for the six months ended January 31, 2011 and 2010, respectively. The Company recorded their proportionate share of the affiliates’ losses of $0.6 million and $1.4 million for the six months ended January 31, 2011 and 2010, respectively. During the six months ended January 31, 2011 and 2010, the Company also recorded impairment charges of $0.4 million and $0.3 million, respectively, on certain investments included in the @Ventures portfolio of companies.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary. Based on the Company’s evaluation, it recorded a $0.4 million impairment charge during the six months ended January 31, 2011 related to its investment in a privately held company. This impairment charge is included in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statement of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $13.0 million of investments in affiliates at January 31, 2011 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.3 million to $2.6 million.

Income Tax Expense:

During the six months ended January 31, 2011, the Company recorded income tax expense of approximately $2.4 million, as compared to income tax expense of $4.1 million for same period in the prior fiscal year. For the six months ended January 31, 2011, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. For the six months ended January 31, 2011 and 2010, the Company’s U.S. taxable income, and the taxable income for certain foreign locations, was offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the six months ended January 31, 2011, the Company recorded a net loss from discontinued operations of approximately $0.1 million, as compared to net income of $16,000 for same period in the prior fiscal year. The net loss from discontinued operations primarily relates to changes to previously recorded estimates for facility lease obligations due to changes in the underlying sublease assumptions.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, returns generated by our venture capital investments and borrowings from lending institutions. As of January 31, 2011, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $154.2 million. In addition, on February 1, 2010 the Company and certain of its domestic subsidiaries entered into an Amended and Restated Credit Agreement and a Security Agreement (the “Credit Facility”) with a bank syndicate. The Credit Facility provides a senior secured revolving credit facility up to an initial aggregate principal amount of $40.0 million and is secured by substantially all of the domestic assets of the Company. The Credit Facility permits the Company to increase the aggregate principal amount by an additional $20.0 million upon certain conditions being met. The Credit Facility terminates on February 1, 2013. Interest on the Credit Facility is based on the type of borrowing, at the base rate or the Eurodollar rate plus an applicable rate that varies from 1.25% for the base rate and 2.25% to 2.75% for the Eurodollar rate depending on the Company’s consolidated leverage ratio. The Credit Facility includes certain restrictive financial covenants, which include a maximum consolidated leverage ratio, a minimum consolidated core cash flow leverage ratio and minimum global cash and restrictions that limit the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders. The Credit Facility amended and restated the Second Amended and Restated Loan and Security Agreement, (the “Loan Agreement”) dated October 31, 2005, as amended by and among ModusLink Corporation, SalesLink, LLC and SalesLink Mexico Holdings Corp., each a direct or indirect wholly owned subsidiary of the Company, with a bank syndicate, which expired January 31, 2010. On January 31, 2011, the Company did not have any debt outstanding and had letters of credit for $1.3 million outstanding under the Credit Facility.

In addition, the Company maintains an uncommitted credit facility of approximately $1.0 million in Taiwan. No amounts were outstanding under this facility at January 31, 2011. The Company’s working capital at January 31, 2011 was approximately $226.3 million.

On March 7, 2011 the Company announced that its Board of Directors had declared a special dividend of $0.9134 per common share outstanding, or $40.0 million in aggregate, with a payment date of March 31, 2011 and a record date of March 17, 2011. The aggregate amount paid to stockholders through the special dividend will be funded with available cash on hand.

Cash used in operating activities of continuing operations represents income (loss) from continuing operations as adjusted for non-cash items and changes in operating assets and liabilities. Net cash (used) provided by operating activities of continuing operations was $(4.4) million and $30.1 million for the six months ended January 31, 2011 and 2010, respectively. The $34.5 million decrease in cash provided by operating activities of continuing operations for the six months ended January 31, 2011 compared with the same period in the prior year was due to an $18.2 million decrease in income (loss) from continuing operations as adjusted for non-cash items and a $16.4 million decrease in cash resulting from changes in operating assets and liabilities. During the six months ended January 31, 2011, non-cash items included depreciation expense of $8.2 million, impairment of goodwill and intangible assets of $27.2 million, share-based compensation of $1.9 million, amortization of intangible assets of $3.4 million, non-operating losses, net, of $2.3 million, and equity in losses of affiliates and impairments of $1.0 million.

During the six months ended January 31, 2010, non-cash items included depreciation expense of $8.5 million, share-based compensation of $2.4 million, amortization of intangible assets of $3.0 million, non-operating losses, net, of $0.6 million, and equity in losses of affiliates and impairments of $1.7 million.

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

Investing activities of continuing operations used cash of $4.9 million and $24.6 million for the six months ended January 31, 2011 and 2010, respectively. The $4.9 million of cash used in investing activities during the six months ended January 31, 2011 resulted primarily from $3.9 million in capital expenditures and $1.0 million of investments in affiliates. The $24.6 million of cash used in investing activities during the six months ended January 31, 2010 resulted primarily from $29.0 million for the acquisition of TFL, $3.4 million in capital expenditures and $3.1 million of investments in affiliates. The use of cash was partially offset by $10.0 million of proceeds from the maturity of short-term investments and $0.9 million in proceeds from the sale of equity investments in affiliates. As of January 31, 2011, the Company had a carrying value of $13.0 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities of continuing operations used cash of $1.5 million and $9.4 million for the six months ended January 31, 2011 and 2010, respectively. The $1.5 million of cash used for financing activities of continuing operations during the six months ended January 31, 2011 primarily related to $1.6 million of cash used to repurchase the Company’s common stock and $30 thousand of capital lease repayments which were partially offset by $0.1 million of proceeds from the issuance of common stock. The $9.4 million of cash used for financing activities of continuing operations during the six months ended January 31, 2010 primarily related to $9.2 million of cash used to repurchase the Company’s common stock and $0.3 million of capital lease repayments, which were partially offset by $0.1 million of proceeds from the issuance of common stock. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used for discontinued operations totaled $0.8 million and $0.8 million for the six months ended January 31, 2011 and 2010, respectively, primarily for ongoing lease obligations.

Given the Company’s cash resources as of January 31, 2011, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. There are no material capital expenditure requirements as of January 31, 2011 other than the special dividend of $0.9134 per common share outstanding, or $40.0 million in aggregate, with a payment date of March 31, 2011. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Arrangements

The Company does not have any significant off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010. The Company’s gross liability for unrecognized tax benefits was approximately $5.8 million and approximately $0.1 million of accrued interest and penalties as of January 31, 2011. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

The Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of January 31, 2011, the Company had no recorded liabilities with respect to these arrangements.

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

Critical Accounting Policies

The preparation of our quarterly financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation expense, inventories, investments, income taxes, restructuring, impairment of long-lived assets, goodwill and other intangible assets, contingencies and litigation. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: preparing investment valuations; determining discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; determining future lease assumptions related to restructured facility lease obligations; and establishing income tax liabilities are the estimates most likely to have a material impact on our financial position and the results of operations. Some accounting policies may have a significant impact on amounts reported in these financial statements. During the three and six months ended January 31, 2011, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

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

Interest Rate Risk

At January 31, 2011, the Company had no outstanding borrowings under its Credit Facility with a bank syndicate and the Company had no open derivative positions with respect to its borrowing arrangements.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of January 31, 2011, the Company did not have any derivative financial instruments.

Revenues from our foreign operating segments accounted for approximately 60% and 59% of total revenues during the three and six months ended January 31, 2011, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three and six months ended January 31, 2011, we recorded foreign currency translation gains (losses) of approximately $(0.2) million and $6.7 million, respectively which are recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three and six months ended January 31, 2011, we recorded realized and unrealized foreign currency transaction losses of approximately $0.3 million and $2.0 million, respectively which are recorded in “Other gains (losses), net” in our consolidated statement of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company of its common stock during the quarter ended January 31, 2011:

Period	Total Number of Shares Repurchased (1)		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2010-November 30, 2010	238	(2)	$7.02	—	$6,614,769
December 1, 2010-December 31, 2010	2,828	(2)	$6.85	—	$6,614,769
January 1, 2011-January 31, 2011	—		$—	—	$6,614,769

(1)	In June 2010, the Company authorized the repurchase of up to $10.0 million of its common stock from time to time on the open market or in privately negotiated transactions over an eighteen month period (the “Program”). The Company repurchased an aggregate of 526,114 shares of its common stock through January 31, 2011 pursuant to the Program for approximately $3.4 million. See Note 16 of the notes to the condensed consolidated financial statements included in Item 1 above for subsequent event information, including the status of the Program.
(2)	Consists of 238 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.
(3)	Consists of 2,828 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 5.	Other Information.

During the quarter ended January 31, 2011, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: March 14, 2011	By:	/S/ STEVEN G. CRANE
Steven G. Crane Chief Financial Officer

EXHIBIT INDEX

3.1	Third Amended and Restated Bylaws of ModusLink Global Solutions, Inc. is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 2, 2011 (File No. 000-23262).

10.1	ModusLink Global Solutions, Inc. 2010 Incentive Award Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed October 26, 2010 (File No. 000-23262).

10.2	Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.3	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.4	Form of 2010 Incentive Award Plan Non-Statutory Stock Option Certificate is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.5	Form of 2010 Incentive Award Plan Incentive Stock Option Certificate is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.6	ModusLink Global Solutions, Inc. Second Amended and Restated Director Compensation Plan.

10.7	Amendment No. 3 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.