Form 10-Q
period 2011-04-30
ModusLink Global Solutions Inc
filed 2011-06-09
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

As of June 3, 2011, there were 43,815,576 shares issued and outstanding of the registrant’s Common Stock, $.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

(Unaudited)

	April 30, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$119,120	$161,364
Available-for-sale securities	130	270
Accounts receivable, trade, net of allowance for doubtful accounts of $777 and $919, at April 30, 2011 and July 31, 2010, respectively	135,622	159,768
Inventories, net	83,263	74,096
Prepaid expenses and other current assets	13,803	14,226

Total current assets	351,938	409,724

Property and equipment, net	49,935	52,906
Investments in affiliates	14,073	13,016
Goodwill	3,058	16,207
Other intangible assets, net	5,736	24,173
Other assets	10,402	9,760

Total assets	$435,142	$525,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$38	$40
Accounts payable	111,000	132,098
Current portion of accrued restructuring	1,618	2,632
Accrued income taxes	—	48
Accrued expenses	40,314	45,729
Other current liabilities	7,995	4,773
Current liabilities of discontinued operations	1,686	1,791

Total current liabilities	162,651	187,111

Long-term portion of accrued restructuring	299	1,000
Obligations under capital leases, less current installments	3	29
Other long-term liabilities	16,122	15,656
Non-current liabilities of discontinued operations	2,241	3,289
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at April 30, 2011 and July 31, 2010	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 43,824,651 issued and outstanding shares at April 30, 2011; 44,039,938 issued and 43,729,338 outstanding shares at July 31, 2010	438	440
Additional paid-in capital	7,386,248	7,427,031
Treasury stock, at cost 310,600 shares at July 31, 2010	—	(1,992)
Accumulated deficit	(7,161,145)	(7,121,015)
Accumulated other comprehensive income	28,285	14,237

Total stockholders’ equity	253,826	318,701

Total liabilities and stockholders’ equity	$435,142	$525,786

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Net revenue	$207,140	$213,697	$677,668	$695,864
Cost of revenue	186,906	189,090	611,689	603,708

Gross profit	20,234	24,607	65,979	92,156
Operating expenses:
Selling, general and administrative	20,788	21,395	63,797	68,270
Amortization of intangible assets	1,062	1,657	4,420	4,628
Impairment of goodwill and intangible assets	—	—	27,166	—
Restructuring and other, net	—	260	1,201	425

Total operating expenses	21,850	23,312	96,584	73,323

Operating income (loss)	(1,616)	1,295	(30,605)	18,833

Other income (expense):
Interest income	62	49	191	252
Interest expense	(108)	(130)	(350)	(416)
Other losses, net	(1,641)	(1,153)	(3,938)	(1,732)
Equity in losses of affiliates and impairments	(401)	(211)	(1,417)	(1,923)

Total other income (expense)	(2,088)	(1,445)	(5,514)	(3,819)

Income (loss) from continuing operations before income taxes	(3,704)	(150)	(36,119)	15,014
Income tax expense	1,331	942	3,772	4,997

Income (loss) from continuing operations	(5,035)	(1,092)	(39,891)	10,017
Discontinued operations, net of income taxes:
Loss from discontinued operations	(91)	(2,334)	(239)	(2,319)

Net income (loss)	$(5,126)	$(3,426)	$(40,130)	$7,698

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.12)	$(0.03)	$(0.92)	$0.22
Income (loss) from discontinued operations	$—	$(0.05)	$(0.01)	$(0.05)

Net income (loss)	$(0.12)	$(0.08)	$(0.93)	$0.17

Shares used in computing basic earnings per share:	43,303	43,730	43,289	44,256

Shares used in computing diluted earnings per share:	43,303	43,730	43,289	44,408

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2011	2010
Cash flows from operating activities of continuing operations:
Net income (loss)	$(40,130)	$7,698
Loss from discontinued operations	(239)	(2,319)

Income (loss) from continuing operations	(39,891)	10,017
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations:
Depreciation	12,321	12,668
Impairment of goodwill and intangible assets	27,166	—
Amortization of intangible assets	4,420	4,628
Share-based compensation	2,619	3,296
Non-operating losses, net	3,938	1,732
Equity in losses of affiliates and impairments	1,417	1,923
Changes in operating assets and liabilities, excluding effects from acquisition:
Trade accounts receivable, net	32,333	24,204
Inventories	(4,336)	949
Prepaid expenses and other current assets	790	1,927
Accounts payable, accrued restructuring and accrued expenses	(39,464)	(24,288)
Refundable and accrued income taxes, net	675	(1,208)
Other assets and liabilities	(1,678)	(2,104)

Net cash provided by operating activities of continuing operations	310	33,744

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(6,523)	(6,561)
Redemption of short-term investments	—	10,000
Proceeds from the sale of available-for-sale securities	115	—
Proceeds from the sale of equity investments in affiliates	52	1,146
Business acquisition, net of cash acquired	—	(29,580)
Investments in affiliates	(2,473)	(3,202)

Net cash used in investing activities of continuing operations	(8,829)	(28,197)

Cash flows from financing activities of continuing operations:
Payments of dividends	(40,001)	—
Repayments on capital lease obligations	(40)	(422)
Line of credit origination costs	—	(748)
Proceeds from issuance of common stock	168	161
Repurchase of common stock	(1,622)	(11,519)

Net cash used in financing activities of continuing operations	(41,495)	(12,528)

Cash flows from discontinued operations:
Operating cash flows	(1,263)	(1,235)

Net cash used in discontinued operations	(1,263)	(1,235)

Net effect of exchange rate changes on cash and cash equivalents	9,033	(654)

Net decrease in cash and cash equivalents	(42,244)	(8,870)
Cash and cash equivalents at beginning of period	161,364	168,767

Cash and cash equivalents at end of period	$119,120	$159,897

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

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2010, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2010. The results for the three and nine months ended April 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended April 30, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

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

While performing the interim goodwill impairment test, the Company lowered its forecast of revenue growth and gross profit margins for ModusLink PTS and TFL for fiscal years 2011 to 2018. Revenue growth rates and gross profit margins are the variables which make the most significant impact to the discounted cash flow models for these reporting units. The decline in our forecasts for ModusLink PTS and TFL is attributable to our consideration of the operating losses for these reporting units during the first half of fiscal year 2011, the consideration of the impact that the departure of key personnel could have on our future operating results for these reporting units, and increasingly adverse trends that resulted in further deterioration of current and future operating results.

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

The Company’s remaining goodwill of $3.1 million as of April 30, 2011 relates to the Company’s e-Business reporting unit. There were no indicators of impairment identified related to the Company’s e-Business reporting unit during the first nine months of fiscal year 2011.

The carrying amount of goodwill allocated to the Company’s reportable segments is as follows:

	Americas	Asia	Europe	TFL	All Other	Consolidated Total
		(in thousands)
Balance as of July 31, 2010
Goodwill	$94,477	$73,948	$30,108	$16,299	$5,857	220,689
Accumulated impairment charges	(87,427)	(73,948)	(30,108)	(10,200)	(2,799)	(204,482)

	$7,050	$—	$—	$6,099	$3,058	$16,207

Impairment of goodwill	(7,050)	—	—	(6,099)	—	(13,149)

Balance as of April 30, 2011
Goodwill	94,477	73,948	30,108	16,299	5,857	220,689
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(16,299)	(2,799)	(217,631)

	$—	$—	$—	$—	$3,058	$3,058

The components of intangible assets are as follows (in thousands):

	April 30, 2011				July 31, 2010
	Gross Carrying Amount	Accumulated amortization/ impairment	Net Book Value	Weighted average amortization period	Gross Carrying Amount	Accumulated amortization	Net Book Value	Weighted average amortization period
Client Relationships	$34,500	$31,349	$3,151	7 years	$34,500	$21,503	$12,997	7 to 10 years
Developed Technology	13,992	12,088	1,904	3 to 7 years	13,992	5,638	8,354	3 to 8 years
Trade Names	5,405	4,756	649	3 to 7 years	5,405	2,800	2,605	3 to 8 years
Non-competes	713	681	32	1 to 5 years	713	496	217	1 to 5 years

Total	$54,610	$48,874	$5,736		$54,610	$30,437	$24,173

As of April 30, 2011, approximately $0.9 million, $0.4 million, $0.7 million and $3.8 million of the Company’s remaining intangible assets relate to the Company’s Americas, Asia, TFL and e-Business operating segments, respectively.

Amortization expense for intangible assets for the three and nine months ended April 30, 2011 totaled approximately $1.1 million and $4.4 million, respectively.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Estimated annual amortization expense for intangible assets for the next five years ending July 31 is as follows:

Fiscal Year	Amount
(in thousands)
Remaining three months ended July 31, 2011	$1,046
2012	$1,325
2013	$1,322
2014	$1,281
2015	$762

(5) SHARE-BASED PAYMENTS

Stock options for the purchase of approximately 0.2 million shares of the Company’s common stock were awarded to executives during the nine months ended April 30, 2011 at a weighted average exercise price of $6.37 per share. The weighted average option fair value was $2.94 per share. The weighted average option fair value was calculated using the binominal-lattice model with the following weighted average assumptions: expected volatility of 62.8%, risk-free rate of 1.03% and expected life of 4.27 years.

Additionally, approximately 0.2 million nonvested shares were awarded to executives during the nine months ended April 30, 2011 at a weighted average fair value of $6.37 per share. The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date.

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the three and nine months ended April 30, 2011 and 2010, which was allocated as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Cost of goods sold	$90	$74	$282	$249
Selling, general and administrative	632	826	2,337	3,047

	$722	$900	$2,619	$3,296

(6) OTHER LOSSES, NET

The following table reflects the components of “Other losses, net”:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Foreign currency exchange losses	$(1,523)	$(1,257)	$(3,514)	$(1,752)
Gain on sale of investments	115	151	166	252
Impairment of investment	(67)	—	(67)	—
Gain (loss) on disposal of assets	8	(35)	49	(103)
Other, net	(174)	(12)	(572)	(129)

	$(1,641)	$(1,153)	$(3,938)	$(1,732)

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company recorded foreign exchange losses of approximately $1.5 million and $3.5 million during the three and nine months ended April 30, 2011, respectively. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe. During the three months ended April 30, 2011, the Company recorded a gain of approximately $0.1 million related to the sale of available for sale securities. During the three months ended April 30, 2011, the Company recorded a $0.1 million write-off of an investment in a private company, which has filed for bankruptcy. Additionally, during the nine months ended April 30, 2011, the Company recorded gains of approximately $0.1 million related to distribution of proceeds from the acquisition by third parties of H2Gen Innovations, Inc. and M2E Power, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow.

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

(7) RESTRUCTURING AND OTHER CHARGES

The following table summarizes the activity in the restructuring accrual for the three and nine months ended April 30, 2011:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2010	$181	$3,451	$—	$3,632

Restructuring charges	816	—	—	816
Restructuring adjustments	—	(27)	—	(27)
Cash paid	(244)	(486)	—	(730)

Accrued restructuring balance at October 31, 2010	$753	$2,938	$—	$3,691

Restructuring charges	283	—	—	283
Restructuring adjustments	(6)	135	—	129
Cash paid	(629)	(867)	—	(1,496)

Accrued restructuring balance at January 31, 2011	$401	$2,206	$—	$2,607

Restructuring charges	—	—	—	—
Restructuring adjustments	—	—	—	—
Cash paid	(242)	(448)	—	(690)

Accrued restructuring balance at April 30, 2011	$159	$1,758	$—	$1,917

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The net restructuring charges for the three and nine months ended April 30, 2011 and 2010 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Cost of revenue	$—	$88	$1,022	$391
Selling, general and administrative	—	172	179	34

	$—	$260	$1,201	$425

During the nine months ended April 30, 2011, the Company recorded a net restructuring charge of approximately $1.2 million. Of this amount, for the nine months ended April 30, 2011, approximately $1.1 million related to the workforce reduction of 55 employees in the Americas and Asia and approximately $0.1 million of the recorded net restructuring charge related to changes in estimates for previously recorded facilities lease obligations primarily based on changes to the underlying assumptions.

During the three and nine months ended April 30, 2010, the Company recorded a net restructuring charge of approximately $0.3 million and $0.4 million, respectively. During the three and nine months ended April 30, 2010, approximately, $0.2 million of the restructuring charge resulted from an early termination payment of a lease in Budapest, Hungary. The Company recorded approximately $(16,000) and $0.1 million for the three and nine months ended April 30, 2010, respectively, due to changes in estimates for previously recorded facilities lease obligations primarily based on changes to the underlying assumptions.

The following table summarizes the restructuring accrual by reportable segment and the Corporate-level activity for the three and nine months ended April 30, 2011:

	Americas	Asia	Europe	Corporate-level Activity	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2010	$3,148	$—	$484	$—	$3,632

Restructuring charges	457	350	—	9	816
Restructuring adjustments	(27)	—	—	—	(27)
Cash paid	(637)	(222)	138	(9)	(730)

Accrued restructuring balance at October 31, 2010	$2,941	$128	$622	$—	$3,691

Restructuring charges	38	238	—	7	283
Restructuring adjustments	135	(6)	—	—	129
Cash paid	(650)	(360)	(479)	(7)	(1,496)

Accrued restructuring balance at January 31, 2011	$2,464	$—	$143	$—	$2,607

Restructuring charges	—	—	—	—	—
Restructuring adjustments	—	—	—	—	—
Cash paid	(611)	—	(79)	—	(690)

Accrued restructuring balance at April 30, 2011	$1,853	$—	$64	$—	$1,917

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(8) DERIVATIVES AND FINANCIAL INSTRUMENTS

The Company may enter into foreign currency exchange contracts to manage exposures to certain foreign currencies. The fair value of the Company’s foreign currency exchange contract is estimated based on the foreign exchange rates as of April 30, 2011. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. At April 30, 2011, the notional value of the Company’s foreign currency exchange contract was to sell $1.0 million U.S. dollars and to buy $1.0 million Australian dollars.

The Company believes that its forward currency exchange contract economically functions as an effective hedge of the underlying exposure; however the foreign currency contract does not meet the specific criteria for hedge accounting defined in Accounting Standards Codification Topic 815, “Derivatives and Hedging,” thus requiring the Company to record all changes in the fair value of this contract in earnings in the period of change. During the period ended April 30, 2011, the Company recorded a loss of approximately $0.1 million as a result of fair value change on its outstanding forward currency exchange contract. This loss has been included in “Other losses, net” in the Company’s consolidated statement of operations.

(9) SEGMENT INFORMATION

The Company has six operating segments: Americas; Asia; Europe; e-Business; ModusLink PTS and TFL. Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance, and due to certain quantitative thresholds being met, the Company has determined that it has four reportable segments: Americas, Asia, Europe and TFL. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its four reportable segments, the Company reports an All other category. The All other category represents the e-Business operating segment. As of July 31, 2010, the Company’s e-Business solutions operated within each of the Americas, Asia and Europe reportable segments. ModusLink OCS and TFL were each their own reportable segments as of July 31, 2010. On August 1, 2010 the Company merged ModusLink OCS with its e-Business solutions operations and the Company’s reporting structure and reportable segments changed. All prior year segment information has been restated to reflect this change. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s reportable segments and administration costs related to the Company’s venture capital activities. The Corporate-level activity balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating segments.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Net revenue:
Americas	$70,784	$73,245	$227,877	$228,910
Asia	57,112	60,107	177,404	203,196
Europe	63,695	62,400	219,494	218,773
TFL	6,415	8,937	23,943	13,705
All other	9,134	9,008	28,950	31,280

	$207,140	$213,697	$677,668	$695,864

Operating income (loss):
Americas	$(3,187)	$(3,907)	$(24,579)	$(8,686)
Asia	6,920	11,303	19,957	41,504
Europe	(2,170)	(1,376)	(1,086)	(2,338)
TFL	(275)	(307)	(14,847)	(734)
All other	485	(902)	1,488	141

Total Segment operating income (loss)	1,773	4,811	(19,067)	29,887

Corporate-level activity	(3,389)	(3,516)	(11,538)	(11,054)

Total operating income (loss)	$(1,616)	$1,295	$(30,605)	$18,833

Adjusted operating income:
Americas	$(1,555)	$(1,763)	$(2,391)	$(1,540)
Asia	8,542	13,099	25,485	46,802
Europe	(570)	353	3,681	2,374
TFL	(197)	(23)	(2,814)	(223)
All other	958	(427)	2,944	1,599

Total Segment Adjusted operating income	7,178	11,239	26,905	49,012
Corporate-level activity	(2,882)	(2,910)	(9,783)	(9,162)

Total Adjusted operating income	$4,296	$8,329	$17,122	$39,850

Adjusted operating income	$4,296	$8,329	$17,122	$39,850
Adjustments:
Depreciation	(4,128)	(4,217)	(12,321)	(12,668)
Amortization of intangible assets	(1,062)	(1,657)	(4,420)	(4,628)
Impairment of goodwill and intangible assets	—	—	(27,166)	—
Share-based compensation	(722)	(900)	(2,619)	(3,296)
Restructuring and other, net	—	(260)	(1,201)	(425)

Operating income (loss)	$(1,616)	$1,295	$(30,605)	$18,833
Other income (expense), net	(2,088)	(1,445)	(5,514)	(3,819)
Income tax expense	(1,331)	(942)	(3,772)	(4,997)
Income (loss) from discontinued operations	(91)	(2,334)	(239)	(2,319)

Net income (loss)	$(5,126)	$(3,426)	$(40,130)	$7,698

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	April 30, 2011	July 31, 2010
	(in thousands)
Total assets of continuing operations:
Americas	$145,462	$186,488
Asia	101,399	113,820
Europe	133,185	135,135
TFL	7,806	23,258
All other	24,806	27,738

Sub-total	412,658	486,439
Corporate-level activity	22,484	39,347

	$435,142	$525,786

As of April 30, 2011, approximately 61%, 16% and 23% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2010, approximately 72%, 13% and 15%, of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of April 30, 2011, approximately, $10.4 million, $7.4 million, $6.2 million, $4.2 million and $3.3 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands, Czech Republic, and China, respectively. As of July 31, 2010, approximately, $10.1 million, $6.8 million, $5.6 million, $3.6 million and $3.6 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands, Czech Republic and China, respectively.

During the three and nine months ended April 30, 2011, the Company generated revenue of approximately $34.5 million and $105.5 million, respectively, in China and approximately $27.7 million and $95.6 million, respectively, in the Netherlands. During the three and nine months ended April 30, 2010, the Company generated revenue of approximately $38.3 million and $137.0 million, respectively, in China and approximately $28.5 million and $102.6 million, respectively, in the Netherlands.

(10) EARNINGS PER SHARE

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per share for the three and nine months ended April 30, 2011 and 2010.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
BASIC
Net income (loss)	$(5,126)	$(3,426)	$(40,130)	$7,698
Less net income allocable to participating restricted stock	—	—	—	(68)

Net income (loss) available for basic common shares	$(5,126)	$(3,426)	$(40,130)	$7,630

Weighted average common shares outstanding	43,303	43,730	43,289	44,256

Basic net income (loss) per common share	$(0.12)	$(0.08)	$(0.93)	$0.17

DILUTED
Net income (loss)	$(5,126)	$(3,426)	$(40,130)	$7,698
Less net income allocable to participating restricted stock	—	—	—	(68)

Net income (loss) available for diluted common shares	$(5,126)	$(3,426)	$(40,130)	$7,630

Weighted average common shares outstanding	43,303	43,730	43,289	44,256
Weighted average common equivalent shares arising from: dilutive stock options	—	—	—	151

Weighted-average number of common and potential common shares	43,303	43,730	43,289	44,408

Diluted net income (loss) per common share	$(0.12)	$(0.08)	$(0.93)	$0.17

For the three and nine months ended April 30, 2011, approximately 2.6 million and 2.4 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

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

(11) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$(5,126)	$(3,426)	$(40,130)	$7,698
Net unrealized holding gain (loss) on securities	(24)	51	(73)	164
Foreign currency translation adjustment	7,605	(67)	14,121	1,085

Comprehensive income (loss)	$2,455	$(3,442)	$(26,082)	$8,947

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The components of accumulated other comprehensive income was as follows:

	April 30, 2011	July 31, 2010
	(in thousands)
Net unrealized holding gains (losses) on securities	$(26)	$47
Cumulative foreign currency translation adjustment	26,129	12,008
Minimum pension liability adjustment	2,182	2,182

Accumulated other comprehensive income	$28,285	$14,237

(12) INVENTORIES

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

Inventories consisted of the following:

	April 30, 2011	July 31, 2010
	(in thousands)
Raw materials	$57,109	$49,591
Work-in-process	2,956	2,006
Finished goods	23,198	22,499

	$83,263	$74,096

(13) CONTINGENCIES

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

(14) SHARE REPURCHASE PROGRAMS

In June 2010, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over an eighteen month period, (the “June 2010 Repurchase Program”). The timing and amount of any shares repurchased was to be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases could also be made under a Rule 10b5-1 plan, which permit shares to be repurchased when the Company might otherwise be precluded from doing so under inside trading laws. The Company retired and returned repurchased shares to the Company’s authorized, but not issued or outstanding common stock. The June 2010 Repurchase Program was funded using the Company’s working capital. During the three months ended April 30, 2011, the Company did not repurchase any shares under the June 2010

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Repurchase Program. During the nine months ended April 30, 2011 the Company repurchased an aggregate of approximately 0.2 million shares at a cost of approximately $1.4 million under the June 2010 Repurchase Program. As of April 30, 2011, the Company had repurchased an aggregate of approximately 0.5 million shares at a cost of approximately $3.4 million under the June 2010 Repurchase Program.

In October 2010, the Company announced that it would increase the Company’s commitment to capital distribution to stockholders to $40.0 million to return excess cash to stockholders during fiscal year 2011. During the three months ended April 30, 2011, the Company declared and paid a special dividend of $40.0 million in the aggregate, which was funded with available cash on hand and included amounts remaining under the June 2010 Repurchase Program. Accordingly, no further repurchases will be made under the June 2010 Repurchase Program.

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

(15) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. As of April 30, 2011 and July 31, 2010, the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $5.9 million and $5.8 million, respectively.

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Consolidated Statement of Operations. For the periods ended April 30, 2011 and July 31, 2010, the Company has not recognized any material interest expense related to uncertain tax positions. As of April 30, 2011 and July 31, 2010, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amount of $0.1 million for both periods. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months. For the three months and nine months ended April 30, 2011, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using enacted rates in those jurisdictions.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(16) @VENTURES INVESTMENTS

The Company maintains interests in several privately held companies primarily through its interests in two venture capital funds which invest as “@Ventures.” The Company invests in early stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. During the three and nine months ended April 30, 2011, approximately $1.5 million and $2.5 million, respectively, was invested by @Ventures in three privately held companies. At April 30, 2011, the Company’s carrying value of investments in privately held companies was approximately $14.1 million. During the nine months ended April 30, 2011 the Company recorded a $0.4 million impairment charge related to a certain investment in the @Ventures portfolio of companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statement of Operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary. Following the quarter ended April 30, 2011, the Company became aware that there may be indicators of impairment for certain investments. The Company is in process of completing its evaluation for impairment. The Company’s evaluation will be completed during the fourth quarter of fiscal year 2011.

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

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and across its segments, on the basis of “adjusted operating income (loss),” which is defined as operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets, share-based compensation and other charges not related to our baseline operating results. See Note 9 of the notes to the condensed consolidated financial statements included in Item 1 above for segment information, including a reconciliation of adjusted operating income (loss) to net income (loss).

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

Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, demand for our clients’ products, the effect of form factor changes, technology changes, revenue mix and demand for outsourcing services.

For the three months ended April 30, 2011, the Company reported net revenue of $207.1 million, an operating loss of $1.6 million, a loss from continuing operations before income taxes of $3.7 million, a net loss of $5.1 million and a gross margin percentage of 9.8%. For the nine months ended April 30, 2011, the Company reported net revenue of $677.7 million, an operating loss of $30.6 million, a loss from continuing operations before income taxes of $36.1 million, a net loss of $40.1 million and a gross margin percentage of 9.7%. Net loss for the nine months ended April 30, 2011 reflects a $27.2 million impairment charge recorded for goodwill and intangible assets at ModusLink PTS and TFL and an impairment charge of $0.4 million recorded on a certain investment included in the @Ventures investment portfolio and a $4.0 million price concession. We currently conduct business in The Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia and Mexico in addition to our United States operations. At April 30, 2011, we had cash and cash equivalents and available-for-sale securities of $119.3 million, and working capital of $189.3 million.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance has been and may be adversely affected by declines in the overall performance of the technology sector and the sustained economic uncertainty affecting the world economy. In addition, the drop in consumer demand for our clients’ products has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The market for our supply chain management services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore the mix of revenue derived from our various services and locations can impact on our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. During the three and nine months ended April 30, 2011, our gross margin percentages were 9.8% and 9.7%, respectively. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally react to margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three and nine months ended April 30, 2011, sales to Hewlett-Packard accounted for approximately 29% and 27%, respectively, of our consolidated net revenue, and sales to Advanced Micro Devices accounted for approximately 10% and 9%, respectively, of our consolidated net revenue. For the three and nine months ended April 30, 2010, sales to Hewlett-Packard accounted for approximately 31% and 29%, respectively, of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

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

Results of Operations

Three months ended April 30, 2011 compared to the three months ended April 30, 2010

Net Revenue:

	Three Months Ended April 30, 2011	As a % of Total Net Revenue	Three Months Ended April 30, 2010	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$70,784	34.2%	$73,245	34.3%	$(2,461)	(3.4)%
Asia	57,112	27.6%	60,107	28.1%	(2,995)	(5.0)%
Europe	63,695	30.7%	62,400	29.2%	1,295	2.1%
TFL	6,415	3.1%	8,937	4.2%	(2,522)	(28.2)%
All other	9,134	4.4%	9,008	4.2%	126	1.4%

Total	$207,140	100.0%	$213,697	100.0%	$(6,557)	(3.1)%

Net revenue decreased by approximately $6.6 million during the three months ended April 30, 2011, as compared to the same period in the prior year. This $6.6 million decrease was primarily a result of unfavorable pricing, form factor, and lower volumes from certain client programs, partially offset by new business and an estimated $2.6 million favorable impact from foreign currency translation. Approximately $123.1 million of the net revenue for the three months ended April 30, 2011 related to the procurement and re-sale of materials on behalf of our clients as compared to $121.4 million for the three months ended April 30, 2010.

During the three months ended April 30, 2011, net revenue in the Americas region decreased by approximately $2.5 million. This decrease resulted primarily from decreases in client order volumes. Within the Asia region, the net revenue decrease of approximately $3.0 million resulted from unfavorable pricing and form factor. Within the Europe region, net revenue increased by approximately $1.3 million primarily due to a favorable impact from foreign currency translation, partially offset by a decrease in revenues due to lower volumes. For TFL, net revenue decreased by approximately $2.5 million due to a decline in volume due to increased competition for the products TFL offers for sale.

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

Cost of Revenue:

	Three Months Ended April 30, 2011	As a % of Segment Net Revenue	Three Months Ended April 30, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$69,674	98.4%	$71,924	98.2%	$(2,250)	(3.1)%
Asia	44,009	77.1%	43,528	72.4%	481	1.1%
Europe	60,137	94.4%	58,136	93.2%	2,001	3.4%
TFL	5,691	88.7%	7,407	82.9%	(1,716)	(23.2)%
All other	7,395	81.0%	7,877	87.4%	(482)	(6.1)%

Sub-total	186,906	90.2%	188,872	88.4%	(1,966)	(1.0)%
Corporate-level activity	—	—	218	—	(218)	(100.0)%

Total	$186,906	90.2%	$189,090	88.5%	$(2,184)	(1.2)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $2.2 million for the three months ended April 30, 2011, as compared to the three months ended April 30, 2010. Gross margins for the second quarter of fiscal 2011 were 9.8% as compared to 11.5% in the prior year quarter. This decrease is attributable to price pressure and adverse changes in geographical and product mix.

For the three months ended April 30, 2011, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 1.6%, 22.9% and 5.6%, as compared to 1.8%, 27.6% and 6.8%, respectively, for the same period of the prior year. The decrease in gross margin within the Americas region is attributed to an adverse change in product mix. Within the Asia region, the decrease in gross margin is primarily attributed to price pressure and unfavorable product mix. Within the Europe region, the decrease of gross margin is attributed to decreased revenues and an unfavorable impact from foreign currency translation. Gross margin for TFL for the three months ended April 30, 2011 was 11.3 % compared with 17.1% in the prior year quarter. The decrease in gross margin is primarily attributed to adverse product mix and a decline in volumes during the three months ended April 30, 2011 compared to the prior year quarter.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures.

Selling, General and Administrative Expenses:

	Three Months Ended April 30, 2011	As a % of Segment Net Revenue	Three Months Ended April 30, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$3,898	5.5%	$4,495	6.1%	$(597)	(13.3)%
Asia	5,814	10.2%	4,861	8.1%	953	19.6%
Europe	5,727	9.0%	5,388	8.6%	339	6.3%
TFL	953	14.9%	1,553	17.4%	(600)	(38.6)%
All other	1,007	11.0%	1,784	19.8%	(777)	(43.6)%

Sub-total	17,399	8.4%	18,081	8.5%	(682)	(3.8)%
Corporate-level activity	3,389	—	3,314	—	75	2.3%

Total	$20,788	10.0%	$21,395	10.0%	$(607)	(2.8)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended April 30, 2011 decreased by approximately $0.6 million compared to the three month period ended April 30, 2010, primarily as a result of a $0.5 million decline in employee-related costs, a $0.2 million decline in insurance costs and a $0.5 million decrease in other expenses, which were partially offset by a $0.2 million increase in recruiting fees. Also, for the three months ended April 30, 2010 there was a $0.4 million decrease in the fair value of the TFL earnout.

Amortization of Intangible Assets:

	Three Months Ended April 30, 2011	As a % of Segment Net Revenue	Three Months Ended April 30, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$399	0.6%	$757	1.0%	$(358)	(47.3)%
Asia	369	0.6%	369	0.6%	—	—
Europe	—	—	—	—	—	—
TFL	47	0.7%	284	3.2%	(237)	(83.5)%
All other	247	2.7%	247	2.7%	—	—

Total	$1,062	0.5%	$1,657	0.8%	$(595)	(35.9)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., ModusLink OCS, ModusLink PTS and TFL. The $0.6 million decrease in amortization expense is due to the write-off of certain intangible assets during the second fiscal quarter ended January 31, 2011. The remaining intangible assets are being amortized over lives ranging from 1 to 4 years.

Restructuring and Other, net:

	Three Months Ended April 30, 2011	As a % of Segment Net Revenue	Three Months Ended April 30, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$—	—	$(23)	—	$23	100.0%
Asia	—	—	46	0.1%	(46)	(100.0)%
Europe	—	—	252	0.4%	(252)	(100.0)%
TFL	—	—	—	—	—	—
All other	—	—	1	—	(1)	(100.0)%

Sub-total	$—	—	$276	0.1%	(276)	(100.0)%
Corporate-level activity	—	—	(16)	—	16	100.0%

Total	$—	—	$260	0.1%	$(260)	(100.0)%

During the three months ended April 30, 2010, the Company recorded a net restructuring charge of approximately $0.3 million primarily due to a $0.2 million early termination payment of a lease in Budapest, Hungary, and changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

Interest Income/Expense:

During the three months ended April 30, 2011 and 2010, interest income was $0.1 million for both periods.

During the three months ended April 30, 2011 and 2010, interest expense totaled approximately $0.1 million for both periods. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Losses, net:

Other losses, net were approximately $1.6 million for the three months ended April 30, 2011. During the three months ended April 30, 2011, the Company recorded foreign exchange losses of approximately $1.5 million. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe. During the three months ended April 30, 2011, the Company recorded a gain of approximately $0.1 million related to the sale of available for sale securities. Also, during the three months ended April 30, 2011, the Company recorded a $0.1 million write-off of an investment in a private company, which has filed for bankruptcy.

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

Equity in Losses of Affiliates and Impairments:

Equity in losses of affiliates and impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates was $0.4 million and $0.2 million for the three months ended April 30, 2011 and 2010, respectively.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary. Following the quarter ended April 30, 2011, the Company became aware that there may be indicators of impairment for certain investments. The Company is in process of completing its evaluation for impairment. The Company’s evaluation will be completed during the fourth quarter of fiscal year 2011.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $14.1 million of investments in affiliates at April 30, 2011 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.4 million to $2.8 million.

Income Tax Expense:

During the three months ended April 30, 2011, the Company recorded income tax expense of approximately $1.3 million, as compared to income tax expense of $0.9 million for same period in the prior fiscal year. For the three months ended April 30, 2011, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. For the three months ended April 30, 2011 and 2010, the Company’s U.S. taxable income, and the taxable income for certain foreign locations, was offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the three months ended April 30, 2011, the Company recorded a net loss from discontinued operations of approximately $0.1 million, as compared to a net loss of $2.3 million for same period in the prior fiscal year. The net loss from discontinued operations primarily relates to accretion of the liability related to a facility lease obligation.

Results of Operations

Nine months ended April 30, 2011 compared to the nine months ended April 30, 2010

Net Revenue:

	Nine Months Ended April 30, 2011	As a % of Total Net Revenue	Nine Months Ended April 30, 2010	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$227,877	33.6%	$228,910	32.9%	$(1,033)	(0.5)%
Asia	177,404	26.2%	203,196	29.2%	(25,792)	(12.7)%
Europe	219,494	32.4%	218,773	31.4%	721	0.3%
TFL	23,943	3.5%	13,705	2.0%	10,238	74.7%
All other	28,950	4.3%	31,280	4.5%	(2,330)	(7.4)%

Total	$677,668	100.0%	$695,864	100.0%	$(18,196)	(2.6)%

Net revenue decreased by approximately $18.2 million during the nine months ended April 30, 2011, as compared to the same period in the prior year. The $18.2 million decrease in net revenue was due to a decline in volumes and a non-recurring $4.0 million price concession for a certain client program which was recorded as a reduction of revenue and an unfavorable impact from foreign currency translation. These decreases were partially offset by an increase in new business revenue and incremental revenue from TFL, which was acquired in the second quarter of fiscal year 2010. Approximately $409.6 million of the net revenue for the nine months ended April 30, 2011 related to the procurement and re-sale of materials on behalf of our clients as compared to $396.7 million for the nine months ended April 30, 2010.

During the nine months ended April 30, 2011, net revenue in the Americas region decreased by approximately $1.0 million. This decrease resulted primarily from declines in certain client programs, partially offset by increases in client order volumes. Within the Asia region, the net revenue decrease of approximately $25.8 million resulted from a decrease in client order volumes, price concessions and an unfavorable impact from foreign currency translation. Within the Europe region, net revenue increased by approximately $0.7 million primarily due to new business, partially, offset by declines in client order volumes and an unfavorable impact from foreign currency translation. At TFL, net revenue increased during the nine months ended April 30, 2011 compared to the prior year period due to incremental net revenue from TFL, which was acquired during the second quarter of fiscal year 2010.

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

Cost of Revenue:

	Nine Months Ended April 30, 2011	As a % of Segment Net Revenue	Nine Months Ended April 30, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$222,360	97.6%	$220,506	96.3%	$1,854	0.8%
Asia	138,466	78.1%	143,871	70.8%	(5,405)	(3.8)%
Europe	203,670	92.8%	202,788	92.7%	882	0.4%
TFL	23,231	97.0%	11,315	82.6%	11,916	105.3%
All other	23,962	82.8%	25,010	80.0%	(1,048)	(4.2)%

Sub-total	611,689	90.3%	603,490	86.7%	8,199	1.4%
Corporate-level activity	—	—	218	—	(218)	(100.0)%

Total	$611,689	90.3%	$603,708	86.8%	$7,981	1.3%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue increased by approximately $8.0 million for the nine months ended April 30, 2011, as compared to the nine months ended April 30, 2010. Gross margins for the first nine months of fiscal year 2011 were 9.7% as compared to 13.2% in the first nine months of fiscal year 2010. This decrease is attributable to a non-recurring $4.0 million price concession, changes in geographical mix, customer mix and product mix associated with the levels of procurement and re-sale of materials on behalf of our clients combined with a $1.5 million increase in inventory related charges. Also, in the prior year there was a $1.8 million reversal of a liability due to satisfaction of conditions under a prior agreement which was not present during the nine months ended April 30, 2011.

For the nine months ended April 30, 2011, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 2.4%, 21.9% and 7.2%, as compared to 3.7%, 29.2% and 7.3%, respectively, for the same period of the prior year. The decrease in gross margin within the Americas region is attributed to a change in product mix. Within the Asia region, the decrease in gross margin is primarily attributed to the non-recurring $4.0 million price concession and a decline in client volumes. Within the Europe region, gross margin was consistent with the prior year. Gross margin for TFL for the nine months ended April 30, 2011 was 3.0% compared with 17.4% in the prior year quarter. The decrease in gross margin is primarily attributed to a decline in client volumes, pricing and an increase in inventory related charges during the nine months ended April 30, 2011 compared to the prior year period.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures.

Selling, General and Administrative Expenses:

	Nine Months Ended April 30, 2011	As a % of Segment Net Revenue	Nine Months Ended April 30, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$11,687	5.1%	$14,413	6.3%	$(2,726)	(18.9)%
Asia	17,287	9.7%	16,718	8.2%	569	3.4%
Europe	16,904	7.7%	18,284	8.4%	(1,380)	(7.5)%
TFL	3,621	15.1%	2,614	19.1%	1,007	38.5%
All other	2,760	9.5%	5,387	17.2%	(2,627)	(48.8)%

Sub-total	52,259	7.7%	57,416	8.3%	(5,157)	(9.0)%
Corporate-level activity	11,538	—	10,854	—	684	6.3%

Total	$63,797	9.4%	$68,270	9.8%	$(4,473)	(6.6)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation and marketing expenses. Selling, general and administrative expenses during the nine months ended April 30, 2011 decreased by approximately $4.5 million compared to the nine month period ended April 30, 2010, primarily as a result of a $3.3 million decline in employee-related costs, a $1.7 million decline in software development costs, a $0.4 million decline in franchise taxes, a $0.3 million decline in travel expenses, a $0.2 million decline in insurance expenses and a $0.7 million decline in other expenses. These decreases were partially offset by a $0.6 million increase in professional fees, a $0.2 million increase in recruiting fees and the inclusion of $1.3 million of incremental selling, general and administrative expenses for TFL, which was acquired during the second quarter of fiscal year 2010.

Amortization of Intangible Assets:

	Nine Months Ended April 30, 2011	As a % of Segment Net Revenue	Nine Months Ended April 30, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,911	0.8%	$2,268	1.0%	$(357)	(15.7)%
Asia	1,107	0.6%	1,107	0.5%	—	—
Europe	—	—	—	—	—	—
TFL	660	2.8%	511	3.7%	149	29.2%
All other	742	2.6%	742	2.4%	—	—

Total	$4,420	0.7%	$4,628	0.7%	$(208)	(4.5)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., ModusLink OCS, ModusLink PTS and TFL. The $0.2 million decrease in amortization expense is due to the write-off of certain intangible assets during the second fiscal quarter ended January 31, 2011. The remaining intangible assets are being amortized over lives ranging from 1 to 4 years.

Impairment of Goodwill and Intangible Assets:

	Nine Months Ended April 30, 2011	As a % of Segment Net Revenue	Nine Months Ended April 30, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$15,889	7.0%	$—	—	$15,889	100.0%
Asia	—	—	—	—	—	—
Europe	—	—	—	—	—	—
TFL	11,277	47.1%	—	—	11,277	100.0%
All other	—	—	—	—	—	—

Total	$27,166	4.0%	$—	—	$27,166	100.0%

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

During the quarter ended January 31, 2011, indicators of potential impairment caused the Company to conduct an interim impairment test for goodwill and other long-lived assets, which includes amortizable intangible assets, for its ModusLink PTS and TFL reporting units in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2011. These indicators included continued operating losses, the departure of key personnel, and increasingly adverse trends that resulted in further deterioration of the current operating results and future prospects for both the ModusLink PTS and TFL reporting units. These adverse trends include increased competition for and a decline in the supply of quality products at a reasonable cost for TFL, pricing pressure from existing customers for ModusLink PTS, and the emergence and growth of new competitors for both ModusLink PTS and TFL.

As a result of the impairment test, the Company concluded that its goodwill was impaired as of January 31, 2011 and recorded a $13.2 million non-cash goodwill impairment charge, consisting of $7.1 million for ModusLink PTS and $6.1 million TFL during the quarter ended January 31, 2011. The Company also determined that its intangible assets were impaired and recorded a $14.0 million non-cash intangible asset impairment charge, consisting of $8.8 million for ModusLink PTS and $5.2 million for TFL during the quarter ended January 31, 2011. The goodwill and intangible asset impairment charges for ModusLink PTS are not deductible for tax purposes. The goodwill and intangible asset impairment charges for TFL are deductible as amortization for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows.

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

Restructuring and Other, net:

	Nine Months Ended April 30, 2011	As a % of Segment Net Revenue	Nine Months Ended April 30, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$608	0.3%	$409	0.2%	$199	48.7%
Asia	586	0.3%	(5)	—	591	—
Europe	6	—	39	—	(33)	(84.6)%
TFL	—	—	—	—	—	—
All other	1	—	(2)	—	3	(150.0)%

Sub-total	$1,201	0.2%	$441	0.1%	760	172.3%
Corporate-level activity	—	—	(16)	—	16	100.0%

Total	$1,201	0.2%	$425	0.1%	$776	182.6%

During the nine months ended April 30, 2011, the Company recorded a net restructuring charge of approximately $1.2 million. Of this amount, for the nine months ended April 30, 2011, approximately $1.1 million related to the workforce reduction of 55 employees in the Americas and Asia. For the nine months ended April 30, 2011 approximately $0.1 million of the recorded net restructuring charge related to changes in estimates for previously recorded facilities lease obligations primarily based on changes to the underlying assumptions.

During the nine months ended April 30, 2010, the Company recorded a net restructuring charge of approximately $0.4 million primarily due to a $0.2 million early termination payment of a lease in Budapest, Hungary, and changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

Interest Income/Expense:

During the nine months ended April 30, 2011, interest income decreased to $0.2 million from $0.3 million for the nine months ended April 30, 2010. The decrease in interest income was the result of lower average interest rates and lower average cash balances during the current period compared to the same period in the prior fiscal year.

During the nine months ended April 30, 2011 and 2010, interest expense totaled approximately $0.4 million for both periods. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Losses, net:

Other losses, net were approximately $3.9 million for the nine months ended April 30, 2011. During the nine months ended April 30, 2011, the Company recorded foreign exchange losses of approximately $3.5 million related to realized and unrealized losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe. During the nine months ended April 30, 2011, the Company recorded a gain of approximately $0.1 million related to the sale of available for sale securities. Also, during the nine months ended April 30, 2011, the Company recorded a $0.1 million write-off of an investment in a private company, which has filed for bankruptcy. Additionally, during the nine months ended April 30, 2011, the Company recorded gains of approximately $0.1 million related to distribution of proceeds from the acquisition by third parties of H2Gen Innovations, Inc. and M2E Power, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow. H2Gen Innovations, Inc. and M2E Power, Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods.

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

Equity in Losses of Affiliates and Impairments:

Equity in losses of affiliates and impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates was $1.4 million and $1.9 million for the nine months ended April 30, 2011 and 2010, respectively. The Company recorded its proportionate share of the affiliates’ losses of $1.0 million and $1.6 million for the nine months ended April 30, 2011 and 2010, respectively. During the nine months ended April 30, 2011 and 2010, the Company also recorded impairment charges of $0.4 million and $0.3 million, respectively, on certain investments included in the @Ventures portfolio of companies.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary. Following the quarter ended April 30, 2011, the Company became aware that there may be indicators of impairment for certain investments. The Company is in process of completing its evaluation for impairment. The Company’s evaluation will be completed during the fourth quarter of fiscal year 2011.

During the nine months ended April 30, 2011, based on the Company’s evaluation, it recorded a $0.4 million impairment charge related to its investment in a privately held company. This impairment charge is included in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statement of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $14.1 million of investments in affiliates at April 30, 2011 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.4 million to $2.8 million.

Income Tax Expense:

During the nine months ended April 30, 2011, the Company recorded income tax expense of approximately $3.8 million, as compared to income tax expense of $5.0 million for same period in the prior fiscal year. For the nine months ended April 30, 2011, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. For the nine months ended April 30, 2011 and 2010, the Company’s U.S. taxable income, and the taxable income for certain foreign locations, was offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the nine months ended April 30, 2011, the Company recorded a net loss from discontinued operations of approximately $0.2 million, as compared to a net loss of $2.3 million for the same period in the prior fiscal year. The net loss from discontinued operations primarily relates to changes to previously recorded estimates for facility lease obligations due to changes in the underlying sublease assumptions.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, returns generated by our venture capital investments and borrowings from lending institutions. As of April 30, 2011, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $119.1 million. In addition, on February 1, 2010 the Company and certain of its domestic subsidiaries entered into an Amended and Restated Credit Agreement and a Security Agreement (the “Credit Facility”) with a bank syndicate. The Credit Facility provides a senior secured revolving credit facility up to an initial aggregate principal amount of $40.0 million and is secured by substantially all of the domestic assets of the Company. The Credit Facility permits the Company to increase the aggregate principal amount by an additional $20.0 million upon certain conditions being met. The Credit Facility terminates on February 1, 2013. Interest on the Credit Facility is based on the type of borrowing, at the base rate or the Eurodollar rate plus an applicable rate that varies from 1.25% for the base rate and 2.25% to 2.75% for the Eurodollar rate depending on the Company’s consolidated leverage ratio. The Credit Facility includes certain restrictive financial covenants, which include a maximum consolidated leverage ratio, a minimum consolidated core cash flow leverage ratio and minimum global cash and restrictions that limit the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders. The Credit Facility amended and restated the Second Amended and Restated Loan and Security Agreement, (the “Loan Agreement”) dated October 31, 2005, as amended by and among ModusLink Corporation, SalesLink, LLC and SalesLink Mexico Holdings Corp., each a direct or indirect wholly owned subsidiary of the Company, with a bank syndicate, which expired January 31, 2010. On April 30, 2011, the Company did not have any debt outstanding and had letters of credit for $1.4 million outstanding under the Credit Facility.

In addition, the Company maintains an uncommitted credit facility of approximately $1.0 million in Taiwan. No amounts were outstanding under this facility at April 30, 2011. The Company’s working capital at April 30, 2011 was approximately $189.3 million.

On March 7, 2011 the Company announced that its Board of Directors had declared a special dividend of $0.9134 per common share outstanding, or $40.0 million in aggregate, with a payment date of March 31, 2011 and a record date of March 17, 2011. The aggregate amount paid to stockholders through the special cash dividend was funded with available cash on hand.

Cash used in operating activities of continuing operations represents income (loss) from continuing operations as adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities of continuing operations was $0.3 million and $33.7 million for the nine months ended April 30, 2011 and 2010, respectively. The $33.4 million decrease in cash provided by operating activities of continuing operations for the nine months ended April 30, 2011 compared with the same period in the prior year was due to an $22.3 million decrease in income (loss) from continuing operations as adjusted for non-cash items and an $11.2 million decrease in cash resulting from changes in operating assets and liabilities. During the nine months ended April 30, 2011, non-cash items included depreciation expense of $12.3 million, impairment of goodwill and intangible assets of $27.2 million, share-based compensation of $2.6 million, amortization of intangible assets of $4.4 million, non-operating losses, net, of $3.9 million, and equity in losses of affiliates and impairments of $1.4 million.

During the nine months ended April 30, 2010, non-cash items included depreciation expense of $12.7 million, share-based compensation of $3.3 million, amortization of intangible assets of $4.6 million, non-operating losses, net, of $1.7 million, and equity in losses of affiliates and impairments of $1.9 million.

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

Investing activities of continuing operations used cash of $8.8 million and $28.2 million for the nine months ended April 30, 2011 and 2010, respectively. The $8.8 million of cash used in investing activities during the nine months ended April 30, 2011 resulted primarily from $6.5 million in capital expenditures and $2.5 million of investments in affiliates, partially offset by $0.1 million in proceeds from the sale of available-for-sale securities. The $28.2 million of cash used in investing activities during the nine months ended April 30, 2010 resulted primarily from $29.6 million for the acquisition of TFL, $6.6 million in capital expenditures and $3.2 million of investments in affiliates. The use of cash was partially offset by $10.0 million of proceeds from the maturity of short-term investments and $1.1 million in proceeds from the sale of equity investments in affiliates. As of April 30, 2011, the Company had a carrying value of $14.1 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities of continuing operations used cash of $41.5 million and $12.5 million for the nine months ended April 30, 2011 and 2010, respectively. The $41.5 million of cash used for financing activities of continuing operations during the nine months ended April 30, 2011 primarily related to a $40.0 million payment of a special dividend, $1.6 million of cash used to repurchase the Company’s common stock and $40 thousand of capital lease repayments which were partially offset by $0.2 million of proceeds from the issuance of common stock. The $12.5 million of cash used for financing activities of continuing operations during the nine months ended April 30, 2010 primarily related to $11.5 million of cash used to repurchase the Company’s common stock, $0.8 million of debt issuance costs related to the Credit Facility the Company entered into on February 1, 2010 and $0.4 million of capital lease repayments, which were partially offset by $0.2 million of proceeds from the issuance of common stock. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used for discontinued operations totaled $1.3 million and $1.2 million for the nine months ended April 30, 2011 and 2010, respectively, primarily for ongoing lease obligations.

Given the Company’s cash resources as of April 30, 2011, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. There are no material capital expenditure requirements as of April 30, 2011. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Arrangements

The Company does not have any significant off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010. The Company’s gross liability for unrecognized tax benefits was approximately $5.9 million and approximately $0.1 million of accrued interest and penalties as of April 30, 2011. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

The Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of April 30, 2011, the Company had no recorded liabilities with respect to these arrangements.

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

Critical Accounting Policies

The preparation of our quarterly financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation expense, inventories, investments, income taxes, restructuring, impairment of long-lived assets, goodwill and other intangible assets, contingencies and litigation. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: preparing investment valuations; determining discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; determining future lease assumptions related to restructured facility lease obligations; and establishing income tax liabilities are the estimates most likely to have a material impact on our financial position and the results of operations. Some accounting policies may have a significant impact on amounts reported in these financial statements. During the three and nine months ended April 30, 2011, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

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

Interest Rate Risk

At April 30, 2011, the Company had no outstanding borrowings under its Credit Facility with a bank syndicate and the Company had no open derivative positions with respect to its borrowing arrangements.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of April 30, 2011, the Company had one outstanding foreign currency exchange contract.

Revenues from our foreign operating segments accounted for approximately 58% and 59% of total revenues during the three and nine months ended April 30, 2011, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three and nine months ended April 30, 2011, we recorded foreign currency translation gains of approximately $7.6 million and $14.1 million, respectively which are recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three and nine months ended April 30, 2011, we recorded realized and unrealized foreign currency transaction losses of approximately $1.5 million and $3.5 million, respectively which are recorded in “Other gains (losses), net” in our consolidated statement of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company of its common stock during the quarter ended April 30, 2011:

Period	Total Number of Shares Repurchased (1)		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2011-February 28, 2011	61	(2)	$6.76	—	$6,614,769
March 1, 2011-March 31, 2011	—		—	—	—
April 1, 2011-April 30, 2011	61	(2)	$5.21	—	—

(1)	In June 2010, the Company authorized the repurchase of up to $10.0 million of its common stock from time to time on the open market or in privately negotiated transactions over an eighteen month period (the “Program”). The Company repurchased an aggregate of 526,114 shares of its common stock pursuant to the Program for approximately $3.4 million. See Note 14 of the notes to the condensed consolidated financial statements included in Item 1 above for information regarding, the Program, under which no further purchases will be made.
(2)	Consists of 61 shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 5.	Other Information.

During the quarter ended April 30, 2011, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: June 9, 2011	By:	/S/ STEVEN G. CRANE
Steven G. Crane Chief Financial Officer

EXHIBIT INDEX

10.1	First Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2011 and effective as of January 31, 2011 by and among ModusLink Global Solutions, Inc., certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Bank USA, National Association.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.