Form 10-K
period 2011-07-31
ModusLink Global Solutions Inc
filed 2011-10-14
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission file number: 000-23262

ModusLink Global Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2921333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Trapelo Road Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(781) 663-5001

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $262,880,716.

On October 7, 2011, the Registrant had outstanding 43,820,641 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JULY 31, 2011

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

The Company’s services and solutions span the forward supply chain, aftermarket service requirements and e-business processes and leverage an integrated global network of solution centers to manage all aspects of the end-to-end supply chain. Over the past decade, the Company has expanded its services by acquiring and developing businesses focused on supply chain management services, entitlement, e-business management solutions, consumer-electronics repair services and reverse logistics services. Open Channel Solutions, Inc. was acquired on March 18, 2008 and changed its name to ModusLink Open Channel Solutions, Inc. (“ModusLink OCS”) during fiscal year 2009. Effective August 1, 2010, ModusLink OCS was merged with the Company’s e-Business solutions. The Company’s e-Business operations provides integrated e-commerce, customer support, financial transaction processing, physical shipment and returns processes on a global basis, and entitlement and e-business management solutions. ModusLink PTS, acquired as PTS Electronics, Inc. on May 2, 2008, provides consumer-electronics service repair and reverse logistics services. TFL, acquired on December 4, 2009, processes and markets customer-returned consumer electronics and business technology products.

The Company has six operating segments: Americas; Asia; Europe; e-Business; ModusLink PTS and TFL. Each of these operating segments has designated management teams with direct responsibility over the operations of the respective operating segment. During the fiscal year ended July 31, 2011, the Company determined that it has four reportable segments, Americas, Asia, Europe, and TFL. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its four reportable segments, the Company reports an All other category. The All other category represents the e-Business operating segment. As of July 31, 2010, the Company’s e-Business solutions operated within each of the Americas, Asia and Europe reportable segments. ModusLink OCS and TFL were each their own reportable segments as of July 31, 2010. On August 1, 2010 the Company merged ModusLink OCS with its e-Business solutions operations and the Company’s reporting structure and reportable segments changed. All prior year segment information has been restated to reflect this change. The Company also has Corporate-level activity consisting primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s reportable segments and administration costs related to the Company’s venture capital activities. The Corporate-level activity balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating segments. Certain segment information, including revenue, profit and asset information, is set forth in Note 4 of the accompanying notes to consolidated financial statements included in Item 8 below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986. The Company’s address is 1601 Trapelo Road, Suite 170, Waltham, Massachusetts 02451.

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

e-Business

ModusLink enables a direct end-user revenue channel for clients through its e-Business solutions that include integrated e-commerce, customer support, financial transaction processing and physical shipment and returns processes on a global basis. e-Business also delivers entitlement management capabilities. The entitlement management solutions facilitate revenue generation for software publishers and related businesses by managing the complexities of multi-channel subscription and customer access rights (entitlements) inherent in software licensing through a line of technology, consulting and customer support solutions.

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

Tech for Less, LLC

On December 4, 2009, the Company completed the acquisition of Tech for Less, LLC, a processor and marketer of customer-returned consumer electronics and business technology products. The Company acquired 100% of the equity interest of TFL for approximately $31.0 million.

Acquisitions in Fiscal 2008

Open Channel Solutions, Inc.

On March 18, 2008, the Company completed the acquisition of Open Channel Solutions, Inc., a leading global provider of entitlement and e-business management solutions and services. ModusLink previously had an equity interest in Open Channel Solutions, Inc., which interest was originally acquired when the Company acquired Modus Media, Inc. The acquisition of Open Channel Solutions, Inc. provides a complementary offering which permits the Company to offer a “digital to physical” supply chain management solution. Open Channel Solutions, Inc. changed its name to ModusLink Open Channel Solutions, Inc. during fiscal year 2009. Effective August 1, 2010, the Company merged ModusLink OCS with its e-Business solutions operations.

The e-Business operations work with industry-leading software publishers, digital content providers and OEMs to more effectively manage volumes and multichannel licensing program for a better return on investment. e-Business’ Poetic® Licensing

Management System is designed to centrally manage the complete range of multichannel entitlement management operations including business-to-business order management, license and feature activation, upgrades, renewal management and electronic software download.

PTS Electronics

On May 2, 2008, the Company completed the acquisition of PTS Electronics, Inc., a leading provider of end-to-end aftermarket supply chain services and solutions and one of the largest technology repair service and reverse logistics providers in the industry. PTS Electronics, Inc. changed its name to ModusLink PTS, Inc. during fiscal year 2009. ModusLink PTS offers a comprehensive portfolio of Aftermarket Solutions, including Repair and Remanufacture, Returns Management and Value Recovery. ModusLink PTS maintains more than 300 test stations for live air testing of all television products, has over 50,000 parts in stock for daily rebuild demand and ships thousands of orders every day. The variety of consumer electronics service solutions offered by ModusLink PTS creates a strategic extension of the end-to-end supply chain solutions offered through ModusLink.

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

Facilities

The Company’s global footprint consists of an integrated network of strategically located facilities in 14 countries, including numerous sites throughout North America, Europe and Asia. The Company’s regionally optimized and highly scalable solution centers are designed to provide the flexibility to manage supply chain requirements, deliver and configure products in-region, close to the point of consumption or close to the point of manufacturing in low-cost regions, such as China, Eastern Europe and Mexico for maximum efficiency and cost-effectiveness.

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

Clients

A limited number of clients account for a significant percentage of the Company’s consolidated net revenue. For the fiscal year ended July 31, 2011, the Company’s 10 largest customers accounted for approximately 73% of consolidated net revenue. This compares to the Company’s 10 largest customers accounting for approximately 74% of consolidated net revenue for the fiscal year ended July 31, 2010. Sales to one client, Hewlett-Packard, accounted for approximately 28% and 29%, respectively of the Company’s consolidated net revenue for the fiscal years ended July 31, 2011 and 2010, respectively. Sales to three clients, Hewlett-Packard, Advanced Micro Devices and SanDisk Corporation, accounted for approximately 27%, 10%, and 11%, respectively, of the Company’s consolidated net revenue for the fiscal year ended July 31, 2009. In general, the Company does not have any agreements which obligate any client to buy a minimum amount of services from the Company, or to designate the Company as its sole supplier of any particular services. The loss of a significant amount of business with any key client could have a material adverse effect on the Company. The Company believes that it will continue to derive the vast majority of its consolidated operating revenue from sales to a small number of clients. There can be no assurance that revenue from key clients will not decline in future periods.

The Company sells its services to its clients primarily on a purchase order basis rather than pursuant to contracts with minimum purchase requirements. Consequently, sales are subject to demand variability by such clients. The Company purchases and maintains adequate levels of inventory in order to meet client needs rapidly and on a timely basis. The Company has no guaranteed price, quantity or delivery agreements with our suppliers. Because of the diversity of its services, as well as the wide geographic dispersion of our facilities, the Company uses numerous sources for the wide variety of raw materials needed for its operations. The Company has not been and does not expect to be adversely affected by an inability to obtain materials.

International Operations

We currently conduct business in the Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia and Mexico in addition to our United States operations. In fiscal year 2011, approximately 58% of the Company’s consolidated net revenues were generated internationally. Refer to Note 4 of the accompanying notes to consolidated financial statements included in Item 8 below.

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

Seasonality

Our clients’ products are subject to seasonal consumer buying patterns. As a result, the services we provide to our clients are also subject to seasonality, with significantly higher revenues and operating income typically being realized from handling our clients’ products during the first half of our fiscal year, which includes the holiday selling season.

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

Employees

At July 31, 2011, we employed approximately 4,000 persons on a full-time basis, 1,200 in the Americas, 1,500 in Asia and 1,300 in Europe. Our subsidiaries in Mexico are parties to collective bargaining agreements covering approximately 23 employees. Our subsidiaries in France and the Netherlands are parties to collective bargaining agreements covering approximately 386 employees. Approximately 180 of the employees of our Ireland subsidiaries are members of labor unions. We consider our employee relations to be good. From time to time we hire project-based, temporary workers based on our client needs and seasonality of our business and at times the number of such workers may approximate the number of our full-time employees.

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

In addition, the loss of any one or more of our key clients would cause our revenues to decline. For the year ended July 31, 2011, sales to one client, Hewlett-Packard, accounted for approximately 28% of our consolidated net revenue. During the year ended July 31, 2011, ten clients accounted for approximately 73% of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us, or to designate us as its sole supplier of any particular services. The loss of business with any key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. We cannot assure you that our revenue from key clients will not decline in future periods.

In August 2011, Hewlett-Packard announced that its Board of Directors authorized the evaluation of strategic alternatives for its Personal Systems Group (“PSG”), including the exploration of the separation of its PC business into a separate company through a spin-off or other transaction. The impact to the Company of any potential transaction that Hewlett Packard may pursue and complete related to their PSG cannot be estimated at this time.

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

For the fiscal year ended July 31, 2011, we reported an operating loss of approximately $35.0 million, which includes non-cash charges of $27.2 million for impairment of goodwill and intangible assets and $2.5 million for impairment of investments. While we have reported operating profitability in past periods, as a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict and may fluctuate significantly. We anticipate that we will continue to incur significant operating expenses in the future, including significant costs of revenue and selling, general and administrative expenses. Therefore, we cannot assure you that we will achieve or sustain operating profitability in the future. We also have significant commitments and contingencies, including real estate leases, continuing stadium sponsorship obligations, and inventory purchase obligations. We may also use significant amounts of cash to grow and expand our operations, including additional acquisitions. At July 31, 2011, we had consolidated cash, cash equivalents and marketable securities balance of approximately $111.4 million, and fixed contractual obligations of approximately $124.2 million. Approximately $66.6 million of the fixed contractual obligations are due in less than one year. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

Disruption in the economy and financial markets could have a negative effect on our business.

The economy and financial markets in the United States, Europe and Asia have experienced extreme disruption during the last three years, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. The businesses of our clients, and in turn our business, is highly dependent on consumer demand, which has been affected by the economic downturn and is highly uncertain. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which could then lead to further challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likelihood, duration and severity of disruptions in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.

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

We derive a substantial portion of our revenue by providing supply chain management services to a small number of clients, that may in the future experience financial difficulty, particularly in light of conditions in the credit markets and the overall economy. Our suppliers may also experience financial difficulty in this environment. If our clients experience financial difficulty, we could have difficulty recovering amounts owed to us from these clients, or demand for our services from these customers could decline. Additionally, if our suppliers experience financial difficulty, we could have difficulty sourcing supply necessary to fulfill production requirements and meet scheduled shipments. These conditions could adversely affect our financial position and results of operations.

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

Our contracts do not contain minimum purchase requirements and we sell primarily on a purchase order basis. Therefore, our sales are subject to demand variability by our clients, which is difficult to predict and has fluctuated and may continue to fluctuate significantly. The level and timing of orders placed by these clients vary for a variety of reasons, including seasonal buying by end- users, the introduction of new technologies and general economic conditions. If we are unable to anticipate and respond to the demands of our clients, we may lose clients because we have an inadequate supply of their products needed, or we may have excess inventory, either of which may harm our business, financial position and operating results.

We must maintain adequate levels of inventory in order to meet client needs, which present risks to our financial position and operating results.

We often purchase and maintain adequate levels of our clients’ inventory in order to meet client needs rapidly and on a timely basis. The markets, including the technology sector served by many of our clients, are subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. The majority of our clients offer protection from the loss in value of inventory. However, our clients may become unable or unwilling to fulfill their protection obligations. The inability of our clients to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage the inventory on hand with our clients with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, which may harm our business, financial position and operating results.

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

We currently conduct business in the Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia and Mexico in addition to our United States operations. International revenue accounted for approximately 58% of our total consolidated net revenue for the year ended July 31, 2011. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. There is also additional risk if the foreign currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we may enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

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

The market price of our common stock has been and is likely to continue to be volatile. Recently, the stock market has experienced significant price and volume fluctuations, which have particularly impacted the market prices of equity securities of many companies providing technology-related products and services. Our common stock has traded as low as $4.16 per share and as high as $7.44 per share during the fiscal year ended July 31, 2011. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of these companies. Future market movements may adversely affect the market price of our common stock.

We may incur impairments to goodwill or long-lived assets.

We test goodwill for impairment annually or if a triggering event occurs. We also test long-lived assets for impairment if a triggering event occurs. Our policy is to perform the annual impairment testing for all reporting units, determined to be the Americas, Europe, Asia, e-Business, ModusLink PTS and TFL, on July 31 of each fiscal year or whenever events or circumstances change that would more likely than not reduce the fair value of any of our reporting units below its carrying value. We recorded a non-cash goodwill impairment charge of $13.2 million in the second quarter ended January 31, 2011, consisting of $7.1 million for the ModusLink PTS reporting unit and $6.1 million for the TFL reporting unit. The Company also determined that its intangible assets were impaired and recorded a $14.0 million non-cash intangible asset impairment charge, consisting of $8.8 million for ModusLink PTS and $5.2 million for TFL during the quarter ended January 31, 2011. Both impairment charges were recorded in connection with the preparation of our quarterly financial statements for the quarter ended January 31, 2011. The Company performed its annual impairment test on July 31, 2011 and concluded that there was no additional goodwill impairment. We will continue to test goodwill for impairment annually and upon the occurrence of a triggering event.

We recorded a non-cash goodwill impairment charge of $25.8 million at July 31, 2010, consisting of $2.8 million for e-Business, $12.8 million for ModusLink PTS and $10.2 million for TFL. We recorded a non-cash goodwill impairment charge of $164.7 million in the second quarter of fiscal 2009 related to the Company’s Americas, Europe and Asia reporting units. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in preparing our valuations of our reporting units for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected.

As of July 31, 2011, we had a goodwill balance of $3.1 million related to the e-Business reporting unit. As of July 31, 2011, $24.7 million, $13.6 million, $17. 2 million, $1.0 million and $7.9 million of the Company’s long-lived assets related to the Americas, Asia, Europe, TFL and e-Business reporting units, respectively. As a result of the analyses performed as of July 31, 2011, the Company concluded that there was no impairment on the $3.1 million of goodwill and the Company’s long-lived assets. Goodwill and long-lived asset impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long-term growth rates and the level and timing of future cash flows. As a result, several factors could result in the impairment of some or all of our goodwill balance and our long-lived assets in future periods, including, but not limited to further weakening of the global economy, continued weakness in the industry, or failure of the Company to reach our internal forecasts which could impact our ability to achieve our forecasted levels of cash flows.

It is not possible at this time to determine if any such future impairment charge would result from these factors, or if it does, whether such charges would be material. We will continue to review our goodwill and other long-lived assets for possible impairment. We cannot be certain that a downturn in our business or changes in market conditions will not result in an impairment of goodwill or other long-lived assets and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

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

Investments made by @Ventures are (i) carried at the lesser of their historic cost basis or net realizable value or (ii) accounted for under the equity method of accounting, if we hold at least 20% but less than 50% of the issued and outstanding stock of the investee. At July 31, 2011, these investments had a carrying value of $12.0 million.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. We recorded non-cash impairment charges related to our @Ventures investments of approximately, $2.5 million, $0.3 million and $16.8 million during the fiscal years ended July 31, 2011, 2010 and 2009. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations.

ITEM 1B.— UNRESOLVED STAFF COMMENTS

None.

ITEM 2.— PROPERTIES

We lease or own more than 25 facilities in 14 countries from which we operate ModusLink Corporation, which facilities consist of office and warehouse space. These facilities are located throughout the world, including significant facilities throughout the United States (including our corporate headquarters in Waltham, Massachusetts), in Mexico, Europe, Taiwan, Singapore, Malaysia, Japan, China and Australia. TFL operates from its leased headquarters in Colorado. ModusLink PTS operates from its leased headquarters in Indiana and leases three facilities in Indiana. e-Business operates from its leased facilities in the Netherlands with offices in Dedham, Massachusetts, Utah, Singapore and Australia. We believe that our existing facilities are suitable and adequate for our present purposes, and that new facilities will be available in the event we need additional or new space.

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

Fiscal Year Ended July 31, 2011	High	Low
First Quarter	$7.44	$5.75
Second Quarter	$7.17	$6.13
Third Quarter	$7.16	$5.09
Fourth Quarter	$5.26	$4.16

Fiscal Year Ended July 31, 2010	High	Low
First Quarter	$8.96	$6.76
Second Quarter	$10.62	$7.75
Third Quarter	$11.10	$8.32
Fourth Quarter	$9.03	$5.82

Stockholders

As of October 7, 2011, there were approximately 4,300 holders of record of common stock of the Company.

Dividends

On March 7, 2011 the Company announced that its Board of Directors had declared a special dividend of $0.9134 per common share outstanding, or $40.0 million in aggregate, with a payment date of March 31, 2011 and a record date of March 17, 2011.

Prior to the special cash dividend announced on March 7, 2011, the Company had never declared or paid cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its common stock during the quarter ended July 31, 2011.

	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2011 to May 31, 2011	284	(1)	$5.22	—	—
June 1, 2011 to June 30, 2011	1,691	(1)	$4.24	—	—
July 1, 2011 to July 31, 2011	523	(1)	$4.19	—	—

(1)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Equity Compensation Plans

Information regarding the Company’s equity compensation plans and the securities authorized for issuance there under is set forth in Item 12 of Part III.

ITEM 6.— SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information of the Company for the five years ended July 31, 2011. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and our accompanying consolidated financial statements and notes to consolidated financial statements in Item 8 below. On March 18, 2008, we acquired Open Channel Solutions, Inc. During fiscal year 2009 Open Channel Solutions, Inc. changed its name to ModusLink Open Channel Solutions, Inc. (“ModusLink OCS”). Effective August 1, 2010 ModusLink OCS was merged with the Company’s e-Business operations. On May 2, 2008, we acquired ModusLink PTS. On December 4, 2009, we acquired TFL. The following consolidated financial data includes the results of operations of the e-Business operations, ModusLink PTS and TFL from their dates of acquisition. The historical results presented herein are not necessarily indicative of future results.

	Years Ended July 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$876,466	$923,996	$1,008,554	$1,068,207	$1,143,026
Cost of revenue	792,833	807,393	886,119	930,629	1,011,961
Selling, general and administrative	85,187	92,855	100,409	113,969	106,836
Amortization of intangible assets	5,457	6,308	5,485	3,773	4,821
Impairment of goodwill and intangible assets	27,166	25,800	164,682	14,000	—
Restructuring, net	795	(1,433)	19,552	5,465	4,643

Operating income (loss)	(34,972)	(6,927)	(167,693)	371	14,765
Interest income (expense), net	(215)	(263)	691	6,595	7,905
Other gains (losses), net	(4,663)	(988)	820	16,149	31,874
Equity in income (losses) of affiliates and impairments	(4,308)	(2,129)	(16,565)	589	1,726
Income tax expense	4,527	5,162	10,831	10,425	7,135

Income (loss) from continuing operations	(48,685)	(15,469)	(193,578)	13,279	49,135
Income (loss) from discontinued operations, net of income taxes	(330)	(2,318)	126	(4,151)	276

Net income (loss)	$(49,015)	$(17,787)	$(193,452)	$9,128	$49,411

Basic and Diluted earnings (loss) per share:
Earnings from continuing operations	$(1.12)	$(0.35)	$(4.26)	$0.28	$1.00
Income (loss) from discontinued operations, net of income taxes	(0.01)	(0.05)	0.00	(0.09)	0.01

Net earnings (loss)	$(1.13)	$(0.40)	$(4.26)	$0.19	$1.01

Shares used in computing basic earnings (loss) per share	43,294	44,104	45,372	47,747	48,455

Shares used in computing diluted earnings (loss) per share	43,294	44,104	45,372	47,901	48,833

	As of July 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$184,248	$222,613	$236,979	$238,742	$320,206
Total assets	422,362	525,786	555,821	810,560	819,128
Long-term obligations	17,686	19,974	21,109	29,413	43,706
Stockholders’ equity	243,179	318,701	345,598	545,974	555,069

ITEM 7.—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “adjusted operating income (loss),” which is defined as operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets, share-based compensation and other charges not related to our baseline operating results. See Note 4 of the accompanying notes to consolidated financial statements included in Item 8 below for segment information, including a reconciliation of adjusted operating income (loss) to net income (loss).

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

Our focus during fiscal 2011 remained consistent with the continued execution against our long-term strategic plan, and the implementation of the following initiatives which are designed to achieve our long-term goals:

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

During the fiscal year ended July 31, 2009, the Company saw a significant weakening in the business environment and global economy. Management believes that the declines in revenues during the fiscal years ended July 31, 2011 and 2010 compared with the fiscal year ended July 31, 2009 are in large part due to the weakening in the global economic environment. During fiscal year 2009, the Company implemented restructuring plans to better position the Company for the long-term, given the ongoing challenging economic environment. The cost cutting actions that were taken during fiscal year 2009 as a result of the general economic decline included the elimination of approximately 500 jobs and the closing of certain facilities. For the fiscal years ended July 31, 2011 and 2010, the Company recorded net restructuring charges (recoveries) of $0.8 million and $(1.4) million, respectively primarily due to changes in underlying assumptions of initial estimates of previously recorded restructuring plans and a workforce reduction. If the Company is unable to improve efficiencies and productivity and achieve lower operating costs, it may be unable to achieve profitability if revenues were to continue to decline.

For the fiscal year ended July 31, 2011, the Company reported net revenue of $876.5 million, an operating loss of $35.0 million, a loss from continuing operations before income taxes of $44.2 million, a net loss of $49.0 million and a gross margin percentage of 9.5%. Operating results for the fiscal year ended July 31, 2011 reflect the impact of a non-cash goodwill and intangible assets impairment charge of $27.2 million and a non-cash impairment charge of $2.5 million recorded on certain investments included in the @Ventures investment portfolio. At July 31, 2011, we had cash and cash equivalents and available for sale securities of $111.4 million, and working capital of $184.2 million.

We currently conduct business in The Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia and Mexico in addition to our United States operations. As of July 31, 2011, approximately 60%, 18% and 22% of our long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2010, approximately 72%, 13% and 15% of our long-lived assets were located in the Americas, Asia and Europe, respectively. Approximately 60%, 61% and 65% of our consolidated net revenue was generated outside of the United States during fiscal years 2011, 2010 and 2009, respectively.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and the sustained economic uncertainty affecting the world economy. In addition, the drop in consumer demand for our clients’ products has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The market for our services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore the mix of revenue derived from our various services and locations can impact on our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. During the fiscal year ended July 31, 2011, our gross margin percentage was 9.5%. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally react to margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the fiscal year ended July 31, 2011, sales to Hewlett-Packard accounted for approximately 28% of our consolidated net revenue. During fiscal year 2011, ten clients accounted for approximately 73% of our consolidated net revenue. For the fiscal year ended July 31, 2010, sales to Hewlett-Packard accounted for approximately 29% of our consolidated net revenue. During fiscal 2010, ten clients accounted for approximately 74% of our consolidated net revenue. For the fiscal year ended July 31, 2009, sales to Hewlett-Packard, Advanced Micro Devices and SanDisk Corporation accounted for approximately 27%, 10% and 11%, respectively, of our consolidated net revenue. During fiscal 2009, ten clients accounted for approximately 71% of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

Basis of Presentation

The Company has six operating segments: Americas; Asia; Europe; e-Business; ModusLink PTS and TFL. The Company has four reportable segments, Americas, Asia, Europe and TFL. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its four reportable segments, the Company reports an All other category. The All other category represents the e-Business operating segment. As of July 31, 2010, the Company’s e-Business solutions operated within each of the Americas, Asia and Europe reportable segments. ModusLink OCS and TFL were each their own reportable segments as of July 31, 2010. On August 1, 2010 the Company merged ModusLink OCS with it e-Business solutions operations and the Company’s reporting structure and reportable segments changed. All prior year segment information has been restated to reflect this change. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s reportable segments and administration costs related to the Company’s venture capital activities.

All significant intercompany transactions and balances have been eliminated in consolidation.

Results of Operations

Fiscal 2011 compared to Fiscal 2010

Net Revenue:

	2011	As a % of Total Net Revenue	2010	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$296,847	33.9%	$308,702	33.4%	$(11,855)	(3.8)%
Asia	234,568	26.8%	264,704	28.7%	(30,136)	(11.4)%
Europe	276,454	31.5%	285,875	30.9%	(9,421)	(3.3)%
TFL	29,471	3.3%	23,712	2.6%	5,759	24.3%
All other	39,126	4.5%	41,003	4.4%	(1,877)	(4.6)%

Total	$876,466	100.0%	$923,996	100.0%	$(47,530)	(5.1)%

Net revenue decreased by approximately $47.5 million for the fiscal year ended July 31, 2011, as compared to the prior fiscal year. The $47.5 million decrease was the result of a decline in volumes. These decreases were partially offset by an increase in new business revenue. Approximately $527.4 million of the net revenue for the fiscal year ended July 31, 2011 related to the procurement and re-sale of materials on behalf of our clients as compared to approximately $528.5 million for the fiscal year ended July 31, 2010.

During the fiscal year ended July 31, 2011, net revenue in the Americas region decreased by approximately $11.9 million. This decrease resulted primarily from declines in volumes for certain client programs. Within the Asia region, the net revenue decrease of approximately $30.1 million resulted from a decrease in client order volumes, price concessions and form factor. Within the Europe region, net revenue decreased by $9.4 million primarily due to declines in client order volumes and an unfavorable impact from foreign currency translation. At TFL, net revenue increased $5.8 million compared to the prior year due to incremental net revenue from TFL, which was acquired during the second quarter of fiscal year 2010.

Cost of Revenue:

	2011	As a % of Segment Net Revenue	2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$292,276	98.5%	$298,099	96.6%	$(5,823)	(2.0)%
Asia	179,439	76.5%	191,111	72.2%	(11,672)	(6.1)%
Europe	259,447	93.8%	264,461	92.5%	(5,014)	(1.9)%
TFL	29,148	98.9%	20,437	86.2%	8,711	42.6%
All other	32,523	83.1%	33,285	81.2%	(762)	(2.3)%

Total	$792,833	90.5%	$807,393	87.4%	$(14,560)	(1.8)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $14.6 million for the fiscal year ended July 31, 2011 as compared to the fiscal year ended July 31, 2010. Gross margins for the fiscal year ended July 31, 2011 were 9.5% as compared to 12.6% for the fiscal year ended July 31, 2010. This decrease is attributable to price concessions, changes in geographical mix, customer mix and product mix associated with the levels of procurement and re-sale of materials on behalf of our clients combined with a $2.8 million increase in inventory impairment related charges. Also, in the prior year there was a $1.8 million reversal of a liability due to satisfaction of conditions under a prior agreement which was not present during the fiscal year ended July 31, 2011.

For the fiscal year ended July 31, 2011, the Company’s gross margin percentages within the Americas, Asia and Europe regions, were 1.5%, 23.5% and 6.2% as compared to 3.4%, 27.8% and 7.5%, respectively, for the prior fiscal year. The decrease in gross margin within the Americas region is attributed to a change in product mix and an increase in inventory impairment related charges. Within the Asia region, the decrease in gross margin is primarily attributed to price concessions and a decline in client volumes. Within the Europe region, the decrease in gross margin is primarily due to a decline in volumes. Within TFL the decrease in gross margin is due to an increase in inventory impairment related charges and changes in product mix.

Selling, General and Administrative Expenses:

	2011	As a % of Segment Net Revenue	2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$15,470	5.2%	$18,881	6.1%	$(3,411)	(18.1)%
Asia	23,085	9.8%	22,790	8.6%	295	1.3%
Europe	22,023	8.0%	25,742	9.0%	(3,719)	(14.4)%
TFL	4,477	15.2%	4,501	19.0%	(24)	(0.5)%
All other	3,713	9.5%	6,888	16.8%	(3,175)	(46.1)%

Subtotal	68,768	7.8%	78,802	8.5%	(10,034)	(12.7)%
Corporate-level activity	16,419	—	14,053	—	2,366	16.8%

Total	$85,187	9.7%	$92,855	10.0%	$(7,668)	(8.3)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the fiscal year ended July 31, 2011 decreased by approximately $7.7 million as compared to the prior fiscal year, primarily as a result of a $5.5 million decline in employee-related costs, a $2.1 million decline in software development costs a $0.8 million decrease in acquisition related deal costs and a $1.8 million decline in other expenses. These decreases were partially offset by a $2.1 million increase in professional fees and a $0.4 million impact from the reversal of the TFL earnout during fiscal year 2010.

Amortization of Intangible Assets:

	2011	As a % of Segment Net Revenue	2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$2,313	0.8%	$3,025	1.0%	$(712)	(23.5)%
Asia	1,448	0.6%	1,476	0.6%	(28)	(1.9)%
Europe	—	—	—	—	—	—
TFL	707	2.4%	818	3.4%	(111)	(13.6)%
All other	989	2.5%	989	2.4%	—	—

Total	$5,457	0.6%	$6,308	0.7%	$(851)	(13.5)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions of Modus Media, Inc., ModusLink OCS, ModusLink PTS and TFL. The $0.9 million decrease in amortization expense is due to the write-off of certain intangibles assets during the fiscal year ended July 31, 2011 at ModusLink PTS and TFL. The remaining intangible assets are being amortized over total useful lives ranging from 1 to 7 years.

Impairment of Goodwill and Intangible Assets:

	2011	As a % of Total Net Revenue	2010	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$15,889	5.4%	$12,801	4.1%	$3,088	24.1%
Asia	—	—	—	—	—	—
Europe	—	—	—	—	—	—
TFL	11,277	38.3%	10,200	43.0%	1,077	10.6%
All other	—	—	2,799	6.8%	(2,799)	(100.0)%

Total	$27,166	3.1%	$25,800	2.8%	$1,366	5.3%

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

During the second quarter of fiscal year 2011, indicators of potential impairment caused the Company to conduct an interim impairment test for goodwill and other long-lived assets, which included amortizable intangible assets, for its ModusLink PTS and TFL reporting units, in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2011. These indicators included continued operating losses, the departure of key personnel, and increasingly adverse trends that resulted in further deterioration of the current operating results and future prospects for both the ModusLink PTS and TFL reporting units. These adverse trends include increased competition for and a decline in the supply of quality products at a reasonable cost for TFL, pricing pressure from existing customers for ModusLink PTS, and the emergence and growth of new competitors for both ModusLink PTS and TFL.

As a result of the impairment test, the Company concluded that its goodwill was impaired as of January 31, 2011 and recorded a $13.2 million non-cash goodwill impairment charge, consisting of $7.1 million for ModusLink PTS and $6.1 million for TFL during the quarter ended January 31, 2011. The Company also determined that its intangible assets were impaired and recorded a $14.0 million non-cash intangible asset impairment charge, consisting of $8.8 million for ModusLink PTS and $5.2 million for TFL during the quarter ended January 31, 2011. The goodwill and intangible asset impairment charges for ModusLink PTS are not deductible for tax purposes. The goodwill and intangible asset impairment charges for TFL are deductible as amortization for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows.

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

While performing the interim goodwill impairment test, the Company lowered its forecast of revenue growth and gross profit margins for ModusLink PTS and TFL for fiscal years 2011 to 2018. Revenue growth rates and gross profit margins are the variables which have the most significant impact to the discounted cash flow models for these reporting units. The decline in our forecasts for ModusLink PTS and TFL is attributable to our consideration of the operating losses for these reporting units during the first half of fiscal year 2011, consideration of the impact that the departure of key personnel could have on our future operating results for these reporting units, and increasingly adverse trends that resulted in further deterioration of current and future operating results. The Company is implementing revised business strategies at both ModusLink PTS and TFL. However, for the purpose of the goodwill impairment test we have discounted any impact from these revised business strategies because they were in the early stages of implementation and any potential beneficial impact is highly uncertain at this point.

In connection with completing the goodwill impairment analysis the Company also evaluated the recoverability of its long-lived assets at the ModusLink PTS and TFL reporting units. The asset groups for both ModusLink PTS and TFL are at the reporting unit level. Recoverability of these asset groups is determined by comparing forecasted undiscounted net cash flows of the reporting units to their respective carrying values. If the asset group’s cash flows are determined to be unable to recover the carrying amount of its net assets, then a loss is recognized equal to the amount by which the asset group’s carrying value exceeds its fair value. The loss is then allocated among the long-lived assets based on their relative carrying amounts, with the exception that a loss allocated to an individual asset should not reduce the carrying amount of that asset below its fair value. Based upon this evaluation the Company determined that the estimated future undiscounted cash flows related to these asset groups were below their carrying values, and therefore these asset groups were impaired.

During the fourth quarter of fiscal year 2011, the Company completed its annual impairment analysis of goodwill and performed an impairment analysis on its long-lived assets. As a result of the analyses the Company concluded that there was no additional impairment of its goodwill and long-lived assets.

During the fourth quarter of fiscal year 2010, the Company completed its annual impairment analysis of goodwill. As a result of the annual impairment analysis and in connection with the preparation of its annual financial statements for the fiscal year ended July 31, 2010 the Company concluded that its goodwill was impaired and recorded a $25.8 million non-cash goodwill impairment charge, consisting of $2.8 million for e-Business, $12.8 million for ModusLink PTS and $10.2 million for TFL.

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

The United States recession has had a continued significant negative impact on the aftermarket supply business in fiscal years 2011 and 2010. The impact of the current market conditions was significant to the valuation. The forecasts used in the impairment analyses at July 31, 2011 assumed that weak operating results due to current depressed economic conditions would continue in the near term. However, the forecasts do show improvement over fiscal years 2011 and 2010. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods.

Restructuring, net:

	2011	As a % of Segment Net Revenue	2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$171	0.1%	$367	0.1%	$(196)	(53.4)%
Asia	586	0.2%	(65)	—	651	(1,002)%
Europe	37	—	(1,707)	(0.6)%	1,744	(102.2)%
TFL	—	—	—	—	—	—
All other	1	—	(12)	—	13	(108.3)%

Subtotal	795	(0.1)%	(1,417)	(0.2)%	2,212	(156.1)%
Corporate-level Activity	—	—	(16)	—	16	(100.0)%

Total	$795	(0.1)%	$(1,433)	(0.2)%	$2,228	(155.5)%

During the fiscal year ended July 31, 2011, the Company recorded a net restructuring charge of approximately $0.8 million. Approximately $1.2 million of the $0.8 million net restructuring charge related to the workforce reduction of 55 employees in the Americas and Asia which was partially offset by a benefit of approximately $0.4 million related to changes in estimates for previously recorded facilities lease obligations primarily based on changes to the underlying assumptions.

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

Interest Income/Expense:

During fiscal year ended July 31, 2011, interest income decreased to $0.2 million from $0.3 million for the fiscal year ended July 31, 2010. The decrease in interest income was the result of lower average interest rates and lower average cash balances during the current fiscal year compared to the prior fiscal year.

Interest expense totaled approximately $0.5 million and $0.6 million for the fiscal years ended July 31, 2011 and 2010, respectively. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Gains (Losses), net:

Other gains (losses), net were a net loss of approximately $4.6 million for the fiscal year ended July 31, 2011. During the fiscal year ended July 31, 2011, the Company recorded foreign exchange losses of approximately $4.0 million due to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe. Also, during the fiscal year ended July 31, 2011, the Company recorded a $0.1 million write-off of an investment in a private company, which has filed for bankruptcy. These losses were partially offset by a gain of approximately $0.1 million related to the sale of available for sale securities and gains of approximately $0.1 million related to the distribution of proceeds from the acquisition by third parties of H2Gen Innovation, Inc. and M2E Power, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow. H2Gen Innovations, Inc. and M2E Power, Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods.

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

Equity in Losses of Affiliates and Impairments:

Equity in losses of affiliates and impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method and impairments on its equity method and cost method investments. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates and impairments was $4.3 million and $2.1 million for the fiscal years ended July 31, 2011 and 2010, respectively. For the fiscal years ended July 31, 2011 and 2010, the Company recorded its proportionate share of the affiliates’ losses of $1.8 million for both periods. During the fiscal year ended July 31, 2011 and 2010 the Company also recorded impairment charges of $2.5 million and $0.3 million, respectively, on certain investments included in the @Ventures portfolio of companies.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. During the fourth quarter of 2011, the Company became aware that there may be indicators of impairment for certain investments in the @Ventures portfolio of companies. The Company completed its evaluation of impairment of these investments and based on the Company’s evaluation, it recorded a $2.1 million impairment charge in connection with the preparation of the financial statements for the fiscal year ended July 31, 2011. During the first quarter of the fiscal year ended July 31, 2011, the Company also recorded a $0.4 million impairment charge related to its investment in a privately held company.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $12.0 million of investments in affiliates at July 31, 2011 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.2 million to $2.4 million.

Income Tax Expense:

During the fiscal year ended July 31, 2011, the Company recorded income tax expense of approximately $4.5 million compared to income tax expense of $5.2 million for the prior fiscal year. For the fiscal year ended July 31, 2011, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. For the fiscal year ended July 31, 2011, the Company’s taxable income for certain foreign locations was offset by net operating loss carryovers from prior years, and the Company calculated a taxable loss in the U.S. For the fiscal year ended July 31, 2010, the Company’s taxable income in the U.S. and certain foreign locations was offset by net operating loss carryovers from prior years. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the fiscal year ended July 31, 2011, the Company recorded a net loss from discontinued operations of approximately $0.3 million, as compared to a net loss of $2.3 million for the fiscal year ended July 31, 2010. The $0.3 million net loss from discontinued operations for the fiscal year ended July 31, 2011 primarily relates to net present value accretion on future lease payments. The $2.3 million net loss from discontinued operations for the fiscal years ended July 31, 2010 primarily relates to changes to previously recorded estimates for facility lease obligations due to changes in the underlying sublease assumptions.

Results of Operations

Fiscal 2010 compared to Fiscal 2009

Net Revenue:

	2010	As a % of Total Net Revenue	2009	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$308,702	33.4%	$329,551	32.7%	$(20,849)	(6.3)%
Asia	264,704	28.7%	298,697	29.6%	(33,993)	(11.4)%
Europe	285,875	30.9%	335,718	33.3%	(49,843)	(14.8)%
TFL	23,712	2.6%	—	—	23,712	100.0%
All other	41,003	4.4%	44,588	4.4%	(3,585)	(8.0)%

Total	$923,996	100.0%	$1,008,554	100.0%	$(84,558)	(8.4)%

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

During the fiscal year ended July 31, 2010, net revenue in the Americas, Asia and Europe segments decreased by approximately $20.8 million, $34.0 million and $49.8 million, respectively. These decreases resulted primarily from declines in client order volumes. The $3.6 million decrease in All other is due to lower demand for professional services and new licenses. The $23.7 million in net revenue for TFL reflects the inclusion of net revenue from the TFL operating segment since its acquisition date of December 4, 2009.

Cost of Revenue:

	2010	As a % of Segment Net Revenue	2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$298,099	96.6%	$320,617	97.3%	$(22,518)	(7.0)%
Asia	191,111	72.2%	227,134	76.0%	(36,023)	(15.9)%
Europe	264,461	92.5%	306,848	91.4%	(42,387)	(13.8)%
TFL	20,437	86.2%	—	—	20,437	100.0%
All other	33,285	81.2%	31,520	70.7%	1,765	5.6%

Total	$807,393	87.4%	$886,119	87.9%	$(78,726)	(8.9)%

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

For the fiscal year ended July 31, 2010, the Company’s gross margin percentages within the Americas, Asia and Europe regions, were 3.4%, 27.8% and 7.5% as compared to 2.7%, 24.0% and 8.6%, respectively, for the prior fiscal year. The 70 basis-point increase in gross margin within the Americas region is attributed to increased productivity, a change in product mix and the impact of cost reduction actions initiated during fiscal year 2009. Within the Asia region, the 380 basis-point increase in gross margin is primarily attributed to a change in customer mix and product mix. Within the Europe region, the 110 basis-point decrease in gross margin is primarily due to a decline in volumes and a negative impact of foreign currency translation, partially offset by increased productivity, changes in product mix, the reversal of a liability due to satisfaction of conditions under a prior agreement and the impact of cost reduction actions initiated during fiscal year 2009.

Selling, General and Administrative Expenses:

	2010	As a % of Segment Net Revenue	2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$18,881	6.1%	$21,193	6.4%	$(2,312)	(10.9)%
Asia	22,790	8.6%	26,532	8.9%	(3,742)	(14.1)%
Europe	25,742	9.0%	29,500	8.8%	(3,758)	(12.7)%
TFL	4,501	19.0%	—	—	4,501	100.0%
All other	6,888	16.8%	9,336	20.9%	(2,448)	(26.2)%

Subtotal	78,802	8.5%	86,561	8.6%	(7,759)	(9.0)%
Corporate-level activity	14,053	—	13,848	—	205	1.5%

Total	$92,855	10.0%	$100,409	10.0%	$(7,554)	(7.5)%

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

Impairment of Goodwill:

	2010	As a % of Total Net Revenue	2009	As a % of Total Net Revenue	$ Change	% Change
	($ in thousands)
Americas	$12,801	4.1%	$74,626	22.6%	$(61,825)	(82.8)%
Asia	—	—	73,948	24.8%	(73,948)	(100.0)%
Europe	—	—	16,108	4.8%	(16,108)	(100.0)%
TFL	10,200	43.0%	—	—	10,200	100.0%
All other	2,799	6.8%	—	—	2,799	100.0%

Total	$25,800	2.8%	$164,682	16.3%	$(138,882)	(84.3)%

The Company conducts its annual goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and marketplace data. For goodwill testing purposes the Company has six reporting units, the Americas, Asia, Europe, e-Business, ModusLink PTS and TFL.

During the fourth quarter of fiscal year 2010, the Company completed its annual impairment analysis of goodwill. As a result of the annual impairment analysis and in connection with the preparation of its annual financial statements for the fiscal year ended July 31, 2010 the Company concluded that its goodwill was impaired and recorded a $25.8 million non-cash goodwill impairment charge, consisting of $2.8 million for All other, $12.8 million for ModusLink PTS and $10.2 million for TFL.

Amortization of Intangible Assets:

	2010	As a % of Segment Net Revenue	2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$3,025	1.0%	$3,018	0.9%	$7	0.2%
Asia	1,476	0.6%	1,478	0.5%	(2)	(0.1)%
Europe	—	—	—	—	—	—
TFL	818	3.4%	—	—	818	100.0%
All other	989	2.4%	989	2.2%	—	—

Total	$6,308	0.7%	$5,485	0.5%	$823	15.0%

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

Restructuring, net:

	2010	As a % of Segment Net Revenue	2009	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$367	0.1%	$8,036	2.4%	$(7,669)	(95.4)%
Asia	(65)	—	2,041	0.7%	(2,106)	(103.2)%
Europe	(1,707)	(0.6)%	8,579	2.6%	(10,286)	(119.9)%
TFL	—	—	—	—	—	—
All other	(12)	—	643	1.4%	(655)	(101.9)%

Subtotal	(1,417)	(0.2)%	19,299	1.9%	(20,716)	(107.3)%
Corporate-level Activity	(16)	—	253	—	(269)	(106.3)%

Total	$(1,433)	(0.2)%	$19,552	1.9%	$(20,985)	(107.3)%

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

Equity in Losses of Affiliates and Impairments:

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

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, returns generated by our venture capital investments and borrowings from lending institutions. As of July 31, 2011, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $111.4 million. The Company’s working capital at July 31, 2011 was approximately $184.2 million. In addition, on February 1, 2010 the Company and certain of its domestic subsidiaries entered into an Amended and Restated Credit Agreement and a Security Agreement (the “Credit Facility”) with a bank syndicate. The Credit Facility provides a senior secured revolving credit facility up to an initial aggregate principal amount of $40.0 million and is secured by substantially all of the domestic assets of the Company. The Credit Facility permits the Company to increase the aggregate principal amount by an additional $20.0 million upon certain conditions being met. The Credit Facility terminates on February 1, 2013. Interest on the Credit Facility is based on the type of borrowing, at the base rate or the Eurodollar rate plus an applicable rate that varies from 1.25% for the base rate and 2.25% to 2.75% for the Eurodollar rate depending on the Company’s consolidated leverage ratio. The Credit Facility includes certain restrictive financial covenants, which include a maximum consolidated leverage ratio, a minimum consolidated core cash flow leverage ratio and minimum global cash and restrictions that limit the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders. The Credit Facility amended and restated the Second Amended and Restated Loan and Security Agreement, (the “Loan Agreement”) dated October 31, 2005, as amended by and among ModusLink Corporation, SalesLink, LLC and SalesLink Mexico Holdings Corp, each a direct or indirect wholly owned subsidiary of the Company, with a bank syndicate, which expired on January 31, 2010. On July 31, 2011, the Company did not have any debt outstanding and had letters of credit for $0.1 million outstanding under the Credit Facility.

In addition, the Company maintains a credit facility of approximately $1.0 million in Taiwan. No amounts were outstanding under this facility at July 31, 2011.

On March 7, 2011 the Company announced that its Board of Directors had declared a special dividend of $0.9134 per common share outstanding, or $40.0 million in aggregate, with a payment date of March 31, 2011 and a record date of March 17, 2011. The aggregate amount paid to stockholders through the special cash dividend was funded with available cash on hand.

Cash provided by (used in) operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by (used in) operating activities of continuing operations was $(3.2) million and $41.1 million for the fiscal years ended July 31, 2011 and 2010, respectively. The $44.4 million decrease in cash provided by operating activities of continuing operations for the fiscal year ended July 31, 2011 compared with the same period in the prior year was due to a $27.6 million decrease in income (loss) from continuing operations as adjusted for non-cash items and a $16.8 million decrease in cash resulting from changes in operating assets and liabilities due to working capital requirements of the Company during fiscal year 2011. During the fiscal year ended July 31, 2011, non-cash items included impairment of goodwill and intangible assets of $27.2 million, depreciation expense of $16.8 million, amortization of intangible assets of $5.5 million, non-operating losses, net, of $4.7 million, equity in losses of affiliates and impairments of $4.3 and share-based compensation of $3.5 million.

During the fiscal year ended July 31, 2010, non-cash items included impairment of goodwill of $25.8 million, depreciation expense of $16.9 million, amortization of intangible assets of $6.3 million, share-based compensation of $4.2 million, equity in income (losses) of affiliates and impairments of $2.1 million and non-operating losses, net, of $1.0 million.

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

Investing activities of continuing operations used cash of $12.1 million and $30.9 million for the fiscal years ended July 31, 2011 and 2010, respectively. The $12.1 million of cash used in investing activities during the fiscal year ended July 31, 2011 resulted primarily from $9.0 million in capital expenditures, $3.5 million of investments in affiliates, partially offset by $0.2 million or proceeds from investments in the @Ventures portfolio companies and $0.1 million in proceeds from the sale of available-for-sale securities. The $30.9 million of cash used in investing activities for the fiscal year ended July 31, 2010 resulted primarily from $29.6 million, net of cash acquired used to acquire TFL, $9.2 million in capital expenditures and $3.4 million of investments in affiliates. This use of cash was partially offset by $10.0 million of proceeds from the maturity of short-term investments and the receipt of $1.3 million of proceeds related to the acquisition by third parties of @Ventures portfolio companies. As of July 31, 2011, the Company had a carrying value of $12.0 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities of continuing operations used cash of $41.5 million and $14.5 million for the fiscal years ended July 31, 2011 and 2010, respectively. The $41.5 million of cash used for financing activities of continuing operations during the fiscal year ended July 31, 2011 primarily related to a $40.0 million payment of a special dividend, $1.6 million of cash used to repurchase the Company’s stock and $55 thousand of capital lease repayments, which were partially offset by $0.2 million of proceeds from the issuance of common stock. The $14.5 million of cash used for financing activities of continuing operations during the fiscal year ended July 31, 2010 primarily related to $13.5 million of cash used to repurchase the Company’s common stock, $0.8 million of debt issuance costs related to the Credit Facility the Company entered into on February 1, 2010 and $0.5 million of repayments on capital lease obligations. This use of cash was partially offset by approximately $0.2 million of proceeds from the issuance of common stock. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

For the fiscal years ended July 31, 2011 and 2010, cash used for discontinued operations totaled $1.7 million in both periods primarily for ongoing lease obligations.

Given the Company’s cash resources as of July 31, 2011, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. There are no material capital expenditure requirements as of July 31, 2011. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2026. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Such leasing arrangements involve buildings and machinery and equipment as noted in Note 12 in the accompanying consolidated financial statements in Item 8 below.

The Company has a revolving bank credit facility of $40.0 million. As of July 31, 2011, the interest rate on the credit facility was based on the type of borrowing, at the base rate or the eurodollar rate, plus, in each case, an applicable rate that varies from 1.25% to 1.75% for the base rate and 2.25% to 2.75% for the eurodollar rate, depending on the Company’s consolidated leverage ratio. At July 31, 2011, the Company did not have any debt outstanding and had letters of credit for $0.1 million outstanding under the Credit Facility.

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

Future minimum payments, including previously recorded restructuring obligations, as of July 31, 2011 are as follows:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
	(in thousands)
Operating leases	$79,632	$26,821	$34,786	$14,848	$3,177
Capital leases	66	43	23	—	—
Stadium obligations	6,400	1,600	3,200	1,600	—
Long-term debt	—	—	—	—	—
Purchase obligations	38,148	38,148	—	—	—
Revolving line of credit	—	—	—	—	—

Total(1)	$124,246	$66,612	$38,009	$16,448	$3,177

(1)	These Contractual Obligations do not include any reserves for income taxes. Because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes, the Contractual Obligations and Other Commitments table does not include our reserves for income taxes. As of July 31, 2011, our reserves for income taxes totaled approximately $5.9 million.

The table above excludes obligations related to the Company’s defined benefit pension plans. See Note 16 of the accompanying consolidated financial statements for a summary of our expected contributions and benefit payments for these plans.

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $0.7 million. Capital lease obligations are net of interest.

Total rent and equipment lease expense charged to continuing operations was approximately $29.3 million, $29.1 million and $31.2 million for the fiscal years ended July 31, 2011, 2010 and 2009, respectively.

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

From time to time, the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries or former subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. Additionally, from time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2011, the Company had no recorded liabilities with respect to these arrangements.

In 1999, a subsidiary of the Company entered into a facility lease with a term ending in November 2006. The Company issued a guaranty in connection with this lease. The Company divested of its interest in the subsidiary in 2002. During the quarter ended October 31, 2006, the Company became aware that this lease had been amended to extend the lease term through November 2016 with cumulative base rent of approximately $16.0 million. The Company has notified the former subsidiary and its landlord that it disputes that it has any ongoing liability under this guaranty and hence has not recorded any reserves for this arrangement as of July 31, 2011.

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

The Company has identified the accounting policies below as the policies most critical to its business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Our critical accounting policies are as follows:

•	Revenue recognition

•	Restructuring expenses

•	Share-Based Compensation Expense

•	Accounting for impairment of long-lived assets, goodwill and other intangible assets

•	Investments

•	Income taxes

•	Inventory valuation

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

Restructuring Expenses

The Company follows the provisions of ASC Topic 420, “Exit or Disposal Cost Obligations” “(ASC Topic 420”), which addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company records liabilities that primarily include estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations and other service contracts and also costs for leases with no future economic benefit. As of July 31, 2011, the Company’s accrued restructuring balance totaled approximately $1.5 million, of which remaining contractual obligations represented approximately $1.2 million. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate experts to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10% – 20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by approximately $0.2 million to $0.3 million.

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

ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under ASC Topic 718 for the periods prior to August 1, 2005, the Company established estimates for forfeitures. Share-based compensation expense recognized in the Company’s consolidated statements of operations for the fiscal years ended July 31, 2011, 2010 and 2009 included compensation expense for share-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of ASC Topic 718 and compensation expense for the share-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718.

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

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

The Company follows ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”). Under ASC Topic 360, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. ASC Topic 360 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group, including property and equipment and other intangible assets, exceeds its fair value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management may use third party valuation experts to assist in its determination of fair value.

The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of ASC Topic 350, “Goodwill and Other” (“ASC Topic 350”). The Company’s policy is to perform its annual impairment testing for its reporting units, on July 31, of each fiscal year. As of July 31, 2011, the $3.1 million recorded for goodwill relates to the e-Business reporting unit. As of July 31, 2011, $24.7 million, $13.6 million, $17. 2 million, $1.0 million and $7.9 million of the Company’s long-lived assets related to the Americas, Asia, Europe, TFL and e-Business reporting units, respectively. As a result of the analyses performed as of July 31, 2011, the Company concluded that there was no impairment on the $3.1 million of goodwill and the Company’s long-lived assets.

The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and on projections of future operating performance. The Company typically estimates the fair value of long-lived assets using the income approach. Management may use third party valuation experts to assist in its determination of the fair value of reporting units subject to impairment testing. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in estimating our valuations of the Company’s reporting units for purposes of impairment testing differ materially from actual future results, the Company may record impairment charges in the future and our financial results may be materially adversely affected. During the second quarter of fiscal year 2011, indicators of potential impairment caused the Company to conduct an interim impairment test as of January 31, 2011. As a result of our interim impairment analysis and in connection with the preparation of our quarterly financial statements for the quarter ended January 31, 2011, the Company recorded a $13.2 million non-cash goodwill impairment charge consisting of $7.1 million for ModusLink PTS and $6.1 million for TFL. The Company also determined that intangible assets were impaired and recorded a $14.0 million non-cash intangible asset charge, consisting of $8.8 million for ModusLink PTS and $5.2 million for TFL. During the fourth quarter of fiscal year 2010, the Company completed its annual impairment analysis of goodwill. As a result of the annual impairment analysis and in connection with the preparation of its annual financial statements for the fiscal year ended July 31, 2010 the Company concluded that its goodwill was impaired and recorded a $25.8 million non-cash goodwill impairment charge, consisting of $2.8 million for the e-Business reporting units, $12.8 million for ModusLink PTS and $10.2 million for TFL.

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

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company requests from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of approximately $2.5 million, $0.3 million and $16.8 million for fiscal years 2011, 2010, and 2009, respectively. These impairment losses are reflected in “Equity in income (losses) of affiliates and impairments” in the Company’s accompanying consolidated statements of operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our approximately $12.0 million of investments in affiliates at July 31, 2011 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by approximately $1.2 million to $2.4 million.

At the time an equity method investee issues its stock to unrelated parties, the Company accounts for that share issuance as if the Company has sold a proportionate share of its investment. The Company records any gain or loss resulting from an equity method investee’s share issuance in its accompanying consolidated statement of operations. During fiscal years ended July 31, 2011, 2010 and 2009, no such gains or losses had been recorded related to any @Ventures investments.

Income Taxes

Income taxes are accounted for under the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”) using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2011 and 2010, a valuation allowance has been recorded against the deferred tax asset in the U.S. and certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. The Company’s federal, state and foreign net operating loss carryforwards at July 31, 2011 totaled $2.0 billion, $402.3 million and $57.4 million, respectively. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $36.6 million.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued $6.0 million for exposures as of July 31, 2011.

Inventory Valuation

We value the inventory at the lower of cost or market. We continuously monitor inventory balances and record inventory provisions for any excess of the cost of the inventory over its estimated market value. We also monitor inventory balances for obsolescence and excess quantities as compared to projected demands. Our inventory methodology is based on assumptions about average shelf life of inventory, forecasted volumes, forecasted selling prices, write-down history of inventory and market conditions. While such assumptions may change from period to period, in determining the net realizable value of our inventories, we use the best information available as of the balance sheet date. If actual market conditions are less favorable than those projected, or we experience a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, additional inventory provisions may be required. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory and cannot be reversed due to subsequent increases in demand forecasts. Accordingly, if inventory previously written down to its net realizable value is subsequently sold, gross profit margins would be favorably impacted.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for the Company beginning August 1, 2012.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value changes in unobservable inputs. The new guidance will be effective for the Company beginning on January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

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

During the fiscal year ended July 31, 2011, the Company had foreign currency exchange contracts and recorded the changes in fair value in Other losses net in the consolidated statement of operations. As of July 31, 2011, the Company did not have any foreign currency exchange contracts outstanding.

Interest Rate Risk

At July 31, 2011, the Company had no outstanding borrowings under its Credit Facility with a bank syndicate and the Company did not have any open derivative positions with respect to its borrowing arrangements.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy and include corporate and state municipal obligations such as commercial paper, certificates of deposit and institutional market funds.

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to greater exposure from significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments, on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of July 31, 2011, the Company did not have any derivative financial instruments.

Revenues from our foreign operating segments accounted for approximately 58% of total revenues during the fiscal year ended July 31, 2011. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a majority of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the fiscal year ended July 31, 2011, we recorded foreign currency translation gains of approximately $11.3 million, which are recorded within accumulated other comprehensive income in Stockholders’ Equity in our condensed consolidated balance sheet. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the fiscal year ended July 31, 2011, we recorded foreign currency transaction losses of approximately $4.0 million which are recorded in “Other gains (losses), net” in our consolidated statement of operations.

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

ITEM 8.— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ModusLink Global Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of ModusLink Global Solutions, Inc. and subsidiaries as of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ModusLink Global Solutions, Inc. and subsidiaries as of July 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ModusLink Global Solutions, Inc.’s internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 14, 2011 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

October 14, 2011

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$111,225	$161,364
Available-for-sale securities	131	270
Accounts receivable, trade, net of allowance for doubtful accounts of $473 and $919 at July 31, 2011 and 2010, respectively	146,411	159,768
Inventories, net	77,102	74,096
Prepaid expenses and other current assets	10,876	14,226

Total current assets	345,745	409,724

Property and equipment, net	47,299	52,906
Investments in affiliates	12,016	13,016
Goodwill	3,058	16,207
Other intangible assets, net	4,699	24,173
Other assets	9,545	9,760

	$422,362	$525,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	43	40
Accounts payable	114,588	132,098
Current portion of accrued restructuring	1,456	2,632
Accrued income taxes	180	48
Accrued expenses	36,384	45,729
Other current liabilities	7,029	4,773
Current liabilities of discontinued operations	1,817	1,791

Total current liabilities	161,497	187,111

Long-term portion of accrued restructuring	8	1,000
Obligations under capital leases, less current installments	22	29
Other long-term liabilities	15,773	15,656
Non-current liabilities of discontinued operations	1,883	3,289
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding as of July 31, 2011 and July 31, 2010	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 43,829,097 issued and outstanding shares at July 31, 2011; 44,039,938 issued and 43,729,338 outstanding shares at July 31, 2010	438	440
Additional paid-in capital	7,387,135	7,427,031
Treasury stock, at cost, 310,600 shares at July 31, 2010	—	(1,992)
Accumulated deficit	(7,170,030)	(7,121,015)
Accumulated other comprehensive income	25,636	14,237

Total stockholders’ equity	243,179	318,701

	$422,362	$525,786

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended July 31,
	2011	2010	2009
Net revenue	$876,466	$923,996	$1,008,554
Cost of revenue	792,833	807,393	886,119

Gross profit	83,633	116,603	122,435

Operating expenses:
Selling, general and administrative	85,187	92,855	100,409
Amortization of intangible assets	5,457	6,308	5,485
Impairment of goodwill and intangible assets	27,166	25,800	164,682
Restructuring, net	795	(1,433)	19,552

Total operating expenses	118,605	123,530	290,128

Operating loss	(34,972)	(6,927)	(167,693)

Other income (expense):
Interest income	238	298	1,493
Interest expense	(453)	(561)	(802)
Other gains (losses), net	(4,663)	(988)	820
Equity in losses of affiliates and impairments	(4,308)	(2,129)	(16,565)

	(9,186)	(3,380)	(15,054)

Loss from continuing operations before income taxes	(44,158)	(10,307)	(182,747)
Income tax expense	4,527	5,162	10,831

Loss from continuing operations	(48,685)	(15,469)	(193,578)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(330)	(2,318)	126

Net loss	$(49,015)	$(17,787)	$(193,452)

Basic and diluted loss per share:
Loss from continuing operations	$(1.12)	$(0.35)	$(4.26)
Loss from discontinued operations	(0.01)	(0.05)	—

Net loss	$(1.13)	$(0.40)	$(4.26)

Shares used in computing basic loss per share	43,294	44,104	45,372

Shares used in computing diluted loss per share	43,294	44,104	45,372

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Number of Shares	Common stock	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Balance at July 31, 2008	49,061,660	$491	$(35,268)	$7,471,230	$19,297	$(6,909,776)	$545,974

Comprehensive income, net of taxes:
Net (loss)	—	—	—	—	—	(193,452)	(193,452)
Other comprehensive (loss):
Net unrealized holding loss arising during the period	—	—	—	—	(1,207)	—	(1,207)
Pension adjustments	—	—	—	—	414	—	414
Foreign currency translation adjustment arising during the period	—	—	—	—	(4,199)	—	(4,199)

Total comprehensive (loss)	—	—	—	—	—	—	(198,444)

Issuance of common stock pursuant to employee stock purchase plans and stock option exercises	37,593	—	—	175	—	—	175
Restricted stock grants	96,268	1	—	2,148	—	—	2,149
Restricted stock forfeitures	(81,738)	(1)	—	(334)	—	—	(335)
Share-based compensation expense	—	—	—	2,891	—	—	2,891
Repurchase of common stock (1,043,183 shares)	—	—	(6,812)	—	—	—	(6,812)
Retirement of treasury stock	(3,461,705)	(34)	38,267	(38,233)	—	—	—

Balance at July 31, 2009	45,652,078	$457	$(3,813)	$7,437,877	$14,305	$(7,103,228)	$345,598

Comprehensive (loss), net of taxes:
Net (loss)	—	—	—	—	—	(17,787)	(17,787)
Other comprehensive (loss):
Net unrealized holding gain arising during the period	—	—	—	—	98	—	98
Pension adjustments	—	—	—	—	(255)	—	(255)
Foreign currency translation adjustment arising during the period	—	—	—	—	89	—	89

Total comprehensive (loss)	—	—	—	—	—	—	(17,855)

Issuance of common stock pursuant to employee stock purchase plans and stock option exercises	53,444	1	—	411	—	—	412
Restricted stock grants	165,438	2	—	1,715	—	—	1,717
Restricted stock forfeitures	(25,917)	(2)	—	(8)	—	—	(10)
Share-based compensation expense	—	—	—	2,018	—	—	2,018
Repurchase of common stock (1,550,373 shares)	—	—	(13,179)	—	—	—	(13,179)
Retirement of treasury stock	(1,805,105)	(18)	15,000	(14,982)	—	—	—

Balance at July 31, 2010	44,039,938	$440	$(1,992)	$7,427,031	$14,237	$(7,121,015)	$318,701

Comprehensive (loss), net of taxes:
Net (loss)	—	—	—	—	—	(49,015)	(49,015)
Other comprehensive (loss):
Net unrealized holding loss arising during the period	—	—	—	—	(73)	—	(73)
Pension adjustments	—	—	—	—	128	—	128
Foreign currency translation adjustment arising during the period	—	—	—	—	11,344	—	11,344

Total comprehensive (loss)	—	—	—	—	—	—	(37,616)

Issuance of common stock pursuant to employee stock purchase plans and stock option exercises	42,807	1	—	207	—	—	208
Restricted stock grants	334,533	3	—	(3)	—	—	—
Restricted stock forfeitures	(23,003)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	3,481	—	—	3,481
Repurchase of common stock (215,514 shares)	—	—	(1,394)	—	—	—	(1,394)
Retirement of treasury stock	(565,178)	(6)	3,386	(3,626)	—	—	(246)
Special dividend payment	—	—	—	(39,955)	—	—	(39,955)

Balance at July 31, 2011	43,829,097	$438	$—	$7,387,135	$25,636	$(7,170,030)	$243,179

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended July 31,
	2011	2010	2009
Cash flows from operating activities of continuing operations:
Net loss	$(49,015)	$(17,787)	$(193,452)
Income (loss) from discontinued operations	(330)	(2,318)	126

Loss from continuing operations	(48,685)	(15,469)	(193,578)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations:
Depreciation	16,782	16,867	20,012
Impairment of goodwill and intangible assets	27,166	25,800	164,682
Amortization of intangible assets	5,457	6,308	5,485
Share-based payments	3,481	4,154	5,103
Non-operating losses (gains)	4,663	988	(820)
Equity in losses of affiliates and impairments	4,308	2,129	16,565
Non-cash restructuring charges	—	—	389
Changes in operating assets and liabilities, excluding effects from acquisition:
Trade accounts receivable, net	20,050	9,607	33,138
Inventories	364	(7,604)	18,737
Prepaid expenses and other current assets	3,906	707	(390)
Accounts payable, accrued restructuring and accrued expenses	(38,277)	1,807	(38,327)
Refundable and accrued income taxes, net	411	171	(168)
Other assets and liabilities	(2,843)	(4,317)	5,115

Net cash provided by (used in) operating activities of continuing operations	(3,217)	41,148	35,943

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(8,968)	(9,194)	(11,060)
Redemption (purchase) of short-term investments	—	10,000	(10,000)
Investments in affiliates	(3,473)	(3,402)	(9,533)
Proceeds from the sale of available-for-sale securities	115	—	—
Proceeds from the sale of equity investments in affiliates	238	1,319	18,008
Business acquisitions, net of cash acquired	—	(29,580)	—

Net cash used in investing activities of continuing operations	(12,088)	(30,857)	(12,585)

Cash flows from financing activities of continuing operations:
Payments of dividends	(40,001)	—	—
Repayments on capital lease obligations	(55)	(477)	(369)
Line of credit origination costs	—	(782)	—
Repayments on revolving line of credit	—	—	—
Proceeds from issuance of common stock	204	331	113
Repurchase of common stock	(1,633)	(13,521)	(7,137)

Net cash used in financing activities of continuing operations	(41,485)	(14,449)	(7,393)

Cash flows from discontinued operations:
Operating cash flows	(1,713)	(1,723)	(2,276)

Net cash used in discontinued operations	(1,713)	(1,723)	(2,276)

Net effect of exchange rate changes on cash and cash equivalents	8,364	(1,522)	(5,507)

Net increase (decrease) in cash and cash equivalents	(50,139)	(7,403)	8,182
Cash and cash equivalents at beginning of year	161,364	168,767	160,585

Cash and cash equivalents at end of year	$111,225	$161,364	$168,767

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”), ModusLink PTS, Inc., (“ModusLink PTS”) and Tech for Less, LLC (“TFL”), is a leader in global supply chain business process management serving technology-based clients in the computing, software, consumer electronics, storage and communications markets. The Company designs and executes critical elements in our clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of innovative service solutions, integrated operations, proven business processes, an expansive global footprint and world-class technology.

On December 4, 2009, the Company acquired TFL. TFL is a processor and marketer of customer-returned consumer electronics and business technology products. The Company acquired 100% of the equity interest of TFL for approximately $31.0 million.

As of July 31, 2011, the Company has an integrated network of strategically located facilities in various countries, including numerous sites throughout North America, Europe and Asia. The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986.

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

The Company applies the provisions of ASC Topic 985, “Software” (“ASC Topic 985”), with respect to certain transactions involving the sale of software products by our e-Business operations.

The Company also follows the guidance of ASC Topic 605 for determining whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. On August 1, 2010, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on revenue recognition. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Adoption of the new guidance did not have a material impact on our financial statements. For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the client. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” Management allocates the total arrangement consideration to each separate unit of accounting based on the relative selling price of each separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. All deliverables that do not meet the separation criteria are combined into one unit of accounting and the appropriate revenue recognition method is applied.

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

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company obtains from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the timeliness and completeness of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of approximately $2.5 million, $0.3 million, and $16.8 million for the fiscal years ended 2011, 2010, and 2009, respectively. These impairment losses are reflected in “Equity in losses of affiliates and impairments” in the Company’s accompanying consolidated statements of operations.

At the time an equity method investee issues its stock to unrelated parties, the Company accounts for that share issuance as if the Company has sold a proportionate share of its investment. The Company records any gain or loss resulting from an equity method investee’s share issuance in its accompanying consolidated statement of operations.

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

Inventories consisted of the following:

	July 31,
	2011	2010
	(in thousands)
Raw materials	$47,159	$49,591
Work-in-process	2,101	2,006
Finished goods	27,842	22,499

	$77,102	$74,096

The Company values the inventory at the lower of cost or market. The Company continuously monitors inventory balances and records inventory provisions for any excess of the cost of the inventory over its estimated market value. The Company also monitors inventory balances for obsolescence and excess quantities as compared to projected demands. The Company’s inventory methodology is based on assumptions about average shelf life of inventory, forecasted volumes, forecasted selling prices, write-down history of inventory and market conditions. While such assumptions may change from period to period, in determining the net realizable value of its inventories, the Company uses the best information available as of the balance sheet date. If actual market conditions are less favorable than those projected, or the Company experiences a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, additional inventory provisions may be required. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory and cannot be reversed due to subsequent increases in demand forecasts. Accordingly, if inventory previously written down to its net realizable value is subsequently sold, gross profit margins would be favorably impacted.

Long-Lived Assets, Goodwill and Other Intangible Assets

The Company follows ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”). Under ASC Topic 360, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. ASC Topic 360 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group, including property and equipment and other intangible assets, exceeds its fair value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management may use third party valuation experts to assist in its determination of fair value.

The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of ASC Topic 350, “Goodwill and Other” (“ASC Topic 350”). The Company’s policy is to perform its annual impairment testing for all reporting units, determined to be the Americas, Europe, Asia, e-Business, ModusLink PTS and TFL operating segments, on July 31 of each fiscal year.

The Company’s valuation methodology for assessing impairment of long-lived assets, goodwill and other intangible assets requires management to make judgments and assumptions based on historical experience and on projections of future operating performance. Management may use third party valuation experts to assist in its determination of the fair value of reporting units subject to impairment testing. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in estimating our valuations of the Company’s reporting units for purposes of impairment testing differ materially from actual future results, the Company may record impairment charges in the future and our financial results may be materially adversely affected.

Restructuring Expenses

The Company follows the provisions of ASC Topic 420, “Exit or Disposal Cost Obligations” (“ASC Topic 420”) which addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement requires companies to recognize costs associated with exit or disposal activities when a liability has been incurred rather than at the date of a commitment to an exit or disposal plan. The Company records liabilities that primarily include estimated severance and other costs related to employee benefits and certain estimated costs related to equipment and facility lease obligations and other service contracts. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts.

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

In accordance with ASC Topic 740, the Company applies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. ASC Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. In accordance with the Company’s accounting policy, interest and penalties related to uncertain tax positions is included in the provision of income taxes line of the Consolidated Statement of Operations. See Note 15, “Income Taxes,” for additional information.

Treasury Stock

Treasury stock is accounted for under the cost method and is included as a deduction from equity in the Stockholders’ Equity section of the Consolidated Balance Sheets.

Earnings (Loss) Per Share

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.” The Company adopted ASC Topic 260-10, formerly FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” effective August 1, 2009. Under ASC Topic 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. All of the Company’s nonvested shares are considered participating securities because they contain non-forfeitable rights to dividends. However, holders of nonvested shares do not have an obligation to fund losses, and therefore, are only allocated a portion of the earnings for the earnings per share calculation when the Company reports net income.

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per share for the years ended July 31, 2011, 2010 and 2009.

	Years Ended July 31,
	2011	2010	2009
BASIC
Net Loss	$(49,015)	$(17,787)	$(193,452)
Less amount allocable to participating restricted stock	—	—	—

Net Loss available for common shares	$(49,015)	$(17,787)	$(193,452)

Weighted average common shares outstanding	43,294	44,104	45,372

Basic net loss per common share	$(1.13)	$(0.40)	$(4.26)

DILUTED
Net loss	$(49,015)	$(17,787)	$(193,452)
Less amount allocable to participating restricted stock	—	—	—

Net loss available for common shares	$(49,015)	$(17,787)	$(193,452)

Weighted average common shares outstanding	43,294	44,104	45,372
Weighted average common equivalent shares arising from: dilutive stock options	—	—	—

Weighted-average number of common and potential common shares	43,294	44,104	45,372

Diluted net loss per common share	$(1.13)	$(0.40)	$(4.26)

Approximately 3.2 million, 2.1 million and 2.4 million common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share for the years ended July 31, 2011, 2010 and 2009, respectively, as the Company has recorded a net loss for those periods.

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

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company estimates forfeitures at the time of grant and revises those estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Major Clients and Concentration of Credit Risk

Sales to one client, Hewlett-Packard accounted for approximately 28% and 29% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2011 and 2010, respectively. Sales to Hewlett-Packard, Advanced Micro Devices and SanDisk Corporation accounted for approximately 27%, 10% and 11%, respectively, of the Company’s consolidated net revenue for the fiscal year ended July 31, 2009. To manage risk, the Company performs ongoing credit evaluations of its clients’ financial condition. The Company generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectibility of accounts receivable.

Financial instruments which potentially subject the Company to concentrations of credit risk are cash, cash equivalents, available-for-sale securities and accounts receivable. The Company’s cash equivalent portfolio is diversified and consists primarily of short-term investment grade securities placed with high credit quality financial institutions.

Derivative Instruments and Hedging Activities

The Company periodically enters into forward foreign currency exchange rate contracts to manage exposures to certain foreign currencies. The fair value of the Company’s foreign currency exchange rate contracts would be estimated based on the foreign currency exchange rates as of July 31, 2011. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes.

The Company believes that its forward foreign currency exchange rate contracts economically function as effective hedges of the underlying exposures; however, the forward foreign currency exchange rate contracts do not meet the specific criteria for hedge accounting defined in ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), thus requiring the Company to record all changes in the fair value of these contracts in earnings in the period of the change. Unrealized gains or losses are included in “Other gains (losses), net” in the Company’s accompanying consolidated statements of operations and these amounts were not material for the three years presented.

During the fiscal year 2011 the Company had a foreign currency exchange contract. As a result of the change in fair value on this foreign currency exchange contract, the Company recorded a loss of approximately $0.1 million. The Company had no outstanding foreign currency exchange contracts as of July 31, 2011.

Subsequent Events

For the fiscal year ended July 31, 2011, the Company has evaluated subsequent events for potential recognition and disclosure in the financial statements through the date these financial statements were filed.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for the Company beginning August 1, 2012.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value changes in unobservable inputs. The new guidance will be effective for the Company beginning on January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

(3)	STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	July 31,
	2011	2010	2009
	(in thousands)
Cash paid for interest	$4	$50	$116
Cash paid for income taxes	$5,419	$4,539	$9,898

Non-cash financing activities during fiscal 2011, 2010 and 2009 included the issuance of approximately 0.3 million, 0.2 million and 0.1 million shares, respectively, of nonvested ModusLink Global Solutions common stock, valued at approximately $1.9 million, $2.0 million and $0.8 million, respectively, to certain executives of the Company.

(4)	SEGMENT INFORMATION

The Company has six operating segments: Americas; Asia; Europe; e-Business; ModusLink PTS and TFL. Based on information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance, and due to certain quantitative thresholds being met, the Company has determined that it has four reportable segments: Americas, Asia, Europe and TFL. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its four reportable segments, the Company reports an All other category. The All other category represents the e-Business operating segment. As of July 31, 2010, the Company’s e-Business operations operated within each of the Americas, Asia and Europe reportable segments. e-Business and TFL were each their own reportable segments as of July 31, 2010. On August 1, 2010, the Company merged its former ModusLink OCS subsidiary with its e-Business solutions operations and the Company’s reporting structure and reportable segments changed. All prior year segment information has been restated to reflect this change. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s reportable segments and administration costs related to the Company’s venture capital activities. The Corporate-level activity balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating segments.

Management evaluates segment performance based on segment net revenue, operating income (loss), net income (loss) and across its segments, on the basis of “adjusted operating income (loss)”, which is defined as the operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets, share-based compensation and other charges not related to our baseline operating results. These items are excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses adjusted operating income (loss) to assist in evaluating the performance of the Company’s core operations.

Summarized financial information of the Company’s continuing operations by operating segment and Corporate-level activity categories is as follows:

	Years Ended July 31,
	2011	2010	2009
	(in thousands)
Net revenue:
Americas	$296,847	$308,702	$329,551
Asia	234,568	264,704	298,697
Europe	276,454	285,875	335,718
TFL	29,471	23,712	—
All other	39,126	41,003	44,588

	$876,466	$923,996	$1,008,554

Operating income (loss):
Americas	$(29,271)	$(24,472)	$(96,798)
Asia	30,010	49,393	(32,941)
Europe	(5,053)	(2,620)	(25,952)
TFL	(16,139)	(12,244)	—
All other	1,900	(2,947)	2,099

Total segment operating income (loss)	(18,553)	7,110	(153,592)
Other reconciling items	(16,419)	(14,037)	(14,101)

Total operating loss	$(34,972)	$(6,927)	$(167,693)

Adjusted operating income (loss):
Americas	$(5,369)	$(2,383)	$(4,672)
Asia	36,997	56,291	51,320
Europe	1,327	1,927	6,535
TFL	(4,026)	(1,226)	—
All other	3,823	1,755	4,817

Total segment adjusted operating income	32,752	56,364	58,000
Other reconciling items	(14,043)	(11,595)	(10,858)

Total adjusted operating income	$18,709	$44,769	$47,142

Adjusted operating income	$18,709	$44,769	$47,142
Adjustments:
Depreciation	(16,782)	(16,867)	(20,013)
Amortization of intangible assets	(5,457)	(6,308)	(5,485)
Impairment of goodwill	(27,166)	(25,800)	(164,682)
Share-based payments	(3,481)	(4,154)	(5,103)
Restructuring, net	(795)	1,433	(19,552)

Operating loss	$(34,972)	$(6,927)	$(167,693)
Other income (expense), net	(9,186)	(3,380)	(15,054)
Income tax expense	(4,527)	(5,162)	(10,831)
Income (loss) from discontinued operations	(330)	(2,318)	126

Net loss	$(49,015)	$(17,787)	$(193,452)

	July 31,
	2011	2010
	(in thousands)
Total assets of continuing operations:
Americas	$121,596	$190,366
Asia	125,059	118,274
Europe	120,422	137,114
TFL	11,029	23,257
All other	24,808	17,428

Sub-total	402,914	486,439
Corporate-level activity	19,448	39,347

	$422,362	$525,786

As of July 31, 2011, approximately 60%, 18% and 22% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2010, approximately 72%, 13% and 15% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2011, approximately $10.7 million, $7.1 million, $5.4 million, $4.1 million and $3.7 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands, China and Czech Republic, respectively. As of July 31, 2010, approximately $10.1 million, $6.8 million, $5.6 million, $3.6 million and $3.6 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands, China and Czech Republic, respectively.

The Company generated revenue of approximately $142.2 million and $124.0 million in China and the Netherlands, respectively, from external customers during the fiscal year ended July 31, 2011. The Company generated revenue of approximately $175.5 million and $132.7 million in China and the Netherlands, respectively, from external customers during the fiscal year ended July 31, 2010. The Company generated revenue of approximately $197.9 million $160.7 million in China and the Netherlands, respectively, from external customers during the fiscal year ended July 31, 2009.

(5)	DISCONTINUED OPERATIONS AND DIVESTITURES

The Company recorded income (loss) from discontinued operations of approximately $(0.3) million, $(2.3) million and $0.1 million, respectively, for the fiscal years ended July 31, 2011, 2010 and 2009, primarily related to net present value accretion on future lease payments and adjustments to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding rental income.

Summarized financial information for the discontinued operations of the Company are as follows:

	Years Ended July 31,
	2011	2010	2009
	(in thousands)
Results of operations:
Net revenues	$—	$—	$—
Total expenses	(330)	(2,318)	126

Income (loss) from discontinued operations	$(330)	$(2,318)	$126

	July 31,
	2011	2010
	(in thousands)
Financial position:
Current assets	$—	$—
Current liabilities	(1,817)	(1,791)
Non-current liabilities	(1,883)	(3,289)

Net liabilities of discontinued operations	$(3,700)	$(5,080)

(6)	PROPERTY AND EQUIPMENT

Property and equipment at cost, consists of the following:

	July 31,
	2011	2010
	(in thousands)
Buildings	$23,833	$20,350
Machinery and equipment	21,867	23,990
Leasehold improvements	18,321	18,389
Software	39,743	37,970
Other	7,078	6,634

	$110,842	$107,333
Less: Accumulated depreciation and amortization	(63,543)	(54,427)

Net property and equipment, at cost	$47,299	$52,906

Assets under capital leases which are included in the amounts above are summarized as follows:

	July 31,
	2011	2010
	(in thousands)
Buildings	$—	$3,734
Machinery and equipment	193	155
Other	46	46
Less: Accumulated amortization	(133)	(3,837)

	$106	$98

The Company recorded depreciation expense of approximately $16.8 million, $16.9 million and $20.0 million for the fiscal years ended July 31, 2011, 2010 and 2009, respectively. Depreciation expense within the Americas, Asia, Europe, TFL and All other was approximately $5.1 million, $4.6 million, $6.0 million, $0.1 million and $0.9 million, respectively, for fiscal year 2011, $5.3 million, $5.0 million $5.7 million, $0.0 million and $0.8 million, respectively, for fiscal 2010, and $6.9 million, $5.7 million $6.5 million, $0.0 million and $0.9 million, respectively, for fiscal 2009. Amortization of assets recorded under capital leases is included in the depreciation expense amounts.

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

During the second quarter of fiscal year 2011, indicators of potential impairment caused the Company to conduct an interim impairment test for goodwill and other long-lived assets, which includes amortizable intangible assets for ModusLink PTS and TFL reporting units in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2011. These indicators included continued operating losses, the departure of key personnel, and increasingly adverse trends that resulted in further deterioration of current operating results and future prospects for both ModusLink PTS and TFL reporting units. These adverse trends include increased competition for and a decline in the supply chain of quality products at a reasonable cost for TFL, pricing pressure from existing customers for ModusLink PTS, and the emergence and growth of new competitors for both ModusLink PTS and TFL.

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

The estimated fair values of our reporting units for the goodwill impairment test were evaluated using an income approach by calculating the present value of estimated future cash flows. We believe the use of the income approach is appropriate due to lack of comparability to guideline companies and the lack of comparable transactions under the market approach. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. In developing an appropriate discount rate to apply in its estimated cash flow models the Company developed an estimate of its weighted-average cost of capital for ModusLink PTS and TFL.

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

In connection with completing the goodwill impairment analysis the Company also evaluated the recoverability of its long-lived assets at the ModusLink PTS and TFL reporting units. The asset groups for both ModusLink PTS and TFL are at the reporting unit level. Recoverability of these asset groups is determined by comparing forecasted undiscounted net cash flows of the reporting units to their respective carrying values. If the asset group’s cash flows are determined to be unable to recover the carrying amount of its net assets, then a loss is recognized equal to the amount by which the asset’s carrying value exceeds its fair value. The loss is then allocated amongst the long-lived assets based on their relative carrying amounts, with the exception that a loss allocated to an individual asset should not reduce the carrying amount of that asset below its fair value. Based upon this evaluation, the Company determined that the estimated future undiscounted cash flows related to these asset groups was below their carrying values, and therefore these asset groups were impaired.

The Company’s remaining goodwill of $3.1 million as of July 31, 2011 relates to the Company’s e-Business reporting unit. During the fourth quarter of fiscal year 2011, the Company completed its annual impairment analysis of goodwill. The Company concluded that its goodwill was not impaired as of July 31, 2011.

During the fourth quarter of fiscal year 2010, the Company completed its annual impairment analysis of goodwill. The Company completed step one of the impairment analysis. As a result of the annual impairment analysis and in connection with the preparation of its annual financial statements for the fiscal year ended July 31, 2010 the Company concluded that its goodwill was impaired and recorded a $25.8 million non-cash goodwill impairment charge, consisting of $2.8 million for e-Business, $12.8 million for ModusLink PTS and $10.2 million for TFL. The impairment charge for e-Business and ModusLink PTS is not deductible for tax purposes. The impairment charge for TFL is deductible as amortization for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows and had no effect on the Company’s compliance with the financial covenants under its credit agreement.

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

In connection with completing the goodwill impairment analysis the Company also evaluated the recoverability of its long-lived assets at the e-Business, ModusLink PTS and TFL reporting units where goodwill was determined to be impaired during the fiscal year ended July 31, 2010. Based upon this evaluation, the Company determined that the estimated future undiscounted cash flows related to these assets were in excess of their carrying values, and therefore these long-lived assets were not impaired as of July 31, 2010.

During the second quarter of fiscal year 2009, indicators of potential impairment caused the Company to conduct an interim impairment test as of January 31, 2009. Those indicators included a significant decrease in the market capitalization of the Company, and the change in the macroeconomic environment through the second quarter of fiscal year 2009. The Company completed step one of the impairment analysis and concluded that, as of January 31, 2009, the fair value of three of its five reporting units was below their respective carrying values. As part of the step one test, the Company performed a market capitalization reconciliation to ensure that the resulting outputs of the test and the total Company fair value were consistent, giving effect to a reasonable control premium, 35%. The three reporting units that showed potential impairment were the Americas, Asia and Europe. As such, the Company performed step two of the impairment test and in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2009 the Company concluded that its goodwill was impaired and recorded a $164.7 million non-cash goodwill impairment charge, consisting of $74.6 million for the Americas, $73.9 million for Asia and $16.1 million for Europe. The estimated fair values of our reporting units were evaluated using an income approach by calculating the present value of our estimated future cash flows.

The changes in the carrying amount of goodwill allocated to the Company’s operating segments are as follows:

	Americas	Asia	Europe	TFL	All Other	Consolidated Total
	(in thousands)
Balance as of July 31, 2009
Goodwill	$94,477	$73,948	$30,108	$—	$5,857	204,390
Accumulated impairment charges	(74,626)	(73,948)	(30,108)	—	—	(178,682)

	$19,851	$—	$—	$—	$5,857	$25,708

Goodwill from the acquisition of TFL	—	—	—	16,299	—	16,299
Impairment of goodwill	(12,801)	—	—	(10,200)	(2,799)	(25,800)

Balance as of July 31, 2010
Goodwill	94,477	73,948	30,108	16,299	5,857	220,689
Accumulated impairment charges	(87,427)	(73,948)	(30,108)	(10,200)	(2,799)	(204,482)

	$7,050	$—	$—	$6,099	$3,058	$16,207

Impairment of goodwill	(7,050)	—	—	(6,099)	—	(13,149)
Balance as of July 31, 2011
Goodwill	94,477	73,948	30,108	16,299	5,857	220,689
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(16,299)	(2,799)	(217,631)

	$—	$—	$—	$—	$3,058	$3,058

The components of intangible assets are as follows (in thousands):

	July 31, 2011				July 31, 2010
	Gross Carrying Amount	Accumulated amortization/ impairment	Net Book Value	Weighted average amortization period	Gross Carrying Amount	Accumulated amortization	Net Book Value	Weighted average amortization period
Client Relationships	$34,500	$32,215	$2,285	7 years	$34,500	$21,503	$12,997	7 to 10 years
Developed Technology	13,992	12,211	1,781	3 to 7 years	13,992	5,638	8,354	3 to 8 years
Trade Names	5,405	4,801	604	3 to 7 years	5,405	2,800	2,605	3 to 8 years
Non-competes	713	684	29	1 to 5 years	713	496	217	1 to 5 years

Total	$54,610	$49,911	$4,699		$54,610	$30,437	$24,173

Amortization expense for intangible assets for the years ended July 31, 2011, 2010 and 2009 totaled approximately $5.5 million, $6.3 million and $5.5 million, respectively.

Estimated annual amortization expense for intangible assets for the next four years ending July 31, is as follows:

Fiscal Year	Amount
(in thousands)
2012	$1,326
2013	$1,320
2014	$1,288
2015	$764

(8)	RESTRUCTURING

The following tables summarize the activity in the restructuring accrual for the fiscal years ended July 31, 2011, 2010 and 2009:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2008	$1,848	$8,320	$—	$10,168

Restructuring charges	16,292	5,291	389	21,972
Restructuring adjustments	(2,858)	438	—	(2,420)
Cash paid	(8,378)	(3,550)	—	(11,928)
Non-cash adjustments	(62)	(229)	(389)	(680)

Accrued restructuring balance at July 31, 2009	$6,842	$10,270	$—	$17,112

Restructuring charges	54	222	—	276
Restructuring adjustments	(612)	(1,097)	—	(1,709)
Cash paid	(6,103)	(6,221)	—	(12,324)
Non-cash adjustments	—	277	—	277

Accrued restructuring balance at July 31, 2010	$181	$3,451	$—	$3,632

Restructuring charges	1,099	—	—	1,099
Restructuring adjustments	53	(357)	—	(304)
Cash paid	(1,081)	(1,926)	—	(3,007)
Non-cash adjustments	44	—	—	44

Accrued restructuring balance at July 31, 2011	$296	$1,168	$—	$1,464

It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ended July 31, 2012. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by September 2012.

During the fiscal year ended July 31, 2011 the Company recorded a net restructuring charge of approximately $0.8 million. Of this amount, approximately $1.2 million primarily related to the workforce reduction of 55 employees in the Americas and Asia and approximately $(0.4) million of the recorded net restructuring charge related to changes in estimates for previously recorded facilities lease obligations primarily based on changes to the underlying assumptions.

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

During the fiscal year ended July 31, 2009, the Company recorded a net restructuring charge of approximately $19.6 million. Of this amount, approximately $12.1 million related to the workforce reduction of approximately 500 employees, $2.5 million related to severance costs for the workforce reduction of approximately 25 employees in Angers, France and $1.2 million related to the work force reduction of approximately 25 employees in Kildare, Ireland. The charge also consisted of approximately $5.8 million related to the shutdown of facilities in El Paso, TX; Juarez, Mexico; Nashville, TN; San Jose, CA; Angers, France; and Budapest, Hungary and a $0.4 million charge for the impairment of fixed assets at the location in El Paso, TX. All actions related to fiscal year 2009 workforce reductions were completed by July 31, 2010. These restructuring charges were partially offset by approximately $2.4 million in reductions to initial estimates for recorded employee-related expenses and facilities lease obligations primarily based on changes in underlying assumptions.

The net restructuring charges for the fiscal years ended July 31, 2011, 2010 and 2009 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	July 31,
	2011	2010	2009
	(in thousands)
Cost of revenue	$437	$(1,306)	$14,431
Selling, general and administrative	358	(127)	5,121

	$795	$(1,433)	$19,552

The following tables summarize the restructuring accrual by operating segment, the all other category and the corporate-level activity category for the fiscal years ended July 31, 2011, 2010, and 2009:

	Americas	Asia	Europe	All other	Corporate- level Activity	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2008	$4,694	$174	$5,056	$—	$244	$10,168

Restructuring charges	7,871	2,204	11,001	644	252	21,972
Restructuring adjustments	165	(163)	(2,422)	—	—	(2,420)
Cash paid	(3,946)	(1,805)	(5,901)	(240)	(36)	(11,928)
Non-cash adjustments	(680)	—	—	—	—	(680)

Accrued restructuring balance at July 31, 2009	$8,104	$410	$7,734	$404	$460	$17,112

Restructuring charges	—	43	222	—	11	276
Restructuring adjustments	367	(108)	(1,929)	(12)	(27)	(1,709)
Cash paid	(5,600)	(345)	(5,543)	(392)	(444)	(12,324)
Non-cash adjustments	277	—	—	—	—	277

Accrued restructuring balance at July 31, 2010	$3,148	$—	$484	$—	$—	$3,632

Restructuring charges	501	593	5	—	—	1,099
Restructuring adjustments	(303)	(7)	6	—	—	(304)
Cash paid	(1,993)	(586)	(428)	—	—	(3,007)
Non-cash adjustments	(7)	—	51	—	—	44

Accrued restructuring balance at July 31, 2011	$1,346	$—	$118	$—	$—	$1,464

(9)	@VENTURES INVESTMENTS

The Company maintains interests in several privately held companies primarily through its interests in two venture capital funds which invest as “@Ventures”. The Company invests in early stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors.

During the fiscal years ended July 31, 2011, 2010 and 2009, approximately $3.5 million, $3.4 million and $9.5 million, respectively was invested by @Ventures in privately held companies. During the fiscal years ended July 31, 2011, 2010 and 2009 @Ventures received distributions of approximately $0.2 million, $1.3 million and $18.0 million, respectively.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities, are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statement of Operations.

As of July 31, 2011 and 2010, the Company’s carrying value of investments in privately held companies was approximately $12.0 million and $13.0 million, respectively. During the fiscal years ended July 31, 2011, 2010 and 2009, the Company recorded impairment charges related to certain investments in the @Venture portfolio of companies of approximately $2.5 million, $0.3 million and $16.8 million, respectively.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying value requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short-term and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required by U.S. public companies. As such, the reliability and accuracy of the data may vary. During the fourth quarter ended July 31, 2011, the Company became aware that there may be indicators of impairment for certain investments in the @Ventures portfolio of companies. The Company completed its evaluation for impairment in connection with the preparation of the financial statements for the fiscal year ended July 31, 2011 and determined that certain investments were impaired. As a result, the Company recorded an impairment charge of approximately $2.1 million for the quarter ended July 31, 2011 on two investments in the @Ventures portfolio of companies.

As of July 31, 2011, the Company, through @Ventures held investments in nine portfolio companies, although investments in four of these companies are nominal. From time to time, the Company may make new and follow-on venture capital investments and may from time to time receive distributions from investee companies. As of July 31, 2011, the Company was obligated to fund approximately $1.0 million in one of the @Ventures portfolio companies for a follow-on investment.

As of the fiscal years ended July 31, 2011, 2010 and 2009, the Company did not have an equity method investment in which the Company’s proportionate share exceeded 10% of the Company’s consolidated assets or income from continuing operations.

(10)	OTHER GAINS (LOSSES), NET

The following schedule reflects the components of “Other gains (losses), net”:

	Years Ended July 31,
	2011	2010	2009
	(in thousands)
Foreign currency exchange losses	$(4,023)	$(977)	$(1,560)
Gain on sale of investments	187	425	3,956
Impairment of investment	(67)	—	(975)
Loss on disposal of assets	(14)	(264)	(308)
Other, net	(746)	(172)	(293)

	$(4,663)	$(988)	$820

The Company recorded foreign exchange losses of approximately $4.0 million, $1.0 million and $1.6 million during the fiscal year ended July 31, 2011, 2010 and 2009, respectively. These net losses related primarily to realized and unrealized losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe. During the fiscal year ended July 31, 2011, the Company recorded a gain of approximately $0.2 million on investments. Approximately $0.1 million of the gain related to the sale of available-for-sale securities and approximately $0.1 million of the gain related to the distribution of proceeds from the acquisition by third parties of H2Gen Innovations, Inc. and M2E Power, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow.

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

(11)	BORROWING ARRANGEMENTS

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

The Credit Facility is secured by the assets of the Company and includes certain restrictive covenants, including covenants that will limit the Company’s ability to create liens, incur additional indebtedness, make investments, or dispose of assets or property. In addition, the Company must maintain certain financial covenants typical for this type of arrangement, including a maximum consolidated leverage ratio, a minimum consolidated core cash flow leverage ratio and minimum global cash. As of July 31, 2011, the Company was in compliance with the covenants of the Credit Facility.

As of July 31, 2011, there were no borrowings outstanding under the Credit Facility. As of July 31, 2011 the Company had $0.1 million for letters of credit under the Credit Facility.

In addition, the Company maintains a credit facility of approximately $1.0 million with a Taiwanese bank. No amounts were outstanding under this facility as of July 31, 2011.

(12)	COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2021. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Future annual minimum payments, including restructuring related obligations as of July 31, 2011, are as follows:

	Operating Leases	Stadium Obligation	Capital Lease Obligations	Total
	(in thousands)
For the fiscal years ended July 31:
2012	$26,821	$1,600	$43	$28,464
2013	19,760	1,600	13	21,373
2014	15,026	1,600	10	16,636
2015	9,904	1,600	—	11,504
2016	4,944	—	—	4,944
Thereafter	3,177	—	—	3,177

	$79,632	$6,400	$66	$86,098

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $0.7 million. Capital lease obligations are net of interest.

Total rent and equipment lease expense charged to continuing operations was approximately $29.3 million, $29.2 million, and $31.2 million for the fiscal years ended July 31, 2011, 2010 and 2009, respectively.

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

From time to time, the Company provides guarantees of payment to vendors doing business with certain of the Company’s subsidiaries or former subsidiaries. These guarantees require that in the event that the subsidiary cannot satisfy its obligations with certain of its vendors, the Company will be required to settle the obligation. Additionally, from time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2011, the Company had no recorded liabilities with respect to these arrangements.

In 1999, a subsidiary of the Company entered into a facility lease with a term ending in November 2006. The Company issued a guaranty in connection with this lease. The Company divested its interest in the subsidiary in 2002. During the quarter ended October 31, 2006, the Company became aware that this lease had been amended to extend the lease term through November 2016 with cumulative base rent of approximately $16.0 million. The Company has notified the former subsidiary and landlord that it disputes that it has any ongoing liability under this guaranty and hence has not recorded any reserves for this arrangement as of July 31, 2011.

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

(13)	STOCK AWARD PLANS AND SHARE-BASED COMPENSATION

Stock Option Plans

During the fiscal year ended July 31, 2011, the Company made awards for stock options under five plans: the 2004 Stock Incentive Plan (the “2004 Plan”), the 2002 Non-Officer Employee Stock Incentive Plan (the “2002 Plan”), the 2000 Stock Incentive Plan (the “2000 Plan”), the 2005 Non-Employee Director Plan (the “2005 Plan”) and the 2010 Incentive Award Plan (the “2010 Plan”). Options granted under the 2010 Plan, 2004 Plan, 2002 Plan and the 2000 Plan are generally exercisable as to 25% of the shares underlying the options beginning one year after the date of grant, with the option being exercisable as to the remaining shares in equal monthly installments over the next three years. Stock options granted under these plans have contractual terms of seven years. The Company may also grant awards other than stock options under the 2010 Plan.

In December 2010, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2010 Plan, pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock awards and other equity-based awards for the issuance of (i) 5,000,000 shares of common stock of the Company plus (ii) the number of shares subject to outstanding awards under the Company’s 2000 Plan, 2002 Plan and 2004 Plan (collectively, the “Prior Plans”) that expire or are forfeited following December 8, 2010, the effective date of the 2010 Plan. Per the terms of the 2010 Plan, the number of shares available for issuance under the 2010 Plan will be increased from time to time by the number of shares subject to outstanding awards under the Prior Plans that expire or are forfeited following December 8, 2010. As of December 8, 2010, the Company ceased making any further awards under its Prior Plans. As of December 8, 2010, the effective date of the 2010 Plan, there were an additional 2,922,258 shares of Common Stock underlying equity awards issued under the Company’s Prior Plans. This amount represents the maximum number of additional shares that may be added to the 2010 Plan should these awards expire or be forfeited subsequent to December 8, 2010. Any awards that were outstanding under the Prior Plans as of the effective date continued to be subject to the terms and conditions of such Prior Plan. Approximately 5,095,192 shares are available for future issuance as of July 31, 2011 under the 2010 Plan.

In December 2005, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2005 Plan, pursuant to which the Company may grant non-qualified stock options to certain members of the Board of Directors. The 2005 Plan replaced the Company’s Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (“1999 Plan”). No additional options will be granted under the 1999 Plan; however, all then outstanding options under the 1999 Plan remained in effect in accordance with their respective terms. Pursuant to the 1999 Plan, 200,000 shares of the Company’s common stock were initially reserved for issuance. Up to 200,000 shares of common stock may be issued pursuant to awards granted under the 2005 Plan (subject to adjustment in the event of stock splits and other similar events). Prior to December 8, 2010, the Plan provided that each eligible director would automatically be granted an option to acquire 20,000 shares of Common Stock (the “Initial Option”) upon election to the Board. Each director who ceased to be an Affiliated Director (as defined in the 2005 Plan) and was not otherwise an employee of the Company or any of its subsidiaries or affiliates would be granted, on the date such director ceased to be an Affiliated Director but remained as a member of the Board of Directors, an Initial Option to acquire 20,000 shares of

Common Stock under the plan. Each Initial Option vests and becomes exercisable on a monthly basis as to 1/36th of the number of shares of Common Stock originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. On December 8, 2010, the Board of Directors amended the 2005 Plan to eliminate the Initial Option. Prior to September 23, 2009, the 2005 Plan also provided that on the date of each annual meeting of stockholders of the Company, each eligible Director who was both serving as Director immediately prior to and immediately following such annual meeting, and who had served on the Board for at least six months, would automatically be granted an option to purchase 2,400 shares of Common Stock (an “Annual Option”). Each Annual Option vests and becomes exercisable on a monthly basis as to 1/36th of the number of shares originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a Director on such monthly anniversary date. On September 23, 2009, the Board of Directors amended the 2005 Plan to eliminate the Annual Option. Stock options granted under the 2005 Plan have contractual terms of 10 years. Approximately 67,200 shares are available for future issuance as of July 31, 2011 under the 2005 Plan.

The Board of Directors administers all stock plans, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option and may delegate this authority to a committee of the Board or to certain officers of the Company in accordance with SEC regulations and applicable Delaware law.

Employee Stock Purchase Plan

On October 4, 1994, the Board of Directors of the Company adopted the 1995 Employee Stock Purchase Plan, as amended (the “Plan”). During fiscal year 2002, the Plan was amended to increase the aggregate number of shares that may be issued from the Plan to 300,000 shares. In December 2009, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Plan to increase the aggregate number of shares that may be issued from the plan to 600,000 shares. Approximately 245,314 shares are available for future issuance as of July 31, 2011. Under the Plan, employees who elect to participate in the Plan instruct the Company to withhold a specified amount through payroll deductions during each quarterly period. On the last business day of each applicable quarterly payment period, the amount withheld is used to purchase the Company’s common stock at a purchase price equal to 85% of the lower of the market price on the first or last business day of the quarterly period. During the fiscal years ended July 31, 2011, 2010, and 2009 the Company issued approximately 34,000, 39,000 and 35,000 shares, respectively, under the Plan.

Stock Option Valuation and Expense Information under ASC Topic 718

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the fiscal years ended July 31, 2011, 2010 and 2009:

	Years Ended July 31,
	2011	2010	2009
	(in thousands)
Cost of goods sold	$374	$337	$392
Selling, general and administrative	3,107	3,817	4,711

	$3,481	$4,154	$5,103

The Company estimates the fair value of stock option awards on the date of grant using a binomial-lattice model. The weighted-average grant date fair value of employee stock options granted during the fiscal years ended July 31, 2011, 2010 and 2009 was $2.97, $3.73 and $3.22, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Years Ended July 31,
	2011	2010	2009
	(in thousands)
Expected volatility	62.64%	65.77%	56.64%
Risk-free interest rate	0.99%	1.88%	2.34%
Expected term (in years)	4.27	4.08	4.08
Expected dividend yield	0.00%	0.00%	0.00%

The volatility assumption for fiscal years 2011, 2010 and 2009 is based on the weighted average of the most recent volatility measures over the expected term of the stock option awards.

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

As share-based compensation expense recognized in the accompanying consolidated statement of operations for the fiscal years ended July 31, 2011, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Stock Options

The status of the plans for the fiscal year ended July 31, 2011 is as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Stock options outstanding, July 31, 2010	2,335	$12.70
Granted	540	6.44
Exercised	(9)	5.58
Forfeited or expired	(300)	16.43

Stock options outstanding, July 31, 2011	2,566	$10.97	3.39	$20

Stock options exercisable, July 31, 2011	1,687	$12.75	2.28	$16

As of July 31, 2011, unrecognized share-based compensation related to stock options was approximately $2.2 million. This cost is expected to be expensed over a weighted average period of 1.8 years. The aggregate intrinsic value of options exercised during the fiscal years ended July 31, 2011, 2010 and 2009 was approximately $0.01 million, $0.10 million and $0.00 million, respectively.

As of July 31, 2011, there were 2.5 million stock options that were vested, and expected to vest in the future with an aggregate intrinsic value of $19 thousand and a weighted-average remaining contractual term of 3.29 years.

Nonvested Stock

Nonvested stock are shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Nonvested stock is expensed ratably over the term of the restriction period, ranging from one to five years unless there are performance restrictions placed on the nonvested stock, in which case the nonvested stock is expensed using graded vesting. Nonvested stock compensation expense for the fiscal years ended July 31, 2011, 2010 and 2009 was approximately $1.6 million, $1.5 million and $1.9 million, respectively.

A summary of the status of our nonvested stock for the fiscal year ended July 31, 2011, is as follows:

	Number of shares	Weighted average grant date fair value
	(in thousands, except fair values)
Nonvested stock outstanding, July 31, 2010	357	$6.33
Granted	378	6.88
Vested	(145)	10.22
Forfeited	(24)	7.90

Nonvested stock outstanding, July 31, 2011	566	$7.93

The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date. The total grant date fair value of nonvested stock that vested during the fiscal years ended July 31, 2011, 2010 and 2009 was approximately $1.5 million, $1.9 million and $1.0 million, respectively. As of July 31, 2011, there was approximately $2.1 million of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted-average period of 1.5 years.

As of July 31, 2011, there were 511 thousand shares of non-vested stock that were vested, and expected to vest in the future with a weighted-average grant date fair value of $7.93.

(14)	SHARE REPURCHASE PROGRAMS

In June 2010, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over an eighteen month period, (the “June 2010 Repurchase Program”). The timing and amount of any shares repurchased was to be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases could also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under inside trading laws. The Company retired and returned repurchased shares to the Company’s authorized, but not issued or outstanding common stock. The June 2010 Repurchase Program was funded using the Company’s working capital. During the fiscal year ended July 31, 2011, the Company repurchased an aggregate of approximately 0.2 million shares at a cost of approximately $1.4 million under the June 2010 Repurchase Program. In total, the Company repurchased an aggregate of approximately 0.5 million shares at a cost of approximately $3.4 million under the June 2010 Repurchase Program. During the fiscal year ended July 31, 2011, the Company declared and paid a special dividend of $40.0 million in the aggregate, which was funded with available cash on hand and included amounts remaining under the June 2010 Repurchase Program. Accordingly, no further repurchases will be made under the June 2010 Repurchase Program.

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

In September 2007, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over the following 18 months (the “September 2007 Repurchase Program”). The repurchase program was funded using the Company’s working capital. During the quarter ended January 31, 2009, the Company discontinued the September 2007 Repurchase Program. Prior to the discontinuation of the September 2007 Repurchase Program, the Company repurchased an aggregate of 3.5 million shares of common stock at a cost of approximately $38.3 million, including 0.5 million shares for approximately $3.0 million during the year ended July 31, 2009.

(15)	INCOME TAXES

Income from continuing operations:

	Years Ended July 31,
	2011	2010	2009
	(in thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(58,539)	$(23,438)	$(127,309)
Foreign	14,381	13,131	(55,438)

Total income from continuing operations before income taxes	$(44,158)	$(10,307)	$(182,747)

The components of income tax expense have been recorded in the Company’s financial statements as follows:

	Years Ended July 31,
	2011	2010	2009
	(in thousands)
Income tax expense from continuing operations	$4,527	$5,162	$10,831
Discontinued operations	—	—	—
Other comprehensive income	—	43	(529)

Total income tax expense	$4,527	$5,205	$10,302

The income tax expense from continuing operations consists of the following:

	July 31,
	2011	2010	2009
	(in thousands)
Current provision:
Federal	$—	$(367)	$—
State	—	185	—
Foreign	4,307	5,737	11,942

	$4,307	$5,555	$11,942

Deferred provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	220	(393)	(1,111)

	$220	$(393)	$(1,111)

Total tax provision	$4,527	$5,162	$10,831

Deferred income tax assets and liabilities have been classified on the accompanying consolidated balance sheets in accordance with the nature of the item giving rise to the temporary differences. The components of deferred tax assets and liabilities are as follows:

	July 31, 2011			July 31, 2010
	Current	Non-current	Total	Current	Non-current	Total
	(in thousands)
Deferred tax assets:
Accruals and reserves	$4,397	$10,685	$15,082	$4,612	$14,905	$19,517
Tax basis in excess of financial basis of investments in affiliates	—	15,956	15,956	—	13,966	13,966
Tax basis in excess of financial basis for intangible and fixed assets	—	5,710	5,710	—	4,774	4,774
Net operating loss and capital loss carryforwards	—	729,434	729,434	—	731,747	731,747

Total gross deferred tax assets	4,397	761,785	766,182	4,612	765,392	770,004
Less: valuation allowance	(2,938)	(739,757)	(742,695)	(3,416)	(731,095)	(734,511)

Net deferred tax assets	1,459	22,028	23,487	1,196	34,297	35,493

Deferred tax liabilities:
Accruals and reserves	(231)	(975)	(1,206)	(163)	(733)	(896)
Financial basis in excess of tax basis for intangible and fixed assets	—	(2,338)	(2,338)	—	(13,266)	(13,266)
Financial basis in excess of tax basis of investments in affiliates	—	(26)	(26)	—	(132)	(132)
Undistributed accumulated earnings of foreign subsidiaries	—	(18,713)	(18,713)	—	(19,499)	(19,499)

Total gross deferred tax liabilities	(231)	(22,052)	(22,283)	(163)	(33,630)	(33,793)

Net deferred tax asset (liability)	$1,228	$(24)	$1,204	$1,033	$667	$1,700

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2011 will be allocated as follows (in thousands):

Income tax benefit recognized in the consolidated statement of operations	$(727,234)
Additional paid in capital	(15,461)

$(742,695)

The net change in the total valuation allowance for the year ended July 31, 2011 was an increase of approximately $8.2 million. This increase is primarily due to an increase in the U.S. valuation allowance due to net operating losses, capital losses, and other deferred tax assets. A valuation allowance has been recorded against the gross deferred tax asset in the U.S and certain foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, it is more likely than not that certain assets will not be realized.

ModusLink Corporation has obtained five-year tax holidays for certain of its solution centers in China. These tax holidays were obtained by Modus Media, Inc. prior and subsequent to its acquisition by the Company and remained in effect throughout various dates ending December 2010. These tax holidays were structured such that tax rates are 0% for the first two profitable years and 7.5% for the three year period thereafter. During calendar year 2007, the Chinese government introduced legislation for domestic and foreign companies that eliminated certain tax holidays effective January 1, 2008. The legislation allowed for a transition period for companies with existing holidays whereby the tax rate will increase gradually over a five year period up to a maximum rate of 25%. ModusLink’s current tax holidays began to expire during fiscal year 2009. The Company has recorded its deferred tax assets and liabilities based upon the tax rates expected to be in effect upon recognition.

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.0 billion and $402.3 million, respectively, at July 31, 2011. The federal net operating losses will expire from fiscal year 2021 through 2031 and the state net operating losses will expire from fiscal year 2012 through 2031. The Company has a foreign net operating loss carryforward of approximately $57.4 million. In addition, the Company has capital loss carryforwards for federal and state tax purposes of approximately $15.7 million and $15.7 million, respectively. The federal and state capital losses will expire from fiscal year 2012 through 2015. The utilization of net operating losses and capital losses may be limited in the future if the Company experiences an ownership change as defined by Internal Revenue Code Section 382. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three-year period. The Company does not believe an ownership change occurred during fiscal year 2011.

The Company’s ModusLink subsidiary has undistributed earnings from its foreign subsidiaries of approximately $69.0 million at July 31, 2011, of which approximately $15.5 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. The amount of taxes attributable to the permanently reinvested undistributed earnings is not practicably determinable. The Company has recorded a deferred tax liability of $18.7 million on the remaining $53.5 million of undistributed earnings that are not considered to be permanently reinvested.

Income tax expense attributable to income from continuing operations differs from the expense computed by applying the U.S. federal income tax rate of 35% to income (loss) from continuing operations before income taxes as a result of the following:

	Years Ended July 31,
	2011	2010	2009
	(in thousands)
Computed “expected” income tax expense (benefit)	$(15,456)	$(3,608)	$(63,961)
Increase (decrease) in income tax expense resulting from:
Losses not benefited (utilized)	15,150	(4,544)	11,154
State income taxes, net of federal benefit	—	120	—
Foreign dividends	4,041	7,535	8,858
Foreign tax rate differential	(2,220)	(1,804)	(6,303)
Capitalized costs	408	194	306
Nondeductible goodwill impairment	2,467	5,460	57,639
Non-deductible expenses	202	210	447
Foreign withholding taxes	323	1,964	2,159
Reversal of ASC 740 reserves	(547)	—	—
Other	159	(365)	532

Actual income tax expense	$4,527	$5,162	$10,831

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

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. At July 31, 2011 and 2010, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately

$6.0 million and $5.8 million, respectively. Effective August 1, 2009, the Company adopted the provisions within ASC Topic 805, Business Combinations. As a result, to the extent the unrecognized tax benefits are recognized, the entire amount would impact income tax expense after the measurement period.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended July 31, 2008 through July 31, 2011. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2005 through 2011 tax years remain subject to examination in most locations while the Company’s 2000 through 2011 tax years remain subject to examination in most Asia locations.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Years Ended July 31,
	2011	2010	2009
	(in thousands)
Balance as of beginning of year	$5,810	$6,243	$6,207
Additions for current year tax positions	—	320	423
Additions for prior year tax positions	—	—	78
Currency translation	697	101	(189)
Settlements paid to taxing authorities	—	(854)	(276)
Reductions of prior year tax positions	(547)	—	—

Balance as of end of year	$5,960	$5,810	$6,243

In accordance with the Company’s accounting policy, interest related to income taxes is included in the provision of income taxes line of the Consolidated Statements of Operations. For the year ended July 31, 2011, the Company has not recognized any material interest expense related to uncertain tax positions. As of July 31, 2011 and 2010, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amount of $130,000 and $84,000 respectively. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months.

(16)	DEFINED BENEFIT PENSION PLANS

The Company sponsors two defined benefit pension plans covering certain of its employees in its Netherlands facility and one defined benefit pension plan covering certain of its employees in its Taiwan facility. Pension costs are actuarially determined.

The aggregate change in benefit obligation and plan assets related to these plans was as follows:

	July 31,
	2011	2010
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$11,441	$11,224
Service cost	365	339
Interest cost	617	510
Actuarial (gain) loss	192	266
Employee contributions	390	385
Benefits and administrative expenses paid	(184)	(610)
Amendments	—	(82)
Transfers	1	—
Effect of Curtailment	(228)	—
Currency translation	1,197	(591)

Benefit obligation at end of year	13,791	11,441

Change in plan assets
Fair value of plan assets at beginning of year	12,265	10,615
Actual return on plan assets	597	271
Employee contributions	390	385
Employer contributions	1,300	1,839
Benefits and administrative expenses paid	(180)	(155)
Transfers	1	—
Currency translation	1,279	(690)

Fair value of plan assets at end of year	15,652	12,265

Funded status
Assets	2,886	1,940
Current liability	(1)	(1)
Noncurrent liability	(1,028)	(1,116)

Net amount recognized in statement of financial position as a non-current asset (liability)	$1,857	$823

The accumulated benefit obligation was approximately $10.8 million and $8.9 million at July 31, 2011 and 2010, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	July 31,
	2011	2010
	(in thousands)
Projected benefit obligation	$2,047	$1,991
Accumulated benefit obligation	$1,241	$1,171
Fair value of plan assets	$1,018	$875

Components of net periodic pension cost were as follows:

	Years Ended July 31,
	2011	2010	2009
	(in thousands)
Service cost	$365	$339	$711
Interest costs	617	510	634
Expected return on plan assets	(477)	(462)	(546)
Amortization of net actuarial loss	(114)	(144)	(135)

Net periodic pension costs	$391	$243	$664

The amount included in accumulated other comprehensive income expected to be recognized as a component of net periodic pension costs in fiscal 2012 is approximately $0.1 million related to amortization of a net actuarial gain and prior service cost.

Assumptions:

Weighted-average assumptions used to determine benefit obligations was as follows:

	July 31,
	2011	2010
Discount rate	5.50%	5.50%
Rate of compensation increase	2.00%	2.00%

Weighted-average assumptions used to determine net periodic pension cost was as follows:

	Years Ended July 31,
	2011	2010	2009
Discount rate	5.50%	5.50%	6.25%
Expected long-term rate of return on plan assets	3.50%	4.25%	4.75%
Rate of compensation increase	2.00%	2.00%	2.50%

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

Benefit payments:

The following table summarizes expected benefit payments from the plans through fiscal 2021. Actual benefit payments may differ from expected benefit payments. The minimum required contributions to the plan are expected to be approximately $0.8 million in fiscal 2012.

Pension Benefit Payments
(in thousands)
For the fiscal years ended July 31:
2012	$47
2013	$57
2014	$65
2015	$98
2016	$152
Next 5 years	$1,301

Investment Policy:

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

The current target allocations for plan assets are 100% for debt securities. The market value of plan assets using Level 2 inputs is approximately $15.6 million.

Valuation Technique

Benefit obligations are computed using the projected unit credit method. Benefits are attributed to service based on the plan’s benefit formula. Cumulative gains and losses in excess of 10% of the greater of the pension benefit obligation or market-related value of plan assets are amortized over the expected average remaining future service of the current active membership.

(17)	COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	July 31,
	2011	2010	2009
	(in thousands)
Net unrealized holding gains (losses) on securities	$(26)	$47	$(51)
Cumulative foreign currency translation adjustment	23,352	12,008	11,919
Pension adjustments	2,310	2,182	2,437

Accumulated other comprehensive income	$25,636	$14,237	$14,305

For the fiscal years ended July 31, 2011 and 2010, the Company recorded approximately $0.1 million for both periods, in taxes related to comprehensive income.

(18)	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following:

	July 31,
	2011	2010	2009
	(in thousands)
Balance at beginning of year	$919	$3,767	$2,358
Additions	144	141	1,699
Deductions	(590)	(2,989)	(290)

Balance at end of year	$473	$919	$3,767

(19)	SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth selected quarterly financial information for the fiscal years ended July 31, 2011 and 2010. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Fiscal 2011 Quarter Ended				Fiscal 2010 Quarter Ended
	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31
	(in thousands except share data)
Net revenue	$236,379	$234,150	$207,140	$198,798	$246,678	$235,488	$213,697	$228,133
Cost of revenue	214,025	210,759	186,906	181,144	210,664	203,954	189,090	203,686

Gross profit	22,354	23,391	20,234	17,654	36,014	31,534	24,607	24,447
Total operating expenses	25,019	49,715	21,850	22,021	24,459	25,552	23,312	50,207

Operating income (loss)	(2,665)	(26,324)	(1,616)	(4,367)	11,555	5,982	1,295	(25,760)
Total other income (expense)	(2,651)	(774)	(2,088)	(3,673)	(1,161)	(1,213)	(1,445)	440
Income tax expense	1,309	1,132	1,331	754	1,881	2,174	942	165

Income (loss) from continuing operations	(6,625)	(28,230)	(5,035)	(8,794)	8,513	2,595	(1,092)	(25,485)
Discontinued operations, net of income taxes	(45)	(104)	(91)	(91)	45	(29)	(2,334)	—

Net income (loss)	$(6,670)	$(28,334)	$(5,126)	$(8,885)	$8,558	$2,566	$(3,426)	$(25,485)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.15)	$(0.65)	$(0.12)	$(0.21)	$0.19	$0.06	$(0.03)	$(0.58)
Income (loss) from discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$(0.05)	$0.00

Net income (loss)	$(0.15)	$(0.65)	$(0.12)	$(0.21)	$0.19	$0.06	$(0.08)	$(0.58)

(20)	DIVIDEND

On March 7, 2011, the Company announced that its Board of Directors had declared a special dividend of $0.9134 per common share outstanding, or $40.0 million in the aggregate, with a payment date of March 31, 2011 and a record date of March 17, 2011 (the “Special Dividend”). The aggregate amount paid to stockholders through the Special Dividend included amounts that remained under the June 2010 Repurchase Program at that time.

The Company has performed an analysis and determined that the special dividend is not taxable as ordinary income as the Company does not have accumulated earnings or profits as determined for U.S. federal income tax purposes. As the Company does not have accumulated earnings and profits, the special dividend is treated as a return of capital that reduces the stockholders’ adjusted tax basis in the Common Stock.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included below.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ModusLink Global Solutions, Inc.:

We have audited ModusLink Global Solutions, Inc.’s internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ModusLink Global Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ModusLink Global Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ModusLink Global Solutions, Inc. as of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2011, and our report dated October 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

October 14, 2011

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

During the fourth quarter of fiscal year 2011, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

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

Equity Compensation Plan Information as of July 31, 2011

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2011:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,717,275	$11.27	5,407,706	(1)
Equity compensation plans not approved by security holders	848,484	$10.35	—

Total	2,565,759	$10.97	5,407,706

(1)	Includes 245,314 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

In March 2002, the Board of Directors adopted the 2002 Plan, which was adopted without the approval of our security holders, Pursuant to the 2002 Plan 415,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 1,915,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards were granted to the Company’s or its subsidiaries’ employees, other than those who were also officers or directors, as defined.

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

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: October 14, 2011	By:	/S/ JOSEPH C. LAWLER
Joseph C. Lawler
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature	Title

/S/ JOSEPH C. LAWLER Joseph C. Lawler	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/S/ STEVEN G. CRANE Steven G. Crane	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ VIRGINIA G. BREEN Virginia G. Breen	Director

/S/ JEFFREY J. FENTON Jeffrey J. Fenton	Director

/S/ THOMAS H. JOHNSON Thomas H. Johnson	Director

/S/ FRANCIS J. JULES Francis J. Jules	Director

/S/ EDWARD E. LUCENTE Edward E. Lucente	Director

/S/ MICHAEL J. MARDY Michael J. Mardy	Director

/S/ JOSEPH M. O’DONNELL Joseph M. O’Donnell	Director

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 26, 2008 (File No. 000-23262).

3.2	Third Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 2, 2011 (File No. 000-23262).

4.1	Specimen stock certificate representing the Registrant’s Common Stock is incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008 (File No. 000-23262).

10.1*	2000 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 17, 2000 (File No. 000-23262).

10.2*	Amendment No. 1 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.3*	Amendment No. 2 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.4*	Amended and Restated 1995 Employee Stock Purchase Plan, as amended by Amendment No. 1 and Amendment No. 2 thereto, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed November 16, 2001 (File No. 000-23262).

10.5*	Amendment No. 3 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.6*	Amendment No. 4 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.7*	Amendment No. 5 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed October 23, 2009 (File No. 000-23262).

10.8*	Amended and Restated 1999 Stock Option Plan For Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001 (File No. 000-23262).

10.9*	Amendment No. 1 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-23262).

10.10*	Amendment No. 2 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.11*	2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.12*	Amendment No. 1 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.13*	Amendment No. 2 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.14*	Amendment No. 3 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No.000-23262).

10.15*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.16*	Form of Incentive Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.17*	Form of Restricted Stock Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.18*	2005 Non-Employee Director Plan is incorporated herein by reference to Appendix V to the Registrant’s Definitive Schedule 14A filed November 7, 2005 (File No. 000-23262).

10.19*	Amendment No. 1 to 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.20*	Amendment No. 2 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 (File No. 000-23262).

10.21*	Amendment No. 3 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2011 (File No. 000-23262).

10.22*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.23*	2004 Stock Incentive Plan is incorporated herein by reference to Appendix VI to the Registrant’s Definitive Schedule 14A filed November 2, 2004 (File No. 000-23262).

10.24*	Amendment No. 1 to 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.25*	Amendment No. 2 to 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.26*	ModusLink Global Solutions, Inc. 2010 Incentive Award Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed October 26, 2010 (File No. 000-23262).

10.27*	Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.28*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.29*	Form of 2010 Incentive Award Plan Non-Statutory Stock Option Certificate is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.30*	Form of 2010 Incentive Award Plan Incentive Stock Option Certificate is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.31*	ModusLink Global Solutions, Inc. Second Amended and Restated Director Compensation Plan, dated as of December 8, 2010, is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2011 (File No. 000-23262).

10.32*	Employment Offer Letter from the Registrant to Joseph C. Lawler, dated August 23, 2004, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.33*	Executive Severance Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.34*	Amendment of Executive Severance Agreement, dated as of January 4, 2008, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 4, 2008 (File No. 000-23262).

10.35*	Second Amendment to Executive Severance Agreement, dated as of September 28, 2010, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 22, 2010 (File No. 000-23262).

10.36*	Indemnification Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.37*	Executive Retention Agreement, dated as of August 28, 2002, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.38*	Amendment No. 1 to Executive Retention Agreement, dated July 26, 2007, between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.39*	Second Amendment to Executive Retention Agreement, dated September 28, 2010, between the Registrant and Peter L, Gray is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 (File No. 000-23262).

10.40*	Letter Agreement, dated June 18, 2007, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.41*	Employment Offer Letter from ModusLink Corporation to William R. McLennan, dated February 3, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 7, 2005 (File No. 000-23262).

10.42*	Letter Agreement, dated June 5, 2008, between ModusLink Corporation and William R. McLennan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2008 (File No. 000-23262).

10.43*	Letter Agreement, dated April 3, 2007, between the Registrant and David J. Riley is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated April 3, 2007 (File No. 000-23262).

10.44*	Employment Offer Letter from the Registrant to Steven G. Crane, dated March 15, 2007, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 3, 2007 (File No. 000-23262).

10.45*	Form of Executive Severance Agreement between the Registrant and Steven G. Crane and David J. Riley, dated July 26, 2007, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.46*	Amendment to Executive Severance Agreement between the Registrant and Steven G. Crane, dated September 28, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 (File No. 000-23262).

10.47*	Amendment to Executive Severance Agreement between the Registrant and David J. Riley, dated September 28, 2010, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 (File No. 000-23262).

10.48*	Form of Executive Severance Agreement between the Registrant, ModusLink Corporation and William R. McLennan, dated July 27, 2007, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.49*	Amendment to Executive Severance Agreement among the Registrant, ModusLink Corporation and William R. McLennan, dated September 28, 2010, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 (File No. 000-23262).

10.50*	Form of Director Indemnification Agreement (executed by the Registrant and each member of the Board of Directors) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.51*	Form of Indemnification Agreement (executed by the Registrant and each member of the Executive Officers (other than the Chief Executive Officer)) dated December 17, 2008 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-23262).

10.52	Amended and Restated Credit Agreement, dated as of February 1, 2010, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.53	First Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2011, and effective as of January 31, 2011, by and among the Registrant and certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the fiscal quarter ended April 30, 2011 (File No. 000-23262).

10.54	Amended and Restated SecurityAgreement, dated as of February 1, 2010, by and among the Registrant and certain of its subsidiaries and Bank of America, N.A. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.55	Amended and Restated Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Bank of America, N.A. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.56	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Silicon Valley Bank is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.57	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.58	Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.59	First Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 16, 2001 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.60	Corrective Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.61	Second Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of October 5, 2001 is incorporated herein by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.62	Third Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of April 12, 2002 is incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.63	Fourth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 1, 2002 is incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.64	Fifth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of September 30, 2002 is incorporated herein by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.65	Sixth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of January 24, 2003, is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.66	Seventh Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of February 3, 2003, is incorporated herein by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

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

10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-23262).

10.70	Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC dated as of January 24, 2006, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.71	First Amendment to Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated as of September 7, 2006, is incorporated herein by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.72	Second Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated April 16, 2007, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007 (File No. 000-23262).

10.73*	The Registrant’s FY2012 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2011 (File No. 000-23262).

10.74*	Summary of the Registrant’s FY2012 Performance-Based Restricted Stock Bonus Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 21, 2011 (File No.000-23262).

10.75	Lease Agreement, dated February 4, 2000, between Modus Media International, B.V. and ABN AMRO Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.76	Amendment to Lease Agreement and Waiver Letter, dated February 28, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. (formerly named ABN AMRO Onroerend Goed Lease en Financieringen B.V.) and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.77	Second Amendment to Lease Agreement and Waiver Letter, dated December 3, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.78	Waiver Letter, dated December 18, 2002, Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.79	Letter, dated October 31, 2003, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.