Form 10-K/A
period 2011-07-31
ModusLink Global Solutions Inc
filed 2011-11-28
CIK 914712

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

(781) 663-5000

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

On November 18, 2011, the Registrant had outstanding 43,828,923 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K/A

MODUSLINK GLOBAL SOLUTIONS, INC.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, as filed with the U.S. Securities and Exchange Commission (“SEC”) on October 14, 2011 (the “Original Filing”), solely for the purpose of including the information required by Part III (Items 10, 11, 12, 13 and 14) of the Original Filing that was previously omitted from the Original Filing.

General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Annual Report on Form 10-K or incorporated by reference from the Company’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Annual Report on Form 10-K. Because the Company’s definitive proxy statement for the next annual meeting of stockholders will not be filed with the SEC within 120 days of the end of the fiscal year ended July 31, 2011 as our board of directors has determined that we will hold the next annual meeting of stockholders on January 20, 2012 with a record date of December 1, 2011, the information required by Part III of Form 10-K cannot be incorporated by reference and, therefore, must be included as part of the Original Filing. Accordingly, the Company is filing this Amendment to include such omitted information as part of the Original Filing.

Except as described above, no other information in the Original Filing is being modified or amended by this Amendment, and unless indicated otherwise, this Amendment does not reflect events occurring after October 14, 2011, which is the filing date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings made with the SEC on or subsequent to October 14, 2011.

PART III

ITEM 10.—	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to our board of directors as of November 15, 2011.

Name	Age	Position
Virginia G. Breen	47	Director
Jeffrey J. Fenton	53	Director
Thomas H. Johnson	62	Director
Francis J. Jules	54	Non-Executive Chairman of the Board
Joseph C. Lawler	61	Director; President and Chief Executive Officer
Edward E. Lucente	71	Director
Michael J. Mardy	62	Director
Joseph M. O’Donnell	65	Director

Biographical and certain other information concerning the members of the Board is set forth below:

Virginia G. Breen, age 47. Ms. Breen has served as a Director of the Company since April 2001. Since July 2011, Ms. Breen has been a Partner of Chelsea Partners, a company providing board advisory services. From August 1995 to 2011, Ms. Breen has been General Partner of Blue Rock Capital, L.P., a venture capital firm, which she co-founded, that invests in information technology and service businesses. Ms. Breen has also been a General Partner of Sienna Ventures, a venture capital firm that invests in information technology and service businesses, since 2002. In addition, Ms. Breen serves as a Director/Trustee of four hedge funds, equity funds and real estate investment trusts that are associated with Bank of America/US Trust Company, N.A. and 12 hedge funds and equity funds associated with UBS Alternative Investments US. Ms. Breen provides the Board with extensive industry knowledge in information technology and service business markets, as well as leadership and governance experience through service as a director of numerous financial services investment funds sponsored by leading investment banking firms.

Jeffrey J. Fenton. Mr. Fenton, age 53, has served as a Director of the Company since November, 2010. Since March 2004, Mr. Fenton has served as a Principal of Devonshire Advisors LLC, an advisory services firm. From March 2004 to April 2008, Mr. Fenton also served as Senior Advisor to Cerberus Capital Management L.P., a leading private investment firm. From 1999 to October 2002, Mr. Fenton served as the Chief Executive Officer of Maxim Crane Works. Mr. Fenton served as the Chief Executive Officer of GE Capital Modular Space and as an officer of GE Capital Corporation from 1998 to 1999. Mr. Fenton served as a director of Bluelinx Holdings Inc., Formica Corporation, IAP Worldwide Services and Transamerica Trailer Leasing Co. Mr. Fenton brings to the Board significant finance, international business and leadership experience, having served as a senior advisor at a leading private investment firm as well as chief executive officer of a major industrial company.

Thomas H. Johnson, age 62. Mr. Johnson has served as a Director of the Company since April 2006. Since January 2009, Mr. Johnson has served as the Chief Executive Officer of The Taffrail Group, LLC, an international advisory firm. From November 2005 to the present, Mr. Johnson has been Managing Partner of THJ Investments, L.P., a private investment entity. Mr. Johnson served as Chairman and Chief Executive Officer of Chesapeake Corporation, a specialty packaging manufacturer, from August 1997 to November 2005. Mr. Johnson is also a director of Coca-Cola Enterprises, Inc., GenOn Energy, Inc. and Universal Corporation. Mr. Johnson’s prior board experience includes Mirant Corporation and Superior Essex Inc. Mr. Johnson provides to the Board more than 15 years of leadership and financial experience, including service as the chief executive officer of several large corporations, including a publicly traded packaging company with international operations. Mr. Johnson also has extensive international management experience in Europe and Asia. Mr. Johnson’s contributions are complemented by his experience serving as an outside director of multiple public companies, including such companies’ audit, nominating and governance and compensation committees.

Francis J. Jules, age 54. Mr. Jules has served as a Director of the Company since February 2003 and as presiding director from August 2006 until November 2011. Mr. Jules was appointed non-executive Chairman of the Board on November 15, 2011. Mr. Jules has served as Executive Vice President, Global Enterprise Solutions, of AT&T, Inc., a local telephone and access provider, since November 2010. From September 2007 until November 2010, Mr. Jules served as President and Chief Executive Officer of AT&T Advertising Solutions, a subsidiary of AT&T, Inc. From November 2005 until September 2007, Mr. Jules served as Senior Vice President, Network Integration, of AT&T Operations, Inc. From February 2003 to November 2005, Mr. Jules served as President of SBC Global Markets East, a subsidiary of SBC Communications, Inc., a data, voice and Internet service provider. During 2002, Mr. Jules served as Chief Executive Officer and as a director of US LEC Corp., a public telecommunications company now conducting business as PAETEC Holding Corp. Mr. Jules provides the Board with experience through his service in executive leadership roles in global organizations in the telecommunications industry, including extensive sales management responsibilities and expertise.

Joseph C. Lawler, age 61. Mr. Lawler has served as a Director of the Company since August 2004. Mr. Lawler has served as President and Chief Executive Officer of the Company since August 2004, and served as Chairman from August 2006 to November 2011. From 1995 to March 2004, Mr. Lawler served in various positions with R.R. Donnelley & Sons Company, a provider of full-service global print solutions, most recently as Executive Vice President. While at R.R. Donnelley, Mr. Lawler had management responsibilities for logistics, financial, direct mail and international operations. Mr. Lawler has led the Company for more than seven years. As President and Chief Executive Officer, Mr. Lawler brings to the Board his thorough knowledge of the Company’s business, strategy, people, operations, competition and financial position. Mr. Lawler also provides executive leadership and strategic vision.

Edward E. Lucente, age 71. Mr. Lucente has served as a Director of the Company since April 2006. From January 1998 to December 2000, Mr. Lucente served as President, Chief Executive Officer and Chairman of the Board of QMS, Inc., a developer, manufacturer, and supplier of document printing solutions. From 1991 to 1993, Mr. Lucente served as Executive Vice President of Northern Telecom (Nortel), a designer and manufacturer of telephone and IP-optimized networks. From 1961 to 1991, Mr. Lucente served in various senior management positions with International Business Machines Corporation (IBM), including President of the Information Products Division; Group Executive, Marketing, Services and Sales; and IBM Vice President and Group Executive, Asia Pacific Group. Mr. Lucente is also a Trustee Emeritus of Carnegie Mellon University. Mr. Lucente brings to the Board leadership experience, including service in executive roles at several international corporations, sales and marketing insights, as well as extensive experience overseas, especially in Asia.

Michael J. Mardy, age 62. Mr. Mardy has served as a Director of the Company since May 2003. Since July 2003, Mr. Mardy has served as Executive Vice President and Chief Financial Officer of Tumi, Inc., a retailer of prestige luggage and business accessories. Mr. Mardy is also a director and chairman of the audit committee of Green Mountain Coffee Roasters, Inc. Mr. Mardy provides to the Board expertise in finance and accounting, including experience gained through a career in finance including serving as chief financial officer of several companies. Mr. Mardy also brings experience serving as a public company outside director and chairman of public company audit committees.

Joseph M. O’Donnell, age 65. Mr. O’Donnell has served as a Director of the Company since November 2010. From March 2008 to April 2009, Mr. O’Donnell served as Chief Executive Officer of Inmar Inc., a leading provider of technology-driven logistics and supply chain software and services. From June 1994 to May 2006, Mr. O’Donnell served as Chief Executive Officer and Chairman of the Board of Directors of Artesyn Technologies, Inc., a supplier of power conversion equipment and real-time embedded computing solutions to telecommunications equipment suppliers. Mr. O’Donnell currently serves as a director of Comverge, Inc., a leading provider of smart grid, demand management and energy efficiency solution and Comverse Technology, Inc., the world’s leading provider of software and systems enabling value-added services for voice, messaging, mobile Internet and mobile advertising, converged billing and active customer management, and IP communications and as a trustee of the BPV Family of Funds, a diversified, open-end management investment company advised by BPV Wealth Management, LLC. Mr. O’Donnell also serves as a member of the University of Tennessee School of Business Advisory Board. Mr. O’Donnell’s prior board experience includes Boca Research Inc., Cincinnati Microwave Inc., MTS Systems Corporation, Parametric Technology Corporation, Superior Essex Inc. and V Band Corp. Mr. O’Donnell brings to the Board over 30 years of management experience in the technology, electronics and supply chain industries, including service in the chief executive officer role, as well as extensive experience serving as an outside director of multiple public companies.

Audit Committee

The Board has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, which assists the Board in fulfilling its responsibilities to stockholders concerning the Company’s financial reporting and internal controls and facilitates open communication among the Audit Committee, Board, outside auditors and management. The Audit Committee discusses with management and the Company’s outside auditors the financial information developed by the Company, the Company’s systems of internal controls and the Company’s audit process. The Audit Committee is solely and directly responsible for appointing, evaluating, retaining and, when necessary, terminating the engagement of the independent auditor. The independent auditors meet with the Audit Committee (both with and without the presence of the Company’s management) to review and discuss various matters pertaining to the audit, including the Company’s financial statements, the report of the independent auditors on the results, scope and terms of their work, and their recommendations concerning the financial practices, controls, procedures and policies employed by the Company. The Audit Committee oversees the internal audit functions and the senior-most internal auditor reports directly to the Audit Committee. The Audit Committee pre-approves all audit services to be provided to the Company, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to the Company by the independent auditor. The Audit Committee coordinates the Board’s oversight of the Company’s internal control over financial reporting, disclosure controls and procedures and code of conduct. The Audit Committee is charged with establishing procedures for (i) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting, internal accounting controls or auditing matters. The Audit Committee reviews all related party transactions on an ongoing basis and all such transactions must be approved or ratified by the Audit Committee. The Audit Committee is authorized, without further action by the Board, to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities. The Board has adopted a written charter for the Audit Committee, a copy of which can be found under the “Investor Relations—Governance” section of the Company’s website at www.moduslink.com. The contents of our website are not part of this Amendment, and our internet address is included in this document as an inactive textual reference only. The Audit Committee consists of Virginia G. Breen, Francis J. Jules, Michael J. Mardy (Chair) and Joseph M. O’Donnell, each of whom is independent as defined in applicable Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. The Board has determined that Michael J. Mardy is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee met 5 times during fiscal 2011.

Audit Committee Financial Expert

The Board has determined that Michael J. Mardy is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. Mr. Mardy is independent as defined in applicable Nasdaq listing standards.

Human Resources and Compensation Committee

The Board has a Human Resources and Compensation Committee (the “Compensation Committee”), which administers the Company’s 2010 Incentive Award Plan, 2004 Stock Incentive Plan, 2002 Non-Officer Employee Stock Incentive Plan, 2000 Stock Incentive Plan and Amended and Restated 1995 Employee Stock Purchase Plan, as well as the Company’s cash incentive plans, performance-based restricted stock program and other equity-based awards. The Compensation Committee approves salaries, bonuses and other compensation arrangements and policies for the Company’s executive officers, including the President and Chief Executive Officer. The Compensation Committee is authorized, without further action by the Board, to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities. The Board has adopted a written charter for the Compensation Committee, a copy of which can be found under the “Investor Relations—Governance” section of the Company’s website at www.moduslink.com. The Compensation Committee consists of Jeffrey J. Fenton, Thomas H. Johnson, Francis J. Jules (Chair) and Edward E. Lucente, each of whom is an independent Director as determined in accordance with the Compensation Committee charter and applicable Nasdaq rules. The Compensation Committee met 6 times during fiscal 2011.

The Company’s President and Chief Executive Officer and its Senior Vice President, Human Resources regularly attend Compensation Committee meetings to provide information and recommendations regarding the Company’s executive compensation program. The President and Chief Executive Officer formulates and presents recommendations regarding any change in the base salary, bonus, equity compensation and other benefits of other executive officers, but the Compensation Committee is not bound by such recommendations and the Compensation Committee ultimately approves the compensation of all executive officers. In addition, the Senior Vice President, Human Resources and members of the human resources staff compile relevant data at the request of the Compensation Committee. Other than making recommendations and participating in discussions regarding the compensation of other executive officers, the Company’s President and Chief Executive Officer generally does not play a role in determining the amount or form of executive compensation. The Compensation Committee generally meets in executive sessions without any member of management present when discussing compensation matters pertaining to the President and Chief Executive Officer and, at times, on other compensation-related matters. The Compensation Committee also reviews with the Board (other than Mr. Lawler), the compensation of the President and Chief Executive Officer, prior to taking final action. The President and Chief Executive Officer does not make proposals or recommendations regarding his own compensation.

In addition, to the extent permitted by applicable law and the provisions of a particular equity-based incentive plan, the Board has delegated authority to the President and Chief Executive Officer to grant stock options to non-executive employees within certain limits, including a prohibition on making grants to direct reports and per person limits, which authority is generally used to facilitate making new hire grants and to recognize promotions or reward special accomplishments and achievements. The Board has authorized Mr. Lawler to make restricted stock awards and restricted stock unit awards to non-executive employees in an amount not to exceed 1,000 shares in any one instance, and 10,000 shares in the aggregate in any fiscal year. The Compensation Committee approves the number of shares included in an annual stock option pool for annual grants to non-executive employees and thereafter the President and Chief Executive Officer is authorized to determine the amounts, recipients and date of grant of the annual stock option grants to non-executive employees.

The Compensation Committee’s practice is to engage an outside compensation consultant to advise it as needed and to conduct a comprehensive review of executive compensation every two years. In intervening years, it is the Compensation Committee’s practice to adjust the data from the prior year, as it deems necessary, to reflect typical cost of living and inflationary effects. For certain of the years included in the Summary Compensation Table, the Compensation Committee has used Hewitt Associates LLC (“Hewitt”) and Pearl Meyer & Partners (“PM&P”), as discussed below.

In fiscal 2005, the Company retained Hewitt as an independent advisor reporting to the Compensation Committee on executive compensation matters. During the fiscal years ended July 31, 2009 and July 31, 2010, Hewitt provided independent advice on compensation matters pertaining to the named executive officers and our other executives as requested by management or the Compensation Committee. During fiscal 2009, Hewitt reviewed with the Compensation Committee the overall executive compensation landscape, conducted a review of all elements of our executive compensation program, including bonus, long-term incentives, supplemental benefits, perquisites and severance, and provided a competitive review of compensation levels for a selected group of senior executive positions, including the named executive officers. Hewitt’s findings were delivered in early fiscal 2010, and were taken into consideration in making fiscal 2010 executive compensation determinations and fiscal 2011 executive compensation determinations (other than with respect to the compensation of the President and Chief Executive Officer, as discussed below). Hewitt has acted as an advisor to the Compensation Committee and also has provided, with the knowledge and consent of the Compensation Committee, advice and expertise to management on matters to be presented by management to the Compensation Committee. The Company did not retained Hewitt to provide any other services to the Company.

During fiscal 2010, the Compensation Committee retained PM&P as an independent advisor regarding fiscal 2011 compensation of the President and Chief Executive Officer. During fiscal 2011, the Compensation Committee retained PM&P as its independent advisor on executive compensation matters. In June 2011, PM&P delivered to the Compensation Committee a review of market trends and conditions regarding executive compensation, and how the Company’s practices compared to such matters. In early fiscal 2012, PM&P conducted a competitive analysis of the Company’s executive compensation and advised the Compensation Committee in making fiscal 2012 executive compensation decisions. The Company has not retained PM&P to provide any other services to the Company.

The Compensation Committee reviews executive compensation on an ongoing basis and consults with its independent consultant as deemed necessary. The Compensation Committee also annually reviews with the President and Chief Executive Officer the results of the Company’s management succession planning activities as it relates to his direct reports, and shares its findings with the full Board.

Executive Officers

Officers are elected annually by the Board and serve at the discretion of the Board. Set forth below is information regarding the current executive officers of the Company.

Name	Age	Position
Joseph C. Lawler	61	President and Chief Executive Officer
Steven G. Crane	54	Chief Financial Officer
Peter L. Gray	43	Executive Vice President, General Counsel and Secretary
William R. McLennan	53	President, Global Operations, ModusLink Corporation
David J. Riley	41	Executive Vice President, Corporate Development

Joseph C. Lawler has served as President and Chief Executive Officer of the Company and as a Director since August 2004, and also served as Chairman from August 2006 to November 2011. From 1995 to March 2004, Mr. Lawler served in various positions with R.R. Donnelley & Sons Company, a provider of full-service global print solutions, most recently as Executive Vice President. While at R.R. Donnelley, Mr. Lawler had management responsibilities for logistics, financial, direct mail and international operations.

Steven G. Crane has served as Chief Financial Officer of the Company since April 2007. From April 2007 until June 2008, Mr. Crane also served as Treasurer of the Company. Prior to joining the Company, from August 2006 until August 2007, Mr. Crane served as President of FT Interactive Data Corporation, a division of International Data Corporation, a provider of various financial data and proprietary information, where he was responsible for overall management of the division. Mr. Crane also served as Chief Financial Officer of Interactive Data Corporation from 1999 until August 2006, where he was responsible for all finance functions.

Peter L. Gray has served as Executive Vice President and General Counsel of the Company since March 2002 and as Secretary since December 2005. Mr. Gray served as Vice President and Assistant General Counsel of the Company from December 2000 to March 2002 and Associate General Counsel of the Company from June 1999 to December 2000. Mr. Gray served as Assistant General Counsel of Cambridge Technology Partners (Massachusetts), Inc. from February 1999 to June 1999. From September 1993 to January 1999, Mr. Gray was an attorney at Hale and Dorr LLP (now Wilmer Cutler Pickering Hale and Dorr LLP), where he was elected a junior partner in May 1998.

William R. McLennan has served as President, Global Operations, ModusLink Corporation, since June 2008. Mr. McLennan joined ModusLink Corporation in February 2005 and served as President, Asia-Pacific Operations of ModusLink Corporation until January 2006. From January 2006 until June 2008, Mr. McLennan served as President, International Business Unit of ModusLink Corporation. From June 2004 to February 2005, Mr. McLennan served as a partner of Onyx Capital Ventures, a private equity investment firm where he oversaw certain investments. From June 2003 to April 2004, Mr. McLennan served as President of R.R. Donnelley Logistics, a supply chain management company where he was responsible for overall management of the company. From August 2001 to May 2003, Mr. McLennan was Chief Operating Officer and Chief Financial Officer of R.R. Donnelley Logistics. From April 2000 to June 2001, Mr. McLennan served as the Co-President of Packtion Corporation, an internet technology business, where he oversaw all operations.

David J. Riley has served as Executive Vice President, Corporate Development of the Company since April 2007 and has been interim President of Tech for Less LLC, a subsidiary of the Company since February 2011. From June 2006 until April 2007, Mr. Riley served as Interim Chief Financial Officer and Treasurer of the Company. From March 2006 until June 2006, Mr. Riley served as Special Assistant to the Chief Executive Officer of the Company. Mr. Riley served in various capacities within the Company’s finance department from March 2000 to June 2006, including as Director of Finance from February 2001 to April 2003 and as Vice President, Finance from April 2003 to March 2006. Prior to joining the Company in 2000, Mr. Riley was a member of the Audit practice with Ernst & Young LLP. Mr. Riley is a Certified Public Accountant.

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer of the Company. Messrs. Lawler, Crane, Gray and McLennan are also directors and/or officers of many of the Company’s subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC.

Based solely on its review of the copies of such forms received or written representations from certain reporting persons, the Company believes that, during fiscal 2011, its officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements applicable to such individual. There are no known failures to file a required Form 3, Form 4 or Form 5.

Nomination of Director Candidates

During the fourth quarter of fiscal year 2011, the Company made no material changes to the procedures by which stockholders may recommend nominees to the Board, as described in our most recent proxy statement.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer, and its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions). The Company’s Code of Business Conduct and Ethics is posted on its website, www.moduslink.com (under the Investor Relations—Governance section). We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics applicable to the Company’s principal executive officer or its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions) by posting such information on our website.

ITEM 11.—	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

•

Executive Summary of Fiscal 2011 Compensation: Given the state of the global economy, base salaries for Messrs. Lawler, Crane and McLennan remained at their 2010 levels. Messrs. Gray and Riley’s base salaries were increased by 2% over 2010 to realign their salaries with market levels. The base salaries for Messrs. Gray and Riley were last increased in 2007.

•

Our fiscal 2011 performance annual bonus program was aligned with our business mission, strategy and goals and provided corresponding rewards only upon attainment of performance, thereby linking executives’ interests with our stockholders. For 2011, target bonus opportunities as a percentage of base salary were decreased from 2010 levels to 2009 levels. Bonuses were based on revenue, operating income and generating cash from operations, all of which measure the success of our long-term strategic plan of increased revenue and profitability as more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained in the Original Filing. As the performance metrics for 2011 were not met, no bonuses were paid for fiscal 2011.

•

The equity component of our compensation program for fiscal 2011 was also similarly linked to our performance and the long-term interests of our stockholders. For 2011 the equity component of our compensation plan consisted of stock options, performance-based restricted stock and time vesting restricted stock. The stock options vest over time, and will only have value if our share price increases. The performance-based restricted stock was earned only if we met an operating income goal. However, since this performance metric was not met, no restricted shares for fiscal 2011 were issued and executives received no payment thereon. Time vesting restricted stock was granted in order to retain employees, but will only vest and corresponding value realized over time.

Executive Compensation Objectives

Our executive compensation program is designed to meet the following objectives:

•	Attract and retain executive officers who contribute to our success;

•	Align compensation with our business mission, strategy and goals; and

•	Motivate and reward high levels of performance.

These objectives collectively seek to link compensation to overall Company performance, which helps to ensure that the interests of our executives are aligned with the interests of our stockholders. These objectives serve as guiding principles in compensation program design.

Our compensation philosophy generally is to set our target total compensation (base salary, bonus and long term incentives) at the 50th percentile for similarly situated individuals at companies we consider to be our peers and competitors for talented individuals such as our executives and within the general industry (as more fully described below under “Benchmarking”). However, we consider the need to incent our executives and, as a result, from time to time and for certain individuals, we will exceed the 50th percentile target.

As to performance-based compensation, the Compensation Committee believes that one measure of the effectiveness of a variable compensation plan is whether compensation is being earned commensurate with performance and whether goals are set properly to reward desired performance. As discussed in more detail below, the Company did not meet its financial goals for fiscal 2011 and accordingly no amounts were earned under variable cash compensation or on performance-based equity.

Components of Executive Compensation

The principal components of compensation for our named executive officers consist of base salary; performance-based annual cash bonus; equity grants of stock options, performance-based restricted stock and time vested restricted stock; limited perquisites; and other benefits. Each component is described in more detail below. As discussed under “Human Resources and Compensation Committee”, from time to time we regularly engage a compensation consultant to assist us in determining these compensation levels and to review our executive compensation programs.

Base Salary

Base salary is the fixed component of an executive’s annual cash compensation and supports our compensation objectives to attract and retain talented executives and adequately compensate and reward them for services rendered during the fiscal year. Changes in base salary are typically considered based on subjective evaluation of individual performance during our annual performance review process which takes place in our fiscal first quarter. Assessment of individual performance includes achievements and performance of the applicable operating unit or function for which the executive is responsible. In addition, from time to time, adjustments are made to base salaries during the fiscal year in light of promotions, added responsibilities or in reaction to changes in the market for an individual possessing the skills and abilities required by our executives. Our President and Chief Executive Officer recommends compensation adjustments for the other named executive officers, which adjustments are considered by and are subject to approval by the Compensation Committee. The process for compensation adjustments for our President and Chief Executive Officer is described in the section titled “President and Chief Executive Officer Compensation Decisions” below.

The Compensation Committee reviewed base salaries during the first quarter of fiscal 2011, and given the state of the economy, decided that for most of our Named Executive Officers no change in base salary would be made for fiscal 2011. However the Compensation Committee did increase the base salaries for Messrs. Gray and Riley by 2% to realign their salaries with market levels. The base salaries for Messrs. Gray and Riley were last increased in 2007.

Performance-Based Annual Cash Bonus

Each year, the Compensation Committee establishes an Executive Management Incentive Plan or MIP, which provides cash incentives for our executives. This plan supports our compensation objectives by focusing on annual financial and operating results and enabling our target total compensation to remain competitive within the marketplace for executive talent. Each named executive officer has a target bonus award for each plan year.

Target bonus awards are expressed as a percentage of the base salary paid to the named executive officer during that plan year. Historically, the Compensation Committee has selected bonus amounts for the named executive officers such that target total compensation approximated the 50th percentile of comparable positions at our peer companies or the general industry. For fiscal 2010, the Compensation Committee increased the target percentage of base salary for each of the named executive officers, on a one-time basis, by 15 percentage points over the fiscal 2009 levels in order to retain, incent and motivate the named executive officers to drive financial performance of the Company in fiscal 2010. This change was also made in light of the fact that base salaries for those executives had been at the same levels since fiscal 2008. For fiscal 2011, targeted performance-based cash bonus percentages were returned to the levels which were in place prior to the fiscal 2010 increase. In making this adjustment, the Compensation Committee considered the cash bonuses earned in fiscal 2010, the bonus percentages relative to market and peer group practice and the mix of target cash and equity compensation for the named executive officers. For fiscal 2011 targeted bonuses were:

Target as Percentage of Base Salary
Joseph C. Lawler	125%
Steven G. Crane	70%
William R. McLennan	80%
Peter L. Gray	60%
David J. Riley	50%

At target, if earned, the performance-based annual cash bonus for the named executive officers would approximate the 50th percentile relative to the general industry survey discussed below under “Benchmarking”.

For fiscal 2011 bonuses could range from 25% to 200% of an individual’s target bonus, based on financial performance of the Company.

For fiscal 2011, the Compensation Committee established metrics to focus the Company’s executives on revenue growth, increasing operating income and generating cash from operations (or “free cash flow”), which the Compensation Committee believes are key drivers for the Company’s success and are aligned with our long-term strategy. In fiscal 2011, a portion of each participant’s target bonus percentage was allocated to each of the components on a 40%, 40% and 20% basis among revenue, operating income and free cash flow, respectively. The weighting of the revenue metric was increased from 20% in fiscal 2010 to 40% in fiscal 2011, emphasizing the Company’s focus on driving revenue growth in fiscal 2011. Each metric was considered independent from the other, so that minimum performance on any one metric was not required to make a payment for any other metric. In addition, all performance measures for 2011 were determined exclusive of the impact of acquisitions or divestitures, the impact of any non-cash goodwill impairments, any expense variances to budget related to @Ventures, which conducts the Company’s venture capital investing activities and any expenses related to the Company’s 2010 director nomination process and its resolution.

The following are the “threshold,” “target” and “maximum” levels established for each performance metric for fiscal 2011:

	Threshold	Target	Maximum
Revenue	$900 million	$956.4 million	$1 billion
Operating Income	$18.9 million	$27.4 million	$40 million
Free Cash Flow[1]	$18 million	$22.1 million	$35 million

Payouts for the various components would scale from 25% to 100% between the threshold and the target levels and from 100% to 200% between the target and the maximum levels.

[1]	We define free cash flow as net cash provided by operating activities of continuing operations less additions to property and equipment.

In the Compensation Committee’s view, the objectives established were challenging in that they could be achieved only with substantial effort. With respect to revenue, given the state of the global economy, revenue growth appeared to be attainable, however with much uncertainty. Accordingly, the threshold for payment was intended to recognize efforts to stabilize revenue and was set at the same level of revenue as was realized by the Company in the prior year. Given the anticipated changes in work mix, the operating income threshold was reduced from the fiscal 2010 level. The free cash flow threshold and target levels were also reduced over fiscal 2010, due to the Company’s record free cash flow in fiscal 2010 and anticipated investments and cash usages in fiscal 2011. The changes in threshold, target and maximum levels from fiscal 2010 to fiscal 2011 are as follows:

	Threshold	Target	Maximum
Revenue	—	+6%	+11%
Operating Income	-14%	+25%	+83%
Free Cash Flow[2]	-47%	-35%	+3%

For fiscal 2011, we had revenue of $876.5 million, an operating loss of $6.9 million and negative free cash flow of $11.3 million, resulting in no payout of any bonus.

Equity Grants

A key component of our executives’ compensation takes the form of equity grants, including stock options, performance-based restricted stock and time vested restricted stock.

Our long-term equity incentives support our compensation objectives by rewarding the achievement of long-term business objectives that benefit our stockholders and help us retain a successful and tenured management team. Our executive compensation program has, to a great extent, historically relied on equity components to meet its objectives.

In determining the size and value of equity grants made during fiscal 2011, we reviewed market information provided by Hewitt in September 2009, updated by the Company’s human resources department. The Compensation Committee also considered the advice of PM&P, which reviewed the compensation of the President and Chief Executive Officer in August 2010, in determining the mix of performance-based and market risk-based equity, on the one hand, and awards for which continued service time was required, on the other. Additionally, the Compensation Committee considered the reduction in the performance-based annual bonus targets in determining the amount of equity-based awards in light of our goal for total compensation to be approximately 50th percentile relative to our peers and the general industry.

All grants in 2011 were made on the third business day after the release of earnings for our fiscal 2010.

Stock options

Historically, our equity program for executive officers has always included stock options with the size and value of awards based on the executive’s position and market compensation data. The Compensation Committee believes that stock options align the interests of our executive officers with those of investors and rewards the executives for enhancing our stock valuation, and serve as a retention vehicle. As part of the named executive officers’ compensation, stock options are generally awarded (i) upon initial hiring, (ii) annually, and (iii) periodically, in the event of promotions, added responsibilities and exemplary performance. The number of shares underlying an option grant is determined relative to market practice and in line with the Company’s goals in relation to setting target total compensation. Options granted in fiscal 2011 vest over 4 years with 25% vesting after one year and 1/48th of the options vesting each month thereafter.

[2]	We define free cash flow as net cash provided by operating activities of continuing operations less additions to property and equipment.

Performance-Based Restricted Stock

Another component of our equity program is performance-based restricted stock, pursuant to which executive officers would be granted a predetermined number of shares of restricted stock in the event that the Company achieves a certain level of financial performance. The Compensation Committee believes that performance-based restricted stock aligns the interests of our executive officers with those of investors, rewards the executives for enhancing our stock valuation and serves as a retention vehicle.

For fiscal 2011, the potential awards for our named executive officers were as follows:

	Number of Shares
Name	Threshold	Target	Maximum
Joseph C. Lawler	12,500	50,000	100,000
Steven G. Crane	2,500	10,000	20,000
William R. McLennan	4,000	16,000	32,000
Peter L. Gray	2,500	10,000	20,000
David J. Riley	2,500	10,000	20,000

The number of shares underlying the performance-based restricted stock awards was determined relative to market practice and in line with the Company’s goal regarding target total compensation.

The Compensation Committee set the financial performance target for earning performance-based restricted stock in 2011 at the same threshold, target and maximum levels of operating income as described above under the performance-based annual cash bonus. As was the case with the performance-based annual cash bonus, for fiscal 2011, the Company’s operating income determined in accordance with the plan was an operating loss of $6.9 million, which was below the target established under the plan and therefore no issuances were made for fiscal 2011 of performance-based restricted stock.

Restricted Shares

The Compensation Committee determined in fiscal 2009 that an element of annual equity compensation for fiscal 2010 would take the form of three-year time vesting restricted stock awards. The Compensation Committee believed that adding restricted stock awards to our annual compensation package would help keep our compensation competitive with the marketplace and provides retentive value. This practice was repeated in fiscal 2011 and accordingly the named executive officers each received restricted stock awards, vesting in three equal annual installments. The number of shares of restricted stock granted was determined relative to market practice and in line with the Company’s goals in relation to setting target total compensation.

The Company also awards shares of restricted stock coincident with the commencement of employment or in recognition of a promotion, added responsibilities, exemplary performance, to address market factors or to serve as a means to retain and motivate management.

Perquisites and other benefits

The Compensation Committee believes that the perquisites provided to the named executive officers are reasonable and modest compared to the general market. To the extent we offer any perquisites, we do so in order to be competitive with the market. Each of the named executive officers receives an automobile allowance as a term of his employment and 401(k) matching benefits consistent with those offered to all other participating employees. With respect to 401(k) matching, this practice was temporarily suspended for all employees, including the named executive officers, in February 2009, and was reinstated in November 2009.

From time to time, we have awarded discretionary cash bonuses based on, for example, exemplary performance or the assumption of additional responsibilities. No such bonuses were awarded to any named executive officers in fiscal 2011.

Assessment of risk

The Compensation Committee believes that our compensation policies and practices motivate our employees to achieve our corporate objectives and to remain with our Company while avoiding unreasonable risk taking, and that our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our Company. We believe we have allocated our compensation among base salary and incentive compensation target opportunities in such a way as to not encourage excessive risk taking. In addition, we believe our approach to goal setting, and our bonus plan design that provides for payouts at various levels of performance, further aligns employee and stockholder interests. Also, the multi-year vesting of our equity awards and our share ownership guidelines encourage our employees to have a long-term perspective.

Benchmarking

The Compensation Committee reviews executive compensation relative to marketplace norms on a regular basis and has followed a practice of refreshing this data every two years. For fiscal 2011, we considered a review of compensation done in 2010 when making our compensation decisions. In the fiscal 2010 compensation review, the Compensation Committee evaluated the competitiveness of our total target compensation relative to two data sources. One data source, which we refer to as our fiscal 2010 custom peer group (the “FY10 Custom Peer Group”), consists of companies which provide outsourced services and solutions. The companies in the FY10 Custom Peer Group were:

•	Acxiom Corporation;

•	ATC Technology Corporation;

•	Brightpoint, Inc.;

•	Celestica Inc.;

•	Convergys Corporation;

•	Deluxe Corporation;

•	Digital River, Inc.;

•	Forward Air Corporation;

•	GSI Commerce, Inc.;

•	Hub Group, Inc.; and

•	Sykes Enterprises, Incorporated.

With the assistance of Hewitt, we developed the FY10 Custom Peer Group by considering companies included in Hewitt’s Total Compensation Database, competitors identified by internal resources and industry and equity analysts, and companies identified in proxy disclosures as peers of companies reviewed. The FY10 Custom Peer Group differed from the group that we had used previously. The changes reflected that several companies in the prior peer group had been acquired and were no longer independent companies (Advo, Inc., CDW Corporation, Ceridian Corporation, eFunds Corp., Solectron Corporation), a lack of data availability (Merrill Corporation), or a determination by the Company that the former peer’s size and/or business was sufficiently different from that of the Company (Automatic Data Processing, Inc., DST Systems Inc., Flextronics International Ltd., R.R Donnelley & Sons Company) so that it was no longer considered a peer for compensation comparison purposes. In addition, we added ATC Technology Corporation, Brightpoint, Inc., Forward Air Corporation and Hub Group, Inc. as we believed these companies to have similarities to our business and reflected the market in which we compete for executive talent. Following the process of determining the FY10 Custom Peer Group, we concluded that FY10 Custom Peer Group data of a reliable sample size was only available for the Chief Executive Officer and Chief Financial Officer positions. Accordingly, only those two positions were compared with the FY10 Custom Peer Group.

The second data source we considered in making fiscal 2011 compensation decisions was a broad-based general industry group that included the 154 companies with annual revenues below $5 billion in Hewitt’s Total Compensation Database. Since inclusion in this second group was based solely on the stated criteria and participation in Hewitt’s database, the Compensation Committee is not aware of the names of the specific companies included. With respect to this second source, data was regressed to reflect our revenue level, in order to draw what the Compensation Committee believes to be appropriate comparisons to our executives’ compensation. We used this general industry group data as a comparison for all of our named executive officers, including the President and Chief Executive Officer and Chief Financial Officer.

Relative to the FY10 Custom Peer Group, we found that fiscal 2011 target total compensation for our President and Chief Executive Officer and our Chief Financial Officer was at the market median (i.e., within 10% of the median). We also found that in the aggregate and relative to the general industry group, our total target compensation for the named executive officers fell between the median and 75th percentile, which we attribute in part to the increase in equity award value to offset in part the reduction in performance-based annual cash bonus plan targets for fiscal 2011.

Tally Sheets

The Compensation Committee periodically reviews all components of compensation for our President and Chief Executive Officer and the other named executive officers, including salary, bonus, current value of all stock options and restricted shares outstanding, the dollar value and cost to us of all perquisites and benefits and the actual projected payout obligations under potential termination, severance and change-in-control scenarios. Tally sheets detailing the above components and scenarios with their respective dollar amounts are prepared by management for each of our named executive officers and other executives and reviewed by the Compensation Committee at least annually. The Compensation Committee believes, based on this review, that the compensation of the named executive officers is reasonable. In addition, the Compensation Committee believes that the differences between the compensation of our President and Chief Executive Officer and that of the other named executive officers is appropriate based on similar differences found in market data.

President and Chief Executive Officer Compensation Decisions

The Compensation Committee coordinates the annual performance evaluation of our President and Chief Executive Officer with the independent members of our Board. The evaluation is based on objective criteria, including the performance of the business, accomplishment of reported goals and strategic objectives and the development of management. There is no formula applied or weighting of these factors and the Compensation Committee considers the President and Chief Executive Officer’s performance in its totality. The evaluation is used by the Compensation Committee in determining our President and Chief Executive Officer’s cash compensation (base salary and bonus), which is also reviewed with the independent members of the Board prior to final approval by the Compensation Committee. The equity components of Mr. Lawler’s compensation in fiscal 2011, stock options, restricted stock and participation level for performance-based restricted stock awards were determined after reviewing PM&P’s analysis of Mr. Lawler’s compensation.

Input from Management

Our President and Chief Executive Officer and our Senior Vice President, Human Resources provide information and recommendations regarding our executive compensation program to our Compensation Committee, as is described in the “Human Resources and Compensation Committee” section above. Prior to the hiring of our current Senior Vice President, Human Resources in May 2011, and in particular for the fiscal year 2011 compensation matters discussed in this Amendment, our Executive Vice President and General Counsel was responsible for human resources matters and performed these duties.

Related Policies and Considerations

Employment, Termination of Employment and Change-In-Control Agreements

Each of our executive officers is an employee-at-will, meaning that his employment may be terminated at any time and for any reason. We have entered into severance benefit agreements with each of our named executive officers, which are described under the heading “Potential Payments Upon Termination or Change-in-Control”. During fiscal 2007, the Compensation Committee retained Hewitt to conduct a review of our severance benefits, including change-in-control protections. Based on that review, we standardized the severance benefits of the named executive officers, with certain exceptions for pre-existing arrangements. In addition, based on that review, we believe that the severance benefits we offer to our executives are competitive with similarly situated individuals and companies. With respect to termination of employment absent a change-in-control, we believe that the benefits we offer are in line with the markets in which we compete, and we offer these benefits to attract and retain our executives. Regarding change-in-control benefits, we have structured these benefits as a “double trigger” meaning that the benefits are only paid in the event of, first, a change- in-control transaction, and second, the loss of employment within one year after the transaction. We decided to offer these benefits in order to provide an incentive for our executives to remain in our employ in the event of such a transaction.

Stock Ownership Guidelines

The Compensation Committee believes that it is appropriate for the executive officers to hold equity in the Company. Under our stock ownership guidelines, the Chief Executive Officer’s ownership requirement is set at three times his annual salary and other executive officers’ ownership requirement is set at two times their respective annual salaries. All individuals will have five years from the later of the adoption of the guidelines or his or her first appointment as an executive officer to reach these ownership levels. In computing the amounts owned, the Company will consider the value of shares owned outright, unvested restricted stock held by the individual, and in-the-money vested options. Compliance is measured at the end of each calendar year.

Tax and Accounting Implications

Under Section 162(m) of the Internal Revenue Code, certain executive compensation in excess of $1 million paid to certain officers of a public company is not deductible for federal income tax purposes unless the executive compensation is awarded under a performance-based plan approved by stockholders. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy that all compensation must be deductible. The Compensation Committee intends, to the extent practicable, to preserve deductibility under the Internal Revenue Code of compensation paid to our executive officers while maintaining compensation programs that support attraction and retention of key executives.

Stock options awarded to executive officers under our stock option plans, which were approved by stockholders, and shares of restricted stock awarded under our performance-based restricted stock program are performance-based and are potentially deductible for us. Restricted stock awards that are not performance-based do not qualify for the performance-based exception to Section 162(m) of the Internal Revenue Code, but the Compensation Committee believes that the retention benefit derived outweighs any tax benefit that might otherwise be obtained.

The compensation that we pay to the named executive officers is expensed in our financial statements as required by U.S. generally accepted accounting principles. As one of many factors, the Compensation Committee considers the financial statement impact in determining the amount of, and allocation among the elements of, compensation. We account for stock-based compensation in accordance with the requirements of the Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”) (formerly Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”).

Compensation Committee Report

The Human Resources and Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

HUMAN RESOURCES AND COMPENSATION COMMITTEE Francis J. Jules, Chair Jeffrey J. Fenton Thomas H. Johnson Edward E. Lucente

The information contained in the foregoing report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference into any of the Company’s previous or future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning fiscal 2011, fiscal 2010 and fiscal 2009 compensation of our President and Chief Executive Officer, our Chief Financial Officer and the three other most highly compensated executive officers of the Company at the end of fiscal 2011. Collectively, we refer to all of these individuals as the “named executive officers.”

In accordance with new SEC disclosure requirements, the amounts in the “Stock Awards” and “Option Awards” columns reflect the grant date fair values of awards made in each such year. The amounts in such columns and the “Total” column for fiscal 2009 have been recalculated to conform to the current requirements and will not match the disclosure in proxy statements for prior years, which disclosed the value of the stock awards based on accounting expense recognized by the Company during the applicable fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)		Total ($)
Joseph C. Lawler President and Chief Executive Officer(7)	2011 2010 2009	645,000 645,000 645,000	0 0 0	254,800 988,600 562,100	294,000 233,384 331,864	0 974,337 0	168,927 16,755 13,488	(6)	1,362,727 2,858,076 1,552,452
Steven G. Crane Chief Financial Officer	2011 2010 2009	400,000 400,000 400,000	0 0 0	152,880 221,770 225,540	117,600 69,000 108,000	0 366,860 0	61,418 16,615 13,474	(8)	731,898 1,074,245 747,014
William R. McLennan President, Global Operations, ModusLink Corporation	2011 2010 2009	450,000 450,000 450,000	0 0 0	152,880 272,950 159,900	117,600 69,000 72,000	0 461,273 0	75,248 49,124 70,398	(9)	795,728 1,302,347 752,298
Peter L. Gray Executive Vice President, General Counsel and Secretary	2011 2010 2009	305,341 300,000 300,000	0 0 0	127,400 221,770 95,940	88,200 34,500 54,000	0 242,775 0	53,215 15,461 13,615	(10)	574,156 814,506 463,555
David J. Riley Executive Vice President, Corporate Development	2011 2010 2009	242,237 238,000 238,000	0 0 0	127,400 221,770 182,340	88,200 34,500 36,000	0 166,921 0	54,125 12,272 11,237	(11)	511,962 673,463 467,577

(1)	The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the named executed officers during fiscal 2011, fiscal 2010 and fiscal 2009. ASC 718 fair value amount as of the grant date for stock awards and stock options generally is spread over the number of months of service required for the grant to vest. An explanation of the vesting of restricted stock awards and options awards, as well as the methodology for performance-based restricted stock payouts, is discussed in the footnotes to the “Grants of Plan-Based Awards for Fiscal 2011” and “Outstanding Equity Awards at 2011 Fiscal Year End” tables below.
(2)	Reflects the aggregate grant date fair value of awards computed in accordance with ASC 718 for restricted stock and performance-based restricted stock awards granted to the named executive officers. The fair value of these awards is based on the closing price of our Common Stock on the date of grant and, for performance-based restricted stock awards, is calculated at the target share payout as of the grant date (September 22, 2010, September 23, 2009 and September 24, 2008). The maximum grant date potential values for the 2011 performance-based restricted stock awards for Messrs. Lawler, Crane, McLennan, Gray and Riley were $357,000, $71,400, $114,240, $71,400 and $71,400, respectively; however, the performance objectives for fiscal 2011 were not achieved and no performance-based restricted shares were issued.
(3)	The fair value of each stock option award is estimated as of the date of grant using a binomial valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock options awards is included in Note 13 to Consolidated Financial Statements contained in the Original Filing.

(4)	Represents amounts earned under the Company’s fiscal 2011, 2010 or 2009 Executive Management Incentive Plan, as applicable. See “Compensation Discussion and Analysis” for a discussion of the 2011 MIP.
(5)	Amounts set forth in this column represent employer 401(k) plan matching cash contributions, in addition to the other items noted in the applicable footnote.
(6)	Includes a $12,000 automobile allowance and a dividend payment of $151,842 made on March 31, 2011 to Mr. Lawler with respect to shares of unvested restricted stock pursuant to a cash dividend of $0.9134 per share paid to all stockholders of the Company (the “Special Dividend”).
(7)	Mr. Lawler also served as Chairman from August 2006 to November 2011.
(8)	Includes a $12,000 automobile allowance and a dividend payment of $44,636 made on March 31, 2011 to Mr. Crane with respect to shares of unvested restricted stock pursuant to the Special Dividend.
(9)	Includes a $12,000 automobile allowance and a dividend payment of $57,749 made on March 31, 2011 to Mr. McLennan with respect to shares of unvested restricted stock pursuant to the Special Dividend.
(10)	Includes a $12,000 automobile allowance and a dividend payment of $36,415 made on March 31, 2011 to Mr. Gray with respect to shares of unvested restricted stock pursuant to the Special Dividend.
(11)	Includes a $9,750 automobile allowance and a dividend payment of $39,461 made on March 31, 2011 to Mr. Riley with respect to shares of unvested restricted stock pursuant to the Special Dividend.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL 2011

The following table sets forth summary information regarding grants of plan-based awards made to the named executive officers in fiscal 2011.

Name	Grant Date	Committee/ Board Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)*	All Other Option Awards: Number of Securities Underlying Options (#)(4)*	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Joseph C. Lawler	(6)	(6)	201,563	806,250	1,612,501
	9/22/2010	9/22/2010				12,500	50,000	100,000				357,000
	10/1/2010	9/22/2010							40,000			254,800
	10/1/2010	9/22/2010								100,000	6.37	294,000

Steven G. Crane	(6)	(6)	70,000	280,000	560,000
	9/22/2010	9/22/2010				2,500	10,000	20,000				71,400
	10/1/2010	9/22/2010							24,000			152,880
	10/1/2010	9/22/2010								40,000	6.37	117,600

William R. McLennan	(6)	(6)	90,000	360,000	720,000
	9/22/2010	9/22/2010				4,000	16,000	32,000				114,240
	10/1/2010	9/22/2010							24,000			152,880
	10/1/2010	9/22/2010								40,000	6.37	117,600

Peter L. Gray	(6)	(6)	45,801	183,204	366,409
	9/22/2010	9/22/2010				2,500	10,000	20,000				71,400
	10/1/2010	9/22/2010							20,000			127,400
	10/1/2010	9/22/2010								30,000	6.37	88,200

David J. Riley	(6)	(6)	30,280	121,118	242,237
	9/22/2010	9/22/2010				2,500	10,000	20,000				71,400
	10/1/2010	9/22/2010							20,000			127,400
	10/1/2010	9/22/2010								30,000	6.37	88,200

*	Equity awards to the named executive officers during fiscal 2011 were made pursuant to the 2000 Stock Incentive Plan (for restricted stock awards) and 2004 Stock Incentive Plan (for stock option awards).
(1)	Non-equity awards were to be made pursuant to the 2011 MIP. In September 2010, the Compensation Committee established the performance objectives for fiscal 2011, as well as the threshold, target and maximum payment levels. The threshold amount is 25% of target and maximum is 200% of target. The performance objectives were not achieved and no awards were made pursuant to the 2011 MIP. See “Compensation Discussion and Analysis” for a discussion of the 2011 MIP.
(2)	The amounts shown reflect number of potential shares of performance-based restricted stock to be issued subject to satisfaction of performance conditions. Threshold achievement payout is 25% of target and maximum achievement payout is 200% of target. Performance below a threshold level results in no payout. The performance objectives set for fiscal 2011 performance were not achieved and no performance-based restricted shares were issued . See “Compensation Discussion and Analysis” for a discussion of the plan.
(3)

The restricted stock awards vest 33 1/3% on each of the first three anniversaries of the date of grant, provided that the recipient remains employed by the Company or one of its subsidiaries on each such date. The vesting of these restricted stock awards is accelerated under certain circumstances. See “Potential Payments Upon Termination or Change-in-Control” below.

(4)

Stock option awards vest as to 25% on the first anniversary of the date of grant and as to 1/48th of the shares on each monthly anniversary thereafter, provided that the recipient remains employed by the Company or one of its subsidiaries on each such date. The vesting and exercisability of the options is accelerated under certain circumstances. See “Potential Payments Upon Termination or Change-in-Control” below.

(5)	The grant date fair value of “All Other Stock Awards” is computed based on a value per share of $6.37 on October 1, 2010 for all recipients. The grant date fair value of “All Other Option Awards” is computed based on a value per share of $2.94 on October 1, 2010 for all recipients. The grant date fair value of the performance-based shares of restricted stock is computed based on a value per share of $7.14 on September 22, 2010 and reflects the target number of shares. All per share amounts are computed in accordance with ASC 718.
(6)	The Compensation Committee approved the bonus target percentages for the named executive officers on September 22, 2010. The Compensation Committee approved the terms of the 2011 MIP on October 31, 2010.

Employment Arrangements of Named Executive Officers

We do not have agreements with any of the named executive officers which guarantee employment for a set term, and accordingly, all of the named executive officers are employees at will. We have entered into certain severance agreements with our named executive officers, as discussed in “Potential Payments Upon Termination or Change-in-Control.”

Joseph C. Lawler

On August 23, 2004, Joseph C. Lawler was appointed President and Chief Executive Officer of the Company. In August 2006 Mr. Lawler was named Chairman of the Company and served as Chairman until November 2011. In connection with his employment, Mr. Lawler and the Company entered into an employment offer letter which set forth his initial compensation terms and his equity grants.

Other Named Executive Officers

We entered into employment offer letters with each of our other named executive officers when they commenced their employment. These letters generally set forth initial base salary, target bonus and other compensatory matters, such as initial equity grants.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR END

The following table sets forth summary information regarding the outstanding equity awards granted to each of the named executive officers as of the end of fiscal 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)(2)
Joseph C. Lawler	270,000	0		12.50	8/22/2011	8,994	(3)	37,685	12,500	52,375
	67,452	0		17.40	8/23/2012	17,988	(4)	75,370
	53,961	13,491	(5)	10.30	8/23/2013	26,981	(6)	113,050
	40,471	26,981	(7)	16.10	8/22/2014	35,975	(8)	150,735
	26,980	40,472	(9)	11.81	8/22/2015	40,000	(10)	167,600
	13,490	53,962	(11)	7.28	8/23/2016	36,300	(12)	152,097
	0	100,000	(13)	6.37	9/30/2017
Steven G. Crane	65,000	0		21.40	4/23/2014	5,000	(14)	20,950	2,500	10,475
	19,166	834	(15)	13.60	9/27/2014	13,334	(16)	55,869
	20,624	9,376	(17)	8.64	10/1/2015	24,000	(18)	100,560
	8,749	11,251	(19)	7.25	10/2/2016	6,534	(20)	27,377
	0	40,000	(21)	6.37	9/30/2017
William R. McLennan	51,000	0		20.80	2/6/2012	10,000	(22)	41,900	4,000	16,760
	20,000	0		16.00	10/5/2012	13,334	(23)	55,869
	10,000	0		15.90	1/8/2013	24,000	(24)	100,560
	20,000	0		12.30	10/12/2013	10,890	(25)	45,629
	19,166	834	(26)	13.60	9/27/2014
	15,000	10,000	(27)	10.75	6/11/2015
	13,749	6,251	(28)	8.64	10/1/2015
	8,749	11,251	(29)	7.25	10/2/2016
	0	40,000	(30)	6.37	9/30/2017
Peter L. Gray	15,000	0		13.90	8/1/2011	13,334	(31)	55,869	2,500	10,475
	10,000	0		16.00	10/5/2012	20,000	(32)	83,800
	15,000	0		12.30	10/12/2013	6,534	(33)	27,377
	9,583	417	(34)	13.60	9/27/2014
	10,312	4,688	(35)	8.64	10/1/2015
	4,374	5,626	(36)	7.25	10/2/2016
	0	30,000	(37)	6.37	9/30/2017
David J. Riley	7,000	0		13.90	8/1/2011	3,334	(38)	13,969	2,500	10,475
	7,000	0		15.70	10/31/2012	13,334	(39)	55,869
	20,000	0		10.60	6/11/2013	20,000	(40)	83,800
	10,000	0		12.30	10/12/2013	6,534	(41)	27,377
	9,583	417	(42)	13.60	9/27/2014
	6,874	3,126	(43)	8.64	10/1/2015
	4,374	5,626	(44)	7.25	10/2/2016
	0	30,000	(45)	6.37	9/30/2017

*	References to approximate share totals in the footnotes below relate to vesting schedules which may vary from time to time in order to account for rounding.

(1)	Based on the fair market value of our Common Stock on 7/31/2011 ($4.19 per share).
(2)

Represents potential threshold payout of performance-based restricted stock, which is 25% of the target payout, the award of which was conditional upon the Company meeting certain performance objectives in fiscal 2011. The number of shares awarded is determined based on the extent to which the objectives are achieved. Awarded shares of restricted stock vest 33 1/3% on each of the first three anniversaries of the date the shares are awarded, provided that the recipient remains employed by the Company or one of its subsidiaries on each such date. If awards are made, the vesting of these restricted stock awards is accelerated under certain circumstances. See “Potential Payments Upon Termination or Change-in-Control” below. The performance objectives set for fiscal 2011 were not achieved and no shares were issued pursuant to the FY2011 Performance-Based Restricted Stock Bonus Plan.

(3)	Restricted stock award vesting with respect to 8,994 shares on 8/23/2011.
(4)	Restricted stock award vesting with respect to 8,994 shares on each of 8/23/2011 and 8/23/2012.
(5)	Stock option vesting with respect to 13,491 shares on 8/23/2011.
(6)	Restricted stock award vesting with respect to approximately 8,994 shares on each of 8/23/2011, 8/23/2012 and 8/23/2013.
(7)	Stock option vesting with respect to approximately 13,490 shares on each of 8/23/2011 and 8/23/2012.
(8)	Restricted stock award vesting with respect to approximately 8,994 shares on each of 8/23/2011, 8/23/2012, 8/23/2013 and 8/23/2014.
(9)	Stock option vesting with respect to approximately 13,490 shares on each of 8/23/2011, 8/23/2012 and 8/23/2013.
(10)	Restricted stock award vesting with respect to approximately 13,333 shares on each of 10/1/2011, 10/1/2012 and 10/1/2013.
(11)	Stock option vesting with respect to approximately 13,490 shares on each of 8/23/2011, 8/23/2012, 8/23/2013 and 8/23/2014.
(12)	Restricted stock award vesting with respect to 12,100 shares on each of 10/1/2011, 10/1/2012 and 10/1/2013.
(13)	Stock option vesting with respect to 25,000 shares on 10/1/2011 and approximately 2,083 shares each month beginning on 11/1/2011 and ending on 10/1/2014.
(14)	Restricted stock award vesting with respect to 5,000 shares on 10/2/2011.
(15)	Stock option vesting with respect to 417 shares on each of 8/28/2011 and 9/28/2011.
(16)	Restricted stock award vesting with respect to approximately 6,666 shares on each of 10/2/2011 and 10/2/2012.
(17)	Stock option vesting with respect to 625 shares each month beginning on 8/2/2011 and ending on 10/2/2012.
(18)	Restricted stock award vesting with respect to 8,000 shares on each of 10/1/2011, 10/1/2012 and 10/1/2013.
(19)	Stock option vesting with respect to approximately 417 shares each month beginning on 8/2/2011 and ending on 10/2/2013.
(20)	Restricted stock award vesting with respect to 2,178 shares on each of 10/1/2011, 10/1/2012 and 10/1/2013.
(21)	Stock option vesting with respect to 10,000 shares on 10/1/2011 and approximately 833 shares each month beginning on 11/1/2011 and ending on 10/1/2014.
(22)	Restricted stock award vesting with respect to 5,000 shares on each of 6/12/2012 and 6/12/2013.
(23)	Restricted stock award vesting with respect to approximately 6,666 shares on each of 10/2/2011 and 10/2/2012.
(24)	Restricted stock award vesting with respect to 8,000 shares on each of 10/1/2011, 10/1/2012 and 10/1/2013.
(25)	Restricted stock award vesting with respect to 3,630 shares on each of 10/1/2011, 10/1/2012 and 10/1/2013.
(26)	Stock option vesting with respect to 417 shares on each of 8/28/2011 and 9/28/2011.
(27)	Stock option vesting with respect to 5,000 shares on each of 6/12/2012 and 6/12/2013.
(28)	Stock option vesting with respect to approximately 417 shares each month beginning on 8/2/2011 and ending on 10/2/2012.
(29)	Stock option vesting with respect to approximately 417 shares each month beginning on 8/2/2011 and ending on 10/2/2013.
(30)	Stock option vesting with respect to 10,000 shares on 10/1/2011 and approximately 833 shares each month beginning on 11/1/2011 and ending on 10/1/2014.

(31)	Restricted stock award vesting with respect to approximately 6,666 shares on each of 10/2/2011 and 10/2/2012.
(32)	Restricted stock award vesting with respect to approximately 6,666 shares on each of 10/1/2011, 10/1/2012 and 10/1/2013.
(33)	Restricted stock award vesting with respect to 2,178 shares on each of 10/1/2011, 10/1/2012 and 10/1/2013.
(34)	Stock option vesting with respect to approximately 208 shares on each of 8/28/2011 and 9/28/2011.
(35)	Stock option vesting with respect to approximately 313 shares each month beginning on 8/2/2011 and ending on 10/2/2012.
(36)	Stock option vesting with respect to approximately 208 shares each month beginning on 8/2/2011 and ending on 10/2/2013.
(37)	Stock option vesting with respect to 7,500 shares on 10/1/2011 and 625 shares each month beginning on 11/1/2011 and ending on 10/1/2014.
(38)	Restricted stock award vesting with respect to 3,334 shares on 10/2/2011.
(39)	Restricted stock award vesting with respect to approximately 6,666 shares on each of 10/2/2011 and 10/2/2012.
(40)	Restricted stock award vesting with respect to approximately 6,666 shares on each of 10/1/2011, 10/1/2012 and 10/1/2013.
(41)	Restricted stock award vesting with respect to 2,178 shares on each of 10/1/2011, 10/1/2012 and 10/1/2013.
(42)	Stock option vesting with respect to approximately 208 shares on each of 8/28/2011 and 9/28/2011.
(43)	Stock option vesting with respect to approximately 208 shares each month beginning on 8/2/2011 and ending on 10/2/2012.
(44)	Stock option vesting with respect to approximately 208 shares each month beginning on 8/2/2011 and ending on 10/2/2013.
(45)	Stock option vesting with respect to 7,500 shares on 10/1/2011 and 625 shares each month beginning on 11/1/2011 and ending on 10/1/2014.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2011

The following table summarizes the vesting of stock awards for each of the named executive officers during fiscal 2011. None of the named executive officers exercised stock options in fiscal 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Joseph C. Lawler	—	—	44,968	266,660
Steven G. Crane	—	—	14,666	95,972
William R. McLennan	—	—	18,334	111,805
Peter L. Gray	—	—	8,333	54,498
David J. Riley	—	—	12,999	85,354

(1)	Represents the fair market value of the stock award on the date of vesting.

Potential Payments Upon Termination or Change-in-Control

We have entered into agreements with each of our named executive officers, which agreements provide for benefits in the event of termination of employment. These benefits vary based on whether the termination occurs before or within one year following a change in control of the Company.

Joseph C. Lawler

Mr. Lawler’s Executive Severance Agreement, dated August 23, 2004 (as amended to date, the “Agreement”), which was entered into at the time he commenced employment, provides in the event that his employment is terminated by the Company for a reason other than for Cause (as defined below) or by Mr. Lawler for Good Reason (as defined below), then the Company shall pay Mr. Lawler a one-time severance payment equal to 12 months of his then-current annual base salary plus his target bonus as in effect on his last day of employment. In addition, 50% of the portion of each of Mr. Lawler’s stock options and restricted stock awards made pursuant to his employment offer letter which would otherwise become vested on or before the first anniversary of the date his employment is terminated shall be immediately vested, such vested awards that were granted as restricted stock shall be free of restrictions and such vested awards that were granted as options shall remain exercisable for a period of six months following his last day of employment. In such case, the Company will also reimburse Mr. Lawler for the cost of COBRA for medical, dental and vision benefits for 12 months. In addition, the Agreement provides that in the event that his employment is terminated by the Company for a reason other than for Cause or by Mr. Lawler for Good Reason within 12 months following a Change of Control (as defined below), then the Company shall pay Mr. Lawler a one-time severance payment equal to 24 months of his then-current annual base salary plus two times his target bonus as in effect on his last day of employment. In addition, all of Mr. Lawler’s stock options and restricted stock awards which are not then vested shall immediately vest as of the date of termination, and such vested awards that were granted as restricted stock shall be free of restrictions and such vested awards that were granted as options shall remain exercisable for a period of six months following his last day of employment. In such case, the Company will also reimburse Mr. Lawler for the cost of COBRA for medical, dental and vision benefits for 18 months. The Agreement also provides that if Mr. Lawler’s employment is terminated without Cause or for Good Reason, either before or after a Change of Control, he shall be entitled to a pro rata share of his earned target bonus, determined in accordance with the terms and provisions of the applicable bonus plan. The Agreement is intended to comply with Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended (the “Code”). In the event that any amounts payable to Mr. Lawler under the Agreement are characterized as “excess parachute payments” under Section 280G of the Internal Revenue Code, then Mr. Lawler may elect to reduce the severance payments or have a portion of the stock options or restricted stock not vest.

For the purposes of Mr. Lawler’s Agreement, terms are defined as follows:

“Cause” is defined as a good faith finding by a majority of the members of the Board of the Company (excluding Mr. Lawler), after giving Mr. Lawler an opportunity to be heard, of (i) gross negligence or willful misconduct by Mr. Lawler in connection with his employment duties, (ii) willful repeated and continued failure by Mr. Lawler (other than due to disability) to perform his duties or responsibilities required pursuant to his employment, after written notice and an opportunity to cure, (iii) mis-appropriation by Mr. Lawler of the assets or business opportunities of the Company, or its affiliates, having a material economic effect on the Company, (iv) embezzlement or other financial or other fraud committed by Mr. Lawler, (v) Mr. Lawler knowingly allowing any third party to commit any of the acts described in any of the preceding clauses (iii) or (iv), or (vi) Mr. Lawler’s conviction of, or entry of a plea of no contest with respect to, any felony or any crime involving moral turpitude. For the purposes of this Agreement, Mr. Lawler’s acts or omissions shall not be “willful” if conducted in good faith and with a reasonable belief that such conduct was in the best interests of the Company.

“Good Reason” is defined as: (i) the unilateral relocation by the Company of Mr. Lawler’s principal work place for the Company to a site more than 60 miles from Waltham, Massachusetts, (ii) a reduction in Mr. Lawler’s (A) then-current base salary without his consent, or (B) target bonus or a material reduction in benefits without Mr. Lawler’s consent, or unless other executive officers are similarly treated, (iii) material diminution of Mr. Lawler’s duties, authority or position as Chief Executive Officer of the Company, without his consent, (iv) any amendment to the officer indemnification provisions contained in Article Ninth of the Company’s certificate of incorporation that materially reduces the indemnification benefits to Mr. Lawler, (v) the failure of the Company to assign and of any successor to assume the obligations of the Company under the Agreement or Mr. Lawler’s offer letter, or (vi) the death or permanent and total disability (as defined in Section 22(e)(3) of the Code) of Mr. Lawler. Notwithstanding, Mr. Lawler shall not have “Good Reason” to voluntarily terminate his employment unless and until: (x) he provides notice to the Company of the event or condition constituting Good Reason not later than ninety (90) days after the occurrence thereof and (y) thirty (30) days shall have elapsed following such notice during which the Company has not remedied such event or condition.

“Change of Control” is defined as the first to occur of any of the following: (a) any person or group becomes the beneficial owner of a majority of the combined voting power of the then outstanding voting securities with respect to the election of the Board of the Company; (b) any merger, consolidation or similar transaction involving the Company, other than a transaction in which the stockholders of the Company immediately prior to the transaction hold immediately thereafter in the same proportion as immediately prior to the transaction not less than 50% of the combined voting power of the then voting securities with respect to the election of the Board of the resulting entity; or (c) any sale of all or substantially all of the assets of the Company.

Steven G. Crane, William R. McLennan and David J. Riley

Messrs. Crane, McLennan and Riley are parties to agreements entered into with each of them in July 2007 (as amended, the “Executive Severance Agreements”), which provide that in the event such individual’s employment is terminated by the Company, in the case of Messrs. Crane and Riley, or ModusLink Corporation, in the case of Mr. McLennan, without Cause (as defined below), then the executive officer will receive 12 months of continued base salary. In the event the executive officer’s employment is terminated by the Company without Cause (as defined below) or by the executive officer for Good Reason (as defined below) within one year after a Change of Control (as defined below) of the Company, then (i) the executive officer will receive (x) 12 months of continued base salary, and (y) his target bonus (each payable in 12 monthly installments) and (ii) all of the executive officer’s stock options which are then outstanding shall be immediately vested and shall remain exercisable for a period of 6 months following the executive officer’s last day of employment (but not to exceed the original term of such awards) and all of the executive officer’s restricted stock shall be immediately vested and free of restrictions. The Executive Severance Agreements are intended to comply with Section 409A of the

Code. Also, under certain circumstances, in the event that any amounts payable to an executive officer under an Executive Severance Agreement would qualify as “excess parachute payments” under Section 280G of the Code, then we may not be obligated to pay to the executive officer that portion of the consideration that is payable as a result of the Change of Control as is necessary to eliminate any “excess parachute payments.”

For purposes of the Executive Severance Agreements, terms are defined as follows:

“Cause” is defined as a good faith finding by the Board of the Company after giving the executive an opportunity to be heard, of: (i) gross negligence or willful misconduct by the executive in connection with his employment duties, (ii) failure by the executive to perform his duties or responsibilities required pursuant to his employment, after written notice and an opportunity to cure, (iii) mis-appropriation by the executive for his personal use of the assets or business opportunities of the Company, or its affiliates, (iv) embezzlement or other financial fraud committed by the executive, (v) the executive knowingly allowing any third party to commit any of the acts described in any of the preceding clauses (iii) or (iv), or (vi) the executive’s indictment for, conviction of, or entry of a plea of no contest with respect to, any felony.

“Good Reason” is defined as: (i) the unilateral relocation by the Company of the executive’s principal work place for the Company to a site more than 60 miles from the executive’s principal office, (ii) a material reduction in the executive’s then-current salary without the executive’s consent or (iii) material diminution of the executive’s duties, authority or responsibilities, without the executive’s consent. In order to establish “Good Reason” for a termination, the executive must provide notice to the Company of the existence of the condition giving rise to “Good Reason” within 90 days following the initial existence of the condition, and the Company has 30 days following receipt of such notice to remedy such condition.

“Change of Control” is defined as the first to occur of any of the following:

(A) the acquisition by an individual, entity or group (a “Person”) of beneficial ownership of any capital stock of the Company if, after such acquisition, such Person beneficially owns 50% or more of either (x) the then-outstanding shares of common stock of the Company (the “Outstanding Company Common Stock”) or (y) the combined voting power of the then-outstanding securities of the Company entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities”); provided, however, that for purposes of this subsection (A), any acquisition directly from the Company shall not constitute a Change in Control; or

(B) such time as the Continuing Directors (as defined below) do not constitute a majority of the Board of the Company (or, if applicable, the Board of a successor corporation to the Company), where the term “Continuing Director” means at any date a member of the Board (x) who was a member of the Board on the date of the Executive Severance Agreement or (y) who was nominated or elected subsequent to such date by at least a majority of the directors who were Continuing Directors at the time of such nomination or election or whose election to the Board was recommended or endorsed by at least a majority of the directors who were Continuing Directors at the time of such nomination or election; provided, however, that there shall be excluded from this clause (y) any individual whose initial assumption of office occurred as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents, by or on behalf of a person other than the Board; or

(C) the consummation of a merger, consolidation, reorganization, recapitalization or share exchange involving the Company or a sale or other disposition of all or substantially all of the assets of the Company (a “Business Combination”), unless, immediately following such Business Combination, each of the following two conditions is satisfied: (x) all or substantially all of the individuals and entities who were the beneficial owners of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of the then-outstanding shares of common stock and the combined voting power of the then-outstanding securities entitled to vote generally in the election of directors, respectively, of the resulting or acquiring corporation in such Business Combination (which shall include, without limitation, a corporation which as a result of such transaction owns the Company or substantially all of the Company’s assets either directly or through one or more subsidiaries) (such resulting or acquiring corporation is referred to herein as the “Acquiring Corporation”) in substantially the same proportions as their ownership of the Outstanding Company Common Stock and Outstanding Company Voting Securities, respectively, immediately prior to such Business Combination and (y) no Person (excluding any employee benefit plan (or related trust) maintained or sponsored by the Company or by the Acquiring Corporation) beneficially owns, directly or indirectly, 40% or more of the then-outstanding shares of common stock of the Acquiring Corporation, or of the combined voting power of the then-outstanding securities of such corporation entitled to vote generally in the election of directors (except to the extent that such ownership existed prior to the Business Combination); or

(D) the liquidation or dissolution of the Company.

Peter L. Gray

The Company also entered into an agreement with Mr. Gray in August 2002. As amended to date, the agreement provides that in the event that his employment is terminated by the Company for a reason other than for Cause, then the Company shall pay Mr. Gray as severance pay his regular base salary, as in effect on his last day of employment, for one year following the termination date, payable in installments in accordance with the Company’s regular payroll practices, plus the bonus amount he would have been entitled to receive under the Company’s bonus plan then in effect for the fiscal year in which the termination occurred, determined in accordance with the applicable bonus plan (the “Bonus”), multiplied by a fraction, the numerator of which shall be the number of months that Mr. Gray was employed by the Company during the fiscal year in which his termination occurs and the denominator of which shall be twelve. In addition, the agreement provides that in the event that his employment is terminated by the Company for a reason other than for Cause or by Mr. Gray for Good Reason within one year following a Change of Control of the Company, then the Company shall pay Mr. Gray (i) a one-time severance payment equal to two times his then-current base salary and (ii) his Bonus multiplied by a fraction, the numerator of which shall be the number of months that Mr. Gray was employed by the Company during the fiscal year in which his termination occurs and the denominator of which shall be twelve. In the event Mr. Gray’s employment is terminated without Cause within one year following a Change of Control, all of his stock options which are then outstanding shall be immediately vested and shall remain exercisable for a period of 6 months following his last day of employment (but not to exceed the original term of such awards), and all of his restricted stock shall be immediately vested and free of restrictions. This agreement is intended to comply with Section 409A of the Code. Also, under certain circumstances, in the event that any amounts payable to Mr. Gray under this agreement would qualify as “excess parachute payments” under Section 280G of the Code, then we may not be obligated to pay to Mr. Gray that portion of the consideration that is payable as a result of the Change of Control as is necessary to eliminate any “excess parachute payments.” For purposes of Mr. Gray’s agreement, the definition of “Cause” is substantially similar to the definition of “Cause” in the Executive Severance Agreements, as set forth above, and the definitions of “Good Reason” and “Change of Control” are identical to those used in the Executive Severance Agreements.

The table below shows the estimated incremental value transfer to each named executive officer under various scenarios relating to a termination of employment. The table below assumes that such termination occurred on July 31, 2011. The actual amounts that would be paid to any named executive officer can only be determined at the time of an actual termination of employment and would vary from those listed below.

	Termination without Cause and without a Change-in-Control(1)									Termination without Cause or for Good Reason within One Year Following a Change-in-Control
	Severance Pay ($)(2)	Non- Equity Incentive Plan Compen- sation ($)		Accele- rated Vesting of Stock Options ($)(3)		Accele- rated Vesting of Restricted Stock Awards ($)(3)	Other Benefits ($)		Total ($)	Severance Pay ($)(4)	Non- Equity Incentive Plan Compen- sation ($)		Accele- rated Vesting of Stock Options ($)(3)(5)	Accele- rated Vesting of Restricted Stock Awards ($)(3)	Other Benefits ($)		Total ($)
Joseph C. Lawler	1,451,250	806,250	(6)	0	(5)	51,888	14,402	(7)	2,323,090	2,902,500	806,250	(5)	0	696,537	21,604	(7)	4,426,891
Steven G. Crane	400,000	0		n/a		n/a	n/a		400,000	680,000	0		0	217,327	n/a		897,327
William R. McLennan	450,000	0		n/a		n/a	n/a		450,000	810,000	0		0	243,959	n/a		1,053,959
Peter L. Gray	489,600	0		n/a		n/a	n/a		489,600	795,600	0		0	167,047	n/a		962,647
David J. Riley	242,760	0		n/a		n/a	n/a		242,760	364,140	0		0	181,016	n/a		545,156

*	Payouts subject to 409A regulations.

(1)	Mr. Lawler’s agreement also provides for the same benefits in the event he terminates his employment for Good Reason, as defined on page 21.
(2)	As described above, severance pay consists of 12 months base salary plus target bonus for Mr. Lawler, 12 months of base salary for each of Messrs. Crane, McLennan and Riley and 12 months of base salary plus a pro rata earned bonus for Mr. Gray. For purposes of Mr. Gray’s calculation, the pro rata earned bonus is calculated assuming employment for 12 months and earned bonus at target.
(3)	Based on closing price of $4.19 per share on July 31, 2011.
(4)	As described above, severance pay consists of 24 months base salary plus two times target bonus for Mr. Lawler, 12 months of base salary plus target bonus for each of Messrs. Crane, McLennan and Riley and 24 months of base salary plus a pro rata earned bonus for Mr. Gray. For purposes of Mr. Gray’s calculation, the pro rata earned bonus is calculated assuming employment for 12 months and earned bonus at target.
(5)	Severance agreement provides for accelerated vesting of stock options, and “0” indicates that all stock options had exercise prices greater than the then current price of our Common Stock at July 31, 2011.
(6)	Pro rata earned bonus calculated assuming employment for 12 months and earned bonus at target.
(7)	Represents reimbursement of COBRA expenses.

Director Compensation

The table below sets forth certain information concerning our fiscal 2011 compensation of our Directors.

DIRECTOR COMPENSATION FOR FISCAL 2011

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	All Other Compensation ($)		Total ($)
Anthony Bay(4)	43,750	n/a	n/a	n/a		43,750
Virginia G. Breen(5)	83,250	79,998	n/a	n/a		163,248
Jeffrey J. Fenton(6)	55,083	79,998	60,400	n/a		195,482
Thomas H. Johnson(7)	89,500	79,998	n/a	47,800	(8)	217,298
Francis J. Jules(9)	106,500	79,998	n/a	n/a		186,498
Edward E. Lucente(10)	90,500	79,998	n/a	n/a		170,498
Michael J. Mardy(11)	92,500	79,998	n/a	n/a		172,498
Joseph M. O’Donnell(12)	56,000	79,998	60,400	n/a		196,398

(1)	The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during fiscal 2011.
(2)	Restricted stock awards are subject to a restriction on transfer, which lapses on the first anniversary of the date of grant.
(3)	The fair value of each stock option award is estimated as of the date of grant using a binomial valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock options awards is included in Note 13 to Consolidated Financial Statements contained in the Original Filing.
(4)	Mr. Bay did not stand for re-election at the 2010 Annual Meeting of Stockholders.
(5)	As of July 31, 2011, Ms. Breen held 11,494 shares of restricted stock and options (vested and unvested) to purchase an aggregate of 39,200 shares of our Common Stock.
(6)	As of July 31, 2011, Mr. Fenton held 11,494 shares of restricted stock and options (vested and unvested) to purchase an aggregate of 20,000 shares of our Common Stock.
(7)	As of July 31, 2011, Mr. Johnson held 11,494 shares of restricted stock and options (vested and unvested) to purchase an aggregate of 27,200 shares of our Common Stock.
(8)	Represents payment made to The Taffrail Group, LLC, an international advisory firm of which Mr. Johnson is the chief executive officer, for services rendered by The Taffrail Group to the Company.
(9)	As of July 31, 2011, Mr. Jules held 11,494 shares of restricted stock and options (vested and unvested) to purchase an aggregate of 34,400 shares of our Common Stock.
(10)	As of July 31, 2011, Mr. Lucente held 11,494 shares of restricted stock and options (vested and unvested) to purchase an aggregate of 27,200 shares of our Common Stock.
(11)	As of July 31, 2011, Mr. Mardy held 11,494 shares of restricted stock and options (vested and unvested) to purchase an aggregate of 34,400 shares of our Common Stock.

(12)	As of July 31, 2011, Mr. O’Donnell held 11,494 shares of restricted stock and options (vested and unvested) to purchase an aggregate of 20,000 shares of our Common Stock.

Members of the Board receive a combination of cash compensation and equity in the form of restricted stock awards, provided they are eligible under the applicable plan. In addition, all of the Directors of the Company receive reimbursement of expenses incurred with respect to attendance at meetings of the Board and meetings of committees thereof, which is not included in the above table.

The Board has adopted a Director Compensation Plan which governs cash compensation to Directors and under which all Directors are eligible to participate, other than any Director who (i) is an employee of the Company or any of its subsidiaries or affiliates or (ii) unless otherwise determined by the Board, is an affiliate, employee or designee of an institutional or corporate investor in the Company (an “Affiliated Director”). On December 8, 2010, the Board, upon recommendation of the Compensation Committee, amended the Director Compensation Plan. Pursuant to the Director Compensation Plan, each participating Director who is serving as a Director on the last day of any fiscal quarter shall receive a payment for such quarter of $12,500. Each participating Director who is serving as the chairperson of a committee of the Board on the last day of any fiscal quarter shall receive a payment of $1,250; provided, however, that the chairperson of the Audit Committee on the last day of any fiscal quarter shall receive a payment of $2,500. In addition, any Director serving as presiding director on the last day of any fiscal quarter shall receive a payment of $5,000 (prior to December 8, 2010, any Director serving as presiding director on the last day of any fiscal quarter received a payment of $2,500). Each participating Director who attends a telephonic meeting of the Board or a committee thereof shall receive a meeting fee of $500. Each participating Director who attends a meeting of the Board or a committee thereof, where a majority of the Directors attend such meeting in person, shall receive a meeting fee of $1,000.

In addition, pursuant to the amended Director Compensation Plan adopted on December 8, 2010, each Director, other than an Affiliated Director, will receive a restricted stock award for shares of Common Stock with a fair market value equal to $80,000 on the first business day of the calendar year following the annual meeting of stockholders provided that such Director was both serving as Director immediately prior to and immediately following such annual meeting, and had served on the Board for at least six months (unless otherwise determined by the Board). Such awards are subject to a restriction on transfer which lapses on the first anniversary of the date of grant.

Prior to December 8, 2010, each Director, other than an Affiliated Director, received a restricted stock award for 2,500 shares of Common Stock on the first business day of the calendar year following the annual meeting of stockholders provided that such Director was both serving as Director immediately prior to and immediately following such annual meeting, and had served on the Board for at least six months (unless otherwise determined by the Board). Such awards were subject to a restriction on transfer which lapsed on the first anniversary of the date of grant.

Previously, the members of the Board were granted stock options under the 2005 Non-Employee Director Plan (the “2005 Plan”). Per the terms of the 2005 Plan, all Directors, other than an Affiliated Director (as defined above), were automatically granted an option to acquire 20,000 shares of Common Stock (the “Initial Option”) upon election to the Board. Each Initial Option vested and became exercisable as to 1/36th of the number of shares of Common Stock originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a Director on such monthly anniversary date. The 2005 Plan also provided that on the date of each annual meeting of stockholders of the Company, each eligible Director who was both serving as Director immediately prior to and immediately following such annual meeting, and who had served on the Board for at least six months, would automatically be granted an option to purchase 2,400 shares of Common Stock (an “Annual Option”). Each Annual Option vested and became exercisable as to 1/36th of the number of shares originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee served as a Director on such monthly anniversary date. The option exercise price per share for each option granted under the 2005 Plan shall equal the closing price of the Common Stock on the date of grant.

Except as otherwise provided in the applicable option agreement, each option granted under the 2005 Plan terminates, and may no longer be exercised, on the date that is ten years after the date of grant of such option. On September 23, 2009 and December 8, 2010, respectively, the Board, upon recommendation of the Compensation Committee, amended the 2005 Plan to eliminate the Annual Option and the Initial Option, in light of the transition to its practice of awarding restricted stock as the means of equity compensation to the members of the Board.

Prior to the adoption of the 2005 Plan, all Directors of the Company were eligible to receive non-statutory stock options to purchase shares of Common Stock under the Company’s 1999 Stock Option Plan for Non-Employee Directors, as amended (the “1999 Plan”). Since the adoption of the 2005 Plan, no further options have been or will be granted under the 1999 Plan. Under the 1999 Plan each eligible Director who was elected to the Board for the first time was granted an option to acquire 20,000 shares of Common Stock (the “1999 Initial Option”). Each Affiliated Director who ceased to be an Affiliated Director was granted, on the date such Director ceased to be an Affiliated Director but remained as a member of the Board, a 1999 Initial Option to acquire 20,000 shares of Common Stock under the 1999 Plan. Each 1999 Initial Option granted under the 1999 Plan and held by a current Director is fully vested and exercisable. On each anniversary of the grant of the 1999 Initial Option, each eligible Director was automatically granted an option to purchase 2,400 shares of Common Stock (a “1999 Annual Option”), provided that such eligible Director served as a Director on the applicable anniversary date. Each 1999 Annual Option granted under the 1999 Plan and held by a current Director is fully vested and exercisable.

The option exercise price per share for each option granted under the 1999 Plan equals the closing price of the Common Stock on the date of grant. Except as otherwise provided in the applicable option agreement, each option granted under the 1999 Plan shall terminate, and may no longer be exercised, on the date that is ten years after the date of grant of such option.

Each of the Directors has also entered into an Indemnification Agreement with the Company providing that the Company shall indemnify the Director to the fullest extent authorized or permitted by applicable law in the event that the Director is involved in any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation, whether brought by or in the right of the Company or by any other party and whether of a civil, criminal, administrative or investigative nature, by reason of the fact that the Director is or was a Director of the Company, or is or was serving at the request of the Company as a Director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against all expenses, judgments, fines and penalties, provided that the Director shall not have been finally adjudged to have engaged in willful misconduct or to have acted in a manner which was knowingly fraudulent or deliberately dishonest, or had reasonable cause to believe that his or her conduct was unlawful.

Compensation Committee Interlocks and Insider Participation

The Directors who served as members of the Compensation Committee during fiscal 2011 were Jeffrey J. Fenton (from and after November 24, 2010), Thomas H. Johnson, Francis J. Jules, Edward E. Lucente and Michael J. Mardy (from August 1, 2010 through November 24, 2010). No member of the Compensation Committee was at any time during fiscal 2011 or at any other time an officer or employee of the Company. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board or the Compensation Committee during fiscal 2011.

ITEM 12.—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of November 21, 2011, with respect to the beneficial ownership of shares of Common Stock by: (i) 5% stockholders; (ii) the members of the Board of the Company, including the Company’s President and Chief Executive Officer; (iii) the Company’s Chief Financial Officer; (iv) the Company’s three other most highly compensated executive officers who were serving as executive officers on July 31, 2011 (collectively with the President and Chief Executive Officer and the Chief Financial Officer, the “named executive officers”); and (v) all current executive officers and members of the Board of the Company, as a group.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares	Percent of Class(2)
5% Stockholders
Steel Partners, Ltd.(3)	4,516,925	10.3%
BlackRock, Inc.(4)	3,263,693	7.4%
Dimensional Fund Advisors LP(5)	2,855,838	6.5%
Schneider Capital Management Corporation(6)	2,448,321	5.6%

Directors and Nominees
Virginia G. Breen(7)	33,194	*
Jeffrey J. Fenton(8)	33,671	*
Thomas H. Johnson(9)	46,194	*
Francis J. Jules(10)	49,344	*
Joseph C. Lawler(11)	713,451	1.6%
Edward E. Lucente(12)	59,194	*
Michael J. Mardy(13)	58,394	*
Joseph M. O’Donnell(14)	19,271	*

Named Executive Officers (other than CEO)
Steven G. Crane(15)	241,110	*
Peter L. Gray(16)	115,155	*
William R. McLennan(17)	284,198	*
David J. Riley(18)	131,455	*
All current executive officers and directors, as a group (12 persons)(19)	1,784,631	4.0%

*	Less than 1%
(1)	For purposes of this table, beneficial ownership is determined by rules promulgated by the Securities and Exchange Commission (the “SEC”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after November 21, 2011, through the exercise of any stock option or other right (“Presently Exercisable Options”). The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. The Company believes that each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of Common Stock listed as owned by such person or entity unless noted otherwise. Unless otherwise indicated, the address of each person listed in the table is c/o ModusLink Global Solutions, Inc., 1601 Trapelo Road, Suite 170, Waltham, MA 02451.
(2)	Number of shares deemed outstanding includes 43,828,923 shares of Common Stock as of November 21, 2011, plus any shares subject to Presently Exercisable Options held by the person in question.
(3)

Based on information provided in a Schedule 13D filed by Handy & Harman, Ltd. (“HNH”), BNS Holdings, Inc. (“BNS”), Steel Partners, Ltd. (“SPL”), Steel Partners Holdings L.P. (“Steel Holdings”), SPH Group

LLC (“SPHG”), SPH Group Holdings LLC (“SPHG Holdings”), Steel Partners LLC (“Partners LLC”), and Warren G. Lichtenstein with the SEC on October 14, 2011 and amendments thereto and a Form 4 filed by HNH on November 18, 2011. The principal business address of HNH is 1133 Westchester Avenue, Suite N222, White Plains, New York 10604. The principal business address of BNS is 49 Stanton Avenue, Riverside, Rhode Island 02915. The principal business address of the Reporting Persons other than HNH and BNS is 590 Madison Avenue, 32nd Floor, New York, New York 10022.

•

SPL owns 60,000 shares of Common Stock. Mr. Lichtenstein is the Chief Executive Officer and sole director of SPL. Accordingly, by virtue of Mr. Lichtenstein’s relationship with SPL, Mr. Lichtenstein may be deemed to beneficially own the shares of Common Stock owned directly by SPL. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock owned directly by SPL except to the extent of his pecuniary interest therein. SPL and Mr. Lichtenstein have shared dispositive and voting power with respect to the 60,000 shares owned by SPL.

•

BNS owns 540,015 shares of Common Stock. SPHG Holdings owns approximately 85% of the outstanding shares of common stock of BNS. Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Partners LLC is the manager of Steel Holdings and has been delegated the sole power to vote and dispose of the securities held by SPHG Holdings. Mr. Lichtenstein is the manager of Partners LLC. Accordingly, by virtue of SPHG Holdings’ ownership of BNS and the relationships discussed above, each of SPHG Holdings, Steel Holdings, SPHG, Partners LLC and Mr. Lichtenstein may be deemed to beneficially own the shares of Common Stock owned directly by BNS. Each of SPHG Holdings, SPHG, Steel Holdings, Partners LLC and Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock owned directly by BNS except to the extent of his or its pecuniary interest therein. BNS, SPHG Holdings, SPHG, Steel Holdings, Partners LLC and Mr. Lichtenstein have shared dispositive and voting power with respect to the 540,015 shares owned by BNS.

•

HNH owns 3,916,910 shares of Common Stock. SPHG Holdings owns approximately 55% of the outstanding shares of common stock of HNH. Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Partners LLC is the manager of Steel Holdings and has been delegated the sole power to vote and dispose of the securities held by SPHG Holdings. Mr. Lichtenstein is the manager of Partners LLC. Accordingly, each of SPHG Holdings, Steel Holdings, SPHG, Partners LLC and Mr. Lichtenstein could be deemed to beneficially own the shares of Common Stock owned directly by HNH. Each of SPHG Holdings, Steel Holdings, SPHG, Partners LLC and Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock owned directly by HNH. HNH has sole dispositive and voting power with respect to the 3,916,910 shares owned by HNH.

(4)

Based solely on information provided in a Schedule 13G filed by BlackRock, Inc. (“BlackRock”) with the SEC on February 7, 2011, BlackRock has sole dispositive power and sole voting power with respect to such shares. BlackRock’s address is 40 East 52nd Street, New York, NY 10022.

(5)	Based solely on information provided in a Schedule 13G filed by Dimensional Fund Advisors LP (“Dimensional”) with the SEC on February 11, 2011, Dimensional has shared dispositive power with respect to such shares and sole voting power with respect to 2,742,226 shares. Dimensional is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishing investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are collectively referred to as the “Funds.” As a result of its role as investment advisor or investment manager to the Funds, Dimensional may be deemed to be the beneficial owner of the 2,855,838 shares of Common Stock held by the Funds. However, Dimensional does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held by the Funds and Dimensional disclaims beneficial ownership of such securities. Dimensional’s address is Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746.

(6)	Based solely on information provided in a Schedule 13G filed by Schneider Capital Management Corporation (“Schneider”) with the SEC on February 14, 2011, Schneider has sole dispositive power with respect to such shares and sole voting power with respect to 1,437,724 shares. Schneider’s address is 460 E. Swedesford Rd., Suite 2000, Wayne, PA 19087.
(7)	Includes 19,200 shares which may be acquired by Ms. Breen pursuant to Presently Exercisable Options.
(8)	Includes 7,777 shares which may be acquired by Mr. Fenton pursuant to Presently Exercisable Options.
(9)	Includes 27,200 shares which may be acquired by Mr. Johnson pursuant to Presently Exercisable Options.
(10)	Includes 34,400 shares which may be acquired by Mr. Jules pursuant to Presently Exercisable Options.
(11)	Includes 287,565 shares which may be acquired by Mr. Lawler pursuant to Presently Exercisable Options.
(12)	Includes 27,200 shares which may be acquired by Mr. Lucente pursuant to Presently Exercisable Options. Includes 15,000 shares held by a limited partnership controlled by Mr. Lucente and his wife; Mr. Lucente and his wife have shared dispositive and voting power with respect to such shares.
(13)	Includes 34,400 shares which may be acquired by Mr. Mardy pursuant to Presently Exercisable Options.
(14)	Includes 7,777 shares which may be acquired by Mr. O’Donnell pursuant to Presently Exercisable Options.
(15)	Includes 133,122 shares which may be acquired by Mr. Crane pursuant to Presently Exercisable Options.
(16)	Includes 62,185 shares which may be acquired by Mr. Gray pursuant to Presently Exercisable Options.
(17)	Includes 175,997 shares which may be acquired by Mr. McLennan pursuant to Presently Exercisable Options.
(18)	Includes 70,122 shares which may be acquired by Mr. Riley pursuant to Presently Exercisable Options.
(19)	Includes 886,945 shares which may be acquired pursuant to Presently Exercisable Options.

Equity Compensation Plan Information as of July 31, 2011

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2011:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,717,275	$11.27	5,407,706	(1)
Equity compensation plans not approved by security holders	848,484	$10.35	—

Total	2,565,759	$10.97	5,407,706

(1)	Includes 245,314 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

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

Certain Relationships and Related Transactions

The Audit Committee of our Board has adopted a written policy and procedures for the review and approval of related-party transactions. A “related-party transaction” is a transaction that meets the minimum threshold for disclosure under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a “related person” or entity has a direct or indirect material interest). “Related persons” include the Company’s executive officers, directors, nominees for directors, 5% or more beneficial owners of our common stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. When a potential related-party transaction is identified, management presents it to the Audit Committee to determine whether to approve or ratify it.

The Audit Committee reviews the material facts of any related-party transaction and either approves or disapproves of the entry into the transaction. In the course of reviewing the related-party transaction, the Audit Committee considers whether (i) the transaction is fair and reasonable to the Company, (ii) under all of the circumstances the transaction is in, or not inconsistent with, the Company’s best interests, and (iii) the transaction will be on terms no less favorable to the Company than could have been obtained in an arms’ length transaction with an unrelated third party. If advance approval of a related-party transaction is not feasible, then the transaction will be considered and, if the Audit Committee determines it to be appropriate, ratified by the Audit Committee. No director may participate in the approval of a transaction for which he or she is a related party.

When a related-party transaction is ongoing, any amendments or changes are reviewed and the transaction is reviewed annually for reasonableness and fairness to the Company.

In fiscal 2011, there were no related-party transactions involving the Company and a related person.

Independence of Members of the Board

The Board has determined that each of Virginia G. Breen, Jeffrey J. Fenton, Thomas H. Johnson, Francis J. Jules, Edward E. Lucente, Michael J. Mardy and Joseph M. O’Donnell, constituting a majority of the Directors of the Company, satisfies the criteria for being an “independent director” under the standards of Nasdaq and has no material relationship with the Company other than by virtue of service on the Board. In determining that Mr. Johnson satisfies the criteria for being an “independent director”, the Board reviewed and considered the Company’s business relationship with The Taffrail Group, LLC, of which Mr. Johnson is the chief executive officer.

ITEM 14.—	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Company by KPMG LLP for professional services rendered for the fiscal years ended July 31, 2011 and 2010:

Fee Category	Fiscal 2011 Fees	Fiscal 2010 Fees
Audit Fees(1)	2,056,212	1,879,463
Audit-Related Fees(2)	60,722	157,690
Tax Fees(3)	300,151	247,154
All Other Fees(4)	70,840	211,000

Total Fees	2,487,925	2,495,307

(1)	Audit fees for fiscal 2011 and fiscal 2010 consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, and costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Audit-related fees for fiscal 2011 and fiscal 2010 consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax fees for fiscal 2011 and fiscal 2010 consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
(4)	All other fees for fiscal 2011 and fiscal 2010 consist of fees billed for due diligence assistance services.

The Audit Committee’s policy is to pre-approve all audit services to be provided by the Company’s independent registered public accounting firm or other firms, and all non-audit services to be provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Company’s independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During fiscal 2011 and fiscal 2010, all services rendered by KPMG LLP to the Company were pre-approved by the Audit Committee.

PART IV

ITEM 15.—	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Amendment

3. Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: November 28, 2011	By:	/s/ STEVEN G. CRANE
Steven G. Crane
Chief Financial Officer