Form 10-Q
period 2011-10-31
ModusLink Global Solutions Inc
filed 2011-12-12
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

As of November 30, 2011, there were 43,831,809 shares issued and outstanding of the registrant’s Common Stock, $.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

(Unaudited)

	October 31, 2011	July 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$111,526	$111,225
Available-for-sale securities	133	131
Accounts receivable, trade, net of allowance for doubtful accounts of $332 and $473, at October 31, 2011 and July 31, 2011, respectively	187,952	146,411
Inventories, net	94,909	77,102
Prepaid expenses and other current assets	10,120	10,876

Total current assets	404,640	345,745

Property and equipment, net	44,716	47,299
Investments in affiliates	12,642	12,016
Goodwill	3,058	3,058
Other intangible assets, net	4,360	4,699
Other assets	9,510	9,545

Total assets	$478,926	$422,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$37	$43
Accounts payable	164,196	114,588
Current portion of accrued restructuring	1,909	1,456
Accrued income taxes	1,260	180
Accrued expenses	42,407	36,384
Other current liabilities	7,692	7,029
Current liabilities of discontinued operations	1,817	1,817

Total current liabilities	219,318	161,497

Long-term portion of accrued restructuring	36	8
Obligations under capital leases, less current installments	39	22
Other long-term liabilities	15,791	15,773
Non-current liabilities of discontinued operations	1,623	1,883
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at October 31, 2011 and July 31, 2011	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 44,076,160 issued and outstanding shares at October 31, 2011; 43,829,097 issued and outstanding shares at July 31, 2011	441	438
Additional paid-in capital	7,387,871	7,387,135
Accumulated deficit	(7,168,862)	(7,170,030)
Accumulated other comprehensive income	22,669	25,636

Total stockholders’ equity	242,119	243,179

Total liabilities and stockholders’ equity	$478,926	$422,362

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,
	2011	2010
Net revenue	$206,151	$236,379
Cost of revenue	180,658	214,025

Gross profit	25,493	22,354
Operating expenses:
Selling, general and administrative	22,198	22,551
Amortization of intangible assets	332	1,679
Restructuring, net	755	789

Total operating expenses	23,285	25,019

Operating income (loss)	2,208	(2,665)

Other income (expense):
Interest income	122	42
Interest expense	(88)	(122)
Other gains (losses), net	1,225	(1,925)
Equity in losses of affiliates and impairments	(427)	(646)

Total other income (expense)	832	(2,651)

Income (loss) from continuing operations before income taxes	3,040	(5,316)
Income tax expense	1,871	1,309

Income (loss) from continuing operations	1,169	(6,625)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	—	(45)

Net income (loss)	$1,169	$(6,670)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.15)
Income (loss) from discontinued operations	$—	$—

Net income (loss)	$0.03	$(0.15)

Shares used in computing basic earnings per share:	43,315	43,309

Shares used in computing diluted earnings per share:	43,318	43,309

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSID-IARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended October 31,
	2011	2010
Cash flows from operating activities of continuing operations:
Net income (loss)	$1,169	$(6,670)
Loss from discontinued operations	—	(45)

Income (loss) from continuing operations	1,169	(6,625)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation	3,735	3,997
Amortization of intangible assets	332	1,679
Share-based compensation	882	903
Non-operating (gains) losses, net	(1,225)	1,925
Equity in losses of affiliates and impairments	427	646
Changes in operating assets and liabilities:
Trade accounts receivable, net	(42,894)	(21,486)
Inventories	(18,470)	(3,676)
Prepaid expenses and other current assets	315	(146)
Accounts payable, accrued restructuring and accrued expenses	57,000	6,370
Refundable and accrued income taxes, net	645	1,726
Other assets and liabilities	3,304	(905)

Net cash provided by (used in) operating activities of continuing operations	5,220	(15,592)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(1,750)	(1,919)
Investments in affiliates	(1,052)	(732)

Net cash used in investing activities of continuing operations	(2,802)	(2,651)

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(15)	(15)
Proceeds from issuance of common stock	29	65
Repurchase of common stock	(173)	(1,601)

Net cash used in financing activities of continuing operations	(159)	(1,551)

Cash flows from discontinued operations:
Operating cash flows	(386)	(406)

Net cash used in discontinued operations	(386)	(406)

Net effect of exchange rate changes on cash and cash equivalents	(1,572)	4,760

Net increase (decrease) in cash and cash equivalents	301	(15,440)
Cash and cash equivalents at beginning of period	111,225	161,364

Cash and cash equivalents at end of period	$111,526	$145,924

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

The Company had fiscal 2011 revenue of approximately $876.5 million. The Company has an integrated network of strategically located facilities in various countries, including numerous sites throughout North America, Europe and Asia. The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2011, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2011. The results for the three months ended October 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended October 31, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” which is intended to reduce the complexity and costs related to testing goodwill for impairment. ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it is necessary to perform the two-step quantitative goodwill impairment test already included in Topic 350. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. ASU 2011-08 also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

likely than not that the fair value of a reporting unit is less than its carrying amount. The amended guidance will be effective for the Company beginning August 1, 2012. We do not anticipate a material impact on our financial statements upon adoption.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements. The new guidance will be effective for the Company beginning August 1, 2012.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credits risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value changes in unobservable inputs. The new guidance will be effective for the Company beginning on February 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

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

The Company’s remaining goodwill of $3.1 million as of October 31, 2011 relates to the Company’s e-Business reporting unit. There were no indicators of impairment identified related to the Company’s e-Business reporting unit during the three months ended October 31, 2011.

The carrying amount of goodwill allocated to the Company’s reportable segments is as follows:

	Americas	Asia	Europe	TFL	All Other	Consolidated Total
	(in thousands)
Balance as of July 31, 2011
Goodwill	$94,477	$73,948	$30,108	$16,299	$5,857	$220,689
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(16,299)	(2,799)	(217,631)

	$—	$—	$—	$—	$3,058	$3,058

Impairment of goodwill	—	—	—	—	—	—
Balance as of October 31, 2011
Goodwill	94,477	73,948	30,108	16,299	5,857	220,689
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(16,299)	(2,799)	(217,631)

	$—	$—	$—	$—	$3,058	$3,058

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(5) SHARE-BASED PAYMENTS

Stock options for the purchase of approximately 0.6 million shares of the Company’s common stock were awarded to executives during the three months ended October 31, 2011 at a weighted average exercise price of $3.58 per share. The weighted average option fair value was $1.69 per share. The weighted average option fair value was calculated using the binominal-lattice model with the following weighted average assumptions: expected volatility of 59.71%, risk-free rate of 0.87% and expected life of 4.66 years.

Additionally, approximately 25,000 nonvested shares were awarded to executives during the three months ended October 31, 2011 at a weighted average fair value of $4.18 per share. The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date.

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the three months ended October 31, 2011 and 2010, which was allocated as follows:

	Three Months Ended October 31,
	2011	2010
Cost of revenue	$96	$99
Selling, general and administrative	786	804

	$882	$903

(6) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended October 31,
	2011	2010
Foreign currency exchange gain (losses)	$1,197	$(1,687)
Gain (loss) on disposal of assets	25	42
Other, net	3	(280)

	$1,225	$(1,925)

The Company recorded foreign exchange gains of approximately $1.2 million during the three months ended October 31, 2011. These net gains primarily related to realized and unrealized gains and losses from foreign currency exposures and settled transactions of approximately $0.1 million, $0.3 million and $0.8 million in the Americas, Asia and Europe, respectively.

The Company recorded foreign exchange losses of approximately $1.7 million during the three months ended October 31, 2010. These net losses related primarily to realized and unrealized gains and losses from foreign currency exposures and settled transactions of approximately $1.4 million and $1.9 million in Asia and Europe, respectively, offset by unrealized gains of approximately $1.4 million and $0.2 million in the Americas and e-Business.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(7) RESTRUCTURING AND OTHER CHARGES

The following table summarizes the activity in the restructuring accrual for the three and nine months ended October 31, 2011:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2011	$296	$1,168	$—	$1,464

Restructuring charges	633	138	—	771
Restructuring adjustments	(174)	158	—	(16)
Cash paid	(9)	(265)	—	(274)

Accrued restructuring balance at October 31, 2011	$746	$1,199	$—	$1,945

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

The net restructuring charges for the three months ended October 31, 2011 and 2010 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended October 31,
	2011	2010
Cost of revenue	$427	$647
Selling, general and administrative	328	142

	$755	$789

The $0.8 million restructuring charge recorded during the three months ended October 31, 2011 consisted of approximately $0.2 million related to the workforce reduction of 9 employees in Raleigh, North Carolina and $0.5 million for the workforce reduction of 144 employees in China. Also, approximately $0.1 million of the restructuring charge related to certain contractual obligations in connection with the restructuring of facilities in Raleigh, North Carolina.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes the restructuring accrual by reportable segment and the Corporate-level activity for the three months ended October 31, 2011:

	Americas	Asia	Europe	Corporate-level Activity	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2011	$1,346	$—	$118	$—	$1,464

Restructuring charges	276	495	—	—	771
Restructuring adjustments	(16)	—	—	—	(16)
Cash paid	(272)	—	(2)	—	(274)

Accrued restructuring balance at October 31, 2011	$1,334	$495	$116	$—	$1,945

(8) SEGMENT INFORMATION

The Company has six operating segments: Americas; Asia; Europe; e-Business; ModusLink PTS and TFL. Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds, the Company has determined that it has four reportable segments: Americas; Asia; Europe and TFL. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its four reportable segments, the Company reports an All other category. The All other category represents the e-Business operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s reportable segments and administration costs related to the Company’s venture capital activities. The Corporate-level activity balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating segments.

Management evaluates segment performance based on segment net revenue, operating income (loss) and “adjusted operating income”, which is defined as the operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets and share-based compensation. These items are excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses adjusted operating income to assist in evaluating the performance of the Company’s core operations.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended October 31,
	2011	2010
Net revenue:
Americas	$69,666	$80,823
Asia	60,881	57,498
Europe	57,453	77,698
TFL	8,079	9,746
All other	10,072	10,614

	$206,151	$236,379

Operating income (loss):
Americas	$(191)	$(3,542)
Asia	9,431	4,828
Europe	(1,828)	588
TFL	(1,395)	(1,004)
All other	949	929

Total Segment operating income (loss)	6,966	1,799
Corporate-level activity	(4,758)	(4,464)

Total operating income (loss)	$2,208	$(2,665)

Adjusted operating income:
Americas	$1,243	$(1,051)
Asia	11,104	6,840
Europe	(437)	2,067
TFL	(1,315)	(667)
All other	1,438	1,379

Total Segment Adjusted operating income	12,033	8,568
Corporate-level activity	(4,121)	(3,865)

Total Adjusted operating income	$7,912	$4,703

Adjusted operating income	$7,912	$4,703
Adjustments:
Depreciation	(3,735)	(3,997)
Amortization of intangible assets	(332)	(1,679)
Share-based compensation	(882)	(903)
Restructuring and other, net	(755)	(789)

Operating income (loss)	$2,208	$(2,665)
Other income (expense), net	832	(2,651)
Income tax expense	(1,871)	(1,309)
Income (loss) from discontinued operations	—	(45)

Net income (loss)	$1,169	$(6,670)

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	October 31, 2011	July 31, 2011
	(in thousands)
Total assets of continuing operations:
Americas	$122,470	$121,596
Asia	171,023	125,059
Europe	124,537	120,422
TFL	12,852	11,029
All other	28,799	24,808

Sub-total	459,681	402,914
Corporate-level activity	19,245	19,448

	$478,926	$422,362

As of October 31, 2011, approximately 61%, 18% and 21% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2011, approximately 60%, 18% and 22%, of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of October 31, 2011, approximately, $10.3 million, $6.9 million, $5.0 million, $4.2 million and $3.3 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands, China, and the Czech Republic, respectively. As of July 31, 2011, approximately, $10.7 million, $7.1 million, $5.4 million, $4.1 million and $3.7 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands, China and the Czech Republic, respectively.

During the three months ended October 31, 2011, the Company generated revenue of approximately $40.3 million and $32.2 million in China and the Netherlands, respectively. During the three months ended October 31, 2010, the Company generated revenue of approximately $34.4 million and $32.9 million in China and the Netherlands, respectively.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per share for the three months ended October 31, 2011 and 2010.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended October 31,
	2011	2010
BASIC
Net income (loss)	$1,169	$(6,670)
Less net income allocable to participating restricted stock	(10)	—

Net income (loss) available for basic common shares	$1,159	$(6,670)

Weighted average common shares outstanding	43,315	43,309

Basic net income (loss) per common share	$0.03	$(0.15)

DILUTED
Net income (loss)	$1,169	$(6,670)
Less net income allocable to participating restricted stock	(10)	—

Net income (loss) available for diluted common shares	$1,159	$(6,670)

Weighted average common shares outstanding	43,315	43,309
Weighted average common equivalent shares arising from: dilutive stock options	3	—

Weighted-average number of common and potential common shares	43,318	43,309

Diluted net income (loss) per common share	$0.03	$(0.15)

For the three months ended October 31, 2011 and 2010, approximately 2.4 million and 2.3 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(10) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, were as follows:

	Three Months Ended October 31,
	2011	2010
Net income (loss)	$1,169	$(6,670)
Net unrealized holding gain (loss) on securities	2	(39)
Foreign currency translation adjustment	(2,969)	6,679

Comprehensive income (loss)	$(1,798)	$(30)

The components of accumulated other comprehensive income was as follows:

	October 31, 2011	July 31, 2011
	(in thousands)
Net unrealized holding gains (losses) on securities	$(24)	$(26)
Cumulative foreign currency translation adjustment	20,383	23,352
Pension adjustment	2,310	2,310

Accumulated other comprehensive income	$22,669	$25,636

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

Inventories consisted of the following:

	October 31, 2011	July 31, 2011
	(in thousands)
Raw materials	$59,872	$47,159
Work-in-process	5,198	2,101
Finished goods	29,839	27,842

	$94,909	$77,102

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

(13) SHARE REPURCHASE PROGRAMS

In June 2010, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over an eighteen month period, (the “June 2010 Repurchase Program”). The timing and amount of any shares repurchased was to be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases could also be made under a Rule 10b5-1 plan, which permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Company retired and returned repurchased shares to the Company’s authorized, but not issued or outstanding

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

common stock. The June 2010 Repurchase Program was funded using the Company’s working capital. In total, the Company repurchased an aggregate of approximately 0.5 million shares at a cost of approximately $3.4 million under the June 2010 Repurchase Program. During the fiscal year ended July 31, 2011, the Company declared and paid a special cash dividend of $40.0 million in the aggregate, which was funded with available cash on hand and included amounts remaining under the June 2010 Repurchase Program. Accordingly, no further repurchases have been made under the June 2010 Repurchase Program.

(14) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. As of October 31, 2011 and July 31, 2011, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $6.0 million for both periods.

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Consolidated Statement of Operations. For the periods ended October 31, 2011 and July 31, 2011, the Company has not recognized any material interest expense related to uncertain tax positions. As of October 31, 2011 and July 31, 2011, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amount of $152 thousand and $130 thousand respectively. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months. For the three months ended October 31, 2011, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using enacted rates in those jurisdictions.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2008 through July 31, 2011. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2005 through 2011 tax years remain subject to examination in most locations, while the Company’s 2000 through 2011 tax years remain subject to examination in most Asia locations.

The Company has certain deferred tax benefits, including those generated by net operating losses and certain other tax attributes (collectively, the “Tax Benefits”). The Company’s ability to use these Tax Benefits could be substantially limited if it were to experience an “ownership change,” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change would occur if there is a greater than 50-percentage point change in ownership of securities by stockholders owning (or deemed to own under Section 382 of the Code) five percent or more of a corporation’s securities over a rolling three-year period.

Accordingly, on October 17, 2011, the Company’s Board of Directors adopted a Tax Benefit Preservation Plan between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (as amended from time to time, the “Tax Plan”). The Tax Plan reduces the likelihood that changes in the Company’s investor base have the unintended effect of limiting the Company’s use of its Tax Benefits. The Tax Plan is intended to require any person acquiring shares of the Company’s securities equal to or exceeding 4.99% of the Company’s outstanding shares to obtain the approval of the Board of Directors. This would protect the Tax Benefits because changes in ownership by a person owning less than 4.99% of the Company’s stock are not included in the calculation of “ownership change” for purposes of Section 382 of the Code.

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

During the three months ended October 31, 2011 and 2010, approximately $1.1 million and $0.7 million, respectively was invested by @Ventures in privately held companies. At October 31, 2011 and July 31, 2011, the Company’s carrying value of investments in privately held companies was approximately $12.6 million and $12.0 million, respectively. During the three months ended October 31, 2011 and 2010 the Company recorded $18 thousand and $0.4 million, respectively, of impairment charges related to certain investments in the @Ventures portfolio of companies. During the three months ended October 31, 2011 and October 31, 2010, @Ventures did not receive any distributions from its investments.

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

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Part II—Item 1A below and elsewhere in this report and the risks discussed in the Company’s Annual Report on Form 10-K filed with the SEC on October 14, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and across its segments, on the basis of “adjusted operating income,” which is defined as operating income (loss) excluding net charges related to depreciation, long-lived asset impairment, restructuring, amortization of intangible assets, share-based compensation and other charges not related to our baseline operating results. See Note 8 of the notes to the condensed consolidated financial statements included in Item 1 above for segment information, including a reconciliation of adjusted operating income to net income (loss).

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

Our focus during fiscal 2012 remains consistent with the continued execution against our long-term strategic plan, and implementation of the following initiatives which are designed to achieve our long-term goals:

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

Increase the value delivered to clients through service expansion. During fiscal year 2012, we are continuing to focus on and invest in expanding and further developing our e-commerce, aftermarket and certain other offerings, which we believe will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect these solutions will enhance our gross margins and drive profitability. Furthermore, we believe that the addition of new services to existing clients will strengthen our relationship with these clients, and further integrate us with their business.

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

For the three months ended October 31, 2011, the Company reported net revenue of $206.2 million, operating income of $2.2 million, income from continuing operations before income taxes of $3.0 million, net income of $1.2 million and a gross margin percentage of 12.4%. During the first three months ended October 31, 2011, the Company received approximately $3.4 million from the release by TFL Enterprises LLC, the former owner of TFL, of funds held in escrow since the date of the TFL acquisition in settlement of potential claims. The amount of $3.4 million had a favorable impact on selling, general and administrative expenses during the three months ended October 31, 2011. We currently conduct business in The Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia, Mexico and India in addition to our United States operations. At October 31, 2011, we had cash and cash equivalents and available-for-sale securities of $111.7 million, and working capital of $185.3 million.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance has been and may be adversely affected by declines in the overall performance of the technology sector and the sustained economic uncertainty affecting the world economy. In addition, the drop in consumer demand for our clients’ products has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The market for our supply chain management services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore the mix of revenue derived from our various services and locations can impact on our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. During the three months ended October 31, 2011, our gross margin percentage was 12.4%. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally react to margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three months ended October 31, 2011, sales to Hewlett-Packard and Advanced Micro Devices accounted for approximately 32% and 11% of our consolidated net revenue. For the three months ended October 31, 2010, sales to Hewlett-Packard accounted for approximately 27% of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

Basis of Presentation

The Company has six operating segments: Americas; Asia; Europe; e-Business; ModusLink PTS and TFL. The Company has four reportable segments: Americas; Asia; Europe and TFL. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its four reportable segments, the Company reports an All other category. The All other category represents the e-Business operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s reportable segments and administration costs related to the Company’s venture capital activities.

All significant intercompany transactions and balances have been eliminated in consolidation.

Results of Operations

Three months ended October 31, 2011 compared to the three months ended October 31, 2010

Net Revenue:

	Three Months Ended October 31, 2011	As a % of Total Net Revenue	Three Months Ended October 31, 2010	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$69,666	33.8%	$80,823	34.2%	$(11,157)	(13.8)%
Asia	60,881	29.5%	57,498	24.3%	3,383	5.9%
Europe	57,453	27.9%	77,698	32.9%	(20,245)	(26.1)%
TFL	8,079	3.9%	9,746	4.1%	(1,667)	(17.1)%
All other	10,072	4.9%	10,614	4.5%	(542)	(5.1)%

Total	$206,151	100.0%	$236,379	100.0%	$(30,228)	(12.8)%

Net revenue decreased by approximately $30.2 million during the three months ended October 31, 2011, as compared to the same period in the prior year. This $30.2 million decrease was primarily a result of lower volumes from certain client programs, partially offset by a favorable impact from foreign currency translation and a non-recurring $4.0 million price concession for a certain client program which was recorded as a reduction of revenue in the prior year period. Approximately $120.4 million of the net revenue for the three months ended October 31, 2011 related to the procurement and re-sale of materials on behalf of our clients as compared to $142.8 million for the three months ended October 31, 2010.

During the three months ended October 31, 2011, net revenue in the Americas region decreased by approximately $11.2 million. This decrease resulted primarily from decreases in client order volumes. Within the Asia region, the net revenue increase of approximately $3.4 million resulted from the non-recurring $4.0 million price concession for a certain client program which was recorded as a reduction of revenue in the prior year period. Within the Europe region, net revenue decreased by approximately $20.2 million primarily due to lower volumes, partially offset by new business and a favorable impact from foreign currency translation. Net revenue for TFL decreased by approximately $1.7 million due to increased competition in the market.

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

Cost of Revenue:

	Three Months Ended October 31, 2011	As a % of Segment Net Revenue	Three Months Ended October 31, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$65,608	94.2%	$78,917	97.6%	$(13,309)	(16.9)%
Asia	45,022	74.0%	46,108	80.2%	(1,086)	(2.4)%
Europe	53,801	93.6%	71,249	91.7%	(17,448)	(24.5)%
TFL	8,379	103.7%	9,122	93.6%	(743)	(8.1)%
All other	7,848	77.9%	8,629	81.3%	(781)	(9.1)%

Total	$180,658	87.6%	$214,025	90.5%	$(33,367)	(15.6)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $33.4 million for the three months ended October 31, 2011, as compared to the three months ended October 31, 2010. Gross margin for the first quarter of fiscal 2011 was 12.4% as compared to 9.5% in the prior year quarter. This increase is attributable to a non-recurring $4.0 million price concession for a certain client program which was recorded as a reduction of revenue in the prior year period which had a negative impact on gross margin, improved geographical mix, customer mix and lower labor costs, which were partially offset by an unfavorable impact from foreign currency translation and an increase in inventory related impairment charges.

For the three months ended October 31, 2011, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 5.8%, 26.0% and 6.4%, as compared to 2.4%, 19.8% and 8.3%, respectively, for the same period of the prior year. The increase in gross margin within the Americas region is attributed to lower labor costs as a result of continuous improvement initiatives and change in customer mix. Within the Asia region, the increase in gross margin is primarily attributed to favorable product mix and a non-recurring $4.0 million price concession in the prior year quarter. Within the Europe region, the decrease of gross margin is attributed to adverse product mix and an unfavorable impact from foreign currency translation. The decrease in gross margin at TFL is primarily due to an increase in inventory related impairment charges.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures.

Selling, General and Administrative Expenses:

	Three Months Ended October 31, 2011	As a % of Segment Net Revenue	Three Months Ended October 31, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$3,951	5.7%	$4,258	5.3%	$(307)	(7.2)%
Asia	5,933	9.7%	5,841	10.2%	92	1.6%
Europe	5,481	9.5%	5,858	7.5%	(377)	(6.4)%
TFL	1,048	13.0%	1,321	13.6%	(273)	(20.7)%
All other	1,027	10.2%	809	7.6%	218	26.9%

Sub-total	17,440	8.5%	18,087	7.7%	(647)	(3.6)%
Corporate-level activity	4,758	—	4,464	—	294	6.6%

Total	$22,198	10.8%	$22,551	9.5%	$(353)	(1.6)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended October 31, 2011 decreased by approximately $0.4 million compared to the three-month period ended October 31, 2010, primarily as a result of a non-recurring receipt of approximately $3.4 million from the release by TFL Enterprises LLC, the former owner of TFL, of funds held in escrow since the date of the TFL acquisition in settlement of potential claims and a $0.7 million decline in employee-related costs, which were partially offset by a $3.4 million increase in professional fees for consultants to assist with the Company’s investments in sales and marketing and cost alignment initiatives, and a $0.3 million increase in costs related to the Company’s proxy contest.

Amortization of Intangible Assets:

	Three Months Ended October 31, 2011	As a % of Segment Net Revenue	Three Months Ended October 31, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$38	0.1%	$756	0.9%	$(718)	(95.0)%
Asia	—	—	369	0.6%	(369)	(100.0)%
Europe	—	—	—	—	—	—
TFL	47	0.6%	307	3.2%	(260)	(84.7)%
All other	247	2.5%	247	2.3%	—	—

Total	$332	0.2%	$1,679	0.7%	$(1,347)	(80.2)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., ModusLink OCS, ModusLink PTS and TFL. The $1.3 million decrease in amortization expense is due to the write-off of certain intangible assets during the second fiscal quarter ended January 31, 2011 and that the intangible assets related to Modus Media, Inc. have been fully amortized. The remaining intangible assets are being amortized over lives ranging from 1 to 4 years.

Restructuring and Other, net:

	Three Months Ended October 31, 2011	As a % of Segment Net Revenue	Three Months Ended October 31, 2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$260	0.4%	$430	0.5%	$(170)	(39.5)%
Asia	495	0.8%	350	0.6%	145	41.4%
Europe	—	—	—	—	—	—
TFL	—	—	—	—	—	—
All other	—	—	—	—	—	—

Sub-total	$755	0.4%	$780	0.3%	(25)	(3.2)%
Corporate-level activity	—	—	9	—	(9)	(100.0)%

Total	$755	0.4%	$789	0.3%	$(34)	(4.3)%

The $0.8 million restructuring charge recorded during the three months ended October 31, 2011 consisted of approximately $0.2 million related to the workforce reduction of 9 employees in Raleigh, North Carolina and $0.5 million for the workforce reduction of 144 employees in China. Also, approximately $0.1 million of the restructuring charge related to certain contractual obligations in connection with the restructuring of facilities in Raleigh, N.C.

During the three months ended October 31, 2010, the Company recorded a net restructuring charge of approximately $0.8 million. The $0.8 million charge recorded during the three months ended October 31, 2010, consisted of approximately $0.8 related to the workforce reduction of 44 employees in the Americas, and Asia, which was partially offset by $27 thousand due to changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

Interest Income/Expense:

During the three months ended October 31, 2011 and 2010, interest income was $0.1 million and $42 thousand.

During the three months ended October 31, 2011 and 2010, interest expense totaled approximately $0.1 million for both periods. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Gains (Losses), net:

Other gains (losses), net were approximately $1.2 million for the three months ended October 31, 2011. During the three months ended October 31, 2011, the Company recorded foreign exchange gains of approximately $1.2 million. These net gains primarily related to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe.

Other gains (losses), net were a net loss of approximately $(1.9) million for the three months ended October 31, 2010. The Company recorded foreign exchange losses of approximately $(1.7) million due to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe.

Equity in Losses of Affiliates and Impairments:

Equity in losses of affiliates and impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates was $0.4 million and $0.6 million for the three months ended October 31,

2011 and 2010, respectively. During the three months ended October 31, 2011 and 2010, the Company recorded their proportionate share of the affiliates’ losses of $0.4 million and $0.2 million, respectively. The Company also recorded impairment charges of $18,000 and $0.4 million for the three months ended October 31, 2011 and 2010, respectively related to the @Ventures portfolio.

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

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $12.6 million of investments in affiliates at October 31, 2011 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.3 million to $2.5 million.

Income Tax Expense:

During the three months ended October 31, 2011, the Company recorded income tax expense of approximately $1.9 million, as compared to income tax expense of $1.3 million for same period in the prior fiscal year. For the three months ended October 31, 2011 and 2010, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the three months ended October 31, 2011, the Company did not record income or loss from discontinued operations, as compared to a net loss of $45 thousand for same period in the prior fiscal year. The net loss from discontinued operations in the prior year period primarily relates to accretion of the liability related to a facility lease obligation.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, returns generated by our venture capital investments and borrowings from lending institutions. As of October 31, 2011, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $111.5 million. In addition, on February 1, 2010 the Company and certain of its domestic subsidiaries entered into an Amended and Restated Credit Agreement and a Security Agreement (the “Credit Facility”) with a bank syndicate. The Credit Facility provides a senior secured revolving credit facility up to an initial aggregate principal amount of $40.0 million and is secured by substantially all of the domestic assets of the Company. The Credit Facility permits the Company to increase the aggregate principal amount by an additional $20.0 million upon certain conditions being met. The Credit Facility terminates on

February 1, 2013. Interest on the Credit Facility is based on the type of borrowing, at the base rate or the Eurodollar rate plus an applicable rate that varies from 1.25% for the base rate and 2.25% to 2.75% for the Eurodollar rate depending on the Company’s consolidated leverage ratio. The Credit Facility includes certain restrictive financial covenants, which include a maximum consolidated leverage ratio, a minimum consolidated core cash flow leverage ratio and minimum global cash and restrictions that limit the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders. Based on the Company’s current projections, it may be in violation of certain restrictive financial covenants in the Credit Facility in the next three months. The Company has never drawn on its Credit Facility and is proactively working with its lenders to negotiate any necessary modifications, or waivers to the Credit Facility. On October 31, 2011, the Company did not have any debt outstanding and had letters of credit for $0.1 million outstanding under the Credit Facility.

In addition, the Company maintains an uncommitted credit facility of approximately $1.0 million in Taiwan. No amounts were outstanding under this facility at October 31, 2011. The Company’s working capital at October 31, 2011 was approximately $185.3 million.

Cash used in operating activities of continuing operations represents income (loss) from continuing operations as adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by (used in) operating activities of continuing operations was $5.2 million and $(15.6) million for the three months ended October 31, 2011 and 2010, respectively. The $20.8 million increase in cash provided by operating activities of continuing operations for the three months ended October 31, 2011 compared with the same period in the prior year was due to a $2.8 million increase in income (loss) from continuing operations as adjusted for non-cash items and a $18.0 million increase in cash resulting from changes in operating assets and liabilities. During the three months ended October 31, 2011, non-cash items included depreciation expense of $3.7 million, share-based compensation of $0.9 million, amortization of intangible assets of $0.3 million, non-operating gains, net, of $1.2 million, and equity in losses of affiliates and impairments of $0.4 million. The increase in accounts receivable, inventory and accounts payable is due to seasonal demands of clients and due to the high dollar value of inventory for a new client program.

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

Investing activities of continuing operations used cash of $2.8 million and $2.7 million during the three months ended October 31, 2011 and 2010, respectively. The $2.8 million of cash used in investing activities during the three months ended October 31, 2011 resulted primarily from $1.8 million in capital expenditures and $1.0 million of investments in affiliates. The $2.7 million of cash used by investing activities during the three months ended October 31, 2010 resulted primarily from $1.9 million in capital expenditures and $0.7 million of investments in affiliates. As of October 31, 2011, the Company had a carrying value of $12.6 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities of continuing operations used cash of $0.2 million and $1.6 million during the three months ended October 31, 2011 and 2010, respectively. The $0.2 million of cash used for financing activities of continuing operations during the three months ended October 31, 2011 primarily related to $15 thousand of capital lease repayments and $0.2 million used to repurchase the Company’s common stock which were partially offset by $29 thousand of proceeds from the issuance of common stock. The $1.6 million of cash used for financing activities of continuing operations during the three months ended October 31, 2010 primarily related to $1.6 million of cash used to repurchase the Company’s common stock and $15 thousand of capital lease repayments. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used for discontinued operations totaled $0.4 million for the three months ended October 31, 2011 and 2010, primarily for ongoing lease obligations.

Given the Company’s cash resources as of October 31, 2011, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. There are no material capital expenditure requirements as of October 31, 2011. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Arrangements

The Company does not have any significant off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011. The Company’s gross liability for unrecognized tax benefits was approximately $6.0 million and approximately $152 thousand of accrued interest and penalties as of October 31, 2011. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

The Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of October 31, 2011, the Company had no recorded liabilities with respect to these arrangements.

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

Critical Accounting Policies

The preparation of our quarterly financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation expense, inventories, investments, income taxes, restructuring, impairment of long-lived assets, goodwill and other intangible assets, contingencies and litigation. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: preparing investment valuations; determining discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; determining future lease assumptions related to restructured facility lease obligations; and establishing income tax liabilities are the estimates most likely to have a material impact on our financial position and the results of operations. Some accounting policies may have a significant impact on amounts reported in these financial statements. During the three months ended October 31, 2011, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

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

Interest Rate Risk

At October 31, 2011, the Company had no outstanding borrowings under its Credit Facility with a bank syndicate and the Company had no open derivative positions with respect to its borrowing arrangements.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of October 31, 2011, the Company did not have any outstanding foreign currency exchange contracts.

Revenues from our foreign operating segments accounted for approximately 57% of total revenues during the three months ended October 31, 2011, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

Primary currencies include Euros, Singapore Dollars, Chinese Renminbi, Hungarian Forints, Czech Koruna, Taiwan Dollars, Japanese Yen, Australian Dollars, Malaysian Ringgits, Mexican Pesos and Indian Rupee. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenues and operating expenses for our international operations. Similarly, our revenues and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While we attempt to balance local currency revenue to local currency expenses to provide in effect a natural hedge, it is not always possible to completely reduce the foreign currency exchange rate risk due to competitive and other reasons.

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended October 31, 2011, we recorded a foreign currency translation loss of approximately $3.0 million which is recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three months ended October 31, 2011, we recorded realized and unrealized foreign currency transaction gains of approximately $1.2 million which is recorded in “Other gains (losses), net” in our consolidated statement of operations.

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

Other than with respect to the risk factor below, there have not been any material changes from the risk factors previously disclosed in the “Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended July 31, 2011. In addition to the other information set forth in this report, including in the first paragraph under “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our Ability to Use Our Net Operating Losses and Other Tax Benefits to Reduce Future Tax Payments Could Be Negatively Impacted if There Is an “Ownership Change” (as Defined Under Section 382 of the Internal Revenue Code); Our Tax Benefit Preservation Plan May Not Be Effective to Prevent an Ownership Change.

We have substantial deferred tax benefits, including those generated by net operating losses and certain other tax attributes (collectively, the “Tax Benefits”). Subject to certain limitations, we may use these Tax Benefits to offset future taxable income and reduce our income tax liability. As of October 31, 2011, we had gross Tax Benefits of approximately $2.4 billion, which begin to expire in 2012. Of this amount, approximately $2.0 billion relates to federal net operating loss carryforwards which begin expiring in 2021. While these Tax Benefits have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities, our ability to utilize these Tax Benefits will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance we will be able to realize such tax savings.

The Company’s ability to use these Tax Benefits would be substantially limited if it were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change would occur if there is a greater than 50-percentage point change in ownership of securities by stockholders owning (or deemed to own under Section 382 of the Code) five percent or more of a corporation’s securities over a rolling three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 of the Code is complex and requires significant judgment. The occurrence of such an ownership change would accelerate cash tax payments we would be required to make and likely result in a substantial portion of our Tax Benefits expiring before we could fully utilize them. As a result, any restriction on our ability to utilize these Tax Benefits could have a material adverse impact on our business, financial condition and future cash flows.

On October 17, 2011, the Company’s Board of Directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of the Company’s common stock that could result in an ownership change under Section 382 of the Code and thus help preserve our ability to use our Tax Benefits. The Tax Benefit Preservation Plan is designed to deter acquisitions of the Company’s common stock that would result in a stockholder owning 4.99% or more of the Company’s common stock (as calculated under Section 382 of the Code), or any existing holder of 4.99% or more of the Company’s common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from our board of directors. Because the number of shares of the Company’s common stock outstanding at any particular time for purposes of the Tax Benefit Preservation Plan is determined in accordance with Section 382 of the Code, it may differ from the number of shares that we report as outstanding in our SEC filings.

Although the Tax Benefit Preservation Plan is intended to reduce the likelihood of an adverse ownership change under Section 382, the Tax Benefit Preservation Plan may not prevent such an ownership change from occurring and does not protect against all transactions that could cause an ownership change. If the Company’s stockholders do not approve the Tax Benefit Preservation Plan at the 2011 Annual Meeting of Stockholders, the Tax Benefit Preservation Plan will cease to have any effect in preventing “ownership changes” as defined under Section 382 of the Code. Accordingly, we cannot assure you that an ownership change under Section 382 of the Code will not significantly limit the use of our Tax Benefits.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company of its common stock during the quarter ended October 31, 2011:

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2011-August 31, 2011	11,424	(1)	$3.95	—	$—
September 1, 2011-September 30, 2011	—		—	—	—
October 1, 2011-October 31, 2011	36,660	(1)	$3.49	—	—

(1)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 5.	Other Information.

During the quarter ended October 31, 2011, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: December 12, 2011	By:	/S/ STEVEN G. CRANE
Steven G. Crane Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Designations of Series A Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on October 18, 2011 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011 (File No. 000-23262).

4.1	Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011 (File No. 000-23262).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of October 31, 2011 and July 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months ended October 31, 2011 and 2010, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended October 31, 2011 and 2010 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.