Form 10-Q
period 2012-01-31
ModusLink Global Solutions Inc
filed 2012-03-12
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

As of March 1, 2012, there were 43,982,113 shares issued and outstanding of the registrant’s Common Stock, $.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

(Unaudited)

	January 31, 2012	July 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$95,618	$111,225
Available-for-sale securities	132	131
Accounts receivable, trade, net of allowance for doubtful accounts of $353 and $473, at January 31, 2012 and July 31, 2011, respectively	156,195	146,411
Inventories, net	94,675	77,102
Prepaid expenses and other current assets	10,325	10,876

Total current assets	356,945	345,745

Property and equipment, net	43,371	47,299
Investments in affiliates	12,352	12,016
Goodwill	3,058	3,058
Other intangible assets, net	4,029	4,699
Other assets	10,318	9,545

Total assets	$430,073	$422,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$29	$43
Accounts payable	135,970	114,588
Current portion of accrued restructuring	4,978	1,456
Accrued income taxes	—	180
Accrued expenses	37,776	36,384
Other current liabilities	6,934	7,029
Current liabilities of discontinued operations	1,452	1,817

Total current liabilities	187,139	161,497

Long-term portion of accrued restructuring	109	8
Obligations under capital leases, less current installments	32	22
Other long-term liabilities	15,755	15,773
Non-current liabilities of discontinued operations	983	1,883
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at January 31, 2012 and July 31, 2011	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 44,264,450 issued and outstanding shares at January 31, 2012; 43,829,097 issued and outstanding shares at July 31, 2011	443	438
Additional paid-in capital	7,388,896	7,387,135
Accumulated deficit	(7,181,474)	(7,170,030)
Accumulated other comprehensive income	18,190	25,636

Total stockholders’ equity	226,055	243,179

Total liabilities and stockholders’ equity	$430,073	$422,362

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Net revenue	$178,588	$234,150	$384,739	$470,529
Cost of revenue	162,521	210,759	343,179	424,784

Gross profit	16,067	23,391	41,560	45,745
Operating expenses:
Selling, general and administrative	24,607	20,458	46,805	43,009
Amortization of intangible assets	332	1,679	663	3,358
Impairment of goodwill and intangible assets	—	27,166	—	27,166
Restructuring, net	4,597	412	5,352	1,201

Total operating expenses	29,536	49,715	52,820	74,734

Operating loss	(13,469)	(26,324)	(11,260)	(28,989)

Other income (expense):
Interest income	122	88	244	129
Interest expense	(96)	(120)	(185)	(241)
Other gains (losses), net	830	(372)	2,055	(2,297)
Equity in losses of affiliates and impairments	(290)	(370)	(717)	(1,016)

Total other income (expense)	566	(774)	1,397	(3,425)

Loss from continuing operations before income taxes	(12,903)	(27,098)	(9,863)	(32,414)
Income tax expense	380	1,132	2,251	2,441

Loss from continuing operations	(13,283)	(28,230)	(12,114)	(34,855)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	670	(104)	670	(149)

Net loss	$(12,613)	$(28,334)	$(11,444)	$(35,004)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.31)	$(0.65)	$(0.28)	$(0.81)
Income (loss) from discontinued operations	0.02	—	0.02	—

Net loss	$(0.29)	$(0.65)	$(0.26)	$(0.81)

Shares used in computing basic earnings per share:	43,434	43,279	43,367	43,284

Shares used in computing diluted earnings per share:	43,434	43,279	43,367	43,284

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended January 31,
	2012	2011

Cash flows from operating activities of continuing operations:
Net loss	$(11,444)	$(35,004)
Income (loss) from discontinued operations	670	(149)

Loss from continuing operations	(12,114)	(34,855)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation	7,272	8,193
Impairment of goodwill and intangible assets	—	27,166
Amortization of intangible assets	663	3,358
Share-based compensation	1,880	1,897
Non-operating (gains) losses, net	(2,055)	2,297
Equity in losses of affiliates and impairments	717	1,016
Changes in operating assets and liabilities:
Trade accounts receivable, net	(14,105)	22,838
Inventories	(19,716)	(3,499)
Prepaid expenses and other current assets	(35)	2,246
Accounts payable, accrued restructuring and accrued expenses	30,654	(34,439)
Refundable and accrued income taxes, net	(576)	575
Other assets and liabilities	2,629	(1,227)

Net cash used in operating activities of continuing operations	(4,786)	(4,434)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(4,949)	(3,926)
Proceeds from the sale of equity investments in affiliates	8	52
Investments in affiliates	(1,052)	(996)

Net cash used in investing activities of continuing operations	(5,993)	(4,870)

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(30)	(30)
Proceeds from issuance of common stock	61	125
Repurchase of common stock	(175)	(1,622)

Net cash used in financing activities of continuing operations	(144)	(1,527)

Cash flows from discontinued operations:
Operating cash flows	(969)	(826)

Net cash used in discontinued operations	(969)	(826)

Net effect of exchange rate changes on cash and cash equivalents	(3,715)	4,510

Net decrease in cash and cash equivalents	(15,607)	(7,147)
Cash and cash equivalents at beginning of period	111,225	161,364

Cash and cash equivalents at end of period	$95,618	$154,217

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) NATURE OF OPERATIONS

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or “the Company”), through its wholly-owned subsidiaries, ModusLink Corporation (“ModusLink”), ModusLink PTS, Inc. (“ModusLink PTS”), and Tech for Less, LLC (“TFL”), is a leader in global supply chain business process management serving technology-based clients in the computing, software, consumer electronics, storage and communications markets. The Company designs and executes critical elements in our clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of innovative service solutions, integrated operations, proven business processes, an expansive global footprint and world-class technology.

The Company had fiscal 2011 revenue of approximately $876.5 million. The Company has an integrated network of strategically located facilities in various countries, including numerous sites throughout North America, Europe and Asia. The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2011, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2011. The results for the three and six months ended January 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended January 31, 2012, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued a final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. This update allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Accounting Standard Update (“ASU”) 2011-05. All other requirements included within ASU 2011-05 are not affected and entities must report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The effective date of this update is for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes adoption of this new guidance will not have a material impact on the Company’s financial statements as these updates have an impact on presentation only.

In September 2011, the FASB issued Accounting Standard Update 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” which is intended to reduce the complexity and costs related to testing goodwill for impairment. ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it is necessary to perform the two-step quantitative goodwill impairment test already included in Topic 350. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. ASU 2011-08 also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amended guidance will be effective for the Company beginning August 1, 2012. We do not anticipate a material impact on our financial statements upon adoption.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements. The new guidance will be effective for the Company beginning August 1, 2012. The Company believes adoption of this new guidance will not have a material impact on the Company’s financial statements as this update has an impact on presentation only.

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

(4) GOODWILL AND INTANGIBLE ASSETS

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that could reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. The Company’s reporting units are the same as its operating segments: Americas, Asia, Europe, e-Business, ModusLink PTS and TFL.

The Company’s remaining goodwill of $3.1 million as of January 31, 2012 relates to the Company’s e-Business reporting unit. There were no indicators of impairment identified related to the Company’s e-Business reporting unit during the three and six months ended January 31, 2012.

The carrying amount of goodwill allocated to the Company’s reportable segments is as follows:

	Americas	Asia	Europe	TFL	All Other	Consolidated Total
	(In thousands)

Balance as of July 31, 2011
Goodwill	$94,477	$73,948	$30,108	$16,299	$5,857	$220,689
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(16,299)	(2,799)	(217,631)

	$—	$—	$—	$—	$3,058	$3,058

Balance as of January 31, 2012
Goodwill	94,477	73,948	30,108	16,299	5,857	220,689
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(16,299)	(2,799)	(217,631)

	$—	$—	$—	$—	$3,058	$3,058

During the second quarter of fiscal year 2011, indicators of potential impairment caused the Company to conduct an interim impairment test for goodwill and other long-lived assets, which includes amortizable intangible assets for its ModusLink PTS and TFL reporting units in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2011. These indicators included continued operating losses, the departure of key personnel, and increasingly adverse trends that resulted in further deterioration of current operating results and future prospects for both the ModusLink PTS and TFL reporting units. These adverse trends included increased competition for and a decline in the supply of quality products at a reasonable cost for TFL, pricing pressure from existing customers for ModusLink PTS, and the emergence and growth of new competitors for both ModusLink PTS and TFL.

As a result of the impairment tests, the Company concluded that its goodwill was impaired and recorded a $13.2 million non-cash goodwill impairment charge, consisting of $7.1 million for ModusLink PTS and $6.1 million for TFL during the three months ended January 31, 2011. The Company also determined that its intangible assets were impaired and recorded a $14.0 million non-cash intangible asset impairment charge, consisting of $8.8 million for ModusLink PTS and $5.2 million for TFL during the three months ended January 31, 2011. The goodwill and intangible asset impairment charges for ModusLink PTS are not deductible for tax purposes. The goodwill and intangible asset impairment charges for TFL are deductible as amortization for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows.

(5) SHARE-BASED PAYMENTS

Stock options for the purchase of approximately 1.0 million shares of the Company’s common stock were awarded to executives during the six months ended January 31, 2012 at a weighted average exercise price of $4.24 per share. The weighted average option fair value was $1.99 per share. The weighted average option fair value was calculated using the binominal-lattice model with the following weighted average assumptions: expected volatility of 59.42%, risk-free rate of 0.82% and expected life of 4.66 years.

Additionally, approximately 200,000 nonvested shares were awarded to executives during the three months ended January 31, 2012 at a weighted average fair value of $5.27 per share. The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date.

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the three and six months ended January 31, 2012 and 2011, which was allocated as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(In thousands)
Cost of goods sold	$80	$93	$176	$192
Selling, general and administrative	918	901	1,704	1,705

	$998	$994	$1,880	$1,897

(6) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(In thousands)
Foreign currency exchange gains (losses)	$798	$(304)	$1,995	$(1,991)
Gain on sale of investments	8	51	8	51
Gain (loss) on disposal of assets	80	(1)	105	41
Other, net	(56)	(118)	(53)	(398)

	$830	$(372)	$2,055	$(2,297)

The Company recorded foreign exchange gains of approximately $0.8 million and $2.0 million during the three months and six months ended January 31, 2012, respectively. For the three months ended January 31, 2012, the net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.4 million and $0.8 million in Asia and Europe, respectively, offset by net losses of $0.4 million in the Americas. For the six months ended January 31, 2012, the net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.7 million and $1.6 million in Asia and Europe, respectively, offset by net losses of $0.3 million in the Americas.

The Company recorded foreign exchange losses of approximately $0.3 million and $2.0 million during the three and six months ended January 31, 2011, respectively. For the three months ended January 31, 2011, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.2 million and $0.2 million in the Americas and Asia, respectively, offset by net gains of $0.1 million in Europe. For the six months ended January 31, 2011, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $1.6 million and $1.8 million in Asia and Europe, respectively, offset by net gains of $1.4 million in the Americas. During the three months ended January 31, 2011, the Company recorded gains of approximately $0.1 million related to distribution of proceeds from the acquisition by third parties of H2Gen Innovations, Inc. and M2E Power, Inc., companies in which the Company held minority interests, due to the satisfaction of conditions leading to the release of funds held in escrow.

(7) RESTRUCTURING AND OTHER CHARGES

The following table summarizes the activity in the restructuring accrual for the three and six months ended January 31, 2012:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(In thousands)
Accrued restructuring balance at July 31, 2011	$296	$1,168	$—	$1,464

Restructuring charges	633	138	—	771
Restructuring adjustments	(174)	158	—	(16)
Cash paid	(9)	(265)	—	(274)

Accrued restructuring balance at October 31, 2011	$746	$1,199	$—	$1,945

Restructuring charges	4,119	487	—	4,606
Restructuring adjustments	(9)	—	—	(9)
Cash paid	(981)	(474)	—	(1,455)

Accrued restructuring balance at January 31, 2012	$3,875	$1,212	$—	$5,087

It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ended July 31, 2012. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by May 2013.

The net restructuring charges for the three and six months ended January 31, 2012 and 2011 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(In thousands)
Cost of revenue	$3,844	$375	$4,272	$1,022
Selling, general and administrative	753	37	1,080	179

	$4,597	$412	$5,352	$1,201

During the three and six months ended January 31, 2012, the Company recorded a net restructuring charge of approximately $4.6 million and $5.4 million, respectively. For the three months ended January 31, 2012, approximately $3.7 million related to a workforce reduction of 48 employees in Europe, $0.4 million related to a workforce reduction of 5 employees within the Company’s IT organization, and $0.4 million related to certain contractual obligations in connection with the restructuring of a facility in the ModusLink PTS business.

In addition, during the first quarter of fiscal 2012, the Company recorded restructuring charges of approximately $0.2 million related to the workforce reduction of 9 employees in Raleigh, North Carolina and $0.5 million for the workforce reduction of 144 employees in China. Also, approximately $0.1 million of restructuring charges related to certain contractual obligations in connection with the restructuring of facilities in Raleigh, North Carolina.

During the three and six months ended January 31, 2011, the Company recorded a net restructuring charge of approximately $0.4 million and $1.2 million, respectively. Of these amounts, for the three and six months ended January 31, 2011, approximately $0.3 million and $1.1 million, respectively related to the workforce reduction of 11 and 55 employees, respectively in the Americas and Asia. For both the three and six months ended January 31, 2011, approximately $0.1 million of the recorded net restructuring charge related to changes in estimates for previously recorded facilities lease obligations primarily based on changes to the underlying assumptions.

The following table summarizes the restructuring accrual by reportable segment and the Corporate-level activity for the three and six months ended January 31, 2012:

	Americas	Asia	Europe	TFL	All Other	Corporate-level Activity	Consolidated Total
	(In thousands)
Accrued restructuring balance at July 31, 2011	$1,346	$—	$118	$—	$—	$—	$1,464

Restructuring charges	276	495	—	—	—	—	771
Restructuring adjustments	(16)	—	—	—	—	—	(16)
Cash paid	(272)	—	(2)	—	—	—	(274)

Accrued restructuring balance at October 31, 2011	$1,334	$495	$116	$—	$—	$—	$1,945

Restructuring charges	488	190	3,776	133	19	—	4,606
Restructuring adjustments	—	(9)	—	—	—	—	(9)
Cash paid	(526)	(565)	(231)	(133)	—	—	(1,455)

Accrued restructuring balance at January 31, 2012	$1,296	$111	$3,661	$—	$19	$—	$5,087

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

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(In thousands)
Net revenue:
Americas	$59,619	$76,269	$129,285	$157,092
Asia	51,370	62,794	112,252	120,292
Europe	50,560	78,101	108,013	155,799
TFL	8,888	7,782	16,967	17,527
All other	8,151	9,204	18,222	19,819

	$178,588	$234,150	$384,739	$470,529

Operating income (loss):
Americas	$(2,969)	$(17,997)	$(3,139)	$(21,494)
Asia	4,748	8,226	14,048	13,082
Europe	(7,312)	486	(9,100)	1,141
TFL	(1,211)	(13,567)	(2,606)	(14,571)
All other	(34)	213	987	1,002

Total Segment operating income (loss)	(6,778)	(22,639)	190	(20,840)

Corporate-level activity	(6,691)	(3,685)	(11,450)	(8,149)

Total operating loss	$(13,469)	$(26,324)	$(11,260)	$(28,989)

Adjusted operating income (loss):
Americas	$(1,170)	$101	$91	$(913)
Asia	6,032	10,115	17,038	16,974
Europe	(2,362)	2,179	(2,771)	4,297
TFL	(988)	(1,951)	(2,303)	(2,618)
All other	453	714	1,943	1,987

Total Segment Adjusted operating income	1,965	11,158	13,998	19,727
Corporate-level activity	(5,970)	(3,035)	(10,091)	(6,901)

Total Adjusted operating income (loss)	$(4,005)	$8,123	$3,907	$12,826

Adjusted operating income (loss)	$(4,005)	$8,123	$3,907	$12,826
Adjustments:
Depreciation	(3,537)	(4,196)	(7,272)	(8,193)
Amortization of intangible assets	(332)	(1,679)	(663)	(3,358)
Impairment of goodwill and intangible assets	—	(27,166)	—	(27,166)
Share-based compensation	(998)	(994)	(1,880)	(1,897)
Restructuring and other, net	(4,597)	(412)	(5,352)	(1,201)

Operating loss	$(13,469)	$(26,324)	$(11,260)	$(28,989)
Other income (expense), net	566	(774)	1,397	(3,425)
Income tax expense	(380)	(1,132)	(2,251)	(2,441)
Income (loss) from discontinued operations	670	(104)	670	(149)

Net loss	$(12,613)	$(28,334)	$(11,444)	$(35,004)

	January 31, 2012	July 31, 2011
	(In thousands)
Total assets of continuing operations:
Americas	$122,069	$121,596
Asia	144,986	125,059
Europe	113,476	120,422

	January 31, 2012	July 31, 2011
	(In thousands)
TFL	9,505	11,029
All other	20,947	24,808

Sub-total	410,983	402,914
Corporate-level activity	19,090	19,448

	$430,073	$422,362

As of January 31, 2012, approximately 61%, 18% and 21% of the Company’s long-lived assets were located in North America, Asia and Europe, respectively. As of July 31, 2011, approximately 60%, 18% and 22%, of the Company’s long-lived assets were located in North America, Asia and Europe, respectively. As of January 31, 2012, approximately $10.0 million, $6.3 million, $5.8 million, $4.4 million, and $2.9 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands, China, and the Czech Republic, respectively. As of July 31, 2011, approximately $10.7 million, $7.1 million, $5.4 million, $4.1 million and $3.7 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands, China and the Czech Republic, respectively.

During the three and six months ended January 31, 2012, the Company generated revenue of approximately $34.5 million and $75.7 million, respectively, in China and approximately $26.4 million and $58.8 million, respectively, in the Netherlands, from external customers. During the three and six months ended January 31, 2011, the Company generated revenue of approximately $36.6 million and $71.0 million, respectively, in China and approximately $35.0 million and $67.9 million, respectively, in the Netherlands, from external customers.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per share for the three and six months ended January 31, 2012 and 2011.

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(In thousands)
BASIC
Loss from continuing operations	$(13,283)	$(28,230)	$(12,114)	$(35,855)
Income (loss) from discontinued operations	670	(104)	670	(149)
Less net income allocable to participating restricted stock	—	—	—	—

Net loss available for basic common shares	$(12,613)	$(28,334)	$(11,444)	$(35,004)

Weighted average common shares outstanding	43,434	43,279	43,367	43,284

Basic net loss per common share from continuing operations	$(0.31)	$(0.65)	$(0.28)	$(0.81)
Basic net income (loss) per common share from discontinued operations	0.02	—	0.02	—

	$(0.29)	$(0.65)	$(0.26)	$(0.81)

DILUTED
Loss from continuing operations	$(13,283)	$(28,230)	$(12,114)	$(35,855)
Income (loss) from discontinued operations	670	(104)	670	(149)
Less net income allocable to participating restricted stock	—	—	—	—

Net loss available for diluted common shares	$(12,613)	$(28,334)	$(11,444)	$(35,004)

Weighted average common shares outstanding	43,434	43,279	43,367	43,284
Weighted average common equivalent shares arising from: dilutive stock options	—	—	—	—

Weighted-average number of common and potential common shares	43,434	43,279	43,367	43,284

Diluted net loss per common share from continuing operations	$(0.31)	$(0.65)	$(0.28)	$(0.81)
Diluted net income (loss) per common share from discontinued operations	0.02	—	0.02	—

	$(0.29)	$(0.65)	$(0.26)	$(0.81)

For the three and six months ended January 31, 2012, approximately 2.9 million and 3.6 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

For the three and six months ended January 31, 2011, approximately 2.6 million and 2.7 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(10) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(In thousands)
Net loss	$(12,613)	$(28,334)	$(11,444)	$(35,004)
Net unrealized holding gain (loss) on securities	(14)	(11)	(12)	(49)
Foreign currency translation adjustment	(4,465)	(163)	(7,434)	6,515

Comprehensive loss	$(17,092)	$(28,508)	$(18,890)	$(28,538)

The components of accumulated other comprehensive income was as follows:

	January 31, 2012	July 31, 2011
	(In thousands)
Net unrealized holding gains (losses) on securities	$(38)	$(26)
Cumulative foreign currency translation adjustment	15,918	23,352
Pension adjustment	2,310	2,310

Accumulated other comprehensive income	$18,190	$25,636

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

Inventories consisted of the following:

	January 31, 2012	July 31, 2011
	(In thousands)
Raw materials	$60,737	$47,159
Work-in-process	2,351	2,101
Finished goods	31,587	27,842

	$94,675	$77,102

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

(13) SHARE REPURCHASE PROGRAMS

In June 2010, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over an eighteen month period, (the “June 2010 Repurchase Program”). The timing and amount of any shares repurchased was to be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases could also be made under a Rule 10b5-1 plan, which permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Company retired and returned repurchased shares to the Company’s authorized, but not issued or outstanding common stock. The June 2010 Repurchase Program was funded using the Company’s working capital. In total, the Company repurchased an aggregate of approximately 0.5 million shares at a cost of approximately $3.4 million under the June 2010 Repurchase Program. These share repurchases occurred primarily during the fourth quarter and first quarter of our 2010 and 2011 fiscal years, respectively. During the fiscal year ended July 31, 2011, the Company declared and paid a special cash dividend of $40.0 million in the aggregate, which was funded with available cash on hand and included amounts remaining under the June 2010 Repurchase Program. Accordingly, no further repurchases have been made under the June 2010 Repurchase Program.

(14) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. As of January 31, 2012 and July 31, 2011, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $6.0 million for both periods.

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Consolidated Statement of Operations. For the periods ended January 31, 2012 and July 31, 2011, the Company has not recognized any material interest expense related to uncertain tax positions. As of January 31, 2012 and July 31, 2011, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amount of $138 thousand and $130 thousand, respectively. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months. For the three and six months ended January 31, 2012, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using enacted rates in those jurisdictions.

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

During the three months ended October 31, 2011, approximately $1.1 million was invested by @Ventures in privately held companies. There were no additional investments made during the quarter ended January 31, 2012. During the three and six months ended January 31, 2011, approximately $0.3 million and $1.0 million, respectively, was invested by @Ventures in two privately held companies. At January 31, 2012 and July 31, 2011, the Company’s carrying value of investments in privately held companies was approximately $12.4 million and $12.0 million, respectively. During the three months ended October 31, 2011 and 2010, the Company recorded $18 thousand and $0.4 million, respectively, of impairment charges related to certain investments in the @Ventures portfolio of companies. No impairment charges were recorded for the quarters ended January 31, 2012 and 2011. During the six months ended January 31, 2012 and January 31, 2011, @Ventures did not receive any material distributions from its investments.

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

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Part II—Item 1A below and elsewhere in this report and the risks discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011and Quarterly Report on Form 10-Q for the quarter ended October 31, 2011 filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions”, “we” or the “Company”), through its wholly-owned subsidiaries, ModusLink Corporation (“ModusLink”), ModusLink PTS, Inc. (“ModusLink PTS”) and Tech for Less, LLC (“TFL”), is a leader in global supply chain business process management serving technology-based clients in such markets as computing, software, consumer electronics, storage and communications. The Company designs and executes critical elements in our clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of industry expertise, innovative service solutions, integrated operations, proven business processes, expansive global footprint and world class technology.

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

Our focus during fiscal 2012 remains consistent with the continued execution of our long-term strategic plan, and implementation of the following initiatives which are designed to achieve our long-term goals:

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

Increase the value delivered to clients through service expansion. During fiscal year 2012, we continue to focus on and invest in expanding and further developing our e-commerce, aftermarket and certain other offerings, which we believe will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect these solutions will enhance our gross margins and drive profitability. Furthermore, we believe that the addition of new services to existing clients will strengthen our relationship with these clients, and further integrate us with their business.

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

For the three months ended January 31, 2012, the Company reported net revenue of $178.6 million, operating loss of $13.5 million, loss from continuing operations before income taxes of $12.9 million, net loss of $12.6 million and a gross margin percentage of 9.0%. For the six months ended January 31, 2012, the Company reported net revenue of $384.7 million, an operating loss of $11.3 million, a loss from continuing operations before income taxes of $9.9 million, a net loss of $11.4 million and a gross margin percentage of 10.8%. During the six months ended January 31, 2012, the Company received approximately $3.4 million from the release by TFL Enterprises LLC, the former owner of TFL, of funds held in escrow since the date of the TFL acquisition in settlement of potential claims. The amount of $3.4 million had a favorable impact on selling, general and administrative expenses during the six months ended January 31, 2012. We currently conduct business in The Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia, New Zealand, Mexico and India in addition to our United States operations. At January 31, 2012, we had cash and cash equivalents and available-for-sale securities of $95.8 million, and working capital of $169.8 million.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance has been and may be adversely affected by declines in the overall performance of the technology sector and the sustained economic uncertainty affecting the world economy. In addition, the drop in consumer demand for our clients’ products has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The market for our supply chain management services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. As part of our service offerings, we are typically required to reduce our clients’ costs over time. We accomplish this in various ways, including for example by shifting production to lower cost regions, redesigning clients’ packaging and supply chains, and strategically sourcing materials. As part of these services and in the normal course of our business we purchase certain commodity types of materials, including, but not limited to, print, packaging, media and labels, to meet client requirements, often in quantities well in excess of those required by any one client. As a result, we receive improved pricing on materials, as well as rebates based on aggregate volumes of purchases or other criteria established by the vendor. Cost of revenue for the second quarter of our 2012 fiscal year included the positive impact of approximately $1 million attributable to such rebates. In response to an inquiry by the Securities and Exchange Commission, we are currently evaluating this practice, to determine the extent to which such rebates should be shared with certain of our clients. Based on our operating practices, including our ongoing periodic pricing negotiations with our clients, we believe the benefit of these rebates is effectively shared with our clients and that our accounting for such practices is correct.

Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities.

As a result of these competitive and client pressures the gross margins in our business are low. During the three and six months ended January 31, 2012, our gross margin percentage was 9.0% and 10.8%, respectively. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally react to margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients to gain efficiencies, and other actions designed to improve the productivity of our operations. If we are not successful in improving our gross margins, profitability and cash flows, our property and equipment, goodwill and other intangible assets, may be subject to further impairment.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the six months ended January 31, 2012, sales to Hewlett-Packard and Advanced Micro Devices accounted for approximately 31% and 10%, respectively, of our consolidated net revenue. For the six months ended January 31, 2011, sales to Hewlett-Packard and Advanced Micro Devices accounted for approximately 26% and 9%, respectively, of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

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

Results of Operations

Three months ended January 31, 2012 compared to the three months ended January 31, 2011

Net Revenue:

	Three Months Ended January 31, 2012	As a % of Total Net Revenue	Three Months Ended January 31, 2011	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$59,620	33.4%	$76,269	32.6%	$(16,649)	(21.8)%
Asia	51,370	28.8%	62,794	26.8%	(11,424)	(18.2)%
Europe	50,560	28.3%	78,101	33.4%	(27,541)	(35.3)%
TFL	8,888	5.0%	7,782	3.3%	1,106	14.2%
All other	8,150	4.5%	9,204	3.9%	(1,054)	(11.5)%

Total	$178,588	100.0%	$234,150	100.0%	$(55,562)	(23.7)%

Net revenue decreased by approximately $55.6 million during the three months ended January 31, 2012, as compared to the same period in the prior year. This decrease was primarily a result of lower volumes from certain existing client programs as well as a decline in new business as compared to the year-ago period. Approximately $103.4 million of the net revenue for the three months ended January 31, 2012 related to the procurement and re-sale of materials as compared to $143.7 million for the three months ended January 31, 2011.

During the three months ended January 31, 2012, net revenue in the Americas region decreased by approximately $16.6 million. This decrease primarily resulted from the cancellation of a certain client program that was no longer profitable to the Company and decreases in order volumes for certain other client programs. Within the Asia region, the net revenue decrease of approximately $11.4 million primarily resulted from short-term supply constraints for certain client programs, as a result of the impact of the flooding in Thailand. Within the Europe region, the net revenue decrease of approximately $27.5 million was driven by decreases in client order volumes, as a result of challenging economic and client-specific conditions within this region. Net revenue for TFL increased by approximately $1.1 million due to higher order volumes as compared to the same period in the prior year.

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

Cost of Revenue:

	Three Months Ended January 31, 2012	As a % of Segment Net Revenue	Three Months Ended January 31, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$58,401	98.0%	$73,771	96.7%	$(15,370)	(20.8)%
Asia	39,976	77.8%	48,352	77.0%	(8,376)	(17.3)%
Europe	48,686	96.3%	72,278	92.5%	(23,592)	(32.6)%
TFL	8,492	95.5%	8,417	108.2%	75	0.9%
All other	6,966	85.5%	7,941	86.3%	(975)	(12.3)%

Total	$162,521	91.0%	$210,759	90.0%	$(48,238)	(22.9)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $48.2 million for the three months ended January 31, 2012, as compared to the three months ended January 31, 2011, primarily due to lower order volumes. On a consolidated basis, gross margin for the second quarter of fiscal 2012 was 9.0% as compared to 10.0% in the prior year quarter. For the three months ended January 31, 2012, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 2.0%, 22.2% and 3.7%, as compared to 3.3%, 23.0% and 7.5%, respectively, for the same period of the prior year. The decrease in each region is attributed to the effect of the fixed portions of indirect labor and infrastructure costs on lower volumes during the quarter, which were partially offset by a favorable impact from customer mix.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures.

Selling, General and Administrative Expenses:

	Three Months Ended January 31, 2012	As a % of Segment Net Revenue	Three Months Ended January 31, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$3,661	6.2%	$3,674	4.8%	$(13)	(0.4)%
Asia	6,465	12.6%	5,615	8.9%	850	15.1%
Europe	5,411	10.7%	5,335	6.8%	76	1.4%
TFL	1,427	16.1%	1,347	17.3%	80	5.9%
All other	952	11.7%	802	8.7%	150	18.7%

Sub-total	17,916	10.0%	16,773	7.2%	1,143	6.8%
Corporate-level activity	6,691	—	3,685	—	3,006	81.6%

Total	$24,607	13.8%	$20,458	8.7%	$4,149	20.3%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended January 31, 2012 increased by approximately $4.1 million compared to the three-month period ended January 31, 2011, primarily as a result of a $2.1 million increase in costs related to the Company’s proxy contest, a $1.1 million increase in professional fees for consultants to assist with the Company’s investments in sales and marketing and cost alignment initiatives, and a $0.9 million increase in sales and marketing costs. The Company does not expect to incur any additional costs related to the proxy contest or cost alignment consulting project during the remainder of our 2012 fiscal year.

Amortization of Intangible Assets:

	Three Months Ended January 31, 2012	As a % of Segment Net Revenue	Three Months Ended January 31, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$38	0.1%	$756	1.0%	$(718)	(95.0)%
Asia	—	—	369	0.6%	(369)	(100.0)%
Europe	—	—	—	—	—	—
TFL	47	0.5%	307	3.9%	(260)	(84.7)%
All other	247	3.0%	247	2.7%	—	—

Total	$332	0.2%	$1,679	0.7%	$(1,347)	(80.2)%

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

Impairment of Goodwill and Intangible Assets:

	Three Months Ended January 31, 2012	As a % of Segment Net Revenue	Three Months Ended January 31, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$—	—	$15,889	20.8%	$(15,889)	(100.0)%
Asia	—	—	—	—	—	—
Europe	—	—	—	—	—	—
TFL	—	—	11,277	144.9%	(11,277)	(100.0)%
All other	—	—	—	—	—	—

Total	$—	—	$27,166	11.6%	$(27,166)	(100.0)%

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

As a result of the impairment test, the Company concluded that its goodwill was impaired and recorded a $13.2 million non-cash goodwill impairment charge, consisting of $7.1 million for ModusLink PTS and $6.1 million TFL during the three months ended January 31, 2011. The Company also determined that its intangible assets were impaired and recorded a $14.0 million non-cash intangible asset impairment charge, consisting of $8.8 million for ModusLink PTS and $5.2 million for TFL during the three months ended January 31, 2011. The goodwill and intangible asset impairment charges for ModusLink PTS are not deductible for tax purposes. The goodwill and intangible asset impairment charges for TFL are deductible as amortization for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows.

Restructuring and Other, net:

	Three Months Ended January 31, 2012	As a % of Segment Net Revenue	Three Months Ended January 31, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$488	0.8%	$173	0.2%	$315	182.1%
Asia	181	0.4%	232	0.4%	(51)	(22.0)%
Europe	3,776	7.5%	—	—	3,776	—
TFL	133	1.5%	—	—	133	—
All other	19	0.2%	—	—	19	—

Sub-total	$4,597	2.6%	$405	0.2%	4,192	1035.1%
Corporate-level activity	—	—	7	—	(7)	(100.0)%

Total	$4,597	2.6%	$412	0.2%	$4,185	1015.8%

During the three months ended January 31, 2012, the Company recorded a net restructuring charge of $4.6 million. Of this amount, approximately $3.7 million related to a workforce reduction of 48 employees in Europe and $0.4 million related to a workforce reduction of 5 employees within the Company’s IT organization. In addition, the Company recorded $0.4 million of restructuring charges related to certain contractual obligations in connection with the restructuring of a facility in the ModusLink PTS business.

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

Interest Income/Expense:

During the three months ended January 31, 2012 and 2011, interest income was approximately $0.1 million for both periods.

During the three months ended January 31, 2012 and 2011, interest expense totaled approximately $0.1 million for both periods. Interest expense recorded in both periods related primarily to the Company’s stadium obligation.

Other Gains (Losses), net:

Other gains, net, were approximately $0.8 million for the three months ended January 31, 2012. During the three months ended January 31, 2012, the Company recorded foreign exchange gains of approximately $0.8 million. These net gains primarily related to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe.

Other losses, net, were approximately $0.4 million for the three months ended January 31, 2011. During the three months ended January 31, 2011, the Company recorded foreign exchange losses of approximately $0.3 million. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe.

Equity in Losses of Affiliates and Impairments:

Equity in losses of affiliates and impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates was $0.3 million and $0.4 million for the three months ended January 31, 2012 and 2011, respectively.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary. No impairment charges were recorded for the quarters ended January 31, 2012 and 2011.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $12.4 million of investments in affiliates at January 31, 2012 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.2 million to $2.4 million.

Income Tax Expense:

During the three months ended January 31, 2012, the Company recorded income tax expense of approximately $0.4 million, as compared to income tax expense of $1.1 million for the same period in the prior fiscal year. For the three months ended January 31, 2012 and 2011, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the three months ended January 31, 2012, the Company recorded income from discontinued operations of $0.7 million, as compared to a loss of $0.1 million for same period in the prior fiscal year. The increase of $0.8 million is attributable to the execution of a sublease of the Company’s previously abandoned facility, which resulted in an adjustment to the Company’s estimate of future minimum lease payments recoverable through sublease receipts.

Results of Operations

Six months ended January 31, 2012 compared to the six months ended January 31, 2011

Net Revenue:

	Six Months Ended January 31, 2012	As a % of Total Net Revenue	Six Months Ended January 31, 2011	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$129,285	33.6%	$157,092	33.4%	$(27,807)	(17.7)%
Asia	112,252	29.2%	120,292	25.6%	(8,040)	(6.7)%
Europe	108,013	28.1%	155,799	33.1%	(47,786)	(30.7)%
TFL	16,967	4.4%	17,527	3.7%	(560)	(3.2)%
All other	18,222	4.7%	19,819	4.2%	(1,597)	(8.1)%

Total	$384,739	100.0%	$470,529	100.0%	$(85,790)	(18.2)%

Net revenue decreased by approximately $85.8 million during the six months ended January 31, 2012, as compared to the same period in the prior year. This decrease was primarily a result of lower volumes from certain existing client programs as well as a decline in new business as compared to the year-ago period. Approximately $224.4 million of the net revenue for the six months ended January 31, 2012 related to the procurement and re-sale of materials as compared to $286.5 million for the six months ended January 31, 2011.

During the six months ended January 31, 2012, net revenue in the Americas region decreased by approximately $27.8 million. This decrease primarily resulted from the cancellation of a certain client program that was no longer profitable to the Company and decreases in order volumes for certain other client programs. Within the Asia region, the net revenue decrease of approximately $8.0 million primarily resulted from short-term supply constraints for certain client programs, as a result of the impact of the flooding in Thailand. This decrease was partially offset by a non-recurring $4.0 million price concession for a certain customer program which was recorded as a reduction of revenue in the first quarter of the prior fiscal year. Within the Europe region, the net revenue decrease of approximately $47.8 million was driven by decreases in client order volumes, as a result of challenging economic and client-specific conditions within this region. At TFL, net revenue decreased by $0.6 million during the six months ended January 31, 2012 compared to the prior year period due to increased competition in the market.

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

Cost of Revenue:

	Six Months Ended January 31, 2012	As a % of Segment Net Revenue	Six Months Ended January 31, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$124,011	95.9%	$152,686	97.2%	$(28,675)	(18.8)%
Asia	84,998	75.7%	94,462	78.5%	(9,464)	(10.0)%
Europe	102,484	94.9%	143,527	92.1%	(41,043)	(28.6)%
TFL	16,871	99.4%	17,541	100.1%	(670)	(3.8)%
All other	14,815	81.3%	16,568	83.6%	(1,753)	(10.6)%

Total	$343,179	89.2%	$424,784	90.3%	$(81,605)	(19.2)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $81.6 million for the six months ended January 31, 2012, as compared to the six months ended January 31, 2011, primarily due to lower order volume. Gross margins for the first half of fiscal year 2012 were 10.8% as compared to 9.7% in the first half of fiscal year 2011. This increase is attributed to a non-recurring $4.0 million price concession for a certain client program which was recorded as reduction of revenue in the prior year period which had a negative impact on gross margin, and improved geographical and customer mix.

For the six months ended January 31, 2012, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 4.1%, 24.3% and 5.1%, as compared to 2.8%, 21.5% and 7.9%, respectively, for the same period of the prior year. The increase in gross margin within the Americas region is attributed to the favorable impact of cost reduction programs at certain facilities. Within the Asia region, the increase in gross margin is primarily attributed to the non-recurring $4.0 million price concession recorded in the prior year period and favorable customer mix. Within the Europe region, the decrease in gross margin is attributed to the effect of the fixed portions of indirect labor and infrastructure costs on lower volumes and an unfavorable change in customer mix. Gross margin for TFL for the six months ended January 31, 2012 was 0.6% compared with (0.1)% in the prior year period. The increase in gross margin is primarily attributed to lower inventory related charges during the six months ended January 31, 2012 compared to the prior year period.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures.

Selling, General and Administrative Expenses:

	Six Months Ended January 31, 2012	As a % of Segment Net Revenue	Six Months Ended January 31, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$7,587	5.9%	$7,890	5.0%	$(303)	(3.8)%
Asia	12,529	11.2%	11,424	9.5%	1,105	9.7%
Europe	10,857	10.1%	11,125	7.1%	(268)	(2.4)%
TFL	2,475	14.6%	2,668	15.2%	(193)	(7.2)%
All other	1,908	10.5%	1,753	8.8%	155	8.8%

Sub-total	35,356	9.2%	34,860	7.4%	496	1.4%
Corporate-level activity	11,449	—	8,149	—	3,300	40.5%

Total	$46,805	12.2%	$43,009	9.1%	$3,796	8.8%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation and marketing expenses. Selling, general and administrative expenses during the six months ended January 31, 2012 increased by approximately $3.8 million compared to the six month period ended January 31, 2011, primarily as a result of a $2.3 million increase in costs related to the Company’s proxy contest, a $4.5 million increase in professional fees for consultants to assist with the Company’s investments in sales and marketing and cost alignment initiatives. These increases were partially offset by a non-recurring receipt of approximately $3.4 million from the release by TFL Enterprises LLC, the former owner of TFL, of funds held in escrow since the date of the TFL acquisition in settlement of potential claims. The Company does not expect to incur any additional costs related to the proxy contest or cost alignment consulting project during the remainder of our 2012 fiscal year.

Amortization of Intangible Assets:

	Six Months Ended January 31, 2012	As a % of Segment Net Revenue	Six Months Ended January 31, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$75	0.1%	$1,512	1.0%	$(1,437)	(95.0)%
Asia	—	—	738	0.6%	(738)	(100.0)%
Europe	—	—	—	—	—	—
TFL	94	0.6%	614	3.5%	(520)	(84.7)%
All other	494	2.7%	494	2.5%	—	—

Total	$663	0.2%	$3,358	0.7%	$(2,695)	(80.3)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., ModusLink OCS, ModusLink PTS and TFL. The $2.7 million decrease in amortization expense is due to the write-off of certain intangible assets during the quarter ended January 31, 2011 and that the intangible assets related to the Modus Media Inc. acquisition have been fully amortized. The remaining intangible assets are being amortized over lives ranging from 1 to 4 years.

Impairment of Goodwill and Intangible Assets:

	Six Months Ended January 31, 2012	As a % of Segment Net Revenue	Six Months Ended January 31, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$—	—	$15,889	10.1%	$(15,889)	(100.0)%
Asia	—	—	—	—	—	—
Europe	—	—	—	—	—	—
TFL	—	—	11,277	64.3%	(11,277)	(100.0)%
All other	—	—	—	—	—	—

Total	$—	—	$27,166	5.8%	$(27,166)	(100.0)%

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

During the six months ended January 31, 2011, indicators of potential impairment caused the Company to conduct an interim impairment test for goodwill and other long-lived assets, which includes amortizable intangible assets, for its ModusLink PTS and TFL reporting units in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2011. These indicators included continued operating losses, the departure of key personnel, and increasingly adverse trends that resulted in further deterioration of the current operating results and future prospects for both the ModusLink PTS and TFL reporting units. These adverse trends included increased competition for and a decline in the supply of quality products at a reasonable cost for TFL, pricing pressure from existing customers for ModusLink PTS, and the emergence and growth of new competitors for both ModusLink PTS and TFL.

As a result of the impairment test, the Company concluded that its goodwill was impaired and recorded a $13.2 million non-cash goodwill impairment charge, consisting of $7.1 million for ModusLink PTS and $6.1 million TFL during the six months ended January 31, 2011. The Company also determined that its intangible assets were impaired and recorded a $14.0 million non-cash intangible asset impairment charge, consisting of $8.8 million for ModusLink PTS and $5.2 million for TFL during the six months ended January 31, 2011. The goodwill and intangible asset impairment charges for ModusLink PTS are not deductible for tax purposes. The goodwill and intangible asset impairment charges for TFL are deductible as amortization for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows.

Restructuring and Other, net:

	Six Months Ended January 31, 2012	As a % of Segment Net Revenue	Six Months Ended January 31, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$751	0.6%	$603	0.4%	$148	24.5%
Asia	677	0.6%	582	0.5%	95	16.3%
Europe	3,772	3.5%	—	—	3,772	—
TFL	133	0.8%	—	—	133	—
All other	19	0.1%	—	—	19	—

Sub-total	$5,352	1.4%	$1,185	0.3%	4,167	351.6%
Corporate-level activity	—	—	16	—	(16)	(100.0)%

Total	$5,352	1.4%	$1,201	0.3%	$4,151	345.6%

During the six months ended January 31, 2012, the Company recorded a net restructuring charge of approximately $5.3 million. Of this amount, approximately $3.7 million related to the workforce reduction of 48 employees in Europe, $0.5 million for the workforce reduction of 144 employees in China, $0.4 million related to the workforce reduction of 5 employees within the Company’s IT organization, and $0.2 million related to the workforce reduction of 9 employees in Raleigh, North Carolina. Also, approximately $0.4 million and $0.1 million of the restructuring charges related to certain contractual obligations in connection with the restructuring of facilities in the ModusLink PTS business and in Raleigh, North Carolina, respectively.

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

Interest Income/Expense:

During the six months ended January 31, 2012, interest income increased to $0.2 million from $0.1 million in the year-ago period. The increase in interest income was the result of higher average interest rates during the current period compared to the same period in the prior fiscal year.

Interest expense totaled approximately $0.2 million for both the six months ended January 31, 2012 and 2011. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Gains (Losses), net:

Other gains, net, were approximately $2.1 million for the six months ended January 31, 2012. During the six months ended January 31, 2012, the Company recorded foreign exchange gains of approximately $2.0 million related to realized and unrealized losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe.

Other losses, net, were approximately $2.3 million for the six months ended January 31, 2011. During the six months ended January 31, 2011, the Company recorded foreign exchange losses of approximately $2.0 million related to realized and unrealized losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe.

Equity in Losses of Affiliates and Impairments:

Equity in losses of affiliates and impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates was $0.7 million and $1.0 million for the six months ended January 31, 2012 and 2011, respectively.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges of $18 thousand and $0.4 million during the six months ended January 31, 2012 and 2011, respectively, related to its investment in a privately held company. This impairment charge is included in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statement of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $12.4 million of investments in affiliates at January 31, 2012 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.2 million to $2.4 million.

Income Tax Expense:

During the six months ended January 31, 2012, the Company recorded income tax expense of approximately $2.3 million, as compared to income tax expense of $2.4 million for same period in the prior fiscal year. For the six months ended January 31, 2012 and 2011, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the six months ended January 31, 2012, the Company recorded income from discontinued operations of approximately $0.7 million, as compared to a loss of $0.1 million for same period in the prior fiscal year. The increase of $0.8 million is attributable to the execution of a sublease of the Company’s previously abandoned facility, which resulted in an adjustment to the Company’s estimate of future minimum lease payments recoverable through sublease receipts.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, returns generated by our venture capital investments and borrowings from lending institutions. As of January 31, 2012, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $95.6 million. In addition, on February 1, 2010, the Company and certain of its domestic subsidiaries entered into an Amended and Restated Credit Agreement and a Security Agreement (the “Credit Facility”) with a bank syndicate. The Credit Facility provides a senior secured revolving credit facility up to an initial aggregate principal amount of $40.0 million and is secured by substantially all of the domestic assets of the Company. The Credit Facility permits the Company to increase the aggregate principal amount by an additional $20.0 million upon certain conditions being met. The Credit Facility terminates on February 1, 2013. Interest on the Credit Facility is based on the type of borrowing, at the base rate or the Eurodollar rate plus an applicable rate that varies from 1.25% for the base rate and 2.25% to 2.75% for the Eurodollar rate depending on the Company’s consolidated leverage ratio. The Credit Facility includes certain restrictive financial covenants, which include a maximum consolidated leverage ratio, a minimum consolidated core cash flow coverage ratio and minimum global cash and restrictions that limit the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders. In January 2012, the Company entered into an amendment to the Credit Facility which replaced the minimum consolidated core cash flow coverage ratio covenant with a minimum consolidated EBITDA covenant and modified the minimum global cash requirement. On January 31, 2012, the Company did not have any debt outstanding and had letters of credit for $0.1 million outstanding under the Credit Facility.

In addition, the Company maintains an uncommitted credit facility of approximately $1.0 million in Taiwan. No amounts were outstanding under this facility at January 31, 2012. The Company’s working capital at January 31, 2012 was approximately $169.8 million.

Cash used in operating activities of continuing operations represents income (loss) from continuing operations as adjusted for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities of continuing operations was $4.8 million and $4.4 million for the six months ended January 31, 2012 and 2011, respectively. The $0.4 million increase in cash used in operating activities of continuing operations for the six months ended January 31, 2012 compared with the same period in the prior year was due to a $12.7 million increase in loss from continuing operations as adjusted for non-cash items offset by a $12.3 million increase in cash resulting from changes in operating assets and liabilities. During the six months ended January 31, 2012, non-cash items included depreciation expense of $7.3 million, share-based compensation of $1.9 million, amortization of intangible assets of $0.7 million, non-operating gains, net, of $2.1 million, and equity in losses of affiliates and impairments of $0.7 million. The increases in accounts receivable and inventory are due to seasonal demands of clients and due to the high dollar value of inventory for a new client program. The increase in accounts payable is due to high dollar value of inventory for a new client program and increases in costs related to the Company’s proxy contest.

During the six months ended January 31, 2011, non-cash items included depreciation expense of $8.2 million, impairment of goodwill and intangibles assets of $27.2 million, share-based compensation of $1.9 million, amortization of intangible assets of $3.4 million, non-operating losses, net, of $2.3 million, and equity in losses of affiliates and impairments of $1.0 million.

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

Investing activities of continuing operations used cash of $6.0 million and $4.9 million during the six months ended January 31, 2012 and 2011, respectively. The $6.0 million of cash used in investing activities during the six months ended January 31, 2012 resulted primarily from $4.9 million in capital expenditures and $1.1 million of investments in affiliates. The $4.9 million of cash used by investing activities during the six months ended January 31, 2011 resulted primarily from $3.9 million in capital expenditures and $1.0 million of investments in affiliates. As of January 31, 2012, the Company had a carrying value of $12.4 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities of continuing operations used cash of $0.1 million and $1.5 million during the six months ended January 31, 2012 and 2011, respectively. The $0.1 million of cash used for financing activities of continuing operations during the six months ended January 31, 2012 primarily related to $30 thousand of capital lease repayments and $0.2 million used to repurchase the Company’s common stock which were partially offset by $61 thousand of proceeds from the issuance of common stock. The $1.5 million of cash used for financing activities of continuing operations during the six months ended January 31, 2011 primarily related to $1.6 million of cash used to repurchase the Company’s common stock and $30 thousand of capital lease repayments, which were partially offset by $0.1 million of proceeds from the issuance of common stock. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used for discontinued operations totaled $1.0 million and $0.8 million for the six months ended January 31, 2012 and 2011, respectively, primarily for ongoing lease obligations.

Given the Company’s cash resources as of January 31, 2012, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. There are no material capital expenditure requirements as of January 31, 2012. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Arrangements

The Company does not have any significant off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011. The Company’s gross liability for unrecognized tax benefits was approximately $6.0 million and approximately $138 thousand of accrued interest and penalties as of January 31, 2012. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

The Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of January 31, 2012, the Company had no recorded liabilities with respect to these arrangements.

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

Critical Accounting Policies

The preparation of our quarterly financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation expense, inventories, investments, income taxes, restructuring, impairment of long-lived assets, goodwill and other intangible assets, contingencies and litigation. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: preparing investment valuations; determining discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; determining future lease assumptions related to restructured facility lease obligations; and establishing income tax liabilities are the estimates most likely to have a material impact on our financial position and the results of operations. Some accounting policies may have a significant impact on amounts reported in these financial statements. During the three and six months ended January 31, 2012, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

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

Interest Rate Risk

At January 31, 2012, the Company had no outstanding borrowings under its Credit Facility with a bank syndicate and the Company had no open derivative positions with respect to its borrowing arrangements.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from significant fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis, principally foreign currency forward contracts, to minimize the transaction exposure that results from such fluctuations. As of January 31, 2012, the Company did not have any outstanding foreign currency forward contracts.

Revenues from our foreign operating segments accounted for approximately 57.1% and 57.3% of total revenues during the three and six months ended January 31, 2012, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

Primary currencies include Euros, Singapore Dollars, Chinese Renminbi, Hungarian Forints, Czech Koruna, Taiwan Dollars, Japanese Yen, Australian Dollars, New Zealand Dollars, Malaysian Ringgits, Mexican Pesos and Indian Rupee. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenues and operating expenses for our international operations. Similarly, our revenues and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While we attempt to balance local currency revenue to local currency expenses to provide in effect a natural hedge, it is not always possible to completely reduce the foreign currency exchange rate risk due to competitive and other reasons.

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three and six months ended January 31, 2012, we recorded a foreign currency translation loss of approximately $4.5 million and $7.4 million, respectively which were recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three and six months ended January 31, 2012, we recorded realized and unrealized foreign currency transaction gains of approximately $0.8 million and $2.0 million, respectively which were recorded in “Other gains (losses), net” in our consolidated statement of operations.

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

Other than with respect to the risk factor below, there have not been any material changes from the risk factors previously disclosed in the “Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended July 31, 2011 and “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2011. In addition to the other information set forth in this report, including in the first paragraph under “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” you should carefully consider the factors discussed in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Future proxy contests could be disruptive and costly and the possibility that activist stockholders may wage proxy contests or gain representation on or control of our Board of Directors could cause uncertainty about the direction of our business.

In connection with the 2011 Annual Meeting of Stockholders, we were engaged in a contested election with an activist stockholder for seats on the Board of Directors. Also, in connection with the 2010 Annual Meeting of Stockholders activist stockholders threatened a proxy contest, which ultimately resulted in a settlement. Future proxy contests, if any, could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Perceived uncertainties as to our future direction as a result of changes to composition of the Board of Directors may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential clients, and make it more difficult to attract and retain qualified personnel. In addition, disagreement among our directors about the direction of our business could impair our ability to effectively execute our strategic plan.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company of its common stock during the quarter ended January 31, 2012:

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2011-November 30, 2011	342	(1)	$4.09	—	$—
December 1, 2011-December 31, 2011	104	(1)	$4.45	—	—
January 1, 2012-January 31, 2012	—		—	—	—

(1)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 5.	Other Information.

During the quarter ended January 31, 2012, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: March 12, 2012	By:	/S/ STEVEN G. CRANE
Steven G. Crane
Chief Financial Officer

EXHIBIT INDEX

10.1	Offer Letter, dated November 21, 2011, by and between ModusLink Global Solutions, Inc. and Thomas Nightingale.

10.2	Executive Severance Agreement, dated December 12, 2011, by and between ModusLink Global Solutions, Inc. and Thomas Nightingale.

10.3	ModusLink Global Solutions, Inc. Third Amended and Restated Director Compensation Plan.

10.4

Second Amendment to Amended and Restated Credit Agreement, dated as of January 31, 2012, by and among ModusLink

Global Solutions, Inc., certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC USA, National

Association.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of January 31, 2012 and July 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2012 and 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.