Form 10-Q
period 2012-04-30
ModusLink Global Solutions Inc
filed 2013-01-11
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-35319

ModusLink Global Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2921333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Trapelo Road Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(781) 663-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 4, 2013, there were 43,841,024 shares issued and outstanding of the registrant’s Common Stock, $.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

EXPLANATORY NOTE

Overview of Restatement

In this Quarterly Report on Form 10-Q, ModusLink Global Solutions, Inc. (the “Company”):

(a)	restates its unaudited Condensed Consolidated Balance Sheet as of July 31, 2011, the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2011, and the unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended April 30, 2011.

(b)	amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations as it relates to the three and nine months ended April 30, 2011.

Background and Scope of the Investigation

On February 15, 2012, the Division of Enforcement of the Securities and Exchange Commission (“SEC”) initiated with the Company an informal inquiry, and later a formal action, regarding the Company’s treatment of rebates associated with volume discounts provided by vendors (the “SEC Inquiry”).

On March 12, 2012, in its Form 10-Q for the quarterly period ended January 31, 2012, the Company announced the pendency of the SEC Inquiry.

Concurrent with the SEC Inquiry, the Audit Committee of the Company’s Board of Directors commenced an internal investigation of the Company’s practices with regard to rebates received from vendors to determine whether and to what extent such rebates should not have been accounted for as revenue, based on the applicable pricing model in effect with its clients. The Audit Committee engaged the law firm of Wilmer, Cutler, Pickering, Hale and Dorr LLP (“WilmerHale”) to lead the investigation as independent legal counsel to the Audit Committee. In turn, WilmerHale engaged independent forensic accountants. WilmerHale also engaged an independent accounting firm to provide accounting, financial, and process improvement consulting services in connection with a review of the Company’s internal controls with regard to rebates and the Company’s pricing practices. The scope of the investigation was determined by WilmerHale and its advisors in consultation with the Audit Committee. The investigation involved a comprehensive program of forensic analysis and inquiry directed to aspects of the Company’s rebate and pricing practices, and related accounting and financial reporting practices, throughout the Company’s global operations, and evaluated aspects of the Company’s historical accounting and financial reporting practices since fiscal year 2005.

In providing its supply chain services, the Company enters into contracts with its clients that employ various arrangements for pricing, including “fixed-price,” “cost-plus,” or “cost-pass-through” pricing models. Although the specifications and terms of the pricing model can frequently vary from client to client, and among the products or programs for a single client, under a “fixed-price” model, the Company and its client will typically negotiate a fixed unit price for the supply chain services to be provided, where the level of costs incurred by the Company does not affect the contractual, negotiated price. Under a “cost-plus” model, the client agrees to pay the costs incurred by the Company to purchase materials, together with an agreed-to percentage mark-up on those costs. Finally, with regard to a “cost-pass-through” model, materials and other costs incurred by the Company are passed through directly to the client, and the client agrees to pay a separate negotiated fee for specified services provided by the Company. Arrangements with clients can include the use of any one or more of these pricing models, depending on the client program involved and the location from which the Company services the client. In addition, continued price and cost discussions with clients through the course of the relationship can sometimes result in an accepted change in the pricing model applied. Consequently, the implication and interpretation of the cost and price terms applicable to any particular client relationship can vary across client programs and products, at different periods in time, and based on the locations from which a client may be serviced.

In the course of the Company’s contractual relationships, clients often demand lower costs over time, typically attributable to efficiency gains in service offerings. The Company accomplishes this in various ways, including for example, by shifting production to lower cost regions, redesigning clients’ packaging and supply chains, and strategically sourcing materials. As part of these services and in the normal course of its business, the Company purchases certain commodity types of materials, including, but not limited to, print, packaging, media and labels, to meet client requirements, often in quantities well in excess of those required by any one client. As a result, the Company receives improved pricing on materials. Frequently, the Company also received and retained rebates based on aggregate volumes of purchases or other criteria established by the vendor. The retention of rebates produced a positive impact on the Company’s revenue, and, therefore, also positively affected the Company’s profitability and operating income.

As a part of the investigation, the Audit Committee with the assistance of its outside advisors performed an extensive review of these relationships and determined that certain client contracts had not been aligned consistently with the Company’s practice of retaining rebates, based on the applicable pricing model in effect with its clients. In the course of this investigation, the Audit Committee also identified limited instances where costs of materials incurred were marked-up to clients in a manner not consistent with client contracts. For fixed-price contracts, the Company concluded that rebates and mark-ups were appropriately retained and that the accounting remains correct, as the clients’ prices were not a function of materials cost. However, based on additional accounting evaluations conducted in connection with the investigation and in consultation with the Audit Committee’s advisors, the Company concluded, and recommended to the Audit Committee, that revenue should not have been recognized for retained rebates and mark-ups associated with the cost-based client contracts.

The SEC Inquiry is ongoing and the Company continues to cooperate with the staff of the SEC by voluntarily producing documents and other materials identified in the course of the Audit Committee’s investigation, and as requested by the staff. The Company, however, cannot predict the outcome of the SEC Inquiry or any related legal and administrative proceedings, which could include the institution of administrative, civil injunctive, or other proceedings, as well as the imposition of fines and other penalties, remedies and sanctions.

Summary of Investigation Findings

The Audit Committee, together with its independent legal and accounting advisors, investigated the manner in which Company personnel interpreted and sought to comply with the terms of client contracts, and the processes by which costs for materials were calculated and presented to clients. The errors identified in the course of the Audit Committee’s investigation revealed deficiencies in the Company’s accounting and financial control environment, some of which were determined to be material weaknesses. These included a failure of effective controls to track and reconcile the Company’s belief that it was entitled to retain rebates and pricing mark-ups against the specific terms of the contractual pricing models and cost disclosure obligations required by client contracts. However, the investigation did not identify evidence that the need to restate its consolidated financial statements was the result of an effort to overstate revenues purposefully.

The Company has implemented a new control, whereby the Company reviews and analyzes, at the Corporate level, rebates on a global basis and pricing mark-ups by client each quarter. This improvement to the Company’s internal controls, in the short term, will allow the Company to check the accuracy of the revenue reductions attributable to rebates and mark-ups in accordance with client contractual terms. Management will adjust revenue based on its investigation of contracts, vendor invoices, rebates received, and client billings (including whether billings are in alignment with contracts related to rebates and pricing mark-ups).

On a longer term basis, management is in the process of performing a review of all process- and transaction-level controls, in addition to assessing relevant monitoring and entity-level controls, in relation to contract administration, purchasing, client invoicing, and availability of relevant information across all three areas. Management expects to enhance existing process-level controls and potentially implement new controls in each area as the processes are redesigned.

Restatement Adjustments

As a result of this investigation, the Audit Committee concluded that the Company would need to restate its financial statements from fiscal years 2009 through 2011 and the first two quarters of fiscal year 2012, and selected unaudited financial data for fiscal years 2007 and 2008, and that those previously issued financial statements should no longer be relied upon. The Company is correcting the underlying errors for those periods within its Annual Report on Form 10-K for the year ended July 31, 2012, which will be filed with the SEC immediately after the filing of this Form 10-Q. Within this Form 10-Q for the fiscal quarter ended April 30, 2012, the Company has restated its unaudited condensed consolidated balance sheet as of July 31, 2011, the unaudited condensed consolidated statements of operations for the three and nine months ended April 30, 2011, and the unaudited condensed consolidated statement of cash flows for the nine months ended April 30, 2011. Any adjustments from periods prior to the condensed consolidated balance sheet as of July 31, 2011 contained within this Form 10-Q are reflected in a $28.6 million increase to accumulated deficit from $7,170.0 million to $7,198.6 million, as compared to the previously reported amount as of July 31, 2011. For any references to the Company’s Annual Report on Form 10-K for the year ended July 31, 2011 and Quarterly Reports on Form 10-Q for the quarters ended October 31, 2011 and January 31, 2012 contained within this document, please refer to the Company’s Annual Report on Form 10-K for the year ended July 31, 2012, which contains restated financial statements and other information for these periods.

The cumulative adjustments required to correct the errors for these previously reported periods are reflected in the restated financial information presented in this report.

Several principal adjustments were made to historic financial statements as a result of the restatement as shown in Effects of Restatement below. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract

(collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as “accrued pricing liabilities”), which decreased working capital in the period. The Company believes that it may not ultimately be required to pay the accrued pricing liabilities, due in part to the nature of the interactions with its clients. Those interactions may provide either legal or factual grounds for mitigation of such liabilities. In addition, during such interactions, clients appear to be focused principally on service levels and the cost savings delivered to them by the Company, measured by the total price charged by the Company for its services. Even where there are “cost-plus” or “cost-pass-through” contracts in effect, clients regularly request periodic price reductions, without reference to the actual costs incurred by the Company. The Company expects that its dealings with clients, which include periodic business and pricing reviews, as well as its ability to demonstrate the delivery of savings over time, may result in mitigation of the accrued pricing liabilities. When, and to the extent that, the Company is able to conclude that the liabilities have been extinguished for less than the amounts accrued, the Company will record the difference as other income. In the course of its business with certain clients, the Company has received releases of claims from such clients which have resulted in the Company concluding that the accrued pricing liabilities for those clients have been extinguished. The amounts derecognized and recorded in other income were $7.5 million during the three and nine months ended April 30, 2012 and $7.2 million and $13.5 million, respectively, during the three and nine months ended April 30, 2011. The remaining accrued pricing liabilities at April 30, 2012 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

In addition to the errors described above, the restated financial statements include a $3.7 million adjustment in the quarter ended July 31, 2011 to correct a reserve for an uncertain tax position (the “tax adjustment”). Based on the date of effective settlement of the uncertain tax position, the reserve should have been reversed in the quarter ended July 31, 2011.

The restated financial statements also include other adjustments to correct certain immaterial errors for previously unrecorded adjustments identified in audits of prior years’ financial statements (the “other adjustments”). The previously unrecorded audit adjustments are being recorded as part of the restatement process although none of these adjustments is individually material.

Effects of Restatement

The restatement adjustments had the following impact on the Company’s condensed consolidated statements of operations for the three and nine months ended April 30, 2011:

•	decreased net revenues by $0.6 million and $2.6 million, respectively,

•	increased cost of revenues by $6 thousand and $17 thousand, respectively,

•	increased interest expense by $2 thousand and $7 thousand, respectively,

•	increased other gains (losses), net, by $7.2 million and $13.5 million, respectively,

•	increased equity in losses of affiliates and impairments by $0.8 million during the nine month period ended April 30, 2011;

•	increased net income (loss) by $6.6 million and $10.1 million, respectively,

•	increased basic and diluted earnings per share by $0.15 and $0.24, respectively.

The restatement adjustments had the following impact on the Company’s condensed consolidated balance sheet as of July 31, 2011:

•	decreased inventories, net, by $0.2 million,

•	increased property and equipment, net, by $0.1 million,

•	increased current installments of obligations under capital leases by $0.1 million,

•	increased other current liabilities by $31.6 million,

•	increased obligations under capital leases, less current installments, by $0.1 million,

•	decreased other long-term liabilities by $3.2 million,

•	decreased total stockholders’ equity by $28.6 million.

The adjustments made as a result of the restatement are more fully described in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. To further review the effects of the accounting errors identified and the restatement adjustments, see Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report. For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part I—Item 4—Controls and Procedures.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

(Unaudited)

	April 30, 2012	July 31, 2011 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$78,450	$111,225
Available-for-sale securities	132	131
Accounts receivable, trade, net of allowance for doubtful accounts of $385 and $473, at April 30, 2012 and July 31, 2011, respectively	163,824	146,411
Inventories, net	93,653	76,883
Prepaid expenses and other current assets	9,250	10,876

Total current assets	345,309	345,526

Property and equipment, net	42,648	47,403
Investments in affiliates	10,796	12,016
Goodwill	3,058	3,058
Other intangible assets, net	3,182	4,699
Other assets	10,081	9,545

Total assets	$415,074	$422,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$79	$94
Accounts payable	135,775	114,588
Current portion of accrued restructuring	1,721	1,456
Accrued income taxes	—	180
Accrued expenses	40,037	36,384
Other current liabilities	31,735	38,624
Current liabilities of discontinued operations	1,485	1,817

Total current liabilities	210,832	193,143

Long-term portion of accrued restructuring	98	8
Obligations under capital leases, less current installments	87	86
Other long-term liabilities	11,107	12,585
Non-current liabilities of discontinued operations	673	1,883
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at April 30, 2012 and July 31, 2011	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 44,255,430 issued and outstanding shares at April 30, 2012; 43,829,097 issued and outstanding shares at July 31, 2011	443	438
Additional paid-in capital	7,389,452	7,387,135
Accumulated deficit	(7,216,536)	(7,198,667)
Accumulated other comprehensive income	18,918	25,636

Total stockholders’ equity	192,277	214,542

Total liabilities and stockholders’ equity	$415,074	$422,247

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011 (As Restated)	2012	2011 (As Restated)
Net revenue	$178,565	$206,579	$562,797	$675,061
Cost of revenue	163,146	186,912	506,101	611,706

Gross profit	15,419	19,667	56,696	63,355
Operating expenses:
Selling, general and administrative	23,515	20,788	70,320	63,797
Amortization of intangible assets	331	1,062	995	4,420
Impairment of goodwill and long-lived assets	2,062	—	2,062	27,166
Restructuring, net	495	—	5,847	1,201

Total operating expenses	26,403	21,850	79,224	96,584

Operating loss	(10,984)	(2,183)	(22,528)	(33,229)

Other income:
Interest income	67	62	310	191
Interest expense	(90)	(110)	(278)	(357)
Other gains, net	6,875	5,532	8,930	9,607
Equity in losses of affiliates and impairments	(3,108)	(401)	(3,825)	(2,214)

Total other income	3,744	5,083	5,137	7,227

Income (loss) from continuing operations before income taxes	(7,240)	2,900	(17,391)	(26,002)
Income tax expense (benefit)	(1,202)	1,331	1,050	3,772

Income (loss) from continuing operations	(6,038)	1,569	(18,441)	(29,774)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(98)	(91)	572	(239)

Net income (loss)	$(6,136)	$1,478	$(17,869)	$(30,013)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.14)	$0.03	$(0.42)	$(0.68)
Income (loss) from discontinued operations	—	—	0.01	(0.01)

Net income (loss)	$(0.14)	$0.03	$(0.41)	$(0.69)

Shares used in computing basic earnings per share:	43,844	43,303	43,546	43,289

Shares used in computing diluted earnings per share:	43,844	43,502	43,546	43,289

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended April 30,
	2012	2011 (As Restated)

Cash flows from operating activities of continuing operations:
Net loss	$(17,869)	$(30,013)
Income (loss) from discontinued operations	572	(239)

Loss from continuing operations	(18,441)	(29,774)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation	10,698	12,359
Impairment of goodwill and long-lived assets	2,062	27,166
Amortization of intangible assets	995	4,420
Share-based compensation	2,407	2,619
Non-operating gains, net	(8,930)	(9,607)
Equity in losses of affiliates and impairments	3,825	2,214
Changes in operating assets and liabilities:
Trade accounts receivable, net	(21,429)	32,333
Inventories	(18,701)	(4,336)
Prepaid expenses and other current assets	698	790
Accounts payable, accrued restructuring and accrued expenses	29,245	(39,440)
Refundable and accrued income taxes, net	(5,700)	675
Other assets and liabilities	6,944	929

Net cash (used in) provided by operating activities of continuing operations	(16,327)	348

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(9,076)	(6,523)
Proceeds from the sale of available-for-sale securities	—	115
Proceeds from the sale of equity investments in affiliates	24	52
Investments in affiliates	(2,604)	(2,473)

Net cash used in investing activities of continuing operations	(11,656)	(8,829)

Cash flows from financing activities of continuing operations:
Payment of dividends	—	(40,001)
Proceeds from revolving line of credit	10,000	—
Repayments of revolving line of credit	(10,000)	—
Repayments on capital lease obligations	(92)	(78)
Proceeds from issuance of common stock	91	168
Repurchase of common stock	(176)	(1,622)

Net cash used in financing activities of continuing operations	(177)	(41,533)

Cash flows from discontinued operations:
Operating cash flows	(1,237)	(1,263)

Net cash used in discontinued operations	(1,237)	(1,263)

Net effect of exchange rate changes on cash and cash equivalents	(3,378)	9,033

Net decrease in cash and cash equivalents	(32,775)	(42,244)
Cash and cash equivalents at beginning of period	111,225	161,364

Cash and cash equivalents at end of period	$78,450	$119,120

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) NATURE OF OPERATIONS

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”), ModusLink PTS, Inc. (“ModusLink PTS”) and Tech For Less LLC (“TFL”), is a leader in global supply chain business process management serving clients in markets such as consumer electronics, communications, computing, medical devices, software, luxury goods and retail. The Company designs and executes critical elements in its clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of industry expertise, innovative service solutions, integrated operations, proven business processes, expansive global footprint and world-class technology.

The Company has an integrated network of strategically located facilities in various countries, including numerous sites throughout North America, Europe and Asia. The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2011, as restated, which will be contained in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012, which will be filed with the Securities and Exchange Commission (“SEC”) immediately after the filing of this Form 10-Q. The Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 also contains restated financial information for the fiscal quarters ended October 31, 2011 and January 31, 2012, which affect the nine month period April 30, 2012 discussed in this Form 10-Q. The results for the three and nine months ended April 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended April 30, 2012, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

(3) RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On February 15, 2012, the Division of Enforcement of the Securities and Exchange Commission (“SEC”) initiated with the Company an informal inquiry, and later a formal action, regarding the Company’s treatment of rebates associated with volume discounts provided by vendors (the “SEC Inquiry”). Concurrent with the SEC Inquiry, the Audit Committee of the Company’s Board of Directors commenced an internal investigation of the Company’s practices with regard to rebates received from vendors.

On March 12, 2012, in its Form 10-Q for the quarterly period ended January 31, 2012, the Company announced the pendency of the SEC Inquiry.

In providing its supply chain services, the Company enters into contracts with its clients that employ various arrangements for pricing, including “fixed-price,” “cost-plus,” or “cost-pass-through” pricing models. Although the specifications and terms of the pricing model can frequently vary from client to client, and among the products or programs for a single client, under a “fixed-price” model, the Company and its client will typically negotiate a fixed unit price for the supply chain services to be provided, where the level of costs incurred by the Company does not affect the contractual, negotiated price. Under a “cost-plus” model, the client agrees to pay the costs incurred by the Company to purchase materials, together with an agreed-to percentage mark-up on those costs. Finally, with regard to a “cost-pass-through” model, materials and other costs incurred by the Company are passed through directly to the client, and the client agrees to pay a separate negotiated fee for specified services provided by the Company. Arrangements with clients can include the use of any one or more of these pricing models, depending on the client program involved and the location from which the Company services the client. In addition, continued price and cost discussions with clients through the course of the relationship can sometimes result in an accepted change in the pricing model applied. Consequently, the implication and interpretation of the cost and price terms applicable to any particular client relationship can vary across client programs and products, at different periods in time, and based on the locations from which a client may be serviced.

In the course of the Company’s contractual relationships, clients often demand lower costs over time, typically attributable to efficiency gains in service offerings. The Company accomplishes this in various ways, including for example, by shifting production to lower cost regions, redesigning clients’ packaging and supply chains, and strategically sourcing materials. As part of these services and in the normal course of its business, the Company purchases certain commodity types of materials, including, but not limited to, print, packaging, media and labels, to meet client requirements, often in quantities well in excess of those required by any one client. As a result, the Company receives improved pricing on materials. Frequently, the Company also received and retained rebates based on aggregate volumes of purchases or other criteria established by the vendor. The retention of rebates produced a positive impact on the Company’s revenue, and, therefore, also positively affected the Company’s profitability and operating income.

As previously reported in the Company’s Current Report on Form 8-K dated June 9, 2012, the Audit Committee, in consultation with management and the Board of Directors, concluded that the Company’s previously issued financial statements for the fiscal years ended July 31, 2009 through 2011 and the first two quarters of fiscal year 2012, and selected unaudited financial data for fiscal years 2007 and 2008, should no longer be relied upon. Accordingly, the Company’s consolidated financial statements for the fiscal years ended July 31, 2011, 2010 and 2009 have been restated.

Several principal adjustments were made to historic financial statements as a result of the restatement. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as “accrued pricing liabilities”), which decreased working capital in the period. The Company believes that it may not ultimately be required to pay the accrued pricing liabilities, due in part to the nature of the interactions with its clients. When, and to the extent that, the Company is able to conclude that the accrued pricing liabilities have been extinguished for less than the amounts accrued, the Company will record the difference as other income. In the course of its business with certain clients, the Company has received releases of claims from such clients which have resulted in the Company concluding that the accrued pricing liabilities for those clients have been extinguished. The amounts derecognized and recorded in other income were $7.5 million for both the three and nine months ended April 30, 2012, and $7.2 million and $13.5 million, respectively, during the three and nine months ended April 30, 2011. The remaining accrued pricing liabilities at April 30, 2012 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

In addition to the errors described above, the restated financial statements include a $3.7 million adjustment in the quarter ended July 31, 2011 to correct a reserve for an uncertain tax position (the “tax adjustment”). Based on the date of effective settlement of the uncertain tax position, the reserve should have been reversed in the quarter ended July 31, 2011.

The restated financial statements also include other adjustments to correct certain immaterial errors for previously unrecorded adjustments identified in audits of prior years’ financial statements (the “other adjustments”). The previously unrecorded audit adjustments are being recorded as part of the restatement process although none of these adjustments is individually material.

In the tables appearing below, the column labeled “Restatement Pricing Adjustments” sets forth the pricing adjustments and the column labeled “Restatement Other Adjustments” sets forth the tax adjustment (where applicable) and the other adjustments.

The restatement adjustments decreased revenues by $0.6 million and $2.6 million, increased net income by $6.6 million and $10.1 million, and increased basic and diluted earnings per share by $0.15 and $0.24 for the three and nine months ended April 30, 2011, respectively.

Certain of the adjustments described above also affected periods prior to July 31, 2011. Any adjustments from periods prior to the condensed consolidated balance sheet as of July 31, 2011 contained within this Form 10-Q are reflected in a $28.6 million increase to accumulated deficit from $7,170.0 million to $7,198.6 million, as compared to the previously reported amount as of July 31, 2011.

The effects of the restatement adjustments on the Company’s unaudited condensed consolidated balance sheet as of July 31, 2011 are as follows:

	July 31, 2011 (Unaudited)
	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$111,225	$—	$—	$111,225
Available-for-sale securities	131	—	—	131
Accounts receivable, trade, net of allowance for doubtful accounts of $473	146,411	—	—	146,411
Inventories, net	77,102	—	(219)	76,883
Prepaid expenses and other current assets	10,876	—	—	10,876

Total current assets	345,745	—	(219)	345,526
Property and equipment, net	47,299	—	104	47,403
Investments in affiliates	12,016	—	—	12,016
Goodwill	3,058	—	—	3,058
Other intangible assets, net	4,699	—	—	4,699
Other assets	9,545	—	—	9,545

Total assets	$422,362	$—	$(115)	$422,247

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current installments of obligations under capital leases	$43	$—	$51	$94
Accounts payable	114,588	—	—	114,588
Current portion of accrued restructuring	1,456	—	—	1,456
Accrued income taxes	180	—	—	180
Accrued expenses	36,384	—	—	36,384
Other current liabilities	7,029	30,706	889	38,624
Current liabilities of discontinued operations	1,817	—	—	1,817

Total current liabilities	161,497	30,706	940	193,143
Long-term portion of accrued restructuring	8	—	—	8
Obligations under capital leases, less current installments	22	—	64	86
Other long-term liabilities	15,773	—	(3,188)	12,585
Non-current liabilities of discontinued operations	1,883	—	—	1,883
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding	—	—	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 43,829,097 issued and outstanding shares	438	—	—	438
Additional paid-in capital	7,387,135	—	—	7,387,135
Accumulated deficit	(7,170,030)	(30,706)	2,069	(7,198,667)
Accumulated other comprehensive income	25,636	—	—	25,636

Total stockholders’ equity	243,179	(30,706)	2,069	214,542

Total liabilities and stockholders’ equity	$422,362	$—	$(115)	$422,247

The effects of the restatement adjustments on the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended April 30, 2011 are as follows:

	Three months ended April 30, 2011 (Unaudited)
	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated

Net revenue	$207,140	$(426)	$(135)	$206,579
Cost of revenue	186,906	—	6	186,912

Gross profit	20,234	(426)	(141)	19,667

Operating expenses:
Selling, general and administrative	20,788	—	—	20,788
Amortization of intangible assets	1,062	—	—	1,062
Impairment of goodwill and long-lived assets	—	—	—	—
Restructuring, net	—	—	—	—

Total operating expenses	21,850	—	—	21,850

Operating loss	(1,616)	(426)	(141)	(2,183)

Other income (expense):
Interest income	62	—	—	62
Interest expense	(108)	—	(2)	(110)
Other gains (losses), net	(1,641)	7,173	—	5,532
Equity in losses of affiliates and impairments	(401)	—	—	(401)

Total other income (expense)	(2,088)	7,173	(2)	5,083

Income (loss) from continuing operations before income taxes	(3,704)	6,747	(143)	2,900
Income tax expense	1,331	—	—	1,331

Income (loss) from continuing operations	(5,035)	6,747	(143)	1,569
Discontinued operations, net of income taxes:
Loss from discontinued operations	(91)	—	—	(91)

Net income (loss)	$(5,126)	$6,747	$(143)	$1,478

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.15	$—	$0.03
Loss from discontinued operations	—	—	—	—

Net income (loss)	$(0.12)	$0.15	$—	$0.03

Shares used in computing basic loss per share:	43,303	—	—	43,303

Shares used in computing diluted loss per share:	43,303	—	—	43,502

	Nine months ended April 30, 2011 (Unaudited)
	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated

Net revenue	$677,668	$(1,569)	$(1,038)	$675,061
Cost of revenue	611,689	—	17	611,706

Gross profit	65,979	(1,569)	(1,055)	63,355

Operating expenses:
Selling, general and administrative	63,797	—	—	63,797
Amortization of intangible assets	4,420	—	—	4,420
Impairment of goodwill and long-lived assets	27,166	—	—	27,166
Restructuring, net	1,201	—	—	1,201

Total operating expenses	96,584	—	—	96,584

Operating loss	(30,605)	(1,569)	(1,055)	(33,229)

Other income (expense):
Interest income	191	—	—	191
Interest expense	(350)	—	(7)	(357)
Other gains (losses), net	(3,938)	13,545	—	9,607
Equity in losses of affiliates and impairments	(1,417)	—	(797)	(2,214)

Total other income (expense)	(5,514)	13,545	(804)	7,227

Loss from continuing operations before income taxes	(36,119)	11,976	(1,859)	(26,002)
Income tax expense	3,772	—	—	3,772

Loss from continuing operations	(39,891)	11,976	(1,859)	(29,774)
Discontinued operations, net of income taxes:
Loss from discontinued operations	(239)	—	—	(239)

Net loss	$(40,130)	$11,976	$(1,859)	$(30,013)

Basic and diluted loss per share:
Loss from continuing operations	$(0.92)	$0.28	$(0.04)	$(0.68)
Loss from discontinued operations	(0.01)	—	—	(0.01)

Net loss	$(0.93)	$0.28	$(0.04)	$(0.69)

Shares used in computing basic loss per share:	43,289	—	—	43,289

Shares used in computing diluted loss per share:	43,289	—	—	43,289

The effects of the restatement adjustments on the Company’s unaudited condensed consolidated statement of cash flows for the nine months ended April 30, 2011 are as follows:

	Nine months ended April 30, 2011 (Unaudited)
	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Cash flows from operating activities of continuing operations:
Net loss	$(40,130)	$11,976	$(1,859)	$(30,013)
Loss from discontinued operations	(239)	—	—	(239)

Loss from continuing operations	(39,891)	11,976	(1,859)	(29,774)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations:
Depreciation	12,321	—	38	12,359
Impairment of goodwill and long-lived assets	27,166	—	—	27,166
Amortization of intangible assets	4,420	—	—	4,420
Share-based payments	2,619	—	—	2,619
Non-operating losses (gains)	3,938	(13,545)	—	(9,607)
Equity in losses of affiliates and impairments	1,417	—	797	2,214
Changes in operating assets and liabilities, excluding effects from acquisition:
Trade accounts receivable, net	32,333	—	—	32,333
Inventories	(4,336)	—	—	(4,336)
Prepaid expenses and other current assets	790	—	—	790
Accounts payable, accrued restructuring and accrued expenses	(39,464)	—	24	(39,440)
Refundable and accrued income taxes, net	675	—	—	675
Other assets and liabilities	(1,678)	1,569	1,038	929

Net cash provided by (used in) operating activities of continuing operations	310	—	38	348

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(6,523)	—	—	(6,523)
Proceeds from the sale of available-for-sale securities	115	—	—	115
Proceeds from the sale of equity investments in affiliates	52	—	—	52
Investments in affiliates	(2,473)	—	—	(2,473)

Net cash used in investing activities of continuing operations	(8,829)	—	—	(8,829)

Cash flows from financing activities of continuing operations:
Payments of dividends	(40,001)	—	—	(40,001)
Repayments on capital lease obligations	(40)	—	(38)	(78)
Proceeds from issuance of common stock	168	—	—	168
Repurchase of common stock	(1,622)	—	—	(1,622)

Net cash used in financing activities of continuing operations	(41,495)	—	(38)	(41,533)

Cash flows from discontinued operations:
Operating cash flows	(1,263)	—	—	(1,263)

Net cash used in discontinued operations	(1,263)	—	—	(1,263)

Net effect of exchange rate changes on cash and cash equivalents	9,033			9,033

Net decrease in cash and cash equivalents	(42,244)	—	—	(42,244)
Cash and cash equivalents at beginning of year	161,364	—	—	161,364

Cash and cash equivalents at end of year	$119,120	$—	$—	$119,120

(4) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued a final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. This update allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Accounting Standard Update (“ASU”) 2011-05, “Presentation of Comprehensive Income”. All other requirements included within ASU 2011-05 are not affected and entities must report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The effective date of this update is for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes adoption of this new guidance will not have a material impact on the Company’s financial statements as these updates have an impact on presentation only.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” which is intended to reduce the complexity and costs related to testing goodwill for impairment. ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it is necessary to perform the two-step quantitative goodwill impairment test already included in Topic 350. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. ASU 2011-08 also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amended guidance became effective for the Company on August 1, 2012. We do not anticipate that this new guidance will have a material impact on our financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements. The new guidance became effective for the Company on August 1, 2012. The Company believes adoption of this new guidance will not have a material impact on the Company’s financial statements as this update has an impact on presentation only.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credits risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value changes in unobservable inputs. The new guidance became effective for the Company on February 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

(5) GOODWILL AND LONG-LIVED ASSETS

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

The Company’s remaining goodwill of $3.1 million as of April 30, 2012 relates to the Company’s e-Business reporting unit. There were no indicators of impairment identified related to the Company’s e-Business reporting unit during the three and nine months ended April 30, 2012.

The carrying amount of goodwill allocated to the Company’s reportable segments is as follows:

	Americas	Asia	Europe	TFL	All Other	Consolidated Total
	(In thousands)

Balance as of July 31, 2011
Goodwill	$94,477	$73,948	$30,108	$16,299	$5,857	$220,689
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(16,299)	(2,799)	(217,631)

	$—	$—	$—	$—	$3,058	$3,058

Balance as of April 30, 2012
Goodwill	$94,477	$73,948	$30,108	$16,299	$5,857	$220,689
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(16,299)	(2,799)	(217,631)

	$—	$—	$—	$—	$3,058	$3,058

During the third quarter of fiscal year 2012, indicators of potential impairment caused the Company to conduct an interim impairment test for the long-lived assets of TFL, which includes amortizable intangible assets. These indicators included continued operating losses and increasingly adverse trends that resulted in further deterioration of current operating results and future prospects of the TFL reporting unit. These adverse trends included increased competition for and a decline in the supply of quality products at a reasonable cost and the emergence and growth of new competitors for TFL.

As a result of the impairment test, in connection with preparation of financial statements for the quarter ended April 30, 2012, the Company concluded that TFL’s long-lived assets were impaired and recorded a $0.9 million non-cash impairment charge. The $0.9 million impairment charge consisted of $0.5 million of intangible assets and $0.4 million of fixed assets. The intangible asset impairment charge for TFL is deductible as amortization for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows.

In addition, during the third quarter of fiscal year 2012, indicators of potential impairment caused the Company to conduct an interim impairment test for the fixed assets of its facility in Kildare, Ireland. These indicators included declining revenues and increasingly adverse trends that resulted in further deterioration of current operating results and future prospects of the Kildare facility. These adverse trends included declines in sales volumes resulting from the loss of certain client programs, pricing pressure from existing clients, and the emergence and growth of new competitors for the services performed in Kildare.

As a result of the impairment test, in connection with preparation of financial statements for the quarter ended April 30, 2012, the Company concluded that Kildare’s fixed assets were impaired and recorded a $1.1 million non-cash impairment charge. This charge has been recorded as a component of “impairment of goodwill and long-lived assets” in the accompanying condensed consolidated statements of operations. The impairment charge did not affect the Company’s liquidity or cash flows.

During the second quarter of fiscal year 2011, indicators of potential impairment caused the Company to conduct an interim impairment test for goodwill and other long-lived assets, which includes amortizable intangible assets for its ModusLink PTS and TFL reporting units. These indicators included continued operating losses, the departure of key personnel, and increasingly adverse trends that resulted in further deterioration of operating results and future prospects for both the ModusLink PTS and TFL reporting units.

As a result of the impairment tests, in connection with preparation of financial statements for the quarter ended January 31, 2011, the Company concluded that its goodwill was impaired and recorded a $13.2 million non-cash goodwill impairment charge, consisting of $7.1 million for ModusLink PTS and $6.1 million for TFL during the three months ended January 31, 2011. The Company also determined that its intangible assets were impaired and recorded a $14.0 million non-cash intangible asset impairment charge, consisting of $8.8 million for ModusLink PTS and $5.2 million for TFL during the three months ended January 31, 2011. The goodwill and intangible asset impairment charges for ModusLink PTS are not deductible for tax purposes. The goodwill and intangible asset impairment charges for TFL are deductible as amortization for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows.

(6) SHARE-BASED PAYMENTS

Stock options for the purchase of approximately 1.0 million shares of the Company’s common stock were awarded to executives during the nine months ended April 30, 2012 at a weighted average exercise price of $4.24 per share. The weighted average option fair value was $1.99 per share. The weighted average option fair value was calculated using the binominal-lattice model with the following weighted average assumptions: expected volatility of 59.59%, risk-free rate of 0.85% and expected life of 4.66 years. No stock options were awarded to executives during the quarter ended April 30, 2012.

Additionally, approximately 14,000 nonvested shares were awarded to a new director of the Company during the three months ended April 30, 2012 at a fair value of $5.43 per share. The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date.

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the three and nine months ended April 30, 2012 and 2011, which was allocated as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(In thousands)
Cost of revenue	$89	$90	$265	$282
Selling, general and administrative	439	632	2,142	2,337

	$528	$722	$2,407	$2,619

(7) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011 (As Restated)	2012	2011 (As Restated)
	(In thousands)
Derecognition of accrued pricing liabilities	$7,540	$7,173	$7,540	$13,545
Foreign currency exchange gains (losses)	(444)	(1,523)	1,551	(3,514)
Gain on sale of investments	—	48	9	100
Gain (loss) on disposal of assets	(90)	8	15	48
Other, net	(131)	(174)	(185)	(572)

	$6,875	$5,532	$8,930	$9,607

The Company recorded gains of $7.5 million during both the three and nine months ended April 30, 2012, and gains of $7.2 million and $13.5 million during the three and nine months ended April 30, 2011, respectively, from the extinguishment of accrued pricing liabilities related to the releases of claims received from certain clients.

The Company recorded foreign exchange losses of $0.4 million and foreign exchange gains of $1.6 million during the three and nine months ended April 30, 2012, respectively. For the three months ended April 30, 2012, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.4 million and $0.1 million in Asia and the Americas, respectively, offset by net gains of $0.1 million in Europe. For the nine months ended April 30, 2012, the net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $1.7 million and $0.3 million in Europe and Asia, respectively, offset by net losses of $0.4 million in the Americas.

The Company recorded foreign exchange losses of $1.5 million and $3.5 million during the three and nine months ended April 30, 2011, respectively. For the three months ended April 30, 2011, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $1.7 million and $0.8 million in Europe and Asia, respectively, offset by net gains of $1.0 million in the Americas. For the nine months ended April 30, 2011, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $3.5 million and $2.0 million in Europe and Asia, respectively, offset by net gains of $2.0 million in the Americas. During the three months ended April 30, 2011, the Company recorded a gain of approximately $0.1 million related to the sale of available-for-sale securities. During the three months ended April 30, 2011, the Company recorded a $0.1 million write-off of an investment in a private company, which had filed for bankruptcy. Additionally, during the nine months ended April 30, 2011, the Company recorded gains of approximately $0.1 million related to distribution of proceeds from the acquisition by third parties of H2Gen Innovations, Inc. and M2E Power, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow.

(8) OTHER CURRENT LIABILITIES

The following table reflects the components of “Other Current Liabilities”:

	April 30, 2012	July 31, 2011 (As Restated)
	(In thousands)
Accrued pricing liabilities	$24,480	$30,706
Other	7,255	7,918

	$31,735	$38,624

As of April 30, 2012 and July 31, 2011, the Company recorded accrued pricing liabilities of approximately $24.5 million and $30.7 million, respectively. These liabilities related to the equivalent reduction of revenue where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract. The remaining accrued pricing liabilities at April 30, 2012 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

(9) RESTRUCTURING, NET

The following table summarizes the activity in the restructuring accrual for the three and nine months ended April 30, 2012:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(In thousands)
Accrued restructuring balance at July 31, 2011	$296	$1,168	$—	$1,464

Restructuring charges	633	138	—	771
Restructuring adjustments	(174)	158	—	(16)
Cash paid	(9)	(271)	—	(280)
Non-cash adjustments	—	6	—	6

Accrued restructuring balance at October 31, 2011	$746	$1,199	$—	$1,945

Restructuring charges	4,119	487	—	4,606
Restructuring adjustments	(9)	—	—	(9)
Cash paid	(1,034)	(534)	—	(1,568)
Non-cash adjustments	53	60	—	113

Accrued restructuring balance at January 31, 2012	$3,875	$1,212	$—	$5,087

Restructuring charges	592	2	—	594
Restructuring adjustments	(99)	—	—	(99)
Cash paid	(3,272)	(492)	—	(3,764)
Non-cash adjustments	12	(11)	—	1

Accrued restructuring balance at April 30, 2012	$1,108	$711	$—	$1,819

It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ending July 31, 2013. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by May 2013.

The net restructuring charges for the three and nine months ended April 30, 2012 and 2011 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(In thousands)
Cost of revenue	$120	$—	$4,321	$1,022
Selling, general and administrative	375	—	1,526	179

	$495	$—	$5,847	$1,201

During the three and nine months ended April 30, 2012, the Company recorded a net restructuring charge of approximately $0.5 million and $5.8 million, respectively. For the three months ended April 30, 2012, approximately $0.5 million related to a workforce reduction of 87 employees within TFL and $0.1 million related to a workforce reduction of 4 employees within e-Business. These costs were partially offset by a $0.1 million reversal of restructuring costs associated with employee termination benefits within the Europe region.

In addition, for the nine months ended April 30, 2012, approximately $3.7 million related to a workforce reduction of 48 employees in Europe, $0.5 million related to a workforce reduction of 144 employees in China, $0.4 million related to a workforce reduction of 5 employees within the Company’s IT organization, and $0.4 million related to certain contractual obligations in connection with the restructuring of a facility in the ModusLink PTS business.

During the nine months ended April 30, 2011, the Company recorded a net restructuring charge of approximately $1.2 million. Of this amount, approximately $1.1 million related to the workforce reduction of 55 employees in the Americas and Asia and approximately $0.1 million of the recorded net restructuring charge related to changes in estimates for previously recorded facilities lease obligations primarily based on changes to the underlying assumptions.

The following table summarizes the restructuring accrual by reportable segment and the Corporate-level activity for the three and nine months ended April 30, 2012:

	Americas	Asia	Europe	TFL	All Other	Corporate-level Activity	Consolidated Total
	(In thousands)
Accrued restructuring balance at July 31, 2011	$1,346	$—	$118	$—	$—	$—	$1,464

Restructuring charges	276	495	—	—	—	—	771
Restructuring adjustments	(16)	—	—	—	—	—	(16)
Cash paid	(280)	—	—	—	—	—	(280)
Non-cash adjustments	6	—	—	—	—	—	6

Accrued restructuring balance at October 31, 2011	$1,332	$495	$118	$—	$—	$—	$1,945

Restructuring charges	488	190	3,776	133	19	—	4,606
Restructuring adjustments	—	(9)	—	—	—	—	(9)
Cash paid	(596)	(567)	(272)	(133)	—	—	(1,568)
Non-cash adjustments	72	—	41	—	—	—	113

Accrued restructuring balance at January 31, 2012	$1,296	$109	$3,663	$—	$19	$—	$5,087
Restructuring charges	4	4	—	517	69	—	594
Restructuring adjustments	—	—	(99)	—	—	—	(99)
Cash paid	(505)	(70)	(2,702)	(466)	(21)	—	(3,764)
Non-cash adjustments	(11)	—	12	—	—	—	1

Accrued restructuring balance at April 30, 2012	$784	$43	$874	$51	$67	$—	$1,819

(10) SEGMENT INFORMATION

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

Management evaluates segment performance based on segment net revenue, operating income (loss) and “adjusted operating income (loss)”, which is defined as the operating income (loss) excluding net charges related to depreciation, goodwill and long-lived asset impairment, restructuring, amortization of intangible assets and share-based compensation. These items are excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses adjusted operating income to assist in evaluating the performance of the Company’s core operations.

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011 (As Restated)	2012	2011 (As Restated)
	(In thousands)
Net revenue:
Americas	$58,825	$70,652	$187,835	$227,438
Asia	56,642	56,934	168,506	176,722
Europe	50,706	63,444	159,020	218,008
TFL	5,012	6,415	21,979	23,943
All other	7,380	9,134	25,457	28,950

	$178,565	$206,579	$562,797	$675,061

Operating income (loss):
Americas	$(3,112)	$(3,318)	$(6,260)	$(25,029)
Asia	4,671	6,741	18,216	19,272
Europe	(4,222)	(2,425)	(12,983)	(2,565)
TFL	(3,114)	(275)	(5,720)	(14,847)
All other	(498)	483	378	1,476

Total segment operating income (loss)	(6,275)	1,206	(6,369)	(21,693)

Corporate-level activity	(4,709)	(3,389)	(16,159)	(11,536)

Total operating loss	$(10,984)	$(2,183)	$(22,528)	$(33,229)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011 (As Restated)	2012	2011 (As Restated)
	(In thousands)

Adjusted operating income (loss):
Americas	$(2,004)	$(1,673)	$(1,907)	$(2,802)
Asia	5,785	8,363	22,355	24,800
Europe	(1,966)	(825)	(4,412)	2,201
TFL	(1,560)	(197)	(3,862)	(2,814)
All other	27	956	1,850	2,934

Total segment adjusted operating income	282	6,624	14,024	24,319
Corporate-level activity	(4,452)	(2,883)	(14,543)	(9,783)

Total adjusted operating income (loss)	$(4,170)	$3,741	$(519)	$14,536

Adjusted operating income (loss)	$(4,170)	$3,741	$(519)	$14,536
Adjustments:
Depreciation	(3,398)	(4,140)	(10,698)	(12,359)
Amortization of intangible assets	(331)	(1,062)	(995)	(4,420)
Impairment of goodwill and long-lived assets	(2,062)	—	(2,062)	(27,166)
Share-based compensation	(528)	(722)	(2,407)	(2,619)
Restructuring, net	(495)	—	(5,847)	(1,201)

Operating loss	$(10,984)	$(2,183)	$(22,528)	$(33,229)
Other income	3,744	5,083	5,137	7,227
Income tax benefit (expense)	1,202	(1,331)	(1,050)	(3,772)
Income (loss) from discontinued operations	(98)	(91)	572	(239)

Net income (loss)	$(6,136)	$1,478	$(17,869)	$(30,013)

	April 30, 2012	July 31, 2011 (As Restated)
	(In thousands)
Total assets of continuing operations:
Americas	$115,657	$121,481
Asia	142,808	125,059
Europe	116,851	120,422
TFL	6,968	11,029
All other	17,351	24,809

Sub-total	399,635	402,800
Corporate-level activity	15,439	19,447

	$415,074	$422,247

As of April 30, 2012, approximately 59%, 20% and 21% of the Company’s long-lived assets were located in North America, Asia and Europe, respectively. As of July 31, 2011, approximately 60%, 18% and 22%, of the Company’s long-lived assets were located in North America, Asia and Europe, respectively. As of April 30, 2012, approximately $9.9 million, $5.2 million, $5.5 million, $5.2 million, and $3.6 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands, China, and the Czech Republic, respectively. As of July 31, 2011, approximately $10.7 million, $7.1 million, $5.4 million, $4.1 million and $3.7 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands, China and the Czech Republic, respectively.

During the three and nine months ended April 30, 2012, the Company generated revenue of approximately $35.6 million and $111.2 million, respectively, in China and approximately $24.0 million and $82.8 million, respectively, in the Netherlands, from external clients. During the three and nine months ended April 30, 2011, the Company generated revenue of approximately $34.5 million and $105.5 million, respectively, in China and approximately $27.7 million and $95.6 million, respectively, in the Netherlands, from external clients.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per share for the three and nine months ended April 30, 2012 and 2011.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011 (As Restated)	2012	2011 (As Restated)
	(In thousands)
BASIC
Income (loss) from continuing operations	$(6,038)	$1,569	$(18,441)	$(29,774)
Income (loss) from discontinued operations	(98)	(91)	572	(239)

Net income (loss)	$(6,136)	$1,478	$(17,869)	$(30,013)
Less net income allocable to participating restricted stock	—	(17)	—	—

Net income (loss) available for basic common shares	$(6,136)	$1,461	$(17,869)	$(30,013)

Weighted average common shares outstanding	43,844	43,303	43,546	43,289

Basic net income (loss) per common share from continuing operations	$(0.14)	$0.03	$(0.42)	$(0.68)
Basic net income (loss) per common share from discontinued operations	—	—	0.01	(0.01)

Basic net income (loss) per common share	$(0.14)	$0.03	$(0.41)	$(0.69)

DILUTED
Income (loss) from continuing operations	$(6,038)	$1,569	$(18,441)	$(29,774)
Income (loss) from discontinued operations	(98)	(91)	572	(239)

Net income (loss)	$(6,136)	$1,478	$(17,869)	$(30,013)
Less net income allocable to participating restricted stock	—	(17)	—	—

Net income (loss) available for diluted common shares	$(6,136)	$1,461	$(17,869)	$(30,013)

Weighted average common shares outstanding	43,844	43,303	43,546	43,289
Weighted average common equivalent shares arising from: dilutive stock options	—	199	—	—

Weighted-average number of common and potential common shares	43,844	43,502	43,546	43,289

Diluted net loss per common share from continuing operations	$(0.14)	$0.03	$(0.42)	$(0.68)
Diluted net income (loss) per common share from discontinued operations	—	—	0.01	(0.01)

Diluted net income (loss) per common share	$(0.14)	$0.03	$(0.41)	$(0.69)

For the three and nine months ended April 30, 2012, approximately 2.6 million and 3.3 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

For the three and nine months ended April 30, 2011, approximately 2.6 million and 2.4 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(12) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011 (As Restated)	2012	2011 (As Restated)
	(In thousands)
Net income (loss)	$(6,136)	$1,478	$(17,869)	$(30,013)
Net unrealized holding gain (loss) on securities	1	(24)	1	(73)
Foreign currency translation adjustment	642	7,605	(6,719)	14,121

Comprehensive income (loss)	$(5,493)	$9,059	$(24,587)	$(15,965)

The components of accumulated other comprehensive income were as follows:

	April 30, 2012	July 31, 2011
	(In thousands)
Net unrealized holding gains (losses) on securities	$(25)	$(26)
Cumulative foreign currency translation adjustment	16,633	23,352
Pension adjustment	2,310	2,310

Accumulated other comprehensive income	$18,918	$25,636

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

Inventories consisted of the following:

	April 30, 2012	July 31, 2011 (As Restated)
	(In thousands)
Raw materials	$61,630	$46,940
Work-in-process	3,348	2,101
Finished goods	28,675	27,842

	$93,653	$76,883

The Company values the inventory at the lower of cost or market. The Company continuously monitors inventory balances and records inventory provisions for any excess of the cost of the inventory over its estimated market value. The Company also monitors inventory balances for obsolescence and excess quantities as compared to projected demands. The Company’s inventory methodology is based on assumptions about average shelf life of inventory, forecasted volumes, forecasted selling prices, write-down history of inventory and market conditions. While such assumptions may change from period to period, in determining the net realizable value of its inventories, the Company uses the best information available as of the balance sheet date. If actual market conditions are less favorable than those projected, or the Company experiences a higher incidence of inventory obsolescence because of rapidly changing technology and client requirements, additional inventory provisions may be required. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory and cannot be reversed due to subsequent increases in demand forecasts.

As previously discussed, the restated financial statements also include adjustments to correct certain other immaterial errors, including previously unrecorded immaterial adjustments identified in audits of prior years’ financial statements. As of July 31, 2011, the Company recorded a $0.2 million reduction in its raw materials inventory balance which resulted from an understatement of the Company’s inventory reserve balance.

(14) CONTINGENCIES

On February 15, 2012, the staff of the Division of Enforcement of the SEC initiated with the Company an informal inquiry, and later a formal action, regarding the Company’s treatment of rebates associated with volume discounts provided by vendors. To date, the SEC has not asserted any formal claims.

Following the June 11, 2012 announcement of the pending restatement (the “June 11, 2012 Announcement”), shareholders of the Company commenced three purported class actions in the United States District Court for the District of Massachusetts arising from the circumstances described in the June 11, 2012 Announcement (the “Securities Actions”), entitled, respectively:

•

Irene Collier, Individually And On Behalf Of All Others Similarly Situated, vs. ModusLink Global Solutions, Inc., Joseph C. Lawler and Steven G. Crane, Case 1:12-CV-11044-DJC, filed June 12, 2012 (the “Collier Action”);

•

Alexander Shnerer Individually And On Behalf Of All Others Similarly Situated, vs. ModusLink Global Solutions, Inc., Joseph C. Lawler and Steven G. Crane, Case 1:12-CV-11078-DJC, filed June 18, 2012 (the “Shnerer Action”); and

•

Harold Heszkel, Individually and on Behalf of All Others Similarly Situated v. ModusLink Global Solutions, Inc., Joseph C. Lawler, and Steven G. Crane, Case 1:12-CV-11279-DJC, filed July 11, 2012 (the “Heszkel Action”).

Each of the Securities Actions purports to be brought on behalf of those persons who purchased shares of the Company between September 26, 2007 through and including June 8, 2012 (the “Class Period”) and alleges that failure to timely disclose the issues raised in the June 11, 2012 Announcement during the Class Period rendered defendants’ public statements concerning the Company’s financial condition materially false and misleading in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder.

On July 13, 2012, a fourth shareholder commenced a purported derivative action in United States District Court for the District of Massachusetts against the Company (as nominal defendants), and certain of its current and former directors and officers, entitled, Samuel Montini, Derivatively On Behalf Of ModusLink Global Solutions, Inc. v. Joseph C. Lawler, Steven G. Crane, Francis J. Jules, Virginia G. Breen, Michael J. Mardy, Edward E. Lucente, Jeffrey J. Fenton, Joseph M. O’Donnell, William R. McLennan, Thomas H. Johnson, And Anthony J. Bay, Defendants, And ModusLink Global Solutions, Inc., A Delaware Corporation, Nominal Defendant, Case 1:12-CV-11296-DJC and on July 31, 2012, a fifth shareholder commenced a purported derivative action in United States District Court for the District of Massachusetts against the Company (as nominal defendants), and certain of its current and former directors and officers, entitled, Edward Tansey, Derivatively On Behalf Of ModusLink Global Solutions, Inc. v. Joseph C. Lawler, Steven G. Crane, Francis J. Jules, Virginia G. Breen, Michael J. Mardy, Edward E. Lucente, Jeffrey J. Fenton, Joseph M. O’Donnell, William R. McLennan, Thomas H. Johnson, And Anthony J. Bay, Defendants, And ModusLink Global Solutions, Inc., A Delaware Corporation, Nominal Defendant, Civil Action No. 12-CV-11399 (DJC) (collectively, the “Derivative Actions”). The Derivative Actions further assert that as a result of the individual defendants’ alleged actions and course of conduct, the Company is now the subject of the Securities Actions and will incur related expenses and a possible judgment against it. These litigation matters also arise from the issues raised in the June 11, 2012 Announcement and allege that the individual defendants breached their duty of loyalty to the Company by allowing defendants to cause, or by themselves causing, the Company to make improper statements regarding its business prospects and/or by failing to prevent the other Individual Defendants from taking such purportedly illegal actions.

Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, will deny liability, and intends to defend this litigation vigorously.

On October 10, 2012, a sixth shareholder, Donald Reith, served upon the Company’s Board of Directors a demand to institute litigation and take other purportedly necessary, but unidentified, remedial measures to redress and prevent a recurrence of purported breaches of fiduciary duties on the part of the Board and unspecified corporate officers allegedly arising from the same facts and circumstances asserted in the Derivative Actions.

(15) SHARE REPURCHASE PROGRAMS

In June 2010, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over an eighteen month period, (the “June 2010

Repurchase Program”). The timing and amount of any shares repurchased was to be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases could also be made under a Rule 10b5-1 plan, which permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Company retired and returned repurchased shares to the Company’s authorized, but not issued or outstanding common stock. The June 2010 Repurchase Program was funded using the Company’s working capital. In total, the Company repurchased an aggregate of approximately 0.5 million shares at a cost of approximately $3.4 million under the June 2010 Repurchase Program. These share repurchases occurred primarily during the fourth quarter and first quarter of our 2010 and 2011 fiscal years, respectively. During the fiscal year ended July 31, 2011, the Company declared and paid a special cash dividend of $40.0 million in the aggregate, which was funded with available cash on hand and included amounts remaining under the June 2010 Repurchase Program. Accordingly, no further repurchases were made under the June 2010 Repurchase Program.

(16) INCOME TAXES

For the three and nine months ended April 30, 2012, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using enacted rates in those jurisdictions. The Company operates in multiple taxing jurisdictions, both within and outside of the United States. As of April 30, 2012 and July 31, 2011, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.3 million and $2.4 million, respectively.

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Consolidated Statements of Operations. For the periods ended April 30, 2012 and July 31, 2011, the Company has not recognized any material interest expense related to uncertain tax positions. As of April 30, 2012 and July 31, 2011, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amount of $70 thousand and $130 thousand, respectively. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company expects that approximately $0.6 million of unrecognized tax benefits will reverse in the next twelve months due to expiration of statute of limitations.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2009 through July 31, 2011. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2006 through 2012 tax years remain subject to examination in most locations, while the Company’s 2002 through 2012 tax years remain subject to examination in most Asia locations.

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

During the three and nine months ended April 30, 2012, approximately $1.6 million and $2.6 million, respectively, was invested by @Ventures in privately held companies. During the three and nine months ended April 30, 2011, approximately $1.5 million and $2.5 million, respectively, was invested by @Ventures in privately held companies. At April 30, 2012 and July 31, 2011, the Company’s carrying value of investments in privately held companies was approximately $10.8 million and $12.0 million, respectively. During the nine months ended April 30, 2012 and 2011, the Company recorded $2.9 million and $1.2 million (restated), respectively, of impairment charges related to certain investments in the @Ventures portfolio of companies. During the nine months ended April 30, 2012 and April 30, 2011, @Ventures did not receive any material distributions from its investments.

During the three months ended April 30, 2012, the Company became aware that there may be indicators of impairment for a certain investment in the @Ventures portfolio of companies. The Company completed its evaluation for impairment in connection with the preparation of the financial statements for the quarter ended April 30, 2012 and determined that the investment was impaired. As a result, the Company recorded an impairment charge of approximately $2.8 million, during the quarter ended April 30, 2012.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of subjective judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary.

(18) SUBSEQUENT EVENTS

On June 13, 2012, the Company received notice from the NASDAQ Stock Market (“NASDAQ”) stating that the Company is not in compliance with Listing Rule 5250(c)(1) for continued listing due to the Company’s inability to file with the SEC the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 (the “Initial Delinquent Filing”) on a timely basis. The notification was issued in accordance with standard NASDAQ procedures and had no immediate effect on the listing or trading of the Company’s common stock on the NASDAQ Global Select Market. Pursuant to NASDAQ’s letter dated June 13, 2012, the receipt of which was disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2012, the Company had until August 13, 2012 to submit a plan to regain compliance with respect to the Initial Delinquent Filing. On August 13, 2012, the Company submitted its plan to regain compliance. On August 28, 2012, the Company was informed that NASDAQ had granted an exception to its rules to enable the Company to regain compliance by December 10, 2012. On October 16, 2012, the Company received another letter from NASDAQ, as a result of its inability to file with the SEC its Annual Report on Form 10-K for the year ended July 31, 2012 by its required filing deadline (the “Second Delinquent Filing”). In that letter, the receipt of which was disclosed in the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2012, NASDAQ noted that the Second Delinquent Filing was an additional instance of non-compliance which could lead to delisting from NASDAQ. On December 11, 2012, the Company received a third letter from NASDAQ, as a result of its failure to regain compliance with the NASDAQ listing requirements by December 10, 2012. In that letter, the receipt of which was disclosed in the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2012, NASDAQ noted that the failure to file the Initial Delinquent Filing and the Second Delinquent Filing by December 10, 2012 led NASDAQ to determine that the Company’s common stock would be delisted, subject to the Company’s right to appeal such determination. On December 17, 2012, the Company requested a hearing to appeal such determination, which resulted in an automatic stay of the delisting for 15 days. On December 18, 2012, the Company received another letter from NASDAQ, as a result of its inability to file with the SEC its Quarterly Report on Form 10-Q for the quarter ended October 31, 2012 by its required filing deadline (the “Third Delinquent Filing”). In that letter, the receipt of which was disclosed in the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2012, NASDAQ noted that the Third Delinquent Filing was an additional instance of non-compliance which could lead to delisting from NASDAQ. By letter dated December 31, 2012, the NASDAQ Hearings Panel has granted the Company’s request to extend the automatic stay of suspension of trading of the Company’s common stock pending completion of the hearing process and a final determination regarding continued listing.

On August 16, 2012, the Company and certain of its subsidiaries entered into the Third Amendment to Amended and Restated Credit Agreement and Forbearance Agreement (“Third Amendment to the Credit Facility”) with Bank of America, N.A., Silicon Valley Bank and HSBC Bank USA, National Association (the “Lenders”). Under the Third Amendment to the Credit Facility, (i) the aggregate revolving commitment of the Lenders was $15,000,000 and (ii) interest under the Credit Facility would accrue, depending on the type of borrowing, at the base rate or the Eurodollar rate, plus, in each case, an applicable rate that varied from 1.50% to 2.00% for the base rate and 2.50% to 3.00% for the Eurodollar rate, depending on the Company’s consolidated leverage ratio. The Third Amendment to the Credit Facility changed the Credit Facility termination date to October 31, 2012 and added a new financial covenant, minimum net global cash of $45,000,000. Additionally, the Third Amendment to the Credit Facility provided a forbearance from the Lenders exercising their rights and remedies related to certain events of default, including events of default resulting from failure to meet certain minimum EBITDA requirements and violations of the reporting requirements under the Credit Facility that were delayed due to the Company’s inability to file with the SEC the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2012, as previously disclosed in its Form 12b-25 filed on June 11, 2012. The Credit Facility terminated, by its terms, on October 31, 2012.

On October 31, 2012, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “New Credit Facility”) with Wells Fargo Bank, National Association as lender and agent for the lenders party thereto. The New Credit Facility provides a senior secured revolving credit facility up to an initial aggregate principal amount of $50.0 million or the calculated borrowing base and is secured by substantially all of the domestic assets of the Company. As of October 31, 2012, the calculated borrowing base was $36.0 million. The New Credit Facility terminates on October 31, 2015. Interest on the New Credit Facility is based, at the Company’s option at LIBOR plus 2.5% or a base rate (as defined in the New Credit Facility) plus 1.5%. The New Credit Facility includes a minimum EBITDA restrictive covenant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Part II—Item 1A below and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Background of Restatement

On February 15, 2012, the Division of Enforcement of the Securities and Exchange Commission (“SEC”) initiated with the Company an informal inquiry, and later a formal action, regarding the Company’s treatment of rebates associated with volume discounts provided by vendors (the “SEC Inquiry”). Concurrent with the SEC Inquiry, the Audit Committee of the Company’s Board of Directors commenced an internal investigation of the Company’s practices with regard to rebates received from vendors.

On March 12, 2012, in its Form 10-Q for the quarterly period ended January 31, 2012, the Company announced the pendency of the SEC Inquiry.

In providing its supply chain services, the Company enters into contracts with its clients that employ various arrangements for pricing, including “fixed-price,” “cost-plus,” or “cost-pass-through” pricing models. Although the specifications and terms of the pricing model can frequently vary from client to client, and among the products or programs for a single client, under a “fixed-price” model, the Company and its client will typically negotiate a fixed unit price for the supply chain services to be provided, where the level of costs incurred by the Company does not affect the contractual, negotiated price. Under a “cost-plus” model, the client agrees to pay the costs incurred by the Company to purchase materials, together with an agreed-to percentage mark-up on those costs. Finally, with regard to a “cost-pass-through” model, materials and other costs incurred by the Company are passed through directly to the client, and the client agrees to pay a separate negotiated fee for specified services provided by the Company. Arrangements with clients can include the use of any one or more of these pricing models, depending on the client program involved and the location from which the Company services the client. In addition, continued price and cost discussions with clients through the course of the relationship can sometimes result in an accepted change in the pricing model applied. Consequently, the implication and interpretation of the cost and price terms applicable to any particular client relationship can vary across client programs and products, at different periods in time, and based on the locations from which a client may be serviced.

In the course of the Company’s contractual relationships, clients often demand lower costs over time, typically attributable to efficiency gains in service offerings. The Company accomplishes this in various ways, including for example, by shifting production to lower cost regions, redesigning clients’ packaging and supply chains, and strategically sourcing materials. As part of these services and in the normal course of its business, the Company purchases certain commodity types of materials, including, but not limited to, print, packaging, media and labels, to meet client requirements, often in quantities well in excess of those required by any one client. As a result, the Company receives improved pricing on materials. Frequently, the Company also received and retained rebates based on aggregate volumes of purchases or other criteria established by the vendor. The retention of rebates produced a positive impact on the Company’s revenue, and, therefore, also positively affected the Company’s profitability and operating income.

Restatement Adjustments

As a result of this investigation, the Audit Committee concluded that the Company would need to restate its financial statements from fiscal years 2009 through 2011 and the first two quarters of fiscal year 2012, and selected unaudited financial data for fiscal years 2007 and 2008, and that those previously issued financial statements should no longer be relied upon. The Company is correcting the underlying errors for those periods within its Annual Report on Form 10-K for the year ended July 31, 2012, which will be filed with the SEC immediately after the filing of this Form 10-Q. Within this Form 10-Q for the fiscal quarter ended April 30,

2012, the Company has restated its unaudited condensed consolidated balance sheet as of July 31, 2011, the unaudited condensed consolidated statements of operations for the three and nine months ended April 30, 2011, and the unaudited condensed consolidated statement of cash flows for the nine months ended April 30, 2011. Any adjustments from periods prior to the condensed consolidated balance sheet as of July 31, 2011 contained within this Form 10-Q are reflected in a $28.6 million increase to accumulated deficit from $7,170.0 million to $7,198.6 million, as compared to the previously reported amount as of July 31, 2011. For any references to the Company’s Annual Report on Form 10-K for the year ended July 31, 2011 and Quarterly Reports on Form 10-Q for the quarters ended October 31, 2011 and January 31, 2012 contained within this document, please refer to the Company’s Annual Report on Form 10-K for the year ended July 31, 2012, which contains restated financial statements and other information for these periods.

The cumulative adjustments required to correct the errors for these previously reported periods are reflected in the restated financial information presented in this report.

Several principal adjustments were made to historic financial statements as a result of the restatement as shown in the tables below. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as “accrued pricing liabilities”), which decreased working capital in the period. The Company believes that it may not ultimately be required to pay the accrued pricing liabilities, due in part to the nature of the interactions with its clients. Those interactions may provide either legal or factual grounds for mitigation of such liabilities. In addition, during such interactions, clients appear to be focused principally on service levels and the cost savings delivered to them by the Company, measured by the total price charged by the Company for its services. Even where there are “cost-plus” or “cost-pass-through” contracts in effect, clients regularly request periodic price reductions, without reference to the actual costs incurred by the Company. The Company expects that its dealings with clients, which include periodic business and pricing reviews, as well as its ability to demonstrate the delivery of savings over time, may result in mitigation of the accrued pricing liabilities. When, and to the extent that, the Company is able to conclude that the liabilities have been extinguished for less than the amounts accrued, the Company will record the difference as other income. In the course of its business with certain clients, the Company has received releases of claims from such clients which have resulted in the Company concluding that the accrued pricing liabilities for those clients have been extinguished. The amounts derecognized and recorded in other income were $7.5 million during the three and nine months ended April 30, 2012 and $7.2 million and $13.5 million, respectively, during the three and nine months ended April 30, 2011. The remaining accrued pricing liabilities at April 30, 2012 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

In addition to the errors described above, the restated financial statements include a $3.7 million adjustment in the quarter ended July 31, 2011 to correct a reserve for an uncertain tax position. Based on the date of effective settlement of the uncertain tax position, the reserve should have been reversed in the quarter ended July 31, 2011.

The restated financial statements also include other adjustments to correct certain immaterial errors for previously unrecorded adjustments identified in audits of prior years’ financial statements. The previously unrecorded audit adjustments are being recorded as part of the restatement process although none of these adjustments is individually material.

Throughout the remainder of Management’s Discussion and Analysis of Financial Condition and Results of Operations, all referenced amounts give effect to the restatement.

Overview

ModusLink Global Solutions, Inc. executes comprehensive supply chain and logistics services that improve clients’ revenue, cost, sustainability and customer experience objectives. ModusLink Global Solutions provides services to leading companies in consumer electronics, communications, computing, medical devices, software, luxury goods and retail. The Company’s operations are supported by a global footprint that includes more than 30 sites in 15 countries across North America, Europe, and the Asia regions.

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “adjusted operating income (loss),” which is defined as operating income (loss) excluding net charges related to depreciation, amortization of intangible assets, impairment of goodwill and long-lived assets, share-based compensation, restructuring and other charges not related to our baseline operating results. See Note 10 of the accompanying notes to the condensed consolidated financial statements included in Item 1 above for segment information, including a reconciliation of adjusted operating income (loss) to net income (loss).

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

Our focus during fiscal year 2012 remained consistent with the continued execution against our long-term strategic plan, and the implementation of the following initiatives which are designed to achieve our long-term goals:

Drive sales growth through a combination of existing client penetration and targeting new markets. Historically, a significant portion of our revenue from our supply chain business has been generated from clients in the computing and software markets. These markets are mature and, as a result, gross margins in these markets tend to be low. To address this, in addition to the computing and software markets, we have expanded our sales focus to include additional markets within technology, such as communications and consumer electronics, and outside of technology, such as medical devices. We believe these markets are experiencing faster growth than our historical markets, and represent opportunities to realize higher gross margins on our services. Companies in these markets often have significant need for a supply chain partner who will be an extension to their business models.

Increase the value delivered to clients through service expansion. During fiscal year 2012, we have continued to focus on further developing our e-Business, repair services and certain other offerings, which we believe will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect that these services will enhance our gross margins and drive profitability. Furthermore, we believe that the addition of new services to existing clients will strengthen our relationship with clients, and further integrate us with their businesses.

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

Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, demand for our clients’ products, the effect of product form factor changes, technology changes, revenue mix and demand for outsourcing services.

For the three months ended April 30, 2012, the Company reported net revenue of $178.6 million, operating loss of $11.0 million, loss from continuing operations before income taxes of $7.2 million, net loss of $6.1 million and a gross margin percentage of 8.6%. For the nine months ended April 30, 2012, the Company reported net revenue of $562.8 million, an operating loss of $22.5 million, a loss from continuing operations before income taxes of $17.4 million, a net loss of $17.9 million and a gross margin percentage of 10.1%. During the nine months ended April 30, 2012, the Company received approximately $3.4 million from the release by TFL Enterprises LLC, the former owner of TFL, of funds held in escrow since the date of the TFL acquisition in settlement of potential claims. The amount of $3.4 million had a favorable impact on selling, general and administrative expenses during the nine months ended April 30, 2012. We currently conduct business in many countries including the Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia, India, and Mexico, in addition to our United States operations. At April 30, 2012, we had cash and cash equivalents and available-for-sale securities of $78.6 million, and working capital of $134.5 million.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and the sustained economic uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The market for our services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. During the three and nine months ended April 30, 2012, our gross margin percentage was 8.6% and 10.1%, respectively. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally react to margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients or to our clients’ end markets to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the nine months ended April 30, 2012, sales to Hewlett-Packard and Advanced Micro Devices accounted for approximately 31% and 10%, respectively, of our consolidated net revenue. For the nine months ended April 30, 2011, sales to Hewlett-Packard and Advanced Micro Devices accounted for approximately 27% and 9%, respectively, of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

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

Results of Operations

Three months ended April 30, 2012 compared to the three months ended April 30, 2011

Net Revenue:

	Three Months Ended April 30, 2012	As a % of Total Net Revenue	Three Months Ended April 30, 2011 (As Restated)	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$58,825	33.0%	$70,652	34.2%	$(11,827)	(16.7)%
Asia	56,642	31.7%	56,934	27.6%	(292)	(0.5)%
Europe	50,706	28.4%	63,444	30.7%	(12,738)	(20.1)%
TFL	5,012	2.8%	6,415	3.1%	(1,403)	(21.9)%
All other	7,380	4.1%	9,134	4.4%	(1,754)	(19.2)%

Total	$178,565	100.0%	$206,579	100.0%	$(28,014)	(13.6)%

Net revenue decreased by approximately $28.0 million during the three months ended April 30, 2012, as compared to the same period in the prior year. This decrease was primarily a result of lower volumes from certain existing client programs as compared to the year-ago period. Approximately $105.2 million of the net revenue for the three months ended April 30, 2012 related to the procurement and re-sale of materials as compared to $123.1 million for the three months ended April 30, 2011.

During the three months ended April 30, 2012, net revenue in the Americas region decreased by approximately $11.8 million. This decrease primarily resulted from the cancellation of a certain client program due to discontinuance of one of the client’s products and decreases in order volumes for certain other client programs. Within the Europe region, the net revenue decrease of approximately $12.7 million was driven by decreases in order volumes for certain client programs, as a result of challenging economic and client-specific conditions within this region. Net revenue for TFL and e-Business decreased by approximately $1.4 million and $1.8 million, respectively, due to lower order volumes as compared to the same period in the prior year.

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

Cost of Revenue:

	Three Months Ended April 30, 2012	As a % of Segment Net Revenue	Three Months Ended April 30, 2011 (As Restated)	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$57,834	98.3%	$69,672	98.6%	$(11,838)	(17.0)%
Asia	45,147	79.7%	44,009	77.3%	1,138	2.6%
Europe	48,038	94.7%	60,145	94.8%	(12,107)	(20.1)%
TFL	5,521	110.2%	5,691	88.7%	(170)	(3.0)%
All other	6,606	89.5%	7,395	81.0%	(789)	(10.7)%

Total	$163,146	91.4%	$186,912	90.5%	$(23,766)	(12.7)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $23.8 million for the three months ended April 30, 2012, as compared to the three months ended April 30, 2011, primarily due to lower order volumes. On a consolidated basis, gross margin for the third quarter of fiscal year 2012 was 8.6% as compared to 9.5% in the prior year quarter. For the three months ended April 30, 2012, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 1.7%, 20.3% and 5.3%, as compared to 1.4%, 22.7% and 5.2%, respectively, for the same period of the prior year. The increase in gross margin within the Americas region is attributed to the favorable impact of cost reduction programs at certain facilities. The decrease in Asia and Europe is attributed to the effect of the fixed portions of indirect labor and infrastructure costs on lower volumes during the quarter, which were partially offset by a favorable impact from client mix.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly in China, matures.

Selling, General and Administrative Expenses:

	Three Months Ended April 30, 2012	As a % of Segment Net Revenue	Three Months Ended April 30, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$4,111	7.0%	$3,898	5.5%	$213	5.5%
Asia	6,870	12.1%	5,814	10.2%	1,056	18.2%
Europe	5,754	11.3%	5,727	9.0%	27	0.5%
TFL	1,108	22.1%	953	14.9%	155	16.3%
All other	962	13.0%	1,007	11.0%	(45)	(4.5)%

Sub-total	18,805	10.5%	17,399	8.4%	1,406	8.1%
Corporate-level activity	4,710	—	3,389	—	1,321	39.0%

Total	$23,515	13.2%	$20,788	10.1%	$2,727	13.1%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended April 30, 2012 increased by approximately $2.7 million compared to the three-month period ended April 30, 2011, primarily as a result of a $1.9 million increase in professional fees for consultants to assist with the Company’s evaluation of strategic alternatives, the SEC Inquiry, and other consulting projects, a $0.9 million increase in salary costs within the Company’s sales organization, and a $0.6 million increase in insurance costs. These increases were partially offset by a $0.7 million decrease in costs within the Company’s IT organization resulting from cost reduction activities.

Amortization of Intangible Assets:

	Three Months Ended April 30, 2012	As a % of Segment Net Revenue	Three Months Ended April 30, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$38	0.1%	$399	0.6%	$(361)	(90.5)%
Asia	—	—	369	0.6%	(369)	(100.0)%
Europe	—	—	—	—	—	—
TFL	46	0.9%	47	0.7%	(1)	(2.1)%
All other	247	3.3%	247	2.7%	—	—

Total	$331	0.2%	$1,062	0.5%	$(731)	(68.8)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., ModusLink OCS, ModusLink PTS and TFL. The $0.7 million decrease in amortization expense is due to the intangible assets related to Modus Media, Inc. becoming fully amortized during the quarter ended April 30, 2011. The remaining intangible assets are being amortized over lives ranging from 1 to 4 years.

Impairment of Goodwill and Long-lived Assets:

	Three months Ended April 30, 2012	As a % of Segment Net Revenue	Three months Ended April 30, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$—	—	$—	—	$—	—
Asia	—	—	—	—	—	—
Europe	1,128	2.2%	—	—	1,128	—
TFL	934	18.6%	—	—	934	—
All other	—	—	—	—	—	—

Total	$2,062	1.2%	$—	—	$2,062	—

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

During the third quarter of fiscal year 2012, indicators of potential impairment caused the Company to conduct an interim impairment test for the long-lived assets of TFL, which includes amortizable intangible assets. These indicators included continued operating losses and increasingly adverse trends that resulted in further deterioration of current operating results and future prospects of the TFL reporting unit. These adverse trends included increased competition for and a decline in the supply of quality products at a reasonable cost and the emergence and growth of new competitors for TFL.

As a result of the impairment test, in connection with preparation of financial statements for the quarter ended April 30, 2012, the Company concluded that TFL’s long-lived assets were impaired and recorded a $0.9 million non-cash impairment charge. The $0.9 million impairment charge consisted of $0.5 million of intangible assets and $0.4 million of fixed assets. The intangible asset impairment charge for TFL is deductible as amortization for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows.

In addition, during the third quarter of fiscal year 2012, indicators of potential impairment caused the Company to conduct an interim impairment test for the fixed assets of its facility in Kildare, Ireland. These indicators included declining revenues and increasingly adverse trends that resulted in further deterioration of current operating results and future prospects of the Kildare facility. These adverse trends included declines in sales volumes resulting from the loss of certain client programs, pricing pressure from existing clients, and the emergence and growth of new competitors for the services performed in Kildare.

As a result of the impairment test, in connection with preparation of financial statements for the quarter ended April 30, 2012, the Company concluded that Kildare’s fixed assets were impaired and recorded a $1.1 million non-cash impairment charge. This charge has been recorded as a component of “impairment of goodwill and long-lived assets” in the accompanying condensed consolidated statements of operations. The impairment charge did not affect the Company’s liquidity or cash flows.

Restructuring, net:

	Three Months Ended April 30, 2012	As a % of Segment Net Revenue	Three Months Ended April 30, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$4	0.0%	$—	—	$4	—
Asia	4	0.0%	—	—	4	—
Europe	(99)	(0.2)%	—	—	(99)	—
TFL	517	10.3%	—	—	517	—
All other	69	0.9%	—	—	69	—

Sub-total	$495	0.3%	$—	—	$495	—
Corporate-level activity	—	—	—	—	—	—

Total	$495	0.3%	$—	—	$495	—

During the three months ended April 30, 2012, the Company recorded a net restructuring charge of $0.5 million. Of this amount, approximately $0.5 million related to a workforce reduction of 87 employees within TFL and $0.1 million related to a workforce reduction of 4 employees within e-Business. These costs were partially offset by a $0.1 million reversal of restructuring costs associated with employee termination benefits within the Europe region.

Interest Income/Expense:

During the three months ended April 30, 2012 and 2011, interest income was approximately $0.1 million for both periods.

During the three months ended April 30, 2012 and 2011, interest expense totaled approximately $0.1 million for both periods. Interest expense recorded in both periods related primarily to the Company’s stadium obligation.

Other Gains, net:

Other gains, net, were approximately $6.9 million for the three months ended April 30, 2012. During the three months ended April 30, 2012, the Company extinguished accrued pricing liabilities of approximately $7.5 million, partially offset by foreign exchange losses of approximately $0.4 million. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions in Asia.

Other gains, net, as restated, were approximately $5.5 million for the three months ended April 30, 2011. During the three months ended April 30, 2011, the Company extinguished accrued pricing liabilities of approximately $7.2 million, partially offset by foreign exchange losses of approximately $1.5 million. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions in Europe and Asia, partially offset by net gains in the Americas.

Equity in Losses of Affiliates and Impairments:

Equity in losses of affiliates and impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates was $3.1 million and $0.4 million for the three months ended April 30, 2012 and 2011, respectively.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of subjective judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary.

During the three months ended April 30, 2012, the Company became aware that there may be indicators of impairment for a certain investment in the @Ventures portfolio of companies. The Company completed its evaluation for impairment in connection with the preparation of the financial statements for the quarter ended April 30, 2012 and determined that the investment was impaired. As a result, the Company recorded an impairment charge of approximately $2.8 million during the quarter ended April 30, 2012. There was no impairment charge recorded for the quarter ended April 30, 2011.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $10.8 million of investments in affiliates at April 30, 2012 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.1 million to $2.2 million.

Income Tax Expense:

During the three months ended April 30, 2012, the Company recorded income tax benefit of approximately $1.2 million, as compared to income tax expense of $1.3 million for the same period in the prior fiscal year. For the three months ended April 30, 2012 and 2011, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions. The decrease in income tax expense recorded during the three months ended April 30, 2012 was primarily the result of a change in the mix of earnings in various jurisdictions as compared to the year-ago period and certain discrete tax items. These discrete tax items included a tax benefit from the reversal of liability for uncertain tax positions of approximately $1.0 million, primarily due to the favorable resolution of outstanding audits during the third quarter of fiscal 2012.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the three months ended April 30, 2012 and 2011, the Company recorded a loss from discontinued operations of $0.1 million for both periods. The loss from discontinued operations in both periods relates to the accretion of the liability related to a facility lease obligation.

Results of Operations

Nine months ended April 30, 2012 compared to the nine months ended April 30, 2011

Net Revenue:

	Nine months Ended April 30, 2012	As a % of Total Net Revenue	Nine months Ended April 30, 2011 (As Restated)	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$187,835	33.4%	$227,438	33.7%	$(39,603)	(17.4)%
Asia	168,506	29.9%	176,722	26.2%	(8,216)	(4.6)%
Europe	159,020	28.3%	218,008	32.3%	(58,988)	(27.1)%
TFL	21,979	3.9%	23,943	3.5%	(1,964)	(8.2)%
All other	25,457	4.5%	28,950	4.3%	(3,493)	(12.1)%

Total	$562,797	100.0%	$675,061	100.0%	$(112,264)	(16.6)%

Net revenue decreased by approximately $112.3 million during the nine months ended April 30, 2012, as compared to the same period in the prior year. This decrease was primarily a result of lower volumes from certain existing client programs as well as a decline in new business as compared to the year-ago period. Approximately $329.6 million of the net revenue for the nine months ended April 30, 2012 related to the procurement and re-sale of materials as compared to $409.6 million for the nine months ended April 30, 2011.

During the nine months ended April 30, 2012, net revenue in the Americas region decreased by approximately $39.6 million. This decrease primarily resulted from the cancellation of a certain client program that was no longer profitable to the Company and decreases in order volumes for certain other client programs. Within the Asia region, the net revenue decrease of approximately $8.2 million primarily resulted from short-term supply constraints for certain client programs, as a result of the impact of the flooding in Thailand. This decrease was partially offset by a non-recurring $4.0 million price concession for a certain client program which was recorded as a reduction of revenue in the first quarter of the prior fiscal year. Within the Europe region, the net revenue decrease of approximately $59.0 million was driven by decreases in client order volumes, as a result of challenging economic and client-specific conditions within this region. At TFL, net revenue decreased by $2.0 million during the nine months ended April 30, 2012 compared to the prior year period due to increased competition in the market. Within e-Business, the net revenue decrease of approximately $3.5 million was driven by decreases in client order volumes.

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

Cost of Revenue:

	Nine months Ended April 30, 2012	As a % of Segment Net Revenue	Nine months Ended April 30, 2011 (As Restated)	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$181,616	96.7%	$222,358	97.8%	$(40,742)	(18.3)%
Asia	130,146	77.2%	138,467	78.4%	(8,321)	(6.0)%
Europe	150,528	94.7%	203,688	93.4%	(53,160)	(26.1)%
TFL	22,392	101.9%	23,231	97.0%	(839)	(3.6)%
All other	21,419	84.1%	23,962	82.8%	(2,543)	(10.6)%

Total	$506,101	89.9%	$611,706	90.6%	$(105,605)	(17.3)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $105.6 million for the nine months ended April 30, 2012, as compared to the nine months ended April 30, 2011, primarily due to lower order volume. Gross margins for the first nine months of fiscal year 2012 were 10.1% as compared to 9.4% in the first nine months of fiscal year 2011. This increase is attributed to a non-recurring $4.0 million price concession for a certain client program which was recorded as a reduction of revenue in the prior year period which had a negative impact on gross margin.

For the nine months ended April 30, 2012, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 3.3%, 22.8% and 5.3%, as compared to 2.2%, 21.6% and 6.6%, respectively, for the same period of the prior year. The increase in gross margin within the Americas region is attributed to the favorable impact of cost reduction programs at certain facilities. Within the Asia region, the increase in gross margin is primarily attributed to the non-recurring $4.0 million price concession recorded in the prior year period, which was partially offset by unfavorable client and product mix. Within the Europe region, the decrease in gross margin is attributed to the effect of the fixed portions of indirect labor and infrastructure costs on lower volumes and an unfavorable change in client mix. Gross margin for TFL for the nine months ended April 30, 2012 was (1.9)% compared with 3.0% in the prior year period. The decrease in gross margin is primarily attributed to higher inventory related charges during the nine months ended April 30, 2012 compared to the prior year period.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly in China, matures.

Selling, General and Administrative Expenses:

	Nine months Ended April 30, 2012	As a % of Segment Net Revenue	Nine months Ended April 30, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$11,664	6.2%	$11,699	5.1%	$(35)	(0.3)%
Asia	19,508	11.6%	17,290	9.8%	2,218	12.8%
Europe	16,567	10.4%	16,880	7.7%	(313)	(1.9)%
TFL	3,583	16.3%	3,621	15.1%	(38)	(1.0)%
All other	2,839	11.2%	2,769	9.6%	70	2.5%

Sub-total	54,161	9.6%	52,259	7.7%	1,902	3.6%
Corporate-level activity	16,159	—	11,538	—	4,621	40.1%

Total	$70,320	12.5%	$63,797	9.5%	$6,523	10.2%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation and marketing expenses. Selling, general and administrative expenses during the nine months ended April 30, 2012 increased by approximately $6.5 million compared to the nine month period ended April 30, 2011, primarily as a result of a $10.5 million increase in professional fees for consultants to assist with the Company’s proxy contest, investments in sales and marketing and cost alignment initiatives, evaluation of strategic alternatives, the SEC Inquiry and other consulting projects within the Company’s finance and marketing organizations, and a $1.2 million increase in salary costs within the Company’s sales organization. These increases were partially offset by a non-recurring receipt of approximately $3.4 million from the release of TFL Enterprises LLC, the former owner of TFL, of funds held in escrow since the date of the TFL acquisition in settlement of potential claims, and a $1.8 million decrease in costs within the Company’s IT organization resulting from cost reduction activities.

Amortization of Intangible Assets:

	Nine months Ended April 30, 2012	As a % of Segment Net Revenue	Nine months Ended April 30, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$113	0.1%	$1,911	0.8%	$(1,798)	(94.1)%
Asia	—	—	1,107	0.6%	(1,107)	(100.0)%
Europe	—	—	—	—	—	—
TFL	140	0.6%	660	2.8%	(520)	(78.8)%
All other	742	2.9%	742	2.6%	—	—

Total	$995	0.2%	$4,420	0.7%	$(3,425)	(77.5)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., ModusLink OCS, ModusLink PTS and TFL. The $3.4 million decrease in amortization expense is due to the write-off of certain intangible assets during the quarter ended January 31, 2011 and that the intangible assets related to the Modus Media Inc. acquisition have been fully amortized. The remaining intangible assets are being amortized over lives ranging from 1 to 4 years.

Impairment of Goodwill and Long-lived Assets:

	Nine months Ended April 30, 2012	As a % of Segment Net Revenue	Nine months Ended April 30, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$—	—	$15,889	7.0%	$(15,889)	(100.0)%
Asia	—	—	—	—	—	—
Europe	1,128	0.7%	—	—	1,128	—
TFL	934	4.2%	11,277	47.1%	(10,343)	(91.7)%
All other	—	—	—	—	—	—

Total	$2,062	0.4%	$27,166	4.0%	$(25,104)	(92.4)%

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

During the third quarter of fiscal year 2012, indicators of potential impairment caused the Company to conduct an interim impairment test for the long-lived assets of TFL, which includes amortizable intangible assets. These indicators included continued operating losses and increasingly adverse trends that resulted in further deterioration of current operating results and future prospects of the TFL reporting unit. These adverse trends included increased competition for and a decline in the supply of quality products at a reasonable cost and the emergence and growth of new competitors for TFL.

As a result of the impairment test, in connection with preparation of financial statements for the quarter ended April 30, 2012, the Company concluded that TFL’s long-lived assets were impaired and recorded a $0.9 million non-cash impairment charge. The $0.9 million impairment charge consisted of $0.5 million of intangible assets and $0.4 million of fixed assets. The intangible asset impairment charge for TFL is deductible as amortization for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows.

In addition, during the third quarter of fiscal year 2012, indicators of potential impairment caused the Company to conduct an interim impairment test for the fixed assets of its facility in Kildare, Ireland. These indicators included declining revenues and increasingly adverse trends that resulted in further deterioration of current operating results and future prospects of the Kildare facility. These adverse trends included declines in sales volumes resulting from the loss of certain client programs, pricing pressure from existing clients, and the emergence and growth of new competitors for the services performed in Kildare.

As a result of the impairment test, in connection with preparation of financial statements for the quarter ended April 30, 2012, the Company concluded that Kildare’s fixed assets were impaired and recorded a $1.1 million non-cash impairment charge. This charge has been recorded as a component of “impairment of goodwill and long-lived assets” in the accompanying condensed consolidated statements of operations. The impairment charge did not affect the Company’s liquidity or cash flows.

During the second quarter of fiscal year 2011, indicators of potential impairment caused the Company to conduct an interim impairment test for goodwill and other long-lived assets, which includes amortizable intangible assets for its ModusLink PTS and TFL reporting units. These indicators included continued operating losses, the departure of key personnel, and increasingly adverse trends that resulted in further deterioration of operating results and future prospects for both the ModusLink PTS and TFL reporting units.

As a result of the impairment tests, in connection with preparation of financial statements for the quarter ended January 31, 2011, the Company concluded that its goodwill was impaired and recorded a $13.2 million non-cash goodwill impairment charge, consisting of $7.1 million for ModusLink PTS and $6.1 million for TFL during the three months ended January 31, 2011. The Company also determined that its intangible assets were impaired and recorded a $14.0 million non-cash intangible asset impairment charge, consisting of $8.8 million for ModusLink PTS and $5.2 million for TFL during the three months ended January 31, 2011. The goodwill and intangible asset impairment charges for ModusLink PTS are not deductible for tax purposes. The goodwill and intangible asset impairment charges for TFL are deductible as amortization for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows.

Restructuring and Other, net:

	Nine months Ended April 30, 2012	As a % of Segment Net Revenue	Nine months Ended April 30, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$752	0.4%	$608	0.3%	$144	23.7%
Asia	680	0.4%	586	0.3%	94	16.0%
Europe	3,677	2.3%	6	—	3,671	61183.3%
TFL	650	3.0%	—	—	650	—
All other	88	0.3%	1	—	87	8700.0%

Sub-total	$5,847	1.0%	$1,201	0.2%	$4,646	386.8%
Corporate-level activity	—	—	—	—	—	—

Total	$5,847	1.0%	$1,201	0.2%	$4,646	386.8%

During the nine months ended April 30, 2012, the Company recorded a net restructuring charge of approximately $5.8 million. Of this amount, $3.7 million related to a workforce reduction of 48 employees in Europe, $0.5 million related to a workforce reduction of 87 employees within TFL, $0.5 million related to a workforce reduction of 144 employees in China, $0.4 million related to a workforce reduction of 5 employees within the Company’s IT organization, $0.1 million related to a workforce reduction of 4 employees within e-Business, and $0.4 million related to certain contractual obligations in connection with the restructuring of a facility in the ModusLink PTS business.

During the nine months ended April 30, 2011, the Company recorded a net restructuring charge of approximately $1.2 million. Of this amount, approximately $1.1 million related to the workforce reduction of 55 employees in the Americas and Asia. For the nine months ended April 30, 2011 approximately $0.1 million of the recorded net restructuring charge related to changes in estimates for previously recorded facilities lease obligations primarily based on changes to the underlying assumptions.

Interest Income/Expense:

During the nine months ended April 30, 2012, interest income increased to $0.3 million from $0.2 million in the year-ago period. The increase in interest income was the result of higher average interest rates during the current period compared to the same period in the prior fiscal year.

Interest expense totaled approximately $0.3 million and $0.4 million for the nine months ended April 30, 2012 and 2011, respectively. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Gains, net:

Other gains, net, were approximately $8.9 million for the nine months ended April 30, 2012. During the nine months ended April 30, 2012, the Company extinguished accrued pricing liabilities of approximately $7.5 million and foreign exchange gains of approximately $1.6 million. These net gains primarily related to realized and unrealized losses from foreign currency exposures and settled transactions in Europe and Asia, partially offset by net losses in the Americas.

Other gains, net, as restated, were approximately $9.6 million for the nine months ended April 30, 2011. During the nine months ended April 30, 2011, the Company extinguished accrued pricing liabilities of approximately $13.5 million, partially offset by foreign exchange losses of approximately $3.5 million. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions in Europe and Asia, partially offset by net losses in the Americas.

Equity in Losses of Affiliates and Impairments:

Equity in losses of affiliates and impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates was $3.8 million and $2.2 million for the nine months ended April 30, 2012 and 2011, respectively.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of subjective judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition.

The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges of $2.9 million and $1.2 million during the nine months ended April 30, 2012 and 2011, respectively, related to its investment in a privately held company. This impairment charge is included in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statements of Operations.

During the three months ended April 30, 2012, the Company became aware that there may be indicators of impairment for a certain investment in the @Ventures portfolio of companies. The Company completed its evaluation for impairment in connection with the preparation of the financial statements for the quarter ended April 30, 2012 and determined that the investment was impaired. As a result, the Company recorded an impairment charge of approximately $2.8 million during the quarter ended April 30, 2012. There was no impairment charge recorded for the quarter ended April 30, 2011.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $10.8 million of investments in affiliates at April 30, 2012 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.1 million to $2.2 million.

Income Tax Expense:

During the nine months ended April 30, 2012, the Company recorded income tax expense of approximately $1.1 million, as compared to income tax expense of $3.8 million for same period in the prior fiscal year. For the nine months ended April 30, 2012 and 2011, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions. The decrease in income tax expense recorded during the nine months ended April 30, 2012 was primarily the result of a change in the mix of earnings in various jurisdictions as compared to the year-ago period and certain discrete tax items. These discrete tax items included a tax benefit from the reversal of liability for uncertain tax positions of approximately $1.0 million, primarily due to the favorable resolution of outstanding audits during the third quarter of fiscal 2012.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the nine months ended April 30, 2012, the Company recorded income from discontinued operations of approximately $0.6 million, as compared to a loss of $0.2 million for same period in the prior fiscal year. The increase of $0.8 million is attributable to the execution of a sublease of the Company’s previously abandoned facility, which resulted in an adjustment to the Company’s estimate of future minimum lease payments recoverable through sublease receipts.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, returns generated by our venture capital investments and borrowings from lending institutions. As of April 30, 2012, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $78.5 million. The Company’s working capital at April 30, 2012 was approximately $134.5 million. In addition, on February 1, 2010 the Company and certain of its domestic subsidiaries entered into an Amended and Restated Credit Agreement and a Security Agreement (the “Credit Facility”) with a bank syndicate. The Credit Facility provided a senior secured revolving credit facility up to an initial aggregate principal amount of $40.0 million, which was reduced to $15.0 million on August 16, 2012, and was secured by substantially all of the domestic assets of the Company. The Credit Facility expired by its terms on October 31, 2012. Interest on the Credit Facility was based on the type of borrowing, at the base rate or the Eurodollar rate plus an applicable rate that varied from 1.50% to 2.00% for the base rate and 2.50% to 3.00% for the Eurodollar rate depending on the Company’s consolidated leverage ratio.

On October 31, 2012, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “New Credit Facility”) with Wells Fargo Bank, National Association as lender and agent for the lenders party thereto. The New Credit Facility provides a senior secured revolving credit facility up to an initial aggregate principal amount of $50.0 million or the calculated borrowing base and is secured by substantially all of the domestic assets of the Company. As of October 31, 2012, the calculated borrowing base was $36.0 million. The New Credit Facility terminates on October 31, 2015. Interest on the New Credit Facility is based at the Company’s options of LIBOR plus 2.5% or at a base rate plus 1.5%. The New Credit Facility includes one restrictive financial covenant, which is minimum EBITDA, and restrictions that limit the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders.

On April 30, 2012, the Company did not have any debt outstanding and had letters of credit for $0.2 million outstanding under the credit facility.

In addition, the Company maintains a credit facility of approximately $1.0 million in Taiwan. As of April 30, 2012, $34 thousand was outstanding under this facility.

Cash used in operating activities of continuing operations represents income (loss) from continuing operations as adjusted for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities of continuing operations was $16.3 million during the nine months ended April 30, 2012, as compared to net cash provided by operating activities of continuing operations of $0.3 million during the prior year period. The $16.6 million increase in cash used in operating activities of continuing operations for the nine months ended April 30, 2012 compared with the same period in the prior year was due to a $16.7 million increase in loss from continuing operations as adjusted for non-cash items offset by a $0.1 million increase in cash resulting from changes in operating assets and liabilities. During the nine months ended April 30, 2012, non-cash items included depreciation expense of $10.7 million, impairment of goodwill and long-lived assets of $2.1 million, share-based compensation of $2.4 million, amortization of intangible assets of $1.0 million, non-operating gains, net, of $8.9 million, and equity in losses of affiliates and impairments of $3.8 million. The increases in accounts receivable and inventory are due to seasonal demands of clients and due to the high dollar value of inventory for a new client program. The increase in accounts payable is due to the high dollar value of inventory for a new client program and increases in costs related to the Company’s proxy contest.

During the nine months ended April 30, 2011, non-cash items included depreciation expense of $12.4 million, impairment of goodwill and intangibles assets of $27.2 million, share-based compensation of $2.6 million, amortization of intangible assets of $4.4 million, non-operating gains, net, of $9.6 million, and equity in losses of affiliates and impairments of $2.2 million.

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

Investing activities of continuing operations used cash of $11.7 million and $8.8 million during the nine months ended April 30, 2012 and 2011, respectively. The $11.7 million of cash used in investing activities during the nine months ended April 30, 2012 resulted primarily from $9.1 million in capital expenditures and $2.6 million of investments in affiliates. The $8.8 million of cash used by investing activities during the nine months ended April 30, 2011 resulted primarily from $6.5 million in capital expenditures and $2.5 million of investments in affiliates. As of April 30, 2012, the Company had a carrying value of $10.8 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities of continuing operations used cash of $0.2 million and $41.5 million during the nine months ended April 30, 2012 and 2011, respectively. The $0.2 million of cash used for financing activities of continuing operations during the nine months ended April 30, 2012 primarily related to $92 thousand of capital lease repayments and $176 thousand used to repurchase the Company’s common stock which were partially offset by $91 thousand of proceeds from the issuance of common stock. The $41.5 million of cash used for financing activities of continuing operations during the nine months ended April 30, 2011 primarily related to a $40.0 million payment of a special dividend, $1.6 million of cash used to repurchase the Company’s common stock and $78 thousand of capital lease repayments, which were partially offset by $0.2 million of proceeds from the issuance of common stock. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used in discontinued operations totaled $1.2 million and $1.3 million for the nine months ended April 30, 2012 and 2011, respectively, primarily for ongoing lease obligations.

Given the Company’s cash resources as of April 30, 2012, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. There are no material capital expenditure requirements as of April 30, 2012. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Arrangements

The Company does not have any significant off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012, which will be filed with the SEC immediately after the filing of this Form 10-Q. The Company’s gross liability for unrecognized tax benefits was approximately $1.3 million and approximately $70 thousand of accrued interest and penalties as of April 30, 2012. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of April 30, 2012, the Company had no recorded liabilities with respect to these arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory, restructuring, share-based compensation expense, goodwill and long-lived assets, investments, and income taxes. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: determining the valuation of inventory and related reserves; determining future lease assumptions related to restructured facility lease obligations; measuring share-based compensation expense; determining projected and discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; preparing investment valuations; and establishing income tax valuation allowances and liabilities are the estimates most likely to have a material impact on our financial position and results of operations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, there can be no assurance that actual results will not differ materially from those estimates.

During the three and nine months ended April 30, 2012, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

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

As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our consolidated balance sheets and adjustments to the fair value during this holding period are recorded in the Consolidated Statement of Operations. As of April 30, 2012, the Company did not have any foreign currency exchange contracts outstanding.

Interest Rate Risk

At April 30, 2012, the Company had no outstanding borrowings under its Credit Facility with a bank syndicate and the Company had no open derivative positions with respect to its borrowing arrangements.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis, principally foreign currency forward contracts, to minimize the transaction exposure that results from such fluctuations. As of April 30, 2012, the Company did not have any outstanding foreign currency forward contracts.

Revenues from our foreign operating segments accounted for approximately 60.1% and 58.2% of total revenues during the three and nine months ended April 30, 2012, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended April 30, 2012, we recorded a foreign currency translation gain of $0.6 million and for the nine months ended April 30, 2012, we recorded a foreign currency translation loss of $6.7 million. These foreign currency translation gains and losses were recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three and nine months ended April 30, 2012, we recorded realized and unrealized foreign currency transaction losses of $0.4 million and gains of $1.5 million, respectively which were recorded in “Other gains (losses), net” in our Consolidated Statement of Operations.

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

Background

As previously reported in the Company’s Current Report on Form 8-K dated June 9, 2012, the Audit Committee, in consultation with management and the Board of Directors, concluded that the Company’s previously issued financial statements for the fiscal years ended July 31, 2009 through 2011 and the first two quarters of fiscal year 2012, and selected unaudited financial data for fiscal years 2007 and 2008, should no longer be relied upon. Accordingly, the Company has restated its previously issued financial statements for those periods. The Company is correcting the underlying errors for those periods within its Annual Report on Form 10-K for the year ended July 31, 2012, which will be filed with the SEC immediately after the filing of this Form 10-Q. See Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background on the Restatement and Note 3, Restatement of Previously Issued Financial Statements of the Notes to Consolidated Financial Statements included in Part II—Item 8—Financial Statements and Supplementary Data.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Financial Officer (who is also performing the functions of the Principal Executive Officer) of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. “Disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Financial Officer (who is also performing the functions of the Principal Executive Officer) concluded that our disclosure controls and procedures were not effective as of April 30, 2012 because of the material weaknesses in internal control over financial reporting discussed below and our resulting inability to timely file this Quarterly Report on Form 10-Q.

Notwithstanding the material weaknesses discussed below, our management, based upon the substantive work performed during the restatement process has concluded that our consolidated financial statements included in the Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the U.S.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of management, including the Chief Financial Officer (who is also performing the functions of the Principal Executive Officer), following the fiscal year ended July 31, 2012, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management identified material weaknesses in the Company’s internal control over financial reporting at July 31, 2012. Management believes that the material weaknesses described below existed at April 30, 2012 and has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2012, based on the criteria established by COSO.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of April 30, 2012:

The Company’s internal controls were not sufficient to ensure that the Company complied with the terms of certain cost-plus and cost-pass-through client contracts when calculating the prices charged to clients. More specifically, the Company did not maintain adequate controls related to:

•

contract administration to ensure an appropriate understanding and sufficient communication of relevant contract terms, including pricing terms, between individuals responsible for accumulating costs and individuals responsible for establishing client prices under certain cost-based client contracts;

•

the accuracy of the allocation of vendor rebates received to the costs incurred under certain cost-based client contracts to ensure that sales pricing is compliant with the underlying client contracts;

•	the accuracy of cost mark-ups related to certain cost-based client contracts to ensure that sales pricing is compliant with the underlying client contracts.

As a result of these pricing controls material weaknesses, the Company overstated revenue and understated other income and accrued pricing liabilities in the accounting records as of and for the three and nine month periods ended April 30, 2012. These deficiencies resulted in material misstatements in the accounting records, which were corrected by management prior to the issuance of the Company’s condensed consolidated financial statements for the third quarter of fiscal year 2012. These deficiencies also resulted in material misstatements in the financial statements of previously reported annual and interim periods, as described under Background above, which were corrected by management in the restatement of those financial statements.

In addition, the Company’s internal controls were not sufficient to ensure that the Company records its income tax expense correctly. More specifically, the Company did not maintain adequately designed controls to monitor changes in the status of uncertain tax positions in foreign tax jurisdictions.

As a result of this income tax control material weakness, the Company overstated accrued income taxes as of April 30, 2012. This deficiency resulted in a material misstatement in the accounting records, which was corrected by management prior to the issuance of the Company’s third quarter 2012 condensed consolidated financial statements. This deficiency also resulted in a material misstatement in the financial statements of previously reported annual and interim periods, as described under Background above, which were corrected by management in the restatement of those financial statements.

Plan for Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment.

Following the quarter ended April 30, 2012, the Company implemented a new control, whereby the Company reviews and analyzes, at the Corporate level, rebates on a global basis and pricing mark-ups by client each quarter. This improvement to the Company’s internal controls, in the short term, will allow the Company to check the accuracy of the amount of the revenue reductions attributable to rebates and mark-ups in accordance with client contractual terms. Management will adjust revenue based on its investigation of contracts, vendor invoices, rebates received, and client billings (including whether billings are in alignment with contracts related to rebates and pricing mark-ups).

On a longer term basis, management is in the process of performing a review of all process- and transaction-level controls, in addition to assessing relevant monitoring and entity-level controls, in relation to contract administration, purchasing, client invoicing, and availability of relevant information across all three areas. Management expects to enhance existing process-level controls and potentially implement new controls in each area as the processes are redesigned.

Management’s planned actions to further address these issues include:

•	establishing a new policy whereby the Company will enter into new vendor agreements which reflect net pricing only and wind down existing volume discount rebate programs;

•

improving procedures to ensure proper communication and approval of sales contracts, to ensure the contracted terms are understood and adhered to in the areas of client pricing, billings and accounting for revenue transactions;

•	establishing a formal review over the initiation of client and vendor contracts, vendor invoices, rebates received, and invoices sent to clients; and

•

providing additional and on-going revenue recognition training to personnel responsible for the transmittal of revenue related information to accounting and finance personnel to allow for appropriate financial reporting under accounting principles generally accepted in the U.S.

Following the quarter ended April 30, 2012, the Company redesigned its monitoring control for uncertain tax positions and will conduct a review of uncertain tax positions with the Company’s foreign tax consultants at least on an annual basis, and quarterly, if there is an indication of a change in a tax position.

The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and others that will be implemented will remediate the control deficiencies the Company has identified and strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 15, 2012, the staff of the Division of Enforcement of the SEC initiated with the Company an informal inquiry, and later a formal action, regarding the Company’s treatment of rebates associated with volume discounts provided by vendors. To date, the SEC has not asserted any formal claims.

Following the June 11, 2012 announcement of the pending restatement (the “June 11, 2012 Announcement”), shareholders of the Company commenced three purported class actions in the United States District Court for the District of Massachusetts arising from the circumstances described in the June 11, 2012 Announcement (the “Securities Actions”), entitled, respectively:

•

Irene Collier, Individually And On Behalf Of All Others Similarly Situated, vs. ModusLink Global Solutions, Inc., Joseph C. Lawler and Steven G. Crane, Case 1:12-CV-11044-DJC, filed June 12, 2012 (the “Collier Action”);

•

Alexander Shnerer Individually And On Behalf Of All Others Similarly Situated, vs. ModusLink Global Solutions, Inc., Joseph C. Lawler and Steven G. Crane, Case 1:12-CV-11078-DJC, filed June 18, 2012 (the “Shnerer Action”); and

•

Harold Heszkel, Individually and on Behalf of All Others Similarly Situated v. ModusLink Global Solutions, Inc., Joseph C. Lawler, and Steven G. Crane, Case 1:12-CV-11279-DJC, filed July 11, 2012 (the “Heszkel Action”).

Each of the Securities Actions purports to be brought on behalf of those persons who purchased shares of the Company between September 26, 2007 through and including June 8, 2012 (the “Class Period”) and alleges that failure to timely disclose the issues raised in the June 11, 2012 Announcement during the Class Period rendered defendants’ public statements concerning the Company’s financial condition materially false and misleading in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder.

On July 13, 2012, a fourth shareholder commenced a purported derivative action in United States District Court for the District of Massachusetts against the Company (as nominal defendants), and certain of its current and former directors and officers, entitled, Samuel Montini, Derivatively On Behalf Of ModusLink Global Solutions, Inc. v. Joseph C. Lawler, Steven G. Crane, Francis J. Jules, Virginia G. Breen, Michael J. Mardy, Edward E. Lucente, Jeffrey J. Fenton, Joseph M. O’Donnell, William R. McLennan, Thomas H. Johnson, And Anthony J. Bay, Defendants, And ModusLink Global Solutions, Inc., A Delaware Corporation, Nominal Defendant, Case 1:12-CV-11296-DJC and on July 31, 2012, a fifth shareholder commenced a purported derivative action in United States District Court for the District of Massachusetts against the Company (as nominal defendants), and certain of its current and former directors and officers, entitled, Edward Tansey, Derivatively On Behalf Of ModusLink Global Solutions, Inc. v. Joseph C. Lawler, Steven G. Crane, Francis J. Jules, Virginia G. Breen, Michael J. Mardy, Edward E. Lucente, Jeffrey J. Fenton, Joseph M. O’Donnell, William R. McLennan, Thomas H. Johnson, And Anthony J. Bay, Defendants, And ModusLink Global Solutions, Inc., A Delaware Corporation, Nominal Defendant, Civil Action No. 12-CV-11399 (DJC) (collectively, the “Derivative Actions”). The Derivative Actions further assert that as a result of the individual defendants’ alleged actions and course of conduct, the Company is now the subject of the Securities Actions and will incur related expenses and a possible judgment against it. These litigation matters also arise from the issues raised in the June 11, 2012 Announcement and allege that the individual defendants breached their duty of loyalty to the Company by allowing defendants to cause, or by themselves causing, the Company to make improper statements regarding its business prospects and/or by failing to prevent the other Individual Defendants from taking such purportedly illegal actions.

Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, will deny liability, and intends to defend this litigation vigorously.

On October 10, 2012, a sixth shareholder, Donald Reith, served upon the Company’s Board of Directors a demand to institute litigation and take other purportedly necessary, but unidentified, remedial measures to redress and prevent a recurrence of purported breaches of fiduciary duties on the part of the Board and unspecified corporate officers allegedly arising from the same facts and circumstances asserted in the Derivative Actions.

Item 1A.	Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward-looking statements in this document and those we make from time to time through our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenue or earnings or concerning projected plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results. We cannot assure you that actual results will not materially differ from expectations. Forward-looking statements represent our current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to, the following:

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

In addition, the loss of a significant amount of business or program with any key client could cause our revenue to decline. For the nine months ended April 30, 2012, sales to one client, Hewlett-Packard, accounted for approximately 31% of our consolidated net revenue. During the nine months ended April 30, 2012, ten clients accounted for approximately 69% of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us, or to designate us as its sole supplier of any particular services. The loss of business with any key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. We cannot assure you that our revenue from key clients will not decline in future periods.

In addition, ModusLink has been designated as an authorized replicator for Microsoft. This designation provides a license to replicate Microsoft software products and documentation for clients who want to bundle licensed software with their hardware products. This designation is annually renewable at Microsoft’s discretion. A failure to maintain authorized replicator status could result in a reduction in our business and our revenue.

We may have difficulty achieving and sustaining operating profitability, and if we deplete our working capital balances, our business will be materially and adversely affected.

For the nine months ended April 30, 2012, we reported an operating loss of approximately $22.5 million. Our revenue for a particular quarter is difficult to predict and may fluctuate significantly. We anticipate that we will continue to incur significant operating expenses in the future, including significant costs of revenue and selling, general and administrative expenses. Therefore, we cannot assure you that we will achieve or sustain operating profitability in the future. We also have significant commitments and contingencies, including real estate leases, continuing stadium sponsorship obligations, and inventory purchase obligations. We may also use significant amounts of cash to grow and expand our operations. At April 30, 2012, we had consolidated cash, cash equivalents and marketable securities balance of approximately $78.6 million. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

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

The economy and financial markets in the United States, Europe and Asia have experienced extreme disruption during the last four years, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. The businesses of our clients, and in turn our business, is highly dependent on consumer demand, which has been affected by the economic downturn and is highly uncertain. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which could then lead to further challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of clients and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likelihood, duration and severity of disruptions in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.

A decline in the technology sector could reduce our revenue.

A large portion of our revenue comes from clients in the technology sector, which is intensely competitive, very volatile and subject to rapid changes. Declines in the overall performance of the technology sector have in the past and could in the future adversely affect the demand for supply chain management services and reduce our revenue and profitability from these clients. In addition, industry changes, such as the transition of more collateral materials from physical form to digital form, and the convergence of functionality of smartphones, could lessen the demand for certain of our services or devices we currently handle.

Our exposure to financially troubled clients or suppliers may adversely affect our financial results.

We derive a substantial portion of our revenue by providing supply chain management services to a small number of clients, which may in the future experience financial difficulty, particularly in light of conditions in the credit markets and the overall economy. Our suppliers may also experience financial difficulty in this environment. If our clients experience financial difficulty, we could have difficulty recovering amounts owed to us from these clients, or demand for our services from these clients could decline. Additionally, if our suppliers experience financial difficulty, we could have difficulty sourcing supply necessary to fulfill production requirements and meet scheduled shipments. These conditions could adversely affect our financial position and results of operations.

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

Our failure to meet client demands could result in lost revenue, increased expenses and negative publicity.

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

We currently conduct business in many countries including the Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia, India, and Mexico, in addition to our United States operations. International revenue accounted for approximately 58% of our total consolidated net revenue for the nine months ended April 30, 2012. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. There is also additional risk if the foreign currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we may enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

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

The markets for our services are highly competitive and often lack significant barriers to entry, enabling new businesses to enter these markets relatively easily. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our products and services. The market for supply chain management products and services is very competitive, and the intensity of the competition is expected to continue to increase. Any failure to maintain and enhance our competitive position would limit our ability to maintain and increase market share, which would result in serious harm to our business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. In addition, many of our current and potential competitors will continue to have greater financial, technical, operational and marketing resources. We may not be able to compete successfully against these competitors. Competitive pressures may also force prices for supply chain management products and services down and these price reductions may reduce our revenue.

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

The price of our common stock has been volatile and may fluctuate.

The market price of our common stock has been and is likely to continue to be volatile. Our common stock has traded as low as $3.25 per share and as high as $6.00 per share during the nine months ended April 30, 2012. Future market movements unrelated to our performance may adversely affect the market price of our common stock.

We may incur impairments to goodwill or long-lived assets.

We test goodwill for impairment annually or if a triggering event occurs. We also test long-lived assets for impairment if a triggering event occurs. Our policy is to perform the annual impairment testing for all reporting units, determined to be the Americas, Europe, Asia, e-Business, ModusLink PTS and TFL, on July 31 of each fiscal year or whenever events or circumstances change that would more likely than not reduce the fair value of any of our reporting units below its carrying value. We determined that intangible assets were impaired and recorded a non-cash charge of $0.9 million in the third quarter ended April 30, 2012 for the TFL reporting unit. Additionally, in the third quarter of fiscal year 2012, the Company determined that the fixed assets at its facility in Kildare, Ireland, were impaired and recorded a non-cash charge of $1.1 million related to that facility. These impairment charges were recorded in connection with the preparation of our quarterly financial statements for the quarter ended April 30, 2012. The Company performed its annual impairment test on July 31, 2011 and concluded that there was no additional goodwill impairment. We will continue to test goodwill for impairment annually and upon the occurrence of a triggering event.

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

As of April 30, 2012, we had a goodwill balance of $3.1 million related to the e-Business reporting unit. As of April 30, 2012, $23.3 million, $14.0 million, $14.8 million, and $6.8 million of the Company’s long-lived assets related to the Americas, Asia, Europe, and e-Business reporting units, respectively. The long-lived assets of TFL have been fully impaired as of April 30, 2012. As a result of the analyses performed as of July 31, 2011, the Company concluded that there was no impairment on the $3.1 million of goodwill and the Company’s long-lived assets. Goodwill and long-lived asset impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long-term growth rates and the level and timing of future cash flows. As a result, several factors could result in the impairment of some or all of our goodwill balance and our long-lived assets in future periods, including, but not limited to further weakening of the global economy, continued weakness in the industry, or failure of the Company to reach our internal forecasts which could impact our ability to achieve our forecasted levels of cash flows.

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

Investments made by @Ventures are (i) carried at the lesser of their historic cost basis or net realizable value or (ii) accounted for under the equity method of accounting, if we hold at least 20% but less than 50% of the issued and outstanding stock of the investee. At April 30, 2012, these investments had a carrying value of $10.8 million.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. We recorded non-cash impairment charges related to our @Ventures investments of approximately $2.9 million and $1.2 million during the nine months ended April 30, 2012 and 2011. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of subjective judgment. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations.

Future proxy contests could be disruptive and costly and the possibility that activist stockholders may wage proxy contests or gain representation on or control of our Board of Directors could cause uncertainty about the direction of our business.

For the 2012 Annual Meeting of Stockholders, three stockholders have notified the Company that they intend to make director nominations. In connection with the 2011 Annual Meeting of Stockholders, we were engaged in a contested election with an activist stockholder for seats on the Board of Directors. Also, in connection with the 2010 Annual Meeting of Stockholders activist stockholders threatened a proxy contest, which ultimately resulted in a settlement. Future proxy contests, if any, could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Perceived uncertainties as to our future direction as a result of changes to composition of the Board of Directors may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential clients, and make it more difficult to attract and retain qualified personnel. In addition, disagreement among our directors about the direction of our business could impair our ability to effectively execute our strategic plan.

We face risks related to the ongoing SEC Inquiry.

As previously disclosed, on February 15, 2012, the Division of Enforcement of the SEC informed the Company that it was conducting an inquiry regarding the Company’s treatment of rebates associated with volume discounts provided by vendors. The Company, at the direction of the Audit Committee of the Company’s Board of Directors, is cooperating fully with the SEC staff’s inquiry. At this point, we are unable to predict what, if any, consequences the SEC inquiry may have on us. However, the inquiry has resulted and could continue to result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or other amounts and could become subject to injunctions, an administrative cease and desist order, and/or other equitable remedies. The filing of our restated financial statements to correct the discovered accounting errors will not resolve the SEC inquiry. Further, the resolution of the SEC inquiry could require the filing of additional restatements of our prior financial statements, and/or our restated financial statements, or require that we take other actions not presently contemplated. We can provide no assurances as to the outcome of the SEC inquiry.

Litigation pending against us could materially impact our business and results of operations.

We are currently party to various legal and other proceedings. In particular, certain putative class actions and stockholder derivative actions have been filed against us in response to our announcement of the restatement. See Item 1, Legal Proceedings. These matters may involve substantial expense to us, which could have a material adverse impact on our financial position and our results of operations. We can provide no assurances as to the outcome of any litigation.

Management’s determination that material weaknesses exist in our internal controls over financial reporting could have a material adverse impact on the Company.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 4 of this Quarterly Report, management reports that material weaknesses exist in the Company’s internal control over financial reporting. Due to these material weaknesses, management has concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were not effective. Consequently, and pending the Company’s remediation of the matters that have caused the control deficiencies underlying the material weaknesses, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company of its common stock during the quarter ended April 30, 2012:

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2012-February 29, 2012	61	(1)	$5.65	—	$—
March 1, 2012-March 31, 2012	—	(1)	$—	—	—
April 1, 2012-April 30, 2012	61	(1)	$4.99	—	—

(1)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: January 11, 2013	By:	/s/ STEVEN G. CRANE
Steven G. Crane
Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Designations of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on March 22, 2012 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

4.1	Rights Agreement, dated as of March 21, 2012, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series B Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

4.2	Amendment No. 1, dated as of March 21, 2012 to Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

31.1	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of April 30, 2012 and July 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2012 and 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.